Form 10-K
period 1993-12-31
PLUM CREEK TIMBER CO L P
filed 1994-03-14
CIK 849213

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December  31, 1993

                                       OR

         (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                        Commission file number  1-10239

                        PLUM CREEK TIMBER COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

                999 Third Avenue, Seattle, Washington 98104-4096
                           Telephone:  (206) 467-3600

Organized in the State of Delaware                 I.R.S. Employer
                                                  Identification No.
                                                      91-1443693

          Securities registered pursuant to Section 12(b) of the Act:
            Depositary Units, Representing Limited Partner Interests

      The above securities are registered on the New York Stock Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
filing requirements for the past 90 days. Yes  [ X ]  No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

                        PLUM CREEK TIMBER COMPANY, L.P.

                               TABLE OF CONTENTS

ITEM NO.                          CAPTION                                                   PAGE
- --------                          -------                                                   ----
                   PART I
                   ------
1. & 2.            Business and Properties                                                   3
                   Segment Information                                                       3
                   Resources Segment                                                         3
                   Manufacturing Segment                                                     6
                   Federal and State Regulations                                             8
                   Income Tax Considerations                                                 11
                   Encumbrances                                                              12
                   Competition                                                               13
                   Employees                                                                 13

3.                 Legal Proceedings                                                         14

4.                 Submission of Matters to a Vote of Security Holders                       14

                   PART II
                   -------

5.                 Market for the Registrant's Common Equity
                   and Related Unitholder Matters                                            15

6.                 Selected Financial Data                                                   16

7.                 Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                             17

8.                 Financial Statements and Supplementary                                    24
                   Financial Information

9.                 Changes In and Disagreements with Accountants
                   on Accounting and Financial Disclosure                                    42

                   PART III
                   --------

10. & 11.          Directors and Executive Officers of the Registrant
                   and Executive Compensation                                                42

12.                Security Ownership of Certain Beneficial Owners
                   and Management                                                            42

13.                Certain Relationships and Related Transactions                            42

                   PART IV
                   -------

14.                Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                                       42

                                     PART I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

         Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership and its subsidiaries, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage, and operate 2.0 million acres of timberland and nine wood products conversion facilities in Montana, Washington and Idaho. The Partnership owns 98 percent of Manufacturing, and 96 percent of Marketing. Plum Creek Management Company, L.P. (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining 2 percent and 4 percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing.


SEGMENT INFORMATION

         As used herein, "Resources Segment" refer to the combined timber and land management business of the Partnership. Manufacturing and "Manufacturing Segment" refers to the combined business of Manufacturing and Marketing. Certain financial information for each business segment is included in Note 11 of Notes to Combined Financial Statements.


RESOURCES SEGMENT

         GENERAL. The Resources Segment consists of approximately 2.0 million acres of timberland in the Pacific Northwest (the "Timberlands"). The Timberlands are geographically segregated into two regions, the Cascade Region in western Washington, and the Rocky Mountain Region in western Montana, northern Idaho and eastern Washington. At December 31, 1993, the 2.0 million acres of Timberland contained an estimated timber inventory of 10.5 billion board feet ("BBF") of standing timber of which 8.1 BBF and 2.4 BBF were located in the Rocky Mountain and Cascade regions, respectively.

         The Resources Segment grows and harvests timber for sale in export and domestic markets and sells land on an opportunistic basis, which is designated as having a higher and better use than for forest management.

         The following summarizes the major components of the Resources Segment's operating income:

         (In thousands)            1993             1992             1991
                                  -------          -------          -------
         Export Logs              $41,448          $24,074          $16,549
         Domestic Logs             85,594           42,781           31,163
         Land Sales                 7,691           20,306           10,080

         Operating income from export and domestic log sales increased by 72% and 100%, respectively, from 1992 primarily due to higher prices caused by timber supply constraints as well as increased wood product demand. Land sales in 1992 included the strategic sale of the Company's 164,000 acre Gallatin Unit located in southwestern Montana.

         CASCADE REGION. The Cascade Region consists of approximately 330,000 acres of timberland. Approximately 49% of the total timber harvest in the Cascade Region (compared to 40% and 43% in 1992 and 1991, respectively) was sold for export to Pacific Rim countries, principally Japan. Logs not sold for export were primarily sold to domestic mills owned by third parties. Logs sold for export are generally of higher quality than logs sold into the domestic market. Sales of export logs increased as a relative percentage of total sales in the Cascade Region primarily due to the continuing log shortage which has caused export customers to compete for logs traditionally sold to the domestic market.

         ROCKY MOUNTAIN REGION. The Rocky Mountain Region consists of approximately 1,709,000 acres of timberland. During 1993, 59% of the total timber harvest in the Rocky Mountain Region was sold to the Manufacturing Segment (compared to 61% and 60% in 1992 and 1991, respectively), with the remainder sold to third-party domestic mills.

         On November 1, 1993, the Partnership purchased approximately 865,000 acres of timberland and other timber related assets (the "Montana Timberland Acquisition") from Champion International Corporation for approximately $260 million. These timberlands are located in western Montana in close proximity to existing Company assets. Management believes the Montana Timberland Acquisition represented a strategic and financially attractive opportunity as well as provides operating flexibility by allowing Manufacturing to be more self-sufficient from a raw material standpoint.

         Simultaneous to the Montana Timberland Acquisition, the Partnership entered into a log sourcing agreement with Stimson Timber Company ("Stimson") to supply Stimson's Montana mills with 950 million board feet ("MMBF") of logs, at estimated market prices, over a ten year period ending in 2003. At December 31, 1993, the Partnership had a remaining commitment of approximately 926 MMBF.

         TIMBER MANAGEMENT STRATEGY. The Partnership's resource operations involve timber management and harvesting operations, which include road construction and reforestation, as well as wildlife and watershed management. These activities are based on data concerning tree species, site productivity indices as to the type and number of trees by size and age classification, classification of soils, stocking per acre, and information on forest management costs. From this data, coupled with current economic and market conditions, the Partnership develops its annual harvesting plan based upon silvicultural considerations, balancing ecological demands of the forest with a view toward maximizing the value of its timber and timberland assets.

         The Partnership employs a number of traditional and newly developed harvesting techniques on its lands based on site specific characteristics and other considerations. During 1993, the Partnership practiced "Environmental Forestry" on 100% of its Timberlands. Environmental Forestry attempts to better protect and maintain the ecosystem while providing for a reasonable harvest. As a part of this, the Partnership is experimenting with "New Forestry", a technique which prescribes retention of a mix of green and dead trees at the harvest site, including some large trees, snags and downed logs to enrich and protect the soil for successive generations of trees, and to provide habitat for a variety of wildlife species. The Partnership intends to continue to experiment with, and expand as appropriate, the "New Forestry" component of Environmental Forestry.

         The Partnership's forestry operations encompass a variety of climatic conditions, topographic features and vegetation types. Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, tree size, age and stocking. For instance, harvesting on steep slopes or during wet seasons is often done using cable yarding systems to prevent damage to soils. Harvesting methods include a variety of partial removals such as seed trees, shelterwood, overstory removal and selective harvests as well as sometimes clear-cutting. The method chosen depends on tree species, terrain, visual concerns and regeneration objectives. Forest stands may be thinned periodically to improve growth and stand quality until they are harvested. Environmental factors, such as length of growing season, also affect the period of time between harvest. This period, called rotation, can be as short as 40 years in the Cascade Region and as long as 80 years in the Rocky Mountain Region.

         Different areas within a forest may be planted or seeded in successive years to provide a variety of age classes within the forest. A variety of age classes will tend to provide a regular source of cash flow as the various timber stands within the forest reach harvestable age. The timing of harvests of merchantable timber depends in part on maturity cycles and in part on economic conditions. The Partnership will continue to develop its forest management operations to take advantage of technological, biological and genetic advances to improve timber yields to the greatest extent possible. The Partnership's forestry practices now include thinning of some timber stands, controlled burning, fertilization of timber plantations where cost effective, disease and pest control and reforestation.

         It is the Partnership's policy to promptly reforest every acre harvested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are widely used in the Rocky Mountain Region. During 1993, the Partnership planted over 3 million seedlings, mostly in the Cascade Region where about 80% of the reforestation is done by planting. Seedlings, which are from one to three years old when planted, are obtained partially from Plum Creek's nursery in Pablo, Montana.

         The Partnership manages its forest inventory by the use of a computerized timber inventory system. The timber inventory is calculated using statistical information obtained by physical measurements, site maps and photo-types. In addition, the system incorporates estimates related to growth which considers species, topographical information, soil types, and other factors, as well as specifications on merchantability. In addition, during 1993, the Partnership began the implementation of a Geographical Information System ("GIS") in the Cascade Region. A GIS system stores spatial and attribute data for timberlands and provides a wide array of mapping and analytical tools. The data base includes geographic information, species, volume and diameter specifications on the site. A similar system was purchased with the Montana Timberland Acquisition and will be implemented across the entire Rocky Mountain Region beginning in 1994.

         Forests are subject to a number of natural hazards, including damage by fire, insects and diseases. Severe weather conditions and other natural disasters can also reduce the productivity of forest lands, although damage from natural causes is typically localized and would only affect a portion of the Timberlands at any given time, and can interfere with the processing and delivery of forest products. Nevertheless, such hazards are to a large extent unpredictable and there can be no assurance that losses will be so limited.
The size, species, diversity and checker-board ownership of the Timberlands, as well as the Partnership's forest management practices, should help to minimize these risks. Consistent with the practices of other large timber companies, the Partnership does not maintain insurance against loss to standing timber on the Timberlands, but maintains insurance for loss of logs due to fire and other occurrences following harvesting.


MANUFACTURING SEGMENT

         GENERAL. The Manufacturing Segment consists of four lumber mills, two plywood plants and a medium density fiberboard ("MDF") facility in western Montana and a lumber mill and a wood chip plant in Washington, collectively known as the "Conversion Facilities". The Conversion Facilities produce a wide variety of lumber, plywood and MDF products which are sold to Marketing who markets and sells the products. Marketing targets the products to retail home centers and various specialty niche markets which are less cyclical than the traditional housing related markets. In addition, in order to enhance customer service and provide prompt deliveries, Marketing has established a network of over 30 warehouses located strategically throughout the United States.

         RAW MATERIALS. Manufacturing obtains the majority of its raw logs from the Partnership's Timberlands of which 51%, 51%, and 59% was sourced from the Resources Segment in 1993, 1992 and 1991, respectively. It is anticipated, however, that 1994 log sourcing from the Resources Segment will increase to 65%
- - 70% as a result of the Montana Timberland Acquisition. The price of logs obtained from the Partnership is determined quarterly based upon estimated market prices and terms in effect at the time.

         Manufacturing has and will continue to purchase stumpage and logs from external sources, which include the United States Forest Service ("USFS"), Bureau of Indian Affairs ("BIA"), and state and private timberland owners. At December 31, 1993 and 1992, Manufacturing had 146 MMBF and 95 MMBF, respectively, of timber under contract from external sources which may be harvested over the next three years. A major portion of Manufacturing's externally sourced timber comes from the USFS. The USFS has a ten-year harvest plan which is expected to provide for a 1994 harvest of 576 MMBF in the geographic area of the Conversion Facilities. However, due in part to legal challenges, the USFS will most likely be unable to sell all of that volume. Manufacturing is permitted to bid on up to approximately fifty percent annually of this USFS volume, with the remainder set aside for small businesses. In addition, approximately 300 MMBF of timber has been and is expected to be made available annually from other sources. The geographic area in which the Conversion Facilities operate may expand or contract from year to year as the cost of logs and value of manufactured products fluctuate. (For further discussion of other timber supply issues see "Federal and State Regulations".)

PRODUCTS AND MARKETS

         LUMBER. Manufacturing produces a diverse line of lumber products, including boards and studs which are manufactured at two studmills and three random-length lumber mills located in Montana and Washington. For the years ended December 31, 1993, 1992 and 1991 these mills produced on a comparable mill basis 352 MMBF, 355 MMBF, and 347 MMBF of lumber, respectively.

         Manufacturing targets its lumber sales away from the more cyclical housing construction markets and towards domestic lumber retailers, such as retail home center chains, for use in repair and remodeling projects. Value-added products such as consumer appearance boards, pull-to-length boards, premium furring strips, premium studs and export products, aimed at retail and other specialty markets, have made Manufacturing less dependent on cyclical markets. All of Manufacturing's lumber mills are also capable of making products for export markets. In 1993, 60% of Manufacturing's lumber products were sold into retail markets, 13% to stocking distributors, 20% to industrial and remanufactured product markets and 7% to export markets. These amounts compare to 61%, 15%, 16% and 8% for these same markets, respectively, in 1992. The increase in the relative percentages sold to the industrial and remanufactured product markets and an offsetting decrease to the stocking distributors was the result of the Company's continued focus on the more specialty and niche markets which are less reliant upon residential construction.

         PLYWOOD.   Manufacturing produces high-grade plywood which is
primarily sold into specialized industrial markets. Plywood products are manufactured at two plywood facilities located in Montana. For the years ended December 31, 1993, 1992 and 1991 the plywood plants produced 289 million square feet ("MMSF") (3/8" basis), 294 MMSF, and 279 MMSF of plywood, respectively.

         During 1993 and 1992, 76% and 71%, respectively, of Manufacturing's plywood products were sold in specialty industrial markets, including carpet strip, recreational boat and recreational vehicle markets. The increase in sales to industrial markets was the result of the Company's continued focus on specialty markets in an effort to be less reliant upon the cyclicality of home construction markets. Manufacturing's plywood products are generally of higher quality and value than commodity construction grade products, which makes them more valuable in these specialty niche markets.

         MEDIUM DENSITY FIBERBOARD.   Manufacturing produces MDF products which
are primarily sold to furniture manufacturers and commercial store fixture producers. For the years ended December 31, 1993, 1992 and 1991 the plant produced 106 MMSF (3/4" basis), 109 MMSF, and 103 MMSF of MDF, respectively. The increased production volume in 1992 was due to the installation of a number of capital projects. In addition, 1993 production was down slightly due to a February fire at the plant which caused temporary production delays.

         Manufacturing supplies high quality MDF to markets primarily in North America and Pacific Rim countries. In 1993, Manufacturing sold approximately 46% of its MDF directly to domestic industrial manufacturers or fabricators, 32% to stocking distributors, 17% into overseas export markets, primarily Pacific Rim countries, and 5% to retail and other markets. These amounts compare to 45%, 29%, 21% and 5% to the same markets, respectively, in 1992. The increase in the percentage of MDF sales to domestic markets and resulting decrease of sales to overseas markets was the result of improvements in the U.S. economy which boosted domestic demand for MDF products.

         CHIPS.   Manufacturing's lumber and plywood mills produce wood chips as a by-product from the conversion of raw logs into finished products. These wood chips are sold to regional paper and pulp mills as well as to the Company's MDF facility. The Company's lumber and plywood facilities produced 257 thousand bone dry tons ("MBDT"), 269 MBDT and 252 MBDT of chips in 1993, 1992 and 1991, respectively. Residual wood chip sales volume was 4% lower in 1993 as compared to 1992 primarily due to the increased sales of other residual wood products which had been previously chipped, but because of higher wood product prices, these products are now economic to produce and sale.

         Manufacturing also produces wood chips at its Cle Elum, Washington chip plant. The chip plant produced 76 MBDT, 76 MBDT and 83 MBDT in 1993, 1992 and 1991, respectively.


FEDERAL AND STATE REGULATIONS

         GENERAL. The activities of the Company are subject to various federal and state environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and which also establish standards for the treatment, storage and disposal of solid and hazardous waste, and govern the discharge of runoff stormwater and wastewater. The General Partner believes that the Company is in substantial compliance with such laws and regulations. (See Item 3. Legal Proceedings.)

         The activities of the Company are also subject to federal and state regulations regarding natural resources and forestry operations and the requirements of the federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of the Company's employees. The General Partner believes that the Company is in substantial compliance with such laws and regulations.

         The Company conducts operations in or near significant environmentally sensitive areas which include the habitats of numerous species including a number of threatened or endangered species. As a result, the Company's activities in such areas may be subject to restrictions relating to the harvesting of timber and the construction of roads.

         REGULATION. In July 1990, the United States Fish and Wildlife Service ("USFWS") listed the Northern Spotted Owl ("Owl") as a threatened species throughout its range in Washington, Oregon and California under the federal Endangered Species Act ("ESA").

         At the time of the regulation, the USFWS issued suggested guidelines to be followed by landowners in order to comply with the ESA's prohibition against harming or harassing Owls. These guidelines were rescinded in response to an industry lawsuit, but continue to serve as the basis for USFWS enforcement of the ESA. The guidelines impose several requirements, including the restriction and preclusion of harvest activities in areas within a 1.8 mile radius (approximately 6,600 acres) of known nest sites or activity centers for pairs of Owls or territorial single Owls ("Activity Areas"). Under the guidelines, at least 40% in the aggregate of the area within Activity Areas has to be maintained as suitable Owl habitat. In addition, 70 acres immediately around nest sites has to be preserved. Under the guidelines, approximately 115,000 acres of the 330,000 acres in the Partnership's Cascade region lie within Activity Areas.

         The USFWS announced on December 29, 1993, that it is proposing to draft a special rule ("Special Rule") to redefine private landowner obligations under the ESA. In its description of the proposed Special Rule, the USFWS indicated that the guidelines would serve as the basis for regulation in areas of special concern ("ASC") for the Owl. Outside of the ASCs, only 70 acres around nest sites would be restricted. A substantial majority of the Partnership's Timberlands that contain occupied Owl habitat lie within ASCs. Accordingly, the proposed Special Rule is not likely to materially alter the current level of regulation on the Partnership's activities due to the Owl.

         All forest practice applications ("FPA's") within Activity Areas must also comply with the Washington State Environmental Policy Act ("SEPA") and Forest Practices Act. In June 1992, the Washington State Forest Practices Board (the "Board") adopted regulations which provide that SEPA will apply to FPA's for activities on the 500 acres of habitat surrounding nest sites or activity centers. By its terms, the rule was to have sunseted in March 1994. In February 1994, the Board, however, extended the rule for an additional four months.

         Compliance with the ESA and SEPA is causing delays and in some cases modification of Partnership FPA's in Owl Activity Areas and may cause denials of future Partnership FPA's.

         The ESA also prohibits the federal government from causing jeopardy to the Owl or destroying or adversely modifying its designated critical habitat. Private landowners are potentially affected by this restriction if a private activity requires federal action, such as the granting of access or federal funding. Where there is such a federal connection, the federal agency involved must consult with the USFWS to determine that the proposed activity would not cause jeopardy to the Owl or direct or indirect adverse modification of its designated critical habitat, or if it would, then to propose, where possible, alternatives or modifications to the proposed activity. The Partnership's Timberlands are often intermingled with federal land in or near areas that include the habitats of a number of threatened or endangered species such as the Owl and the grizzly bear. Thus, access across federal lands to certain of the Partnership's Timberlands in such areas has been and, is likely to continue to be, delayed by the administrative process and legal challenges and may be subjected to restriction under the ESA.

         On June 9, 1992, the USFWS published its draft recovery plan (the "Draft Plan") for the Owl. A recovery plan, once final is not legally binding, but it may form the basis for future regulation. The Draft Plan recommends that 7.5 million acres of federal land be set aside in designated conservation areas ("DCA's") where timber harvesting and road building would be prohibited. On July 16, 1993, the Clinton Administration proposed a new forest policy that would provide for the conservation of the Owl and numerous other species. The Clinton administration intends to implement its policies administratively. However, the plan is likely to be subjected to legal challenges and thus, its implementation remains uncertain.

         The ultimate impact of the Owl listing on the Partnership will depend on (i) the number of Activity Areas actually found on or near Partnership Timberlands, (ii) the availability and amount of suitable habitat within individual Activity Areas, (iii) the outcome of the Clinton Administration's forest policy, including the proposed Special Rule, (iv) future regulations and restrictions placed on private and public lands, (v) promulgation, interpretation and application of Owl regulations by both the USFWS and the Washington State Department of Natural Resources, (vi) the impact of reduced harvests upon stumpage prices, and (vii) the outcome of litigation. Although the continuing uncertainty surrounding efforts to conserve the Owl make it difficult to assess the future impact of the Owl listing on the Partnership, at this time, the General Partner does not believe that federal and state laws and regulations related to the Owl will have a materially adverse effect on the financial position of the Company or its results of operations. There can be no assurances, however, that (i) future interpretation or administration of current laws and regulations, (ii) changes in laws or regulations, (iii) increases in the number of Owls on or near Partnership lands, or (iv) decreases in suitable habitat adjacent to Partnership lands will not adversely affect the operations or financial position of the Company.

         The General Partner anticipates that increasingly strict laws and regulations relating to the environment, natural resources, forestry operations, and health and safety matters, as well as increased social concern over environmental issues, may result in additional restrictions on the Company causing increased costs, additional capital expenditures and reduced operating flexibility.

         LEGISLATION RESTRICTING LOG EXPORTS.   Federal legislation currently
prohibits the sale of unprocessed logs harvested from federal lands located in the western half of the U.S. if such logs will be exported from the United States by the purchaser thereof or if such logs will be used by the purchaser thereof as a substitute for timber from private lands which is exported by such purchaser. This prohibition does not impact the purchase of timber by the Partnership from federal lands in the geographic area of the Conversion Facilities. In addition, federal legislation prohibits the export of unprocessed logs harvested from certain state lands. As a result, Washington and Oregon currently prohibit the export of all logs harvested from state lands. Proposals have also been made from time to time, but to date have been unsuccessful, to either ban or tax the export of unprocessed logs harvested from private lands.

INCOME TAX CONSIDERATIONS

         PARTNERSHIP STATUS. The Partnership is not a taxable entity and incur no federal income tax liability. Each partner is required to take into account in computing his or her federal income tax liability, his or her allocable share of income, gains, losses, deductions and credits of the Partnership, regardless of whether cash distributions are made. Distributions by the Partnership to a partner are generally not taxable unless the distribution is in excess of the partner's adjusted basis in his or her partnership interest.

         SECTION 754 ELECTION. The Partnership has made the election permitted by Section 754 of the Internal Revenue Code (the "Code"). The election will generally permit a purchaser of depositary units representing limited partner interests ("Units") to adjust his or her share of the basis in the Partnership's properties ("Inside Basis") pursuant to Section 743(b) of the Code to fair market value (as reflected by his Unit price), as if he or she had acquired a direct interest in the Partnership's assets. A Unitholder's allocable share of Partnership income, gains, losses and deductions is determined in accordance with the Unitholder's unique basis under this election. In the case of the Partnership Units, the Section 743(b) adjustment acts in concert with the Section 704(c) allocation (and curative allocations) in providing the purchaser with a fair market value Inside Basis. Such election is irrevocable and may not be changed without the consent of the Internal Revenue Service ("IRS"). The Section 743(b) adjustment is attributed solely to a purchaser of Units and is not added to the basis of the Partnership's assets associated with all of the Unitholders.

         FEDERAL INCOME TAXATION - GENERAL. Marketing, organized as a separate corporation, reports all of its income, gains, losses, deductions and credits arising from its operations on its own return and pays a corporate tax on any resulting net income. Under current law, Marketing's net income is subject to federal income tax at rates of up to 35%. Losses realized by Marketing do not flow through to the Partnership, but are carried back and forward, within certain limitations, to offset taxable income of Marketing in past or future years. Distributions, if any, received by the Partnership through Marketing generally would be characterized as either taxable dividends of current or accumulated earnings and profits or in the absence of earnings and profits, as a nontaxable return of capital (to the extent of the Partnership's tax basis in Marketing's stock) or as taxable capital gain (after the Partnership's basis in such stock is reduced to zero).

         PRIVATE LETTER RULING. A master limited partnership, under current law, must derive 90% or more of its income from qualifying sources, which include natural resource businesses. During 1990 and 1993, the Partnership received favorable tax rulings from the IRS stating that income from sawmilling, plywood and MDF operations constitutes qualifying income.

         STATE TAX INFORMATION. The Partnership conducts operations in three states, two of which (Idaho and Montana) have a state income tax. To simplify the Unitholders' state filing requirements, the Partnership files composite returns in each of those states and pays the state income tax due for non-resident Unitholders. Marketing conducts operations in approximately 25 states for which it pays state corporate income taxes.

         TAX-EXEMPT ENTITIES. Certain entities otherwise generally exempt from federal income taxes (such as individual retirement accounts ("IRAs"), employee benefit plans and other charitable or exempt organizations) may be subject to federal income tax if their share of Unrelated Business Taxable Income ("UBTI") exceeds $1,000. For 1993, all income derived from the Partnership is treated as UBTI. For years after 1993, income will be classified as UBTI dependent upon source. Most of the Partnership's income will continue to be classified as UBTI. Regulated investment companies are required to derive 90% or more of their gross income from qualified sources, such as interest or security trading income; gross income from the Partnership is not qualifying income for purposes of this test.

         TIMBER INCOME. Section 631 provides special rules by which gains from the sale of timber or cut logs, which would otherwise be taxable as ordinary income, are treated in whole or in part as capital gains from the sale of property used in a trade or business. The Partnership has elected to apply the provisions of Section 631.

ENCUMBRANCES

         Under the terms of the Senior Notes and the reducing revolving line of credit used to finance the Montana Timberland Acquisition, the Partnership has agreed not to pledge, assign or transfer the Timberlands, except under limited circumstances. Under the terms of the First Mortgage Notes of Manufacturing, the holders of these notes have a first mortgage lien on substantially all of the Conversion Facilities. In addition, the Partnership guarantees the First Mortgage Notes of Manufacturing. At December 31, 1993, the Partnership's and Manufacturing's accounts receivable and inventories serve as collateral for any borrowings made under their respective short-term bank revolving credit facilities.

         The Partnership's title to the Timberlands acquired during the formation of the Company on June 8, 1989 includes the related hard rock mineral interests. However, the Partnership did not obtain the hard rock mineral interest to the 865,000 acres of timberland purchased in the Montana Timberland Acquisition. In addition, the Partnership does not own oil and gas mineral interests to any of its Timberlands. The title to the Timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, cemeteries, camping sites, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the Timberlands or materially restrict the harvesting of timber or other operations of the Partnership.

COMPETITION

         RESOURCES SEGMENT. In export log markets, the Partnership competes with other U.S. companies, Chile, New Zealand, Russia, Canada and Scandinavia, all of which have abundant timber resources.

         In domestic log markets, the Partnership competes with numerous private land and timber owners in the northwestern U.S. as well as with the states of Idaho, Montana, Oregon and Washington. In addition, the Partnership competes with the U.S. Government, principally the USFS, the Bureau of Land Management and the BIA. Timber supplied from the U.S. Government, Washington and Oregon land is restricted from export, and is sold solely into domestic markets. (See Federal and State Regulations.)

         Domestic wood and fiber consuming facilities tend to purchase raw materials within relatively small geographic areas, generally within a 200 mile radius, due to log transportation costs. Competitive factors within a market area generally will include price, species and grade, proximity to wood consuming facilities and ability to meet delivery requirements.

         MANUFACTURING SEGMENT. Markets for forest products are highly competitive in terms of price and quality. Manufacturing competes in domestic lumber markets primarily with other U.S. and Canadian companies. Manufacturing competes in the Japanese lumber market primarily with Japanese, Canadian, Russian and Scandinavian companies. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board and waferboard, which are less expensive, but generally lower quality substitutes.

         Competition in the markets for commodity-grade lumber and plywood is primarily based on pricing strategies, while sales in specialty niche markets and retail markets are strongly influenced by product quality, customer service, efficiency of distribution and the ability to supply products in the future. The ability to provide companion products and a variety of substitute products is also used as a marketing strategy for certain products. Fiberboard producers typically compete on a global scale. Accordingly, sales are generally determined by product quality and level of customized services the producer can provide, rather than by geographic location.


EMPLOYEES

         The Company currently has approximately 340 salaried and 1,360 hourly employees and believes that its employee relations are good. The Company's wage scale and benefits are generally competitive with other forest products companies. The Company's employees are not unionized. The harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

ITEM 3. LEGAL PROCEEDINGS

         On May 1, 1992, the Company received a Notice of Violation ("NOV") from the Environmental Protection Agency ("EPA") under the Clean Air Act. The NOV alleges that Plum Creek's Evergreen veneer dryers in Kalispell, Montana were not in compliance with an air quality permit on January 15, 1992 when visible emissions from the veneer dryers were observed by the EPA. These dryers were also the subject of a suit filed by the Montana Air Quality Bureau ("MAQB") in March 1990. Prior to the January 15, 1992 alleged violation, the Company entered into a Consent Decree with the MAQB. The Company installed approximately $900,000 of emission control equipment on the dryers on April 14, 1992, in order to comply with the permit and all State and Federal visible emission limits. Plum Creek will work with the EPA to provide information and resolve issues arising under the NOV. The EPA has not notified the Company what sanctions, if any, the EPA would seek as a result of the NOV.

         There is no pending litigation, and to the knowledge of the General Partner there is no threatened litigation, involving the Company which would have a material adverse effect on the business, the financial position or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED UNITHOLDER MATTERS

         The Partnership's Units are traded principally on the New York Stock Exchange. As of December 31, 1993, there were approximately 37,000 beneficial owners of 40,608,300 outstanding Units.

         Trading price data, as reported by the New York Stock Exchange, and declared cash distribution information for 1993 and 1992 are as follows ($ per Unit amounts have been restated for the December 6, 1993 three-for-one Unit split):

1993                             1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
- ----                             --------    --------    --------    --------
High                             $16-5/8     $17-7/8     $21-3/4     $26-3/4
Low                               14-5/8      15-1/2      17-3/8      20-7/8
Cash Distribution per Unit       $ 0.333     $ 0.333     $ 0.333     $  0.38


1992                             1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
- ----                             --------    --------    --------    --------

High                             $13-3/8     $13-1/4     $    15     $    15
Low                               10-7/8      11-1/2      12-1/2      12-7/8
Cash Distribution per Unit       $ 0.267     $  0.30     $  0.30     $  0.30


         Cash distributions are paid from available cash as defined by the Partnership's partnership agreement. It is the Company's intention to maintain the distribution into the foreseeable future, however, there can be no guarantee other than the General Partner's obligation to support quarterly distributions at certain minimum levels, through June 1994. In addition, the Company's debt agreements have certain restrictive covenants limiting the amount of the cash distribution.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                                 June 8          Jan. 1
                                                                                                 through         through
                                                                                                Dec. 31,         June 7,
                                          1993(2)      1992(5)       1991(6)       1990           1989             1989
                                        ----------    ---------     ---------    ---------    ------------    --------------
                                                                                                               (Predecessor)
                                                                                                                    (1)
FOR THE PERIOD:
(IN MILLIONS, EXCEPT PER UNIT):
Revenues  . . . . . . . . . . . . . . .  $ 501.0       $  439.9      $  389.8     $  372.8     $  205.7         $  143.9
  Depreciation, Depletion and
    Amortization  . . . . . . . . . . .     38.8           39.0          43.0         44.9         25.7              4.7
  Operating Income  . . . . . . . . . .    126.6           97.8          55.7         52.4         31.4             37.9
  Net Income  . . . . . . . . . . . . .     91.4           64.2          18.7         22.2         14.4             24.4
  Capital Expenditures (4)  . . . . . .    284.6           25.6          11.4         20.8         18.7             11.8
  Net Cash Provided by
     Operations . . . . . . . . . . . .    115.3           78.0          62.1         52.8         27.3             20.0
  Net Income per Unit (3) . . . . . . .      1.92           1.34          0.37         0.44         0.30
  Cash Distributions Declared
    per Unit (3)  . . . . . . . . . . .      1.38           1.17          1.07         1.03         0.52

AT PERIOD END (IN MILLIONS):
   Working Capital. . . . . . . . . . .     53.2          100.6          73.8         73.0         89.2             72.7
   Total Assets.  . . . . . . . . . . .    816.5          586.1         580.8        607.4        650.4            210.1
   Total Debt . . . . . . . . . . . . .    569.9          318.5         325.0        325.0        325.0              2.1
   Partners' Capital and Equity . . . .  $ 192.6       $  225.3      $  211.7      $ 240.6      $ 281.0         $  165.0

OPERATING DATA:
   Fee Timber Harvested (MMBF). . . . .    458            469           563          503          377              220
   Non-Fee Timber Harvested (MMBF). . .     77            117            76          102           83               33
   Lumber Production (MMBF) . . . . . .    352            395           409          372          199              159
   Plywood Production (MMSF)
     (3/8" basis) . . . . . . . . . . .    289            294           279          268          149              115
   MDF Production (MMSF)
     (3/4" basis) . . . . . . . . . . .    106            109           103           97           47               35


(1) "Predecessor" refers to the acquired business, on June 8, 1989, of Plum Creek Timber Company, Inc., a former subsidiary of Burlington Resources Inc., the Company's former General Partner.

(2) During 1993, the Company elected to change its method for valuing inventories from average cost to the last-in, first-out ("LIFO") method. This change in accounting lowered 1993 earnings by $8.0 million or $0.18 per Unit. The cumulative effect of the accounting change and pro forma effects on prior years' earnings have not been included because such effects are not reasonably determinable. In addition, on August 30, 1993 the Partnership redeemed the
1.25 million (on a pre-Unit split basis) DPIs for $63.0 million.

(3) Per Unit amounts have been restated for the December 6, 1993 three-for-one Unit split.

(4) Included in 1993 capital expenditures was $255.3 million paid for the timberlands acquired as part of the Montana Timberland Acquisition.

(5) Included in 1992 results of operations was the sale of the 164,000 acre Gallatin Unit, together with the Belgrade sawmill for $23 million plus the value of inventory. The sale resulted in a net gain of $15.6 million.

(6) Effective January 1, 1991, the Company increased the estimated remaining lives of its machinery and equipment. This change in accounting estimate increased the Company's 1991 net income by $9.3 million or $0.21 per Unit.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership and its subsidiaries, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc., ("Marketing"), own, manage, and operate 2.0 million acres of timberland and nine wood products conversion facilities in Montana, Washington and Idaho. The Partnership owns 98 percent of Manufacturing and 96 percent of Marketing. Plum Creek Management Company L.P., (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining 2 percent and 4 percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing. "Resources Segment" refers to the combined timber and land management business of the Partnership. "Manufacturing Segment" refers to the combined business of Manufacturing and Marketing.


EVENTS AND TRENDS AFFECTING OPERATING RESULTS

         MARKET FORCES. The demand for logs and manufactured wood products depends upon international and domestic market conditions, the value of the U.S. dollar in foreign exchange markets, competition and other factors. In particular, the demand for logs, lumber and plywood is affected by residential and industrial construction, and repair and remodel activity. These activities are subject to fluctuations due to changes in economic conditions, tariffs, interest rates, population growth and other economic, demographic and environmental factors.

         SEASONALITY. Domestic log sales volumes are typically at their lowest point in the second quarter of each year during spring break-up, when warming weather thaws and softens roadbeds, restricting access to logging sites. Revenues from export log sales are affected in part by variations in inventory in the countries where such logs are sold as well as by weather conditions. Winter logging activity in the Pacific Northwest takes place at lower elevations, where predominantly lower quality and second growth logs are found, affecting the volume of higher quality export logs sold during this time of the year.

         Demand for manufactured products is generally lower in the fall and winter quarters when activity in the construction, industrial and repair and remodeling markets are slower, and higher in the spring and summer quarters when these markets are more active. Working capital varies with seasonal fluctuations. Log inventories increase going into the winter season to prepare for reduced harvest during spring break-up.

         CURRENT MARKET CONDITIONS. Prices for both export and domestic logs were stronger in 1993 than in 1992 primarily due to log shortages, resulting from litigation and environmental restrictions as well as improved demand for finished wood products. In addition, competition between and within the Northwest export and domestic log markets continues to intensify for available timber as buyers continue to compete for shrinking timber supplies.

         Prices for lumber and plywood strengthened during 1993. Industry composite indices for lumber and plywood commodity prices were 40% and 19% higher in 1993 than 1992. The price improvement was primarily due to a stronger domestic economy, lower interest rates resulting in improved wood product demand as well as reduced timber supplies.


FINANCIAL CONDITION AND LIQUIDITY

         Net cash provided by operating activities was $115.3 million, $78.0 million, and $62.1 million for 1993, 1992, and 1991, respectively. At December 31, 1993, the Company had $34.0 million of cash and cash equivalents.

         The Partnership and Manufacturing have short-term revolving credit agreements with a group of banks to borrow up to $15 million and $20 million, respectively, for working capital purposes and standby letters of credit. As of December 31, 1993, there were letters of credit issued in the amounts of $2.6 million and $0.5 million for the Partnership and Manufacturing, respectively. Manufacturing also has a $20 million revolving credit agreement with the Partnership. At December 31, 1993 and 1992 there were no such borrowings outstanding. Total borrowings, in the aggregate, by Manufacturing under its revolving credit agreements cannot exceed $20 million.

         The Partnership and Manufacturing have a capital facility which enables Manufacturing to borrow up to $20 million from the Partnership. There were no such borrowings outstanding as of December 31, 1993 and 1992.

         The Partnership entered into a reducing revolving line of credit ("Line of Credit") with a group of banks to finance the Montana Timberland Acquisition. The Line of Credit bears a floating rate of interest and allows the Partnership to borrow up to $275 million. The Line of Credit decreases by $13,750,000 semiannually, on May 1 and November 1 of each year through November 1, 2001, at which time the balance is due. At December 31, 1993 the Partnership had $260 million of borrowings outstanding on the Line of Credit of which $20 million was repaid on January 3, 1994.

         The Partnership's and Manufacturing's long-term debt agreements, Line of Credit and short-term revolving credit facilities contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership and Manufacturing were in compliance with such covenants as of December 31, 1993 and 1992.

         On August 30, 1993, the Partnership redeemed the 1.25 million Deferred Participation Interests ("DPIs") for $49.50 per DPI (on a pre- Unit split basis), plus direct costs associated with redeeming the DPIs (see Note 9 of Notes to Combined Financial Statements).

         The Partnership will distribute $0.38 per Unit for the fourth quarter of 1993. The distribution will equal $18.8 million (including $3.4 million to the General Partner), and will be paid on March 1, 1994 to Unitholders of record on February 15, 1994. The computation of cash available for distribution includes a required reserve for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner, for working capital, capital expenditures or future cash distributions.

         Cash required to meet the Partnership's quarterly cash distributions, capital expenditures and to satisfy interest and principal payments on the Company's debt will be significant. The General Partner expects that all debt service will be funded from cash generated by operations. The Partnership expects to make cash distributions from current funds and cash generated from operations.

         The Company is involved in certain environmental and regulatory proceedings and other related matters. Although it is possible that new information or future developments could require the Company to reassess its potential exposure related to these matters, the Company believes, based upon available information, that the resolution of these issues will not have a materially adverse effect on its results of operations or financial position.

CAPITAL EXPENDITURES

         Capital expenditures for the Resources Segment were $260.5 million, $7.9 million, and $6.5 million for 1993, 1992 and 1991, respectively.
Resources Segment capital expenditures included $255.3 million of timberlands purchased as part of the Montana Timberland Acquisition as well as construction of logging roads and reforestation. Capital expenditures for the Manufacturing Segment were $24.1 million, $17.7 million, and $4.9 million for 1993, 1992 and 1991, respectively. Manufacturing Segment capital expenditures increased during 1993 and 1992 primarily due to the installation of various lumber and plywood optimization projects.

         Planned capital expenditures for the Resources Segment in 1994 are $7.8 million, primarily for logging roads and reforestation. The Manufacturing Segment's 1994 planned capital expenditures are $21.2 million for the purchase and installation of various lumber value-added projects, semi-automatic lay-up line and core composer in plywood, wood chip refining and value-added projects in MDF, equipment upgrades to meet environmental requirements, as well as replacements and upgrades of other equipment in several of the Conversion Facilities.

         It is anticipated that the planned 1994 capital expenditures will be funded from current funds and cash generated from operations.

RESULTS OF OPERATIONS

         The following table compares operating income by segment for the years ended December 31, 1993, 1992 and 1991.


                          Operating Income by Segment
                                 (In Thousands)

                                             1993          1992         1991
                                           --------      --------     --------
    Resources  . . . . . . . . . . . .     $135,238      $ 86,315     $ 56,928
    Manufacturing  . . . . . . . . . .       11,471        28,164       16,110
    Other & Eliminations   . . . . .        (20,152)      (16,697)     (17,378)
                                           --------      --------     --------
    Total  . . . . . . . . . . . . . .     $126,557      $ 97,782     $ 55,660
                                           --------      --------     --------


1993 COMPARED TO 1992

         Resources Segment revenues were $266.1 million and $211.7 million for the years ended 1993 and 1992, respectively. Revenues were $54.4 million higher in 1993 primarily due to higher prices for both export and domestic logs, offset in part by lower land sales and lower harvest levels. Export and domestic log prices increased in 1993 by 33% and 40%, respectively, as compared to 1992. The higher prices were primarily the result of increased demand for wood products as well as from log shortages in the Northwest caused in part by legal challenges to federal timber sales. In addition, 1993 land sales were $12.2 million lower than 1992 primarily due to the July 1992 strategic sale of the 164,000 acre Gallatin Unit. The Company's 1993 fee timber harvest was 458 MMBF (including 12 MMBF from the Timberlands acquired during the Montana Timberland Acquisition) which was 11 MMBF lower than 1992 and was the result of planned harvest reductions.

         Resources Segment costs and expenses were $130.9 million and $125.4 million for the years ended 1993 and 1992, respectively. Costs and expenses were $5.5 million higher in 1993 primarily due to higher log & haul costs which were the result of longer hauling distances and more expensive line and helicopter logging, higher Washington state excise tax expense resulting from higher stumpage values and higher silviculture expenses. These amounts were partially offset by a reduction in the planned fee harvest level.

         Manufacturing Segment revenues were $324.6 million and $294.0 million for the years ended 1993 and 1992, respectively. Revenues were $30.6 million higher in 1993 due to higher prices in all product lines, partially offset by 10% lower lumber sales volume resulting primarily from the July 1992 sale of the Belgrade sawmill. Lumber (on a comparable mill basis), plywood, and MDF prices increased in 1993 by 23%, 21% and 4%, respectively, over 1992. The higher prices were the result of improved domestic wood product demand and the impact of the log supply shortage.

         Manufacturing Segment costs and expenses were $313.1 million and $265.8 million for the years ended 1993 and 1992, respectively. The $47.3 million of higher costs and expenses were due to higher log costs (38% and 44% higher for lumber and plywood, respectively) which were the result of improving demand for finished wood products and the log supply shortage. In addition, during 1993 the Company changed its method for valuing inventories from average cost to last-in, first-out ("LIFO") which resulted in $18.0 million of additional costs for the Manufacturing segment (see Note 3 to Notes to Combined Financial Statements).

         Other and eliminations increased by $3.5 million for the year ended 1993 as compared to 1992 primarily due to higher employee benefit plan expenses. These amounts were offset in part by lower intersegment profit accumulating in inventory resulting from the Company's change in its method for valuing inventories from average cost to LIFO. The change to LIFO resulted in approximately $10.0 million of lower profit accumulating in inventory. Profit resulting from intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

           The income allocated to the General Partner increased by $4.1 million during 1993 compared to 1992 as a result of a higher net income and higher quarterly distributions to the Unitholders which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution paid), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid which totaled $1.30 per Unit for the year ended 1993 which compares to $1.13 per Unit in 1992 (per Unit amounts were restated for the December 6, 1993 three-for-one Unit split).

1992 COMPARED TO 1991

         Resources Segment revenues were $211.7 million and $199.0 million for the years ended 1992 and 1991, respectively. Revenues were $12.7 million higher in 1992 primarily due to higher land sales as well as higher prices for domestic and export logs which were up 26% and 28%, respectively. The higher prices were due to timber supply shortages resulting from legal challenges and environmental restrictions as well as increased demand for finished wood products. Land sales were $9.6 million higher in 1992 as compared to 1991 primarily due to the July 1992 sale of the Gallatin Unit. These amounts were partially offset by 15% lower domestic log sales volumes resulting from planned harvest reductions. The Company's 1992 fee timber harvest was 469 MMBF, which compares to 563 MMBF for 1991.

         Resources Segment costs and expenses were $125.4 million and $142.1 million for the years ended 1992 and 1991, respectively. The lower costs and expenses were primarily due to planned harvest reductions. In addition, in July 1992 the Partnership updated its timber inventory system and revised the associated timber depletion rates. This change in accounting estimate resulted in overall lower depletion rates and increased net income for the year ended December 31, 1992 by approximately $1.6 million.

         Manufacturing Segment revenues were $294.0 million and $249.3 million for the years ended 1992 and 1991, respectively. Revenues were $44.7 million higher in 1992 due to higher prices for lumber, plywood and MDF that were 18% , 18% and 4% higher, respectively, as well as higher volumes for plywood and MDF of 9% and 4%, respectively. The higher prices were primarily the result of stronger demand for industrial, repair/remodel, and housing related wood products. In addition, Manufacturing Segment lumber prices increased due to an improved sales mix which resulted from the sale of the Belgrade Studmill which sold lower valued, commodity type products. The higher volumes of plywood and MDF were largely attributed to productivity improvements resulting from various capital projects as well as additional overtime needed to meet the improving demand from the domestic plywood market.

         Manufacturing Segment costs and expenses were $265.8 million and $233.2 million for the years ended 1992 and 1991, respectively. Costs and expenses were $32.6 million higher in 1992 primarily due to higher sales volumes for plywood and MDF as well as higher log costs which were 25% and 19% higher for lumber and plywood, respectively.

         Other and eliminations were $681,000 lower in 1992, compared to 1991 primarily due to lower corporate expenses associated with public relations costs and employee benefit costs. These amounts were partially offset by less profit from intercompany log sales accumulating in inventory which resulted from lower ending Manufacturing log inventories. Profit resulting from intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

         Other income and expense in 1992 included a gain on the sale of the Timberlands in the Gallatin Unit which was partially offset by a loss on the sale of the Belgrade sawmill. During 1991, a provision for loss was established for the estimated loss on the sale of the Belgrade sawmill totaling $2.2 million.

         The income allocated to the General Partner increased by $2.2 million during the year ended 1992 compared to 1991 as a result of higher net income and higher quarterly distributions to the Unitholders which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution paid), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid which totaled $1.13 per Unit during the year ended 1992 compared to $1.07 for 1991 (per Unit amounts were restated for the December 6, 1993 three-for-one Unit split).

EXPORT SALES

         The Company sells logs and finished wood products for export. These sales are denominated in U.S. dollars and are generally sold to Pacific Rim countries, principally Japan, and Canada. Combined export revenues as a percentage of total revenues were 17 percent, 16 percent and 20 percent for 1993, 1992, and 1991, respectively.

EFFECT OF INFLATION

         During recent years the Company has experienced increased costs due to the effect of inflation, particularly in the Manufacturing Segment, on the cost of raw materials (cost of logs), labor, supplies and energy. However, the Company utilizes the LIFO inventory valuation method for its raw materials, work-in-process and finished goods inventory which generally matches current costs to current revenues and thus, tends to reflect the impact of inflation on cost of goods sold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME




                                                     Year Ended December 31,
                                                --------------------------------
                                                  1993        1992        1991
                                                --------    --------    --------
                                                 (In Thousands, Except Per Unit)
Revenues ...................................    $501,006    $439,904    $389,785
                                                --------    --------    --------
Costs and Expenses:
    Cost of Goods Sold .....................     337,107     305,686     297,402
    Selling, General and Administrative ....      37,342      36,436      36,723
                                                --------    --------    --------
      Total Costs and Expenses .............     374,449     342,122     334,125
                                                --------    --------    --------
Operating Income ...........................     126,557      97,782      55,660

Interest Expense ...........................     (36,737)    (35,749)    (36,156)
Interest Income ............................       2,203       2,870       2,534
Other Income (Expense) - Net ...............         925         291      (2,726)
                                                --------    --------    --------
Income before Income Taxes .................      92,948      65,194      19,312
Provision for Income Taxes .................       1,504         973         583
                                                --------    --------    --------
Net Income .................................    $ 91,444    $ 64,221    $ 18,729


General Partner Interest ...................       8,837       4,760       2,527
                                                --------    --------    --------
Net Income Allocable to Unitholders ........    $ 82,607    $ 59,461    $ 16,202
                                                --------    --------    --------
Net Income per Unit ........................    $   1.92    $   1.34    $   0.37
                                                --------    --------    --------


See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET

                                                         December 31,
                                                    --------------------
                                                      1993        1992
                                                    --------    --------
                                                        (In Thousands)
ASSETS
Current Assets:
 Cash and Cash Equivalents ........................ $ 34,025    $ 69,582
 Accounts Receivable ..............................   28,711      14,528
 Inventories ......................................   48,102      50,048
 Timber Contract Deposits .........................    2,987       2,477
 Other Current Assets .............................    5,399       1,737
                                                    --------    --------
                                                     119,224     138,372

Timber and Timberlands - Net ......................  526,762     289,818
Property, Plant and Equipment - Net ...............  162,633     154,644
Other Assets ......................................    7,923       3,282
                                                    --------    --------
  Total Assets .................................... $816,542    $586,116
                                                    --------    --------
LIABILITIES
Current Liabilities:
 Current Portion of Long-Term Debt ................ $ 13,000    $  8,600
 Current Portion of Reducing Revolving
   Line of Credit .................................   12,500
 Accounts Payable .................................   13,038       9,381
 Interest Payable .................................    3,005       2,263
 Wages Payable ....................................    7,857       6,471
 Taxes Payable ....................................    5,648       3,609
 Workers' Compensation Liabilities ................    2,610       2,682
 Other Current Liabilities ........................    8,338       4,718
                                                    --------    --------
                                                      65,996      37,724

Long-Term Debt ....................................  296,900     309,900
Reducing Revolving Line of Credit .................  247,500
Workers' Compensation Liabilities .................    9,805       9,662
Other Liabilities .................................    3,786       3,537
                                                    --------    --------
  Total Liabilities ...............................  623,987     360,823
                                                    --------    --------
Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units ...........................  192,925     211,127
Deferred Participation Interests ..................               15,000
General Partner....................................     (370)       (834)
                                                    --------    --------
  Total Partners' Capital .........................  192,555     225,293
                                                    --------    --------
  Total Liabilities and Partners' Capital ......... $816,542    $586,116
                                                    --------    --------

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS

                                                                  Year Ended December 31,
                                                          -------------------------------------
                                                             1993          1992        1991
                                                          ---------     ---------    ---------
                                                                       (In Thousands)
Cash Flows From Operating Activities:
Net Income............................................    $  91,444     $  64,221    $  18,729
Adjustments to Reconcile Net Income to
 Net Cash Provided By Operating Activities:
  Depreciation, Depletion and Amortization ...........       38,806        39,008       42,992
  Gain on Property Dispositions - Net ................       (7,708)      (20,876)      (7,509)
  Working Capital Changes:
   Accounts Receivable ...............................      (14,183)        1,276         (213)
   Inventories .......................................        1,946        (6,237)       1,471
   Timber Contract Deposits ..........................         (510)        2,472          972
   Other Current Assets ..............................       (3,662)         (549)       2,215
   Accounts Payable ..................................        3,657        (1,156)       1,460
   Interest Payable ..................................          742            51          103
   Wages Payable .....................................        1,386          (924)       2,232
   Taxes Payable .....................................        2,039           332          461
   Workers' Compensation Liabilities .................          (72)          102         (193)
   Other Current Liabilities .........................        3,620          (446)      (2,172)
  Other ..............................................       (2,164)          730        1,549
                                                          ---------     ---------    ---------
   Net Cash Provided By Operating Activities .........    $ 115,341     $  78,004    $  62,097
                                                          ---------     ---------    ---------
Cash Flows From Investing Activities:
 Additions to Properties .............................    $(284,612)    $ (25,615)   $ (11,398)
 Proceeds from Property Dispositions .................        6,496        28,591       10,753
 Other ...............................................                                    (140)
   Net Cash Provided By (Used In)                         ---------     ---------    ---------
    Investing Activities .............................    $(278,116)    $   2,976    $    (785)
                                                          ---------     ---------    ---------
Cash Flows From Financing Activities:
 Cash Distributions ..................................    $ (61,164)    $ (50,580)   $ (46,465)
 Redeemed Units at Cost ..............................                                  (1,220)
 Proceeds from Reducing Revolving Line of Credit .....      260,000
 Retirement of Long-Term Debt ........................       (8,600)       (6,500)
 Redemption of Deferred
  Participation Interests at cost ....................      (63,018)
   Net Cash Provided By (Used In)                         ---------     ---------    ---------
    Financing Activities .............................    $ 127,218     $ (57,080)   $ (47,685)
                                                          ---------     ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents......      (35,557)       23,900       13,627
Cash and Cash Equivalents:
 Beginning of Year ...................................       69,582        45,682       32,055
                                                          ---------     ---------    ---------
 End of Year .........................................    $  34,025     $  69,582    $  45,682
                                                          ---------     ---------    ---------
Supplementary Cash Flow Information
 Interest Paid .......................................    $  35,995     $  35,698    $  36,053
 Income Taxes Paid (Refunded) - Net ..................    $   1,847     $     393    $  (1,097)

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.  ACCOUNTING POLICIES

         BASIS OF PRESENTATION. Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership and its subsidiaries, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage and operate 2.0 million acres of timberland and nine wood products conversion facilities in Montana, Washington and Idaho. The Partnership owns 98 percent of Manufacturing and 96 percent of Marketing. Plum Creek Management Company, L.P. (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining 2 percent and 4 percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing. "Resources Segment" refers to the timber and land management business of the Partnership, and Manufacturing and "Manufacturing Segment" refer to the combined businesses of Manufacturing and Marketing.

         The combined financial statements of the Company include all the accounts of the Partnership, Manufacturing and Marketing. All significant intercompany transactions have been eliminated in combination. Certain financial statement reclassifications have been made to the years presented for comparability purposes and have no impact on net income.

         NET INCOME PER UNIT. Net income per Unit is calculated using the weighted average number of Units outstanding, net of redeemed Units, plus any unredeemed Deferred Participation Interests ("DPIs" - see Note 9 to Notes to Combined Financial Statements) divided into the combined Partnership net income, after adjusting for the General Partner Interest. The weighted average number of Units outstanding was 43,084,327, 44,358,300 and 44,375,982 for the years ended December 31, 1993, 1992 and 1991, respectively.

         On October 18, 1993, the General Partner authorized a three-for-one Unit split of the Partnership's outstanding Units. The Unit split entitled each Unitholder of record on November 15, 1993 to receive two additional Units for each Unit held on the record date. The split was effective and payable on December 6, 1993. All references to number of Units and to per Unit information in the combined financial statements have been restated to reflect the Unit split on a retroactive basis.

         REVENUE RECOGNITION. Revenues received from the sale of logs, wood products and by-products, primarily wood chips, are generally recorded as operating revenue at the time of shipment. Sales of export logs and wood products are denominated in U.S. dollars.

         CASH AND CASH EQUIVALENTS.   The Company considers all highly liquid
investments purchased with an original maturity of three months or less to be cash equivalents.

         INVENTORIES. Inventories are stated at the lower of cost or market. Cost for manufactured inventories includes raw materials, labor, supplies, energy, depreciation and production overhead. Cost of logs purchased by Manufacturing from the Partnership is determined quarterly, based upon estimated market prices and terms in effect at the time. Cost of export log inventories includes timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead. Effective January 1, 1993, the Company changed its method for valuing logs, work-in-process and finished goods inventories from the average cost to the last-in, first-out ("LIFO") method (see Note 3 to Notes to Combined Financial Statements). The average cost method is used to value the Company's supplies inventories.

         TIMBER AND TIMBERLANDS. Timber and timberlands, including logging roads, are stated at cost less depletion for timber previously harvested and accumulated amortization. Cost of the Partnership's timber harvested is determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. The cost of logging roads is amortized over the estimated useful life on a straight-line basis.

         PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Improvements and replacements are capitalized. Depreciation is provided for on a straight-line basis for buildings and on a unit-of-production basis for machinery and equipment, which approximates a straight-line basis. Maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

         INCOME TAXES.   The Partnership and Manufacturing are not subject to
federal income tax and their income or loss is included in the tax returns of individual Unitholders. The Partnership files composite returns in the states in which it does business, paying taxes for nonresident Unitholders.
Marketing, as a separate taxable corporation, provides for income taxes based upon its own taxable income. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities at year-end.


2.  ACCOUNTS RECEIVABLE

         Accounts receivable were presented net of allowances for doubtful accounts of $1,174,000 and $1,071,000 at December 31, 1993 and 1992,
respectively.

3.  INVENTORIES

         Inventories consisted of the following at December 31  (in thousands):

                                                                   1993           1992
                                                                  -------        -------
       Raw materials (logs)  . . . . . . . . . . . . . . .        $22,868        $23,669
       Work-in-progress  . . . . . . . . . . . . . . . . .          5,442          5,142
       Export logs   . . . . . . . . . . . . . . . . . . .          2,488          4,480
       Finished goods  . . . . . . . . . . . . . . . . . .         13,570         13,800
                                                                  -------        -------
                                                                   44,368         47,091
       Supplies  . . . . . . . . . . . . . . . . . . . . .          3,734          2,957
                                                                  -------        -------
           Total  .  . . . . . . . . . . . . . . . . . . .        $48,102        $50,048
                                                                  -------        -------

         Effective January 1, 1993, the Company changed its method of valuing logs, work-in-process and finished goods inventories from the average cost method of accounting to the LIFO method. Management believes the LIFO method results in a better matching of current costs with current revenues. The effect of this change in 1993 was to decrease earnings by $8.0 million, or $0.18 per Unit. The cumulative effect of this accounting change and the pro forma effects on prior years' earnings have not been included because such effects are not reasonably determinable. The cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at December 31, 1993 was $52.4 million.


4.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following at December 31 (in thousands):

                                                                   1993         1992
                                                                 --------     --------
         Timber and logging roads - net    . . . . . . . . .     $482,175     $263,264
         Timberlands   . . . . . . . . . . . . . . . . . . .       44,587       26,554
                                                                 --------     --------
             Timber and Timberlands - net    . . . . . . . .     $526,762     $289,818
                                                                 --------     --------

         Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                                     1993            1992
                                                                   --------        --------
         Land, buildings and improvements    . . . . . . . .       $ 43,173        $ 41,876
         Machinery and equipment   . . . . . . . . . . . . .        197,353         174,684
                                                                   --------        --------
                                                                    240,526         216,560
         Accumulated depreciation  . . . . . . . . . . . . .        (77,893)        (61,916)
                                                                   --------        --------
             Property, Plant and Equipment - net   . . . . .       $162,633        $154,644
                                                                   --------        --------

         On November 1, 1993, the Partnership purchased approximately 865,000 acres of timberland and other timber related assets (the "Montana Timberland Acquisition") from Champion International Corporation for approximately $260 million. Approximately $255.3 million of the Montana Timberland Acquisition's purchase price was allocated to timber and timberlands. These timberlands are located in western Montana in close proximity to existing Company assets.

         On July 31, 1992, the Company completed the sale of approximately 164,000 acres of timberland in its Gallatin Unit, together with its Belgrade sawmill for $23 million plus the value of inventory. The sale resulted in a net gain of approximately $15.6 million.

5.  BORROWINGS

         Long-term debt consisted of the following at December 31 (in thousands):


                                                               1993            1992
                                                            ---------       ---------
         Senior Notes  . . . . . . . . . . . . . . .        $158,400        $161,700
         First Mortgage Notes  . . . . . . . . . . .         151,500         156,800
         Line of Credit  . . . . . . . . . . . . . .         260,000
                                                            --------        --------
           Total Long-term Debt  . . . . . . . . . .         569,900         318,500
         Less: Current Portion   . . . . . . . . . .         (25,500)         (8,600)
                                                            --------        --------
         Long-Term Portion   . . . . . . . . . . . .        $544,400        $309,900
                                                            --------        --------

         The Senior Notes and First Mortgage Notes (the "Note Agreements") bear interest of 11 1/8% and are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having a similar average maturity as the Note Agreements. At December 31, 1993, the premium that would have been due upon early retirement would have approximated $110 million. Interest is payable on June 8th and December 8th of each year. The Senior Notes are unsecured. The First Mortgage Notes are collateralized by the property, plant and equipment of Manufacturing and are guaranteed by the Partnership.

         On October 28, 1993, the Partnership entered into a reducing revolving line of credit ("Line of Credit") with a group of banks to provide for up to $275 million of borrowings which expire on November 1, 2001. The Line of Credit bears a floating rate of interest (4.7% at December 31, 1993) and is unsecured. The available borrowings under the Line of Credit decrease by $13,750,000 semiannually, on May 1 and November 1 of each year through November 1, 2001, at which time the balance is due. At December 31, 1993, the Partnership had $260 million of borrowings outstanding under the Line of Credit of which $20 million was repaid on January 3, 1994.

         Annual principal payments on the Note Agreements and the mandatory commitment reductions under the Line of Credit are as follows:

                                                                         First
                                                        Senior          Mortgage
                                                        Notes            Notes         Line of Credit
                                                     -----------      -----------      --------------
       1994 and 1995                                 $ 6,600,000      $ 6,400,000        $27,500,000
       1996                                            6,600,000        7,500,000         27,500,000
       1997                                            8,300,000        9,100,000         27,500,000
       1998 and 1999                                   8,300,000       10,100,000         27,500,000
       2000                                           14,212,500       12,737,500         27,500,000
       2001                                           14,212,500       12,737,500         82,500,000
       2002 through 2007                              14,212,500       12,737,500

         The Note Agreements and Line of Credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants at December 31, 1993 and 1992.

         The Partnership and Manufacturing have short-term revolving credit agreements with a group of banks providing for up to $15 million and $20 million, respectively, of borrowings to be used for working capital purposes and for standby letters of credit. The short-term revolving credit agreements expire in July 1994. At December 31, 1993, the Partnership's and Manufacturing's accounts receivable and inventories served as collateral for any borrowings made under their respective bank revolving credit agreement. The Partnership had outstanding letters of credit totaling $2.6 million and $2.8 million at December 31, 1993 and 1992, respectively. Manufacturing had outstanding letters of credit of $0.5 million at December 31, 1993 and 1992.

         All principal and interest payments due under the Note Agreements, Line of Credit and the short-term revolving credit facilities are nonrecourse to the General Partner.

         The Company leases buildings and equipment under non-cancelable operating lease agreements. The Company's operating lease expense was $1.9 million for 1993, 1992, and 1991. The following summarizes the minimum lease payments (in thousands):

                   1994  . . . . . . . . . . .      $ 1,779
                   1995  . . . . . . . . . . .        1,639
                   1996  . . . . . . . . . . .        1,555
                   1997  . . . . . . . . . . .        1,467
                   1998  . . . . . . . . . . .        1,298
                   Thereafter  . . . . . . . .        2,570
                                                    -------
                   Total   . . . . . . . . . .      $10,308
                                                    -------

6.  PARTNERS' CAPITAL

            The changes in Partners Capital were as follows (in thousands):

                                                 Limited                        General
                                                 Partners         DPIs          Partner         Total
                                                 --------       --------      ----------      ---------
 January 1, 1991 . . . . . . . . . . . . .       $226,045       $ 15,000       $  (437)       $240,608
    Net Income . . . . . . . . . . . . . .         16,202                        2,527          18,729
    Cash Distributions . . . . . . . . . .        (43,339)                      (3,126)        (46,465)
    Redeemed Units at Cost . . . . . . . .         (1,220)                                      (1,220)
                                                 --------       --------       -------        --------
 December 31, 1991 . . . . . . . . . . . .        197,688         15,000        (1,036)        211,652
    Net Income . . . . . . . . . . . . . .         59,461                        4,760          64,221
    Cash Distributions . . . . . . . . . .        (46,022)                      (4,558)        (50,580)
                                                 --------       --------       -------        --------
 December 31, 1992   . . . . . . . . . . .        211,127         15,000          (834)        225,293
    Net Income . . . . . . . . . . . . . .         82,607                        8,837          91,444
    Cash Distributions . . . . . . . . . .        (52,791)                      (8,373)        (61,164)
    Redemption of DPIs at Cost   . . . . .        (48,018)       (15,000)                      (63,018)
                                                 --------       --------       -------        --------
 December 31, 1993   . . . . . . . . . . .       $192,925       $              $  (370)       $192,555
                                                 --------       --------       -------        --------

         The total number of Units outstanding at December 31, 1993 and 1992 was 40,608,300 as restated for the December 6, 1993 three-for-one Unit split. At December 31, 1992 there were 1.25 million DPIs (on a pre-Unit split basis) outstanding. The DPIs were redeemed on August 30, 1993 ( See Note 9 to Notes to Combined Financial Statements).

         In accordance with the Partnership Agreement, the General Partner is authorized to make quarterly cash distributions. For the years ended December 31, 1993, 1992 and 1991, the General Partner declared $1.38, $1.17 and $1.07 per Unit, respectively, to be paid to the Partnership's Unitholders. If quarterly cash distributions exceed $0.22 per Unit, the General Partner is provided with an incentive distribution. See Note 9 to Notes to Combined Financial Statements.

7.  INCOME TAXES

       The provision for income taxes was as follows (in thousands):

                                                  Year Ended December 31,
                                              ------------------------------
                                               1993         1992        1991
                                              ------        ----        ----
            Current Federal   . . . . . . .   $   49        $ 61        $295
            Current State   . . . . . . . .    1,455         912         288
                                              ------        ----        ----
            Total   . . . . . . . . . . . .   $1,504        $973        $583
                                              ------        ----        ----


         Reconciliation of the federal statutory rate to the effective income tax rate was as follows:

                                                               1993            1992            1991
                                                               -----           -----           -----
            Statutory tax rate  . . . . . . . . . . . . .       35.0%           34.0%           34.0%
            State tax net of federal tax benefit  . . . .        1.6             1.4             1.0
            Nontaxable partnership income . . . . . . . .      (34.3)          (33.5)          (32.6)
            Taxable gain upon reorganization  . . . . . .                                       18.1
            Net operating loss carryforward   . . . . . .       (0.7)           (0.4)          (17.5)
                                                               -----           -----           -----
                Effective tax rate  . . . . . . . . . . .        1.6%            1.5%            3.0%
                                                               -----           -----           -----

         Manufacturing was reorganized into a limited partnership on January 1, 1991, following a favorable Internal Revenue Service ("IRS") ruling which clarified that certain operations constitute qualifying income under the natural resources exception of the Internal Revenue Code.

         At December 31, 1993, Marketing had available a net operating loss carryforward of approximately $2.5 million to offset future taxable income through the year 2005. During 1991, $10.6 million of the 1990 net operating loss carryforward was utilized to offset taxable gain resulting from the reorganization of Manufacturing. The benefit of the remaining net operating loss carryforward has not been recognized in the financial statements.

8.  EMPLOYEE PENSION AND RETIREMENT PLANS

         PENSION PLAN. The Company's pension plan is a non-contributory defined benefit plan covering substantially all employees. The salaried employee benefits are based on years of credited service and the highest five-year average compensation levels, and the hourly employee benefits are based on years of service. Contributions to the plans are based upon the Projected Unit Credit actuarial funding method and are limited to amounts that are currently deductible for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The Company's pension expense was $2.1 million, $1.6 million and $1.2 million for 1993, 1992, and 1991, respectively.

         The following table sets forth the funded status of the Company's pension plan at December 31 (in thousands):

                                                                               1993            1992
                                                                              -------         -------
         Actuarial present value of benefit obligations:
             Vested   . . . . . . . . . . . . . . . . . . . . . . . . . .     $28,611         $23,675
             Non-vested   . . . . . . . . . . . . . . . . . . . . . . . .         637             414
                                                                              -------         -------
         Accumulated benefit obligation   . . . . . . . . . . . . . . . .      29,248          24,089
                                                                              -------         -------

         Projected benefit obligation   . . . . . . . . . . . . . . . . .      37,514          30,193
         Plan assets, primarily marketable equity and debt  . . . . . . .
           securities, at fair market value . . . . . . . . . . . . . . .      31,437          26,191
                                                                              -------         -------
         Projected benefit obligation in excess of plan assets  . . . . .      (6,077)         (4,002)
         Unrecognized net loss  . . . . . . . . . . . . . . . . . . . . .       7,934           4,880
         Prior service cost not yet recognized  . . . . . . . . . . . . .         366              62
                                                                              -------         -------
         Prepaid pension cost   . . . . . . . . . . . . . . . . . . . . .     $ 2,223         $   940
                                                                              -------         -------

         The components of the Company's pension cost were as follows (in thousands):

                                                                         Year Ended December 31,
                                                                 ------------------------------------
                                                                   1993        1992            1991
                                                                 -------      -------         -------
         Service cost   . . . . . . . . . . . . . . . . . . .    $ 1,374      $ 1,084         $   891
         Interest cost on a projected obligation  . . . . . .      2,573        2,335           2,086
         Return on plan assets  . . . . . . . . . . . . . . .     (3,578)      (1,008)         (3,878)
         Minimum amortization of loss   . . . . . . . . . . .      1,763         (784)          2,092
                                                                 -------      -------         -------
             Net pension cost   . . . . . . . . . . . . . . .    $ 2,132      $ 1,627         $ 1,191
                                                                 -------      -------         -------

         The following assumptions were used in the accounting for the Company's pension plan as of December 31:

                                                                     1993           1992          1991
                                                                    ------         -----         ------
    Weighted average discount rate  . . . . . . . . . . . . .        7.5%           8.5%          8.5%
    Rate of increase in compensation levels   . . . . . . . .        5.0%           5.0%          5.0%
    Expected long-term rate of return on plan assets  . . . .        8.0%           9.0%          9.0%


         THRIFT AND PROFIT SHARING PLAN. The Company sponsors an employee thrift and profit sharing plan under section 401 of the Internal Revenue Code. This plan covers substantially all full-time employees. The Company matches employee contributions of up to 6 percent of compensation at rates ranging from 35 to 75 percent, depending upon the Company's financial performance. Amounts charged to expense were $2.3 million, $2.4 million and $2.7 million during 1993, 1992 and 1991, respectively.

         OTHER BENEFIT PLANS. Certain executives and key employees of the General Partner participate in incentive benefit plans established by the General Partner which provide for the granting of Units and/or cash bonuses upon meeting performance objectives. See Note 9 to Notes to Combined Financial Statements.


9.  RELATED-PARTY TRANSACTIONS

         The General Partner is responsible for all decisions related to the management of the Company. The General Partner has a 2 percent general partner interest in the income and cash distributions of the Partnership, subject to certain adjustments, and owns 2 percent and 4 percent interests in Manufacturing and Marketing, respectively. The Company reimburses the General Partner for the actual cost of administering its businesses. During 1993, the Company directly paid the costs associated with administering the businesses; however, amounts reimbursed to the General Partner for such costs were $4.8 million for the years ended December 31, 1992 and 1991. The General Partner holds 180,000 Units in connection with senior management's Unit Award Plan.

         Effective October 1, 1993, the General Partner established a Long-Term Incentive Plan ("LTIP") which provides for granting Unit Appreciation Rights ("UARs") to certain executives of the General Partner. When any of five Unit Value Targets ("UVTs") established by the LTIP are met through a combination of Unit market appreciation plus Partnership cash distributions, a percentage of the UARs is triggered and Units are credited to the executives' accounts. The performance period under the LTIP during which UVTs may be met ends December 31, 1998 at which time any earned Units will be distributed. Costs incurred by the General Partner in administering and funding the LTIP will be borne by the Partnership.

         The General Partner has granted 1,625,000 UARs which could result in a total of 817,140 Units being earned under the LTIP if all UVTs are met. Units in the executives' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. In January 1994, the first UVT was achieved and 75,428 Units were allocated to the executives' accounts. Compensation expense with respect to the achievement of the first UVT will be approximately $1.9 million and will be recognized over the remaining five-year performance period ending December 31, 1998.

         Effective January 1, 1994, the General Partner established a Key Employee Long-Term Incentive Plan ("KLTIP") for certain of its other key employees. The KLTIP provisions are similar to the LTIP described above, but different UVTs apply. The General Partner has granted 376,000 UARs which could result in a total of 189,022 Units being earned under the KLTIP if all UVTs are met. Units in the participants' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. No UVTs have been achieved under the KLTIP. Costs incurred by the General Partner in administering and funding the plan will be borne by the Partnership.

         Effective January 1, 1994, the General Partner established a Management Incentive Plan ("MIP") for certain executives of the General Partner. An annual bonus of up to 100% of the respective executive's base salary may be awarded if certain performance objectives established by the General Partner are met by the Company and by the executive. One-half of the bonus will be paid annually in cash and the remaining half will be converted into Units at fair market value and will be distributed at the end of the three years. Units in executives' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. Costs incurred in administering and funding the plan will be borne by the General Partner.

         On August 12, 1993, the Partnership held a special meeting of the Unitholders to approve a proposal to redeem the 1.25 million DPIs (on a pre-Unit split basis). Approval was obtained and on August 30, 1993, the Partnership redeemed the 1.25 million DPIs for $49.50 per DPI (on a pre-Unit split basis), plus direct costs associated with redeeming the DPIs.

         Net income is allocated to the General Partner based on 2 percent of the Company's combined net income (adjusted for the incentive distribution), plus the incentive distribution, as provided by the Partnership Agreement. The incentive distributions paid in 1993, 1992 and 1991 were approximately $7.2 million, $3.5 million and $2.2 million, respectively.

         In December 1992, the Company purchased certain hard rock mineral interests from a subsidiary of Burlington Resources Inc., the Partnership's former General Partner, for the estimated fair market value of $2 million.

         Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the General Partner have a duty to manage the Company in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company. Related non-interest bearing receivables and payables between the General Partner and the Company are settled in the ordinary course of business.

10.  COMMITMENTS AND CONTINGENCIES

         A portion of the Company's log requirements is acquired through contracts with public and private sources. Except for required deposits, no amounts are recorded until such time as the Company harvests the timber. At December 31, 1993 and 1992, the unrecorded amounts of those contract commitments were approximately $47.0 million and $22.9 million, respectively. During 1993, the Partnership entered into a log sourcing contract to sell approximately 950 million board feet ("MMBF") of logs to a customer over a 10-year period ending in 2003, at prevailing market rates. At December 31, 1993 the Partnership had a remaining commitment of approximately 926 MMBF.

         There are no contingent liabilities which would have a materially adverse effect on the financial position or the results of operations of the Company.

         The Company is subject to regulations regarding harvest practices and is involved in various legal proceedings, including environmental matters, incidental to its business. While administration of current regulations and any new regulations or proceedings have elements of uncertainty, the General Partner believes that none of the pending legal proceedings or regulatory matters will have a materially adverse effect on the financial position or the results of operations of the Company.

11.  SEGMENT INFORMATION

                                                             YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                (In Thousands)
                                                        1993           1992           1991
                                                      --------       --------       --------
 Revenues
   Resources                                          $266,084       $211,701       $199,005
   Manufacturing                                       324,625        294,024        249,296
   Eliminations                                        (89,703)       (65,821)       (58,516)
                                                      --------       --------       --------
                                                      $501,006       $439,904       $389,785
                                                      --------       --------       --------
 Operating Income
   Resources                                          $135,238       $ 86,315       $ 56,928
   Manufacturing                                        11,471         28,164         16,110
   Other and Eliminations                              (20,152)       (16,697)       (17,378)
                                                      --------       --------       --------
                                                      $126,557       $ 97,782       $ 55,660
                                                      --------       --------       --------
 Depreciation, Depletion and Amortization
   Resources                                          $ 22,570       $ 23,679       $ 28,771
   Manufacturing                                        16,236         15,329         14,221
                                                      --------       --------       --------
                                                      $ 38,806       $ 39,008       $ 42,992
                                                      --------       --------       --------
 Identifiable Assets
   Resources                                          $615,730       $370,811       $364,101
   Manufacturing                                       236,700        230,392        230,991
   Eliminations                                        (35,888)       (15,087)       (14,264)
                                                      --------       --------       --------
                                                      $816,542       $586,116       $580,828
                                                      --------       --------       --------
 Capital Expenditures
   Resources                                          $260,534       $  7,887       $  6,495
   Manufacturing                                        24,078         17,728          4,903
                                                      --------       --------       --------
                                                      $284,612       $ 25,615       $ 11,398
                                                      --------       --------       --------

         Operating revenues include both sales to unaffiliated customers and intersegment sales. Intersegment sales prices are determined quarterly, based upon estimated market prices and terms in effect at that time and are eliminated in combination. Intersegment sales from the Resources Segment to the Manufacturing Segment were $89.7 million, $65.8 million and $58.5 million for 1993, 1992 and 1991, respectively.

         Operating income from the Resources Segment includes land sales of $7.7 million, $20.3 million and $10.1 million, for 1993, 1992 and 1991, respectively. Combined export revenues, primarily to Pacific Rim countries, as a percentage of total revenues were 17 percent, 16 percent, and 20 percent, for 1993, 1992 and 1991, respectively.

         As disclosed in Note 3 to Notes to Combined Financial Statements, during 1993 the Company changed its method for valuing inventories from average cost to LIFO. The change in accounting method lowered 1993 operating income by $18.0 million for the Manufacturing Segment and was offset by $10.0 million of lower intercompany profit accumulating in inventory resulting from the change to LIFO. The cumulative effect of the accounting change and pro forma effects on prior years' earnings have not been included because such effects are not reasonably determinable.


12.  SUBSEQUENT EVENT

         On January 28, 1994, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.38 per Unit for the fourth quarter of 1993. Total distributions will approximate $18.8 million (including $3.4 million to the General Partner) and will be paid on March 1, 1994 to Unitholders of record on February 15, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Unitholders and Directors of the General Partner of Plum Creek Timber Company, L.P.


We have audited the accompanying combined balance sheet of Plum Creek Timber Company, L.P. as of December 31, 1993 and 1992, and the related combined statements of income and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Plum Creek Timber Company, L.P. at December 31, 1993 and 1992, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 3 of the Combined Financial Statements, the Company changed its method of accounting for inventories effective January 1, 1993.




Coopers & Lybrand
Seattle, Washington
January 28, 1994

SUPPLEMENTARY FINANCIAL INFORMATION

                         Combined Quarterly Information
                                  (Unaudited)
                      (In Thousands, Except per Unit) (3)



1993(1)                                1st Qtr            2nd Qtr          3rd Qtr         4th Qtr
- -------                                --------          --------         --------        --------
Operating Revenues  . . . . . . .      $116,422          $117,077         $129,955        $137,552
Operating Income  . . . . . . . .        32,701            35,311           29,095          29,450
Net Income  . . . . . . . . . . .        23,560            26,264           21,297          20,323
Net Income Allocable
 to Unitholders   . . . . . . . .        21,889            23,802           18,935          17,981
Net Income per Unit . . . . . . .      $   0.49          $   0.54         $   0.44        $   0.45


1992                                    1st Qtr           2nd Qtr        3rd Qtr(2)        4th Qtr
- ----                                   --------          --------       ----------       ---------
Operating Revenues  . . . . . . .      $ 99,212          $108,644         $136,369        $ 95,679
Operating Income  . . . . . . . .        17,787            23,539           40,991          15,465
Net Income  . . . . . . . . . . .         9,111            14,624           33,003           7,483
Net Income Allocable
 to Unitholders   . . . . . . . .         8,391            13,793           31,144           6,133
Net Income per Unit . . . . . .        $   0.19          $   0.31         $   0.70        $   0.14



(1) Effective January 1, 1993, the Company changed its method of valuing logs, work-in-process and finished goods inventories from the average cost method of accounting to the LIFO method. The effect of the change in 1993 was to decrease earnings by $2.0 million, $1.9 million, $2.1 million and $2.0 million for the first, second, third and fourth quarters of 1993, respectively, or $0.05, $0.04, $0.05, and $0.04 per Unit, for the same respective periods. The cumulative effect of this accounting change and the pro forma effects on prior years' earnings have not been included because such effects are not reasonably determinable.

(2) Third Quarter 1992 operations included the sale of 164,000 acres of timberland in the Gallatin Unit, together with the Belgrade sawmill for $23 million plus the value of inventory. The sale resulted in a net gain of approximately $15.6 million of which $14.9 million was recognized in the third quarter.

(3) Per Unit amounts have been restated for the December 6, 1993 three-for-one Unit split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Items 10. and 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS will be filed by amendment to this Form 10-K on Form 10K/A.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         (1)  FINANCIAL STATEMENTS

         The following combined financial statements of the Company are included in Part II, Item 8 of this Form 10-K:

         Combined Statement of Income   . . . . . . . . . . . . . . . . . . . .   24
         Combined Balance Sheet   . . . . . . . . . . . . . . . . . . . . . . .   25
         Combined Statement of Cash Flows   . . . . . . . . . . . . . . . . . .   26
         Notes to Combined Financial Statements   . . . . . . . . . . . . . . .   27
         Report of Independent Accountants  . . . . . . . . . . . . . . . . . .   40
         Supplementary Financial Information  . . . . . . . . . . . . . . . . .   41


         (2)  FINANCIAL STATEMENT SCHEDULES

         All required schedules will be filed by amendment to this Form 10-K on Form 10K/A.

         (3)  LIST OF EXHIBITS

         Exhibit 18 - Letter Regarding Change In Accounting Principle

         January 28, 1994

         Plum Creek Timber Company, L.P.
         999 Third Avenue Suite 2300
         Seattle, Washington 98104

         We are providing this letter to you for inclusion as an exhibit to your Form 10-K filing pursuant to Item 601 of Regulation S-K.

         We have read management's justification for the change in accounting from the average cost method to the last-in, first-out method of accounting for the cost of the inventories contained in the Company's Form 10-K for the year ended December 31, 1993. Based on our reading of the data and discussion with Company officials of the business judgment and business planning factors relating to the change, we believe management's justification to be reasonable. Accordingly, in reliance on management's determination as regards elements of business judgement and business planning, we concur that the newly adopted accounting principle described above is preferable in the Company's circumstances to the method previously applied.

         COOPERS & LYBRAND



         All other required exhibits will be filed by amendment to this Form 10-K on Form 10K/A.

(B)  REPORTS ON FORM 8-K

         There was one report filed on Form 8-K for the quarter ended December 31, 1993.


                           Item Reported                            Date of Report
                           -------------                            --------------
         (1)     Change in accounting method, average cost        December 17, 1993
                 to last-in, first-out ("LIFO")

                                   SIGNATURES

Pursuant to the requirements of Section 13 (or 15(d)) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PLUM CREEK TIMBER COMPANY, L. P.
                                        ----------------------------------------
                                                      (Registrant)

                                        By:  Plum Creek Management Company, L.P.
                                             as General Partner


                                        BY:           RICK R. HOLLEY
                                        ----------------------------------------
                                                      Rick R. Holley
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated, on behalf of, as applicable, Plum Creek Management Company, L.P., the registrant's general partner, and/or PC Advisory Corp. I, the general partner of the managing general partner of the registrant's general partner.


By        DAVID D. LELAND               Chairman of the Board of            January 28, 1994
  ---------------------------------     Directors, PC Advisory Corp. I


By        RICK R. HOLLEY                President and Chief Executive       January 28, 1994
  ---------------------------------     Officer, Plum Creek Management
                                        Co., L.P.


By        ALLAN F. TRINKWALD            Controller and Treasurer, Plum      January 28, 1994
  ---------------------------------     Creek Management Co., L.P.


By          JOHN H. SCULLY              Director, PC Advisory Corp. I       January 28, 1994
  ---------------------------------


By       WILLIAM E. OBERNDORF           Director, PC Advisory Corp. I       January 28, 1994
  ---------------------------------


By    WILLIAM J. PATTERSON         Director, PC Advisory Corp. I       January 28, 1994
  ---------------------------


By      IAN B. DAVIDSON            Director, PC Advisory Corp. I       January 28, 1994
  ---------------------------