Form 10-K/A
period 1993-12-31
PLUM CREEK TIMBER CO L P
filed 1994-04-18
CIK 849213

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-K/A


                       AMENDMENT TO APPLICATION OR REPORT

            FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                        PLUM CREEK TIMBER COMPANY, L.P.
                                AMENDMENT NO. 1


         The undersigned Registrant hereby amends the following items of its Annual Report for 1993 on Form 10-K as set forth in the pages attached hereto:

                 Cover Page                Disclosure of Delinquent Filers

                 Item 10                   Directors and Executive Officers of the Registrant

                 Item 11                   Executive Compensation

                 Item 12                   Security Ownership of Certain Beneficial Owners
                                                   and Management

                 Item 13                   Certain Relationships and Related Transactions

                 Item 14                   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PLUM CREEK TIMBER COMPANY, L.P.

                                    By:  Plum Creek Management Company, L.P.,
                                         its General Partner


Date:  April 14, 1994               By:  DIANE M. IRVINE
                                         ------------------------------------
                                         Diane M. Irvine,
                                         Vice President and Chief
                                         Financial Officer

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

Organized in the                                       I.R.S. Employer
State of Delaware                                     Identification No.
                                                         91-1443693

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS OF THE GENERAL PARTNER OF THE REGISTRANT

         The following seven persons are currently Directors of PC Advisory Corp. I ("Corp. I"), a Delaware corporation and the indirect general partner of Plum Creek Management Company, L.P. (the "General Partner"), a Delaware limited partnership, which is the general partner of the Registrant. The seven were elected by unanimous written consent of the stockholders of Corp. I to hold office until the Annual Meeting of Stockholders in 1994 and until their successors are duly elected and qualified.

         Ian B. Davidson (Age 62) -- Mr. Davidson was elected a Director of Corp. I in December 1992 and is a member of both the Audit Committee and the Compensation Committee and is Chairman of the Conflicts Committee of the Board of Directors. Since 1970, Mr. Davidson has been Chairman and Chief Executive Officer of D. A. Davidson & Co. Mr. Davidson also serves as a Director of Energy West, Great Falls Capital Corp., the DADCO Companies, and on the Board of Governors of the Pacific Stock Exchange.

         George M. Dennison (Age 58) -- Dr. Dennison was elected a Director of Corp. I effective February 22, 1994. Since 1990, Dr. Dennison has been President and Professor of History at The University of Montana. From 1987 to 1990, Dr. Dennison was Provost and Vice President for Academic Affairs and Professor of History at Western Michigan University.

         Rick R. Holley (Age 42) -- Mr. Holley was elected a Director of Corp. I effective January 1, 1994. Mr. Holley became President and Chief
Executive Officer of the General Partner on January 1, 1994.   Mr. Holley was
Vice President and Chief Financial Officer of the General Partner from December 1992 to December 1993 and was Vice President and Chief Financial Officer of the former general partner of the Registrant, Plum Creek Management Company, from April 1989 to December 1992. From September 1985 to June 1989, Mr. Holley was Vice President of Finance and Planning for the Registrant's predecessor, Plum Creek Timber Company, Inc.

         David D. Leland (Age 58) -- Mr. Leland became a Director and Chairman of the Board of Directors of Corp. I in December 1992 and is a member of the Compensation Committee of the Board of Directors. Mr. Leland was President and Chief Executive Officer of the General Partner from December 1992 to December 1993. Mr. Leland was a Director and President and Chief Executive Officer of the former general partner of the Registrant, Plum Creek Management Company, from April 1989 to December 1992. From May 1983 to June 1989, Mr. Leland was President and Chief Executive Officer and a Director of the Registrant's predecessor, Plum Creek Timber Company, Inc.

         William E. Oberndorf (Age 40) -- Mr. Oberndorf was elected a Director of Corp. I in November 1992 and is Chairman of the Compensation Committee of the Board of Directors. Mr. Oberndorf is Vice President and Treasurer of Corp.
I. Since 1991, Mr. Oberndorf's principal occupation has been as a Managing Director of SPO Partners & Co., an affiliate of the Registrant. From 1982 to 1991, Mr. Oberndorf was a general partner of San Francisco Partners II, L.P. Mr. Oberndorf serves as a Director for Bell & Howell Holdings Company.

         William J. Patterson (Age 32) -- Mr. Patterson became a Director of Corp. I in November 1992 and is Chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors. Mr. Patterson is a Vice President of Corp. I. Since 1991, Mr. Patterson's principal occupation has been as a Managing Director of SPO Partners & Co., an affiliate of the Registrant. From 1989 to 1991, Mr. Patterson was an associate with San Francisco Partners II, L.P. From 1987 to 1989, Mr. Patterson was a student at the Graduate School of Business at Stanford University.

         John H. Scully (Age 49) -- Mr. Scully was elected a Director of Corp. I in November 1992 and is a member of the Compensation Committee of the Board of Directors. Mr. Scully is President of Corp. I. Since 1991, Mr. Scully's principal occupation has been as a Managing Director of SPO Partners & Co., an affiliate of the Registrant. From 1969 to 1991, Mr. Scully was a general partner of San Francisco Partners II, L.P. Mr. Scully serves as a Director for Bell & Howell Holdings Company.


EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE REGISTRANT

         The names, ages, offices and periods of service as executive officers of the General Partner are listed below. There are no family relationships among them.

                                                                                  OFFICER
NAME                     AGE         OFFICE                                       SINCE(d)
- ----                     ----        ------                                       --------
Rick R. Holley (a)(b)     42         President and Chief Executive Officer          1989
Charles P. Grenier (a)    44         Executive Vice President                       1989
Robert E. Manne(a)        49         Executive Vice President                       1989
Diane M. Irvine(c)        35         Vice President and Chief Financial Officer     1994
James A. Kraft (e)        39         Vice President, Law                            1989
Keith B. Sletten (a)      51         Vice President, Human Resources                1989


(a) Served during the past five years in managerial or executive capacity with the Registrant's predecessor, Plum Creek Timber Company, Inc., the General Partner's predecessor, Plum Creek Management Company, and the General Partner.

(b) During 1993, Mr. Holley was Vice President and Chief Financial Officer of the General Partner. On January 1, 1994, Mr. Holley became President and Chief Executive Officer of the General Partner.

(c) On February 7, 1994, Ms. Irvine became Vice President and Chief Financial Officer of the General Partner. Ms. Irvine was a Partner with Coopers & Lybrand from October 1993 to February 1994 and was a Manager with Coopers & Lybrand from July 1987 to September 1993.

(d) Includes periods of time as an executive officer with the General Partner and with the former general partner of Registrant, Plum Creek Management Company.

(e) Served during the past five years in managerial or executive capacity with the parent of the Registrant's former general partner, Burlington Resources Inc. ("BR"), the General Partner's predecessor, Plum Creek Management Company, and the General Partner.


         Executive officers of the General Partner are appointed annually at the second quarterly meeting of the Board of Directors of Corp. I.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         William E. Oberndorf, a Director of Corp. I, failed to report in a timely manner on a Form 5 for 1993 the acquisition by him on June 24, 1993 of 450 Units, on a pre-split basis, of the Registrant. The Units were acquired by Mr. Oberndorf through the expiration by its terms of a trust established by the will of a relative and at no time prior to June 24, 1993 did Mr. Oberndorf have investment power over the 450 Units. The Units were reported on a Form 5 by Mr. Oberndorf on March 1, 1994.

         Other than the one late reporting noted above, the Registrant is not aware of any reporting violations regarding Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation for the three fiscal years ended December 31, 1993 for the President and Chief Executive Officer and the four other most highly compensated executive officers of the Registrant for services rendered in all capacities. Compensation amounts are on an accrual basis and include amounts deferred at the officer's election.



                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION
                                 -----------------------------------           (b)(c)           (b)(d)(e)(f)(g)
                                                                            OTHER ANNUAL           ALL OTHER
NAME & PRINCIPAL                                                            COMPENSATION          COMPENSATION
POSITION (a)                     YEAR     SALARY ($)       BONUS ($)            ($)                   ($)
- ----------------                 ----     ----------       ---------        -----------           -----------
David D. Leland                  1993      $287,500         $300,000             $ 32                $557,735
President & Chief Executive      1992      $270,000         $270,000             $237                $367,713
Officer                          1991      $261,667         $270,000

Robert E. Manne                  1993      $152,717         $ 92,430             $102                $366,531
Vice President,                  1992      $145,000         $ 87,630             $192                $316,112
Corporate Marketing              1991      $138,625         $ 83,850
and Cascades Region

Rick R. Holley                   1993      $149,733         $ 90,840             $ 10                $377,470
Vice President and               1992      $139,567         $ 84,840             $111                $331,784
Chief Financial Officer          1991      $129,233         $ 78,240

Charles P. Grenier               1993      $148,433         $ 90,060             $ 20                $366,131
Vice President, Rocky            1992      $139,083         $ 84,060             $249                $315,335
Mountain Region                  1991      $132,833         $ 80,400

James A. Kraft                   1993      $123,633         $ 62,650             $ 37                $279,232
Vice President, Law              1992      $114,467         $ 57,650             $ 15                $283,332
and Corporate Affairs            1991      $109,500         $ 55,150

- --------------
(a)      Principal position as of December 31, 1993.

(b) In accordance with the transitional provisions applicable to the revised rules on executive officer and director compensation disclosure adopted by the Securities and Exchange Commission, as formally interpreted by the Commission's Staff, amounts for Other Annual Compensation and All Other Compensation are excluded for fiscal year 1991.

(c) Other Annual Compensation represents interest on deferred compensation which exceeds 120% of the applicable federal long-term rate.

(d) All Other Compensation includes participation in the Incentive Sharing Plan ("IS Plan"). The IS Plan provided for cash incentive payments by the General Partner to eligible key employees of the General Partner and the Registrant and its subsidiaries. The incentive payments were made from a pool consisting of an amount between 25% and 50% of the incentive cash distributions paid by the Registrant to the General Partner during any year. Payments made by the General Partner to IS Plan participants were not reimbursed by the Registrant. Compensation in 1993 from the IS Plan to Messrs. Leland, Manne, Holley, Grenier, and Kraft totalled $474,153, $331,907, $331,907, $331,907 and
         $252,882, respectively.

(e) All Other Compensation includes matching thrift contributions in the Plum Creek Thrift and Profit Sharing Plan for Messrs. Leland, Manne, Holley, Grenier, and Kraft totaling $10,613, $10,613, $9,413, $10,613, and $10,613, respectively, and includes matching thrift contributions in the Plum Creek Supplemental Benefits Plan for Messrs. Leland, Manne, Holley, Grenier, and Kraft totaling $72,969, $24,011, $36,150, $23,611, and $15,737, respectively.

(f) No restricted depositary units ("Units") were awarded in 1993. As of December 31, 1993, restricted Units which had been awarded but had yet to vest for Messrs. Manne, Holley, Grenier, and Kraft totaled 43,200, 43,200, 43,200, and 25,200, respectively, and were valued as of December 31, 1993 at $1,128,600, $1,128,600, $1,128,600, and $658,350,
         respectively. Mr. Leland had no restricted Units as of December 31, 1993, "See Employment Contracts." Participants are entitled to cash payments, equal to cash distributions paid on the Registrant's publicly traded Units, with respect to non-vested Unit awards.

(g)
                    LONG-TERM INCENTIVE PLAN AWARDS IN 1993

                                                          PERFORMANCE PERIOD
         NAME                    NUMBER OF UARS            UNTIL MATURATION
         ----                    --------------           ------------------
        Rick R. Holley             525,000                 December 31, 1998

        Robert E. Manne            375,000                 December 31, 1998

        Charles P. Grenier         375,000                 December 31, 1998

        James A. Kraft             225,000                 December 31, 1998


         Effective October 1, 1993, the Board of Directors of Corp. I approved a long-term incentive plan ("LTIP"). The LTIP will be administered by a committee of the Board of Directors ("Committee"). Pursuant to the determination of the Committee, Unit

         Appreciation Rights ("UARs") were granted to four senior executives effective October 31, 1993.

         The terms of the UARs granted provide for five Unit Value targets with the first Unit Value target set at 115% of a base Unit value of $20 (the approximate market price of the Units at the time the LTIP was initiated) and each subsequent Unit Value target at 115% of the previous target. Consequently, the five Unit Value targets are $23.00, $26.45, $30.42, $34.98, and $40.23, respectively.

         A Unit Value target is attained when the Unit Value (defined as the sum of the current market price of a Unit and all cash distributions paid by the Registrant on or after January 1, 1994) equals or exceeds the Unit Value target for 75 calendar days during any 90 consecutive calendar day period. Upon attaining each Unit Value target prior to December 31, 1998, (the "Performance Period") a percentage of the UARs are triggered equal, respectively in turn, to 10%, 15%, 20%, 25%, and 30% of the UARs awarded to a participant. Upon attaining each Unit Value target prior to the end of the Performance Period, a participant's account will be credited with a number of Shadow Units determined by multiplying the number of UARs triggered by approximately 0.503.

         Once Shadow Units have been credited to a participant's account, additional Shadow Units will be credited to the participant's account with respect to subsequent cash distributions made by the Registrant. The number of additional Shadow Units to be so credited is equal to the per Unit distribution amount multiplied by the number of Shadow Units currently credited to the participant's account divided by the market price of the Units on the distribution date.

         Each Shadow Unit credited to a participant's account represents the participant's right to receive an actual Unit upon the occurrence of a realization event which is defined as the earliest of the expiration of the Performance Period, a change in control or the participant's termination of employment either involuntarily without cause or voluntarily with good reason or as a result of permanent disability or the participant's death. If the participant's employment is terminated either voluntarily without good reason or involuntarily for cause prior to the occurrence of a realization event, the participant forfeits any Shadow Units credited to his or her account and any UARs granted to the participant under the LTIP.

PENSION PLAN

         Estimated annual benefit levels under the supplemental, non-qualified pension plan of the Registrant ("Pension Plan"), based on earnings and years of credited service at age 65, are as follows:

                               PENSION PLAN TABLE

                    ---------------------YEARS OF SERVICE----------------------
REMUNERATION           15              20                25               30
- ------------           --              --                --               --
$  100,000          $ 22,485        $ 29,980          $ 37,475         $ 44,970
$  300,000          $ 70,485        $ 93,980          $117,475         $140,970
$  500,000          $118,485        $157,980          $197,475         $236,970
$  700,000          $166,485        $221,980          $277,475         $332,970
$  900,000          $214,485        $285,980          $357,475         $428,970
$1,100,000          $262,485        $349,980          $437,475         $524,970
$1,300,000          $310,485        $413,980          $517,475         $620,970
$1,500,000          $358,485        $477,980          $597,475         $716,970

         Years of service under the Pension Plan as of December 31, 1993 for Messrs. Leland, Manne, Holley, Grenier, and Kraft were 11, 8, 11, 7, and 10, respectively. Benefit accruals under the Pension Plan are based on the gross amount of earnings, including incentive bonuses and IS Plan payments, but excluding all commissions and other extra or added compensation or benefits of any kind or nature.

         The Pension Plan formula for retirement at age 65 is 1.1% of the highest five-year average earnings, plus .5% of the highest five-year average earnings in excess of one-third of the FICA taxable wage base in effect during the year of termination, times the number of years of credited service up to a maximum of 30 years. An early retirement supplement equal to 1% of the highest five-year average earnings up to one- third of the FICA taxable wage base in effect in the year of termination, times the number of years of credited service up to a maximum of 30 years, is payable until age 62. Both the basic benefit and the supplement are reduced by 2% for each year the employee's actual retirement date precedes the date the employee would have attained age 65, or the date the employee could have retired after attaining age 60 with 30 years of credited service, if earlier. In addition, the basic benefit and the supplemental benefit will be reduced by any previously accrued and distributed benefits, increased for an assumed interest factor, under the BR Pension Plan, under which participation was terminated on December 31, 1992 for the officers of the general partner of the Registrant. Years of service under the Pension Plan at age 65 for Messrs. Leland, Manne, Holley, Grenier, and Kraft would be 17, 24, 30, 27, and 30, respectively.

EMPLOYMENT CONTRACTS

         Mr. Leland has an agreement providing for employment ("Primary Agreement") with the General Partner until May 31, 1994 at a minimum annual salary of $270,000. In addition, Mr. Leland has an agreement to repay the Registrant 90,000 Units valued at $14.17 per Unit in the event of voluntary termination of employment prior to June 1, 1994. Originally awarded in 1989 and scheduled to vest in 1993 and 1994, the vesting of 105,000 of Mr. Leland's restricted Units was accelerated in December 1992.

         Mr. Holley has an agreement providing for employment as an executive officer of the General Partner until May 31, 1994 at a minimum annual salary of $141,400.

         Mr. Manne has an agreement providing for employment as an executive officer of the General Partner until May 31, 1994 at a minimum annual salary of $146,050.

         Mr. Grenier has an agreement providing for employment as an executive officer of the General Partner until May 31, 1994 at a minimum annual salary of $140,100.

         Mr. Kraft has an agreement providing for employment as an executive officer of the General Partner until May 31, 1994 at a minimum annual salary of $115,300.

         Mr. Leland's Primary Agreement and the agreements for Messrs. Manne, Holley, Grenier, and Kraft include provisions that in the event of termination of employment prior to May 31, 1994 for reasons other than cause, death, permanent disability, or voluntarily without good reason, the participant is entitled to receive within 10 days: (1) current base salary from the date of termination through May 31, 1994, and (2) a lump-sum pension benefit determined under the BR Pension Plan and the BR Supplemental Benefits Plan in effect on December 31, 1992, calculated as though the employee were 60 years of age on the date of determination, had 30 years of credited service under the plans, and had received 6% salary increases through age 60. The pension benefit so calculated to be actuarially reduced based on the employee's actual age on the date of determination and to be reduced by any previously accrued and distributed benefits plus assumed interest. Certain other rights under the Primary Agreement and agreements were waived by Messrs. Manne, Holley, Grenier, and Kraft as a condition to (i) the grant of UARs under the LTIP, and (ii) the designation of said executives as participants in the Registrant's new annual Management Incentive Plan that went into effect January 1, 1994.


DIRECTOR COMPENSATION

         Directors of Corp. I receive an annual retainer of $30,000 plus $1,000 for each Board of Directors meeting and committee meeting attended. The chairmen of the Audit Committee, the Compensation Committee, and the Conflicts Committee of the Board of Directors each receive an additional annual retainer of $5,000. Directors may defer all or part of their compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1993, Mr. Leland served as President and Chief Executive Officer of the General Partner and as a Director on the Board of Directors of Corp I. As a Director, Mr. Leland served on the Compensation Committee of the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


BENEFICIAL OWNERSHIP

         To the knowledge of the Registrant, there were no beneficial owners of more than five percent of the Registrant's Units outstanding on March 31, 1994.


SECURITY OWNERSHIP OF MANAGEMENT

         The following table shows the total number of Units held by the directors of Corp. I, the executive officers of the General Partner, and all directors of Corp. I and executive officers of the General Partner as a group, in each case, as of March 31, 1994.


                                                          AMOUNT AND NATURE OF
                                                        BENEFICIAL OWNERSHIP OF
 NAME OF INDIVIDUAL OR IDENTITY OF GROUP                    DEPOSITARY UNITS              PERCENT OF CLASS
 ---------------------------------------                    ----------------              ----------------
 Directors
   Ian B. Davidson                                              17,406                          0.04%
   George M. Dennison                                                0                          0.00%
   Rick R. Holley(a)                                           135,681(f)                       0.33%
   David D. Leland(b)                                          135,975                          0.33%
   William E. Oberndorf                                        778,356(c)                       1.92%
   William J. Patterson                                              0(d)                       0.00%
   John H. Scully                                              825,300(e)                       2.03%

 Executive Officers
   Charles P. Grenier                                          121,772(f)                       0.30%
   James A. Kraft                                               57,823(f)                       0.14%
   Robert E. Manne                                             117,932(f)                       0.29%

 12 Executive Officers & Directors as a
 Group                                                        1,302,945                         3.21%
                                                              =========                         =====

- --------------
(a) Mr. Holley became President and Chief Executive Officer of the General Partner on January 1, 1994.

(b) During all of 1993, Mr. Leland was President and Chief Executive Officer of the General Partner.

(c) Includes 415,083 Units owned by Main Street Partners, L.P., 155,217 Units owned by San Francisco Partners II, L.P., and 180,000 Units owned by the General Partner as to which Mr. Oberndorf has shared voting and dispositive power. Mr. Oberndorf shares control of and has an indirect pecuniary interest in the General Partner's 2% interest in the Registrant. Mr. Oberndorf disclaims beneficial ownership of the 180,000 Units owned by the General Partner and disclaims that the General Partner's 2% interest in the Partnership constitutes a security.

(d) Mr. Patterson has an indirect pecuniary interest in the General Partner's 2% interest in the Registrant. Mr. Patterson disclaims that the General Partner's 2% interest in the Registrant constitutes a security.

(e) Includes 415,083 Units owned by Main Street Partners, L.P., 155,217 Units owned by San Francisco Partners II, L.P., and 180,000 Units owned by the General Partner as to which Mr. Scully has shared voting and dispositive power. Mr. Scully shares control of and has an indirect pecuniary interest in the General Partner's 2% interest in the Registrant. Mr. Scully disclaims beneficial ownership of the 180,000 Units owned by the General Partner and disclaims that the General Partner's 2% interest in the Registrant constitutes a security.

(f) Includes non-vested restricted Units granted to such person under the General Partners' Unit Awards Plan and Shadow Units credited to participant's accounts under the terms of the LTIP. Upon vesting, the participants are entitled to receive one Unit for each restricted Unit that vests and one Unit for each Shadow Unit that vests. Non-vested restricted Units for Messrs. Holley, Grenier, Kraft, and Manne totaled 43,200, 43,200, 25,200, and 43,200, respectively, and non-vested
         Shadow Units under the terms of the LTIP credited to the participant's accounts for Messrs. Holley, Grenier, Kraft, and Manne totaled 66,321, 47,372, 28,423, and 47,372, respectively. Messrs. Holley, Grenier, Kraft, and Manne disclaim beneficial ownership of both the non-vested restricted Units and the non-vested Shadow Units under the LTIP.


CHANGES IN CONTROL

         On December 31, 1992, BR disposed of its controlling interest in the Registrant. On that date, the previous general partner of the Registrant, which was indirectly owned by BR, was merged into the General Partner, which became the successor general partner of the Registrant. As a result of the merger, Corp. I, a Delaware corporation controlled by Messrs. Scully and Oberndorf and the sole general partner of PC Advisory Partners I, L.P. ("Advisory I"), a Delaware limited partnership, which is the managing general partner of the General Partner, acquired indirect control of the Registrant.

         The limited partner interests in the General Partner are owned directly and indirectly by certain limited partnerships (the "Upper Tier Partnerships"), the general partner or managing general partner of which (as the case may be) is also Advisory I.

         Under a Distribution Support Agreement dated as of June 8, 1989 (the "Distribution Support Agreement") by and between BR and the Registrant, BR agreed with the Registrant that it would make cash contributions to the Registrant for the quarterly periods ending on or prior to June 30, 1994 to generally permit the Registrant to distribute quarterly a minimum level of cash to the Registrant's Unitholders. In connection with the above-mentioned merger certain of the Upper Tier Partnerships and certain other affiliates of the General Partner agreed to indemnify BR against its obligations to make the above-described payments and granted a subordinated security interest to BR.
In addition, certain of the Upper Tier Partnerships have granted to BR the right to purchase their economic interests in the General Partner if the indemnitors should fail to perform on their indemnities to BR. Accordingly, if BR were required to advance funds to the Registrant under the Distribution Support Agreement and the indemnitors were to fail to reimburse BR for such advance, the exercise by BR of its remedies might result in a further change of control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 8, 1993, the Board of Directors of Corp. I approved a proposal for the Registrant to purchase, on a pre December 6, 1993 three for one Unit split basis, 1,250,000 Deferred Participation Interests ("DPIs") of the Registrant. Messrs. Oberndorf, Patterson, and Scully had an indirect beneficial ownership of, and an indirect pecuniary interest in, the DPIs. The proposal was subject to a number of conditions including approval by an independent committee of the Board of Directors, Unitholder approval and the negotiation of a final binding agreement.

         On August 12, 1993, the Registrant held a special meeting of the Unitholders to approve the proposal to redeem the 1,250,000 DPIs. Approval was obtained and on August 30, 1993, the Registrant redeemed the 1,250,000 DPIs for $49.50 per DPI, plus direct costs associated with redeeming the DPIs.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


          (2)   Financial Statement Schedules

                The following schedules are filed as a part of this Form 10-K/A:

                Schedule V.      Property, Plant and Equipment                                  Page 16

                Schedule VI.     Accumulated Depreciation, Depletion, and Amortization
                                   of Property, Plant and Equipment                             Page 17

                Schedule X.      Supplementary Income Statement Information                     Page 18

                Report of Independent Accountants                                               Page 19



          (3)   List of Exhibits

                Each exhibit set forth below and in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk ("*"); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by a positive sign ("+") indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

                                   SCHEDULE V
                        PLUM CREEK TIMBER COMPANY, L.P.
                         PROPERTY, PLANT AND EQUIPMENT

                                 (In Thousands)

                    Column A                         Column B         Column C         Column D         Column E         Column F
                    --------                         --------         --------         --------         --------         --------


                                                     Balance at                                                           Balance
                                                     Beginning        Additions                                           at End
       Classification                                 of Year          at Cost        Retirements         Other           of Year
 ---------------------------------------             --------         --------        -----------         -----           -------
 Year Ended December 31, 1993

 Timber and Logging Roads -                          $263,264         $241,361          $  791        ($21,659)(1)       $482,175
   Net...............................                  26,554           18,135             102               0             44,587
                                                     --------         --------          ------         -------           --------
 Timberlands.........................                $289,818         $259,496          $  893        ($21,659)          $526,762
                                                     ========         ========          ======         =======           ========

 Property, Plant and Equipment:
   Land, Building and Improvements...                $ 41,876         $  1,289                         $     8 (2)       $ 43,173
   Machinery and Equipment...........                 174,684           23,827           1,150              (8)(3)        197,353
                                                     --------         --------          ------         -------           --------
                                                     $216,560         $ 25,116          $1,150         $     0           $240,526
                                                     ========         ========          ======         =======           ========
 Year Ended December 31, 1992

 Timber And Logging Roads - Net......                $283,130         $  5,277          $2,554        ($22,589)(4)       $263,264
 Timberlands.........................                  25,932            2,085           1,383             (80)(5)         26,554
                                                     --------         --------          ------         -------           --------
                                                     $309,062         $  7,362          $3,937        ($22,669)          $289,818
                                                     ========         ========          ======         =======           ========
 Property, Plant and Equipment:
   Land, Building and Improvements...                $ 41,207         $    390          $1,781         $ 2,060 (6)       $ 41,876
   Machinery and Equipment...........                 162,420           17,863           3,559          (2,040)(7)        174,684
                                                     --------         --------          ------         -------           --------
                                                     $203,627         $ 18,253          $5,340         $    20           $216,560
                                                     ========         ========          ======         =======           ========


 Year Ended December 31, 1991

 Timber and Logging Roads - Net......                $306,176         $  5,926          $1,162        ($27,810)(8)       $283,130
 Timberlands.........................                  25,893              163             124               0             25,932
                                                     --------         --------          ------         -------           --------
                                                     $332,069         $  6,089          $1,286        ($27,810)          $309,062
                                                     ========         ========          ======         =======           ========
 Property, Plant and Equipment:
   Land, Building and Improvements...                $ 43,759         $    277          $  270        ($ 2,559)(9)       $ 41,207
   Machinery and Equipment...........                 157,323            5,032             421             486 (10)       162,420
                                                     --------         --------          ------         -------           --------
                                                     $201,082         $  5,309          $  691        ($ 2,073)          $203,627
                                                     ========         ========          ======         =======           ========


(1)    Includes depletion based on stumpage volumes for the year.
(2)    Includes a category reclass of $8.
(3)    Includes a category reclass of ($8).
(4) Includes depletion based on stumpage volumes for the year and a category reclassification of $80 and adjustment of $12.
(5)    Includes a category reclass of ($80).
(6) Includes a category reclass of $2,200 for a Manufacturing facility sale and ($140) category reclassification.
(7) Includes a category reclass of ($2,200) for a Manufacturing facility sale and $160 category reclassification.
(8)    Includes depletion based on stumpage volumes for the period.
(9) Includes ($2,200) reserve for the anticipated sale of a Manufacturing facility and ($359) category reclassification.
(10)   Includes a $359 category reclassification and $127 in adjustments.

                                  SCHEDULE VI
                        PLUM CREEK TIMBER COMPANY, L.P.
 ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT

                                 (In Thousands)


                     Column A                   Column B         Column C       Column D         Column E       Column F
                     --------                   --------         --------       --------         --------       --------


                                                Balance at        Additions                                     Balance
                                                Beginning        Charged to                                     at End
       Classification                            of Year          Expenses     Retirements         Other        of Year
 --------------------------                      -------          --------     -----------         -----        -------
 Year Ended December 31, 1993

 Property, Plant and Equipment:
   Land, Building and Improvements.......        $ 5,351         $ 1,419         $    0             $0          $ 6,770
   Machinery and Equipment...............         56,565          15,692          1,134              0           71,123
                                                 -------         -------         ------             --          -------
                                                 $61,916         $17,111         $1,134             $0          $77,893
                                                 =======         =======         ======             ==          =======


 Year Ended December 31, 1992

 Property, Plant and Equipment:
   Land, Building and Improvements.......        $ 4,134         $ 1,430         $  213             $0          $ 5,351
   Machinery and Equipment...............         43,589          14,896          1,920              0           56,565
                                                 -------         -------         ------             --          -------
                                                 $47,723         $16,326         $ 2,133            $0          $61,916
                                                 =======         =======         =======            ==          =======


 Year Ended December 31, 1991

 Property, Plant and Equipment:
   Land, Building and Improvements.......        $ 2,769         $ 1,437         $   72             $0          $ 4,134
   Machinery and Equipment...............         29,949          13,739             99              0           43,589
                                                 -------         -------         ------             --          -------
                                                 $32,718         $15,176         $  171             $0          $47,723
                                                 =======         =======         ======             ==          =======

                                   SCHEDULE X
                        PLUM CREEK TIMBER COMPANY, L.P.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 (In Thousands)




      Column A                                                                               Column B
      --------                                                                               --------
                                                                                            Charged to
                                                                                            Costs and
                                                                                             Expenses
                                                                                             --------
Year Ended December 31, 1993

  Maintenance and repairs...............................................................     $24,440
  Taxes, other than payroll and income taxes
    Property............................................................................     $ 5,267
    Other...............................................................................     $ 1,043

Year Ended December 31, 1992

  Maintenance and repairs...............................................................     $21,793
  Taxes, other than payroll and income taxes
    Property............................................................................     $ 4,084
    Other...............................................................................     $ 3,561

Year Ended December 31, 1991

  Maintenance and repairs...............................................................     $19,251
  Taxes, other than payroll and income taxes
    Property............................................................................     $ 4,158
     Other...............................................................................    $ 4,141

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Unitholders and Directors of the General Partner of Plum Creek Timber Company, L.P.


Our report on the combined financial statements of Plum Creek Timber Company, L.P. as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993 is included in its 1993 Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related combined financial statement schedules listed in the Index of the Form 10-K/A, Amendment No. 1 to the aforementioned Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND

Seattle, Washington
January 28, 1994

Exhibit
Designation      Nature of Exhibit
- -----------      -----------------
3.A*             Amended and Restated Agreement of Limited Partnership of Plum Creek Timber Company, L.P. dated June 8, 1989, as amended to date (conformed composite version).  See Attached Exhibit.

3.B.1            Certificate of Limited Partnership of Plum Creek Limited Partnership, L.P., as filed with the Secretary of
                 State of the state of Delaware on April 12, 1989 (Form S-1,  Regis. No. 33-28094, filed May, 1989).

3.B.2            Certificate of Limited Partnership of Plum Creek Manufacturing, L.P. as filed with the Secretary of State of the state of Delaware on December 27, 1990.

4.A              Form of Deposit Agreement by and among Plum Creek Timber Company, L.P. and The First National Bank of Boston,
                 dated as of May 1989, (Form S-1, Regis. No. 33-28094, filed May, 1989).

4.B              Form of Transfer Application (Form S-1,  Regis. No. 33-28094, filed May, 1989).

4.C.1*           Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber
                 Company, L. P. (Form 10-Q, No. 1-10239, filed August, 1989).  Amendment No. 1, consent and waiver dated
                 January 1, 1991 to Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007,
                 Plum Creek Timber Company, L.P. (Form 8 Amendment No. 1, filed April 1991).  Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note Agreement.  See attached Exhibit.

4.C.2*           Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek
                 Manufacturing, Inc. (Form 10-Q, No. 1- 10239, filed August, 1989).  Amendment No. 1, consent and waiver dated
                 January 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due
                 June 8, 2007, Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P.  (Form 8 Amendment No. 1,
                 filed April 1991).  Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage Note Agreement.
                 See attached Exhibit.

4.C.3*           Reducing Revolving Line of Credit, dated October 28, 1993, due November 1, 2001, Plum Creek Timber Company, L.P.
                 See attached Exhibit.

10.B             Form of Distribution Agreement dated May, 1989 by and between Burlington Resources and Plum Creek Timber Company,
                 L.P. (Form S-1, Regis. No. 33- 28094, filed May, 1989).

10.C.1+          Employment Agreement, as modified by waiver and agreement dated June 9, 1989 with David D. Leland. (Form 10-Q,
                 No. 1- 10239, filed August, 1989).

10.C.2*+         Employment Agreement dated June 9, 1989 with Charles P. Grenier. (Form 10- Q, No. 1-10239, filed August, 1989).
                 Amendment No.1, Release and Waiver of Rights dated January 28, 1994.  See attached exhibit.

10.C.3*+         Employment Agreement dated June 9, 1989 with Rick R. Holley. (Form 10-Q,  No. 1- 10239, filed August, 1989).
                 Amendment No. 1, Release and Waiver of Rights, dated January 28, 1994.  See attached exhibit.

10.C.4*+         Employment Agreement dated August 3, 1989 with James A. Kraft. (Form 10-Q, No. 1- 10239, filed August, 1989).
                 Amendment No. 1, Release and Waiver of Rights, dated January 28, 1994.  See attached exhibit.

10.C.5*+         Employment Agreement dated June 9, 1989 with Robert E. Manne. (Form 10-Q,  No. 1- 10239, filed August, 1989).
                 Amendment No. 1. Release and Waiver of Rights, dated January 28, 1994.  See attached exhibit.

10.D.1*          $15 million Revolving Credit Agreement by and between Plum Creek Timber Company, L.P. and Algemene Bank Nederland
                 N.V. as agent, dated as of November 22, 1989. (Form 10-K, No. 1-10239, filed March, 1990).  Amendment dated
                 January 1, 1991 to $15 million Revolving Credit Agreement by and between Plum Creek Timber Company, L.P. and
                 Algemene Bank Nederland N.V. as agent, dated as of November 22, 1989. (Form 8 Amendment No. 1, filed April 1991).
                 Amendment No. 2 dated September 1, 1993.  See attached exhibit.

10.D.2           $20 million Revolving Credit Agreement by and between Plum Creek Manufacturing Company, Inc. and Algemene Bank
                 Nederland N.V. as agent, dated as of November 22, 1989.  (Form 10-K, No. 1-10239, filed March, 1990)  Amendment dated January 1, 1991 to $20 million Revolving Credit Agreement by and between Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P., and Algemene Bank Nederland N.V. as agent, dated as of November 22, 1989.
                 (Form 8 Amendment No. 1, filed April 1991).

10.D.3           $20 million Revolving Credit Agreement by and between Plum Creek Manufacturing Company, Inc. and Plum Creek
                 Timber  Company, L.P.,  dated as of December 1, 1989.  (Form 10-K, No. 1-10239, filed March, 1990).  Amendment dated January 1, 1991 to $20 million Revolving Credit Agreement by and between Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P., and Plum Creek Timber  Company, L.P.,  dated as of December 1, 1989.
                 (Form 8 Amendment No. 1, filed April 1991).

10.E.1+          1988 Stock Option Incentive Plan, Burlington Northern Inc. (Form S-8, No. 33-22493, filed June 15, 1988).
                 Appendix A, 1988 Stock Option Incentive Plan, Burlington Northern Inc. (filed November 29, 1989).

10.E.2+          Incentive Sharing Plan, Plum Creek Management Company.  (Form 10-K, No. 1-10239, filed March, 1990).  Amendment number 1, dated April 1991, Incentive Sharing Plan, Plum Creek Management Company. (Form 10-Q, No. 1-10239, filed
                 May, 1991).

10.E.3+          Unit Awards Plan, PCTC, Inc.  (Form 10-K, No. 1-10239, filed March, 1990).  Amendment number 1, dated April 1991,
                 to Unit Awards Plan,   PCTC, Inc. (Form 10-Q, No. 1-10239, filed May, 1991).

10.E.4+          Incentive Compensation Plan, Plum Creek Management Company. (Form 8 Amendment No. 1, filed April, 1990).
                 Amendment dated January 1, 1991 to Incentive Compensation Plan, Plum Creek Management Company.  (Form 8 Amendment
                 No. 1, filed April 1991).

10.E.5+          Retirement Plan for Directors, Plum Creek Management Company.  (Form 8 Amendment No. 1, filed April 1991).

10.E.6*+         Long-term Incentive Plan, Plum Creek Management Company, L.P.  See attached exhibit.

10.E.7*+         Management Incentive Plan, Plum Creek Management Company, L.P.  See attached exhibit.

21               Subsidiaries of the Registrant.   (Form 8 Amendment No. 1, filed April 1991).

24               Power of Attorney (Form S-1,  Regis. No. 33-28094, filed May,1989).