Form 10-Q
period 1994-03-31
PLUM CREEK TIMBER CO L P
filed 1994-05-03
CIK 849213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

         (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number  1-10239


                        PLUM CREEK TIMBER COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

             Delaware                                    91-1443693
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)


                999 Third Avenue, Seattle, Washington 98104-4096
                           Telephone:  (206) 467-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


              Yes     X                No
                   --------                 ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PLUM CREEK TIMBER COMPANY, L.P.
                         COMBINED STATEMENT OF INCOME
                                 (UNAUDITED)

                                                       First Quarter
                                                     ------------------
                                                     1994          1993
                                                     ----          ----
                                               (In Thousands, Except Per Unit)
Revenues ....................................      $142,457      $116,422
                                                   --------      --------
Costs and Expenses:
  Cost of Goods Sold ........................        87,899        74,669
  Selling, General and Administrative .......        11,137         9,052
                                                   --------      --------
    Total Costs and Expenses ................        99,036        83,721
                                                   --------      --------

Operating Income ............................        43,421        32,701

Interest Expense ............................       (11,239)       (8,859)
Interest Income .............................           276           717
Other Expense - Net .........................        (1,696)         (985)
                                                   --------      --------

Income before Income Taxes ..................        30,762        23,574
Provision for Income Taxes ..................           111            14
                                                   --------      --------

Net Income ..................................      $ 30,651      $ 23,560

General Partner Interest ....................         3,580         1,671
                                                   --------      --------

Net Income Allocable to Unitholders .........      $ 27,071      $ 21,889
                                                   ========      ========

Net Income per Unit .........................      $   0.67      $   0.49
                                                   ========      ========


See accompanying Notes to Combined Financial Statements.

                       PLUM CREEK TIMBER COMPANY, L.P.
                            COMBINED BALANCE SHEET
                                 (UNAUDITED)


                                                                  March 31,    December 31,
                                                                    1994           1993
                                                                  ---------    ------------
                                                                       (In Thousands)
ASSETS
Current Assets:
  Cash and Cash Equivalents.....................................   $ 52,766      $ 34,025
  Accounts Receivable...........................................     25,045        28,711
  Inventories...................................................     45,750        48,102
  Timber Contract Deposits......................................      1,373         2,987
  Other Current Assets..........................................      5,670         5,399
                                                                   --------      --------
                                                                    130,604       119,224
Timber and Timberlands - Net....................................    519,391       526,762
Property, Plant and Equipment - Net.............................    161,847       162,633
Other Assets....................................................      7,795         7,923
                                                                   --------      --------
    Total Assets................................................   $819,637      $816,542
                                                                   ========      ========
LIABILITIES
Current Liabilities:
  Current Portion of Long-Term Debt.............................   $ 13,000      $ 13,000
  Current Portion of Long-Term Line of Credit...................                   12,500
  Accounts Payable..............................................      6,479        13,038
  Interest Payable..............................................     11,538         3,005
  Wages Payable.................................................      5,369         7,857
  Taxes Payable.................................................      7,953         5,648
  Workers' Compensation Liabilities.............................      2,610         2,610
  Other Current Liabilities.....................................     10,685         8,338
                                                                   --------      --------
                                                                     57,634        65,996

Long-Term Debt..................................................    296,900       296,900
Long-Term Line of Credit........................................    247,500       247,500
Workers' Compensation Liabilities...............................      9,791         9,805
Other Liabilities...............................................      3,442         3,786
                                                                   --------      --------
      Total Liabilities.........................................    615,267       623,987
                                                                   --------      ---------
Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' (40,608,300 Units)............................    204,565       192,925
General Partner.................................................       (195)         (370)
                                                                   --------      --------
      Total Partners' Capital...................................    204,370       192,555
                                                                   --------      --------
      Total Liabilities and Partners' Capital...................   $819,637      $816,542
                                                                   ========      ========


See accompanying Notes to Combined Financial Statements.

                       PLUM CREEK TIMBER COMPANY, L.P.

                      COMBINED STATEMENT OF CASH FLOWS

                                (UNAUDITED)


                                                               First Quarter
                                                            -------------------
                                                            1994           1993
                                                            ----           ----
                                                              (In Thousands)
Cash Flows From Operating Activities:
Net Income............................................... $ 30,651       $ 23,560
Adjustments to Reconcile Net Income to
   Net Cash Provided By Operating Activities:
   Depreciation, Depletion and Amortization..............   12,892          8,970
   Gain on Asset Dispositions - Net......................   (1,029)        (5,345)
   Working Capital Changes:
     Accounts Receivable.................................    3,666         (3,490)
     Inventories.........................................    2,352          2,588
     Timber Contract Deposits and Other Current Assets...    1,343         (2,678)
     Accounts Payable....................................   (6,559)          (318)
     Other Accrued Liabilities...........................   10,697         10,861
   Other.................................................     (522)           704
                                                          --------       --------
Net Cash Provided By Operating Activities................ $ 53,491       $ 34,852
                                                          --------       --------
Cash Flows From Investing Activities:
   Expenditures for Property, Plant and Equipment........ $ (4,045)      $ (5,309)
   Expenditures for Timber and Timberlands...............     (712)          (776)
   Proceeds from Asset Dispositions......................    1,343          3,639
                                                          --------       --------
Net Cash Used In Investing Activities                     $ (3,414)      $ (2,446)
                                                          --------       --------
Cash Flows From Financing Activities:
   Cash Distributions.................................... $(18,836)      $(13,680)
   Borrowings Under the Long-term Line of Credit.........   27,500
   Repayments Under the Long-term Line of Credit.........  (40,000)
                                                          --------       --------
Net Cash Used In Financing Activities.................... $(31,336)      $(13,680)
                                                          --------       --------
Increase In Cash and Cash Equivalents....................   18,741         18,726
Cash and Cash Equivalents:
   Beginning of Period...................................   34,025         69,582
                                                          --------       --------
   End of Period......................................... $ 52,766       $ 88,308
                                                          ========       ========

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L.P.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

         The combined financial statements include all the accounts of Plum Creek Timber Company, L.P. (the "Partnership") and its combined subsidiaries. All significant intercompany transactions have been eliminated in the combination.

         The Partnership owns 98 percent of Plum Creek Manufacturing, L.P. ("Manufacturing") and 96 percent of Plum Creek Marketing, Inc. ("Marketing"). Plum Creek Management Company, L.P. (the "General Partner") manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining 2 percent of Manufacturing and 4 percent of Marketing. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing.

         The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting
principles to be included in a full set of financial  statements.   The
financial statements in the Partnership's 1993 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. Certain financial statement reclassifications have been made to the prior year information for comparability purposes and have no impact on net income. First quarter 1993 information has been restated for the December 6, 1993 three-for-one Unit split, and the change in accounting for certain inventories from the average cost method to the last-in, first-out ("LIFO") method of accounting. See Note 2 to Notes to Combined Financial Statements. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

         The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). Any such distributions in excess of the Unitholder's basis in the Units will result in taxable gain. However, Unitholders will be required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of
whether cash distributions are made.   It is anticipated that 1994 taxable
income allocated to Unitholders will be in excess of 1994 cash distributions. For tax exempt entities, such as IRAs, a portion of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable

Income ("UBTI"). To the extent a tax exempt entity has more than $1,000 of UBTI, it may be required to pay federal income taxes. Marketing, as a separate corporation, provides for income taxes based upon its anticipated level of taxable income for the year.

         Net Income per Unit is calculated using the weighted average number of Units outstanding, plus the unredeemed Deferred Participation Interests ("DPIs"
- - 1.25 million outstanding at March 31, 1993, on a pre-Unit split basis, which were redeemed in August 1993) divided into the combined Company net income, after adjusting for the General Partner Interest. The weighted average number of Units outstanding was 40,608,300 and 44,358,300 for the three months ended March 31, 1994 and 1993, respectively.


2.  INVENTORIES

         Inventories consisted of the following:

                                                            March 31,       December 31,
                                                              1994              1993
                                                          -----------       -----------
                                                                   (in thousands)
      Raw materials (logs)  . . . . . . . . . . . . . .     $  17,683          $  22,868
      Work-in-progress  . . . . . . . . . . . . . . . .         5,108              5,442
      Export logs   . . . . . . . . . . . . . . . . . .         1,408              2,488
      Finished goods  . . . . . . . . . . . . . . . . .        17,858             13,570
                                                               ------             ------
                                                               42,057             44,368
      Supplies  . . . . . . . . . . . . . . . . . . . .         3,693              3,734
                                                              -------             ------
         Total  . . . . . . . . . . . . . . . . . . . .     $  45,750           $ 48,102
                                                            =========           ========

         During the fourth quarter 1993, the Company changed its method of valuing logs, work-in-process, and finished goods inventories from the average cost method of accounting to the LIFO method. The change was effective January 1, 1993 and decreased previously reported first quarter 1993 earnings by $2.0 million or $0.05 per Unit. The cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at March 31, 1994 and December 31, 1993 was $50.5 million and $52.4 million, respectively.

3.  BORROWINGS

         During March 1994, the Partnership and Manufacturing renegotiated their short-term revolving credit facilities (the "Facilities") with a group of banks. The renegotiations eliminated the Partnership's collateral requirement and increased its available borrowings under the facility from $15 million to $35 million. There were no borrowings outstanding under the Facilities at March 31, 1994.

4.  SUBSEQUENT EVENTS

         On April 4, 1994, the Partnership announced that the Board of Directors of the General Partner has authorized the General Partner to purchase up to 1.2 million Units to fund awards earned under certain of its executive and key employee incentive compensation benefit plans. The Partnership reimburses the General Partner for costs, including the purchases of Units associated with these benefit plans. During April 1994, the Partnership reimbursed the General Partner for its purchase of 140,000 Units at a total cost of $3.8 million.

         On April 26, 1994, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.38 per Unit for the first quarter of 1994. Total distributions will equal approximately $18.8 million (including $3.4 million to the General Partner) and will be paid on May 27, 1994 to Unitholders of record on May 16, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Plum Creek Timber Company, L.P. (the "Partnership") owns 98 percent of Plum Creek Manufacturing, L.P. ("Manufacturing") and 96 percent of Plum Creek Marketing, Inc. ("Marketing"). Plum Creek Management Company, L.P. (the "General Partner") manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining 2 percent of Manufacturing and 4 percent of Marketing. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing, and Marketing. "Resources Segment" refers to the combined timber and land management businesses of the Partnership, and "Manufacturing Segment" refers to the combined businesses of Manufacturing and Marketing.

EVENTS AND TRENDS AFFECTING OPERATING RESULTS

         MARKET FORCES. The demand for logs and manufactured wood products depends upon international and domestic market conditions, the value of the U.S. dollar in foreign markets, competition, log supply, the use and introduction of alternative products and other factors. In particular, the demand for logs, lumber and plywood is affected by residential and industrial construction, and repair and remodel activity. These activities are subject to fluctuations from changes in economic conditions, tariffs, interest rates, population growth and other economic, demographic and environmental factors.

         SEASONALITY. Domestic log sales volumes are typically at their lowest point in the second quarter of each year during spring break-up, when warming weather thaws and softens roadbeds, restricting access to logging sites. Revenues from export log sales are affected in part by variations in inventory, both domestically and in the countries where such logs are sold as well as by weather conditions. Winter logging activity in the Pacific Northwest takes place at lower elevations, where predominantly second growth logs are found, decreasing the volume of old growth logs sold during this time of the year.

         Demand for manufactured products is generally lower in the fall and winter when activity in the construction, industrial and repair and remodeling markets is slower, and higher in the spring and summer quarters when these markets are more active. Working capital varies with seasonal fluctuations. Log inventories increase during the winter months to prepare for reduced harvest during spring break-up.

         CURRENT MARKET CONDITIONS. Prices for both export and domestic logs were stronger during the first quarter of 1994 as compared to the same period in 1993. Log prices were higher primarily due to increased domestic demand for finished wood products as well as continued log supply shortages, resulting from litigation and environmental restrictions.

         First quarter 1994 industry composite indices for lumber and plywood commodity prices were 10% higher and 11% lower, respectively, than the first quarter 1993. During the first quarter 1994, wood product markets were adversely affected by the severe winter weather across the U.S., which has slowed residentially construction markets.

         REGULATION. In July 1990, the United States Fish and Wildlife Service ("USFWS") listed the Northern Spotted Owl ("Owl") as a threatened species throughout its range in Washington, Oregon and California under the federal Endangered Species Act ("ESA").

         At the time of the listing, the USFWS issued suggested guidelines to be followed by landowners in order to comply with the ESA's prohibition against harming or harassing Owls. These guidelines were rescinded in response to an industry lawsuit, but continue to serve as the basis for USFWS enforcement of the ESA. The guidelines impose several requirements, including the restriction and preclusion of harvest activities in areas within a 1.8 mile radius (approximately 6,600 acres) of known nest sites or activity centers for pairs of Owls or territorial single Owls ("Activity Areas"). Under the guidelines, at least 40% in the aggregate of the area within Activity Areas has to be maintained as suitable Owl habitat. In addition, 70 acres immediately around nest sites has to be preserved. Under the guidelines, approximately 140,000 acres of the 330,000 acres in the Partnership's Cascade region lie within Activity Areas.

         The USFWS announced on December 29, 1993, that it is proposing to draft a special rule ("Special Rule") to redefine private landowner obligations under the ESA. In its description of the proposed Special Rule, the USFWS indicated that the guidelines would serve as the basis for regulation in areas of special concern ("ASC") for the Owl. Outside of the ASCs, only 70 acres around nest sites would be restricted. A substantial majority of the Partnership's Timberlands that contain occupied Owl habitat lie within ASCs. Accordingly, the proposed Special Rule, if adopted in its current form, is not likely to materially alter the current level of regulation on the Partnership's activities due to the Owl.

         In March 1994, the U.S. Circuit Court of Appeals for the District of Columbia ruled in Sweet Home Chapter of Communities for a Great Oregon v. Babbitt, that Congress never intended habitat modification to be a violation of the ESA. The court therefore found invalid the regulation that defines "harm" to a species to include habitat modification. This regulation provides the legal basis for the guidelines. The government has announced that it will appeal the ruling. The government has also taken the position that the ruling does not apply to areas outside of the District of Columbia circuit. Accordingly, it is unclear whether the decision will reduce the regulatory impact of the ESA on the Partnership.

         All forest practice applications ("FPA's") within Activity Areas must also comply with the Washington State Environmental Policy Act ("SEPA") and Forest Practices Act. In June 1992, the Washington State Forest Practices Board (the "Board") adopted regulations which provide that SEPA will apply to FPA's for activities on the 500 acres of habitat surrounding nest sites or activity centers. By its terms, the rule was to have sunsetted in March 1994. In February 1994, the Board, however, extended the rule for an additional four months.

         Compliance with the ESA and SEPA is causing delays and in some cases modification of Partnership FPA's in Owl Activity Areas and may cause denials of future Partnership FPA's.

         The ESA also prohibits the federal government from causing jeopardy to any listed species Owl or destroying or adversely modifying its designated critical habitat. Private landowners are potentially affected by this restriction if a private activity requires federal action, such as the granting of access or federal funding. Where there is such a federal connection, the federal agency involved must consult with the USFWS to determine that the proposed activity would not cause jeopardy to the listed species or direct or indirect adverse modification of its designated critical habitat, or if it would, then to propose, where possible, alternatives or modifications to the proposed activity. The Partnership's timberlands are often intermingled with federal land in or near areas that include the habitats of a number of threatened or endangered species such as the Owl and the grizzly bear. Thus, access across federal lands to certain of the Partnership's Timberlands in such areas has been and, is likely to continue to be, delayed by the administrative process and legal challenges and may be subjected to restriction under the ESA.

         On June 9, 1992, the USFWS published its draft recovery plan (the "Draft Plan") for the Owl. A recovery plan, once final is not legally binding, but it may form the basis for future regulation. The Draft Plan recommends that 7.5 million acres of federal land be set aside in designated conservation areas ("DCA's") where timber harvesting and road building would be prohibited. On July 16, 1993, the Clinton Administration proposed a new forest policy (the "Forest Plan") that would substantially reduce harvest from public lands in Owl forests and provide for the conservation of the Owl and numerous other species. In April 1994, the Clinton Administration formally adopted the Forest Plan and submitted it for judicial approval. Before the Forest Plan can be implemented administratively, however, it is likely to be subjected to additional legal challenges and thus its implementation remains uncertain.

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

LEGAL PROCEEDINGS

         On May 1, 1992, the Company received a Notice of Violation ("NOV") from the Environmental Protection Agency ("EPA") under the Clean Air Act. The NOV alleges that Plum Creek's Evergreen veneer dryers in Kalispell, Montana were not in compliance with an air quality permit on January 15, 1992 when visible emissions from the veneer dryers were observed by the EPA. These dryers were also the subject of a suit filed by the Montana Air Quality Bureau ("MAQB") in March 1990. Prior to the January 15, 1992 alleged violation, the Company entered into a Consent Decree with the MAQB. The Company installed approximately $900,000 of emission control equipment on the dryers on April 14, 1992, in order to comply with the permit and all State and Federal visible emission limits. The Company will work with the EPA to provide information and resolve issues arising under the NOV. The EPA has not notified the Company what sanctions, if any, the EPA would seek as a result of the NOV.

         There is no pending litigation, and to the knowledge of the General Partner there is no threatened litigation, involving the Company which would have a material adverse effect on the financial position or the results of operations of the Company.

FINANCIAL CONDITION AND LIQUIDITY

         First quarter 1994 net cash provided by operating activities was $53.5 million compared to $34.9 million for the same period in 1993. The increase was primarily due to higher net income and increased depletion resulting from the 865,000 acres of timberland purchased in November 1993 (the "Montana Timberland Acquisition"). These amounts were partially offset by lower gains on land sales during the first quarter 1994 as compared to the same period in 1993.

         During March 1994, the Partnership and Manufacturing renegotiated their short-term revolving credit agreements with a group of banks that now allow for borrowings of up to $35 million and $20 million, respectively, for working capital purposes and standby letters of credit. As of March 31, 1994, there were letters of credit issued in the amounts of $2.6 million and $0.5 million for the Partnership and Manufacturing, respectively. On April 7, 1994 the Partnership and Manufacturing borrowed $32.4 million and $19.5 million, respectively, under the short-term revolving credit agreements for the purpose of temporarily repaying a portion of the long-term reducing revolving line of credit ("Line of Credit") (below). Manufacturing also has a $20 million short-term revolving credit agreement with the Partnership, for which there were no borrowings outstanding at March 31, 1994. Total borrowings, in the aggregate, by Manufacturing under its revolving credit agreements cannot exceed $20 million.

         The Partnership and Manufacturing have a capital facility which enables Manufacturing to borrow up to $20 million from the Partnership. There were no such borrowings outstanding as of March 31, 1994.

         The Partnership has a Line of Credit with a group of banks, which as of March 31, 1994 allows for up to $275 million of borrowings. The Line of Credit decreases by $13,750,000 semiannually, on May 1 and November 1 of each year, through November 1, 2001, at which time the balance is due. At March 31, 1994 the Partnership had $247.5 million of borrowings outstanding under the Line of Credit. In April 1994, $102.5 million of borrowings under the Line of Credit were temporarily repaid with proceeds from the short-term revolving credit agreements and current funds.

         The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants as of March 31, 1994.

         The Partnership will distribute $0.38 per Unit for the first quarter of 1994. The distribution will equal $18.8 million (including $3.4 million to the General Partner), and will be paid on May 27, 1994 to Unitholders of record on May 16, 1994. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

         On April 4, 1994, the Partnership announced that the Board of Directors of the General Partner has authorized the General Partner to purchase up to 1.2 million Units to fund awards earned under certain of its executive and key employee incentive compensation benefit plans. The Partnership reimburses the General Partner for costs, including the purchases of Units associated with these benefit plans. During April 1994, the Partnership reimbursed the General Partner for its purchase of 140,000 Units at a total cost of $3.8 million.

         Cash required to meet the Company's quarterly cash distributions, capital expenditures, funding of certain compensation benefit plans, and principal and interest payments will be significant. The General Partner expects that all debt service will be funded from current funds and cash generated from operations. The Partnership expects to make cash distributions and the funding of benefit plans from current funds and cash generated from operations.

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

CAPITAL EXPENDITURES

         Capital expenditures for the first quarter of 1994 totaled $4.8 million compared to $6.1 million for the same period in 1993. Total 1994 capital expenditures are expected to equal $29 million, which approximates the total amount expended in 1993 (excluding the $255.3 million expended on the purchase of the Montana Timberland Acquisition). The principal projects included in the 1994 plan include the purchase and installation of various lumber value-added projects, semi-automatic lay-up line and core composer in plywood, wood chip refining and value- added projects in MDF, equipment upgrades to meet environmental requirements and road construction and
reforestation of the Timberlands.   It is anticipated that the planned 1994
capital expenditures will be funded from current funds and cash generated from operations.

RESULTS OF OPERATIONS

FIRST QUARTER 1994 COMPARED TO FIRST QUARTER 1993

         The following table compares operating income by segment for the quarters ended March 31, 1994 and 1993.

                         Operating Income by Segment
                                (Unaudited)
                                                                      First Quarter
                                                                  ----------------------
                                                                      (In Thousands)
                                                                     1994            1993
                                                                  -----------      ----------
          Resources Segment   . . . . . . . . . . . . . . . .      $  38,037       $  28,573
          Manufacturing Segment   . . . . . . . . . . . . . .          8,358           7,829
          Other Costs and Eliminations  . . . . . . . . . . .         (2,974)         (3,701)
                                                                   ----------      -----------
          Total  . . . . . . . . . . . . . . . . . . . . .         $  43,421       $  32,701
                                                                   ==========      ==========


         Resources Segment revenues were $75.9 million and $56.3 million for the first quarter 1994 and 1993, respectively. The higher 1994 revenues were primarily due to higher log prices and higher sales volumes of domestic logs, which were partially offset by $6.0 million of lower land sales. Domestic and export log prices increased by 44% and 10%, respectively, over the year earlier period, primarily due to improving domestic wood product demand resulting from an improving U.S. economy, as well as from continued logging curtailments in the Northwest. First quarter 1994 domestic log sales volume increased by 24% over the first quarter 1993 due to favorable logging conditions, as well as from the increased timber volumes obtained from the Montana Timberland Acquisition.

         Resources Segment costs and expenses were $37.9 million and $27.7 million for the first quarter 1994 and 1993, respectively. Costs and expenses were $10.2 million higher in 1994 primarily due to higher sales volumes of domestic logs, higher log and haul costs caused by longer hauling distances and more expensive helicopter logging, as well as from higher silvicultural expenses resulting from the Company's fertilization program in the Cascade Region.

         Manufacturing Segment revenues were $91.0 million and $79.4 million for the first quarter 1994 and 1993, respectively. Revenues were $11.6 million higher in 1994 due to higher prices in all product lines and higher sales volumes of lumber and MDF, which were partially offset by lower plywood sales volumes. Lumber, plywood and MDF prices increased by 8%, 7% and 18%, respectively, over the first quarter 1993. The higher prices were primarily the result of an improving U.S. economy, which increased domestic wood product demand. Lumber sales volumes were 7% higher during the first quarter 1994 due to the adverse 1993 weather conditions which slowed both production and shipping volumes. MDF sales volumes were 19% higher during the first quarter 1994 as compared to the year earlier period due to stronger demand and efficiency improvements in the production process. In addition, 1993 sales were adversely affected by a fire at the plant that temporarily interrupted MDF production. First quarter 1994 plywood sales volumes were 4% lower than the year ago period due to relatively weak non-industrial market demand and a change in the production mix to higher return, thicker panel products.

        Manufacturing Segment costs and expenses were $82.6 million and $71.6 million for the first quarter 1994 and 1993, respectively. The $11.0 million of higher costs and expenses were primarily due to higher sales volumes of lumber and MDF products and higher log cost (32% higher for both lumber and plywood), which were offset in part by lower plywood sales volumes.

         Other Costs and Eliminations were $0.7 million lower in the first quarter of 1994 as compared to the first quarter 1993. The variance was primarily due to $1.7 million of lower intercompany profit accumulating in inventory during the first quarter 1994, which was caused by a larger decrease in log inventories from the beginning of the year as compared to the first quarter 1993. The profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties. The lower intercompany profit was partially offset by approximately $1.0 million of higher employee benefit expenses associated with certain executive and key employee benefit plans.

         The income allocated to the General Partner increased by $1.9 million in the first quarter of 1994 as compared to the year earlier period. The increase was the result of higher net income and a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid during the quarter, which was $0.38 per Unit in the first quarter 1994 as compared to $0.30 per Unit during the first quarter 1993 (1993 amounts were restated for the December 6, 1993 three-for-one Unit split).


PART II - OTHER INFORMATION


Items 1, 2, 3, 4, 5 and 6 of Part II are not applicable and have been omitted.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PLUM CREEK TIMBER COMPANY, L.P
                             ------------------------------
                                      (Registrant)


                             By:  Plum Creek Management Company, L.P.
                                   as General Partner


                             By: /s/ Diane M. Irvine
                                 -----------------------
                                 DIANE M. IRVINE
                                 Vice President and
                                 Chief Financial Officer


                             By: /s/Allan F. Trinkwald
                                 ------------------------
                                 ALLAN F. TRINKWALD
                                 Controller and Treasurer



Date:  May 2, 1994