Form 10-Q
period 1994-06-30
PLUM CREEK TIMBER CO L P
filed 1994-08-15
CIK 849213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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


 Yes        X                                                No
         -------                                                    -------

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                               Second Quarter
                                                          ----------------------
                                                            1994          1993
                                                          --------      --------
                                                     (In Thousands, Except Per Unit)
Revenues ...........................................      $135,659      $117,077
                                                          --------      --------
Costs and Expenses:
    Cost of Goods Sold .............................        88,900        73,562
    Selling, General and Administrative ............        10,812         8,204
                                                          --------      --------
      Total Costs and Expenses .....................        99,712        81,766
                                                          --------      --------
Operating Income ...................................        35,947        35,311

Interest Expense ...................................       (11,123)       (8,798)
Interest Income ....................................           242           512
Other Expense - Net ................................        (1,073)         (687)
                                                          --------      --------
Income before Income Taxes .........................        23,993        26,338
Provision for Income Taxes .........................           195            74
                                                          --------      --------
Net Income .........................................      $ 23,798      $ 26,264


General Partner Interest ...........................         3,444         2,462
                                                          --------      --------
Net Income Allocable to Unitholders ................      $ 20,354      $ 23,802
                                                          ========      ========
Net Income per Unit ................................      $   0.50      $   0.54
                                                          ========      ========

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                 Six Months
                                                          ----------------------
                                                            1994          1993
                                                          --------      --------
                                                     (In Thousands, Except Per Unit)
Revenues ...........................................      $278,116      $233,499
                                                          --------      --------
Costs and Expenses:
    Cost of Goods Sold .............................       176,799       148,231
    Selling, General and Administrative ............        21,949        17,256
                                                          --------      --------
      Total Costs and Expenses .....................       198,748       165,487
                                                          --------      --------
Operating Income ...................................        79,368        68,012

Interest Expense ...................................       (22,362)      (17,657)
Interest Income ....................................           518         1,229
Other Expense - Net ................................        (2,769)       (1,672)
                                                          --------      --------
Income before Income Taxes .........................        54,755        49,912
Provision for Income Taxes .........................           306            88
                                                          --------      --------
Net Income .........................................      $ 54,449      $ 49,824


General Partner Interest ...........................         7,024         4,133
                                                          --------      --------
Net Income Allocable to Unitholders ................      $ 47,425      $ 45,691
                                                          ========      ========
Net Income per Unit ................................      $   1.17      $   1.03
                                                          ========      ========

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET
                                  (UNAUDITED)

                                                          June 30,    December 31,
                                                            1994         1993
                                                          --------      --------
                                                              (In Thousands)
ASSETS
Current Assets:
    Cash and Cash Equivalents ......................      $ 28,520      $ 34,025
    Accounts Receivable ............................        37,974        28,711
    Inventories ....................................        38,462        48,102
    Timber Contract Deposits .......................           468         2,987
    Other Current Assets ...........................         8,618         5,399
                                                          --------      --------
                                                           114,042       119,224

Timber and Timberlands - Net .......................       514,413       526,762
Property, Plant and Equipment - Net ................       161,128       162,633
Other Assets .......................................        17,783         7,923
                                                          --------      --------
    Total Assets ...................................      $807,366      $816,542
                                                          ========      ========
LIABILITIES
Current Liabilities:
    Current Portion of Long-Term Debt ..............      $ 13,000      $ 13,000
    Current Portion of Long-Term Lines of Credit ...        13,750        12,500
    Accounts Payable ...............................        12,751        13,038
    Interest Payable ...............................         2,864         3,005
    Wages Payable ..................................         5,253         7,857
    Taxes Payable ..................................         6,238         5,648
    Workers' Compensation Liabilities ..............         2,610         2,610
    Other Current Liabilities ......................         9,428         8,338
                                                          --------      --------
                                                            65,894        65,996

Long-Term Debt .....................................       283,900       296,900
Long-Term Lines of Credit ..........................       233,750       247,500
Workers' Compensation Liabilities ..................         9,479         9,805
Other Liabilities ..................................         5,012         3,786
                                                          --------      --------
    Total Liabilities ..............................       598,035       623,987
                                                          --------      --------
Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' (40,608,300 Units) ...............       209,487       192,925
General Partner.....................................          (156)         (370)
                                                          --------      --------
    Total Partners' Capital ........................       209,331       192,555
                                                          --------      --------
    Total Liabilities and Partners' Capital ........      $807,366      $816,542
                                                          ========      ========

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Six Months
                                                          ----------------------
                                                            1994          1993
                                                          --------      --------
                                                              (In Thousands)
Cash Flows From Operating Activities:
Net Income .........................................     $  54,449      $ 49,824
Adjustments to Reconcile Net Income to
    Net Cash Provided By Operating Activities:
    Depreciation, Depletion and Amortization .......        23,899        16,225
    Gain on Asset Dispositions - Net ...............        (1,785)       (5,699)
    Working Capital Changes:
      Accounts Receivable ..........................        (9,263)      (10,994)
      Inventories ..................................         9,640         8,791
      Timber Contract Deposits and Other Current
        Assets......................................          (700)       (4,460)
      Accounts Payable .............................          (287)        5,918
      Other Accrued Liabilities.....................        (1,065)        2,320
    Incentive Compensation Costs ...................       (10,026)
    Other .........................................            469            2
                                                         ---------      --------
Net Cash Provided By Operating Activities ..........     $  65,331      $ 61,927
                                                         ---------      --------
Cash Flows From Investing Activities:
    Expenditures for Property, Plant and Equipment .     $  (8,304)     $(12,664)
    Expenditures for Timber and Timberlands ........        (2,012)       (1,430)
    Proceeds from Asset Dispositions ...............         2,653         3,949
                                                         ---------      --------
Net Cash Used In Investing Activities ..............     $  (7,663)     $(10,145)
                                                         ---------      --------
Cash Flows From Financing Activities:
    Cash Distributions .............................     $ (37,673)     $(29,508)
    Retirement of Long-Term Debt....................       (13,000)       (8,600)
    Borrowings Under the Lines of Credit ...........       147,290
    Repayments Under the Lines of Credit ...........      (159,790)
                                                         ---------      --------
Net Cash Used In Financing Activities ..............     $ (63,173)     $(38,108)
                                                         ---------      --------
Increase (Decrease) In Cash and Cash Equivalents ...        (5,505)       13,674
Cash and Cash Equivalents:
    Beginning of  Period ...........................        34,025        69,582
                                                         ---------      --------
    End of Period ..................................     $  28,520      $ 83,256
                                                         =========      ========



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

         The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting
principles to be included in a full set of financial  statements.   The
financial statements in the Partnership's 1993 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. Certain financial statement reclassifications have been made to the prior year information for comparability purposes and have no impact on net income. Certain 1993 information has been restated for the December 6, 1993 three-for-one Unit split, and the change in accounting for certain inventories from the average cost method to the last-in, first-out ("LIFO") method of accounting. See Note 2 to Notes to Combined Financial Statements. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

         The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). Any such distributions in excess of the Unitholder's basis in the Units will result in taxable gain. However, Unitholders will be required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of
whether cash distributions are made.   It is anticipated that 1994 taxable
income allocated to Unitholders will be in excess of 1994 cash distributions. For tax-exempt entities, such as IRAs, a portion of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable

Income ("UBTI"). To the extent a tax-exempt entity has more than $1,000 of UBTI, it may be required to pay federal income taxes. Marketing, as a separate corporation, provides for income taxes based upon its anticipated level of taxable income for the year.

         Net Income per Unit is calculated using the weighted average number of Units outstanding, plus the unredeemed Deferred Participation Interests ("DPIs"
- - - 1.25 million outstanding at June 30, 1993, on a pre-Unit split basis, which were redeemed in August 1993) divided into the combined Company net income, after adjusting for the General Partner Interest. The weighted average number of Units outstanding was 40,608,300 for the three and six month periods ended June 30, 1994 and 44,358,300 for the three and six month periods ended June 30, 1993, respectively.



2.  INVENTORIES

         Inventories consisted of the following:

                                                                             June 30,        December 31,
                                                                               1994              1993
                                                                           -----------       -----------
                                                                                   (in thousands)
              Raw materials (logs)  . . . . . . . . . . . . . .              $ 9,774            $22,868

              Work-in-process   . . . . . . . . . . . . . . . .                6,920              5,442
              Export logs   . . . . . . . . . . . . . . . . . .                1,050              2,488
              Finished goods  . . . . . . . . . . . . . . . . .               16,893             13,570
                                                                              -------            -------
                                                                              34,637             44,368
              Supplies  . . . . . . . . . . . . . . . . . . . .                3,825              3,734
                                                                             -------             ------
                 Total  . . . . . . . . . . . . . . . . . . . .              $38,462            $48,102
                                                                             =======            =======

         During the fourth quarter of 1993, the Company changed its method of valuing logs, work-in-process, and finished goods inventories from the average cost method of accounting to the LIFO method. The change to LIFO was effective January 1, 1993 and decreased previously reported earnings for the three and six month periods ended June 30, 1993 by $1.9 million ($0.04 per Unit) and $3.9 million ($0.09 per Unit), respectively. The cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at June 30, 1994 and December 31, 1993 was $43.2 million and $52.4 million.

3.  BORROWINGS

         At June 30, 1994, the Company had $43.5 million of borrowings under short-term revolving credit agreements, which were classified as long-term debt due to the Company's intent and ability to finance these borrowings on a long-term basis using its existing $247.5 million bank credit agreement. As of June 30, 1994, the Company had unused bank lines of credit totaling $55 million. See Note 5 to Notes to Combined Financial Statements.

4.  BENEFIT PLANS

         On April 4, 1994, the Partnership announced that the Board of Directors of the General Partner authorized the General Partner to purchase up to 1.2 million Units for certain of its executive and key employee incentive compensation benefit plans. The Partnership is required under the Partnership agreement to reimburse the General Partner for compensation costs related to the management of the Partnership, including the purchase of Units associated with these benefit plans. During 1994, the Partnership paid the General Partner for its purchase of 496,800 Units at a total cost of $12.8 million, of which $10.5 million was funded from current operations and $2.3 million from funds held by an employee benefit trust of the Partnership.

5.  SUBSEQUENT EVENTS

         On July 19, 1994, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.43 per Unit for the second quarter of 1994. Total distributions will equal approximately $22.1 million (including $4.6 million to the General Partner) and will be paid on August 26, 1994 to Unitholders of record on August 16, 1994.

         On August 1, 1994, the Partnership issued $150 million of senior unsecured notes (the "Notes") bearing interest at 8.73%. The Notes are due in full on August 1, 2009 and are redeemable prior to maturity subject to a premium on redemption. The premium is calculated based upon interest rates of U.S. Treasury securities having a similar maturity as the Notes plus one half of one percent. The Notes contain certain restrictive covenants that are substantially similar to those in the Partnership's existing long-term debt agreements. Interest on the Notes is payable semi-annually on August 1st and February 1st of each year.

         The proceeds obtained from the issuance of the Notes were used to repay a portion of the floating-rate bank borrowings incurred to finance the November 1993 Montana Timberland Acquisition. Subsequent to the bank debt's repayment, the available borrowings under the Company's $247.5 million long-term line of credit were reduced to $110 million. The available borrowings will further decrease by $7.3 million semiannually through November 1, 2001.

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

         CURRENT MARKET CONDITIONS. Second quarter 1994 industry composite indices for lumber and plywood commodity prices were 7% and 5% higher, respectively, than the second quarter 1993. However, second quarter 1994 prices for lumber and plywood decreased from the first quarter 1994 levels due to excess supply, which resulted from the poor first quarter weather conditions that temporarily built-up market inventories as well as increased lumber imports from Canada.

         Prices for domestic logs have decreased slightly from levels experienced earlier in the year due to increased supply of lumber and plywood products. Export log market demand remained firm as a result of steady wood product demand in Asia, principally Japan.

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

         In March 1994, the U.S. Circuit Court of Appeals for the District of Columbia ruled in Sweet Home Chapter of Communities for a Great Oregon v. Babbitt, that Congress never intended habitat modifications to be a violation of the ESA. The court therefore found invalid the regulation that defines "harm" to a species to include habitat modification. This regulation provides the legal basis for the guidelines. The government has appealed the ruling. The government has also taken the position that the ruling does not apply to areas outside of the District of Columbia circuit. Accordingly, it is unclear whether the decision will reduce the regulatory impact of the ESA on the Partnership.

         All forest practice applications ("FPA's") within Activity Areas must also comply with the Washington State Environmental Policy Act ("SEPA") and Forest Practices Act. In June 1992, the Washington State Forest Practices Board (the "Board") adopted regulations which provide that SEPA will apply to FPA's for activities on the 500 acres of habitat surrounding nest sites or activity centers. By its terms, the rule was to have sunseted in March 1994. The Board, however, has extended the rule until October 2, 1994.

         Compliance with the ESA and SEPA is causing delays and in some cases modification of Partnership FPA's in Owl Activity Areas and may cause denials of future Partnership FPA's. In July 1994, the Partnership announced that it intended to apply for a permit under the ESA from the USFWS that would cover the Partnership's forest management on 170,000 acres in the Cascade Region.
The permit, if issued, would serve as the basis for regulating the Partnership's forest management activities and replace regulation for Owls under the guidelines, the Special Rule and SEPA. It is unclear what conditions to the permit, as well as the cost would be. There are therefore no assurances that the permit will continue to be pursued or ultimately a permit will be issued by the USFWS.

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

         On June 9, 1992, the USFWS published its draft recovery plan (the "Draft Plan") for the Owl. A recovery plan, once final is not legally binding, but it may form the basis for future regulation. The Draft Plan recommends that 7.5 million acres of federal land be set aside in designated conservation areas ("DCA's") where timber harvesting and road building would be prohibited. On July 16, 1993, the Clinton Administration proposed a new forest policy (the "Forest Plan") that would substantially reduce harvest from public lands in Owl forests and provide for the conservation of the Owl and numerous other species. In April 1994, the Clinton Administration formally adopted the Forest Plan and submitted it for judicial approval. Before the Forest Plan can be implemented the Clinton Administration intends to implement its policies administratively. However, the Forest Plan has been subjected to additional legal challenges and thus, its implementation remains uncertain.

         The ultimate impact of the Owl listing on the Partnership will depend on (i) the number of Activity Areas actually found on or near Partnership Timberlands, (ii) the availability and amount of suitable habitat within individual Activity Areas, (iii) the outcome of the Clinton Administration's forest policy, including the proposed Special Rule, (iv) future regulations and restrictions placed on private and public lands, (v) promulgation, interpretation and application of Owl regulations by both the USFWS and the Washington State Department of Natural Resources, (vi) the outcome of the Partnership's efforts to obtain a permit from the USFWS, (vii) the impact of reduced harvests upon stumpage prices, and (viii) the outcome of litigation. Although the continuing uncertainty surrounding efforts to conserve the Owl make it difficult to assess the future impact of the Owl listing on the Partnership, at this time, the General Partner does not believe that federal and state laws and regulations related to the Owl will have a materially adverse effect on the financial position of the Company or its results of operations. There can be no assurances, however, that (i) future interpretation or administration of current laws and regulations, (ii) changes in laws or regulations, (iii) increases in the number of Owls on or near Partnership lands, or (iv) decreases in suitable habitat adjacent to Partnership lands will not adversely affect the operations or financial position of the Company.

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

         On April 25, 1994, the Company received a citation from the MAQB, under Montana regulations, alleging that the Company had commenced the construction of a pollution control device prior to receiving an air quality permit. The MAQB has not notified the Company of what sanctions, if any, the MAQB would seek as a result of the citation.

         There is no pending litigation, and to the knowledge of the General Partner there is no threatened litigation involving the Company which would have a material adverse effect on the financial position or the results of operations of the Company.

FINANCIAL CONDITION AND LIQUIDITY

         During the first six months of 1994, net cash provided by operating activities totaled $65.3 million compared to $61.9 million for the same period in 1993. The increase was primarily due to higher net income, which was the result of generally higher prices and higher sales volumes, particularly higher domestic log sales volumes that resulted from the 865,000 acres of timberland purchased in November 1993 (the "Montana Timberland Acquisition"). These amounts were partially offset by cash advances and reimbursements to the General Partner to fund the General Partner's various executive and key employee benefit plans and a decrease in land sales.

         The Partnership and Manufacturing each have short-term revolving credit agreements with a group of banks that allow for borrowings of up to $35 million and $20 million, respectively. As of June 30, 1994, the Partnership and Manufacturing had outstanding borrowings under these facilities in the amounts of $24.2 million and $19.3 million, respectively. Also, as of June 30, 1994, there were letters of credit issued in the amounts of $2.6 million and $0.5 million for the Partnership and Manufacturing, respectively.

         The Partnership and Manufacturing have a reciprocal short-term $20 million intercompany borrowing agreement between the two entities. At June 30, 1994, the Partnership had outstanding borrowings owed to Manufacturing totaling $19.3 million. Total short-term borrowings in the aggregate by Manufacturing under its revolving credit agreements (bank and intercompany) cannot exceed $20 million. The Partnership and Manufacturing have a capital facility which enables Manufacturing to borrow up to $20 million from the Partnership on a long-term basis. There were no such borrowings outstanding as of June 30, 1994.

         The Partnership has a long-term line of credit with a group of banks (the "Line of Credit"). At June 30, 1994, the Line of Credit allowed for up to $247.5 million of borrowings of which $204 million of borrowings were outstanding. In August 1994, the Partnership repaid $150 million of borrowings under the Line of Credit with proceeds from the issuance of the Notes (described in further detail below). Subsequent to the repayment, the available borrowings under the Line of Credit were reduced to $110 million.
The available borrowings will further to decrease by $7.3 million semiannually through November 1, 2001.

         On August 1, 1994, the Partnership issued $150 million of senior unsecured notes (the "Notes") bearing interest at 8.73%. The Notes are due in full on August 1, 2009 and are redeemable prior to maturity subject to a premium on redemption. The premium is calculated based upon interest rates of U.S. Treasury securities having a similar maturity as the Notes plus one half of one percent. The Notes contain certain restrictive covenants that are substantially similar to those in the Partnership's existing long-term debt agreements. Interest on the Notes is payable semi-annually on August 1st and February 1st of each year. The proceeds obtained from the issuance of the Notes were used to repay a portion of the floating-rate bank borrowings incurred to finance the November 1993 Montana Timberland Acquisition.

         The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants as of June 30, 1994.

         On July 19, 1994, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.43 per Unit for the second quarter of 1994. Total distributions will equal approximately $22.1 million (including $4.6 million to the General Partner) and will be paid on August 26, 1994 to Unitholders of record on August 16, 1994. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

         On April 4, 1994, the Partnership announced that the Board of Directors of the General Partner authorized the General Partner to purchase up to 1.2 million Units for certain of its executive and key employee incentive compensation benefit plans. The Partnership is required under the Partnership agreement to reimburse the General Partner for compensation costs related to the management of the Partnership, including the purchase of Units associated with these benefit plans. During 1994, the Partnership paid the General Partner for its purchase of 496,800 Units at a total cost of $12.8 million, of which $10.5 million was funded from current operations and $2.3 million from funds held by an employee benefit trust of the Partnership.

         Cash required to meet the Company's quarterly cash distributions, capital expenditures, funding of benefit plans, and principal and interest payments will be significant. The General Partner expects that all debt service, cash distributions, capital expenditures and funding of benefit plans will be funded from current funds and cash generated from operations.

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

CAPITAL EXPENDITURES

         Capital expenditures for the first six months of 1994 totaled $10.3 million compared to $14.1 million for the same period in 1993. Total 1994 capital expenditures are expected to approximate $29 million, which approximates the total amount expended in 1993 (excluding the $255.3 million expended on the purchase of the Montana Timberland Acquisition). The principal projects included in the 1994 plan include the purchase and installation of various lumber value-added projects, semi-automatic lay-up line and core composer in plywood, wood chip refining and value-added projects in MDF, equipment upgrades to meet environmental requirements and road construction and reforestation of the
Timberlands.   It is anticipated that the planned 1994 capital expenditures will be funded from current funds and cash generated from operations.

RESULTS OF OPERATIONS

SECOND QUARTER 1994 COMPARED TO SECOND QUARTER 1993

         The following table compares operating income by segment for the quarters ended June 30, 1994 and 1993.

                          Operating Income by Segment
                                  (Unaudited)

                                                                           Second Quarter
                                                                ---------------------------------
                                                                           (In Thousands)
                                                                    1994                  1993
                                                                -----------            ----------
  Resources Segment   . . . . . . . . . . . . . . . .             $ 26,179              $ 25,629
  Manufacturing Segment   . . . . . . . . . . . . . .                2,602                 7,269
  Other Costs and Eliminations  . . . . . . . . . . .                7,166                 2,413
                                                                  --------              --------
     Total  . . . . . . . . . . . . . . . . . . . . .             $ 35,947              $ 35,311
                                                                  =========             =========


         Resources Segment revenues were $59.6 million and $47.6 million for the second quarter 1994 and 1993, respectively. Revenues were $12.0 million higher in 1994 primarily due to higher prices and volumes for domestic logs, which increased by 5% and 52%, respectively, over the prior year quarter. The higher prices resulted from increased domestic demand for wood products caused by an improving U.S. economy as well as from continued logging curtailments in the Northwest. The higher 1994 domestic log sales volume was caused by favorable logging conditions, weaker alternative export log markets, and increased harvest levels in the Rocky Mountain Region, which resulted from the additional timber inventory obtained in the Montana Timberland Acquisition. These amounts were partially offset by lower sales volumes and lower prices for export logs, which decreased by 9% and 7%, respectively, from the second quarter 1993. The lower export log prices and volumes were the result of increased market substitution of lower cost alternative wood fiber (principally, Russian logs, Canadian lumber and Scandinavian logs and lumber).

         Resources Segment costs and expenses were $33.4 million and $22.0 million for the second quarter 1994 and 1993, respectively. Costs and expenses were $11.4 million higher in 1994 primarily due to higher sales volumes of domestic logs, higher log and haul costs caused by longer hauling distances, higher road expenses resulting from the additional timberland acquired as part of the Montana Timberland Acquisition, and higher Washington state excise tax expense resulting from higher stumpage values.

         Manufacturing Segment revenues were $90.0 million and $80.2 million for the second quarter 1994 and 1993, respectively. Revenues were $9.8 million higher in 1994 due to higher prices and volumes in all product lines. Lumber, plywood and MDF prices increased by 6%, 1% and 20%, respectively, over the second quarter 1993. The higher prices were primarily the result of an improving U.S. economy, which increased domestic wood product demand. Lumber and plywood sales volumes were 7% and 3% higher during the second quarter 1994 as compared to the year earlier period due to higher production (caused by additional production hours) and a reduction of inventories that had temporarily increased during the first quarter 1994 as a result of poor weather
conditions.   MDF sales volumes were 14% higher during the second quarter 1994 as compared to the year earlier period due to efficiency improvements in the production process.

         Manufacturing Segment costs and expenses were $87.4 million and $72.9 million for the second quarter 1994 and 1993, respectively. The $14.5 million of higher costs and expenses were primarily due to higher sales volumes in all product lines and higher log costs (32% and 30% higher for lumber and plywood, respectively).

         Interest expense was $2.3 million higher during the second quarter 1994 as compared to the prior year period, due to the increased amount of long-term debt incurred to finance the Montana Timberland Acquisition.

         Other Costs and Eliminations increased operating income by $4.8 million more in the second quarter of 1994 as compared to the second quarter 1993. The variance was primarily due to lower intercompany profit accumulating in inventory during the second quarter 1994. The profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

         The income allocated to the General Partner was $1.0 million higher in the second quarter of 1994 as compared to the year earlier period. The increase was the result of a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid during the quarter, which was $0.38 per Unit in the second quarter 1994 as compared to $0.33 per Unit during the second quarter 1993 (1993 amounts were restated for the December 6, 1993 three-for-one Unit split).

         Second quarter 1994 earnings per Unit were $0.04 lower than the prior year period. The lower results were due to lower second quarter 1994 net income, which was offset in part by a decrease in the weighted average number of Units outstanding caused by the August 1993 redemption of the DPIs.

SIX MONTHS 1994 COMPARED TO SIX MONTHS 1993

         The following table compares operating income by segment for the six months ended June 30, 1994 and 1993.

                          Operating Income by Segment
                                  (Unaudited)

                                                                             Six Months
                                                                ---------------------------------
                                                                           (In Thousands)
                                                                    1994                  1993
                                                                -----------            ----------
  Resources Segment   . . . . . . . . . . . . . . . .             $ 64,216              $ 54,202
  Manufacturing Segment   . . . . . . . . . . . . . .               10,960                15,098
  Other Costs and Eliminations  . . . . . . . . . . .                4,192                (1,288)
                                                                  --------              ---------
     Total  . . . . . . . . . . . . . . . . . . . . .             $ 79,368              $ 68,012
                                                                  =========             =========


         Resources Segment revenues were $135.5 million and $103.9 million for the six month periods ended June 30, 1994 and 1993, respectively. Revenues were $31.6 million higher in 1994 primarily due to higher prices and volumes for domestic logs, which was offset in part by lower sales volumes of export logs and $5.7 million of lower land sales. Domestic log prices increased by 27% during the first six months of 1994 as compared to the same period in 1993 due primarily to improving domestic wood product demand resulting from an improving U.S. economy as well as from continued logging curtailments in the Northwest. During the first six months of 1994 domestic log sales volumes were 34% higher than the year earlier period primarily due to favorable logging conditions and the increased timber inventory in the Rocky Mountain Region that was obtained in the November 1993 Montana Timberland Acquisition. These amounts were partially offset by lower sales volumes of export logs, which decreased by 9% from the prior year due primarily to increased market substitution of lower cost alternative wood fiber (principally, Russian logs, Canadian lumber and Scandinavian logs and lumber).

         Resources Segment costs and expenses were $71.3 million and $49.7 million for the first six months of 1994 and 1993, respectively. Costs and expenses were $21.6 million higher in 1994 due to higher sales volumes of domestic logs, higher log and haul costs caused by longer hauling distances, higher road expenses resulting from the additional timberland acquired as part of the Montana Timberland Acquisition, and higher silvicultural expenses resulting from the Company's fertilization program in the Cascade Region.

         Manufacturing Segment revenues were $181.0 million and $159.6 million during the first six months of 1994 and 1993, respectively. Revenues were $21.4 million higher in 1994 due to generally higher prices and volumes. During the first six months of 1994, lumber, plywood and MDF prices increased by 7%, 4% and 19%, respectively, over the same period in 1993. The higher prices were primarily the result of an improving U.S. economy, that increased domestic wood product demand. Lumber sales volumes were 7% higher during the first six months of

1994 as compared to the year earlier period due to higher production (caused by
additional production hours).   MDF sales volumes were 17% higher during the
first six months of 1994 as compared to the year earlier period due to efficiency improvements in the production process. Furthermore, 1993's MDF results were adversely affected by a fire at the plant that temporarily interrupted MDF production.

         Manufacturing Segment costs and expenses were $170.0 million and $144.5 million for the six month period ended June 30, 1994 and 1993, respectively. The $25.5 million of higher costs and expenses were primarily due to higher sales volumes of lumber and MDF and higher log cost (32% and 31% higher for lumber and plywood, respectively).

         Other Costs and Eliminations increased operating income by $5.5 million more during the six month period ended June 30 1994 as compared to same period in 1993. The variance was primarily due to lower intercompany profit accumulating in inventory during the first six months of 1994. The profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

         Interest expense was $4.7 million higher during the first six months of 1994 as compared to the prior year period, due to the increased amount of long-term debt incurred to finance the Montana Timberland Acquisition.

         The income allocated to the General Partner was $2.9 million higher during the first six months of 1994 as compared to the year earlier period.
The increase was the result of higher net income and a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid each quarter, which was $0.76 per Unit during the first two quarters of 1994 as compared to $0.63 per Unit during the first two quarters of 1993 (1993 amounts were restated for the December 6, 1993 three-for-one Unit split).

         For the six month period ended June 30, 1994 earnings per Unit were $0.14 higher than the prior year period. The higher results were due to higher 1994 net income as well as from a decrease in the weighted average number of Units outstanding caused by the August 1993 redemption of the DPIs.


PART II - OTHER INFORMATION

Items 1, 2, 3, 4, 5 and 6 of Part II are not applicable and have been omitted.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PLUM CREEK TIMBER COMPANY, L.P
                                       ---------------------------------------
                                                      (Registrant)


                                        By:  Plum Creek Management Company, L.P.
                                                   as General Partner


                                              By:       s/Diane M. Irvine
                                                 ------------------------------
                                                         DIANE M. IRVINE
                                                         Vice President and
                                                         Chief Financial Officer


                                              By:     s/Allan F. Trinkwald
                                                 ------------------------------
                                                       ALLAN F. TRINKWALD
                                                       Controller and Treasurer



Date:  August 15, 1994