Form 10-Q
period 1994-10-30
PLUM CREEK TIMBER CO L P
filed 1994-11-03
CIK 849213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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


                    Yes       X             No
                         ----------             ----------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                  Third Quarter
                                                         ---------------------------
                                                               1994          1993
                                                               ----          ----

                                                        (In Thousands, Except Per Unit)
Revenues ............................................... $      147,387 $     129,955
                                                         -------------- -------------

Costs and Expenses:
    Cost of Goods Sold .................................         97,188        92,350
    Selling, General and Administrative ................         10,400         8,510
                                                         -------------- -------------
      Total Costs and Expenses .........................        107,588       100,860
                                                         -------------- -------------

Operating Income .......................................         39,799        29,095

Interest Expense .......................................        (12,002)       (8,619)
Interest Income ........................................            190           771
Other Income (Expense) - Net ...........................           (913)          103
                                                         -------------- -------------

Income before Income Taxes .............................         27,074        21,350
Provision for Income Taxes .............................            319            53
                                                         -------------- -------------

Net Income ............................................. $       26,755 $      21,297


General Partner Interest ...............................          4,608         2,362
                                                         -------------- -------------

Net Income Allocable to Unitholders .................... $       22,147 $      18,935
                                                         ============== =============

Net Income per Unit .................................... $         0.54 $        0.44
                                                         ============== =============

See accompanying Notes to Combined Financial Statements

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                   Nine Months
                                                        ----------------------------
                                                               1994          1993
                                                               ----          ----

                                                        (In Thousands, Except Per Unit)
Revenues ............................................... $      425,503 $     363,454
                                                         -------------- -------------

Costs and Expenses:
    Cost of Goods Sold .................................        273,987       240,581
    Selling, General and Administrative ................         32,349        25,766
                                                         -------------- -------------
      Total Costs and Expenses .........................        306,336       266,347
                                                         -------------- -------------

Operating Income .......................................        119,167        97,107

Interest Expense .......................................        (34,364)      (26,276)
Interest Income ........................................            708         2,000
Other Expense - Net ....................................         (3,682)       (1,569)
                                                         -------------- -------------

Income before Income Taxes .............................         81,829        71,262
Provision for Income Taxes .............................            625           141
                                                         -------------- -------------

Net Income ............................................. $       81,204 $      71,121


General Partner Interest ...............................         11,632         6,495
                                                         -------------- -------------

Net Income Allocable to Unitholders .................... $       69,572 $      64,626
                                                         ============== =============

Net Income per Unit .................................... $         1.71 $        1.47
                                                         ============== =============

See accompanying Notes to Combined Financial Statements

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET
                                  (UNAUDITED)

                                                          September 30,  December 31,
                                                               1994          1993
                                                               ----          ----

                                                                 (In Thousands)
ASSETS
Current Assets:
    Cash and Cash Equivalents .......................... $       53,310 $      34,025
    Accounts Receivable ................................         31,310        28,711
    Inventories ........................................         46,233        48,102
    Timber Contract Deposits ...........................          1,795         2,987
    Other Current Assets ...............................          5,684         5,399
                                                         -------------- -------------
                                                                138,332       119,224

Timber and Timberlands -  Net ..........................        505,621       526,762
Property, Plant and Equipment  -  Net ..................        160,578       162,633
Other Assets ...........................................         16,286         7,923
                                                         ============== =============
    Total Assets ....................................... $      820,817 $     816,542
                                                         ============== =============

LIABILITIES
Current Liabilities:
    Current Portion of Long-Term Debt .................. $       13,000 $      13,000
    Current Portion of Long-Term Lines of Credit .......          3,200        12,500
    Accounts Payable ...................................         13,006        13,038
    Interest Payable ...................................         12,735         3,005
    Wages Payable ......................................          5,471         7,857
    Taxes Payable ......................................          7,247         5,648
    Workers' Compensation Liabilities ..................          2,610         2,610
    Other Current Liabilities ..........................          8,336         8,338
                                                         -------------- -------------
                                                                 65,605        65,996

Long-Term Debt .........................................        433,900       296,900
Long-Term Lines of Credit ..............................         94,300       247,500
Workers' Compensation Liabilities ......................          9,255         9,805
Other Liabilities ......................................          3,730         3,786
                                                         -------------- -------------
    Total Liabilities ..................................        606,790       623,987
                                                         -------------- -------------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' (40,608,300 Units) ...................        214,173       192,925
General Partner.........................................           (146)         (370)
                                                         -------------- -------------
    Total Partners' Capital ............................        214,027       192,555
                                                         -------------- -------------
    Total Liabilities and Partners' Capital ............ $      820,817 $     816,542
                                                         ============== =============

See accompanying Notes to Combined Financial Statements

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Nine Months
                                                        -----------------------------
                                                               1994          1993
                                                               ----          ----

                                                                   (In Thousands)
Cash Flows From Operating Activities:
Net Income ............................................. $       81,204 $      71,121
Adjustments to Reconcile Net Income to
    Net Cash Provided By Operating Activities:
    Depreciation, Depletion and Amortization ...........         39,122        25,395
    Gain on Asset Dispositions - Net ...................         (2,530)       (7,276)
    Working Capital Changes:
      Accounts Receivable ..............................         (2,599)      (21,187)
      Inventories ......................................          1,869         8,038
      Timber Contract Deposits and Other Current Assets.            907        (5,829)
      Accounts Payable .................................            (32)         (109)
      Other Accrued Liabilities.........................          8,941        12,725
    Funding of Benefit Plans ...........................         (9,613)
    Other ..............................................            (31)         (481)
                                                         -------------- -------------
Net Cash Provided By Operating Activities .............. $      117,238 $      82,397
                                                         -------------- -------------

Cash Flows From Investing Activities:
    Expenditures for Property, Plant and Equipment ..... $      (13,098)$     (17,929)
    Expenditures for Timber and Timberlands ............         (3,338)       (2,801)
    Proceeds from Asset Dispositions ...................          3,715         6,122
                                                         -------------- -------------
Net Cash Used In Investing Activities .................. $      (12,721)$     (14,608)
                                                         -------------- -------------

Cash Flows From Financing Activities:
    Cash Distributions ................................. $      (59,732)$     (45,336)
    Redemption of Deferred Participation Interests .....                      (63,018)
    Issuance of Long-Term Debt .........................        150,000
    Retirement of Long-Term Debt........................        (13,000)       (8,600)
    Borrowings Under the Lines of Credit ...............        239,345
    Repayments Under the Lines of Credit ...............       (401,845)
                                                          ------------- -------------
Net Cash Used In Financing Activities ..................  $     (85,232)$    (116,954)
                                                          ------------- -------------

Increase (Decrease) In Cash and Cash Equivalents .......         19,285       (49,165)
Cash and Cash Equivalents:
    Beginning of  Period ...............................         34,025        69,582
                                                          ------------- -------------

    End of Period ...................................... $       53,310 $      20,417
                                                         ============== =============

See accompanying Notes to Combined Financial Statements

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

          The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting
principles to be included in a full set of financial  statements.   The
financial statements in the Partnership's 1993 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. Certain financial statement reclassifications have been made to the prior year information for comparability purposes and have no impact on net income. The 1993 information has been restated for the December 6, 1993 three-for-one Unit split, and the change in accounting for certain inventories from the average cost method to the last-in, first-out ("LIFO") method of accounting. See Note 2 to Notes to Combined Financial Statements. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

          The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). Any such distributions in excess of the Unitholder's basis in the Units will result in taxable gain. Unitholders will be required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of whether cash
distributions are made.   It is anticipated that 1994 taxable income allocated
to Unitholders will be in excess of 1994 cash distributions. For tax-exempt entities, such as IRAs, substantially all of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax-exempt entity has more than $1,000 of UBTI, it may be required to pay federal income taxes. Marketing, as a separate corporation, provides for its own income taxes.

          Net Income per Unit is calculated using the weighted average number of Units outstanding, plus the then unredeemed Deferred Participation Interests ("DPIs" - 1.25 million outstanding until their redemption on August 30, 1993, on a pre-Unit split basis) divided into the combined Company net income, after adjusting for the General Partner Interest. The weighted average number of Units outstanding was 40,608,300 for the three and nine month periods ended September 30, 1994 and 43,053,951 and 43,918,740 for the three and nine month periods ended September 30, 1993, respectively.


2.  INVENTORIES

          Inventories consisted of the following:

                                                                  Sept. 30,     Dec. 31,
                                                                     1994         1993
                                                                  ---------     --------
                                                                      (in thousands)
          Raw materials (logs)  . . . . . . . . . . . . . .       $ 16,132      $ 22,868
          Work-in-process   . . . . . . . . . . . . . . . .          7,205         5,442
          Export logs   . . . . . . . . . . . . . . . . . .          2,267         2,488
          Finished goods  . . . . . . . . . . . . . . . . .         16,644        13,570
                                                                  --------      --------
                                                                    42,248        44,368
          Supplies  . . . . . . . . . . . . . . . . . . . .          3,985         3,734
                                                                  --------      --------
             Total  . . . . . . . . . . . . . . . . . . . .       $ 46,233      $ 48,102
                                                                  ========      ========

         During the fourth quarter of 1993, the Company changed its method of valuing logs, work-in-process, and finished goods inventories from the average cost method of accounting to the LIFO method. The change to LIFO was effective January 1, 1993 and decreased previously reported earnings for the three and nine month periods ended September 30, 1993 by $2.1 million ($0.05 per Unit) and $6.0 million ($0.14 per Unit), respectively. The cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at September 30, 1994 and December 31, 1993 was $48.9 million and $52.4 million, respectively.

3.  BORROWINGS

         At September 30, 1994, the Company had $49.5 million of borrowings under short-term revolving credit agreements, which were classified as long-term debt due to the Company's intent and ability to finance these borrowings on a long-term basis using its existing $110 million bank credit agreement. As of September 30, 1994, the Company had unused bank lines of credit totaling $67.5 million. See Note 5 to Notes to Combined Financial Statements.

         On August 1, 1994, the Partnership issued $150 million of senior unsecured notes (the "Notes") bearing interest at 8.73%. The Notes are due in full on August 1, 2009 and are redeemable prior to maturity subject to a premium on redemption. The premium is calculated based upon interest rates of U.S. Treasury securities having a similar maturity as the Notes plus one half of one percent. The Notes contain certain restrictive covenants that are substantially similar to those in the Partnership's existing long-term debt agreements. Interest on the Notes is payable semi-annually on February 1st and August 1st of each year. The proceeds obtained from the issuance of the Notes were used to repay a portion of the floating-rate bank borrowings incurred to finance the November 1993 Montana Timberland Acquisition.

4.  BENEFIT PLANS

         On April 4, 1994, the Partnership announced that the Board of Directors of the General Partner authorized the General Partner to purchase up to 1.2 million Units for certain of its executive and key employee incentive compensation benefit plans. The Partnership is required under the Partnership agreement to reimburse the General Partner for compensation costs related to the management of the Partnership, including the purchase of Units associated with these benefit plans. During 1994, the Partnership funded $12.8 million toward the cost of these plans, of which $10.5 million was funded from current operations and $2.3 million from funds held by an employee benefit trust of the Partnership.

5.  SUBSEQUENT EVENTS

         On October 18, 1994, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.43 per Unit for the third quarter of 1994. Total distributions will equal approximately $22.1 million (including $4.6 million to the General Partner) and will be paid on November 29, 1994 to Unitholders of record on November 15, 1994.

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

         CURRENT MARKET CONDITIONS. Third quarter 1994 industry composite indices for lumber and plywood commodity prices were 16% and 19% higher, respectively, than in the third quarter 1993. Third quarter 1994 composite prices for lumber were 5% below second quarter 1994 levels, while third quarter 1994 composite prices for plywood were 10% higher than second quarter 1994 levels.

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

         At the time of the listing, the USFWS issued suggested guidelines ("Guidelines") to be followed by landowners in order to comply with the ESA's prohibition against harming or harassing Owls. These Guidelines were rescinded in response to an industry lawsuit, but continue to serve as the basis for USFWS enforcement of the ESA. The Guidelines impose several requirements, including the restriction and preclusion of harvest activities in areas within a 1.8 mile radius (approximately 6,600 acres) of known nest sites or activity centers for pairs of Owls or territorial single Owls ("Activity Areas"). Under the Guidelines, at least 40% in the aggregate of the area within Activity Areas has to be maintained as suitable Owl habitat. In addition, 70 acres immediately around nest sites has to be preserved. Under the Guidelines, approximately 143,000 acres of the 330,000 acres in the Partnership's Cascade region lie within Activity Areas.

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

         In March 1994, the U.S. Circuit Court of Appeals for the District of Columbia ruled in Sweet Home Chapter of Communities for a Great Oregon v. Babbitt, that Congress never intended habitat modifications to be a violation of the ESA. The court therefore found invalid the regulation that defines "harm" to a species to include habitat modification. This regulation provides the legal basis for the Guidelines. The government is now deciding whether to seek review of this decision by the United States Supreme Court. The government has also taken the position that the ruling does not apply to areas outside of the District of Columbia circuit. Accordingly, it is unclear whether the decision will reduce the regulatory impact of the ESA on the Partnership.

         All forest practice applications ("FPA's") within Activity Areas must also comply with the Washington State Environmental Policy Act ("SEPA") and Forest Practices Act. In June 1992, the Washington State Forest Practices Board (the "Board") adopted regulations which provide that SEPA will apply to FPA's for activities in the 500 acres of habitat surrounding nest sites or activity centers. By its terms, the rule was to have sunseted in March 1994. The Board, however, has extended the rule until January, 1995.

         Compliance with the ESA and SEPA is causing delays and in some cases modification of Partnership FPA's in Owl Activity Areas and may cause denials of future Partnership FPA's. In July 1994, the Partnership announced that it intended to apply for a permit under the ESA from the USFWS that would cover the Partnership's forest management on 170,000 acres in the Cascade Region. The permit, if issued, would serve as the basis for regulating the Partnership's forest management activities and replace restrictions for Owls under the Guidelines, the Special Rule, if adopted, and SEPA. It is unclear what conditions to the permit, as well as the cost would be. There are therefore no assurances that the permit will continue to be pursued or ultimately whether a permit would be issued by the USFWS.

         The ESA also prohibits the federal government from causing jeopardy to species listed under the ESA or destroying or adversely modifying their designated critical habitat. Private landowners are potentially affected by this restriction if a private activity requires federal action, such as the granting of access or federal funding. Where there is such a federal connection, the federal agency involved must consult with the USFWS to determine that the proposed activity would not cause jeopardy to the listed species or direct or indirect adverse modification of its designated critical habitat, or if it would, then to propose, where possible, alternatives or modifications to the proposed activity. The Partnership's timberlands are often intermingled with federal land in or near areas that include the habitats of a number of threatened or endangered species such as the Owl and the grizzly bear. Thus, access across federal lands to certain of the Partnership's Timberlands in such areas has been and, is likely to continue to be, delayed by the administrative process and legal challenges and may be subjected to restriction under the ESA.

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

         On April 25, 1994, the Company received a citation from the MAQB, under Montana regulations, alleging that the Company had commenced the construction of a pollution control device for the wood fired boiler serving the Columbia Falls facility prior to receiving an air quality permit. The MAQB has not notified the Company of what sanctions, if any, the MAQB would seek as a result of the citation. On August 31, 1994, the Company received a citation from the MAQB alleging that the wood fired boiler serving the Columbia Falls facility was not in compliance with the facility's air quality permit when visible emissions from the boiler were observed by the MAQB and the EPA. The MAQB has not notified the Company of what sanctions, if any, the MAQB would seek as a result of the citation. The pollution control device for the boiler has been permitted and was installed in October 1994.

         There is no pending litigation, and to the knowledge of the General Partner there is no threatened litigation involving the Company which would have a material adverse effect on the financial position or the results of operations of the Company.


FINANCIAL CONDITION AND LIQUIDITY

         During the first nine months of 1994, net cash provided by operating activities totaled $117.2 million compared to $82.4 million for the same period in 1993. The increase was primarily due to higher net income from higher domestic log sales volumes that resulted from the 865,000 acres of timberland purchased in November 1993 (the "Montana Timberland Acquisition") and favorable changes to working capital. These amounts were partially offset by reimbursements to the General Partner to fund the General Partner's various executive and key employee benefit plans and a decrease in land sales.

         The Partnership and Manufacturing each have short-term revolving credit agreements with a group of banks that allow for borrowings of up to $35 million and $20 million, respectively. As of September 30, 1994, the Partnership and Manufacturing had outstanding borrowings under these facilities in the amounts of $32.2 million and $17.3 million, respectively. Also, as of September 30, 1994, there were letters of credit issued in the amounts of $1.1 million and $0.5 million for the Partnership and Manufacturing, respectively.

         The Partnership and Manufacturing have a reciprocal short-term $20 million intercompany borrowing agreement between the two entities. At September 30, 1994, the Partnership had outstanding borrowings owed to Manufacturing totaling $17.3 million. Total short-term borrowings in the aggregate by Manufacturing under its revolving credit agreements (bank and intercompany) cannot exceed $20 million. The Partnership and Manufacturing have a capital facility which enables Manufacturing to borrow up to $20 million from the Partnership on a long-term basis. There were no such borrowings outstanding as of September 30, 1994.

         On August 1, 1994, the Partnership issued $150 million of senior unsecured notes (the "Notes") bearing interest at 8.73%. The Notes are due in full on August 1, 2009 and are redeemable prior to maturity subject to a premium on redemption. The premium is calculated based upon interest rates of U.S. Treasury securities having a similar maturity as the Notes plus one half of one percent. The Notes contain certain restrictive covenants that are substantially similar to those in the Partnership's existing long-term debt agreements. Interest on the Notes is payable semi-annually on February 1st and August 1st of each year. The proceeds obtained from the issuance of the Notes were used to repay a portion of the floating-rate bank borrowings incurred to finance the November 1993 Montana Timberland Acquisition.

         The Partnership has a long-term line of credit with a group of banks (the "Line of Credit"). Prior to the issuance of the Notes on August 1, 1994, the Partnership had available borrowings under the Line of Credit of $247.5 million. During the third quarter of 1994, available borrowings under the Line of Credit were reduced to $110.0 million, of which $48.0 million were outstanding as of September 30, 1994. The Line of Credit decreases by $7.3 million semiannually through November 1, 2001.

         The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants as of September 30, 1994.

         On October 18, 1994, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.43 per Unit for the third quarter of 1994. Total distributions will equal approximately $22.1 million (including $4.6 million to the General Partner) and will be paid on November 29, 1994 to Unitholders of record on November 15, 1994. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

         On April 4, 1994, the Partnership announced that the Board of Directors of the General Partner authorized the General Partner to purchase up to 1.2 million Units for certain of its executive and key employee incentive compensation benefit plans. The Partnership is required under the Partnership agreement to reimburse the General Partner for compensation costs related to the management of the Partnership, including the purchase of Units associated with these benefit plans. During 1994, the Partnership reimbursed the General Partner for funding its benefit plans in the acquisition of 496,800 Units at a total cost of $12.8 million, of which $10.5 million was funded from current operations and $2.3 million from funds held by an employee benefit trust of the Partnership.

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

CAPITAL EXPENDITURES

         Capital expenditures for the first nine months of 1994 totaled $16.4 million compared to $20.7 million for the same period in 1993. Total 1994 capital expenditures are expected to approximate $27 million. The principal projects included in the 1994 plan include the purchase and installation of various lumber value-added projects, semi-automatic lay-up line and core composer in plywood, wood chip refining and value- added projects in MDF, equipment upgrades to meet environmental requirements and road construction and reforestation of the Timberlands. It is anticipated that the planned 1994 capital expenditures will be funded from current funds and cash generated from operations.

RESULTS OF OPERATIONS

THIRD QUARTER 1994 COMPARED TO THIRD QUARTER 1993

         The following table compares operating income by segment for the quarters ended September 30, 1994 and 1993.

                                           Operating Income by Segment
                                                   (Unaudited)
                                                                              Third Quarter
                                                                         ----------------------
                                                                             (In Thousands)
                                                                          1994           1993
                                                                       ----------     ----------
         Resources Segment   . . . . . . . . . . . . . . . .           $  42,656      $  36,730
         Manufacturing Segment   . . . . . . . . . . . . . .              10,339         (2,417)
         Other Costs and Eliminations  . . . . . . . . . . .             (13,196)        (5,218)
                                                                       ---------       --------
            Total  . . . . . . . . . . . . . . . . . . . . .           $  39,799       $ 29,095
                                                                       =========       ========

         Resources Segment revenues were $89.9 million and $71.2 million for the third quarter 1994 and 1993, respectively. Revenues were $18.7 million higher in 1994 primarily due to higher prices and volumes for domestic logs, which increased by 5% and 28%, respectively, over the prior year quarter. The higher prices resulted from increased domestic demand for wood products caused by an improving U.S. economy as well as from continued logging curtailments in the Northwest. The higher 1994 domestic log sales volume was caused by increased harvest levels in the Rocky Mountain Region, which resulted from the additional timber inventory obtained in the Montana Timberland Acquisition.

         Resources Segment costs and expenses were $47.2 million and $34.5 million for the third quarter 1994 and 1993, respectively. Costs and expenses were $12.7 million higher in 1994 primarily due to higher sales volumes of domestic logs and higher depletion rates resulting from the additional timberland acquired as part of the Montana Timberland Acquisition.

         Manufacturing Segment revenues were $96.5 million and $82.3 million for the third quarter 1994 and 1993, respectively. Revenues were $14.2 million higher in 1994 due to higher prices and volumes in all product lines. Lumber, plywood and MDF prices increased by 12%, 9% and 23%, respectively, over the third quarter 1993. The higher prices were primarily the result of an improving U.S. economy, which increased domestic wood product demand. Lumber and plywood sales volumes were both 4% higher during the third quarter 1994 as
compared to the year earlier period due to higher production.   MDF sales
volumes were 18% higher during the third quarter 1994 as compared to the year earlier period due to efficiency improvements in the production process.

         Manufacturing Segment costs and expenses were $86.1 million and $84.8 million for the third quarter 1994 and 1993, respectively. The $1.3 million of higher costs and expenses were primarily due to higher sales volumes in all product lines.

         Other Costs and Eliminations decreased operating income by $8.0 million in the third quarter of 1994 as compared to the third quarter 1993.
The variance was primarily due to higher intercompany profit accumulating in inventory during the third quarter 1994. The profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

         Interest expense was $3.4 million higher during the third quarter 1994 as compared to the prior year period, due to additional long- term debt incurred to finance the November 1993 Montana Timberland Acquisition.

         The income allocated to the General Partner was $2.2 million higher in the third quarter of 1994 as compared to the year earlier period. The increase was the result of a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid during the quarter, which was $0.43 per Unit in the third quarter 1994 as compared to $0.33 per Unit during the third quarter 1993 (1993 amounts were restated for the December 6, 1993 three-for-one Unit split).

         Third quarter 1994 earnings per Unit were $0.10 higher than the prior year period. The higher results were due to higher third quarter 1994 net income and a decrease in the weighted average number of Units outstanding caused by the August 1993 redemption of the DPIs.

NINE MONTHS 1994 COMPARED TO NINE MONTHS 1993

         The following table compares operating income by segment for the nine months ended September 30, 1994 and 1993.

                                           Operating Income by Segment
                                                   (Unaudited)
                                                                               Nine Months
                                                                          --------------------
                                                                             (In Thousands)
                                                                          1994           1993
                                                                      -----------    -----------
         Resources Segment   . . . . . . . . . . . . . . . .          $  106,872      $  90,932
         Manufacturing Segment   . . . . . . . . . . . . . .              21,299         12,681
         Other Costs and Eliminations  . . . . . . . . . . .              (9,004)        (6,506)
                                                                      ----------      ---------
            Total  . . . . . . . . . . . . . . . . . . . . .          $  119,167      $  97,107
                                                                      ==========      =========

         Resources Segment revenues were $225.4 million and $175.1 million for the nine month periods ended September 30, 1994 and 1993, respectively. Revenues were $50.3 million higher in 1994 primarily due to higher prices and sales volumes for domestic logs, which was offset in part by lower sales volumes of export logs and lower land sales. Domestic log prices increased by 16% during the first nine months of 1994 as compared to the same period in 1993 due primarily to improving domestic wood product demand resulting from an improving U.S. economy as well as from continued logging curtailments in the Northwest. During the first nine months of 1994 domestic log sales volumes were 31% higher than the year earlier period primarily due to higher harvest levels caused by the increased timber inventory in the Rocky Mountain Region that was obtained in the November 1993 Montana Timberland Acquisition. These amounts were partially offset by lower sales volumes of export logs, which decreased by 7% from the prior year due primarily to increased substitution of lower cost alternative wood fiber (principally, Russian logs, Canadian lumber and Scandinavian logs and lumber).

         Resources Segment costs and expenses were $118.5 million and $84.2 million for the first nine months of 1994 and 1993, respectively. Costs and expenses were $34.3 million higher in 1994 due to higher production volumes of domestic logs, higher log and haul costs caused by longer hauling distance, and higher depletion rates which resulted from the additional timber inventory obtained in the Montana Timberland Acquisition.

         Manufacturing Segment revenues were $277.5 million and $241.9 million during the first nine months of 1994 and 1993, respectively. Revenues were $35.6 million higher in 1994 due to generally higher prices and sales volumes. During the first nine months of 1994, lumber, plywood and MDF prices increased by 9%, 6% and 21%, respectively, over the same period in 1993. The higher prices were primarily the result of improvements in U.S. economy, that increased domestic wood product demand. Lumber sales volumes were 6% higher during the first nine months of 1994 as compared to the year earlier period due to higher production levels. MDF sales volumes were 17% higher during the first nine months of 1994 as compared to the year earlier period due to production improvements. Furthermore, 1993's MDF results were adversely affected by a fire at the plant that temporarily interrupted MDF production.

         Manufacturing Segment costs and expenses were $256.2 million and $229.2 million for the nine month period ended September 30, 1994 and 1993, respectively. The $27.0 million of higher costs and expenses were primarily due to higher sales volumes of lumber and MDF and higher log costs (21% higher for both lumber and plywood).

         Other Costs and Eliminations decreased operating income by $2.5 million during the nine month period ended September 30, 1994 as compared to the same period in 1993. The variance was primarily due to higher intercompany profit accumulating in inventory during the first nine months of 1994. The profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

         Interest expense was $8.1 million higher during the first nine months of 1994 as compared to the prior year period, due to the increased amount of long-term debt incurred to finance the November 1993 Montana Timberland Acquisition.

         The income allocated to the General Partner was $5.1 million higher during the first nine months of 1994 as compared to the year earlier period. The increase was the result of higher net income and a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid each quarter, which was $1.19 per Unit during the first three quarters of 1994 as compared to $0.97 per Unit during the first three quarters of 1993 (1993 amounts were restated for the December 6, 1993 three-for-one Unit split).

         For the nine month period ended September 30, 1994 earnings per Unit were $0.24 higher than the prior year period. The higher results were due to higher 1994 net income as well as from a decrease in the weighted average number of Units outstanding caused by the August 1993 redemption of the DPIs.


PART II - OTHER INFORMATION

Items 1, 2, 3, 4, 5 and 6 of Part II are not applicable and have been omitted.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PLUM CREEK TIMBER COMPANY, L.P
                                    -------------------------------------------
                                             (Registrant)


                                    By:  Plum Creek Management Company, L.P.
                                           as General Partner


                                         By:       s/Diane M. Irvine
                                              ---------------------------------
                                                   DIANE M. IRVINE
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)


Date:  November 3, 1994