Form 10-Q/A
period 1994-09-30
PLUM CREEK TIMBER CO L P
filed 1995-01-06
CIK 849213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


                       AMENDMENT TO APPLICATION OR REPORT
            FILED PURSUANT TO SECTION 13 OR 15(D) OF  THE SECURITIES
                              EXCHANGE ACT OF 1934


                        PLUM CREEK TIMBER COMPANY, L.P.
                                AMENDMENT NO. 1


         The undersigned Registrant hereby amends the following items of its Quarterly Report for the quarterly period ended September 30, 1994 on Form 10-Q as set forth in the pages attached hereto:

         Part II
         -------

         Item 6           Exhibits and Reports on Form 8-K


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                                           PLUM CREEK TIMBER COMPANY, L.P.

                                           By: Plum Creek Management Company,
                                               L.P., its General Partner


Date: January 6, 1994                      By: DIANE M. IRVINE
                                               ------------------------------
                                               Diane M. Irvine
                                               Vice President and Chief
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


                        Yes       X              No       ______

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

(a)      Exhibits:

         Exhibit 27 Financial Data Schedule for the nine months ended September 30, 1994

(b)      Reports on Form 8-K:

         None