Form 10-K
period 1994-12-31
PLUM CREEK TIMBER CO L P
filed 1995-03-15
CIK 849213

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

          (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December  31, 1994

                                       OR

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number  1-10239

                        PLUM CREEK TIMBER COMPANY, L.P.
             (Exact name of registrant as specified in its charter)

                999 Third Avenue, Seattle, Washington 98104-4096
                           Telephone:  (206) 467-3600

Organized in the State of Delaware              I.R.S. Employer Identification
                                                         No.  91-1443693

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

                        PLUM CREEK TIMBER COMPANY, L.P.

                               TABLE OF CONTENTS

ITEM NO.                          CAPTION                                                   PAGE
- --------                          -------                                                   ----
                   PART I
                   ------
1. & 2.            Business and Properties                                                   4
                   Segment Information                                                       4
                   Resources Segment                                                         4
                   Manufacturing Segment                                                     7
                   Federal and State Regulations                                             10
                   Income Tax Considerations                                                 13
                   Encumbrances                                                              14
                   Competition                                                               15
                   Employees                                                                 15

3.                 Legal Proceedings                                                         16

4.                 Submission of Matters to a Vote of Security Holders                       16

                   PART II
                   -------

5.                 Market for the Registrant's Common Equity
                   and Related Unitholder Matters                                            17

6.                 Selected Financial Data                                                   18

7.                 Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                             19

8.                 Financial Statements and Supplementary                                    26
                   Financial Information

9.                 Changes In and Disagreements with Accountants
                   on Accounting and Financial Disclosure                                    44

                   PART III
                   --------

10. & 11.          Directors and Executive Officers of the Registrant
                   and Executive Compensation                                                44

12.                Security Ownership of Certain Beneficial Owners
                   and Management                                                            44

13.                Certain Relationships and Related Transactions                            44

                   PART IV
                   -------

14.                Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                                       44

                                     PART I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

         Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership and its subsidiaries, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage, and operate 2.0 million acres of timberland and ten wood products conversion facilities in Montana, Washington and Idaho. The Partnership owns 98 percent of Manufacturing, and 96 percent of Marketing. Plum Creek Management Company, L.P. (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining 2 percent and 4 percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing.


SEGMENT INFORMATION

         As used herein, "Resources Segment" refers to the combined timber and land management business of the Partnership. "Manufacturing Segment" refers to the combined business of Manufacturing and Marketing. Certain financial information for each business segment is included in Note 12 of Notes to Combined Financial Statements.


RESOURCES SEGMENT

         GENERAL. The Resources Segment consists of approximately 2.0 million acres of timberland in the Pacific Northwest (the "Timberlands"). The Timberlands are geographically segregated into two regions, the Cascade Region in western Washington, and the Rocky Mountain Region in western Montana, northern Idaho and eastern Washington. At December 31, 1994, the 2.0 million acres of Timberland contained an estimated timber inventory of 10.5 billion board feet ("BBF") of standing timber of which 2.3 BBF and 8.2 BBF were located in the Cascade and Rocky Mountain regions, respectively.

         The Resources Segment grows and harvests timber for sale in export and domestic markets and sells land on an opportunistic basis, which is designated as having a higher and better use than for forest management.

         The following summarizes the major components of the Resources Segment's operating income:

(In thousands)                     1994             1993             1992
                                   ----             ----             ----
Export Logs                     $  38,973         $ 41,448         $ 24,074
Domestic Logs                   $ 109,053         $ 85,594         $ 42,781
Land Sales                      $   1,919         $  7,691         $ 20,306

         Operating income from export log sales decreased primarily due to a decrease in sales volume. Operating income from domestic log sales increased by 27% from 1993 primarily due to increased sales volume and higher prices.
The increase in sales volume was due to higher harvest levels as a result of the Montana Timberland Acquisition (see below). Higher prices were attributed to timber supply constraints as well as increased wood product demand. Land sales declined in 1994, primarily due to the Partnership's strategy of deferring land sales until the completion of state and county growth management processes. Land sales in 1992 included the strategic sale of the Company's 164,000 acre Gallatin Unit located in southwestern Montana.

         CASCADE REGION. The Cascade Region consists of approximately 330,000 acres of timberland. Approximately 47% of the total timber harvest in the Cascade Region (compared to 49% and 40% in 1993 and 1992, respectively) was sold for export to Pacific Rim countries, principally Japan. Logs not sold for export were sold to domestic mills owned by third parties, as the Company does not own mills in the Cascade Region. Logs sold for export are generally of higher quality than logs sold into the domestic market. Sales of export logs have decreased slightly as a relative percentage of total sales in 1994 as compared to 1993 due to an increase in the supply of logs from other sources. Sales of export logs in 1993 increased as a relative percentage of total sales as compared to 1992, primarily due to the continuing log shortage which caused export customers to compete for logs traditionally sold to the domestic market.

         ROCKY MOUNTAIN REGION. The Rocky Mountain Region consists of approximately 1,709,000 acres of timberland. During 1994, 58% of the total timber harvest in the Rocky Mountain Region was sold to the Manufacturing Segment (compared to 59% and 61% in 1993 and 1992, respectively), with the remainder sold to third-party domestic mills.

         On November 1, 1993, the Partnership purchased approximately 865,000 acres of timberland and other timber related assets (the "Montana Timberland Acquisition") from Champion International Corporation for approximately $260 million. These timberlands are located in western Montana in close proximity to existing Company assets. Management believes the Montana Timberland Acquisition provides operating flexibility by allowing Manufacturing to be more self-sufficient from a raw material standpoint.

         Simultaneous to the Montana Timberland Acquisition, the Partnership entered into a log sourcing agreement with Stimson Lumber Company ("Stimson") to supply Stimson's Montana mills with 950 million board feet ("MMBF") of logs, at estimated market prices, over a ten year period ending in 2003. At December 31, 1994, the Partnership had a remaining commitment of approximately 814 MMBF.

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

         The Partnership employs a number of traditional and newly developed harvesting techniques on its lands based on site specific characteristics and other considerations. During 1994, the Partnership practiced "Environmental Forestry" on 100% of its Timberlands. Environmental Forestry attempts to better protect and maintain the ecosystem while providing for a reasonable harvest. As a part of this, the Partnership has adopted a technique, used on a portion of the Timberlands, which prescribes retention of a mix of green and dead trees at the harvest site, including some large trees, snags and downed logs to enrich and protect the soil for successive generations of trees, and to provide habitat for a variety of wildlife species. The Partnership intends to continue to expand as appropriate, this component of Environmental Forestry.

         The Partnership's forestry operations encompass a variety of climatic conditions, topographic features and vegetation types. Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, tree size, age and stocking. For instance, harvesting on steep slopes or during wet seasons is often done using cable yarding systems to prevent damage to soils. Harvesting methods include a variety of partial removals such as seed trees, shelterwood, overstory removal and selective harvests, as well as sometimes clear-cutting. The method chosen depends on tree species, terrain, visual concerns and regeneration objectives. Forest stands may be thinned periodically to improve growth and stand quality until they are harvested. Environmental factors, such as length of growing season, also affect the period of time between harvest. This period, called rotation, can be as short as 40 years in the Cascade Region and as long as 80 years in the Rocky Mountain Region.

         Different areas within a forest may be planted or seeded in successive years to provide a variety of age classes within the forest. A variety of age classes tends to provide a regular source of cash flow as the various timber stands within the forest reach harvestable age. The timing of harvests of merchantable timber depends in part on maturity cycles and in part on economic conditions. The Partnership will continue to develop its forest management operations to take advantage of technological, biological and genetic advances to improve timber yields to the greatest extent possible. The Partnership's forestry practices now include thinning of some timber stands, controlled burning, fertilization of timber plantations where cost effective, disease and pest control and reforestation.

         It is the Partnership's policy to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are widely used in the Rocky Mountain Region. During 1994, the Partnership planted over 5 million seedlings, mostly in the Cascade Region where about 80% of the reforestation is done by planting. Seedlings, which are from one to three years old when planted, are obtained partially from Plum Creek's nursery in Pablo, Montana.

         The Partnership manages its forest inventory with the use of a computerized timber inventory system. The timber inventory is calculated using statistical information obtained by physical measurements, site maps and photo-types. In addition, the system incorporates estimates related to growth which considers species, topographical information, soil types, and other factors, as well as specifications on merchantability. During 1993 and 1994, the Partnership implemented Geographical Information Systems ("GIS") to further enhance timber management activities. The GIS systems store spatial and attribute data related to the Timberlands and provide a wide array of mapping and analytical tools. Various data bases include geographic information, species, volume and diameter specifications for each site.

         Forests are subject to a number of natural hazards, including damage by fire, insects and diseases. Severe weather conditions and other natural disasters can also reduce the productivity of forest lands and can interfere with the processing and delivery of forest products. However, damage from natural causes is typically localized and would only affect a portion of the Timberlands at any given time. Nevertheless, such hazards are to a large extent unpredictable and there can be no assurance that losses will be so limited.
The size, species, diversity and checker-board ownership of the Timberlands, as well as the Partnership's forest management practices, should help to minimize these risks. Consistent with the practices of other large timber companies, the Partnership does not maintain insurance against loss to standing timber on the Timberlands, but maintains insurance for loss of logs due to fire and other occurrences following harvesting.


MANUFACTURING SEGMENT

         GENERAL. The Manufacturing Segment consists of four lumber mills, two plywood plants, a lumber remanufacturing facility and a medium density fiberboard ("MDF") facility in western Montana and a lumber mill and a wood chip plant in Washington, collectively known as the "Conversion Facilities". The Conversion Facilities produce a wide variety of lumber, plywood and MDF products that are sold to Marketing which markets and sells the products. Marketing targets the products to retail home centers and various specialty niche markets which are less cyclical than the traditional housing related
markets.   In addition, in order to enhance customer service and provide prompt deliveries, Marketing has established a network of 37 independent warehouses located strategically throughout the United States.

          The remanufacturing facility was constructed in 1994. This new plant produces finger-jointed lumber for the home center market. Finger-jointing is an engineered process which produces usable lumber by connecting short pieces of lumber formerly sold as lower value lumber products or relegated to the wood chipper and sold as a lower valued by-product. This new facility became operational late in the year and, therefore, contributed less than 1% of 1994 lumber production.

         RAW MATERIALS. Manufacturing obtains the majority of its raw logs from the Partnership's Timberlands. The Resources Segment provided 63%, 51%, and 51% of Manufacturing's raw log needs in 1994, 1993 and 1992, respectively. The increase in sourcing from the Resources Segment was primarily due to increased harvest levels as a result of the Montana Timberlands Acquisition. The price of logs obtained from the Partnership is determined quarterly based upon estimated market prices and terms in effect at the time.

         Manufacturing has and will continue to purchase stumpage and logs from external sources, which include the United States Forest Service ("USFS"), Bureau of Indian Affairs ("BIA"), Bureau of Land Management ("BLM") and state and private timberland owners. At December 31, 1994 and 1993, Manufacturing had 100 MMBF and 146 MMBF, respectively, of timber under contract from external sources which may be harvested over the next three years. The USFS has a ten-year harvest plan which is expected to provide for a 1995 harvest of 255 MMBF in the geographic area of the Conversion Facilities. However, due in part to legal challenges and changes in public policy, the USFS will most likely sell less than that volume. Manufacturing is permitted to bid on up to approximately fifty percent annually of this USFS volume, with the remainder set aside for small businesses. In addition, approximately 545 MMBF of timber is expected to be made available annually from other sources. The geographic area in which the Conversion Facilities operate may expand or contract from year to year as the cost of logs and value of manufactured products fluctuate. (For further discussion of other timber supply issues see "Federal and State Regulations".)

PRODUCTS AND MARKETS

         LUMBER. Manufacturing produces a diverse line of lumber products, including boards and studs which are manufactured at two studmills, three random-length lumber mills and a lumber remanufacturing plant. For the years ended December 31, 1994, 1993 and 1992 these mills produced on a comparable mill basis 388 MMBF, 352 MMBF, and 355 MMBF of lumber, respectively. Production increased in 1994 due to improved wood utilization and additional production hours added to meet increased demand for wood products. Lumber product revenues represented approximately 38% of combined revenues for 1994, 1993 and 1992.

         The Manufacturing Segment targets its lumber sales away from the more cyclical housing construction markets and towards domestic lumber retailers, such as retail home center chains, for use in repair and remodeling projects. Value-added products such as consumer appearance boards, pull-to-length boards, premium furring strips and premium studs, aimed at retail and other specialty markets have made the Manufacturing Segment less dependent on the cyclical housing related market. All of Manufacturing's lumber mills are also capable of making products for export markets. In 1994, 62% of Manufacturing's lumber products were sold into retail markets, 20% to industrial and remanufactured product markets, 12% to stocking distributors and 6% to export markets. These amounts compare to 60%, 20%, 13% and 7% for these same markets, respectively, in 1993. The increase in the relative percentages sold to retail markets and an offsetting decrease to the stocking distributors and export markets was the result of the Company's continued focus on the more specialty and niche markets that are less reliant upon residential construction.

         PLYWOOD.   Manufacturing produces high-grade plywood which is
primarily sold into specialized industrial markets. Plywood products are manufactured at the Company's two plywood facilities. For the years ended December 31, 1994, 1993 and 1992 the plywood plants produced 290 million square feet ("MMSF") (3/8" basis), 289 MMSF, and 294 MMSF of plywood, respectively. Plywood product revenues represented 17%, 18% and 18% of combined revenues in
1994, 1993 and 1992, respectively.   During 1993 and 1994, automated layup
lines were installed in the plywood plants. These lines will increase productivity, enhance wood recovery and produce a superior product for the industrial markets served.

         During 1994 and 1993, 80% and 76%, respectively, of Manufacturing's plywood products were sold in specialty industrial markets, including carpet strip, recreational boat and recreational vehicle markets. The increase in sales to industrial markets was the result of the Company's continued focus on specialty markets in an effort to be less reliant upon the more cyclical home construction markets. Manufacturing's plywood products are generally of higher quality and value than commodity construction grade products, which makes them more valuable in these specialty niche markets.

         MEDIUM DENSITY FIBERBOARD.   Manufacturing produces MDF products which
are primarily sold to furniture manufacturers and commercial store fixture producers. For the years ended December 31, 1994, 1993 and 1992 the plant produced 123 MMSF (3/4" basis), 106 MMSF, and 109 MMSF of MDF, respectively. The increased production volume in 1994 was due to improvements in the production process. The 1993 production was down slightly due to a February fire at the plant which caused temporary production delays.

         The Manufacturing Segment supplies high quality MDF to markets primarily in North America and Pacific Rim countries. In 1994, the Manufacturing Segment sold approximately 47% of its MDF directly to domestic industrial manufacturers or fabricators, 32% to stocking distributors, 17% into overseas export markets, primarily Pacific Rim countries, and 4% to retail and other markets. These amounts compare to 46%, 32%, 17% and 5% to the same markets, respectively, in 1993.

         CHIPS.   Manufacturing's lumber and plywood mills produce wood chips as a by-product from the conversion of raw logs into finished products. These wood chips are sold to regional paper and pulp mills as well as to the Company's MDF facility. The Company's lumber and plywood facilities produced 288 thousand bone dry tons ("MBDT"), 257 MBDT and 269 MBDT of chips in 1994, 1993 and 1992, respectively. Residual wood chip sales volume was 12% higher in 1994 as compared to 1993 due to increased lumber production and increased chip recoveries.

         Manufacturing also produces wood chips at its Cle Elum, Washington chip plant. The chip plant produced 54 MBDT, 76 MBDT and 76 MBDT in 1994, 1993 and 1992, respectively. The decrease in production in 1994 was caused by halting production for three months due to log supply shortages.

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

         NORTHERN SPOTTED OWL REGULATIONS. In July 1990, the United States Fish and Wildlife Service ("USFWS") listed the Northern Spotted Owl ("Owl") as a threatened species throughout its range in Washington, Oregon and California under the federal Endangered Species Act ("ESA").

         At the time of the listing, the USFWS issued suggested guidelines ("Guidelines") to be followed by landowners in order to comply with the ESA's prohibition against harming or harassing Owls. These Guidelines were rescinded in response to an industry lawsuit, but continue to serve as the basis for USFWS enforcement of the ESA. The Guidelines impose several requirements, including the restriction and preclusion of harvest activities in areas within a 1.8 mile radius (approximately 6,600 acres) of known nest sites or activity centers for pairs of Owls or territorial single Owls ("Activity Areas"). Under the Guidelines, at least 40% in the aggregate of the area within Activity Areas has to be maintained as suitable Owl habitat. In addition, 70 acres immediately around nest sites have to be preserved.

         On June 9, 1992, the USFWS published its draft recovery plan (the "Draft Plan") for the Owl. A recovery plan, once final, is not legally binding, but it may form the basis for future regulation. The Draft Plan recommends that 7.5 million acres of federal land be set aside in designated conservation areas ("DCA's") where timber harvesting and road building would be prohibited.

         In June 1992, the Washington State Forest Practices Board (the "Board") adopted temporary regulations related to all forest practice applications ("FPA's") within Activity Areas. The regulations require that FPA's comply with the Washington State Environmental Policy Act ("SEPA") and Forest Practices Act for all activities within the 500 acres of habitat surrounding nest sites or activity centers. By its terms, the rule was to have sunseted in March 1994. The Board, however, has extended the rule until June 1995, when permanent regulations are scheduled to be adopted.

         On July 16, 1993, the Clinton Administration proposed a new forest policy (the "Forest Plan") that would substantially reduce harvest from public lands in Owl forests and provide for the conservation of the Owl and numerous other species. In December 1994, the Forest Plan was approved by a Federal District Court.

         In March 1994, the U.S. Circuit Court of Appeals for the District of Columbia ruled in Sweet Home Chapter of Communities for a Great Oregon v. Babbitt, that Congress never intended habitat modifications to be a violation of the ESA. The court therefore found invalid the regulation that defines "harm" to a species to include habitat modification. This regulation provides the legal basis for the Guidelines. The United States Supreme Court announced in January 1995, that it will review the Circuit Court's decision, with a ruling expected in the summer of 1995. The government has also taken the position that the Circuit Court's ruling does not apply to areas outside of the District of Columbia circuit. Accordingly, it is unclear whether the Circuit Court's decision will reduce the regulatory impact of the ESA on the Partnership.

         Finally, on February 7, 1995, the USFWS announced that it is proposing to draft a special rule ("Special Rule") to redefine private landowner obligations with regard to Owls under the ESA. In its description of the proposed Special Rule, the USFWS indicated that the Guidelines will serve as the basis for regulation in special emphasis areas ("SEA") for the Owl. However, outside of the SEAs, only 70 acres around nest sites will be restricted. If adopted, the proposed Special Rule is not likely to materially alter the current level of regulation on the Partnership's activities due to the Owl. This is because a substantial majority of the Partnership's Cascade Region timberlands that contain occupied Owl habitat lie within SEAs.

         IMPACT OF REGULATIONS ON PARTNERSHIP.   Under the Guidelines issued by
the USFWS in 1990, approximately 143,000 acres of the 330,000 acres in the Partnership's Cascade region line within Activity Areas. Compliance with the ESA and SEPA is causing delays and in some cases modification of Partnership FPA's in Owl Activity Areas and may cause denials of future Partnership FPA's. In July 1994, the Partnership announced that it intended to apply for a permit under the ESA from the USFWS that would cover the Partnership's forest management on 170,000 acres in the Cascade Region. The permit, if issued, would serve as the basis for regulating the Partnership's forest management activities and replace restrictions for Owls under the Guidelines, the Special Rule, if adopted, and SEPA. It is unclear what the conditions to the permit, or the cost, will be. There are, therefore, no assurances that the permit will continue to be pursued or ultimately whether a permit will be issued by the USFWS.

         The permit, if issued, would provide additional certainty and predictability to the Partnership's harvest activities. These activities would be regulated by a Habitat Conservation Plan ("HCP") which, under the ESA, allows impacts on listed species incidental to normal management activities in exchange for mitigating measures agreed to by the landowner. The Partnership's HCP would address four listed species: the Owl, Marbled Murrelet, Grizzly Bear and Gray Wolf, as well as numerous other species in the planning area.

         The ESA also prohibits the federal government from causing jeopardy to species listed under the ESA or from destroying or adversely modifying their designated critical habitat. Private landowners are potentially affected by this restriction if a private activity requires federal action, such as the granting of access or federal funding. Where there is such a federal connection, the federal agency involved must consult with the USFWS to determine that the proposed activity would not cause jeopardy to the listed species or cause direct or indirect adverse modification of its designated critical habitat. If the landowner's proposed activity does adversely modify critical habitat, it must propose, where possible, alternatives or modifications to the proposed activity. The Partnership's Timberlands are often intermingled with federal land in or near areas that include the habitats of a number of threatened or endangered species such as the Owl and the Grizzly Bear. Thus, access across federal lands to certain of the Partnership's Timberlands in such areas has been, and is likely to continue to be, delayed by the administrative process and legal challenges and may be subjected to restriction under the ESA.

         The ultimate impact of the Owl listing on the Partnership will depend on (i) the number of Activity Areas actually found on or near Partnership Timberlands, (ii) the availability and amount of suitable habitat within individual Activity Areas, (iii) the outcome of the Clinton Administration's forest policy, (iv) future regulations and restrictions placed on private and public lands, (v) promulgation, interpretation and application of Owl regulations by both the USFWS (including the proposed Special Rule) and the Washington State Department of Natural Resources, (vi) the outcome of the Partnership's efforts to obtain a permit from the USFWS, (vii) the impact of reduced harvests upon stumpage prices, and (viii) the outcome of litigation. Although the continuing uncertainty surrounding efforts to conserve the Owl make it difficult to assess the future impact of the Owl listing on the Partnership, at this time the General Partner does not believe that federal and state laws and regulations related to the Owl will have a materially adverse effect on the financial position of the Company, its results of operations or liquidity. There can be no assurances, however, that (i) future interpretation or administration of current laws and regulations, (ii) changes in laws or regulations, (iii) increases in the number of Owls on or near Partnership lands, or (iv) decreases in suitable habitat adjacent to Partnership lands will not adversely affect the operations, financial position or liquidity of the Company.

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


INCOME TAX CONSIDERATIONS

         PARTNERSHIP STATUS. The Partnership is not a taxable entity and incurs no federal income tax liability. Each partner is required to take into account in computing his or her federal income tax liability, his or her allocable share of income, gains, losses, deductions and credits of the Partnership, regardless of whether cash distributions are made. Distributions by the Partnership to a partner are generally not taxable unless the distribution is in excess of the partner's adjusted basis in his or her partnership interest.

         Publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception (the "Qualifying Income Exception") exists with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year consists of qualifying income. Qualifying income includes income from the processing, refining, marketing or transportation of timber. The Partnership's principal sources of income include income from the sale of timber, the transportation of timber, the operation of sawmills and the production of plywood and MDF. The Internal Revenue Service ("IRS") has issued two rulings to the Partnership that income from the operation of sawmills and the production of plywood and MDF is qualified for this purpose.

         SECTION 754 ELECTION. The Partnership has made the election permitted by Section 754 of the Internal Revenue Code (the "Code"). The election will generally permit a purchaser of depositary units representing limited partner interests ("Units") to adjust his or her share of the basis in the Partnership's properties ("Inside Basis") pursuant to Section 743(b) of the Code to fair market value (as reflected by his or her Unit cost). A Unitholder's allocable share of Partnership income, gains, losses and deductions is determined in accordance with the Unitholder's unique basis under this election. Such election is irrevocable and may not be changed without the consent of the IRS. The Section 743(b) adjustment is attributed solely to a purchaser of Units and is not added to the basis of the Partnership's assets associated with all of the Unitholders.

         FEDERAL INCOME TAXATION - GENERAL. Marketing, organized as a separate corporation, reports all of its income, gains, losses, deductions and credits arising from its operations on its own tax return and pays a corporate tax on any resulting net income. Under current law, Marketing's net income is subject to federal income tax at rates of up to 35%. Losses realized by Marketing do not flow through to the Partnership, but are carried back and forward, within certain limitations, to offset taxable income of Marketing in past or future years. Distributions, if any, received by the Partnership from Marketing generally would be characterized as either taxable dividends of current or accumulated earnings and profits or in the absence of earnings and profits, as a nontaxable return of capital (to the extent of the Partnership's tax basis in Marketing's stock) or as taxable capital gain (after the Partnership's basis in such stock is reduced to zero).

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

         TAX-EXEMPT ENTITIES. Certain entities otherwise generally exempt from federal income taxes (such as individual retirement accounts ("IRAs"), employee benefit plans and other charitable or exempt organizations) may be subject to federal income tax if their share of Unrelated Business Taxable Income ("UBTI") exceeds $1,000. For years prior to 1994, all income derived from publicly traded partnerships was classified as UBTI. For years after 1993, income will be classified as UBTI dependent upon source. Most of the Partnership's income will continue to be classified as UBTI. Regulated investment companies are required to derive 90% or more of their gross income from qualified sources, such as interest or security trading income; gross income from the Partnership is not qualifying income for purposes of this test.

         TIMBER INCOME. Section 631 of the Code provides special rules by which gains from the sale of timber or cut logs, which would otherwise be taxable as ordinary income, are treated in whole or in part as capital gains from the sale of property used in a trade or business. The Partnership has elected to apply the provisions of Section 631. Substantially all of the Partnership's 1994 taxable income is expected to qualify for capital gains treatment.

ENCUMBRANCES

         Under the terms of the Senior Notes due 2007, the Senior Notes due 2009 and the Lines of Credit, the Partnership has agreed not to pledge, assign or transfer the Timberlands, except under limited circumstances. Under the terms of the First Mortgage Notes of Manufacturing, the holders of these notes have a first mortgage lien on substantially all of the Conversion Facilities. In addition, the Partnership guarantees the First Mortgage Notes of Manufacturing.

         The Partnership's title to the timberlands acquired during the formation of the Company on June 8, 1989 includes the related hard rock mineral interests. However, the Partnership did not obtain the hard rock mineral interests to the 865,000 acres of timberland purchased in the Montana Timberland Acquisition. In addition, the Partnership does not own oil and gas interests to any of its Timberlands. The title to the Timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, cemeteries, camping sites, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the Timberlands or materially restrict the harvesting of timber or other operations of the Partnership.

COMPETITION

         RESOURCES SEGMENT. In export log markets, the Partnership competes with other U.S. companies, Chile, New Zealand, Russia, Canada and Scandinavia, all of which have abundant timber resources. Competitive factors generally will include price, species and grade and ability to meet delivery requirements.

         In domestic log markets, the Partnership competes with numerous private land and timber owners in the Northwestern U.S. and the states of Idaho, Montana, Oregon and Washington, as well as foreign imports, primarily from Chile and Argentina. In addition, the Partnership competes with the U.S. Government, principally the USFS and the BLM, and the BIA. Timber supplied from the U.S. Government, Washington and Oregon land is restricted from export, and is sold solely into domestic markets. (See Federal and State Regulations.)

         Domestic wood and fiber consuming facilities tend to purchase raw materials within relatively small geographic areas, generally within a 200 mile radius, due to log transportation costs. Competitive factors within a market area generally will include price, species and grade, proximity to wood consuming facilities and ability to meet delivery requirements.

         MANUFACTURING SEGMENT. Markets for forest products are highly competitive in terms of price and quality. The Manufacturing Segment competes in domestic lumber markets primarily with other U.S. and Canadian companies. The Manufacturing Segment competes in the Japanese lumber market primarily with Japanese, Canadian, Russian and Scandinavian companies. The domestic plywood market is characterized by numerous large and small producers and is subject to competition from oriented strand board and waferboard, which are less expensive, but generally lower quality substitutes.

         Competition in the markets for commodity-grade lumber and plywood is primarily based on pricing strategies. Sales in specialty niche markets and retail markets are strongly influenced by product quality, customer service, efficiency of distribution and the ability to supply products in the future, in addition to price. The ability to provide companion products and a variety of substitute products is also used as a marketing strategy for certain products. MDF producers typically compete on a global scale. Accordingly, sales are generally determined by product quality and level of customized services the producer can provide, rather than by geographic location.


EMPLOYEES

         The Company currently has approximately 352 salaried and 1,446 hourly employees, including employees of the General Partner that manage the businesses of the Company, and believes that its employee relations are good. The Company's wage scale and benefits are generally competitive with other forest products companies. The Company's employees are not unionized. The harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.


ITEM 3. LEGAL PROCEEDINGS

         On May 1, 1992, the Company received a Notice of Violation ("NOV") from the Environmental Protection Agency ("EPA") under the Clean Air Act. The NOV alleges that Plum Creek's Evergreen veneer dryers in Kalispell, Montana were not in compliance with an air quality permit on January 15, 1992 when visible emissions from the veneer dryers were observed by the EPA. These dryers were also the subject of a suit filed by the Montana Air Quality Bureau ("MAQB") in March 1990. Prior to the January 15, 1992 alleged violation, the Company entered into a Consent Decree with the MAQB pursuant to which the Company paid a $7,000 civil penalty. Pursuant to the Consent Decree, the Company installed approximately $900,000 of emission control equipment on the dryers on April 14, 1992, in order to comply with the permit and all State and Federal visible emission limits. The EPA is seeking a civil penalty of $180,000 in addition to the civil penalty previously paid. Plum Creek is working with the EPA to resolve issues arising under the NOV.

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

         There is no pending litigation, and to the knowledge of the General Partner there is no threatened litigation, involving the Company which would have a material adverse effect on the business, the financial position, results of operations or liquidity of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED UNITHOLDER MATTERS

         The Partnership's Units are traded on the New York Stock Exchange. As of December 31, 1994, there were approximately 44,500 beneficial owners of 40,608,300 outstanding Units.

         Trading price data, as reported by the New York Stock Exchange, and declared cash distribution information for 1994 and 1993 are as follows (1993 $ per Unit amounts have been restated for the December 6, 1993 three-for-one Unit split):

1994                                    1st Qtr.         2nd Qtr.         3rd Qtr.         4th Qtr.
- ----                                    --------         --------         --------         --------
High                                    $ 32-1/2         $ 28-5/8         $ 26-1/2         $ 24-3/4

Low                                           23           21-1/2           22-5/8           19-5/8

Cash Distribution per Unit                 $0.38            $0.43            $0.43            $0.43


1993                                    1st Qtr.         2nd Qtr.         3rd Qtr.         4th Qtr.
- ----                                    --------         --------         --------         --------
High                                   $  16-5/8        $  17-7/8        $  21-3/4        $  26-3/4

Low                                       14-5/8           15-1/2           17-3/8           20-7/8

Cash Distribution per Unit              $  0.333         $  0.333         $  0.333           $ 0.38


         Cash distributions are paid from available cash as defined by the Partnership's partnership agreement. It is the Company's intention to maintain the distribution into the foreseeable future; however, there can be no guarantee. In addition, the Company's debt agreements have certain restrictive covenants limiting the amount of the cash distribution.

ITEM 6. SELECTED FINANCIAL DATA

                                           1994      1993(2)     1992(5)    1991(6)      1990
                                           ----      -------     -------    -------      ----
 For the year:
 (In millions, except per Unit):
   Revenues (1)                            $ 578.7    $ 501.0    $  439.9    $  389.8   $  372.8
   Depreciation, Depletion and
     Amortization                             54.1       38.8        39.0        43.0       44.9
   Operating Income                          164.1      126.6        97.8        55.7       52.4
   Net Income                                112.2       91.4        64.2        18.7       22.2
   Capital Expenditures (4)                   25.8      284.6        25.6        11.4       20.8
   Net Cash Provided by Operations           155.1      115.3        78.0        62.1       52.8
   Net Income per Unit (3)                    2.36       1.92        1.34        0.37       0.44
   Cash Distributions Declared
     per Unit (3)                             1.67       1.38        1.17        1.07       1.03
 At year end (in millions):
   Working Capital                            93.5       53.2       100.6        73.8       73.0
   Total Assets                              823.2      816.5       586.1       580.8      607.4
   Total Debt                                544.4      569.9       318.5       325.0      325.0
   Partners' Capital                       $ 223.0    $ 192.6    $  225.3    $  211.7   $  240.6

 Operating Data:
   Fee Timber Harvested (MMBF) (1)             559        458         469         563        503
   Non-Fee Timber Harvested (MMBF)              71         77         117          76        102
   Lumber Production (MMBF)                    388        352         395         409        372
   Plywood Production (MMSF)
    (3/8" basis)                               290        289         294         279        268
   MDF Production (MMSF)
    (3/4" basis)                               123        106         109         103         97

(1) Revenues and fee timber harvest increased in 1994 in part due to the November 1993 Montana Timberland Acquisition.

(2) During 1993, the Company elected to change its method for valuing inventories from average cost to the last-in, first-out ("LIFO") method. This change in accounting lowered 1993 earnings by $8.0 million or $0.18 per Unit. The cumulative effect of the accounting change and pro forma effects on prior years' earnings have not been included because such effects are not reasonably determinable. In addition, on August 30, 1993, the Partnership redeemed the
1.25 million (on a pre-Unit split basis) DPIs for $63.0 million.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership and its subsidiaries, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc., ("Marketing"), own, manage, and operate 2.0 million acres of timberland and ten wood products conversion facilities in Montana, Washington and Idaho. The Partnership owns 98 percent of Manufacturing and 96 percent of Marketing. Plum Creek Management Company, L.P., (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining 2 percent and 4 percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing. "Resources Segment" refers to the combined timber and land management business of the Partnership. "Manufacturing Segment" refers to the combined business of Manufacturing and Marketing.

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

         SEASONALITY. Domestic log sales volumes are typically at their lowest point in the second quarter of each year during spring break-up, when warming weather thaws and softens roadbeds, restricting access to logging sites. Revenues from export log sales are affected in part by variations in inventory in the countries where such logs are sold as well as by weather conditions. Winter logging activity in the Pacific Northwest takes place at lower elevations, where predominantly second growth logs are found, affecting the volume of higher quality export logs sold during this time of the year.

         Demand for manufactured products is generally lower in the fall and winter quarters when activity in the construction, industrial and repair and remodeling markets is slower, and higher in the spring and summer quarters when these markets are more active. Working capital varies with seasonal fluctuations. Log inventories increase going into the winter season to prepare for reduced harvest during spring break-up.

         CURRENT MARKET CONDITIONS. Prices for both export and domestic logs continued to be strong in 1994, as in 1993, primarily due to log shortages resulting from litigation and environmental restrictions as well as improved demand for finished wood products. In addition, competition between and within the Northwest export and domestic log markets continues to be strong for available timber as buyers continue to compete for shrinking timber supplies.

         Prices for lumber, plywood and MDF strengthened during 1994. Industry composite indices for lumber and plywood commodity prices were 5% and 7% higher, respectively, in 1994 than 1993. The price improvement was primarily due to improved wood product demand as well as reduced timber supplies. MDF prices increased by 22% in 1994, as compared to 1993, due to increasing worldwide demand for MDF products.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash provided by operating activities was $155.1 million, $115.3 million and $78.0 million for 1994, 1993, and 1992, respectively. The increase in net cash provided by operating activities was primarily attributed to higher net income due to increases in domestic log sales volumes resulting from higher harvest levels. Operating cash flows for 1994 included a $9.2 million use of cash, net of expense, for the funding of unit award benefit plans. Future funding of these benefit plans is contingent on meeting targets as defined in the plans. For further discussion of these benefit plans, see Note 10 of Notes to Combined Financial Statements. On December 31, 1994, the Company had $60.9 million of cash and cash equivalents.

         On August 1, 1994, the Partnership issued $150 million of senior unsecured notes (the "Senior Notes due 2009") bearing interest at 8.73%, due in full on August 1, 2009. The proceeds obtained from the issuance of the Senior Notes due 2009 were used to repay a portion of the bank borrowings ("Acquisition Line of Credit") incurred to finance the November 1993 Montana Timberland Acquisition.

         On November 15, 1994, the Partnership entered into two unsecured revolving lines of credit ("Lines of Credit") with a group of banks that permit the Partnership to borrow up to $135 million for general corporate purposes, including up to $5 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. Proceeds obtained from the Lines of Credit were used to refinance the remaining portion of the Acquisition Line of Credit incurred to finance the November 1993 Montana Timberland Acquisition and to consolidate the Company's remaining outstanding lines of credit. As of December 31, 1994, there were letters of credit issued in the amounts of $1.1 million and $0.5 million for the Partnership and Manufacturing, respectively.

         The Lines of Credit bear a floating rate of interest. One line of credit allows the Partnership to borrow $100 million through October 31, 1999, of which $82.5 million was outstanding at December 31, 1994. The other line of credit allows the Partnership to borrow $35 million through October 30, 1995 (any borrowings outstanding at that time are payable in quarterly installments, at the option of the Partnership, due January 1996 through October 1997), of which $15 million was outstanding at December 31, 1994. On January 5, 1995, $48.5 million of borrowings outstanding on the Lines of Credit were repaid.

         The Company's long-term debt agreements and Lines of Credit contain certain restrictive covenants, including limitations on harvest levels, sale of assets, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants as of December 31, 1994 and 1993.

         On August 30, 1993, the Partnership redeemed the 1.25 million Deferred Participation Interests ("DPIs") for $49.50 per DPI (on a pre-Unit split basis), plus direct costs associated with redeeming the DPIs (see Note 10 of Notes to Combined Financial Statements).

         The Partnership will distribute $0.43 per Unit for the fourth quarter of 1994. The distribution will equal $22.1 million (including $4.6 million to the General Partner), and will be paid on March 1, 1995 to Unitholders of record on February 15, 1995. The computation of cash available for distribution includes a required reserve for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner, for working capital, capital expenditures or future cash distributions.

         Cash required to meet the Partnership's quarterly cash distributions, capital expenditures and to satisfy interest and principal payments on the Company's debt will be significant. The General Partner expects that all debt service will be funded from cash generated by operations. The Partnership expects to make cash distributions from current funds and cash generated from operations.

         The Company is involved in certain environmental and regulatory proceedings and other related matters. Although it is possible that new information or future developments could require the Company to reassess its potential exposure related to these matters, the Company believes, based upon available information, that the resolution of these issues will not have a materially adverse effect on its results of operations, financial position or liquidity.

CAPITAL EXPENDITURES

         Capital expenditures for the Resources Segment were $7.1 million, $260.5 million and $7.9 million for 1994, 1993 and 1992, respectively.
Resource Segment capital expenditures included the construction of logging roads and reforestation. Resources Segment capital expenditures for 1993 included $255.3 million of timberlands purchased as part of the Montana Timberland Acquisition, as well as construction of logging roads and reforestation. Capital expenditures for the Manufacturing Segment were $18.7 million, $24.1 million and $17.7 million for 1994, 1993 and 1992, respectively. Manufacturing Segment capital expenditures in 1994 included the addition of the lumber remanufacturing facility, the installation of various lumber and plywood optimization projects, and the initial stages of the MDF project (see below) which is scheduled for completion in mid-1995.

         Planned capital expenditures for the Resources Segment in 1995 are $8 million, primarily for logging roads and reforestation. The Manufacturing Segment's 1995 planned capital expenditures are $22 million which includes a project in the MDF plant to produce Super-Refined

MDF(2), a higher quality MDF product that can be machined and finished more efficiently, adding significant value to the MDF product line. Planned capital expenditures also include the purchase and installation of various lumber and plywood value-added projects, equipment upgrades to meet environmental requirements, as well as replacements and upgrades of other equipment in several of the Conversion Facilities.

         It is anticipated that the planned 1995 capital expenditures will be funded from current funds and cash generated from operations.


RESULTS OF OPERATIONS

         The following table compares operating income by segment for the years ended December 31, 1994, 1993 and 1992.


                          Operating Income by Segment
                                 (In Thousands)

                                                       1994             1993             1992
                                                       ----             ----             ----
    Resources  . . . . . . . . . . . .              $ 150,730        $ 135,238        $  86,315
    Manufacturing  . . . . . . . . . .                 32,175           11,471           28,164
    Other & Eliminations   . . . . .                  (18,771)         (20,152)         (16,697)
                                                      --------        ---------         --------
    Total  . . . . . . . . . . . . . .              $ 164,134        $ 126,557        $  97,782
                                                    ----------       ----------       ----------


1994 COMPARED TO 1993

        Resources Segment revenues were $324.4 million and $266.1 million for the years ended 1994 and 1993, respectively. Revenues were $58.3 million higher in 1994, primarily due to increased sales volumes and higher prices for domestic logs, offset in part by lower export log sales volumes and lower land sales. Domestic log sales volume increased by 24% as compared to 1993 primarily due to increased harvest levels. The Company's 1994 fee timber harvest was 559 MMBF which was 101 MMBF higher than 1993, primarily as a result of the Montana Timberland Acquisition. Domestic log prices increased in 1994 by 8% as compared to 1993. The higher prices were primarily the result of increased demand for wood products as well as from log shortages in the Northwest caused in part by legal challenges to federal timber sales and changes in federal timber policy. In addition, 1994 land sales were $6.4 million lower than 1993. Land sales declined in 1994, primarily due to the Partnership's strategy of deferring land sales until the completion of state and county growth management processes.

       Resources Segment costs and expenses were $173.7 million and $130.9 million for the years ended 1994 and 1993, respectively. Costs and expenses were $42.8 million higher in 1994 primarily due to the increase in the production volumes of domestic logs, higher log and haul costs resulting from longer hauling distances and higher road amortization and timber depletion rates resulting from the additional roads and timber obtained in the Montana Timberland Acquisition.

       Manufacturing Segment revenues were $372.2 million and $324.6 million for the years ended 1994 and 1993, respectively. Revenues were $47.6 million higher in 1994 due to sales volume increases and higher prices in all product lines. Lumber, plywood, and MDF prices increased in 1994 by 7%, 7% and 22%, respectively, over 1993. The higher prices were the result of improved domestic wood product demand and the impact of the log supply shortage. Lumber sales volumes were 7% higher in 1994 as compared to 1993, primarily due to increased production. MDF sales volumes increased by 15% in 1994 due to increased production as a result of production improvements.

       Manufacturing Segment costs and expenses were $340.1 million and $313.1 million for the years ended 1994 and 1993, respectively. The $27.0 million of higher costs and expenses were primarily due to increased lumber and MDF production volumes and higher log costs (14% and 15% higher for lumber and plywood, respectively) which were the result of improving demand for finished wood products and the log supply shortage.

       Other and eliminations decreased by $1.4 million for the year ended 1994 as compared to 1993, primarily due to a decrease in the cost of employee benefit plans and a decrease in executive incentive compensation paid by the Partnership. Profit resulting from intercompany log sales is deferred until the Manufacturing Segment converts existing log inventories into finished products and sells them to third parties.

       Interest expense increased by $10.7 million in 1994 as compared to 1993 due to an increase in average debt outstanding in 1994, as a result of borrowings in November 1993 to finance the Montana Timberlands Acquisition.
Net other expense increased by $4 million in 1994 as compared to 1993 primarily due to an increase in the minority interest elimination as a result of an increase in net income in the Manufacturing Segment, an increase in fixed asset retirements and an increase in the expense for state taxes payable on behalf of non-resident Unitholders.

       The income allocated to the General Partner increased by $7.5 million during 1994 compared to 1993 as a result of higher net income and higher quarterly distributions to the Unitholders which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution paid), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid which totaled $1.62 per Unit for the year ended 1994, compared to $1.30 per Unit in 1993 (1993 per Unit amounts were restated for the December 6, 1993 three-for-one Unit split).

1993 COMPARED TO 1992

         Resources Segment revenues were $266.1 million and $211.7 million for the years ended 1993 and 1992, respectively. Revenues were $54.4 million higher in 1993, primarily due to higher prices for both export and domestic logs, offset in part by lower land sales and lower harvest levels. Export and domestic log prices increased in 1993 by 33% and 40%, respectively, as compared to 1992. The higher prices were primarily the result of increased demand for wood products as well as from log shortages in the Northwest caused in part by legal challenges to federal timber sales. In addition, 1993 land sales were $12.2 million lower than 1992 primarily due to the July 1992 strategic sale of the 164,000 acre Gallatin Unit. The Company's 1993 fee timber harvest was 458 MMBF (including 12 MMBF from the timberlands acquired during the Montana Timberland Acquisition) which was 11 MMBF lower than 1992 and was the result of planned harvest reductions.

         Resources Segment costs and expenses were $130.9 million and $125.4 million for the years ended 1993 and 1992, respectively. Costs and expenses were $5.5 million higher in 1993, primarily due to higher log & haul costs which were the result of longer hauling distances and more expensive line and helicopter logging, higher Washington state excise tax expense resulting from higher stumpage values and higher silviculture expenses. These amounts were partially offset by a reduction in the planned fee harvest level.

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

         Other and eliminations increased by $3.5 million for the year ended 1993 as compared to 1992 primarily due to higher employee benefit plan expenses. These amounts were offset in part by lower intersegment profit accumulating in inventory resulting from the Company's change in its method for valuing inventories from average cost to LIFO. The change to LIFO resulted in approximately $10.0 million of lower profit accumulating in inventory. Profit resulting from intercompany log sales is deferred until the Manufacturing Segment converts existing log inventories into finished products and sells them to third parties.

           The income allocated to the General Partner increased by $4.1 million during 1993 compared to 1992 as a result of a higher net income and higher quarterly distributions to the Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution paid), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid which totaled $1.30 per Unit for the year ended 1993, which compares to $1.13 per Unit in 1992 (per Unit amounts were restated for the December 6, 1993 three-for-one Unit split).

EXPORT SALES

         The Company sells logs and finished wood products for export. These sales are denominated in U.S. dollars and are generally sold to Pacific Rim countries, principally Japan, and to Canada. Combined export revenues as a percentage of total revenues were 15%, 17% and 16% for 1994, 1993, and 1992, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION


                        PLUM CREEK TIMBER COMPANY, L. P.
                          COMBINED STATEMENT OF INCOME





                                                     Year Ended December 31,
                                                 ---------------------------------
                                                    1994        1993       1992
                                                    ----        ----       ----
                                                 (In Thousands, Except Per Unit)
Revenues ....................................... $ 578,657   $ 501,006   $ 439,904
                                                 ---------   ---------   ---------
Costs and Expenses:
    Cost of Goods Sold .........................   372,467     337,107     305,686
    Selling, General and Administrative ........    42,056      37,342      36,436
                                                 ---------   ---------   ---------
      Total Costs and Expenses .................   414,523     374,449     342,122
                                                 ---------   ---------   ---------
Operating Income ...............................   164,134     126,557      97,782
Interest Expense ...............................   (47,410)    (36,737)    (35,749)
Interest Income ................................       889       2,203       2,870
Other Expense - Net ............................    (4,477)       (474)       (602)
                                                 ---------   ---------   ---------
Income before Income Taxes .....................   113,136      91,549      64,301
Provision for Income Taxes .....................       924         105          80
                                                 ---------   ---------   ---------
Net Income ..................................... $ 112,212   $  91,444   $  64,221
General Partner Interest .......................    16,325       8,837       4,760
                                                 ---------   ---------   ---------
Net Income Allocable to Unitholders ............ $  95,887   $  82,607   $  59,461
                                                 ---------   ---------   ---------
Net Income per Unit ............................ $    2.36   $    1.92   $    1.34
                                                 ---------   ---------   ---------





See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET

                                                      December 31,
                                              ---------------------------
                                                   1994           1993
                                                   ----           ----
                                                    (In Thousands)
ASSETS
Current Assets:
 Cash and Cash Equivalents .................  $     60,942    $    34,025
 Accounts Receivable .......................        26,866         28,711
 Inventories ...............................        54,685         48,102
 Timber Contract Deposits ..................         2,823          2,987
 Other Current Assets ......................         4,013          5,399
                                               -----------     ----------
                                                   149,329        119,224

Timber and Timberlands - Net ...............       495,462        526,762
Property, Plant and Equipment - Net ........       162,017        162,633
Other Assets ...............................        16,418          7,923
                                               -----------     ----------
  Total Assets .............................  $    823,226    $   816,542
                                               -----------     ----------

LIABILITIES
Current Liabilities:
 Current Portion of Long-Term Debt .........  $     13,000    $    13,000
 Current Portion of Lines of Credit ........                       12,500
 Accounts Payable ..........................        13,231         13,038
 Interest Payable ..........................         7,681          3,005
 Wages Payable .............................         6,430          7,857
 Taxes Payable .............................         6,094          5,648
 Workers' Compensation Liabilities .........         2,610          2,610
 Other Current Liabilities .................         6,778          8,338
                                               -----------     ----------
                                                    55,824         65,996

Long-Term Debt .............................       433,900        296,900
Lines of Credit ............................        97,500        247,500
Workers' Compensation Liabilities ..........         9,367          9,805
Other Liabilities ..........................         3,658          3,786
                                               -----------     ----------
  Total Liabilities ........................       600,249        623,987
                                               -----------     ----------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units ....................       223,028        192,925
General Partner ............................           (51)          (370)
                                               -----------     ----------
  Total Partners' Capital ..................       222,977        192,555
                                               -----------     ----------
  Total Liabilities and Partners' Capital ..  $    823,226    $   816,542
                                               -----------     ----------

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS

                                                           Year Ended December 31,
                                                     -----------------------------------
                                                        1994          1993         1992
                                                        ----          ----         ----
                                                                 (In Thousands)
Cash Flows From Operating Activities:
Net Income.........................................  $ 112,212     $  91,444     $ 64,221
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Depreciation, Depletion and Amortization.......     54,143        38,806       39,008
    Gain on Property Dispositions - Net............       (419)       (7,708)     (20,876)
    Working Capital Changes:
      Accounts Receivable ..........................     1,845       (14,183)       1,276
      Inventories ..................................    (6,583)        1,946       (6,237)
      Timber Contract Deposits .....................       164          (510)       2,472
      Other Current Assets .........................     1,386        (3,662)        (549)
      Accounts Payable .............................       193         3,657       (1,156)
      Interest Payable .............................     4,676           742           51
      Wages Payable ................................    (1,427)        1,386         (924)
      Taxes Payable ................................       446         2,039          332
      Workers' Compensation Liabilities ............                     (72)         102
      Other Current Liabilities ....................    (1,560)        3,620         (446)
    Funding of Benefit Plans - Net................      (9,198)
    Other..........................................       (763)       (2,164)         730
                                                      --------      --------      -------
      Net Cash Provided By Operating Activities .... $ 155,115     $ 115,341     $ 78,004
                                                      --------      --------      -------

Cash Flows From Investing Activities:
  Additions to Properties..........................  $ (25,837)    $(284,612)    $(25,615)
  Proceeds from Property Dispositions..............      4,472         6,496       28,591
  Other............................................        458
                                                      --------      --------      -------
      Net Cash Provided By (Used In)
        Investing Activities ......................  $ (20,907)    $(278,116)    $  2,976
                                                      --------      --------      -------

Cash Flows From Financing Acitvities:
  Cash Distributions...............................  $ (81,790)    $ (61,164)    $(50,580)
  Borrowings on Lines of Credit....................    368,345       260,000
  Payments on Lines of Credit......................   (530,846)
  Issuance of Long-Term Debt.......................    150,000
  Retirement of Long-Term Debt.....................    (13,000)       (8,600)      (6,500)
  Redemption of Deferred Participation Interests...                  (63,018)
                                                      --------      --------      -------
      Net Cash Provided By (Used In)
        Financing Activities ......................  $(107,291)    $ 127,218     $(57,080)
                                                      --------      --------      -------
Increase (Decrease) in Cash
  and Cash Equivalents.............................     26,917       (35,557)      23,900
Cash and Cash Equivalents
  Beginning of Year................................     34,025        69,582       45,682
                                                      --------      --------      -------

  End of Year......................................  $  60,942     $  34,025     $ 69,582
                                                      --------      --------      -------

Supplementary Cash Flow Information
- -----------------------------------
  Interest Paid....................................  $  42,734     $  35,995     $ 35,698
  Income Taxes Paid - Net..........................  $     973     $     197     $     50

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.  ACCOUNTING POLICIES

         BASIS OF PRESENTATION. Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership and its subsidiaries, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage and operate 2.0 million acres of timberland and ten wood products conversion facilities in Montana, Washington and Idaho. The Partnership owns 98 percent of Manufacturing and 96 percent of Marketing. Plum Creek Management Company, L.P. (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining 2 percent and 4 percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing. "Resources Segment" refers to the timber and land management business of the Partnership, and "Manufacturing Segment" refers to the combined businesses of Manufacturing and Marketing.

         The combined financial statements of the Company include all the accounts of the Partnership, Manufacturing and Marketing. All significant intercompany transactions have been eliminated in combination. Certain financial statement reclassifications have been made to the 1993 and 1992 amounts presented for comparability purposes and have no impact on net income.

         NET INCOME PER UNIT. Net income per Unit is calculated using the weighted average number of Units outstanding, net of redeemed Units, plus, in 1993 and 1992, any unredeemed Deferred Participation Interests ("DPIs" - see
Note 10 to Notes to Combined Financial Statements) divided into the combined Partnership net income, after adjusting for the General Partner Interest. The weighted average number of Units outstanding was 40,608,300, 43,084,327 and 44,358,300 for the years ended December 31, 1994, 1993 and 1992, respectively.

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

         INVENTORIES. Inventories are stated at the lower of cost or market. Cost for manufactured inventories includes raw materials, labor, supplies, energy, depreciation and production overhead. Cost of logs purchased by the Manufacturing Segment from the Partnership is determined quarterly, based upon estimated market prices and terms in effect at the time. Cost of export log inventories includes timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead. Effective January 1, 1993, the Company changed its method for valuing logs, work-in-process and finished goods inventories from the average cost to the last-in, first-out ("LIFO") method (see Note 3 to Notes to Combined Financial Statements). The average cost method is used to value the Company's supplies inventories.

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

         INCOME TAXES.   The Partnership and Manufacturing are not subject to
federal income tax and their income or loss is included in the tax returns of individual Unitholders. The Partnership files composite returns in the states in which it does business, paying taxes for nonresident Unitholders. Taxes paid for nonresident Unitholders are included in other expense. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities at year-end.


2.  ACCOUNTS RECEIVABLE

         Accounts receivable were presented net of allowances for doubtful accounts of $1,160,000 and $1,174,000 at December 31, 1994 and 1993,
respectively.

3.  INVENTORIES

         Inventories consisted of the following at December 31  (in thousands):

                                                          1994           1993
                                                          ----           ----
Raw materials (logs)  . . . . . . . . . . . . . . .   $   25,908      $  22,868
Work-in-process   . . . . . . . . . . . . . . . . .        5,349          5,442
Export logs   . . . . . . . . . . . . . . . . . . .        1,274          2,488
Finished goods  . . . . . . . . . . . . . . . . . .       16,485         13,570
                                                         -------         ------
                                                          49,016         44,368
Supplies  . . . . . . . . . . . . . . . . . . . . .        5,669          3,734
                                                         -------         ------
    Total   . . . . . . . . . . . . . . . . . . . .   $   54,685      $  48,102
                                                         -------         ------

         Effective January 1, 1993, the Company changed its method of valuing logs, work-in-process and finished goods inventories from the average cost method of accounting to the LIFO method. Management believes the LIFO method results in a better matching of current costs with current revenues. The effect of this change in 1993 was to decrease earnings by $8.0 million, or $0.18 per Unit. The cumulative effect of this accounting change and the pro forma effects on prior years' earnings have not been included because such effects are not reasonably determinable. Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at December 31, 1994 and 1993 was $54.9 million and $52.4 million, respectively.


4.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following at December 31 (in thousands):

                                                         1994            1993
                                                         ----            ----
Timber and logging roads - net    . . . . . . . . .   $  450,956      $  482,175
Timberlands   . . . . . . . . . . . . . . . . . . .       44,506          44,587
                                                        --------         -------
   Timber and Timberlands - net   . . . . . . . . .   $  495,462      $  526,762
                                                        --------         -------

         Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                       1994            1993
                                                       ----            ----
Land, buildings and improvements    . . . . . . . .  $ 47,429        $ 43,173
Machinery and equipment   . . . . . . . . . . . . .   208,085         197,353
                                                     --------        --------
                                                      255,514         240,526
Accumulated depreciation  . . . . . . . . . . . . .   (93,497)        (77,893)
                                                     --------        --------
    Property, Plant and Equipment - net   . . . . .  $162,017        $162,633
                                                     --------        --------

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


5.  BORROWINGS

         Long-term debt consisted of the following at December 31 (in thousands):


                                                       1994            1993
                                                       ----            ----
Senior Notes due 2007 . . . . . . . . . . . . . . .  $151,800        $158,400
Senior Notes due 2009 . . . . . . . . . . . . . . .   150,000
First Mortgage Notes  . . . . . . . . . . . . . . .   145,100         151,500
Lines of Credit . . . . . . . . . . . . . . . . . .    97,500         260,000
                                                     --------        --------

     Total Long-term Debt . . . . . . . . . . . . .   544,400         569,900
     Less: Current Portion  . . . . . . . . . . . .   (13,000)        (25,500)
                                                     --------        --------
     Long-Term Portion. . . . . . . . . . . . . . .  $531,400        $544,400
                                                     --------        --------

         On August 1, 1994, the Partnership issued $150 million of senior notes due in full on August 1, 2009 (the "Senior Notes due 2009") which bear interest at 8.73%, payable semi-annually. The proceeds obtained from the issuance of the Senior Notes due 2009 were used to refinance a portion of the $260 million Line of Credit incurred to finance the November 1, 1993 Montana Timberland Acquisition.

         The Senior Notes due 2007 and the First Mortgage Notes bear interest of 11.125%, payable semi-annually. The Senior Notes due 2007, the Senior Notes due 2009 and the First Mortgage Notes (collectively, the "Note Agreements") are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturity as the Note Agreements. At December 31, 1994 and 1993, the premium that would have been due upon early retirement would have approximated $57 million and $110 million, respectively. The two series of senior notes are unsecured. The First Mortgage Notes are collateralized by the property, plant and equipment of Manufacturing and are guaranteed by the Partnership.

         On November 15, 1994, the Partnership entered into two unsecured revolving lines of credit ("Lines of Credit") with a group of banks that permit the Partnership to borrow up to $135 million for general corporate purposes, including up to $5 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. As of December 31, 1994, there were letters of credit issued in the amounts of $1.1 million and $0.5 million for the Partnership and Manufacturing, respectively. Proceeds obtained from the Lines of Credit were used to retire the remaining portion of the $260 million Line of Credit incurred to finance the November 1, 1993 Montana Timberland Acquisition and consolidate the Company's remaining outstanding lines of credit.

         The Lines of Credit bear a floating rate of interest (6.86% at December 31, 1994). One line of credit allows the Partnership to borrow $100 million through October 31, 1999, of which $82.5 million was outstanding at December 31, 1994. The other line of credit allows the Partnership to borrow $35 million through October 30, 1995 (any borrowings outstanding at that time are payable, at the option of the Partnership, in quarterly installments due January 1996 through October 1997), of which $15 million was outstanding at December 31, 1994. The $15 million was classified as long-term debt due in 1999 due to the Company's intent and ability to finance these borrowings on a long-term basis. As of December 31, 1994, the unused portion of Lines of Credit was $37.5 million. On January 5, 1995, $48.5 million of borrowings on the Lines of Credit were repaid.

         The annual principal payments on the Note Agreements and mandatory principal payments under the Lines of Credit are as follows (in thousands):

                                     Note          Lines of
                                  Agreements        Credit
                                  ----------       --------
         1995                       $ 13,000
         1996                         14,100
         1997                         17,400
         1998                         18,400
         1999                         18,400       $97,500
         2000 through 2007            26,950
         2009                        150,000

         All principal and interest payments due under the Note Agreements and Lines of Credit are nonrecourse to the General Partner.

         The Note Agreements and the Lines of Credit contain certain restrictive covenants, including limitations of harvest levels, sale of assets, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants at December 31, 1994 and 1993.


6.  FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the Company's debt, based on current interest rates for similar obligations with like maturities, was approximately $570 million and $648 million and was carried at $544 million and $570 million as of December 31, 1994 and 1993, respectively.


7.  PARTNERS' CAPITAL

            The changes in Partners' Capital were as follows (in thousands):

                           Limited                    General
                           Partners        DPIs       Partner        Total
                           --------      --------     -------      ---------
 January 1, 1992          $ 197,688      $ 15,000     $(1,036)     $ 211,652
 Net Income                  59,461                     4,760         64,221
 Cash Distributions         (46,022)                   (4,558)       (50,580)
                          ---------      --------    --------      ---------
 December 31, 1992          211,127        15,000        (834)       225,293
 Net Income                  82,607                     8,837         91,444
 Cash Distributions         (52,791)                   (8,373)       (61,164)
 Redemption of DPIs         (48,018)      (15,000)                   (63,018)
                          ---------      --------    --------      ---------
 December 31, 1993          192,925                      (370)       192,555
 Net Income                  95,887                    16,325        112,212
 Cash Distributions         (65,784)                  (16,006)       (81,790)
                          ---------      --------    --------      ---------
 December 31, 1994        $ 223,028      $           $    (51)     $ 222,977
                          ---------      --------    --------      ---------


         The total number of Units outstanding at December 31, 1994 and 1993 was 40,608,300. At December 31, 1992 there were 1.25 million DPIs (on a pre-Unit split basis) outstanding. The DPIs were redeemed on August 30, 1993 (see Note 10 to Notes to Combined Financial Statements).

         In accordance with the Partnership Agreement, the General Partner is authorized to make quarterly cash distributions. For the years ended December 31, 1994, 1993 and 1992, the General Partner declared $1.67, $1.38 and $1.17 per Unit, respectively, to be paid to the Partnership's

Unitholders. If quarterly cash distributions exceed $0.22 per Unit, the General Partner is provided with an incentive distribution. See Note 10 to Notes to Combined Financial Statements.


8.  INCOME TAXES

       The provision for income taxes was as follows (in thousands):

                                              Year Ended December 31,
                                  ----------------------------------------------
                                     1994               1993            1992
                                   -----------       ----------       ----------
Current Federal   . . . . . . .   $    829          $     49            $   61
Current State   . . . . . . . .         95                56                19
                                     -----           -------             -----
Total   . . . . . . . . . . . .   $    924          $    105            $   80
                                      ----           -------             -----

         Reconciliation of the federal statutory rate to the effective income tax rate was as follows:

                                               1994      1993     1992
                                               ----      ----     ----
Statutory tax rate  . . . . . . . . . . . . .   35.0%     35.0%    34.0%
State tax net of federal tax benefit  . . . .    0.1       0.1      0.1
Nontaxable partnership income . . . . . . . .  (33.6)    (34.3)   (33.6)
Net operating loss carryforward   . . . . . .   (0.7)     (0.7)    (0.4)
                                               ------    ------   ------
    Effective tax rate  . . . . . . . . . . .    0.8%      0.1%     0.1%
                                               ------    ------   ------


9.  EMPLOYEE PENSION AND RETIREMENT PLANS

         PENSION PLAN. The Company's pension plan is a non-contributory defined benefit plan covering substantially all employees. The salaried employee benefits are based on years of credited service and the highest five-year average compensation levels, and the hourly employee benefits are based on years of service. Contributions to the plans are based upon the Projected Unit Credit actuarial funding method and are limited to amounts that are currently deductible for tax purposes. The Company's pension expense was $1.9 million, $2.1 million and $1.6 million for 1994, 1993, and 1992, respectively.

         The following table sets forth the funded status of the Company's pension plan at December 31 (in thousands):

                                                                 1994         1993
                                                                 ----         ----
 Actuarial present value of benefit obligations:
     Vested   . . . . . . . . . . . . . . . . . . . . . . . .  $ 27,256      $ 28,611
     Non-vested   . . . . . . . . . . . . . . . . . . . . . .       608           637
                                                                -------       -------
 Accumulated benefit obligation   . . . . . . . . . . . . . .    27,864        29,248
                                                                -------       -------

 Projected benefit obligation   . . . . . . . . . . . . . . .    34,113        37,514
 Plan assets, primarily marketable equity and debt
     securities, at fair market value . . . . . . . . . . . .    32,800        31,437
                                                                -------       -------
 Projected benefit obligation in excess of plan assets  . . .    (1,313)       (6,077)
 Unrecognized net loss  . . . . . . . . . . . . . . . . . . .     4,807         7,934
 Prior service cost not yet recognized  . . . . . . . . . . .       346           366
                                                                -------       -------
 Prepaid pension cost   . . . . . . . . . . . . . . . . . . .  $  3,840     $   2,223
                                                                -------       -------

The components of the Company's pension cost were as follows (in thousands):

                                                        Year Ended December 31,
                                                  -----------------------------------
                                                    1994          1993        1992
                                                   ------       -------      ------
 Service cost   . . . . . . . . . . . . . . . .   $ 1,441       $ 1,374      $ 1,084
 Interest cost on a projected obligation  . . .     2,709         2,573        2,335
 Return on plan assets  . . . . . . . . . . . .       432        (3,578)      (1,008)
 Minimum amortization of loss   . . . . . . . .    (2,715)        1,763         (784)
                                                  -------       -------      -------
     Net pension cost   . . . . . . . . . . . .   $ 1,867       $ 2,132      $ 1,627
                                                  -------       -------      -------

                 The following assumptions were used in the accounting for the Company's pension plan as of December 31:

                                                         1994         1993        1992
                                                        ------      -------      ------
Weighted average discount rate  . . . . . . . . . . . .  8.5%         7.5%        8.5%
Rate of increase in compensation levels   . . . . . . .  5.0%         5.0%        5.0%
Expected long-term rate of return on plan assets  . . .  8.0%         8.0%        9.0%

         The Company adopted two nonqualified defined benefit pension plans for executives and key management employees effective January 1, 1993 and January 1, 1994, respectively. The projected benefit obligation for these plans was $2.7 million and $1.9 million as of
December 31, 1994 and 1993, respectively.   The Company's pension expense for
these plans was $0.8 million and $0.4 million for 1994 and 1993, respectively.

         THRIFT AND PROFIT SHARING PLAN. The Company sponsors an employee thrift and profit sharing plan under section 401 of the Internal Revenue Code. This plan covers substantially all full-time employees. The Company matches employee contributions of up to 6 percent of compensation at rates ranging from 35 to 75 percent, depending upon the Company's financial performance. Amounts charged to expense were $2.0 million, $2.3 million and $2.4 million during 1994, 1993 and 1992, respectively.

         OTHER BENEFIT PLANS. Certain executives and key employees of the General Partner participate in incentive benefit plans established by the General Partner which provide for the granting of Units and/or cash bonuses upon meeting performance objectives. See Note 10 to Notes to Combined Financial Statements.


10.  RELATED-PARTY TRANSACTIONS

         The General Partner is responsible for all decisions related to the management of the Company. The General Partner has a 2 percent general partner interest in the income and cash distributions of the Partnership, subject to certain adjustments, and owns 2 percent and 4 percent interests in Manufacturing and Marketing, respectively. The Company reimburses the General Partner for the actual cost of administering its businesses. Amounts reimbursed to the General Partner for such costs were $5.0 million and $4.8 million for the years ended December 31, 1994 and 1992, respectively. During 1993, the Company directly paid the costs associated with administering the businesses.

         Effective October 1, 1993, the General Partner established a Long-Term Incentive Plan ("LTIP") which provides for granting Unit Appreciation Rights ("UARs") to certain executives of the General Partner. When any of five Unit Value Targets ("UVTs") established by the LTIP are met through a combination of Unit market appreciation plus Partnership cash distributions, a percentage of the UARs is triggered and Units are credited to the executives' accounts. The performance period under the LTIP during which UVTs may be met ends December 31, 1998 at which time any earned Units will be distributed. Costs incurred by the General Partner in administering and funding the LTIP are borne by the Partnership.

         The General Partner has granted 1,250,000 UARs, net of forfeitures, which could result in a total of 628,573 Units being earned under the LTIP if all UVTs are met. Units in the executives' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. During 1994, two UVTs were achieved and 141,429 Units were allocated to the executives' accounts. Total compensation expense with respect to the achievement of these two UVTs will be approximately $3.8 million of which $0.8 million was recognized in 1994 . The remaining compensation expense will be recognized over the remaining performance period ending December 31, 1998.

         Effective January 1, 1994, the General Partner established a Key Employee Long-Term Incentive Plan ("KLTIP") for certain of its other key employees. The KLTIP provisions are similar to the LTIP described above, but different UVTs apply. In 1994, the General Partner granted 368,000 UARs, net of forfeitures, which could result in a total of 185,036 Units being earned under the KLTIP if all UVTs are met. Units in the participants' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. No UVTs have been achieved under the KLTIP. Costs incurred by the General Partner in administering and funding the plan are borne by the Partnership.

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

         Effective January 1, 1994, the General Partner established a Management Incentive Plan ("MIP") for certain executives of the General Partner. An annual bonus of up to 100% of the respective executive's base salary may be awarded if certain performance objectives established by the General Partner are met by the Company and by the executive. One-half of the bonus will be paid annually in cash and the remaining half will be converted into Units at fair market value and will be distributed at the end of three years. Units in executives' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. Costs incurred in administering and funding the plan are borne by the General Partner.

         On August 12, 1993, the Partnership held a special meeting of the Unitholders to approve a proposal to redeem the 1.25 million DPIs (on a pre-Unit split basis). Approval was obtained and on August 30, 1993, the Partnership redeemed the 1.25 million DPIs for $49.50 per DPI (on a pre-Unit split basis), plus direct costs associated with redeeming the DPIs.

         Net income is allocated to the General Partner based on 2 percent of the Company's combined net income (adjusted for the incentive distribution), plus the incentive distribution, as provided by the Partnership Agreement. The incentive distributions paid in 1994, 1993 and 1992 were approximately $14.4 million, $7.2 million and $3.5 million, respectively.

         Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the General Partner have a duty to manage the Company in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company. Related non-interest bearing receivables and payables between the General Partner and the Company are settled in the ordinary course of business. As of December 31, 1994 and 1993, the Company had a receivable from the General Partner of $176,000 and $8,000, respectively.

11.  COMMITMENTS AND CONTINGENCIES

         A portion of the Company's log requirements is acquired through contracts with public and private sources. Except for required deposits, no amounts are recorded until such time as the Company harvests the timber. At December 31, 1994 and 1993, the unrecorded amounts of those contract commitments were approximately $30.4 million and $47.0 million, respectively. During 1993, the Partnership entered into a log sourcing contract to sell approximately 950 million board feet ("MMBF") of logs to a customer over a 10-year period ending in 2003, at prevailing market rates. At December 31, 1994 the Partnership had a remaining commitment of approximately 814 MMBF.

         There are no contingent liabilities which would have a materially adverse effect on the financial position, the results of operations or liquidity of the Company.

         The Company is subject to regulations regarding harvest practices and is involved in various legal proceedings, including environmental matters, incidental to its business. While administration of current regulations and any new regulations or proceedings have elements of uncertainty, the General Partner believes that none of the pending legal proceedings or regulatory matters will have a materially adverse effect on the financial position, the results of operations or liquidity of the Company.

         The Company leases buildings and equipment under non-cancelable operating lease agreements. The Company's operating lease expense was $1.8 million for 1994 and $1.9 million for 1993 and 1992. The following summarizes the minimum lease payments (in thousands):

                 1995  . . . . . . . . . . .      $   1,823
                 1996  . . . . . . . . . . .          1,656
                 1997  . . . . . . . . . . .          1,454
                 1998  . . . . . . . . . . .          1,145
                 1999  . . . . . . . . . . .            547
                 Thereafter  . . . . . . . .          2,088
                                                     ------
                 Total   . . . . . . . . . .      $   8,713
                                                     ------

12.  SEGMENT INFORMATION

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                (In Thousands)
 Revenues                                        1994           1993          1992
                                                 ----           ----          ----
   Resources                                 $  324,426      $ 266,084      $ 211,701
   Manufacturing                                372,248        324,625        294,024
   Eliminations                                (118,017)       (89,703)       (65,821)
                                              ---------       --------       --------
                                             $  578,657      $ 501,006      $ 439,904
                                              ---------       --------       --------
 Operating Income
   Resources                                 $  150,730      $ 135,238      $  86,315
   Manufacturing                                 32,175         11,471         28,164
   Other and Eliminations                       (18,771)       (20,152)       (16,697)
                                              ---------       --------       --------
                                             $  164,134      $ 126,557      $  97,782
                                              ---------       --------       --------
 Depreciation, Depletion and Amortization
   Resources                                 $   36,782      $  22,570      $  23,679
   Manufacturing                                 17,361         16,236         15,329
                                              ---------       --------       --------
                                             $   54,143      $  38,806      $  39,008
                                              ---------       --------       --------
 Identifiable Assets
   Resources                                 $  617,942      $ 615,730      $ 370,811
   Manufacturing                                244,413        236,700        230,392
   Eliminations                                 (39,129)       (35,888)       (15,087)
                                              ---------       --------       --------
                                             $  823,226      $ 816,542      $ 586,116
                                              ---------       --------       --------
 Capital Expenditures
   Resources                                      7,139      $ 260,534      $   7,887
   Manufacturing                                 18,698         24,078         17,728
                                              ---------       --------       --------
                                             $   25,837      $ 284,612      $  25,615
                                              ---------       --------       --------

         Operating revenues include both sales to unaffiliated customers and intersegment sales. Intersegment sales prices are determined quarterly, based upon estimated market prices and terms in effect at that time and are eliminated in combination. Intersegment sales from the Resources Segment to the Manufacturing Segment were $118.0 million, $89.7 million and $65.8 million for 1994, 1993 and 1992, respectively.

         Operating income from the Resources Segment includes land sales of $1.9 million, $7.7 million and $20.3 million, for 1994, 1993 and 1992, respectively. Combined export revenues, primarily to Pacific Rim countries, as a percentage of total revenues were 15%, 17% and 16% for 1994, 1993 and 1992, respectively.

         During 1994, net sales to one Resources Segment customer were approximately 11% of combined revenues.

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


13.  SUBSEQUENT EVENT

         On January 24, 1995, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.43 per Unit for the fourth quarter of 1994. Total distributions will approximate $22.1 million (including $4.6 million to the General Partner) and will be paid on March 1, 1995 to Unitholders of record on February 15, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Unitholders and Directors of the General Partner of Plum Creek Timber Company, L.P.


We have audited the accompanying combined balance sheet of Plum Creek Timber Company, L.P. as of December 31, 1994 and 1993, and the related combined statements of income and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Plum Creek Timber Company, L.P. at December 31, 1994 and 1993, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 3 of the Combined Financial Statements, the Company changed its method of accounting for inventories effective January 1, 1993.




Coopers & Lybrand L.L.P.
Seattle, Washington
January 24, 1995

SUPPLEMENTARY FINANCIAL INFORMATION

                         Combined Quarterly Information
                                  (Unaudited)
                        (In Thousands, Except per Unit)



1994                                    1st Qtr           2nd Qtr          3rd Qtr         4th Qtr
- ----                                    -------           -------          -------         -------
Operating Revenues  . . . . . . .     $ 142,457         $ 135,659        $ 147,387       $ 153,154
Operating Income . . . . . . . . .       43,421            35,947           39,799          44,967
Net Income . . . . . . . . . . . . . .   30,651            23,798           26,755          31,008
Net Income Allocable
 to Unitholders   . . . . . . . .        27,071            20,354           22,147          26,315
Net Income per Unit . . . . . . .         $0.67             $0.50            $0.54           $0.65

1993 (1)                                1st Qtr           2nd Qtr          3rd Qtr         4th Qtr
- --------                                -------           -------          -------         -------
Operating Revenues  . . . . . . .     $ 116,422         $ 117,077        $ 129,955       $ 137,552
Operating Income  . . . . . . . .        32,701            35,311           29,095          29,450
Net Income  . . . . . . . . . . .        23,560            26,264           21,297          20,323
Net Income Allocable
 to Unitholders   . . . . . . . .        21,889            23,802           18,935          17,981
Net Income per Unit (2) . . . . .         $0.49            $ 0.54           $ 0.44          $ 0.45


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

(2) Per Unit amounts have been restated for the December 6, 1993 three-for-one Unit split.

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


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         (1)  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

         The following combined financial statements of the Company are included in Part II, Item 8 of this Form 10-K:

         Combined Statement of Income   . . . . . . . . . . . . . . . . .   26
         Combined Balance Sheet   . . . . . . . . . . . . . . . . . . . .   27
         Combined Statement of Cash Flows   . . . . . . . . . . . . . . .   28
         Notes to Combined Financial Statements   . . . . . . . . . . . .   29
         Report of Independent Accountants  . . . . . . . . . . . . . . .   42
         Supplementary Financial Information  . . . . . . . . . . . . . .   43

         (2)  FINANCIAL STATEMENT SCHEDULES

                 Not applicable.

         (3)  LIST OF EXHIBITS

                 All required exhibits will be filed by amendment to this Form 10-K on Form 10K/A.

(B)  REPORTS ON FORM 8-K


         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 (or 15(d)) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            PLUM CREEK TIMBER COMPANY, L. P.
            --------------------------------
                     (Registrant)

                                      By:  Plum Creek Management Company, L.P.
                                      as General Partner


                                      BY:            RICK R. HOLLEY
                                          -------------------------------------
                                                     Rick R.  Holley
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated, on behalf of, as applicable, Plum Creek Management Company, L.P., the registrant's general partner, and/or PC Advisory Corp. I, the general partner of the managing general partner of the registrant's general partner.


By       DAVID D. LELAND         Chairman of the Board of               January 24, 1995
    ------------------------     Directors, PC Advisory Corp. I

By       IAN B. DAVIDSON         Director, PC Advisory Corp. I          January 24, 1995
    ------------------------

By     GEORGE M. DENNISON        Director, PC Advisory Corp. I          January 24, 1995
    ------------------------

By       RICK R. HOLLEY          President and Chief Executive          January 24, 1995
    ------------------------     Officer, Plum Creek Management
                                 Co., L.P.
                                 Director, PC Advisory Corp. I

By    WILLIAM E. OBERNDORF       Director, PC Advisory Corp. I          January 24, 1995
    ------------------------

By    WILLIAM J. PATTERSON       Director, PC Advisory Corp. I          January 24, 1995
    ------------------------

By       JOHN H. SCULLY          Director, PC Advisory Corp. I          January 24, 1995
    ------------------------

By        DIANE M. IRVINE        Vice President and Chief Financial     January 24, 1995
    ------------------------     Officer, Plum Creek Management
                                 Co., L.P.

By       DAVID A. BROWN          Controller, Plum Creek                 January 24, 1995
    ------------------------     Management Co., L.P.