Form 10-K/A
period 1994-12-31
PLUM CREEK TIMBER CO L P
filed 1995-04-26
CIK 849213

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


        The undersigned Registrant hereby amends the following items of its Annual Report for 1994 on Form 10-K as set forth in the pages attached hereto:

                Item 10   Directors and Executive Officers of the Registrant

                Item 11   Executive Compensation

                Item 12 Security Ownership of Certain Beneficial Owners and Management

                Item 13   Certain Relationships and Related Transactions

                Item 14   (a)(3) Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PLUM CREEK TIMBER COMPANY, L.P.

                               By: Plum Creek Management Company, L.P.,
                                   its General Partner


Date:  April 25, 1995          By: DIANE M. IRVINE
                                   ------------------------------------------
                                   Diane M. Irvine,
                                   Vice President and Chief Financial Officer

                     See Exhibit Index on page 14 and 15.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS OF THE GENERAL PARTNER OF THE REGISTRANT

         The following eight persons are currently Directors of PC Advisory Corp. I ("Corp. I"), a Delaware corporation and the indirect general partner of Plum Creek Management Company, L.P. (the "General Partner"), a Delaware limited partnership, which is the general partner of the Registrant. The eight were elected by unanimous written consent of the stockholders of Corp. I to hold office until the Annual Meeting of Stockholders in 1996 and until their successors are duly elected and qualified. There are no family relationships among them.

         Ian B. Davidson (Age 63) -- Mr. Davidson was elected a Director of Corp. I in December 1992 and is a member of both the Audit Committee and the Compensation Committee and is Chairman of the Conflicts Committee of the Board of Directors. Since 1970, Mr. Davidson has been Chairman and Chief Executive Officer of D. A. Davidson & Co. and DADCO. Mr. Davidson also serves as a Director of Energy West and the DADCO Companies.

         George M. Dennison (Age 59) -- Dr. Dennison was elected a Director of Corp. I effective February 1994 and is a member of the Audit Committee, the Compensation Committee and the Conflicts Committee of the Board of Directors. Since 1990, Dr. Dennison has been President and Professor of History at The University of Montana. From 1987 to 1990, Dr. Dennison was Provost and Vice President for Academic Affairs and Professor of History at Western Michigan University.

         Charles P. Grenier (Age 45) -- Mr. Grenier was elected a Director of Corp. I effective April 11, 1995. Mr. Grenier has been Executive Vice President of the General Partner since January 1, 1994. Mr. Grenier was Vice President, Rocky Mountain Region of the General Partner from December 1992 to December 1993 and was Vice President, Rocky Mountain Region of the former general partner of the Registrant, Plum Creek Management Company, from June 1989 to December 1992.

         Rick R. Holley (Age 43) -- Mr. Holley was elected a Director of Corp. I effective January 1, 1994. Mr. Holley has been President and Chief
Executive Officer of the General Partner since January 1, 1994.   Mr. Holley
was Vice President and Chief Financial Officer of the General Partner from December 1992 to December 1993 and was Vice President and Chief Financial Officer of the former general partner of the Registrant, Plum Creek Management Company, from April 1989 to December 1992.

         David D. Leland (Age 59) -- Mr. Leland became a Director and Chairman of the Board of Directors of Corp. I in December 1992 and is a member of the Compensation Committee of the

Board of Directors. Mr. Leland was President and Chief Executive Officer of the General Partner from December 1992 to December 1993. Mr. Leland was a Director and President and Chief Executive Officer of the former general partner of the Registrant, Plum Creek Management Company, from April 1989 to December 1992.

         William E. Oberndorf (Age 41) -- Mr. Oberndorf was elected a Director of Corp. I in November 1992 and is Chairman of the Compensation Committee of the Board of Directors. Mr. Oberndorf is Vice President and Treasurer of Corp.
I. Since 1991, Mr. Oberndorf's principal occupation has been as a Managing Director of SPO Partners & Co., an affiliate of the Registrant. From 1982 to 1991, Mr. Oberndorf was a general partner of San Francisco Partners II, L.P. Mr. Oberndorf serves as a Director for Bell & Howell Holdings Company and Wometco Cable Corp.

         William J. Patterson (Age 33) -- Mr. Patterson became a Director of Corp. I in November 1992 and is Chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors. Mr. Patterson is a Vice President of Corp. I. Since 1991, Mr. Patterson's principal occupation has been as a Managing Director of SPO Partners & Co., an affiliate of the Registrant. From 1989 to 1991, Mr. Patterson was an associate with San Francisco Partners II, L.P.

         John H. Scully (Age 50) -- Mr. Scully was elected a Director of Corp. I in November 1992 and is a member of the Compensation Committee of the Board of Directors. Mr. Scully is President of Corp. I. Since 1991, Mr. Scully's principal occupation has been as a Managing Director of SPO Partners & Co., an affiliate of the Registrant. From 1969 to 1991, Mr. Scully was a general partner of San Francisco Partners II, L.P. Mr. Scully serves as a Director for Bell & Howell Holdings Company and Wometco Cable Corp.


EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE REGISTRANT

         The names, ages, offices and periods of service as executive officers of the General Partner are listed below. There are no family relationships among them.


                                                                                     OFFICER
NAME                     AGE     OFFICE                                              SINCE(d)
- ----                     ---     ------                                              --------
Rick R. Holley (a)        43     President and Chief Executive Officer                 1989
Charles P. Grenier (a)    45     Executive Vice President                              1989
William R. Brown (b)      43     Vice President, Resource Management                   1995
Diane M. Irvine (c)       36     Vice President and Chief Financial Officer            1994
James A. Kraft (a)        40     Vice President, Law                                   1989


(a) Served during the past five years in a managerial or executive capacity with the General Partner's predecessor, Plum Creek Management Company, and the General Partner.

(b)        Mr. Brown became Vice President, Resource Management of the General
           Partner on

           February 22, 1995. Mr. Brown was the Director, Planning for the General Partner's predecessor, Plum Creek Management Company, and
           the General Partner from August 1990 to February 1995.   From June
           1987 to June 1990, Mr. Brown was the Director, Planning for Glacier Park Company.

(c) Served since February 7, 1994 as Vice President and Chief Financial Officer of the General Partner. Ms. Irvine was a Partner with Coopers & Lybrand from October 1993 to February 1994 and was a manager with Coopers & Lybrand from July 1987 to September 1993.

(d) Includes periods of time as an executive officer with the General Partner and with the former general partner of Registrant, Plum Creek Management Company.


           Executive officers of the General Partner are appointed annually at the second quarterly meeting of the Board of Directors of Corp. I.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           David D. Leland, a Director of Corp. I, failed to report in a timely manner on a Form 4 for 1994 the disposition by him on August 24 and August 25, 1994 of 2,000 and 8,000 Limited Partnership Units of the Registrant ("Units"), respectively. The Units were reported on a Form 4 by Mr. Leland on October 18, 1994.

           Ian B. Davidson, a Director of Corp. I, failed to report in a timely manner on a Form 4 for 1994 the acquisition by his wife on June 17, 1994 of 200 Units of the Registrant. The Units were reported on a Form 5 by Mr. Davidson on February 14, 1995.

           Other than the late reportings noted above, the Registrant is not aware of any reporting violations regarding Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

           The following table sets forth a summary of compensation for the three fiscal years ended December 31, 1994 for the President and Chief Executive Officer and the four other most highly compensated executive officers of the Registrant for services rendered in all capacities. Compensation amounts are on an accrual basis and include amounts deferred at the officer's election.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                                  COMPENSATION
                                                                                  ------------
                                               ANNUAL COMPENSATION                   AWARDS
                                   -----------------------------------------------------------
                                                                     (c)              (d)           (c)(e)(f)(g)
                                                                OTHER ANNUAL       RESTRICTED        ALL OTHER
NAME & PRINCIPAL                                     (b)        COMPENSATION      STOCK AWARDS      COMPENSATION
POSITION (a)               YEAR     SALARY ($)    BONUS ($)         ($)               ($)                ($)
- ----------------           ----     ----------    ---------     ------------      ------------      ------------
Rick R. Holley             1994      $375,000     $187,500                          $187,500          $111,755
President and              1993      $149,733      $90,840            $ 10                            $377,470
Chief Executive Officer    1992      $139,567      $84,840            $111                            $331,784

Robert E. Manne            1994      $300,000     $150,000                          $150,000           $64,871
Executive Vice             1993      $152,717      $92,430            $102                            $366,531
President                  1992      $145,000      $87,630            $192                            $316,112

Charles P. Grenier         1994      $300,000     $150,000                          $150,000           $64,871
Executive Vice             1993      $148,433      $90,060             $20                            $366,131
President                  1992      $139,083      $84,060            $249                            $315,335

James A. Kraft             1994      $200,000     $100,000                          $100,000           $49,711
Vice President, Law        1993      $123,633      $62,650             $37                            $279,232
                           1992      $114,467      $57,650             $15                            $283,332

Diane M. Irvine            1994      $135,288      $75,000         $10,728           $75,000           $37,500
Vice President and
Chief Financial Officer

(a)      Principal position as of December 31, 1994.

(b) Bonuses include cash amounts awarded under the Management Incentive Plan ("MIP"). Under the terms of the MIP, one half of any bonus awarded is paid in cash and the remaining half of any bonus awarded is converted into restricted Shadow Units (defined below). The Shadow Unit portion of the awards are reflected under the Restricted Stock Awards column of the Summary Compensation Table. Payments made under the MIP are not reimbursable by the Registrant.

(c) All Other Compensation and Other Annual Compensation includes $30,000 and $10,728, respectively, for reimbursement to Ms. Irvine of the purchase price of 1,000 Units and the related tax liability.

(d) The amounts under the Restricted Stock Awards column of the Summary Compensation Table represent Shadow Units awarded under the MIP. Messrs. Holley, Manne, Grenier, Kraft and Ms. Irvine were awarded 8,287, 6,630, 6,630, 4,420 and 3,315 Shadow Units on January 30, 1995
         for the 1994 Plan Year. The number of Shadow Units credited to each participant's account was determined by the amount of the Unit portion of bonuses awarded divided by the Average Price of a Unit for the date the cash portion was paid to the Participant.

         Once Shadow Units have been credited to a participant's account, additional Shadow Units will be credited to the participant's account with respect to subsequent cash distributions made by the Registrant. The number of additional Shadow Units to be so credited is equal to the per Unit distribution amount multiplied by the number of Shadow Units currently credited to the participant's account divided by the Average Price of the Units on the distribution date.

         Each Shadow Unit credited to a participant's account represents the participant's right to receive an actual Unit upon the occurrence of a realization event which is defined as the earliest of the expiration of the Performance Period (three years subsequent to the Plan Year for which the bonus is awarded), a change in control or the participant's termination of employment as a result of permanent disability or the participant's death. If the participant's employment is terminated involuntarily for cause prior to the occurrence of a realization event, the participant forfeits any Shadow Units credited to his or her account.

(e)      All Other Compensation includes director fees of $34,000 paid to Mr.
         Holley.

(f) All Other Compensation includes participation in the Incentive Sharing Plan ("IS Plan"). The IS Plan provided for cash incentive payments by the General Partner to eligible key employees of the General Partner and the Registrant and its subsidiaries. The incentive payments were made from a pool consisting of an amount between 25% and 50% of the incentive cash distributions declared by the Registrant to the General Partner for any year prior to 1994. Payments made under the IS Plan are not reimbursable by the Registrant. Compensation related to distributions declared for 1993, paid in 1994, from the IS Plan to Messrs. Holley,

         Manne, Grenier, and Kraft totalled $44,218, $44,218, $44,218 and $33,690, respectively. Participation in the IS Plan by the above participants terminated in 1994.

(g) All Other Compensation includes matching thrift contributions in the Plum Creek Thrift and Profit Sharing Plan for Messrs. Holley, Manne, Grenier and Kraft totaling $6,750 each and includes matching thrift contributions in the Plum Creek Supplemental Benefits Plan for Messrs. Holley, Manne, Grenier, Kraft and Ms. Irvine totaling $26,787, $13,903, $13,903, $9,271 and $7,500, respectively.


                    LONG-TERM INCENTIVE PLAN AWARDS IN 1994



                                                                PERFORMANCE PERIOD
         NAME                      NUMBER OF UARS                UNTIL MATURATION
         ----                      --------------                ----------------
         Diane M. Irvine               125,000                  December 31, 1998


         Effective October 1, 1993, the Board of Directors of Corp. I approved a long-term incentive plan ("LTIP"). The LTIP is administered by a committee of the Board of Directors ("Committee"). Pursuant to the determination of the Committee, Unit Appreciation Rights ("UARs") were granted to Ms. Irvine effective February 7, 1994.

         The terms of the UARs granted to Ms. Irvine provide for five Unit Value targets with the first Unit Value target set at 115% of a base Unit value of $26.45 and each subsequent Unit Value target at 115% of the previous target. Consequently, the five Unit Value targets are $30.42, $34.98, $40.23, $46.26, and $53.20, respectively.

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

         Each Shadow Unit credited to a participant's account represents the participant's right to receive an actual Unit upon the occurrence of a realization event which is defined as the earliest of the expiration of the Performance Period, a change in control or the participant's termination of employment either involuntarily without cause or voluntarily with good reason or as a result of permanent disability or the participant's death. If the participant's employment is terminated either involuntarily for cause or voluntarily without good reason prior to the occurrence of a realization event, the participant forfeits any Shadow Units credited to his or her account and any UARs granted to the participant under the LTIP.

PENSION PLAN

         Estimated annual benefit levels under the supplemental, non-qualified pension plan of the Registrant ("Pension Plan"), based on earnings and years of credited service at age 65, are as follows:

                               PENSION PLAN TABLE


                                                              YEARS OF SERVICE
                                          -----------------------------------------------------------
           REMUNERATION                      15              20                25               30
           ------------                   --------        --------          --------         --------
              $100,000                     $22,470         $29,960           $37,450          $44,940
              $300,000                     $70,470         $93,960          $117,450         $140,940
              $500,000                    $118,470        $157,960          $197,450         $236,940
              $700,000                    $166,470        $221,960          $277,450         $332,940
              $900,000                    $214,470        $285,960          $357,450         $428,940
            $1,100,000                    $262,470        $349,960          $437,450         $524,940
            $1,300,000                    $310,470        $413,960          $517,450         $620,940
            $1,500,000                    $358,470        $477,960          $597,450         $716,940


         Benefit accruals under the Pension Plan are based on the gross amount of earnings, including cash incentive bonuses and IS Plan payments, but excluding bonuses awarded in Units under the MIP and all commissions and other extra or added compensation or benefits of any kind or nature. Bonuses awarded in Units under the MIP for 1994 were $187,500, $150,000, $150,000, $100,000 and
$75,000 for Messrs. Holley, Manne, Grenier, Kraft and Ms. Irvine, respectively.

         The Pension Plan formula for retirement at age 65 is 1.1% of the highest five-year average earnings, plus .5% of the highest five-year average earnings in excess of one-third of the FICA taxable wage base in effect during the year of termination, times the number of years of credited service up to a maximum of 30 years. An early retirement supplement equal to 1% of the highest five-year average earnings up to one- third of the FICA taxable wage base in effect in the year of termination, times the number of years of credited service up to a maximum of 30 years, is payable until age 62. Both the basic benefit and the supplement are reduced by 2% for each year the employee's actual retirement date precedes the date the employee would have attained age 65, or the date the employee could have retired after attaining age 60 with 30 years of credited service, if earlier. In addition, the basic benefit and the supplemental benefit will be reduced by any previously accrued and distributed benefits, increased for an assumed interest factor, under the Burlington Resources Inc. Pension Plan, under which participation was terminated on December 31, 1992 for the officers of the general partner of the Registrant. Years of service under the Pension Plan at age 65 for Messrs. Holley, Manne, Grenier, Kraft and Ms. Irvine would be 30, 24, 27, 30 and 30, respectively. Years of service under the Pension Plan as of December 31, 1994 for Messrs. Holley, Manne, Grenier, Kraft and Ms. Irvine were 12, 9, 8, 11 and 1, respectively.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1994, Mr. Leland served on the Compensation Committee of the Board of Directors. Mr. Leland is the former President and Chief Executive Officer of the General Partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


BENEFICIAL OWNERSHIP

         To the best knowledge of the Registrant, there were no beneficial owners of more than five percent of the Registrant's Units outstanding on March 31, 1995.


SECURITY OWNERSHIP OF MANAGEMENT

         The following table shows the total number of Units held by the directors of Corp. I, the executive officers of the General Partner, and all directors of Corp. I and executive officers of the General Partner as a group, in each case, as of March 31, 1995.




                                                            AMOUNT AND NATURE OF
                                                          BENEFICIAL OWNERSHIP OF        PERCENT OF
 NAME OF INDIVIDUAL OR IDENTITY OF GROUP                      DEPOSITARY UNITS             CLASS
 ---------------------------------------                      ----------------             -----
 Directors
   Ian B. Davidson                                                20,200                    0.05%
   George M. Dennison                                                392                    0.00%
   Rick R. Holley                                                151,340(d)(e)              0.37%
   David D. Leland                                               125,625                    0.31%
   William E. Oberndorf                                          822,249(a)                 2.02%
   William J. Patterson                                                0(b)                 0.00%
   John H. Scully                                                851,493(c)                 2.10%

 Executive Officers
   Charles P. Grenier (f)                                         88,695(d)                 0.22%
   Diane M. Irvine                                                 4,578(d)                 0.01%
   James A. Kraft                                                 38,927(d)                 0.10%
   Robert E. Manne                                                34,115(d)                 0.08%

 12 Executive Officers & Directors as a Group                  1,104,324                    2.72%
                                                               =========                   =====


(a) Includes 224,983 Units owned by Main Street Partners, L.P., 84,817 Units owned by San Francisco Partners II, L.P. and 500,393 Units owned by an Employee Benefits Trust of the General Partner as to which Mr. Oberndorf has shared voting and dispositive power. Mr.

         Oberndorf shares control of and has an indirect pecuniary interest in the General Partner's 2% interest in the Registrant. Mr. Oberndorf disclaims that the General Partner's 2% interest in the Partnership constitutes a security.

(b) Mr. Patterson has an indirect pecuniary interest in the General Partner's 2% interest in the Registrant. Mr. Patterson disclaims that the General Partner's 2% interest in the Registrant constitutes a security.

(c) Includes 224,983 Units owned by Main Street Partners, L.P., 84,817 Units owned by San Francisco Partners II, L.P. and 500,393 Units owned by an Employee Benefits Trust of the General Partner as to which Mr. Scully has shared voting and dispositive power. Mr. Scully shares control of and has an indirect pecuniary interest in the General Partner's 2% interest in the Registrant. Mr. Scully disclaims that the General Partner's 2% interest in the Registrant constitutes a security.

(d) Includes non-vested Shadow Units credited to participant's accounts under the terms of the LTIP and Shadow Units credited to participant's accounts under the terms of the MIP. Upon vesting, the participants are entitled to receive one Unit for each Shadow Unit that vests. Non-vested Shadow Units under the terms of the LTIP credited to the participant's accounts for Messrs. Holley, Grenier and Kraft totaled 71,036, 50,740 and 30,444, respectively. Shadow Units under the terms of the MIP credited to the participant's accounts for Messrs. Holley, Manne, Grenier, Kraft and Ms. Irvine totaled 8,444, 6,755, 6,755, 4,503 and 3,378, respectively. Messrs. Holley, Manne, Grenier, Kraft and Ms. Irvine disclaim beneficial ownership of both the non-vested Shadow Units under the LTIP and the Shadow Units under the MIP.

(e) Includes 43,200 Units deferred under the Unit Awards Plan. Mr. Holley disclaims beneficial ownership of the Units deferred.

(f)      Elected a Director of Corp. I effective April 11, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant is required under its Partnership agreement to reimburse the General Partner for compensation costs related to the management of the Registrant, including the purchase of Units associated with certain benefit plans. During 1994, the Registrant paid the General Partner for its purchase of 496,800 Units at a total cost of $12.8 million, of which $10.5 million was funded from current operations and $2.3 million from funds held by an employee benefit trust of the Registrant.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of the Form 10-K:

        (1) Financial Statements and Supplementary Financial Information

        The following combined financial statements of the Company were included in Part II, Item 8 of the Form 10-K as filed on March 15, 1995:

        Combined Statement of Income........................    26
        Combined Balance Sheet..............................    27
        Combined Statement of Cash Flows....................    28
        Notes to Combined Financial Statements..............    29
        Report of Independent Accountants...................    42
        Supplementary Financial Information.................    43

        (2) Financial Statement Schedules

        Not applicable.


        (3)      List of Exhibits

        Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk ("*"); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by a positive sign ("+") indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

                          Index to Exhibits

Exhibit
Designation      Nature of Exhibit
- -----------      -----------------
3.A              Amended and Restated Agreement of Limited Partnership of Plum
                 Creek Timber Company, L.P. dated June 8, 1989, as amended to date (conformed composite version) (Form 10-K/A, Amendment
                 No. 1, filed April 1994).

3.B              Certificate of Limited Partnership of Plum Creek Timber
                 Company, L.P., as filed with the Secretary of State of the state of Delaware on April 12, 1989
                 (Form S-1, Regis. No. 33-28094, filed May, 1989).

4.A              Form of Deposit Agreement by and among Plum Creek Timber
                 Company, L.P. and The First National Bank of Boston, dated as of May 1989, (Form S-1, Regis. No. 33-28094, filed May, 1989).

4.B Form of Transfer Application (Form S-1, Regis. No. 33-28094, filed May, 1989).

4.C.1*           Senior Note Agreement, dated May 31, 1989, 11 1/8 percent
                 Senior Notes due June 8, 2007, Plum Creek Timber Company, L.P.
                 (Form 10-Q, No. 1-10239, filed August, 1989).  Amendment
                 No. 1, consent and waiver dated January 1, 1991 to Senior Note
                 Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company, L.P. (Form 8
                 Amendment No. 1, filed April 1991). Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note
                 Agreement (Form 10-K/A, Amendment No. 1, filed April 1994).
                 Amendment No. 3, Senior Note Agreement Amendment dated May 20,
                 1994.  See attached exhibit.

4.C.2*           Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent
                 First Mortgage Notes due June 8, 2007, Plum Creek
                 Manufacturing, Inc. (Form 10-Q, No. 1-10239, filed August,
                 1989).  Amendment No. 1, consent and waiver dated January 1,
                 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek
                 Manufacturing, Inc., now Plum Creek Manufacturing, L.P.
                 (Form 8 Amendment No. 1, filed April 1991). Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage
                 Note Agreement (Form 10-K/A, Amendment No. 1, filed April
                 1994). Amendment No. 3, Mortgage Note Agreement Amendment dated May 20, 1994. See attached exhibit.

4.C.3*           Senior Note Agreement, dated August 1, 1994, 8.73% Senior
                 Notes due August 1, 2009, Plum Creek Timber Company, L.P.
                 See attached exhibit.

10.A.1* $100 million Amended and Restated Credit Agreement by and between Plum Creek Timber Company, L.P., Bank of America
                 National Trust and Savings Association as Agent, ABN AMRO
                 Bank N.V. as Co-agent and the Other Financial Institutions
                 Party Thereto, dated as of November 15, 1994.
                 See attached exhibit.

10.A.2*          $35 million Credit Agreement by and between Plum Creek Timber
                 Company, L.P., Bank of America National Trust and Savings
                 Association as Agent, ABN AMRO Bank N.V. as Co-agent and the
                 Other Financial Institutions Party Thereto, dated as of
                 November 15, 1994.  See attached exhibit.

10.B.1*+         Plum Creek Supplemental Benefits Plan.  See attached exhibit.

10.B.2+          Incentive Sharing Plan, Plum Creek Management Company.
                 (Form 10-K, No. 1-10239, filed March, 1990). Amendment number 1, dated April 1991, Incentive Sharing Plan, Plum
                 Creek Management Company. (Form 10-Q, No. 1-10239, filed
                 May, 1991).





10.B.3+          Unit Awards Plan, PCTC, Inc.  (Form 10-K, No. 1-10239, filed
                 March, 1990).  Amendment number 1, dated April 1991, to Unit
                 Awards Plan, PCTC, Inc. (Form 10-Q, No. 1-10239, filed May,
                 1991).

10.B.4+          Incentive Compensation Plan, Plum Creek Management Company.
                 (Form 8 Amendment No. 1, filed April, 1990).  Amendment dated
                 January 1, 1991 to Incentive Compensation Plan, Plum Creek
                 Management Company.  (Form 8 Amendment No. 1, filed April
                 1991).

10.B.5+          Retirement Plan for Directors, Plum Creek Management Company.
                 (Form 8 Amendment No. 1, filed April 1991).

10.B.6+          Long-term Incentive Plan, Plum Creek Management Company, L.P.
                 (Form 10-K/A, Amendment No. 1, filed April 1994).

10.B.7+          Management Incentive Plan, Plum Creek Management Company, L.P.
                 (Form 10-K/A, Amendment No. 1, filed April 1994).

10.B.8*+         Executive and Key Employee Salary and Incentive Compensation
                 Deferral Plan, Plum Creek Management Company, L.P. See attached exhibit.

10.B.9*+         Deferred Compensation Plan for Directors, PC Advisory Corp. I.
                 See attached exhibit.

21 Subsidiaries of the Registrant. (Form 8 Amendment No. 1, filed April 1991).

27*              Financial Data Schedule.  See attached exhibit.


(b) Reports on Form 8-K

        None.