Form 10-Q
period 1995-03-31
PLUM CREEK TIMBER CO L P
filed 1995-05-11
CIK 849213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


 Yes        X                                                  No
           ---                                                    --------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                                 First Quarter
                                                                        -------------------------------
                                                                              1995          1994
                                                                              ----          ----
                                                                        (In Thousands, Except Per Unit)
Revenues .............................................................    $144,094          $142,457
                                                                          --------          --------
Costs and Expenses:
     Cost of Goods Sold ..............................................      93,255            87,899
     Selling, General and Administrative .............................       9,881            11,137
                                                                          --------          --------
       Total Costs and Expenses ......................................     103,136            99,036
                                                                          --------          --------
Operating Income .....................................................      40,958            43,421

Interest Expense .....................................................     (11,950)          (11,239)
Interest Income ......................................................         344               276
Other Expense - Net ..................................................        (603)           (1,696)
                                                                          --------          --------
Income before Income Taxes ...........................................      28,749            30,762
Provision for Income Taxes ...........................................         357               111
                                                                          --------          --------
Net Income ...........................................................    $ 28,392          $ 30,651


General Partner Interest .............................................       4,641             3,580
                                                                          --------          --------
Net Income Allocable to Unitholders ..................................    $ 23,751          $ 27,071
                                                                          ========          ========
Net Income per Unit ..................................................    $   0.58          $   0.67
                                                                          ========          ========

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET
                                  (UNAUDITED)

                                                                           March 31,    December 31,
                                                                             1995           1994
                                                                             ----           ----
                                                                                (In Thousands)
ASSETS
Current Assets:
     Cash and Cash Equivalents .......................................      $ 84,985      $ 60,942
     Accounts Receivable .............................................        28,252        26,866
     Inventories .....................................................        45,499        54,685
     Timber Contract Deposits ........................................         1,862         2,823
     Other Current Assets ............................................         4,754         4,013
                                                                            --------      --------
                                                                             165,352       149,329
Timber and Timberlands -  Net ........................................       487,529       495,462
Property, Plant and Equipment  -  Net ................................       161,849       162,017
Other Assets .........................................................        14,835        16,418
                                                                            --------      --------
     Total Assets ....................................................      $829,565      $823,226
                                                                            ========      ========
LIABILITIES
Current Liabilities:
     Current Portion of Long-Term Debt ...............................      $ 13,000      $ 13,000
     Accounts Payable ................................................         8,313        13,231
     Interest Payable ................................................        12,601         7,681
     Wages Payable ...................................................         4,848         6,430
     Taxes Payable ...................................................         8,097         6,094
     Workers' Compensation Liabilities ...............................         1,968         2,610
     Other Current Liabilities .......................................         6,516         6,778
                                                                            --------      --------
                                                                              55,343        55,824

Long-Term Debt .......................................................       433,900       433,900
Lines of Credit ......................................................        97,500        97,500
Workers' Compensation Liabilities ....................................         9,733         9,367
Other Liabilities ....................................................         3,779         3,658
                                                                            --------      --------
     Total Liabilities ...............................................       600,255       600,249
                                                                            --------      --------
Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units ..............................................       229,318       223,028
General Partner ......................................................            (8)          (51)
                                                                            --------      --------
     Total Partners' Capital .........................................       229,310       222,977
                                                                            --------      --------
     Total Liabilities and Partners' Capital .........................      $829,565      $823,226
                                                                            ========      ========

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                              First Quarter
                                                                           ------------------
                                                                           1995          1994
                                                                           ----          ----
                                                                             (In Thousands)
Cash Flows From Operating Activities:
Net Income ...........................................................   $ 28,392      $ 30,651
Adjustments to Reconcile Net Income to
     Net Cash Provided By Operating Activities:
     Depreciation, Depletion and Amortization ........................     13,029        12,892
     Gain on Asset Dispositions - Net ................................     (2,421)       (1,029)
     Working Capital Changes:
       Accounts Receivable ...........................................     (1,386)        3,666
       Inventories ...................................................      9,186         2,352
       Timber Contract Deposits and Other Current Assets..............        220         1,343
       Accounts Payable ..............................................     (4,918)       (6,559)
       Other Accrued Liabilities......................................      4,437        10,697
     Other ...........................................................      1,733          (522)
                                                                         --------      --------
Net Cash Provided By Operating Activities ............................   $ 48,272      $ 53,491
                                                                         --------      --------
Cash Flows From Investing Activities:
     Additions to Properties .........................................   $ (5,621)     $ (4,757)
     Proceeds from Asset Dispositions ................................      3,451         1,343
                                                                         --------      --------
Net Cash Used In Investing Activities ................................   $ (2,170)     $ (3,414)
                                                                         --------      --------
Cash Flows From Financing Activities:
     Cash Distributions ..............................................   $(22,059)     $(18,836)
     Borrowings on Lines of Credit ...................................     85,500        27,500
     Repayments on Lines of Credit ...................................    (85,500)      (40,000)
                                                                         --------      --------
Net Cash Used In Financing Activities ................................   $(22,059)     $(31,336)
                                                                         --------      --------
Increase In Cash and Cash Equivalents ................................     24,043        18,741
Cash and Cash Equivalents:
     Beginning of  Period ............................................     60,942        34,025
                                                                         --------      --------
     End of Period ...................................................   $ 84,985      $ 52,766
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

         The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting
principles to be included in a full set of financial  statements.   The
financial statements in the Partnership's 1994 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

         The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). Any such distributions in excess of the Unitholder's basis in the Units will result in taxable gain. However, Unitholders will be required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of
whether cash distributions are made.   It is anticipated that 1995 taxable
income allocated to Unitholders will be in excess of 1995 cash distributions. For tax exempt entities, such as IRAs, most of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax exempt entity has more than $1,000 of UBTI, it may be required to pay federal income taxes. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities at year-end.

         Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner Interest. The weighted average number of Units outstanding was 40,608,300 for the three months ended March 31, 1995 and 1994.


2.  INVENTORIES

         Inventories consisted of the following:

                                                               March 31,         December 31,
                                                                 1995               1994
                                                               ---------         ------------
                                                                      (in thousands)
Raw materials (logs)  . . . . . . . . . . . . . .               $17,064            $25,908

Work-in-process   . . . . . . . . . . . . . . . .                 5,044              5,349
Export logs   . . . . . . . . . . . . . . . . . .                   588              1,274
Finished goods  . . . . . . . . . . . . . . . . .                16,987             16,485
                                                                -------            -------
                                                                 39,683             49,016
Supplies  . . . . . . . . . . . . . . . . . . . .                 5,816              5,669
                                                                -------            -------
   Total  . . . . . . . . . . . . . . . . . . . .               $45,499            $54,685
                                                                =======            =======

Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at March 31, 1995 and December 31, 1994 was $46.1 million and $54.9 million, respectively.

3.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following (in thousands):

                                                                    March 31,      December 31,
                                                                      1995            1994
                                                                    ---------      ------------
Timber and logging roads - net    . . . . . . . . .                 $443,031          $450,956
Timberlands   . . . . . . . . . . . . . . . . . . .                   44,498            44,506
                                                                    --------          --------
         Timber and Timberlands - net . . . . . . .                 $487,529          $495,462
                                                                    ========          ========

         Property, plant and equipment consisted of the following (in thousands):

                                                                      March 31,      December 31,
                                                                        1995            1994
                                                                      ---------      ------------
Land, buildings and improvements    . . . . . . . .                   $ 47,528         $ 47,429
Machinery and equipment   . . . . . . . . . . . . .                    212,717          208,085
                                                                      --------         --------
                                                                       260,245          255,514
Accumulated depreciation  . . . . . . . . . . . . .                    (98,396)         (93,497)
                                                                      --------         --------
    Property, Plant and Equipment - net   . . . . .                   $161,849         $162,017
                                                                      --------         --------

4.  BORROWINGS

       As of March 31, 1995, the Company had $97.5 million of borrowings under revolving lines of credit and letters of credit outstanding in the amount of $0.5 million each for the Partnership and Manufacturing. As of March 31, 1995, the Company had unused bank lines of credit totaling $36.5 million. As of April 5, 1995, $82.0 million of borrowings on the lines of credit were repaid.

5.  SUBSEQUENT EVENTS

       On April 11, 1995, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.49 per Unit for the first quarter of 1995. Total distributions will equal approximately $25.9 million (including $6.0 million to the General Partner) and will be paid on May 26, 1995 to Unitholders of record on May 16, 1995.

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

         SEASONALITY. Domestic log sales volumes are typically at their lowest point in the second quarter of each year during spring break-up, when warming weather thaws and softens roadbeds, restricting access to logging sites. Revenues from export log sales are affected in part by variations in inventory, both domestically and in the countries where such logs are sold as well as by weather conditions. Winter logging activity in the Pacific Northwest takes place at lower elevations, where predominantly second growth logs are found, decreasing the volume of export quality logs sold during this time of the year.

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

         CURRENT MARKET CONDITIONS. Prices for export logs were stronger during the first quarter of 1995, as compared to the same period in 1994, due to low inventory levels in both Japan and the U.S. west coast. Domestic log prices decreased from the peak price levels experienced in the first quarter of 1994, due to adequate inventory levels and a decline in lumber prices.

         First quarter 1995 industry composite indices for lumber and plywood commodity prices were 22% lower and 5% higher, respectively, than the in the first quarter of 1994. The decrease in lumber prices is attributed to lower housing starts due to rising interest rates. MDF prices increased 23% over the year earlier period due to continued growing worldwide demand for MDF products as a substitute for solid wood products.

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

         In June 1992, the Washington State Forest Practices Board (the "Board") adopted temporary regulations related to all forest practice applications ("FPA's") which require that FPA's comply with the Washington State Environmental Policy Act ("SEPA") for all activities within the 500 acres of habitat surrounding nest sites or activity centers. By its terms, the rule was to have sunseted in March 1994. The Board, however, has extended the rule until June 1995, when permanent regulations are scheduled to be adopted.

         On July 16, 1993, the Clinton Administration proposed a new forest policy (the "Forest Plan") that would substantially reduce harvest from public lands in Owl forests and provide for the conservation of the Owl and numerous other species. In December 1994, the Forest Plan was approved by a Federal District Court.

         In March 1994, the U.S. Circuit Court of Appeals for the District of Columbia ruled in Sweet Home Chapter of Communities for a Great Oregon v. Babbitt, that Congress never intended habitat modifications to be a violation of the ESA. The court therefore found invalid the regulation that defines "harm" to a species to include habitat modification. This regulation provides the legal basis for the Guidelines. The United States Supreme Court is reviewing the Circuit Court's decision, with a ruling expected in the summer of 1995. Pending the outcome before the Supreme Court, the government has taken the position that the Circuit Court's ruling does not apply to areas outside of the District of Columbia circuit. Accordingly, it is unclear whether the Circuit Court's decision will reduce the regulatory impact of the ESA on the Partnership.

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

         The ESA also prohibits the federal government from causing jeopardy to species listed under the ESA or from destroying or adversely modifying their designated critical habitat. Private landowners are potentially affected by this restriction if a private activity requires federal action, such as the granting of access or federal funding. Where there is such a federal connection, the federal agency involved must consult with the USFWS to determine that the proposed activity would not cause jeopardy to the listed species or cause direct or indirect adverse modification of its designated critical habitat. If the landowner's proposed activity does adversely modify critical habitat, the USFWS must propose, where possible, alternatives or modifications to the proposed activity. The Partnership's Timberlands are often intermingled with federal land in or near areas that include the habitats of a number of threatened or endangered species such as the Owl and the Grizzly Bear. Thus, access across federal lands to certain of the Partnership's Timberlands in such areas has been, and is likely to continue to be, delayed by the administrative process and legal challenges and may be subjected to restriction under the ESA.

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

LEGAL PROCEEDINGS

         On May 1, 1992, the Company received a Notice of Violation ("NOV") from the Environmental Protection Agency ("EPA") under the Clean Air Act. The NOV alleges that Plum Creek's Evergreen veneer dryers in Kalispell, Montana were not in compliance with an air quality permit on January 15, 1992 when visible emissions from the veneer dryers were observed by the EPA. These dryers were also the subject of a suit filed by the Montana Air Quality Bureau ("MAQB") in March 1990. Prior to the January 15, 1992 alleged violation, the Company entered into a Consent Decree with the MAQB pursuant to which the Company paid a $7,000 civil penalty. Pursuant to the Consent Decree, the Company installed approximately $900,000 of emission control equipment on the dryers on April 14, 1992, in order to comply with the permit and all State and Federal visible emission limits. On May 1, 1995, Plum Creek entered into a consent decree resolving all issues associated with the NOV. Pursuant to the consent decree, Plum Creek will pay a civil penalty of $106,000.

         There is no pending litigation, and to the knowledge of the General Partner there is no threatened litigation, involving the Company which would have a material adverse effect on the financial position, the results of operations or liquidity of the Company.

FINANCIAL CONDITION AND LIQUIDITY

         First quarter 1995 net cash provided by operating activities was $48.3 million compared to $53.5 million for the same period in 1994. The decrease was primarily due to lower net income and higher gains on land sales during the first quarter of 1995 as compared to the same period in 1994.

         The Partnership has two unsecured revolving lines of credit ("Lines of Credit") with a group of banks that permit the Partnership to borrow up to $135 million for general corporate purposes, including up to $5 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Lines of Credit bear a floating rate of interest. One line of credit allows the Partnership to borrow $100 million through October 31, 1999, of which $97.5 million was outstanding at March 31, 1995. The other line of credit allows the Partnership to borrow $35 million through October 30, 1995 (any borrowings outstanding at that time are payable in quarterly installments, at the option of the Partnership, due January 1996 through October 1997), of which no borrowings were outstanding at March 31, 1995. As of March 31, 1995, there were letters of credit outstanding in the amount of $0.5 million each for the Partnership and Manufacturing. As of April 5, 1995, $82.0 million of borrowings on the Lines of Credit were repaid.

         The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sale of assets, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants as of March 31, 1995.

         The Partnership will distribute $0.49 per Unit for the first quarter of 1995. The distribution will equal $25.9 million (including $6.0 million to the General Partner), and will be paid on May 26, 1995 to Unitholders of record on May 16, 1995. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

   Cash required to meet the Company's quarterly cash distributions, capital expenditures and principal and interest payments will be significant. The General Partner expects that all debt service will be funded from current funds and cash generated from operations. The Partnership expects to make cash distributions from current funds and cash generated from operations.

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

CAPITAL EXPENDITURES

         Capital expenditures for the first quarter of 1995 totaled $5.6 million compared to $4.8 million for the same period in 1994. Total 1995 capital expenditures are expected to equal $30 million, compared to $25.8 million expended in 1994. The principal projects in the 1995 plan include a project in the MDF plant to produce "Super-Refined MDF2", a higher quality MDF product that can be machined and finished more efficiently, adding significant value to the MDF product line. Planned capital expenditures also include the purchase and installation of various lumber and plywood value-added projects, equipment upgrades to meet environmental requirements and road construction and
reforestation of the timberlands.   It is anticipated that the planned 1995
capital expenditures will be funded from current funds and cash generated from operations.

RESULTS OF OPERATIONS

FIRST QUARTER 1995 COMPARED TO FIRST QUARTER 1994

         The following table compares operating income by segment for the quarters ended March 31, 1995 and 1994.

                          Operating Income by Segment

                                                     First Quarter
                                                 ----------------------
                                                     (In Thousands)
                                                   1995           1994
                                                 -------        -------
 Resources Segment   . . . . . . . . . . . .     $29,044        $38,037

 Manufacturing Segment   . . . . . . . . . .       9,815          8,358
 Other Costs and Eliminations  . . . . . . .       2,099         (2,974)
                                                 -------        -------
    Total  . . . . . . . . . . . . . . . . .     $40,958        $43,421
                                                 =======        =======


         Resources Segment revenues were $67.6 million and $75.9 million for the first quarter of 1995 and 1994, respectively. The decrease in revenues was due to lower domestic log prices and lower export log sales volumes. The decrease was offset in part by higher export log prices and an increase of $2.6 million in land sales. Domestic log prices decreased by 11% from the first quarter of 1994, primarily due to decreased demand attributed to adequate inventory levels at local mills. First quarter 1995 export sales volumes decreased by 30%, as compared to the first quarter of 1994, primarily due to lower harvest levels as a result of more favorable weather conditions experienced in the first quarter of 1994. Export sales prices increased 9% over the year earlier period. The increase was primarily supply driven due to low inventory levels in Japan and on the U.S. west coast.

         Resources Segment costs and expenses were $38.6 million and $37.9 million for the first quarter of 1995 and 1994, respectively. Costs and expenses were $0.7 million higher in 1995 primarily due to higher log and haul costs resulting from more expensive logging methods required due to ground conditions and sloped terrain which would not permit the use of traditional logging methods. These costs were partially offset by lower volumes.

         Manufacturing Segment revenues were $100.0 million and $91.0 million for the first quarter of 1995 and 1994, respectively. Revenues were $9.0 million higher in 1995 due to higher prices in plywood and MDF and higher sales volumes in lumber and plywood, which were partially offset by lower lumber prices. Plywood and MDF prices increased by 6% and 23%, respectively, over the first quarter of 1994. The higher plywood prices were primarily the result of strong demand in the industrial markets (Marine, Recreational Vehicle and Fiberglass Reinforced Panel) combined with strong commodity pricing. MDF price increases are a result of the continued demand worldwide for MDF products. Lumber prices decreased 11% as compared to the first quarter of 1994 due to softened demand attributed to lower housing starts resulting from rising interest rates. Lumber and plywood sales volumes increased 12% and 10%, respectively in the first quarter of 1995 over the year earlier period. The increase in sales volumes is primarily due to increased production. Lumber production increased as a result of additional production shifts and the new lumber remanufacturing facility which began operating in November 1994. Favorable weather and operating conditions resulted in higher plywood production.

         Manufacturing Segment costs and expenses were $90.2 million and $82.6 million for the first quarter of 1995 and 1994, respectively. The $7.6 million of higher costs and expenses were primarily due to higher sales volumes of lumber and plywood, offset in part by lower log costs (10% and 6% lower for lumber and plywood, respectively).

         Other Costs and Eliminations increased operating income by $5.1 million in the first quarter of 1995 as compared to the first quarter of 1994. The variance was primarily due to $5.2 million of lower intercompany profit accumulating in inventory during the first quarter of 1995 as compared to the first quarter of 1994. The lower accumulation was caused by a larger depletion of log inventories during the first quarter of 1995 as compared to the prior year quarter due to increased lumber and plywood production and higher lumber and plywood sales volumes. The profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

         The income allocated to the General Partner increased by $1.1 million in the first quarter of 1995 as compared to the year earlier period. The increase was the result of a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid during the quarter, which was $0.43 per Unit in the first quarter of 1995 as compared to $0.38 per Unit during the first quarter of 1994.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See the discussion of legal proceedings under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      LIST OF EXHIBITS

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

10.B.1           Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, filed April 1995).

10.B.2           Incentive Sharing Plan, Plum Creek Management Company.  (Form 10-K, No. 1-10239, filed March, 1990).  Amendment number 1, dated April 1991, Incentive Sharing Plan, Plum Creek Management Company. (Form 10-Q, No. 1-10239,
                 filed May, 1991).

10.B.3           Unit Awards Plan, PCTC, Inc.  (Form 10-K, No. 1-10239, filed March, 1990).  Amendment number 1, dated April 1991,
                 to Unit Awards Plan,   PCTC, Inc. (Form 10-Q, No. 1-10239, filed May, 1991).

10.B.4           Incentive Compensation Plan, Plum Creek Management Company. (Form 8 Amendment No. 1, filed April, 1990).
                 Amendment dated January 1, 1991 to Incentive Compensation Plan, Plum Creek Management Company.  (Form 8
                 Amendment No. 1, filed April 1991).

10.B.5           Retirement Plan for Directors, Plum Creek Management Company.  (Form 8 Amendment No. 1, filed April 1991).

10.B.6           Long-term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, filed April 1994).

10.B.7           Management Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, filed April 1994).

10.B.8           Executive and Key Employee Salary and Incentive Compensation Deferral Plan, Plum Creek Management Company, L.P.
                 (Form 10-K/A, Amendment No. 1, filed April 1995).

10.B.9           Deferred Compensation Plan for Directors, PC Advisory Corp. I (Form 10-K/A, Amendment No. 1, filed April 1995).

27*              Financial Data Schedule.  See attached exhibit.

(B)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PLUM CREEK TIMBER COMPANY, L.P.
                                                  (Registrant)


                                        By:  Plum Creek Management Company, L.P.
                                                   as General Partner


                                               By:  /s/ Diane M. Irvine
                                                  -----------------------------
                                                    DIANE M. IRVINE
                                                    Vice President and
                                                    Chief Financial Officer




Date:  May 9, 1995