Form 10-Q
period 1995-06-30
PLUM CREEK TIMBER CO L P
filed 1995-08-10
CIK 849213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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


     Yes   X                                            No
         -----                                             -----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                   Second Quarter
                                                              ----------------------
                                                                 1995         1994
                                                              --------      --------
                                                          (In Thousands, Except Per Unit)
Revenues ...............................................      $139,372      $135,659
                                                              --------      --------
Costs and Expenses:
    Cost of Goods Sold .................................        92,270        88,900
    Selling, General and Administrative ................        10,447        10,812
                                                              --------      --------
      Total Costs and Expenses .........................       102,717        99,712
                                                              --------      --------
Operating Income .......................................        36,655        35,947

Interest Expense .......................................       (11,804)      (11,123)
Interest Income ........................................           277           242
Other Expense - Net ....................................          (381)       (1,073)
                                                              --------      --------
Income before Income Taxes .............................        24,747        23,993
Provision for Income Taxes .............................           213           195
                                                              --------      --------
Net Income .............................................      $ 24,534      $ 23,798


General Partner Interest ...............................         5,890         3,444
                                                              --------      --------
Net Income Allocable to Unitholders ....................      $ 18,644      $ 20,354
                                                              ========      ========
Net Income per Unit ....................................      $   0.46      $   0.50
                                                              ========      ========

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                    Six Months
                                                              ----------------------
                                                                1995          1994
                                                              --------      --------
                                                          (In Thousands, Except Per Unit)
Revenues ...............................................      $283,466      $278,116
                                                              --------      --------
Costs and Expenses:
    Cost of Goods Sold .................................       185,525       176,799
    Selling, General and Administrative ................        20,328        21,949
                                                              --------      --------
      Total Costs and Expenses .........................       205,853       198,748
                                                              --------      --------
Operating Income .......................................        77,613        79,368

Interest Expense .......................................       (23,754)      (22,362)
Interest Income ........................................           621           518
Other Expense - Net ....................................          (984)       (2,769)
                                                              --------      --------
Income before Income Taxes .............................        53,496        54,755
Provision for Income Taxes .............................           570           306
                                                              --------      --------
Net Income .............................................      $ 52,926      $ 54,449


General Partner Interest ...............................        10,531         7,024
                                                              --------      --------
Net Income Allocable to Unitholders ....................      $ 42,395      $ 47,425
                                                              ========      ========
Net Income per Unit ....................................      $   1.04      $   1.17
                                                              ========      ========

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L.P.
                             COMBINED BALANCE SHEET
                                  (UNAUDITED)

                                                              June 30,    December 31,
                                                                1995          1994
                                                              --------    ------------
                                                                  (In Thousands)
ASSETS
Current Assets:
    Cash and Cash Equivalents ..........................      $ 75,277      $ 60,942
    Accounts Receivable ................................        29,444        26,866
    Inventories ........................................        37,626        54,685
    Timber Contract Deposits ...........................         1,679         2,823
    Other Current Assets ...............................         4,843         4,013
                                                              --------      --------
                                                               148,869       149,329

Timber and Timberlands -  Net ..........................       482,258       495,462
Property, Plant and Equipment  -  Net ..................       164,266       162,017
Other Assets ...........................................        15,376        16,418
                                                              --------      --------
    Total Assets .......................................      $810,769      $823,226
                                                              ========      ========
LIABILITIES
Current Liabilities:
    Current Portion of Long-Term Debt ..................      $ 13,000      $ 13,000
    Accounts Payable ...................................        11,651        13,231
    Interest Payable ...................................         7,510         7,681
    Wages Payable ......................................         5,069         6,430
    Taxes Payable ......................................         5,961         6,094
    Workers' Compensation Liabilities ..................         1,968         2,610
    Other Current Liabilities ..........................         6,242         6,778
                                                              --------      --------
                                                                51,401        55,824

Long-Term Debt .........................................       420,900       433,900
Lines of Credit ........................................        97,500        97,500
Workers' Compensation Liabilities ......................         9,393         9,367
Other Liabilities ......................................         3,658         3,658
                                                              --------      --------
    Total Liabilities ..................................       582,852       600,249
                                                              --------      --------
Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units ................................       228,064       223,028
General Partner ........................................          (147)          (51)
                                                              --------      --------
    Total Partners' Capital ............................       227,917       222,977
                                                              --------      --------
    Total Liabilities and Partners' Capital ............      $810,769      $823,226
                                                              ========      ========

See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L.P.
                        COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                    Six Months
                                                             -----------------------
                                                               1995           1994
                                                             ---------     ---------
                                                                  (In Thousands)
Cash Flows From Operating Activities:
Net Income .............................................     $  52,926     $  54,449
Adjustments to Reconcile Net Income to
    Net Cash Provided By Operating Activities:
    Depreciation, Depletion and Amortization ...........        25,692        23,899
    Gain on Asset Dispositions - Net ...................        (2,424)       (1,785)
    Working Capital Changes:
      Accounts Receivable ..............................        (2,578)       (9,263)
      Inventories ......................................        17,059         9,640
      Timber Contract Deposits and Other Current Assets.           314          (700)
      Accounts Payable .................................        (1,580)         (287)
      Other Accrued Liabilities.........................        (2,843)       (1,065)
    Funding of Benefit Plans - Net .....................           994       (10,026)
    Other ..............................................        (2,665)          469
                                                             ---------     ---------
Net Cash Provided By Operating Activities ..............     $  84,895     $  65,331
                                                             ---------     ---------
Cash Flows From Investing Activities:
    Additions to Properties ............................     $ (14,004)    $ (10,316)
    Proceeds from Asset Dispositions ...................         4,430         2,653
                                                             ---------     ---------
Net Cash Used In Investing Activities ..................     $  (9,574)    $  (7,663)
                                                             ---------     ---------
Cash Flows From Financing Activities:
    Cash Distributions .................................     $ (47,986)    $ (37,673)
    Retirement of Long-Term Debt........................       (13,000)      (13,000)
    Borrowings on the Lines of Credit ..................       114,500       147,290
    Repayments on the Lines of Credit ..................      (114,500)     (159,790)
                                                             ---------     ---------
Net Cash Used In Financing Activities ..................     $ (60,986)    $ (63,173)
                                                             ---------     ---------
Increase (Decrease) In Cash and Cash Equivalents .......        14,335        (5,505)
Cash and Cash Equivalents:
    Beginning of  Period ...............................        60,942        34,025
                                                             ---------     ---------
    End of Period ......................................     $  75,277     $  28,520
                                                             =========     =========

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

         Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 40,608,300 for the three and six month periods ended June 30, 1995 and 1994.


2.  INVENTORIES

         Inventories consisted of the following:

                                                     June 30,     December 31,
                                                       1995           1994
                                                     --------     ------------
                                                          (in thousands)
Raw materials (logs)  . . . . . . . . . . . . . .     $ 9,304        $25,908
Work-in-process   . . . . . . . . . . . . . . . .       5,479          5,349
Export logs   . . . . . . . . . . . . . . . . . .         443          1,274
Finished goods  . . . . . . . . . . . . . . . . .      16,411         16,485
                                                      -------        -------
                                                       31,637         49,016
Supplies  . . . . . . . . . . . . . . . . . . . .       5,989          5,669
                                                      -------        -------
   Total  . . . . . . . . . . . . . . . . . . . .     $37,626        $54,685
                                                      -------        -------

         Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at June 30, 1995 and December 31, 1994 was $38.6 million and $54.9 million, respectively.

3.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following (in thousands):

                                                        June 30,     December 31,
                                                          1995          1994
                                                        --------     ------------
Timber and logging roads - net    . . . . . . . . .     $437,760       $450,956
Timberlands   . . . . . . . . . . . . . . . . . . .       44,498         44,506
                                                        --------       --------
         Timber and Timberlands - net . . . . . . .     $482,258       $495,462
                                                        --------       --------

         Property, plant and equipment consisted of the following (in thousands):

                                                       June 30,   December 31,
                                                         1995         1994
                                                       --------   ------------
Land, buildings and improvements    . . . . . . .     $  47,598      $ 47,429
Machinery and equipment   . . . . . . . . . . . .       219,868       208,085
                                                      ---------      --------
                                                        267,466       255,514
Accumulated depreciation  . . . . . . . . . . . .      (103,200)      (93,497)
                                                      ---------      --------
    Property, Plant and Equipment - net   . . . .     $ 164,266      $162,017
                                                      ---------      --------

4.  BORROWINGS

       As of June 30, 1995, the Company had $97.5 million of borrowings under revolving lines of credit and letters of credit outstanding in the amount of $0.8 million. As of June 30, 1995, the Company had unused bank lines of credit totaling $36.7 million. As of July 7, 1995, $80.5 million of borrowings on the lines of credit were repaid.


5.  SUBSEQUENT EVENTS

       On July 18, 1995, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.49 per Unit for the second quarter of 1995. Total distributions will equal approximately $25.9 million (including $6.0 million to the General Partner) and will be paid on August 25, 1995 to Unitholders of record on August 16, 1995.

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

EVENTS AND TRENDS AFFECTING OPERATING RESULTS

         MARKET FORCES. The demand for logs and manufactured wood products depends upon international and domestic market conditions, the value of the U.S. dollar in foreign markets, competition, log supply, the use and introduction of alternative products and other factors. In particular, the demand for logs, lumber, plywood and MDF is affected by residential and industrial construction, and repair and remodel activity. These activities are subject to fluctuations from changes in economic conditions, tariffs, interest rates, population growth and other economic, demographic and environmental factors.

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

         CURRENT MARKET CONDITIONS. Prices for domestic logs have decreased from levels experienced in the second quarter of 1994 as a result of a weak lumber market caused by rising interest rates. The downward pressure on prices was mitigated in part by strong demand for whole logs for chipping in pulp and paper markets. Export log prices increased as compared to the second quarter of 1994 and the first quarter of 1995. The increase was primarily supply driven due to low inventory levels in both Japan and the U.S. west coast. Export prices began declining gradually in the second quarter of 1995 as a result of a decrease in the Japanese demand for North American logs due to a weakened Japanese economy, a strong yen, and increased competition from lower priced substitutes.

          Second quarter 1995 industry composite indices for lumber and plywood commodity prices were 22% lower and 5% higher, respectively, than the second quarter of 1994, and were 16% and 3% lower than the first quarter of 1995, respectively. The decrease in lumber prices is attributed to both a weakened housing market, in which the typical spring building season never materialized, and strong production and aggressive pricing by eastern Canadian mills. Overall, plywood markets have remained strong, with only slight decreases in prices in the second quarter of 1995 as compared to the first quarter of 1995. MDF prices increased by 10% in the second quarter of 1995 as compared to the second quarter of 1994; however, prices decreased by 4% as compared to the first quarter of 1995. The decrease in prices as compared to earlier this year was due to a weakening in demand caused by excess inventory levels as a result of heavy purchases by end users in earlier quarters in anticipation of a robust spring demand which never occurred.

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

         In June 1992, the Washington State Forest Practices Board (the "Board") adopted temporary regulations related to all forest practice applications ("FPA's") which require that FPA's comply with the Washington State Environmental Policy Act ("SEPA") for all activities within the 500 acres of habitat surrounding nest sites or activity centers. By its terms, the rule was to have sunseted in March 1994. The Board, however, has extended the rule as it considers a permanent regulation.

         On July 16, 1993, the Clinton Administration proposed a new forest policy (the "Forest Plan") that would substantially reduce harvest from public lands in Owl forests and provide for the conservation of the Owl and numerous other species. In December 1994, the Forest Plan was approved by a Federal District Court.

         In March 1994, the U.S. Circuit Court of Appeals for the District of Columbia ruled in Sweet Home Chapter of Communities for a Great Oregon v. Babbitt, that Congress never intended habitat modifications to be a violation of the ESA. The court therefore found invalid the regulation that defines "harm" to a species to include habitat modification. This regulation provides the legal basis for the Guidelines. On June 29, 1995, the United States Supreme Court overturned the Circuit Court's decision and upheld the regulation.

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

         IMPACT OF REGULATIONS ON PARTNERSHIP.   Under the Guidelines issued by
the USFWS in 1990, approximately 143,000 acres of the 330,000 acres in the Partnership's Cascade region lie within Activity Areas. Compliance with the ESA and SEPA is causing delays and in some cases modification of Partnership FPA's in Owl Activity Areas and may cause denials of future Partnership FPA's. In July 1994, the Partnership announced that it intended to apply for a multi-species, 50 year permit under the ESA from the USFWS that would cover the Partnership's forest management on 170,000 acres in the Cascade Region. The permit, if issued, would serve as the basis for regulating the Partnership's forest management activities and replace restrictions for Owls under the Guidelines, the Special Rule, if adopted, and SEPA. It is unclear what the conditions to the permit, or the cost, will be. There are, therefore, no assurances that the permit will continue to be pursued or ultimately whether a permit will be issued by the USFWS.

         The permit, if issued, would provide additional long-term certainty and predictability to the Partnership's harvest activities. These activities would be regulated by a Habitat Conservation Plan ("HCP") which, under the ESA, allows impacts on listed species incidental to normal management activities in exchange for mitigating measures agreed to by the landowner. The Partnership's HCP would address four listed species: the Owl, Marbled Murrelet, Grizzly Bear and Gray Wolf, as well as numerous other unlisted species in the planning area.

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

LEGAL PROCEEDINGS

         On June 7, 1995, the Company received a Compliance Order ("Order") from the Environmental Protection Agency ("EPA") under the Clean Air Act. The Order alleges that the installation in 1990 of a boiler at the Company's Pablo sawmill did not undergo new source performance review. Work on the boiler project commenced in March of 1989, when the applicable regulation did not require a review. Prior to final installation of the boiler, however, new rules were promulgated that required such review. The EPA has taken the position that the new rules applied, and is seeking compliance with the new source performance standards which require testing and installation of an emissions monitoring system. The standards, if applicable, would also require the installation of emissions control equipment on the boiler. Plum Creek is working with the EPA to determine whether the new standards were applicable to the boiler and to resolve other issues arising under the Order.

         There is no pending litigation, and to the knowledge of the General Partner there is no threatened litigation, involving the Company which would have a material adverse effect on the financial position, the results of operations or liquidity of the Company.

FINANCIAL CONDITION AND LIQUIDITY

         During the first six months of 1995, net cash provided by operating activities totaled $84.9 million compared to $65.3 million for the same period in 1994. The increase was primarily due to favorable changes in working capital and to non-recurring cash advances and reimbursements made in 1994 to the General Partner to fund the General Partner's various executive and key employee benefit plans.

         The Partnership has two unsecured revolving lines of credit ("Lines of Credit") with a group of banks that permit the Partnership to borrow up to $135 million for general corporate purposes, including up to $5 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Lines of Credit bear a floating rate of interest. One line of credit allows the Partnership to borrow $100 million through October 31, 1999, of which $97.5 million was outstanding at June 30, 1995. The other line of credit allows the Partnership to borrow $35 million through October 30, 1995 (any borrowings outstanding at that time are payable in quarterly installments, at the option of the Partnership, due January 1996 through October 1997), of which no borrowings were outstanding at June 30, 1995. As of June 30, 1995, there were letters of credit outstanding in the amount of $0.8 million. As of July 7, 1995, $80.5 million of borrowings on the Lines of Credit were repaid.

         The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sale of assets, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants as of June 30, 1995.

         The Partnership will distribute $0.49 per Unit for the second quarter of 1995. The distribution will equal $25.9 million (including $6.0 million to the General Partner), and will be paid on August 25, 1995 to Unitholders of record on August 16, 1995. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

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


CAPITAL EXPENDITURES

         Capital expenditures for the first six months of 1995 totaled $14.0 million compared to $10.3 million for the same period in 1994. Total 1995 capital expenditures are expected to equal $30 million, compared to $25.8 million expended in 1994. The principal projects in the 1995 plan include a project in the MDF plant to produce "Super-Refined MDF2", a higher quality MDF product that can be machined and finished more efficiently, adding significant value to the MDF product line. Planned capital expenditures also include the purchase and installation of various lumber and plywood value-added projects, equipment upgrades to meet environmental requirements and road construction and timberland reforestation. It is anticipated that the planned 1995 capital expenditures will be funded from current funds and cash generated from operations.

RESULTS OF OPERATIONS

SECOND QUARTER 1995 COMPARED TO SECOND QUARTER 1994

         The following table compares operating income by segment for the quarters ended June 30, 1995 and 1994.

                          Operating Income by Segment
                                  (Unaudited)

                                                            Second Quarter
                                                           ----------------
                                                            (In Thousands)
                                                          1995         1994
                                                         -------     --------
         Resources Segment   . . . . . . . . . . . . .   $26,941      $26,179
         Manufacturing Segment   . . . . . . . . . . .     5,320        2,602
         Other Costs and Eliminations  . . . . . . . .     4,394        7,166
                                                         -------      -------
            Total  . . . . . . . . . . . . . . . . . .   $36,655      $35,947
                                                         =======      =======


         Resources Segment revenues were $67.3 million and $59.6 million for the second quarter of 1995 and 1994, respectively. Revenues were $7.7 million higher in 1995 primarily due to higher sales volume for domestic logs, which increased by 32% over the prior year quarter, and a $2.7 million increase in revenues from pulp log sales. The higher 1995 domestic log sales volume was due to an increase in internal demand resulting from lower log inventory levels at the mills at the beginning of the second quarter of 1995, as compared to the year earlier period, caused by an early spring break-up in 1995, and increased lumber production. The increase in pulp revenues was due to a significant increase in pulp log prices and sales volume as compared to the second quarter of 1994 as a result of strong pulp and paper markets. The increased revenue related to domestic and pulp log sales was partially offset by lower domestic log prices and lower sales volume for export logs, which decreased 16% from the second quarter of 1994. The 8% decrease in domestic log prices, as compared to the second quarter of 1994, is attributable entirely to the Rockies Region and was due to high log and lumber inventories at local mills, lumber mill closures, and weak lumber markets. The decrease in export log sales volume was the result of a planned reduction in the harvest of export quality logs.

         Resources Segment costs and expenses were $40.3 million and $33.4 million for the second quarter of 1995 and 1994, respectively. Costs and expenses were $6.9 million higher in 1995 primarily due to higher sales volumes of domestic and pulp logs and higher log and haul costs resulting from more expensive logging methods required due to ground conditions and sloped terrain which would not permit the use of traditional logging methods. These costs were offset in part by lower export log sales volume.

         Manufacturing Segment revenues were $90.7 million and $90.0 million for the second quarter of 1995 and 1994, respectively. Revenues were $0.7 million higher in 1995 due to higher plywood and MDF prices and higher lumber sales volume, offset in part by decreased lumber prices and MDF sales volume. Plywood and MDF prices increased by 5% and 10%, respectively, over the second quarter of 1994. The higher plywood prices were the result of strong industrial market (recreational vehicle, boats and fiberglass reinforced panels) demand. The increase in MDF prices was due to growing demand for MDF throughout 1994 and the first quarter of 1995. Lumber sales volume was 10% higher during the second quarter of 1995 as compared to the year earlier period due to increased production as a result of additional production shifts and the new lumber remanufacturing facility which began operations in November 1994. Lumber prices decreased by 15% as compared to the second quarter of 1994 due to weak market conditions caused by a slow housing market and excess supply. While our lumber prices are influenced by commodity prices, we are able to maintain sales volume due to our high concentration of sales in the repair & remodel and industrial markets, which are less impacted by a slow housing market. MDF sales volume decreased by 23% as a result of deterioration in demand late in the second quarter, primarily due to excess inventories being carried by end users due to a slow spring building season. The slowdown resulted in 12 days of production downtime for Plum Creek in June.

         Manufacturing Segment costs and expenses were $85.4 million and $87.4 million for the second quarter of 1995 and 1994, respectively. The $2.0 million of lower costs and expenses was primarily due to the decrease in MDF sales volume and lower log costs (16% and 7% lower for lumber and plywood, respectively), offset in part by increased lumber sales volume.

         Other Costs and Eliminations increased operating income by $2.8 million less in the second quarter of 1995 as compared to the second quarter of 1994. The variance was primarily due to a decrease during the second quarter of 1995 as compared to the year earlier period in the amount of intercompany profit released from inventory and the intercompany LIFO elimination. The lower intercompany profit and LIFO eliminations are due to a lower log transfer price as a result of a weaker domestic log market. The profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties. The LIFO elimination reverses Manufacturing's increase in the LIFO reserve related to intercompany price increases.

         The income allocated to the General Partner was $2.4 million higher in the second quarter of 1995 as compared to the year earlier period. The increase was the result of a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid during the quarter, which was $0.49 per Unit in the second quarter of 1995 as compared to $0.38 per Unit during the second quarter of 1994.

SIX MONTHS 1995 COMPARED TO SIX MONTHS 1994

         The following table compares operating income by segment for the six months ended June 30, 1995 and 1994.

                          Operating Income by Segment
                                  (Unaudited)

                                                           Six Months
                                                         -------------
                                                         (In Thousands)
                                                       1995          1994
                                                     -------        -------
         Resources Segment   . . . . . . . . . . .   $55,985        $64,216
         Manufacturing Segment   . . . . . . . . .    15,135         10,960
         Other Costs and Eliminations  . . . . . .     6,493          4,192
                                                     -------        -------
            Total  . . . . . . . . . . . . . . . .   $77,613        $79,368
                                                     =======        =======

         Resources Segment revenues were $134.9 million and $135.5 million for the six month periods ended June 30, 1995 and 1994, respectively. Revenues were $0.6 million lower in 1995 primarily due to lower sales volume of export logs and lower prices for domestic logs, which were offset in part by higher sales volume of domestic logs, increased pulp log sales volume and prices, and a $1.8 million increase in land sales. Export log sales volume decreased by 23% during the first six months of 1995 as compared to the same period in 1994 due to more favorable weather conditions experienced during the first quarter of 1994 and a planned reduction in the harvest of export quality logs. Domestic log prices decreased by 10% during the first six months of 1995 as compared to the same period in 1994 primarily due to a weak lumber market. During the first six months of 1995 domestic log sales volume was 12% higher than the year earlier period primarily due to an increase in internal demand resulting from increased lumber production. Pulp log sales volumes and prices increased in the first six months of 1995 as compared to the first six months of 1994 as a result of strong pulp and paper markets.

         Resources Segment costs and expenses were $79.0 million and $71.3 million for the first six months of 1995 and 1994, respectively. Costs and expenses were $7.7 million higher in 1995 due to higher sales volumes of domestic and pulp logs and higher log and haul costs, offset in part by lower export log sales volumes. The increase in log and haul costs resulted from more expensive logging methods required due to ground conditions and sloped terrain which would not permit the use of traditional logging methods.

         Manufacturing Segment revenues were $190.7 million and $181.0 million during the first six months of 1995 and 1994, respectively. Revenues were $9.7 million higher in 1995 due to increased plywood and MDF prices and increased lumber and plywood sales volumes. These increases were partially offset by decreases in lumber prices and MDF sales volumes. Plywood and MDF prices increased by 5% and 16%, respectively, over the first six months of 1994. The higher plywood prices were the result of strong industrial market demand. The increase in MDF prices was due to growing demand for MDF throughout 1994 and the first quarter of 1995. Lumber and plywood sales volumes increased by 11% and 5%, respectively, in 1995 as compared to the year earlier period, primarily due to increased production. Lumber production increased as a result of additional production shifts and the new lumber remanufacturing facility which began operations in November 1994. Plywood production increased due to favorable weather and operating conditions. Lumber prices decreased by 13% as compared to the first six months of 1994 due to weak market conditions caused by a slow housing market and excess supply. While our lumber prices are influenced by commodity prices, we are able to maintain sales volume due to our high concentration of sales in the repair & remodel and industrial markets, which are less impacted by a slow housing market. MDF sales volume decreased by 12% as a result of deterioration in demand late in the second quarter, primarily due to excess inventories being carried by end users due to a slow spring building season. The slowdown resulted in 12 days of production downtime in June.

         Manufacturing Segment costs and expenses were $175.6 million and $170.0 million for the six month period ended June 30, 1995 and 1994, respectively. The $5.6 million of higher costs and expenses was primarily due to higher sales volumes of lumber and plywood offset in part by lower log costs (13% and 6% lower for lumber and plywood, respectively).

         Other Costs and Eliminations increased operating income by $2.3 million more during the six month period ended June 30, 1995 as compared to same period in 1994. The variance was primarily due to lower intercompany profit accumulating in inventory during the first six months of 1995, offset in part by a decrease in the intercompany LIFO elimination. The lower accumulation of intercompany profit was caused by a larger depletion of log inventories during the first six months of 1995 as compared to the first six months of 1994 due to higher production and sales volumes in both lumber and plywood. The lower LIFO elimination was due to a lower log transfer price as a result of a weaker domestic log market. The profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties. The LIFO elimination reverses Manufacturing's increase in the LIFO reserve related to intercompany price increases.

         The income allocated to the General Partner was $3.5 million higher during the first six months of 1995 as compared to the year earlier period. The increase was the result of a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid each quarter, which was $0.92 per Unit during the first two quarters of 1995 as compared to $0.76 per Unit during the first two quarters of 1994.

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

Exhibit
Designation      Nature of Exhibit
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



                                      PLUM CREEK TIMBER COMPANY, L.P.
                                               (Registrant)


                                      By:  Plum Creek Management Company, L.P.
                                           as General Partner


                                      By:  /s/ Diane M. Irvine
                                          ----------------------------------
                                           DIANE M. IRVINE
                                           Vice President and
                                           Chief Financial Officer
                                          (Duly Authorized Officer and
                                           Principal Financial and Accounting
                                           Officer)


Date:  August 8, 1995