Form 10-Q
period 1995-09-30
PLUM CREEK TIMBER CO L P
filed 1995-11-13
CIK 849213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995

                                       OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

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

                 Yes   X                        No
                      ---                          ---

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                          Third Quarter
                                                --------------------------------
                                                     1995          1994
                                                     ----          ----

                                               (In Thousands, Except Per Unit)

Revenues ....................................     $ 152,296      $ 147,387
                                                  ---------      ---------

Costs and Expenses:
          Cost of Goods Sold ................        99,901         97,188
          Selling, General and Administrative        10,013         10,400
                                                  ---------      ---------
            Total Costs and Expenses ........       109,914        107,588
                                                  ---------      ---------
Operating Income ............................        42,382         39,799

Interest Expense ............................       (11,753)       (12,002)
Interest Income .............................           355            190
Other Expense - Net .........................          (600)          (913)
                                                  ---------      ---------

Income before Income Taxes ..................        30,384         27,074
Provision for Income Taxes ..................           211            319
                                                  ---------      ---------

Net Income ..................................     $  30,173      $  26,755


General Partner Interest ....................         6,003          4,608
                                                  ---------      ---------

Net Income Allocable to Unitholders .........     $  24,170      $  22,147
                                                  =========      =========

Net Income per Unit .........................     $    0.60      $    0.54
                                                  =========      =========


See accompanying Notes to Combined Financial Statements

                          PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                             Nine Months
                                                  --------------------------------
                                                      1995             1994
                                                      ----             ----

                                                   (In Thousands, Except Per Unit)
Revenues ....................................       $ 435,762        $ 425,503
                                                    ---------        ---------

Costs and Expenses:
          Cost of Goods Sold ................         285,426          273,987
          Selling, General and Administrative          30,341           32,349
                                                    ---------        ---------
            Total Costs and Expenses ........         315,767          306,336
                                                    ---------        ---------

Operating Income ............................         119,995          119,167

Interest Expense ............................         (35,507)         (34,364)
Interest Income .............................             976              708
Other Expense - Net .........................          (1,584)          (3,682)
                                                    ---------        ---------

Income before Income Taxes ..................          83,880           81,829
Provision for Income Taxes ..................             781              625
                                                    ---------        ---------

Net Income ..................................       $  83,099        $  81,204


General Partner Interest ....................          16,534           11,632
                                                    ---------        ---------

Net Income Allocable to Unitholders .........       $  66,565        $  69,572
                                                    =========        =========

Net Income per Unit .........................       $    1.64        $    1.71
                                                    =========        =========


See accompanying Notes to Combined Financial Statements

                         PLUM CREEK TIMBER COMPANY, L.P.
                             COMBINED BALANCE SHEET
                                   (UNAUDITED)

                                                     September 30,    December 31,
                                                         1995              1994
                                                     -------------    ------------
                                                             (In Thousands)
ASSETS
Current Assets:
          Cash and Cash Equivalents .............       $  85,131        $  60,942
          Accounts Receivable ...................          33,994           26,866
          Inventories ...........................          43,077           54,685
          Timber Contract Deposits ..............              14            2,823
          Other Current Assets ..................           7,842            4,013
                                                        ---------        ---------
                                                          170,058          149,329

Timber and Timberlands - Net ....................         475,199          495,462
Property, Plant and Equipment - Net .............         164,729          162,017
Other Assets ....................................          14,670           16,418
                                                        ---------        ---------
          Total Assets ..........................       $ 824,656        $ 823,226
                                                        =========        =========

LIABILITIES
Current Liabilities:

          Current Portion of Long-Term Debt .....       $  14,100        $  13,000
          Accounts Payable ......................          15,315           13,231
          Interest Payable ......................          12,278            7,681
          Wages Payable .........................           5,410            6,430
          Taxes Payable .........................           7,025            6,094
          Workers' Compensation Liabilities .....           1,968            2,610
          Other Current Liabilities .............           6,420            6,778
                                                        ---------        ---------
                                                           62,516           55,824

Long-Term Debt ..................................         419,800          433,900
Lines of Credit .................................          97,500           97,500
Workers' Compensation Liabilities ...............           8,901            9,367
Other Liabilities ...............................           3,776            3,658
                                                        ---------        ---------
          Total Liabilities .....................         592,493          600,249
                                                        ---------        ---------
Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units .........................         232,336          223,028
General Partner .................................            (173)             (51)
                                                        ---------        ---------
          Total Partners' Capital ...............         232,163          222,977
                                                        ---------        ---------
          Total Liabilities and Partners' Capital       $ 824,656        $ 823,226
                                                        =========        =========

See accompanying Notes to Combined Financial Statements

                         PLUM CREEK TIMBER COMPANY, L.P.
                        COMBINED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months
                                                                    -------------------------------
                                                                        1995              1994
                                                                        ----              ----

                                                                           (In Thousands)
Cash Flows From Operating Activities:
Net Income .....................................................    $  83,099        $  81,204
Adjustments to Reconcile Net Income to
          Net Cash Provided By Operating Activities:
          Depreciation, Depletion and Amortization .............       39,646           39,122
          Gain on Asset Dispositions - Net .....................       (2,577)          (2,530)
          Working Capital Changes:
            Accounts Receivable ................................       (7,128)          (2,599)
            Inventories ........................................       11,608            1,869
            Timber Contract Deposits and Other Current Assets...       (1,020)             907
            Accounts Payable ...................................        2,084              (32)
            Other Accrued Liabilities ..........................        3,508            8,941
          Funding of Benefit Plans - Net .......................        1,290           (9,613)
          Other ................................................       (1,753)             (31)
                                                                    ---------        ---------
Net Cash Provided By Operating Activities ......................    $ 128,757        $ 117,238
                                                                    ---------        ---------

Cash Flows From Investing Activities:
          Additions to Properties ..............................    $ (21,012)       $ (16,436)
          Proceeds from Asset Dispositions .....................        5,163            3,715
          Other ................................................       (1,806)
                                                                    ---------        ---------
Net Cash Used In Investing Activities ..........................    $ (17,655)       $ (12,721)
                                                                    ---------        ---------

Cash Flows From Financing Activities:
          Cash Distributions ...................................    $ (73,913)       $ (59,732)
          Issuance of Long-Term Debt ...........................                       150,000
          Retirement of Long-Term Debt .........................      (13,000)         (13,000)
          Borrowings Under the Lines of Credit .................      297,500          239,345
          Repayments Under the Lines of Credit .................     (297,500)        (401,845)
                                                                    ---------        ---------
Net Cash Used In Financing Activities ..........................    $ (86,913)       $ (85,232)
                                                                    ---------        ---------

Increase In Cash and Cash Equivalents ..........................       24,189           19,285
Cash and Cash Equivalents:
          Beginning of  Period .................................       60,942           34,025
                                                                    ---------        ---------

          End of Period ........................................    $  85,131        $  53,310
                                                                    =========        =========

                                       4

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

         The Partnership owns 98 percent of Plum Creek Manufacturing, L.P. ("Manufacturing") and 96 percent of Plum Creek Marketing, Inc. ("Marketing"). Plum Creek Management Company, L.P. (the "General Partner") manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining two percent of Manufacturing and four percent of Marketing. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing.

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

         The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). Any such distributions in excess of the Unitholder's basis in the Units will result in taxable gain. However, Unitholders will be required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of whether cash distributions are made. It is anticipated that 1995 taxable income allocated to Unitholders will be in excess of 1995 cash distributions. However, in virtually all cases, a Unitholder's 1995 cash distribution will significantly exceed the tax liability related to the Unitholder's allocated taxable income from the Partnership and Manufacturing. For tax exempt entities, such as IRAs, most of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax exempt entity has more than $1,000 of UBTI, it may be required to pay federal income taxes. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities at year-end.

         Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 40,608,300 for the three and nine month periods ended September 30, 1995 and 1994.

2.  INVENTORIES

         Inventories consisted of the following (in thousands):

                                                     September 30,      December 31,
                                                          1995              1994
                                                     -------------      ------------
         Raw materials (logs)  . . . . . . . . . .     $  14,589         $  25,908
         Work-in-process   . . . . . . . . . . . .         5,071             5,349
         Export logs   . . . . . . . . . . . . . .           982             1,274
         Finished goods  . . . . . . . . . . . . .        16,348            16,485
                                                       ---------         ---------
                                                          36,990            49,016
         Supplies  . . . . . . . . . . . . . . . .         6,087             5,669
                                                       ---------         ---------
            Total  . . . . . . . . . . . . . . . .     $  43,077         $  54,685
                                                       ---------         ---------

         Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at September 30, 1995 and December 31, 1994 was $43.4 million and $54.9 million, respectively.

3.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following (in thousands):

                                                     September 30,      December 31,
                                                          1995              1994
                                                     -------------      ------------
Timber and logging roads - net   . . . . . . . . .     $  430,679        $  450,956
Timberlands  . . . . . . . . . . . . . . . . . . .         44,520            44,506
                                                       ----------        ----------
         Timber and Timberlands - net  . . . . . .     $  475,199        $  495,462
                                                       ----------        ----------

         Property, plant and equipment consisted of the following (in thousands):

                                                         September 30,   December 31,
                                                             1995           1994
                                                         -------------   ------------
Land, buildings and improvements    . . . . . . . .       $    47,818     $    47,429
Machinery and equipment   . . . . . . . . . . . . .           224,909         208,085
                                                          -----------     -----------
                                                              272,727         255,514
Accumulated depreciation  . . . . . . . . . . . . .          (107,998)        (93,497)
                                                          -----------     -----------
    Property, Plant and Equipment - net   . . . . .       $   164,729     $   162,017
                                                          -----------     -----------

4.  BORROWINGS

       As of September 30, 1995, the Company had $97.5 million of borrowings under the two revolving lines of credit and letters of credit outstanding in the amount of $0.8 million. One line of credit allows the Partnership to borrow $100 million through October 31, 2000, of which $82.5 million was outstanding at September 30, 1995. The other line of credit allows the Partnership to borrow $35 million through October 28, 1996 (any borrowings outstanding at that time are payable in quarterly installments, at the option of the Partnership, due January 1997 through October 1998), of which $15 million was outstanding at September 30, 1995. As of September 30, 1995, the Company had unused bank lines of credit totaling $36.7 million. As of October 6, 1995, $91.5 million of borrowings on the lines of credit were repaid.

5.  SUBSEQUENT EVENTS

       On October 17, 1995, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.49 per Unit for the third quarter of 1995. Total distributions will equal approximately $25.9 million (including $6.0 million to the General Partner) and will be paid on November 29, 1995 to Unitholders of record on November 15, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Plum Creek Timber Company, L.P. (the "Partnership") owns 98 percent of Plum Creek Manufacturing, L.P. ("Manufacturing") and 96 percent of Plum Creek Marketing, Inc. ("Marketing"). Plum Creek Management Company, L.P. (the "General Partner") manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining two percent of Manufacturing and four percent of Marketing. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing, and Marketing. "Resources Segment" refers to the combined timber and land management businesses of the Partnership, and "Manufacturing Segment" refers to the combined businesses of Manufacturing and Marketing.

EVENTS AND TRENDS AFFECTING OPERATING RESULTS

         MARKET FORCES. The demand for logs and manufactured wood products depends upon international and domestic market conditions, the value of the U.S. dollar in foreign markets, competition, log supply, the use and introduction of alternative products and other factors. In particular, the demand for logs, lumber, plywood and medium density fiberboard ("MDF") is affected by residential and industrial construction, and repair and remodel activity. These activities are subject to fluctuations from changes in economic conditions, tariffs, interest rates, population growth and other economic, demographic and environmental factors.

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

         CURRENT MARKET CONDITIONS. Prices for domestic logs in the Cascades Region increased from levels experienced in the third quarter of 1994 due to strong pulp and paper markets and the sale of a portion of export quality logs in the domestic market due to weak export markets. Prices for domestic logs in the Rockies Region have decreased from levels experienced in the third quarter of 1994 as a result of weaker lumber markets and aggressive competition from Canadian lumber producers. The downward pressure on prices was mitigated in part by strong demand for whole logs for chipping in pulp and paper markets. Pulp log prices began declining in the third quarter of 1995 in both regions due to the saturation of logs in the pulp market. Export log prices decreased as compared to the third quarter of 1994 and the second quarter of 1995 due to a weakened Japanese economy, a decline in Japanese housing starts, and increased competition from lower priced substitutes.

          Third quarter 1995 industry composite indices for lumber and plywood commodity prices were 13% lower and 3% higher, respectively, than the third quarter of 1994, and were 6% and 8% higher than the second quarter of 1995, respectively. The decrease in lumber prices, as compared to prior year third quarter, is attributed to the continued relative weakness in the housing market (where modest improvement was experienced during the third quarter of 1995), strong production and aggressive pricing by Canadian lumber producers, and increased competition from substitutes. Overall, plywood markets have remained strong, although industrial markets were weak in the third quarter as RV and boat manufacturers slowed production to prepare for model year changes. Commodity prices for lumber and plywood increased in the third quarter of 1995, as compared to the second quarter of 1995, due to seasonal increases in housing construction and the decline in interest rates. MDF prices decreased by 10% in the third quarter of 1995 as compared to the third quarter of 1994, and decreased by 13% as compared to the second quarter of 1995. The decrease in prices was due to a weakening in demand caused by excess inventory levels, cautious purchasing by distributors and end-users concerned about future price declines, and reduced repair and remodel activity.

         THREATENED AND ENDANGERED SPECIES. In July 1990, the United States Fish and Wildlife Service ("USFWS") listed the Northern Spotted Owl ("Owl") as a threatened species throughout its range in Washington, Oregon and California under the federal Endangered Species Act ("ESA").

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

         In June 1992, the Washington State Forest Practices Board (the "Board") adopted temporary regulations related to all forest practice applications ("FPA's") which require that FPA's comply with the Washington State Environmental Policy Act ("SEPA") for all activities within the 500 acres of habitat surrounding nest sites or activity centers. In November 1995, the Forest Practices Board adopted a final Owl rule that will take effect in July 1996. Until the final rule takes effect, the temporary rule will govern. Under the final rule, restrictions substantially similar to those contained in the Guidelines would apply in designated Owl special emphasis areas ("SEAs"). Outside of SEAs, only 70 acres surrounding Activity Areas would be protected during the breeding season only. As a result, the final rule will result in the same level of regulation on areas within SEAs and fewer restrictions on the Partnership's activities in areas outside of SEAs due to the Owl. Approximately 60% of the Partnership's lands in the Cascade Region are within SEAs.

         On February 7, 1995, the USFWS announced that it is proposing to draft a special rule ("Special Rule") to redefine private landowner obligations with regard to Owls under the ESA. The final Washington state Owl rule is expected to form the basis for the Special Rule in Washington state.

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

          In October 1995, the Partnership formally applied for a multi-species, 50 year permit under the ESA from the USFWS and the National Marine Fisheries Service ("NMFS") that would cover the Partnership's forest management on 170,000 acres within SEAs in the Cascade Region (the "Planning Area"). As a part of the permit application, the Partnership prepared a habitat conservation plan ("HCP") that would govern the Partnership's management activities in the Planning Area. The Partnership expects to receive the permit in the first quarter of 1996, following completion of the public review process. There are, however, no assurances that the permit will ultimately be issued by the USFWS and NMFS.

         The permit, if issued, would authorize the incidental take in the Planning Area of the Owl, Marbled Murrelet, Grizzly Bear and Gray Wolf, which are currently listed under the ESA, as well as numerous other species should they become listed during the term of the permit. In addition, as an incentive to Plum Creek to create additional wildlife habitat in the Planning Area, the permit may extend for an additional 50 years if wildlife habitat exceeds levels authorized in the HCP. The permit thus would provide long-term certainty and predictability to the Partnership's harvest activities. Under the ESA, the permit may allow impacts on species incidental to normal management activities in exchange for mitigating measures agreed to by the landowner in the HCP. The restrictions in the HCP would replace restrictions for Owls under the final Washington state Owl rule, the Guidelines, the Special Rule, if adopted, and SEPA.

         The ESA also prohibits the federal government from causing jeopardy to species listed under the ESA or from destroying or adversely modifying their designated critical habitat. Private landowners are potentially affected by this restriction if a private activity requires federal action, such as the granting of access or federal funding. Where there is such a federal connection, the federal agency involved must consult with the USFWS or NMFS, in the case of anadromous fish, to determine that the proposed activity would not cause jeopardy to the listed species or cause direct or indirect adverse modification of its designated critical habitat. If the landowner's proposed activity does adversely modify critical habitat, the USFWS or NMFS must propose, where possible, alternatives or modifications to the proposed activity. The Partnership's Timberlands are often intermingled with federal land in or near areas that include the habitats of a number of threatened or endangered species such as the Owl and the Grizzly Bear. Thus, access across federal lands to certain of the Partnership's Timberlands in such areas has been, and is likely to continue to be, delayed by the administrative process and legal challenges and may be subjected to restriction under the ESA.

         The ultimate impact of the Owl listing, as well as listings of additional species under the ESA, on the Partnership will depend on (i) the number of Activity Areas actually found on or near Partnership Timberlands, (ii) the availability and amount of suitable habitat within individual Activity Areas, (iii) the outcome of the Clinton Administration's forest policy, (iv) future regulations and restrictions placed on private and public lands, (v) promulgation, interpretation and application of wildlife regulations by both the USFWS (including the proposed Special Rule) and the Washington State Department of Natural Resources, (vi) the outcome of the Partnership's efforts to obtain a multi-species permit from the USFWS and NMFS, (vii) the impact of reduced harvests upon stumpage prices, and (viii) the outcome of litigation.

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

         LEGISLATION RESTRICTING LOG EXPORTS. Federal legislation currently prohibits the sale of unprocessed logs harvested from federal lands located in the western half of the U.S. if such logs will be exported from the United States by the purchaser thereof or if such logs will be used by the purchaser thereof as a substitute for timber from private lands which is exported by such purchaser. This prohibition does not impact the purchase of timber by the Partnership from federal lands in the geographic area of the Partnership's conversion facilities. In addition, federal legislation prohibits the export of unprocessed logs harvested from certain state lands. As a result, Washington and Oregon currently prohibit the export of all logs harvested from state lands. Proposals have also been made from time to time, but to date have been unsuccessful, to either ban or tax the export of unprocessed logs harvested from private lands.

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

FINANCIAL CONDITION AND LIQUIDITY

         During the first nine months of 1995, net cash provided by operating activities totaled $128.8 million compared to $117.2 million for the same period in 1994. The increase was primarily due to non-recurring cash advances and reimbursements made in 1994 to the General Partner to fund the General Partner's various executive and key employee benefit plans.

         The Partnership has two unsecured revolving lines of credit ("Lines of Credit") with a group of banks that permit the Partnership to borrow up to $135 million for general corporate purposes, including up to $5 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Lines of Credit bear a floating rate of interest. One line of credit allows the Partnership to borrow $100 million through October 31, 2000, of which $82.5 million was outstanding at September 30, 1995. The other line of credit allows the Partnership to borrow $35 million through October 28, 1996 (any borrowings outstanding at that time are payable in quarterly installments, at the option of the Partnership, due January 1997 through October 1998), of which $15 million was outstanding at September 30, 1995. As of September 30, 1995, there were letters of credit outstanding in the amount of $0.8 million. As of October 6, 1995, $91.5 million of borrowings on the Lines of Credit were repaid.

         The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sale of assets, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants as of September 30, 1995.

         The Partnership will distribute $0.49 per Unit for the third quarter of 1995. The distribution will equal $25.9 million (including $6.0 million to the General Partner), and will be paid on November 29, 1995 to Unitholders of record on November 15, 1995. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

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

CAPITAL EXPENDITURES

         Capital expenditures for the first nine months of 1995 totaled $21.0 million compared to $16.4 million for the same period in 1994. Total 1995 capital expenditures are expected to equal $30 million, compared to $25.8 million expended in 1994. The principal projects in the 1995 plan include a project in the MDF plant to produce "Super-Refined MDF(2)", a higher quality MDF product that can be machined and finished more efficiently, adding significant value to the MDF product line. Planned capital expenditures also include the purchase and installation of various lumber and plywood value-added projects, equipment upgrades to meet environmental requirements and road construction and timberland reforestation. It is anticipated that the planned 1995 capital expenditures will be funded from current funds and cash generated from operations.

RESULTS OF OPERATIONS

THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1994

         The following table compares operating income by segment for the quarters ended September 30, 1995 and 1994.

                           Operating Income by Segment

                                   (Unaudited)

                                                                                           Third Quarter
                                                                                           (In Thousands)

                                                                                      1995                1994
                                                                                   ---------           ---------
                   Resources Segment   . . . . . . . . . . . . . . . .             $  42,784           $  42,656
                   Manufacturing Segment   . . . . . . . . . . . . . .                 9,430              10,339
                   Other Costs and Eliminations  . . . . . . . . . . .                (9,832)            (13,196)
                                                                                   ---------           ---------
                      Total  . . . . . . . . . . . . . . . . . . . . .             $  42,382           $  39,799
                                                                                   =========           =========


         Resources Segment revenues were $95.8 million and $89.9 million for the third quarter of 1995 and 1994, respectively. Revenues were $5.9 million higher in 1995 primarily due to a $9.5 million increase in revenues from pulpwood and chip sales offset in part by lower domestic logs prices, which decreased by 8% from the prior year quarter. The increase in pulpwood and chip revenues was due to the addition of in-woods chipping operations, which utilize small tops of trees and small trees from thinning operations, and a significant increase in pulp log prices and sales volume as compared to the third quarter of 1994 as a result of strong pulp and paper markets. The decrease in domestic log prices, as compared to the third quarter of 1994, is attributable entirely to the Rockies Region and was due to weak lumber markets and aggressive competition from Canadian lumber producers.

         Resources Segment costs and expenses were $53.0 million and $47.2 million for the third quarter of 1995 and 1994, respectively. Costs and expenses were $5.8 million higher in 1995 primarily due to costs relating to higher volumes of pulpwood and chip sales.

         Manufacturing Segment revenues were $94.1 million and $96.5 million for the third quarter of 1995 and 1994, respectively. Revenues were $2.4 million lower in 1995 due to decreased lumber and MDF prices and decreased MDF sales volume, offset in part by higher residual chip prices. Lumber prices decreased by 12% as compared to the third quarter of 1994 due to a weaker housing market as a result of generally slower economic conditions, and increased competition from both Canadian imports and substitute products. While our lumber prices are influenced by commodity prices, we are able to maintain sales volume (increased 3% as compared to third quarter 1994) due to our high concentration of sales in the repair & remodel and industrial markets, which are less impacted by a slow housing market. MDF prices decreased by 10% as compared to the third quarter of 1994 due to weak demand, additional foreign capacity coming on line, and a high level of utility grade sales from the start-up production related to our new MDF(2) product. MDF sales volume decreased by 30% as a result of production downtime associated with the weak market conditions and issues encountered during the start-up of new high energy refiners for our new MDF(2) product. Residual chip prices increased substantially over the third quarter of 1994 due to strong pulp and paper markets.

         Manufacturing Segment costs and expenses were $84.7 million and $86.1 million for the third quarter of 1995 and 1994, respectively. The $1.4 million of lower costs and expenses was primarily due to the decrease in MDF sales volume and 17% lower log costs for lumber.

         Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $3.4 million less in the third quarter of 1995 as compared to the third quarter of 1994. The variance was primarily due to a decrease during the third quarter of 1995, as compared to the year earlier period, in the amount of intercompany profit accumulating in inventory. The lower intercompany profit accumulation was due to a lower log transfer price as a result of a weaker domestic log market, and a smaller increase during the quarter of the logs purchased from internal sources as compared to the third quarter of 1994. On a combined basis, the Resource Segment's profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

         The income allocated to the General Partner was $1.4 million higher in the third quarter of 1995 as compared to the year earlier period. The increase was the result of a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid during the quarter, which was $0.49 per Unit in the third quarter of 1995 as compared to $0.43 per Unit during the third quarter of 1994.

NINE MONTHS 1995 COMPARED TO NINE MONTHS 1994

         The following table compares operating income by segment for the nine months ended September 30, 1995 and 1994.

                           Operating Income by Segment
                                   (Unaudited)

                                                                                  Nine Months
                                                                                  -----------
                                                                                 (In Thousands)
                                                                           1995                 1994
                                                                        ----------           ----------
          Resources Segment   . . . . . . . . . . . . . . . .           $   98,769           $  106,872
          Manufacturing Segment   . . . . . . . . . . . . . .               24,565               21,299
          Other Costs and Eliminations  . . . . . . . . . . .               (3,339)              (9,004)
                                                                        ----------           ----------
             Total  . . . . . . . . . . . . . . . . . . . . .           $  119,995           $  119,167
                                                                        ==========           ==========


         Resources Segment revenues were $230.7 million and $225.4 million for the nine month periods ended September 30, 1995 and 1994, respectively. Revenues were $5.3 million higher in 1995 due to a $12.9 million increase in revenues from pulpwood and chip sales, an increase in domestic log sales volumes, and a $1.0 million increase in land sales, offset in part by lower sales volume of export logs and lower prices for domestic logs. The increase in pulpwood and chip revenues was due to the addition of in-woods chipping operations, which utilize small tops of trees and small trees from thinning operations, and a significant increase in pulp log prices and sales volume, as compared to the first nine months of 1994, as a result of strong pulp and paper markets. Domestic log sales volume increased by 8% during the first nine months of 1995, as compared to the same period in 1994, due to an increase in internal demand resulting from increased lumber and plywood production and lower production levels in 1994 due to fire restrictions. Export log sales volume decreased by 14% during the first nine months of 1995 as compared to the same period in 1994 due to a planned reduction in the harvest of export quality logs and shifting lower quality export logs into the domestic market due to a weak export market. Domestic log prices decreased by 9% during the first nine months of 1995 as compared to the same period in 1994 primarily due to a weaker lumber market.

         Resources Segment costs and expenses were $131.9 million and $118.5 million for the first nine months of 1995 and 1994, respectively. Costs and expenses were $13.4 million higher in 1995 primarily due to costs relating to higher volumes of pulpwood and chip sales, higher sales volumes of domestic logs, higher log and haul costs, and higher land sales expenses, offset in part by lower export log sales volumes. The increase in log and haul costs resulted from more expensive logging methods required due to ground conditions and sloped terrain which would not permit the use of traditional logging methods.

         Manufacturing Segment revenues were $284.8 million and $277.5 million during the first nine months of 1995 and 1994, respectively. Revenues were $7.3 million higher in 1995 due to increased plywood, MDF and residual chip prices and increased lumber and plywood sales volumes. These increases were partially offset by decreases in lumber prices and MDF sales volumes. Plywood and MDF prices increased by 4% and 7%, respectively, over the first nine months of 1994. The higher plywood prices were the result of strong industrial market demand during the first half of the year. The increase in MDF prices was due to growing demand for MDF throughout 1994 and the first quarter of 1995. Residual chip prices increased substantially over the first nine months of 1994 due to strong pulp and paper markets. Lumber and plywood sales volumes increased by 9% and 4%, respectively, in 1995 as compared to the year earlier period. The increase in lumber sales volume is primarily due to increased production as a result of higher recoveries due to improved log merchandising specifications, additional production shifts and the new lumber remanufacturing facility which began operations in November 1994. Plywood sales volume increased due to strong industrial markets and increased production due to favorable weather and operating conditions. Lumber prices decreased by 13% as compared to the first nine months of 1994 due to weaker market conditions caused by a slow housing market and aggressive competition from Canadian lumber producers. While our lumber prices are influenced by commodity prices, we are able to maintain sales volume due to our high concentration of sales in the repair & remodel and industrial markets, which are less impacted by a slow housing market. MDF sales volume decreased by 18% as a result of deterioration in demand and production downtime associated with the weak markets and issues encountered during the start-up of new high energy refiners for our new MDF(2) product. Demand for MDF deteriorated late in the second quarter and continued through the third quarter of 1995, primarily due to excess inventories being carried by end users as a result of a slower than expected spring building season.

         Manufacturing Segment costs and expenses were $260.2 million and $256.2 million for the nine month period ended September 30, 1995 and 1994, respectively. The $4.0 million of higher costs and expenses was primarily due to higher sales volumes of lumber and plywood, offset in part by lower MDF sales volume and lower log costs (14% and 5% lower for lumber and plywood, respectively).

         Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $5.7 million less during the nine month period ended September 30, 1995 as compared to same period in 1994. The variance was primarily due to lower intercompany profit accumulating in inventory during the first nine months of 1995, offset in part by a decrease in the intercompany LIFO elimination. The lower accumulation of intercompany profit was caused by a larger depletion of log inventories and a lower log transfer price during the first nine months of 1995 as compared to the first nine months of 1994. The larger depletion of log inventories was due to higher production and sales volumes in both lumber and plywood, and the lower log transfer price was due to a weaker domestic log market. On a combined basis, the Resource Segment's profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties. The lower LIFO elimination was due to a lower log transfer price as a result of a weaker domestic log market. The LIFO elimination offsets Manufacturing's increase in the LIFO reserve related to intercompany price increases.

         Net other expense decreased by $2.1 million for the first nine months of 1995 as compared to the year earlier period primarily due to a charge in 1994 for the write-off of capitalized debt issue costs as a result of the refinancing of the lines of credit, a decrease in the expense for state taxes payable on behalf of non-resident Unitholders, and a decrease in fixed asset retirements.

         The income allocated to the General Partner was $4.9 million higher during the first nine months of 1995 as compared to the year earlier period. The increase was the result of a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid each quarter, which was $1.41 per Unit during the first three quarters of 1995 as compared to $1.19 per Unit during the first three quarters of 1994.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See the discussion of legal proceedings under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Items 2, 3 and 4 of Part II are not applicable and have been omitted.

ITEM 5.  OTHER INFORMATION

        Pursuant to Section 15.1 of the Amended and Restated Agreement of Limited Partnership of Plum Creek Timber Company, L.P. (the "Partnership Agreement"), the General Partner amended and restated the Partnership Agreement as of October 17, 1995. The amendment maintains the current economic and tax effects as between Unitholders and the General Partner following certain events such as the issuance or redemption of Units. Prior to the amendment, the Partnership Agreement could have resulted in unintended and potentially adverse consequences to both the General Partner and Unitholders, the magnitude and nature of which are not determinable. Additional technical amendments were also made. The Partnership Agreement, as so amended and restated, has been filed herewith as an exhibit. The Partnership Agreement and all amendments thereto are maintained at the offices of the General Partner.

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

                                INDEX TO EXHIBITS

Exhibit
Designation      Nature of Exhibit
-----------      -----------------

3A* Amended and Restated Agreement of Limited Partnership of Plum Creek Timber Company, L.P. dated June 8, 1989, as amended and restated through October 17, 1995. See attached exhibit.

3B Certificate of Limited Partnership of Plum Creek Timber Company, L.P., as filed with the Secretary of State of the state of Delaware on April 12, 1989 (Form S-1, Regis. No. 33-28094, filed May, 1989).

4C.2* Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc. (Form 10-Q, No. 1- 10239, filed August,
                 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P. (Form 8 Amendment No. 1, filed April 1991). Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage Note Agreement (Form 10-K/A, Amendment No. 1, filed April 1994). Amendment No. 3, Mortgage Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, filed April 1995). Amendment to Mortgage Note Agreement dated June 15, 1995. See attached exhibit.

10A.1* $100 million Amended and Restated Credit Agreement by and between Plum Creek Timber Company, L.P., Bank of America National Trust and Savings Association as Agent, ABN AMRO Bank N.V. as Co-agent and the Other Financial Institutions Party Thereto, dated as of November 15, 1994 (Form 10-K/A, Amendment No. 1, filed April 1995). First Amendment to Amended and Restated Credit Agreement, dated as of October 27, 1995. See attached exhibit.

10A.2* $35 million Credit Agreement by and between Plum Creek Timber Company, L.P., Bank of America National Trust and Savings Association as Agent, ABN AMRO Bank N.V. as Co-agent and the Other Financial Institutions Party Thereto, dated as of November 15, 1994 (Form 10-K/A, Amendment No. 1, filed April
                 1995). First Amendment to Credit Agreement, dated as of October 27, 1995. See attached exhibit.

10B.1* Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, filed April 1995). First Amendment to the Plum Creek Supplemental Benefits Plan. See attached exhibit.

10B.2 Incentive Sharing Plan, Plum Creek Management Company. (Form 10-K, No. 1-10239, filed March, 1990). Amendment number 1, dated April 1991, Incentive Sharing Plan, Plum Creek Management Company. (Form 10-Q, No. 1-10239, filed May, 1991).

10B.3 Unit Awards Plan, PCTC, Inc. (Form 10-K, No. 1-10239, filed March, 1990). Amendment number 1, dated April 1991, to Unit Awards Plan, PCTC, Inc. (Form 10-Q, No. 1-10239, filed May,
                 1991).

10B.4 Incentive Compensation Plan, Plum Creek Management Company. (Form 8 Amendment No. 1, filed April, 1990). Amendment dated January 1, 1991 to Incentive Compensation Plan, Plum Creek Management Company. (Form 8 Amendment No. 1, filed April 1991).

10B.5 Retirement Plan for Directors, Plum Creek Management Company. (Form 8 Amendment No. 1, filed April 1991).

10B.6* Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, filed April 1994). First Amendment to the Plum Creek Management Company, L.P. Long-Term Incentive Plan. See attached exhibit.

10B.7 Management Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, filed April 1994).

10B.8 Executive and Key Employee Salary and Incentive Compensation Deferral Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, filed April 1995).

10B.9 Deferred Compensation Plan for Directors, PC Advisory Corp. I (Form 10-K/A, Amendment No. 1, filed April 1995).

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

                            PLUM CREEK TIMBER COMPANY, L.P.
                                    (Registrant)

                            By: Plum Creek Management Company, L.P.
                                  as General Partner

                                 By: /s/ Diane M. Irvine
                                     -------------------
                                     DIANE M. IRVINE
                                     Vice President and
                                     Chief Financial Officer
                                    (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

Date: November 9, 1995