Form 10-K
period 1995-12-31
PLUM CREEK TIMBER CO L P
filed 1996-03-06
CIK 849213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

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

Organized in the State of Delaware  I.R.S. Employer Identification No.91-1443693

           Securities registered pursuant to Section 12(b) of the Act:
            Depositary Units, Representing Limited Partner Interests

       The above securities are registered on the New York Stock Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sections 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Units held by non-affiliates based on the closing sales price on January 31, 1996 was approximately $1,042,643,891. For this calculation, all executive officers and directors have been deemed affiliates. Such determination should not be deemed an admission that such executive officers and directors are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

                         PLUM CREEK TIMBER COMPANY, L.P.

                                TABLE OF CONTENTS

ITEM NO.                            CAPTION                                           PAGE
--------                            -------                                           ----
                    PART I
                    ------

1.                  Business                                                            4
                    Segment Information                                                 4
                    Resources Segment                                                   4
                    Manufacturing Segment                                               7
                    Seasonality                                                        10
                    Federal and State Regulations                                      10
                    Income Tax Considerations                                          14
                    Encumbrances                                                       15
                    Competition                                                        15
                    Employees                                                          16

2.                  Properties                                                         17

3.                  Legal Proceedings                                                  17

4.                  Submission of Matters to a Vote of Security Holders                17

                    PART II
                    -------

5.                  Market for the Registrant's Common Equity

                    and Related Unitholder Matters                                     18

6.                  Selected Financial Data                                            19

7.                  Management's Discussion and Analysis of

                    Financial Condition and Results of Operations                      20

8.                  Financial Statements and Supplementary                             27
                    Financial Information

9.                  Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure                             45

                    PART III
                    --------

10. & 11.           Directors and Executive Officers of the Registrant
                    and Executive Compensation                                         45

12.                 Security Ownership of Certain Beneficial Owners
                    and Management                                                        45

13.                 Certain Relationships and Related Transactions                        45

                    PART IV
                    -------

14.                 Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                                   45

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership organized in 1989, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage, and operate 2.0 million acres of timberland and ten wood products conversion facilities in Montana, Washington and Idaho. The Partnership owns 98 percent of Manufacturing, and 96 percent of Marketing. Plum Creek Management Company, L.P., (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining two percent and four percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing.

SEGMENT INFORMATION

         As used herein, "Resources Segment" refers to the combined timber and land management business of the Partnership. "Manufacturing Segment" refers to the combined business of Manufacturing and Marketing. Certain financial information for each business segment is included in Note 12 of Notes to Combined Financial Statements.

 RESOURCES SEGMENT

         GENERAL. The Resources Segment consists of approximately 2.0 million acres of timberland in the Pacific Northwest (the "Timberlands"). The Timberlands are geographically segregated into two regions, the Cascade Region in western Washington, and the Rocky Mountain Region in western Montana, northern Idaho and eastern Washington. At December 31, 1995, the 2.0 million acres of Timberland contained an estimated timber inventory of 10.1 billion board feet ("BBF") of standing timber of which 2.2 BBF and 7.9 BBF were located in the Cascade and Rocky Mountain Regions, respectively.

         The Resources Segment grows and harvests timber for sale in export and domestic markets and sells, on an opportunistic basis, land which is designated as having a higher and better use than for forest management.

         The following summarizes the major components of the Resources Segment's operating income:

           (In thousands)                        1995                 1994                1993
                                                 ----                 ----                ----

   Export Logs                                 $  33,500           $   38,973            $ 41,448

   Domestic Logs                               $  95,778            $ 109,053            $ 85,594


         Operating income from export log sales decreased primarily due to a decrease in sales volume. The decrease in sales volume was due to shifting lower quality export logs to domestic markets, as a result of a weaker Japanese economy, and a planned decrease in harvest levels. Export log revenues represented approximately 10%, 12% and 14% of combined revenues for 1995, 1994 and 1993, respectively. Operating income from domestic log sales decreased in 1995 due to a decrease in sales prices resulting primarily from weaker lumber markets. Operating income in 1994 from domestic log sales increased from 1993 primarily due to increased sales volume and higher prices. The increase in sales volume was due to higher harvest levels as a result of the Montana Timberland Acquisition (see below). Higher prices in 1994 were attributed to timber supply constraints as well as increased wood product demand. Domestic log revenues represented approximately 21%, 22% and 19% of combined revenues for 1995, 1994 and 1993, respectively. In 1995, the Partnership implemented an in-woods chipping operation, which utilizes the small tops of trees and small trees from thinning operations, due to the strength of the pulp markets. Pulp log and wood chip sales contributed an additional $7.0 million to operating income in 1995. Prior to 1995, operating income from pulp log sales was insignificant. Land sales contributed $1.6 million, $1.9 million and $7.7 million to operating income in 1995, 1994 and 1993, respectively. Land sales have declined, primarily due to the Partnership's strategy of deferring land sales until the completion of state and county growth management processes.

         CASCADE REGION. The Cascade Region consists of approximately 330,000 acres of timberland. Approximately 38% of the total timber harvest in the Cascade Region (compared to 47% and 49% in 1994 and 1993) was sold for export to Pacific Rim countries, principally Japan. Logs not sold for export were sold to domestic mills owned by third parties, as the Company does not own mills in the Cascade Region. Logs sold for export are generally of higher quality than logs sold into the domestic market. Sales of export logs decreased as a relative percentage of total sales in 1995, as compared to 1994, due to the shifting of lower quality export logs into domestic markets as a result of a weaker export market.

         ROCKY MOUNTAIN REGION. The Rocky Mountain Region consists of approximately 1,712,000 acres of timberland. During 1995, 59% of the total timber harvest in the Rocky Mountain Region was sold to the Manufacturing Segment (compared to 58% and 59% in 1994 and 1993, respectively), with the remainder sold to third-party domestic mills.

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

         Simultaneous to the Montana Timberland Acquisition, the Partnership entered into a log sourcing agreement with Stimson Lumber Company ("Stimson") to supply Stimson's Montana mills with 950 million board feet ("MMBF") of logs, at prevailing market prices, over a ten year period ending in 2003. At December 31, 1995, the Partnership had a remaining commitment of approximately 703 MMBF.

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

         The Partnership employs a number of traditional and newly developed harvesting techniques on its lands based on site specific characteristics and other considerations. The Partnership practices "Environmental Forestry" on 100% of its Timberlands. Environmental Forestry attempts to better protect and maintain the ecosystem while providing for a reasonable harvest. As a part of this, the Partnership has adopted a technique, used on a portion of the Timberlands, which prescribes retention of a mix of green and dead trees at the harvest site, including some large trees, snags and downed logs to enrich and protect the soil for successive generations of trees, and to provide habitat for a variety of wildlife species. The Partnership intends to continue to expand as appropriate, this component of Environmental Forestry.

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

         It is the Partnership's policy to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are widely used in the Rocky Mountain Region. During 1995, the Partnership planted over 4.7 million seedlings, mostly in the Cascade Region where about 95% of the reforestation is done by planting. Seedlings, which are from one to three years old when planted, are obtained partially from Plum Creek's nursery in Pablo, Montana.

         The Partnership manages its forest inventory with the use of a computerized timber inventory system. The timber inventory is calculated using statistical information obtained by physical measurements, site maps and photo-types. In addition, the system incorporates estimates related to growth which considers species, topographical information, soil types, and other factors, as well as specifications on merchantability. During 1993, 1994 and 1995, the Partnership implemented Geographical Information Systems ("GIS") to further enhance timber management activities. The GIS stores spatial and attribute data related to the Timberlands and provide a wide array of mapping and analytical tools. Various data bases include geographic information, species, volume and diameter specifications for each site.

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

MANUFACTURING SEGMENT

         GENERAL. The Manufacturing Segment consists of four lumber mills, two plywood plants, a lumber remanufacturing facility and a medium density fiberboard ("MDF") facility in western Montana and a lumber mill and a wood chip plant in Washington, collectively known as the "Conversion Facilities". The Conversion Facilities produce a wide variety of lumber, plywood and MDF products that are sold to Marketing which markets and sells the products. Marketing targets the products to retail home centers and various specialty niche markets which are less cyclical than the traditional housing related markets. In addition, in order to enhance customer service and provide prompt deliveries, Marketing has established a network of 39 independent warehouses located strategically throughout the United States.

          The lumber remanufacturing facility was constructed in 1994. This plant produces finger-jointed lumber for the home center market.
Finger-jointing is an engineered process which produces usable lumber by connecting short pieces of lumber formerly sold as lower value lumber products or relegated to the wood chipper and sold as a lower valued by-product.

         RAW MATERIALS. Manufacturing obtains the majority of its raw logs from the Partnership's Timberlands. The Resources Segment provided 73%, 63%, and 51% of Manufacturing's raw log needs in 1995, 1994 and 1993, respectively. The increase in sourcing from the Resources Segment was primarily due to increased harvest levels as a result of the Montana Timberland Acquisition. The price of logs obtained from the Partnership is determined quarterly based upon estimated market prices and terms in effect at the time.

         Manufacturing has and will continue to purchase stumpage and logs from external sources, which include the United States Forest Service ("USFS"), Bureau of Indian Affairs ("BIA"), Bureau of Land Management ("BLM") and state and private timberland owners. At December 31, 1995 and 1994, Manufacturing had 75 MMBF and 100 MMBF, respectively, of timber under contract from external sources which may be harvested over the next three years. The USFS harvest plan, which includes volume from the recent salvage legislation, is expected to provide for a 1996 harvest of 350 MMBF in the geographic area of the Conversion Facilities. However, due in part to legal challenges and changes in public policy, the USFS will most likely sell less than that volume. Manufacturing is permitted to bid on up to approximately fifty percent annually of this USFS volume, with the remainder set aside for small businesses. In addition, approximately 545 MMBF of timber is expected to be made available annually from other sources. The geographic area in which the Conversion Facilities operate may expand or contract from year to year as the cost of logs and value of manufactured products fluctuate. (For further discussion of other timber supply issues see "Federal and State Regulations".)

PRODUCTS AND MARKETS

         LUMBER. Manufacturing produces a diverse line of lumber products, including boards and studs which are manufactured at two studmills, three random-length lumber mills and a lumber remanufacturing plant. For the years ended December 31, 1995, 1994 and 1993 these mills produced 433 MMBF, 388 MMBF, and 352 MMBF of lumber, respectively. Production increased in 1995 and 1994 due to the addition of the lumber remanufacturing plant, which began operations in late November 1994, higher productivity due to improved log merchandising specifications and capital improvements, and additional production shifts. Lumber product revenues represented approximately 38% of combined revenues for 1995, 1994 and 1993.

         The Manufacturing Segment targets its lumber sales towards domestic lumber retailers, such as retail home center chains, for use in repair and remodeling projects. Value-added products such as consumer appearance boards, pull-to-length boards, premium furring strips, premium studs and pattern boards, aimed at retail and other specialty markets, have made the Manufacturing Segment less dependent on the cyclical housing related market. In 1995, 61% of Manufacturing's lumber products were sold into retail markets, 18% to industrial and remanufactured product markets, 17% to stocking distributors and 4% to export markets. These amounts compare to 62%, 20%, 12% and 6% for these same markets, respectively, in 1994.

         PLYWOOD. Manufacturing produces high-grade plywood which is primarily sold into specialized industrial markets. Plywood products are manufactured at the Company's two plywood facilities. For the years ended December 31, 1995, 1994 and 1993 the plywood plants produced 294 million square feet ("MMSF") (3/8" basis), 290 MMSF, and 289 MMSF of plywood, respectively. Plywood product revenues represented 18%, 17% and 18% of combined revenues in 1995, 1994 and 1993, respectively. During 1995, capital improvements were made that expanded production to include medium-density overlay plywood and scarfed (joined together) plywood to produce longer lengths for specialty products. During 1993 and 1994, automated layup lines were installed in the plywood plants. These lines have increased productivity, enhanced wood recovery and produced a superior product for the industrial markets served.

         During 1995 and 1994, 71% and 80%, respectively, of Manufacturing's plywood products were sold in specialty industrial markets, including carpet strip, recreational boat, recreational vehicle and fiberglass-reinforced panel markets. The decrease in sales to industrial markets was the result of relative weakness in the industrial markets as a result of high field inventory levels and extended downtime in the recreational vehicle and recreational boat markets during model year changes. Manufacturing's plywood products are generally of higher quality and value than commodity construction grade products, which makes them more valuable in these specialty niche markets.

         MEDIUM DENSITY FIBERBOARD. Manufacturing produces MDF products which are primarily sold to distributors, commercial store fixture producers, furniture manufacturers and molding manufacturers. During 1995, the manufacturing process was redesigned to produce MDF2, a higher quality MDF product that can be machined and finished more efficiently. For the years ended December 31, 1995, 1994 and 1993 the plant produced 102 MMSF (3/4" basis), 123 MMSF, and 106 MMSF of MDF, respectively. The decrease in production in 1995 was the result of downtime associated with issues encountered during the start-up of new high-energy refiners for our new MDF2 product and deterioration in demand. The increased production volume in 1994 was due to improvements in the production process. The 1993 production was down slightly due to a February fire at the plant which caused production delays.

         The Manufacturing Segment supplies high quality MDF to markets primarily in North America and Pacific Rim countries. In 1995, the Manufacturing Segment sold approximately 50% of its MDF directly to domestic industrial manufacturers or fabricators, 30% to stocking distributors, 14% into overseas export markets, primarily Pacific Rim countries, and 6% to retail and other markets. These amounts compare to 47%, 32%, 17% and 4% to the same markets, respectively, in 1994.

         CHIPS. Manufacturing's lumber and plywood mills produce residual wood chips as a by-product from the conversion of raw logs into finished products. These wood chips are sold to regional paper and pulp mills. The Company's lumber and plywood facilities produced 297 thousand bone dry tons ("MBDT"), 288 MBDT and 257 MBDT of chips in 1995, 1994 and 1993, respectively. Residual wood chip sales volume has increased annually due to increased lumber and plywood production and increased chip recoveries.

         Manufacturing also produces wood chips at its Cle Elum, Washington chip plant. The chip plant produced 38 MBDT, 54 MBDT and 76 MBDT in 1995, 1994 and 1993, respectively. The decrease in production in 1995 resulted from production curtailments for approximately five months due to log supply shortages. The decrease in production in 1994 was caused by halting production for three months due to log supply shortages in the chip market.

SEASONALITY

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

         In June 1992, the Washington State Forest Practices Board (the "Board") adopted temporary regulations related to all forest practice applications ("FPAs") which require that FPAs comply with the Washington State
Environmental Policy Act ("SEPA") for all activities within the 500 acres of habitat surrounding nest sites or activity centers. In November 1995, the Forest Practices Board adopted a final Owl rule that will take effect in July 1996. Until the final rule takes effect, the temporary rule will govern. Under the final rule, restrictions substantially similar to those contained in the Guidelines would apply in designated Owl special emphasis areas ("SEAs"). Outside of SEAs, only 70 acres surrounding Activity Areas would be protected during the breeding season only. As a result, the final rule will result in the same level of regulation on areas within SEAs and fewer restrictions on the Partnership's activities in areas outside of SEAs due to the Owl. Approximately 60% of the Partnership's lands in the Cascade Region are within SEAs.

         In February 1995, the USFWS announced that it is proposing to draft a special rule ("Special Rule") to redefine private landowner obligations with regard to Owls under the ESA. The final Washington state Owl rule is expected to form the basis for the Special Rule in Washington state.

         On July 16, 1993, the Clinton Administration proposed a new forest policy (the "Forest Plan") that would substantially reduce harvest from public lands in Owl forests and provide for the conservation of the Owl and numerous other species. In December 1994, the Forest Plan was approved by a Federal District Court.

         IMPACT OF REGULATIONS ON PARTNERSHIP. Under the Guidelines issued by the USFWS in 1990, approximately 111,000 acres of the 330,000 acres in the Partnership's Cascade Region lie within Activity Areas. Compliance with the ESA and SEPA is causing delays and in some cases modification of Partnership FPAs in Owl Activity Areas and may cause denials of future Partnership FPAs.

          In October 1995, the Partnership formally applied for a multi-species, 50 year permit under the ESA from the USFWS and the National Marine Fisheries Service ("NMFS") that would cover the Partnership's forest management on 170,000 acres within SEAs in the Cascade Region (the "Planning Area"). As a part of the permit application, the Partnership prepared a habitat conservation plan ("HCP") that would govern the Partnership's management activities in the Planning Area. The Partnership expects to receive the permit in the second quarter of 1996, following completion of the public review process. There are, however, no assurances that the permit will ultimately be issued by the USFWS and NMFS.

         The permit, if issued, would authorize the incidental take in the Planning Area of the Owl, Marbled Murrelet, Grizzly Bear and Gray Wolf, which are currently listed under the ESA, as well as numerous other species should they become listed during the term of the permit. In addition, as an incentive to the Partnership to create additional wildlife habitat in the Planning Area, the permit may extend for an additional 50 years if wildlife habitat exceeds levels authorized in the HCP. The permit thus would provide long-term certainty and predictability to the Partnership's harvest activities. Under the ESA, the permit may allow impacts on species incidental to normal management activities in exchange for mitigating measures agreed to by the landowner in the HCP. The restrictions in the HCP would replace restrictions for Owls under the final Washington state Owl rule, the Guidelines, the Special Rule, if adopted, and SEPA.

         The ESA also prohibits the federal government from causing jeopardy to species listed under the ESA or from destroying or adversely modifying their designated critical habitat. Private landowners are potentially affected by this restriction if a private activity requires federal action, such as the granting of access or federal funding. Where there is such a federal connection, the federal agency involved must consult with the USFWS or NMFS, in the case of anadromous fish, to determine that the proposed activity would not cause jeopardy to the listed species or cause direct or indirect adverse modification of its designated critical habitat. If the landowner's proposed activity would cause jeopardy, the USFWS or NMFS must propose, where possible, alternatives or modifications to the proposed activity. The Partnership's Timberlands are often intermingled with federal land in or near areas that include the habitats of a number of threatened or endangered species such as the Owl and the Grizzly Bear. Thus, access across federal lands to certain of the Partnership's Timberlands in such areas has been, and is likely to continue to be, delayed by the administrative process and legal challenges and may be subjected to restriction under the ESA.

         In December 1995, the Company entered into a Grizzly Bear Conservation Agreement with the USFWS, the USFS, and the state of Montana covering 370,000 acres in the Swan Valley in western Montana. Under this agreement, the Company has received a permit that authorizes incidental take of Grizzly Bears in the Swan Valley. Moreover the agreement will facilitate future consultations with the USFWS over road access projects and land exchanges in the Swan Valley.

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

         LEGISLATION RESTRICTING LOG EXPORTS. Federal legislation currently prohibits the sale of unprocessed logs harvested from federal lands located in the western half of the U.S. if such logs will be exported from the U.S. by the purchaser thereof, or if such logs will be used by the purchaser thereof, as a substitute for timber from private lands which is exported by such purchaser. In order to enforce this substitution prohibition, the legislation requires persons who export private logs and who wish to purchase federal timber to obtain an approved federal timber "sourcing area". To win approval it must be shown that the desired federal timber sourcing area is economically and geographically separate from the area from which such person exports private logs. In 1991, the Company applied for and obtained an approved sourcing area for the Partnership's conversion facilities. Under the legislation, sourcing areas are subject to review and renewal at least every five years. The Partnership's sourcing area may, therefore, be reviewed in 1996.

         In October 1995, the USFS issued final regulations implementing the 1990 legislation that could have made it more difficult to obtain sourcing areas. These regulations, however, have been temporarily withdrawn pursuant to Congressional action to allow time for further public comment and for Congress to consider modifications to the export law. Revisions to the law and regulations have not yet been proposed. Although the uncertainty surrounding the export regulations makes it difficult to predict the timing or the outcome of a review, the Company believes that its sourcing area meets the current statutory test and should be renewed.

         In addition, federal legislation prohibits the export of unprocessed logs harvested from certain state lands. Initially, Washington and Oregon prohibited the export of all logs harvested from state lands. The legislation provided, however, that the ban in Washington state on the export of state logs would become a partial ban beginning January 1, 1996. Pending finalization of the rules, the full ban is being maintained. Proposals have also been made from time to time, but to date have been unsuccessful, to either ban or tax the export of unprocessed logs harvested from private lands.

INCOME TAX CONSIDERATIONS

         PARTNERSHIP STATUS. The Partnership is not a taxable entity and incurs no federal income tax liability. Each partner is required to take into account in computing his or her federal income tax liability, his or her allocable share of income, gains, losses, deductions and credits of the Partnership, regardless of whether cash distributions are made. Distributions by the Partnership to a partner are generally not taxable.

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

         SECTION 754 ELECTION. The Partnership has made the election permitted by Section 754 of the Internal Revenue Code (the "Code"). The election requires a purchaser of depositary units representing limited partner interests ("Units") to adjust his or her share of the basis in the Partnership's properties ("Inside Basis") pursuant to Section 743(b) of the Code to fair market value (as reflected by his or her Unit cost). A Unitholder's allocable share of Partnership income, gains, losses and deductions is determined in accordance with the Unitholder's unique basis under this election. Such election is irrevocable and may not be changed without the consent of the IRS. The Section 743(b) adjustment is attributed solely to a purchaser of Units and is not added to the basis of the Partnership's assets associated with all of the Unitholders.

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

         TAX-EXEMPT ENTITIES. Certain entities otherwise generally exempt from federal income taxes (such as individual retirement accounts ("IRAs"), employee benefit plans and other charitable or exempt organizations) may be subject to federal income tax if their share of Unrelated Business Taxable Income ("UBTI") exceeds $1,000. For years prior to 1994, all income derived from publicly traded partnerships was classified as UBTI. For years after 1993, income is classified as UBTI dependent upon source. Most of the Partnership's income continues to be classified as UBTI. Regulated investment companies are required to derive 90% or more of their gross income from qualified sources, such as interest or security trading income; gross income from the Partnership is not qualifying income for purposes of this test.

         TIMBER INCOME. Section 631 of the Code provides special rules by which gains from the sale of timber or cut logs, which would otherwise be taxable as ordinary income, are treated in whole or in part as capital gains from the sale of property used in a trade or business. The Partnership has elected to apply the provisions of Section 631. Substantially all of the Partnership's 1995 taxable income is expected to qualify for capital gains treatment.

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

         In domestic log markets, the Partnership competes with numerous private land and timber owners in the Northwestern U.S. and the states of Idaho, Montana, Oregon and Washington, as well as lesser amounts of foreign imports, primarily from Chile and New Zealand. In addition, the Partnership competes with the U.S. Government, principally the USFS and the BLM, and the BIA.

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

         MANUFACTURING SEGMENT. Markets for forest products are highly competitive in terms of price and quality. The Manufacturing Segment competes in domestic lumber markets primarily with other U.S. and Canadian companies. Canadian lumber producers have increased their penetration into the U.S. market due to their low cost advantage and favorable exchange rates. The U.S. and Canadian governments are currently negotiating a timber trade agreement which may result in less favorable exporting conditions for Canadian producers. The lumber market is also subject to competition from substitute products, primarily in shelving, window and door markets. The Manufacturing Segment competes in the Japanese lumber market primarily with Japanese, Canadian, Russian and Scandinavian companies. The domestic plywood market is characterized by numerous large and small producers and is subject to competition from oriented strand board and waferboard, which are less expensive, but generally lower quality substitutes. Significant capacity expansion of oriented strand board production is planned in 1996. The Manufacturing Segment competes in domestic MDF markets primarily with other U.S. and Canadian companies that produce high quality MDF. Significant MDF capacity expansion is planned in this market in 1996. Competition in export markets primarily consists of Japanese, Korean and Malaysian companies.

         Competition in the markets for commodity-grade lumber and plywood is primarily based on pricing strategies. Sales in specialty niche industrial markets and retail markets are strongly influenced by product quality, customer service, efficiency of distribution and the ability to supply products in the future, in addition to price. The ability to provide companion products and a variety of substitute products is also used as a marketing strategy for certain products. MDF producers typically compete on a global scale. Accordingly, sales are generally determined by price, product quality and level of customized services the producer can provide, rather than by geographic location.

EMPLOYEES

         The Company currently has approximately 350 salaried and 1,500 hourly employees, including employees of the General Partner that manage the businesses of the Company. The Company believes that its employee relations are good. The Company's wage scale and benefits are generally competitive with other forest products companies. The Company's employees are not unionized. The harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

ITEM 2. PROPERTIES

         The Company believes that its Timberlands and Conversion Facilities are suitable and adequate for current operations. The Conversion Facilities are modern, state of the art operations maintained through on-going capital investments, regular maintenance and equipment upgrades. The Company owns substantially all of the Conversion Facilities. All of the Conversion Facilities are operated at near maximum capacity levels year round. See Item 1. Business for discussion of the location and description of properties and encumbrances related to properties.

ITEM 3. LEGAL PROCEEDINGS

         On June 7, 1995, the Company received a Compliance Order ("Order") from the Environmental Protection Agency ("EPA") under the Clean Air Act. The Order alleges that the installation in 1990 of a boiler at the Company's Pablo sawmill did not undergo new source performance review. Work on the boiler project commenced in March of 1989, when the applicable regulation did not require a review. Prior to final installation of the boiler, however, new rules were proposed that required such review. The EPA has taken the position that the new rules applied, and is seeking compliance with the new source performance standards. To help resolve this issue, Plum Creek voluntarily installed both a pollution control device on the boiler and an opacity monitor in December 1995 and is in full compliance with the Order.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED UNITHOLDER MATTERS

         The Partnership's Units are traded on the New York Stock Exchange. As of January 31, 1996, there were approximately 53,400 beneficial owners of 40,608,300 outstanding Units.

         Trading price data, as reported by the New York Stock Exchange, and declared cash distribution information for 1995 and 1994 are as follows:


1995                                            1st Qtr.             2nd Qtr.            3rd Qtr.             4th Qtr.
----                                            --------             --------            --------             --------

High                                             $    24             $ 26-1/8            $ 26-5/8             $ 25-1/4

Low                                               19-7/8               21-7/8              23-5/8               21-7/8

Cash Distribution per Unit                       $  0.49             $   0.49            $   0.49             $   0.49



1994                                            1st Qtr.             2nd Qtr.            3rd Qtr.             4th Qtr.
----                                            --------             --------            --------             --------

High                                            $ 32-1/2             $ 28-5/8            $ 26-1/2             $ 24-3/4

Low                                                   23               21-1/2              22-5/8               19-5/8

Cash Distribution per Unit                         $0.38                $0.43               $0.43                $0.43




         Cash distributions are paid from available cash as defined by the Partnership's partnership agreement. It is the Company's intention to maintain the distribution into the foreseeable future; however, there can be no guarantee. In addition, the Company's debt agreements have certain restrictive covenants limiting the amount of cash distributions.

ITEM 6. SELECTED FINANCIAL DATA


                                                            1995          1994        1993(2)       1992(5)         1991
                                                            ----          ----        -------       -------         ----
For the year:
(In millions, except per Unit):
  Revenues (1)                                            $ 585.1       $ 578.7       $ 501.0      $  439.9      $  389.8
  Depreciation, Depletion and
    Amortization                                             54.1          54.1          38.8          39.0          43.0
  Operating Income                                          159.0         164.1         126.6          97.8          55.7
  Net Income                                                110.7         112.2          91.4          64.2          18.7
  Capital Expenditures (4)                                   30.7          25.8         284.6          25.6          11.4
  Net Cash Provided by Operations                           165.2         155.1         115.3          78.0          62.1
  Net Income per Unit (3)                                    2.17          2.36          1.92          1.34          0.37
  Cash Distributions Declared
    per Unit (3)                                             1.96          1.67          1.38          1.17          1.07
At year end (in millions):
  Working Capital                                           111.5          90.5          51.0          99.7          73.1
  Total Assets                                              826.1         826.2         818.7         587.0         581.5
  Total Long-Term Debt                                      531.4         544.4         569.9         318.5         325.0
  Partners' Capital                                       $ 233.9       $ 223.0       $ 192.6      $  225.3      $  211.7

Operating Data:
  Fee Timber Harvested (MMBF) (1)                             562           559           458           469           563
  Non-Fee Timber Harvested (MMBF)                             116            71            77           117            76
  Lumber Production (MMBF)                                    433           388           352           395           409
  Plywood Production (MMSF)
   (3/8" basis)                                               294           290           289           294           279
   MDF Production (MMSF)
   (3/4" basis)                                               102           123           106           109           103


(1) Revenues and fee timber harvest increased in 1995 and 1994 in part due to the November 1993 Montana Timberland Acquisition.

(2) During 1993, the Company elected to change its method for valuing inventories from average cost to the last-in, first-out ("LIFO") method. This change in accounting lowered 1993 earnings by $8.0 million or $0.18 per Unit. The cumulative effect of the accounting change and pro forma effects on prior years' earnings have not been included because such effects are not reasonably determinable. In addition, on August 30, 1993, the Partnership redeemed the 1.25 million DPIs (on a pre-Unit split basis) for $63.0 million.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc., ("Marketing"), own, manage, and operate 2.0 million acres of timberland and ten wood products conversion facilities in Montana, Washington and Idaho. The Partnership owns 98 percent of Manufacturing and 96 percent of Marketing. Plum Creek Management Company, L.P., (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining two percent and four percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing. "Resources Segment" refers to the combined timber and land management business of the Partnership. "Manufacturing Segment" refers to the combined business of Manufacturing and Marketing.

EVENTS AND TRENDS AFFECTING OPERATING RESULTS

         MARKET FORCES. The demand for logs and manufactured wood products depends upon international and domestic market conditions, the value of the U.S. dollar in foreign exchange markets, competition, the availability of substitute products and other factors. In particular, the demand for logs, lumber, plywood and MDF is affected by residential and industrial construction, and repair and remodel activity. These activities are subject to fluctuations due to changes in economic conditions, tariffs, interest rates, population growth and other economic, demographic and environmental factors.

         CURRENT MARKET CONDITIONS. Prices for domestic logs in the Cascade Region for 1995 increased from levels experienced in 1994, primarily as a result of strong pulp and paper markets competing for logs in the domestic market during the first three quarters of the year and the diverting of export quality logs to the domestic market during the second half of the year as a result of a weakening Japanese market. At year-end 1995, Douglas-fir prices were holding steady due to a lack of supply, and whitewood prices were declining as a result of falling chip prices. Domestic log prices in the Rockies Region were lower than prices experienced in 1994, as a result of weaker lumber markets, aggressive competition from Canadian lumber producers and a fourth quarter decline in both commodity plywood prices and chip prices. Export log prices for 1995 increased slightly over 1994 prices as a result of the diversion of lower quality export logs to the domestic market and near record high price levels in the first quarter of 1995 due to low inventory levels in Japan and the U.S. west coast. At year end, there was upward price pressure on export logs due to the short supply of logs in both Japan and the U.S. west coast.

         Industry composite indices for lumber commodity prices were 18% lower in 1995 than in 1994. The decrease in prices was primarily due to relative weakness in the housing market, aggressive pricing and competition from Canadian lumber producers, and increased competition from substitutes. Industry composite indices for plywood commodity prices and prices for MDF in 1995 approximately equaled levels experienced in 1994. Commodity plywood prices began declining during the fourth quarter due to a slowing housing market and the significant oriented strand board capacity expansion projected in 1996. MDF prices have fallen significantly as compared to price levels at year-end 1994 due to a decline in demand for ready-to-assemble furniture as a result of lower repair & modeling activity, high end-user inventories, and capacity expansion by Pacific Rim manufacturers. Prices for pulp logs and chips improved significantly during the first and second quarter of 1995 due to strong pulp and paper markets. Prices peaked during the summer and have since retreated due to the oversupply of logs and chips that was brought on by these higher prices.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash provided by operating activities was $165.2 million, $155.1 million and $115.3 million for 1995, 1994 and 1993, respectively. In 1994, operating cash flow was reduced by $9.2 million, net of expense, for the funding of certain employee benefit plans. There was no such funding in 1995. Future funding of these benefit plans is contingent on meeting targets as defined in the plans. For further discussion of these benefit plans, see Note 10 of Notes to Combined Financial Statements. On December 31, 1995, the Company had $87.6 million of cash and cash equivalents.

         The Partnership has two unsecured revolving lines of credit ("Lines of Credit") with a group of banks that permit the Partnership to borrow up to $135 million for general corporate purposes, including up to $5 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Lines of Credit bear a floating rate of interest. One line of credit allows the Partnership to borrow $100 million through October 31, 2000, of which $82.5 million was outstanding at December 31, 1995. The other line of credit allows the Partnership to borrow $35 million through October 28, 1996 (any borrowings outstanding at that time are payable in quarterly installments, at the option of the Partnership, due January 1997 through October 1998), of which $15 million was outstanding at December 31, 1995. As of December 31, 1995, there were letters of credit outstanding in the amount of $0.8 million. Borrowings on the Lines of Credit fluctuate daily based on cash needs. As of January 4, 1996, all borrowings on the Lines of Credit were repaid.

         The Company's long-term debt agreements and Lines of Credit contain certain restrictive covenants, including limitations on harvest levels, sale of assets, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants as of December 31, 1995 and 1994. The First Mortgage Notes limit distributions from the Manufacturing Segment to the Partnership.

         The Partnership will distribute $0.49 per Unit for the fourth quarter of 1995. The distribution will equal $25.9 million (including $6.0 million to the General Partner), and will be paid on March 1, 1996 to Unitholders of record on February 15, 1996. The computation of cash available for distribution includes a required reserve for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner, for working capital, capital expenditures or future cash distributions.

         Cash required to meet the Partnership's quarterly cash distributions, capital expenditures and to satisfy interest and principal payments on the Company's debt will be significant. The General Partner expects that all debt service will be funded from cash generated by operations. The Partnership expects to make cash distributions from current funds and cash generated from operations. It is anticipated that future capital expenditures will be funded from current funds and cash generated from operations.

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

CAPITAL EXPENDITURES

         Capital expenditures for the Resources Segment were $8.5 million, $7.1 million and $260.5 million for 1995, 1994 and 1993, respectively. Resources Segment capital expenditures included the construction of logging roads and reforestation. Resources Segment capital expenditures for 1993 included $255.3 million of timberlands purchased as part of the Montana Timberland Acquisition, as well as construction of logging roads and reforestation. Capital expenditures for the Manufacturing Segment were $22.2 million, $18.7 million and $24.1 million for 1995, 1994 and 1993, respectively. Manufacturing Segment capital expenditures in 1995 included a project in the MDF plant to produce Super-Refined MDF2, a higher quality MDF product that can be machined and finished more efficiently, adding significant value to the MDF product line, air quality pollution control equipment at the MDF plant, various lumber and plywood value-added projects, and equipment upgrades to meet environmental requirements.

         Planned capital expenditures for the Resources Segment in 1996 are $9 million, primarily for logging roads and reforestation. The Manufacturing Segment's 1996 planned capital expenditures are $11 million which includes the purchase and installation of various lumber and plywood optimization projects, as well as replacements and upgrades of other equipment in several of the Conversion Facilities.

RESULTS OF OPERATIONS

         The following table compares operating income by segment for the years ended December 31, 1995, 1994 and 1993.

                           Operating Income by Segment
                                 (In Thousands)

                                       1995         1994          1993
                                       ----         ----          ----

   Resources ..........              $ 139,192    $ 150,730    $ 135,238
   Manufacturing ......                 35,567       32,175       11,471
   Other & Eliminations                (15,783)     (18,771)     (20,152)
                                     ---------    ---------    ---------
   Total ..............              $ 158,976    $ 164,134    $ 126,557
                                     ---------    ---------    ---------



1995 COMPARED TO 1994

         Resources Segment revenues were $327.0 million and $324.4 million for the years ended 1995 and 1994, respectively. Revenues were $2.6 million higher in 1995, primarily due to a $21.7 million increase in revenues from pulpwood and chip sales offset in part by lower export log sales volume and lower domestic log prices. The increase in pulpwood and chip revenues was due to the addition of in-woods chipping operations, which utilize small tops of trees and small trees from thinning operations, and a significant increase in pulp log prices and sales volume as compared to 1994 due to strong pulp and paper markets. Export log sales volume decreased by 18%, as compared to 1994, due to the shifting of lower quality export logs to the domestic market as a result of a weaker Japanese economy and a planned reduction in harvest levels. Domestic log prices, as compared to 1994, decreased by 8%. The decrease was attributable entirely to the Rockies Region and was due to weak lumber markets and aggressive competition from Canadian lumber producers.

        Resources Segment costs and expenses were $187.8 million and $173.7 million for the years ended 1995 and 1994, respectively. Costs and expenses were $14.1 million higher in 1995 primarily due to the costs relating to higher volumes of pulpwood and chip sales.

         Manufacturing Segment revenues were $375.7 million and $372.2 million for the years ended 1995 and 1994, respectively. Revenues were $3.5 million higher in 1995 due to an increase in lumber sales volume and a 60% increase in revenues from residual chip sales, offset in part by lower lumber prices and lower MDF sales volume. Lumber sales volume increased by 8% in 1995, as compared to 1994, due to increased production as a result of the new lumber remanufacturing facility, higher productivity due to improved log merchandising specifications and capital improvements, and additional production shifts. Lumber prices decreased by 13% as compared to 1994 due to a weaker housing market as a result of generally slower economic conditions, and increased competition from both Canadian imports and substitute products. While our lumber prices are influenced by commodity prices, we are able to maintain sales volume due to our high concentration of sales in the repair & remodel and industrial markets, which are less impacted by the slow housing market. MDF sales volume decreased by 15% as a result of production downtime associated with weak market conditions and issues encountered during the start-up of new high-energy refiners for our new MDF2 product. Residual chip revenues increased due to a substantial increase in prices over 1994 due to strong pulp and paper markets.

        Manufacturing Segment costs and expenses were $340.1 million for the years ended 1995 and 1994. Increased costs due to increased lumber sales volumes were offset by lower log costs (14% and 4% lower for lumber and plywood, respectively) and lower MDF production costs as a result of downtime.

        Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $3.0 million less in 1995 as compared to 1994. The variance was primarily due to lower intercompany profit elimination, offset in part by an increase in the intercompany LIFO elimination. On a combined basis, the Resources Segment's profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties. The 1995 intercompany profit elimination was lower than the prior year's due to a decrease in log inventory levels, and a lower log transfer price as a result of a weaker domestic log market. On a combined basis, the LIFO impact related to price fluctuations on the sale of intercompany logs is eliminated. The 1995 intercompany LIFO elimination was greater than the prior year's due to a lower log transfer price, which resulted in a greater decrement in Manufacturing's separate company LIFO reserve as compared to the combined LIFO reserve.

        Net other expense decreased by $2.6 million in 1995 as compared to 1994 primarily due to a decrease in fixed asset retirements, a charge in 1994 for the write-off of capitalized debt issue costs as a result of refinancing the lines of credit, and a decrease in the expense for state taxes payable on behalf of non-resident Unitholders.

        The income allocated to the General Partner increased by $6.2 million during 1995 compared to 1994 as a result of higher quarterly distributions to the Unitholders which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on two percent of the Company's net income (adjusted for the incentive distribution paid), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid which totaled $1.90 per Unit for the year ended 1995, compared to $1.62 per Unit in 1994.

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

        Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased by $1.4 million for the year ended 1994 as compared to 1993, primarily due to a decrease in the cost of employee benefit plans and a decrease in executive incentive compensation paid by the Partnership. Profit resulting from intercompany log sales is deferred until the Manufacturing Segment converts existing log inventories into finished products and sells them to third parties.

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

        The income allocated to the General Partner increased by $7.5 million during 1994 compared to 1993 as a result of higher net income and higher quarterly distributions to the Unitholders which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on two percent of the Company's net income (adjusted for the incentive distribution paid), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid which totaled $1.62 per Unit for the year ended 1994, compared to $1.30 per Unit in 1993 (1993 per Unit amounts were restated for the December 6, 1993 three-for-one Unit split).

EXPORT SALES

        The Company sells logs and finished wood products for export. These sales are denominated in U.S. dollars and are generally sold to Pacific Rim countries, principally Japan, and to Canada. Combined export revenues as a percentage of total revenues were 13%, 15% and 17% for 1995, 1994, and 1993, respectively.

EFFECT OF INFLATION

         During recent years the Company has generally experienced increased costs due to the effect of inflation, particularly in the Manufacturing Segment, on the cost of raw materials, labor, supplies and energy. However, the Company utilizes the LIFO inventory valuation method for its raw materials, work-in-process and finished goods inventory which generally matches current costs to current revenues and thus, tends to reflect the impact of inflation on cost of goods sold.

OTHER MATTERS

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized. Implementation of FAS 121 is required in 1996. The impact of the adoption of this standard is not expected to be material to the financial position, results of operations, or liquidity of the Company.

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method in place of the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company intends to continue to apply the provisions of APB 25 in recognizing compensation expense related to Unit-based compensation plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION


                        PLUM CREEK TIMBER COMPANY, L. P.
                          COMBINED STATEMENT OF INCOME




                                                                 Year Ended December 31,
                                                                 -----------------------
                                                              1995          1994         1993
                                                              ----          ----         ----
                                                              (In Thousands, Except Per Unit)


Revenues ................................................   $ 585,074    $ 578,657    $ 501,006
                                                            ---------    ---------    ---------

Costs and Expenses:
                      Cost of Goods Sold ................     388,450      375,782      338,759
                      Selling, General and Administrative      37,648       38,741       35,690
                                                            ---------    ---------    ---------
                        Total Costs and Expenses ........     426,098      414,523      374,449
                                                            ---------    ---------    ---------

Operating Income ........................................     158,976      164,134      126,557

Interest Expense ........................................     (46,836)     (47,410)     (36,737)
Interest Income .........................................       1,073          889        2,203
Other Expense - Net .....................................      (1,910)      (4,477)        (474)
                                                            ---------    ---------    ---------

Income before Income Taxes ..............................     111,303      113,136       91,549
Provision for Income Taxes ..............................         572          924          105
                                                            ---------    ---------    ---------

Net Income ..............................................   $ 110,731    $ 112,212    $  91,444


General Partner Interest ................................      22,487       16,325        8,837
                                                            ---------    ---------    ---------

Net Income Allocable to Unitholders .....................   $  88,244    $  95,887    $  82,607
                                                            ---------    ---------    ---------

Net Income per Unit .....................................   $    2.17    $    2.36    $    1.92
                                                            ---------    ---------    ---------




See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET

                                                                    December 31,
                                                             ----------------------------
                                                                1995              1994
                                                                ----              ----
                                                                    (In Thousands)

ASSETS
Current Assets:
              Cash and Cash Equivalents ................     $   87,604         $   60,942
              Accounts Receivable ......................         31,750             26,866
              Inventories ..............................         47,366             54,685
              Timber Contract Deposits .................          2,320              2,823
              Other Current Assets .....................          4,949              4,013
                                                             ----------         ----------
                                                                173,989            149,329

Timber and Timberlands -  Net ..........................        467,992            495,462
Property, Plant and Equipment  -  Net ..................        166,152            162,017
Other Assets ...........................................         17,953             19,412
                                                             ----------         ----------
Total Assets ...........................................     $  826,086         $  826,220
                                                             ----------         ----------
LIABILITIES
Current Liabilities:

              Current Portion of Long-Term Debt ........     $   14,100         $   13,000
              Accounts Payable .........................         15,771             13,231
              Interest Payable .........................          7,543              7,681
              Wages Payable ............................         11,513              9,424
              Taxes Payable ............................          5,122              6,094
              Workers' Compensation Liabilities ........          2,318              2,610
              Other Current Liabilities ................          6,081              6,778
                                                             ----------         ----------
                                                                 62,448             58,818

Long-Term Debt .........................................        419,800            433,900
Lines of Credit ........................................         97,500             97,500
Workers' Compensation Liabilities ......................          8,405              9,367
Other Liabilities ......................................          4,065              3,658
                                                             ----------         ----------
Total Liabilities ......................................        592,218            603,243
                                                             ----------         ----------
Commitments and Contingencies

PARTNERS' CAPITAL

Limited Partners' Units ................................        234,117            223,028
General Partner ........................................           (249)               (51)
                                                             ----------         ----------
Total Partners' Capital ................................        233,868            222,977
                                                             ----------         ----------
Total Liabilities and Partners' Capital ................     $  826,086         $  826,220
                                                             ----------         ----------



See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                  1995              1994              1993
                                                                                  ----              ----              ----
                                                                                               (In Thousands)

Cash Flows From Operating Activities:
      Net Income ........................................................    $     110,731     $    112,212     $       91,444
      Adjustments to Reconcile Net Income to
            Net Cash Provided By Operating Activities:
                    Depreciation, Depletion and Amortization ............           54,097           54,143             38,806
                    Gain on Property Dispositions - Net .................           (2,986)            (419)            (7,708)
                    Working Capital Changes:
                                 Accounts Receivable ....................           (4,884)           1,845            (14,183)
                                 Inventories ............................            7,319           (6,583)             1,946
                                 Timber Contract Deposits ...............              503              164               (510)
                                 Other Current Assets ...................             (936)           1,386             (3,662)
                                 Accounts Payable .......................            2,540              193              3,657
                                 Interest Payable .......................             (138)           4,676                742
                                 Wages Payable ..........................            2,089             (645)             2,674
                                 Taxes Payable ..........................             (972)             446              2,039
                                 Workers' Compensation Liabilities ......             (292)                                (72)
                                 Other Current Liabilities ..............             (697)          (1,560)             3,620
                    Funding of Benefit Plans - Net ......................            2,411           (9,198)
                    Other ...............................................           (3,571)          (1,545)            (3,452)
                                                                             -------------     ------------     --------------
      Net Cash Provided By Operating Activities .........................          165,214          155,115            115,341
                                                                             -------------     ------------     --------------
Cash Flows From Investing Activities:
      Additions to Properties ...........................................          (30,683)         (25,837)          (284,612)
      Proceeds from Property Dispositions ...............................            6,777            4,472              6,496
      Other .............................................................           (1,806)             458
                                                                             -------------     ------------     --------------
      Net Cash Used In Investing Activities .............................          (25,712)         (20,907)          (278,116)
                                                                             -------------     ------------     --------------

Cash Flows From Financing Activities:
      Cash Distributions ................................................          (99,840)         (81,790)           (61,164)
      Borrowings on Lines of Credit .....................................          399,000          368,345            260,000
      Payments on Lines of Credit .......................................         (399,000)        (530,846)
      Issuance of Long-Term Debt ........................................                           150,000
      Retirement of Long-Term Debt ......................................          (13,000)         (13,000)            (8,600)
      Redemption of Deferred Participation Interests ....................                                              (63,018)
                                                                             -------------     ------------     --------------
      Net Cash Provided By (Used In)
        Financing Activities ............................................         (112,840)        (107,291)           127,218
                                                                             -------------     ------------     --------------
Increase (Decrease) in Cash
   and Cash Equivalents .................................................           26,662           26,917            (35,557)
Cash and Cash Equivalents:
      Beginning of Year .................................................           60,942           34,025             69,582
                                                                             -------------     ------------     --------------

      End of Year .......................................................    $      87,604     $     60,942     $       34,025
                                                                             -------------     ------------     --------------

Supplementary Cash Flow Information
-----------------------------------
      Interest Paid .....................................................    $      46,904     $     42,734     $       35,995
      Income Taxes Paid - Net ...........................................    $         952     $        973     $          197



See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

         BASIS OF PRESENTATION. Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage and operate 2.0 million acres of timberland and ten wood products conversion facilities in Montana, Washington and Idaho. The Partnership owns 98 percent of Manufacturing and 96 percent of Marketing. Plum Creek Management Company, L.P. (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining two percent general partner interest of Manufacturing and four percent of Marketing. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing. "Resources Segment" refers to the timber and land management business of the Partnership, and "Manufacturing Segment" refers to the combined businesses of Manufacturing and Marketing.

         The Resources Segment grows and harvests timber for sale in export markets, primarily Pacific Rim countries, and domestic markets, primarily in Washington, Idaho and Montana. The Manufacturing Segment produces a wide variety of lumber, plywood and medium density fiberboard ("MDF") products. The Manufacturing Segment targets these products to retail home centers and various specialty niche markets which are less cyclical than the traditional housing related markets. The principal markets for lumber and plywood products are in the United States. MDF markets primarily consist of North America and, to a lesser extent, Pacific Rim countries.

         The combined financial statements of the Company include all the accounts of the Partnership, Manufacturing and Marketing. All significant intercompany transactions have been eliminated in combination. Certain financial statement reclassifications have been made to the 1994 and 1993 amounts presented for comparability purposes and have no impact on net income.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         NET INCOME PER UNIT. Net income per Unit is calculated using the weighted average number of Units outstanding, net of redeemed Units, plus, in 1993, any unredeemed Deferred Participation Interests ("DPIs") divided into the combined Partnership net income, after adjusting for the General Partner Interest. The weighted average number of Units outstanding was 40,608,300, 40,608,300, and 43,084,327 for the years ended December 31, 1995, 1994 and 1993, respectively.

         REVENUE RECOGNITION. Revenues received from the sale of logs, wood products and by-products, primarily wood chips, are generally recorded as revenue at the time of shipment. Sales are denominated in U.S. dollars.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         INVENTORIES. Logs, work-in-process, and finished goods inventories are stated at the lower of cost or market on the last- in, first-out ("LIFO") method. Cost for manufactured inventories includes raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories includes timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead. The average cost method is used to value the Company's supplies inventories.

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

         UNIT-BASED COMPENSATION PLANS. The Company accounts for Unit-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for years beginning after December 15, 1995. FAS 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method in place of the provisions of APB 25. The Company intends to continue to apply the provisions of APB 25 in recognizing compensation expense related to Unit-based compensation plans and disclose in the footnotes in 1996 the impact on net income had FAS 123 been adopted for expense recognition purposes. See Note 10 to Notes to Combined Financial Statements for discussion of the above referenced plans.

NOTE 2.  ACCOUNTS RECEIVABLE

         Accounts receivable were presented net of allowances for doubtful accounts of $1,316,000 and $1,160,000 at December 31, 1995 and 1994,
respectively.


NOTE 3.  INVENTORIES

         Inventories consisted of the following at December 31 (in thousands):

                                                                        1995                1994
                                                                        ----                ----
     Raw materials (logs)  . . . . . . . . . . . . . . .             $   18,967       $   25,908
     Work-in-process   . . . . . . . . . . . . . . . . .                  5,798            5,349
     Export logs   . . . . . . . . . . . . . . . . . . .                    420            1,274
     Finished goods  . . . . . . . . . . . . . . . . . .                 16,012           16,485
                                                                     ----------       ----------
                                                                         41,197           49,016
     Supplies  . . . . . . . . . . . . . . . . . . . . .                  6,169            5,669
                                                                     ----------       ----------
     Total   . . . . . . . . . . . . . . . . . . . . . .             $   47,366       $   54,685
                                                                     ----------       ----------

         Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at December 31, 1995 and 1994 was $46.3 million and $54.9 million, respectively.

NOTE 4.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following at December 31 (in thousands):

                                                                      1995            1994
                                                                      ----            ----
      Timber and logging roads - net    . . . . . . . . .         $  423,475      $  450,956
      Timberlands   . . . . . . . . . . . . . . . . . . .             44,517          44,506
                                                                  ----------      ----------
      Timber and Timberlands - net  . . . . . . . . . . .         $  467,992      $  495,462
                                                                  ----------      ----------

         Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                                     1995            1994
                                                                     ----            ----
     Land, buildings and improvements    . . . . . . . .        $   50,056      $   47,429
     Machinery and equipment   . . . . . . . . . . . . .           227,598         208,085
                                                                ----------      ----------
                                                                   277,654         255,514

     Accumulated depreciation  . . . . . . . . . . . . .          (111,502)        (93,497)
                                                                ----------      ----------
     Property, Plant and Equipment - net   . . . . . . .         $ 166,152       $ 162,017
                                                                ----------      ----------

NOTE 5.  BORROWINGS

         Long-term debt consisted of the following at December 31 (in thousands):

                                                                    1995             1994
                                                                    ----             ----
         Senior Notes due 2007 . . . . . . . . . . .            $ 145,200       $  151,800
         Senior Notes due 2009. . . . . . . . . . . .             150,000          150,000
         First Mortgage Notes  . . . . . . . . . . .              138,700          145,100
         Lines of Credit . . . . . . . . . . . . . . . .           97,500           97,500
                                                                ---------       ----------
         Total Long-term Debt  . . . . . . . . . . .              531,400          544,400
         Less: Current Portion   . . . . . . . . . .              (14,100)         (13,000)
                                                                ---------       ----------
         Long-Term Portion   . . . . . . . . . . . .            $ 517,300       $  531,400
                                                                ---------       ----------

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

         The Senior Notes due 2007 and the First Mortgage Notes bear interest of 11.125%, payable semi-annually. The Senior Notes due 2007, the Senior Notes due 2009 and the First Mortgage Notes (collectively, the "Note Agreements") are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturity as the Note Agreements. At December 31, 1995 and 1994, the premium that would have been due upon early retirement would have approximated $119 million and $57 million, respectively. The two series of senior notes are unsecured. The
First Mortgage Notes are collateralized by the property, plant and equipment of Manufacturing and are guaranteed by the Partnership.

         The Partnership has two unsecured revolving lines of credit ("Lines of Credit") with a group of banks that permit the Partnership to borrow up to $135 million for general corporate purposes, including up to $5 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Lines of Credit bear a floating rate of interest (6.5% and 6.9% as of December 31, 1995 and 1994, respectively). One line of credit allows the Partnership to borrow $100 million through October 31, 2000, of which $82.5 million was outstanding at December 31, 1995. The other line of credit allows the Partnership to borrow $35 million through October 28, 1996 (any borrowings outstanding at that time are payable in quarterly installments, at the option of the Partnership, due January 1997 through October 1998), of which $15 million was outstanding at December 31, 1995. The $15 million was classified as long-term debt due in 2000 due to the Company's intent and ability to finance these borrowings on a long-term basis. As of December 31, 1995, there were letters of credit outstanding in the amount of $0.8 million. As of January 4, 1996, all borrowings on the Lines of Credit were repaid.

         The annual principal payments on the Note Agreements and mandatory principal payments under the Lines of Credit are as follows (in thousands):

                                                        Note                Lines of
                                                     Agreements              Credit
                                                     ----------             --------
         1996                                       $   14,100
         1997                                           17,400
         1998                                           18,400
         1999                                           18,400
         2000                                           26,950               $ 97,500
         2001 through 2007                              26,950
         2009                                          150,000


         All principal and interest payments due under the Note Agreements and Lines of Credit are nonrecourse to the General Partner.

         The Note Agreements and the Lines of Credit contain certain restrictive covenants, including limitations of harvest levels, sale of assets, cash distributions and the amount of future indebtedness.

The Company was in compliance with such covenants at December 31, 1995 and 1994. The First Mortgage Notes limit distributions from the Manufacturing Segment to the Partnership.

NOTE 6.  FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the Company's debt, based on current interest rates for similar obligations with like maturities, was approximately $615 million and $570 million and was carried at $531 million and $544 million as of December 31, 1995 and 1994, respectively.

NOTE 7.  PARTNERS' CAPITAL

         The changes in Partners' Capital were as follows (in thousands):

                                                  Limited                       General
                                                  Partners         DPIs         Partner        Total
                                                  --------         ----         -------        -----
January 1, 1993                                  $ 211,127       $ 15,000     $     (834)    $ 225,293
Net Income                                          82,607                         8,837        91,444
Cash Distributions                                 (52,791)                       (8,373)      (61,164)
Redemption of DPIs                                 (48,018)       (15,000)                     (63,018)
                                                 ---------       --------     ----------     ---------
December  31, 1993                                 192,925                          (370)      192,555
Net Income                                          95,887                        16,325       112,212
Cash Distributions                                 (65,784)                      (16,006)      (81,790)
                                                 ---------                    ----------     ---------
December 31, 1994                                  223,028                           (51)      222,977
Net Income                                          88,244                        22,487       110,731
Cash Distributions                                 (77,155)                      (22,685)      (99,840)
                                                 ---------       --------     ----------     ---------
December 31, 1995                                $ 234,117       $            $     (249)    $ 233,868
                                                 ---------       --------     ----------     ---------

         The total number of Units outstanding at December 31, 1995 and 1994 was 40,608,300. At January 1, 1993 there were 1.25 million DPIs (prior to the 1993 three-for-one Unit split) outstanding. The DPIs were redeemed on August 30, 1993.

         In accordance with the Partnership Agreement, the General Partner is authorized to make quarterly cash distributions. For the years ended December 31, 1995, 1994 and 1993, the General Partner declared $1.96, $1.67 and $1.38 per Unit, respectively, to be paid to the Partnership's Unitholders. If quarterly cash distributions exceed $0.21-2/3 per Unit, the General Partner is provided with an incentive distribution. See Note 10 to Notes to Combined Financial Statements.

NOTE 8.  INCOME TAXES

       The provision for income taxes was as follows (in thousands):

                                                             Year Ended December 31,
                                                    1995               1994              1993
                                                    ----               ----              ----
            Current Federal   . . . . . . .      $   464           $    829            $    49
            Current State   . . . . . . . .          108                 95                 56
                                                    ----               ----               ----
            Total   . . . . . . . . . . . .      $   572           $    924             $  105
                                                    ----               ----               ----

         Reconciliation of the federal statutory rate to the effective income tax rate was as follows:

                                                                            1995           1994               1993
                                                                            ----           ----               ----
            Statutory tax rate . . . . . . . . . . . . . . . . . . .        35.0%          35.0%              35.0%
            State tax net of federal tax benefit . . . . . . . . . .         0.1            0.1                0.1
            Nontaxable partnership income . . . . . . . . . . . . . .      (34.1)         (33.6)             (34.3)
            Net operating loss carryforward . . . . . . . . . . . . .        0.0           (0.7)              (0.7)
            Other . . . . . . . . . . . . . . . . . . . . . . . . . .       (0.5)           0.0                0.0
                                                                            ----           ----               ----
            Effective tax rate . . . . . . . . . . . . . . . . . . .         0.5%           0.8%               0.1%
                                                                            ----           ----               ----

NOTE 9.  EMPLOYEE PENSION AND RETIREMENT PLANS

         PENSION PLAN. The Company's pension plan is a non-contributory defined benefit plan covering substantially all employees. The salaried employee benefits are based on years of credited service and the highest five-year average compensation levels, and the hourly employee benefits are based on years of service. Contributions to the plan are based upon the Projected Unit Credit actuarial funding method and are limited to amounts that are currently deductible for tax purposes. The Company's pension expense was $1.2 million, $1.9 million and $2.1 million for 1995, 1994 and 1993, respectively.

         The following table sets forth the funded status of the Company's pension plan at December 31 (in thousands):

                                                                                 1995            1994
                                                                                 ----            ----
         Actuarial present value of benefit obligations:
             Vested   . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 36,431        $  27,256
             Non-vested   . . . . . . . . . . . . . . . . . . . . . . . .           926              608
                                                                               --------        ---------
         Accumulated benefit obligation . . . . . . . . . . . . . . . . .      $ 37,357        $  27,864
                                                                               --------        ---------

         Projected benefit obligation   . . . . . . . . . . . . . . . . .      $ 46,979        $  34,113
         Plan assets, primarily marketable equity and debt
           securities, at fair market value   . . . . . . . . . . . . . .        40,576           32,800
                                                                               --------        ---------
         Projected benefit obligation in excess of plan assets  . . . . .        (6,403)          (1,313)
         Unrecognized net loss  . . . . . . . . . . . . . . . . . . . . .        12,554            4,807
         Prior service cost not yet recognized  . . . . . . . . . . . . .           (78)             346
                                                                               --------        ---------
         Prepaid pension cost   . . . . . . . . . . . . . . . . . . . . .      $  6,073        $   3,840
                                                                               --------        ---------

The components of the Company's pension cost were as follows (in thousands):

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                     1995           1994          1993
                                                                     ----           ----          ----
         Service cost   . . . . . . . . . . . . . . . . . . .      $ 1,277      $  1,441         $ 1,374
         Interest cost on projected benefit obligation  . . . .      2,886         2,709           2,573
         Actual return on plan assets   . . . . . . . . . . . .     (6,210)          432          (3,578)
         Net amortization and deferral  . . . . . . . . . . . .      3,273        (2,715)          1,763
                                                                   -------      --------         -------
         Net pension cost   . . . . . . . . . . . . . . . . . .    $ 1,226      $  1,867         $ 2,132
                                                                   -------      --------         -------

                 The following assumptions were used in the accounting for the Company's pension plan as of December 31:

                                                                     1995           1994          1993
                                                                     ----           ----          ----
    Weighted average discount rate  . . . . . . . . . . . . .        7.0%           8.5%           7.5%
    Rate of increase in compensation levels   . . . . . . . .        5.0%           5.0%           5.0%
    Expected long-term rate of return on plan assets  . . . .        8.5%           8.0%           8.0%

         The Company adopted two nonqualified defined benefit pension plans for executives and key management employees effective January 1, 1993 and January 1, 1994, respectively. The projected benefit obligation for these plans was $4.4 million and $2.7 million as of December 31, 1995 and

1994, respectively. The Company's pension expense for these plans was $0.6 million, $0.8 million and $0.4 million for 1995, 1994 and 1993, respectively.

         THRIFT AND PROFIT SHARING PLAN. The Company sponsors an employee thrift and profit sharing plan under section 401 of the Internal Revenue Code. This plan covers substantially all full-time employees. The Company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 75 percent, depending upon the Company's financial performance. Amounts charged to expense were $2.7 million, $2.0 million and $2.3 million during 1995, 1994 and 1993, respectively.

         OTHER BENEFIT PLANS. Certain executives and key employees of the General Partner participate in incentive benefit plans established by the General Partner which provide for the granting of Units and/or cash bonuses upon meeting performance objectives. See Note 10 to Notes to Combined Financial Statements.

NOTE 10.  RELATED-PARTY TRANSACTIONS

         The General Partner is responsible for all decisions related to the management of the Company. The General Partner has a two percent general partner interest in the income and cash distributions of the Partnership, subject to certain adjustments, and owns two percent and four percent interests in Manufacturing and Marketing, respectively. The Company reimburses the General Partner for the actual cost of administering its businesses. Amounts reimbursed to the General Partner for such costs were $5.6 million and $5.0 million for the years ended December 31, 1995 and 1994, respectively. During 1993, the Company directly paid the costs associated with administering the businesses.

         Effective October 1, 1993, the General Partner established a Long-Term Incentive Plan ("LTIP") which provides for granting Unit Appreciation Rights ("UARs") to certain executives of the General Partner. When any of five Unit Value Targets ("UVTs") established by the LTIP are met through a combination of Unit market appreciation plus Partnership cash distributions, a percentage of the UARs is triggered and Units are credited to the executives' accounts. The performance period under the LTIP during which UVTs may be met ends December 31, 1998, at which time any earned Units will be distributed. Costs incurred by the General Partner in administering and funding the LTIP are borne by the Partnership.

         The General Partner has granted 1,330,000 UARs, net of forfeitures, which could result in a total of 668,802 Units being earned under the LTIP if all UVTs are met. Units in the executives' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. As of December 31, 1995, two UVTs have been achieved and 167,200 Units have been allocated to the executives' accounts. Total compensation expense with respect to the achievement of these two UVTs will be approximately $4.5 million, of which $1.0 million and $0.8 million was recognized in 1995 and 1994, respectively. The remaining compensation expense will be recognized over the remaining performance period ending December 31, 1998.

         Effective January 1, 1994, the General Partner established a Key Employee Long-Term Incentive Plan ("KLTIP") for certain of its other key employees. The KLTIP provisions are similar to the LTIP described above. The General Partner has granted 380,000 UARs, net of forfeitures, which could result in a total of 191,086 Units being earned under the KLTIP if all UVTs are met. Units in the participants' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. As of December 31, 1995, two UVTs have been achieved and 47,772 Units have been allocated to the key employees' accounts. Total compensation expense with respect to the achievement of these two UVTs will be approximately $1.2 million, of which $0.5 million was recognized in 1995. The remaining compensation expense will be recognized over the remaining performance period ending December 31, 1998. Costs incurred by the General Partner in administering and funding the plan are borne by the Partnership.

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

         Net income is allocated to the General Partner based on two percent of the Company's combined net income (adjusted for the incentive distribution), plus the incentive distribution, as provided by the Partnership Agreement. The incentive distributions paid in 1995, 1994 and 1993 were approximately $20.7 million, $14.4 million and $7.2 million, respectively.

         Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the General Partner have a duty to manage the Company in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company. Related non-interest bearing receivables and payables between the General Partner and the Company are settled in the ordinary course of business. As of December 31, 1995, the Company had a payable to the General Partner of $42,000. As of December 31, 1994, the Company had a receivable from the General Partner of $176,000.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

         A portion of the Company's log requirements is acquired through contracts with public and private sources. Except for required deposits, no amounts are recorded until such time as the Company harvests the timber. At December 31, 1995 and 1994, the unrecorded amounts of those contract commitments were approximately $21.5 million and $30.4 million, respectively. During 1993, the Partnership entered into a log sourcing contract to sell approximately 950 million board feet ("MMBF") of logs to a customer over a ten-year period ending in 2003, at prevailing market rates. At December 31, 1995, the Partnership had a remaining commitment of approximately 703 MMBF.

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

         The Company leases buildings and equipment under non-cancelable operating lease agreements. The Company's operating lease expense was $2.2 million, $1.8 million and $1.9 million for 1995, 1994 and 1993, respectively. The following summarizes the future minimum lease payments (in thousands):

                     1996  . . . . . . . . . . .      $   1,997
                     1997  . . . . . . . . . . .          1,730
                     1998  . . . . . . . . . . .          1,442
                     1999  . . . . . . . . . . .            773
                     2000  . . . . . . . . . . .            680
                     Thereafter  . . . . . . . .          1,887
                                                          -----
                     Total   . . . . . . . . . .      $   8,509
                                                          -----

NOTE 12.  SEGMENT INFORMATION

                                                             YEAR ENDED DECEMBER 31,
                                                                 (In Thousands)
 Revenues                                               1995             1994             1993
                                                        ----             ----             ----
   Resources                                       $   327,043       $  324,426       $  266,084
   Manufacturing                                       375,677          372,248          324,625
   Eliminations                                       (117,646)        (118,017)         (89,703)
                                                   -----------       ----------       ----------
                                                   $   585,074       $  578,657       $  501,006
                                                   -----------       ----------       ----------
 Operating Income
   Resources                                       $   139,192       $  150,730       $  135,238
   Manufacturing                                        35,567           32,175           11,471
   Other and Eliminations                              (15,783)         (18,771)         (20,152)
                                                   -----------       ----------       ----------
                                                   $   158,976       $  164,134       $  126,557
                                                   -----------       ----------       ----------
 Depreciation, Depletion and Amortization
   Resources                                       $    35,394       $   36,782       $   22,570
   Manufacturing                                        18,703           17,361           16,236
                                                   -----------       ----------       ----------
                                                   $    54,097       $   54,143       $   38,806
                                                   -----------       ----------       ----------
 Identifiable Assets
   Resources                                       $   604,510       $  617,934       $  615,791
   Manufacturing                                       244,877          247,415          238,851
   Eliminations                                        (23,301)         (39,129)         (35,888)
                                                   -----------       ----------       ----------
                                                   $   826,086       $  826,220       $  818,754
                                                   -----------       ----------       ----------
 Capital Expenditures
   Resources                                       $     8,481       $    7,139       $  260,534
   Manufacturing                                        22,202           18,698           24,078
                                                   -----------       ----------       ----------
                                                   $    30,683       $   25,837       $  284,612
                                                   -----------       ----------       ----------

         Revenues include both sales to unaffiliated customers and intersegment sales. Intersegment sales prices are determined quarterly, based upon estimated market prices and terms in effect at that time and are eliminated in combination. Intersegment sales from the Resources Segment to the Manufacturing Segment were $117.6 million, $118.0 million and $89.7 million for 1995, 1994 and 1993, respectively.

         Operating income from the Resources Segment includes land sales of $1.6 million, $1.9 million and $7.7 million, for 1995, 1994 and 1993, respectively. Combined export revenues, primarily to Pacific Rim countries, as a percentage of total revenues were 13%, 15% and 17%, for 1995, 1994 and 1993, respectively.

         During 1995 and 1994, net sales to one Resources Segment customer were approximately 10% and 11% of combined revenues, respectively.

NOTE 13.  SUBSEQUENT EVENT

         On January 23, 1996, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.49 per Unit for the fourth quarter of 1995. Total distributions will approximate $25.9 million (including $6.0 million to the General Partner) and will be paid on March 1, 1996 to Unitholders of record on February 15, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders and Directors of the General Partner of Plum Creek Timber Company, L.P.

We have audited the accompanying combined balance sheet of Plum Creek Timber Company, L.P. as of December 31, 1995 and 1994, and the related combined statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Plum Creek Timber Company, L.P. at December 31, 1995 and 1994, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.
Seattle, Washington
January 23, 1996

SUPPLEMENTARY FINANCIAL INFORMATION

                         Combined Quarterly Information
                                   (Unaudited)
                         (In Thousands, Except per Unit)

1995                                    1st Qtr           2nd Qtr          3rd Qtr         4th Qtr
----                                    -------           -------          -------         -------

Revenues                              $ 144,094         $ 139,372        $ 152,296       $ 149,312
Operating Income                         40,958            36,655           42,382          38,981
Net Income                               28,392            24,534           30,173          27,632
Net Income Allocable
 to Unitholders                          23,751            18,644           24,170          21,679
Net Income per Unit                   $    0.58         $    0.46        $    0.60       $    0.53

1994                                    1st Qtr           2nd Qtr          3rd Qtr         4th Qtr
----                                    -------           -------          -------         -------
Revenues                              $ 142,457         $ 135,659        $ 147,387       $ 153,154
Operating Income                         43,421            35,947           39,799          44,967
Net Income                               30,651            23,798           26,755          31,008
Net Income Allocable
 to Unitholders                          27,071            20,354           22,147          26,315
Net Income per Unit                   $    0.67         $    0.50        $    0.54       $    0.65

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Items 10. and 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT and EXECUTIVE COMPENSATION, Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS will be filed by amendment to this Form 10-K on Form 10-K/A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         (1)  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

         The following combined financial statements of the Company are included in Part II, Item 8 of this Form 10-K:

         Combined Statement of Income   . . . . . . . . . . . . . .         27
         Combined Balance Sheet   . . . . . . . . . . . . . . . . .         28
         Combined Statement of Cash Flows   . . . . . . . . . . . .         29
         Notes to Combined Financial Statements   . . . . . . . . .         30
         Report of Independent Accountants  . . . . . . . . . . . .         43
         Supplementary Financial Information  . . . . . . . . . . .         44

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

                                INDEX TO EXHIBITS

Exhibit
Designation  Nature of Exhibit
-----------  -----------------

3A               Amended and Restated Agreement of Limited Partnership of Plum Creek Timber Company, L.P. dated June 8, 1989, as amended and restated through October 17, 1995 (Form 10-Q, No. 1-10239, filed November 1995).

3B               Certificate of Limited Partnership of Plum Creek Timber Company, L.P., as filed with the Secretary of State of the state of Delaware on April 12, 1989 (Form S-1,  Regis. No. 33-28094, filed May 1989).

4A               Form of Deposit Agreement by and among Plum Creek Timber Company, L.P. and The First National Bank of Boston, dated as of May 1989, (Form S-1, Regis. No. 33-28094, filed May 1989).

4B               Form of Transfer Application (Form S-1,  Regis. No. 33-28094, filed May 1989).

4C.1             Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company,
                 L. P. (Form 10-Q, No. 1-10239, filed August 1989).  Amendment No. 1, consent and waiver dated January 1, 1991 to
                 Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company,
                 L.P. (Form 8 Amendment No. 1, filed April 1991).  Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note Agreement (Form 10-K/A, Amendment No. 1, filed April 1994).  Amendment No. 3, Senior Note Agreement
                 Amendment dated May 20, 1994 (Form 10-Q, No. 1-10239, filed November 1995).

4C.2             Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek
                 Manufacturing, Inc. (Form 10-Q, No. 1-10239, filed August 1989).  Amendment No. 1, consent and waiver dated January
                 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum
                 Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P.  (Form 8 Amendment No. 1, filed April 1991).
                 Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage Note Agreement (Form 10-K/A, Amendment
                 No. 1, filed April 1994).  Amendment No. 3, Mortgage Note Agreement Amendment dated May 20, 1994 (Form 10-K/A,
                 Amendment No. 1, filed April 1995).  Amendment to Mortgage Note Agreement dated June 15, 1995 (Form 10-Q, No.
                 1-10239, filed November 1995).

4C.3*            Senior Note Agreement, dated August 1, 1994, 8.73% Senior Notes due August 1, 2009,


                 Plum Creek Timber Company, L.P. (Form 10-K/A, Amendment No. 1, filed April 1995).  Senior Note Agreement Amendment dated as of October 15, 1995. See attached exhibit.

10A.1            $100 million Amended and Restated Credit Agreement by and between Plum Creek Timber Company, L.P., Bank of America
                 National Trust and Savings Association as Agent, ABN AMRO Bank N.V. as Co-agent and the Other Financial
                 Institutions Party Thereto, dated as of November 15, 1994 (Form 10-K/A, Amendment No. 1, filed April 1995).  First
                 Amendment to Amended and Restated Credit Agreement, dated as of October 27, 1995 (Form 10-Q, No. 1-10239, filed
                 November 1995).

10A.2            $35 million Credit Agreement by and between Plum Creek Timber Company, L.P., Bank of America National Trust and
                 Savings Association as Agent, ABN AMRO Bank N.V. as Co-agent and the Other Financial Institutions Party Thereto, dated as of November 15, 1994 (Form 10-K/A, Amendment No. 1, filed April 1995).  First Amendment to Credit
                 Agreement, dated as of October 27, 1995 (Form 10-Q, No. 1-10239, filed November 1995).

10B.1+           Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, filed April 1995).  First Amendment to the
                 Plum Creek Supplemental Benefits Plan (Form 10-Q, No. 1-10239, filed November 1995).

10B.2+           Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, filed April 1994).
                 First Amendment to the Plum Creek Management Company, L.P. Long-Term Incentive Plan (Form 10-Q, No. 1-10239, filed
                 November 1995).

10B.3+           Management Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, filed April 1994).

10B.4+           Executive and Key Employee Salary and Incentive Compensation Deferral Plan, Plum Creek Management Company, L.P.
                 (Form 10-K/A, Amendment No. 1, filed April 1995).

10B.5+           Deferred Compensation Plan for Directors, PC Advisory Corp. I  (Form 10-K/A, Amendment No. 1, filed April 1995).

21               Subsidiaries of the Registrant.   (Form 8 Amendment No. 1, filed April 1991).

27A*             Restated Financial Data Schedule for the period ended September 30, 1994.  See attached exhibit.

27B*             Restated Financial Data Schedule for the period ended December 31, 1994.  See attached exhibit.

27C*             Restated Financial Data Schedule for the period ended March 31, 1995.  See attached exhibit.

27D*             Restated Financial Data Schedule for the period ended June 30, 1995.  See attached exhibit.

27E*             Restated Financial Data Schedule for the period ended September 30, 1995.  See attached exhibit.

27F*             Financial Data Schedule for the period ended December 31, 1995.  See attached exhibit.

(B)  REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 (or 15(d)) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         PLUM CREEK TIMBER COMPANY, L. P.

                (Registrant)

                             By:  Plum Creek Management Company, L.P.
                             as General Partner

                             BY:    /s/ RICK R. HOLLEY
                                 ----------------------------
                                     Rick R.  Holley
                             President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated, on behalf of, as applicable, Plum Creek Management Company, L.P., the registrant's general partner, and/or PC Advisory Corp. I, the general partner of the managing general partner of the registrant's general partner.

By /s/  DAVID D. LELAND         Chairman of the Board of             January 23, 1996
  ---------------------------   Directors, PC Advisory Corp. I
        David D. Leland

By /s/   IAN B. DAVIDSON        Director, PC Advisory Corp. I        January 23, 1996
  ---------------------------
         Ian B. Davidson

By /s/ GEORGE M. DENNISON       Director, PC Advisory Corp. I        January 23, 1996
  ---------------------------
       George M. Dennison

By /s/  CHARLES P. GRENIER      Executive Vice President, Plum       January 23, 1996
  ---------------------------   Creek Management Co., L.P.
        Charles P. Grenier      Director, PC Advisory Corp. I


By /s/    RICK R. HOLLEY        President and Chief Executive        January 23, 1996
  ---------------------------   Officer, Plum Creek Management
          Rick R. Holley        Co., L.P.
                                Director, PC Advisory Corp. I


By /s/ WILLIAM E. OBERNDORF       Director, PC Advisory Corp. I          January 23, 1996
   ----------------------------
       William E. Oberndorf

By /s/ WILLIAM J. PATTERSON       Director, PC Advisory Corp. I          January 23, 1996
   ----------------------------
       William J. Patterson

By /s/ JOHN H. SCULLY             Director, PC Advisory Corp. I          January 23, 1996
   ----------------------------
       John H. Scully

By /s/ DIANE M. IRVINE            Vice President and Chief Financial     January 23, 1996
   ----------------------------   Officer, Plum Creek Management
       Diane M. Irvine            Co., L.P.
                                  (Principal Financial and Accounting
                                   Officer)