Form 10-K/A
period 1995-12-31
PLUM CREEK TIMBER CO L P
filed 1996-03-21
CIK 849213

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT

             FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                         Commission file number 1-10239

                         PLUM CREEK TIMBER COMPANY, L.P.
                                 AMENDMENT NO. 1

                999 Third Avenue, Seattle, Washington 98104-4096
                            Telephone: (206) 467-3600

Organized in the State of Delaware I.R.S. Employer Identification No. 91-1443693

         The undersigned Registrant hereby amends the following items of its Annual Report for 1995 on Form 10-K as set forth in the pages attached hereto:

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

Date: March 21, 1996              By: /s/ DIANE M. IRVINE
                                      ------------------------------------------
                                      Diane M. Irvine,
                                      Vice President and Chief Financial Officer

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

         Ian B. Davidson (Age 64) -- Mr. Davidson was elected a Director of Corp. I in December 1992 and is a member of both the Audit and Compliance Committee and the Compensation Committee and is Chairman of the Conflicts Committee of the Board of Directors. Since 1970, Mr. Davidson has been Chairman and Chief Executive Officer of D. A. Davidson & Co. and DADCO, a regional brokerage firm. Mr. Davidson also serves as a Director of Energy West and the DADCO Companies.

         George M. Dennison (Age 60) -- Dr. Dennison was elected a Director of Corp. I effective February 1994 and is a member of the Audit and Compliance Committee, the Compensation Committee and the Conflicts Committee of the Board of Directors. Since 1990, Dr. Dennison has been President and Professor of History at The University of Montana.

         Charles P. Grenier (Age 46) -- Mr. Grenier was elected a Director of Corp. I effective April 11, 1995. Mr. Grenier has been Executive Vice President of the General Partner since January 1, 1994. Mr. Grenier was Vice President, Rocky Mountain Region of the General Partner from December 1992 to December 1993 and was Vice President, Rocky Mountain Region of the former general partner of the Registrant, Plum Creek Management Company, from June 1989 to December 1992.

         Rick R. Holley (Age 44) -- Mr. Holley was elected a Director of Corp. I effective January 1, 1994. Mr. Holley has been President and Chief Executive Officer of the General Partner since January 1, 1994. Mr. Holley was Vice President and Chief Financial Officer of the General Partner from December 1992 to December 1993 and was Vice President and Chief Financial Officer of the former general partner of the Registrant, Plum Creek Management Company, from April 1989 to December 1992.

         David D. Leland (Age 60) -- Mr. Leland became a Director and Chairman of the Board of Directors of Corp. I in December 1992 and is a member of the Compensation Committee and the

Conflicts Committee of the Board of Directors. Mr. Leland was President and Chief Executive Officer of the General Partner from December 1992 to December 1993. Mr. Leland was a Director and President and Chief Executive Officer of the former general partner of the Registrant, Plum Creek Management Company, from April 1989 to December 1992.

         William E. Oberndorf (Age 42) -- Mr. Oberndorf was elected a Director of Corp. I in November 1992 and is Chairman of the Compensation Committee of the Board of Directors. Mr. Oberndorf is Vice President and Treasurer of Corp. I. Since 1991, Mr. Oberndorf's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant. From 1982 to 1991, Mr. Oberndorf was a general partner of San Francisco Partners II, L.P. Mr. Oberndorf serves as a Director for Bell & Howell Holdings Company, Inc.

         William J. Patterson (Age 34) -- Mr. Patterson became a Director of Corp. I in November 1992 and is Chairman of the Audit and Compliance Committee and a member of the Compensation Committee of the Board of Directors. Mr. Patterson is a Vice President of Corp. I. Since 1991, Mr. Patterson's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant. From 1989 to 1991, Mr. Patterson was an associate with San Francisco Partners II, L.P.

         John H. Scully (Age 51) -- Mr. Scully was elected a Director of Corp. I in November 1992 and is a member of the Compensation Committee of the Board of Directors. Mr. Scully is President of Corp. I. Since 1991, Mr. Scully's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant. From 1969 to 1991, Mr. Scully was a general partner of San Francisco Partners II, L.P. Mr. Scully serves as a Director for Bell & Howell Holdings Company, Inc.

EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE REGISTRANT

         The names, ages, offices and periods of service as executive officers of the General Partner are listed below. There are no family relationships among them.

                                                                                       Officer
Name                          Age       Office                                         Since(d)
----                          ---       ------                                         --------
Rick R. Holley (a)             44       President and Chief Executive Officer            1989
Charles P. Grenier (a)         46       Executive Vice President                         1989
William R. Brown (b)           44       Vice President, Resource Management              1995
Diane M. Irvine (c)            37       Vice President and Chief Financial Officer       1994
James A. Kraft (a)             41       Vice President, Law                              1989

(a) Served during the past five years in a managerial or executive capacity with the General Partner and the General Partner's predecessor, Plum Creek Management Company.

(b) Served since February 22, 1995 as Vice President, Resource Management of the General Partner. Mr. Brown was the Director, Planning for the General Partner and the General Partner's predecessor, Plum Creek Management Company, from August 1990 to February 1995.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Ian B. Davidson, a Director of Corp. I, failed to report in a timely manner on a Form 4 for 1995 the acquisition by his wife on April 26, 1995 of 100 Depositary Units of the Registrant representing Limited Partner Interests ("Units"). The Units were reported on a Form 5 by Mr. Davidson on February 8, 1996.

         Other than the late reporting noted above, the Registrant is not aware of any reporting violations regarding Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth a summary of compensation for the three fiscal years ended December 31, 1995 for the President and Chief Executive Officer and the four other most highly compensated executive officers of the Registrant for services rendered in all capacities. Compensation amounts are on an accrual basis and include amounts deferred at the officer's election.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                                                           COMPENSATION
                                                                                           ------------
                                               ANNUAL COMPENSATION                            AWARDS
                                     ------------------------------------------------------------------
                                                                            (C)                 (D)               (C)(E)
                                                                       OTHER ANNUAL         RESTRICTED           ALL OTHER
NAME & PRINCIPAL                                       (B)             COMPENSATION        STOCK AWARDS        COMPENSATION
POSITION (A)                 YEAR    SALARY ($)      BONUS ($)              ($)                 ($)                 ($)
---------------------------------------------------------------------------------------------------------------------------
Rick R. Holley               1995     $390,000       $195,000                                $195,000            $ 47,535
President and                1994     $375,000       $187,500                                $187,500            $111,755
Chief Executive Officer      1993     $149,733       $ 90,840             $    10                                $377,470

Charles P. Grenier           1995     $312,000       $156,000                                $156,000            $ 28,701
Executive Vice President     1994     $300,000       $150,000                                $150,000            $ 64,871
                             1993     $148,433       $ 90,060             $    20                                $366,131

James A. Kraft               1995     $206,000       $ 92,700                                $ 92,700            $ 25,002
Vice President, Law          1994     $200,000       $100,000                                $100,000            $ 49,711
                             1993     $123,633       $ 62,650             $    37                                $279,232

Diane M. Irvine              1995     $175,000       $ 78,500             $ 7,504            $ 78,500            $ 15,176
Vice President and           1994     $135,288       $ 75,000             $10,728            $ 75,000            $ 37,500
Chief Financial Officer

William R. Brown             1995     $124,664       $ 65,000             $13,098            $ 65,000            $ 29,014
Vice President,
Resource Management

(a)      Principal position as of December 31, 1995.

(b) Bonuses include cash amounts awarded under the Management Incentive Plan ("MIP"). Under the terms of the MIP, one half of any bonus awarded is paid in cash and the remaining half of any bonus awarded is converted into restricted Shadow Units (defined below). The Shadow Unit portion of the awards is reflected under the Restricted Stock Awards column of the Summary Compensation Table. Payments made by the General Partner under the MIP are not reimbursable by the Registrant.

(c) All Other Compensation and Other Annual Compensation includes $21,876 and $13,098, respectively, for reimbursement to Mr. Brown of the purchase price of 1,000 Units and the related tax liability. Other Annual Compensation includes $7,504 for reimbursement to Ms. Irvine of the tax liability related to reimbursement for the purchase of Units in 1994.

(d) The amounts under the Restricted Stock Awards column of the Summary Compensation Table represent Shadow Units awarded under the MIP. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine were awarded 7,393, 5,915, 3,515, 2,464 and 2,976 Shadow Units, respectively, on
         January 30, 1996 for the 1995 Plan Year. The number of Shadow Units credited to each participant's account was determined by the amount of the Unit portion of bonuses awarded divided by the Average Price of a Unit, as defined in the Plan, for the date the cash portion was paid to the Participant.

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

         As of December 31, 1995, Messrs. Holley, Grenier, Kraft and Ms. Irvine held 8,984, 7,187, 4,791 and 3,593 Restricted Units, respectively, that vest on December 31, 1997 or earlier under certain circumstances, as described in the preceding paragraph. The market value of such Restricted Units, based on the closing price on December 31, 1995, was $214,486, $171,588, $114,393 and $85,795, respectively.

(e) All Other Compensation includes matching thrift contributions in the Plum Creek Thrift and Profit Sharing Plan for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaling $6,750,

         $6,750, $6,750, $4,779 and $6,750 and includes matching thrift contributions in the Plum Creek Supplemental Benefits Plan for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaling $40,785, $21,951, $18,252, $2,359 and $8,426, respectively.

                        LONG-TERM INCENTIVE PLAN AWARDS IN 1995

                                                                                     Performance Period
Name                                             Number of UARs                       Until Maturation
----                                             --------------                      ------------------
William R. Brown                                         80,000                       December 31, 1998

         Effective October 1, 1993, the Board of Directors of Corp. I approved a long-term incentive plan ("LTIP"). The LTIP is administered by a committee of the Board of Directors ("Committee"). Pursuant to the determination of the Committee, Unit Appreciation Rights ("UARs") were granted to Mr. Brown effective February 22, 1995.

         The terms of the UARs granted to Mr. Brown provide for five Unit Value targets with the first Unit Value target set at 115% of a Base Unit Value of $26.45 and each subsequent Unit Value target at 115% of the previous target. Effective July 20, 1995, the Base Unit Value for the UARs granted to Mr. Brown and Ms. Irvine was amended to be $20.00. Consequently, the five Unit Value targets are $23.00, $26.45, $30.42, $34.98, and $40.23, respectively.

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

PENSION PLAN

         Estimated annual benefit levels under the supplemental, non-qualified pension plan of the Registrant ("Pension Plan"), based on earnings and years of credited service at age 65, are as follows:

                               PENSION PLAN TABLE

                  ---------------------Years of Service ------------------------
Remuneration         15                20                25                30
------------         --                --                --                --
 $  100,000       $ 22,433          $ 29,910          $ 37,388          $ 44,865
 $  300,000       $ 70,433          $ 93,910          $117,388          $140,865
 $  500,000       $118,433          $157,910          $197,388          $236,865
 $  700,000       $166,433          $221,910          $277,388          $332,865
 $  900,000       $214,433          $285,910          $357,388          $428,865
 $1,100,000       $262,433          $349,910          $437,388          $524,865
 $1,300,000       $310,433          $413,910          $517,388          $620,865
 $1,500,000       $358,433          $477,910          $597,388          $716,865

         Benefit accruals under the Pension Plan are based on the gross amount of salary and incentive bonuses, including bonuses awarded in Units under the MIP plan included in the Restricted Stock Column of the Summary Compensation Table, but excluding all commissions and other extra or added compensation or benefits of any kind or nature.

         The Pension Plan formula for retirement at age 65 is 1.1% of the highest five-year average earnings, plus .5% of the highest five-year average earnings in excess of one-third of the FICA taxable wage base in effect during the year of termination, times the number of years of credited service up to a maximum of 30 years. An early retirement supplement equal to 1% of the highest five-year average earnings up to one-third of the FICA taxable wage base in effect in the year of termination, times the number of years of credited service up to a maximum of 30 years, is payable until age 62. Both the basic benefit and the supplement are reduced by 2% for each year the employee's actual retirement date precedes the date the employee would have attained age 65, or the date the employee could have retired after attaining age 60 with 30 years of credited service, if earlier. In addition, the basic benefit and the supplemental benefit will be reduced by any previously accrued and distributed benefits, increased for an assumed interest factor, under the Burlington Resources Inc. Pension Plan, under which participation was terminated on December 31, 1992 for the officers of the general partner of the Registrant. Years of service under the Pension Plan at age 65 for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine would be 30, 27, 30, 26 and 30, respectively. Years of service under the Pension Plan as of December 31, 1995 for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine were 13, 9, 12, 5 and 2, respectively.

DIRECTOR COMPENSATION

         Directors of Corp. I receive an annual retainer of $30,000 plus $1,000 for each Board of Directors meeting and committee meeting attended. The chairmen of the Audit and Compliance Committee, the Compensation Committee, and the Conflicts Committee of the Board of Directors each receive an additional annual retainer of $5,000. Directors may defer all or part of their compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1995, Mr. Leland served on the Compensation Committee of the Board of Directors. Mr. Leland is the former President and Chief Executive Officer of the General Partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP

         To the best knowledge of the Registrant, there were no beneficial owners of more than five percent of the Registrant's Units outstanding on February 29, 1996.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table shows the total number of Units held by the directors of Corp. I, the executive officers of the General Partner, and all directors of Corp. I and executive officers of the General Partner as a group, in each case, as of February 29, 1996.

                                                AMOUNT AND NATURE OF
                                               BENEFICIAL OWNERSHIP OF           PERCENT
NAME OF INDIVIDUAL OR IDENTITY OF GROUP            DEPOSITARY UNITS             OF CLASS
---------------------------------------        -----------------------          --------
Directors
  Ian B. Davidson                                           20,414                0.05%
  George M. Dennison                                           651                0.00%
  Charles P. Grenier                                        98,285(c)             0.24%
  Rick R. Holley                                           163,814(c)(d)          0.40%
  David D. Leland                                          125,625                0.31%
  William E. Oberndorf                                     478,265(a)             1.18%
  William J. Patterson                                           0(b)             0.00%
  John H. Scully                                           483,265(a)             1.19%

Executive Officers
  William R. Brown                                          17,466(c)(e)          0.04%
  Diane M. Irvine                                           23,819(c)             0.06%
  James A. Kraft                                            44,676(c)             0.11%

11 Executive Officers & Directors as a
Group                                                      698,600                1.72%
                                                           =======                =====

(a) Includes 478,265 Units owned by an Employee Benefits Trust of the General Partner as to which Messrs. Oberndorf and Scully have shared voting and dispositive power. Messrs. Oberndorf and Scully share control of and have an indirect pecuniary interest in the General Partner's 2% interest in the Registrant. Messrs. Oberndorf and Scully disclaim that the

         General Partner's 2% interest in the Partnership constitutes a security.

(b) Mr. Patterson has an indirect pecuniary interest in the General Partner's 2% interest in the Registrant. Mr. Patterson disclaims that the General Partner's 2% interest in the Registrant constitutes a security.

(c) Includes non-vested Shadow Units credited to participant's accounts under the terms of the LTIP and the MIP. Upon vesting, the participants are entitled to receive one Unit for each Shadow Unit that vests. Non-vested Shadow Units under the terms of the LTIP credited to the participant's accounts for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaled 75,577, 53,984, 32,390, 10,271 and 16,049, respectively. Non-vested Shadow Units under the terms of the MIP credited to the participant's accounts for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaled 16,377, 13,102, 8,306, 2,464 and 6,570, respectively. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine disclaim beneficial ownership of both the non-vested Shadow Units under the LTIP and the MIP.

(d) Includes 43,200 Units deferred under the Unit Awards Plan. Mr. Holley disclaims beneficial ownership of the Units deferred.

(e) Includes 1,125 Units subject to vesting restrictions under an employee benefit plan. Mr. Brown disclaims beneficial ownership of the Units subject to vesting restrictions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.