Form 10-Q
period 1996-03-31
PLUM CREEK TIMBER CO L P
filed 1996-05-13
CIK 849213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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
                                   (UNAUDITED)

                                                       First Quarter
                                                 --------------------------
                                                   1996            1995
                                                   ----            ----

                                              (In Thousands, Except Per Unit)


Revenues                                         $ 127,694        $ 144,094
                                                 ---------        ---------

Costs and Expenses:

       Cost of Goods Sold                           92,901           94,220
       Selling, General and Administrative           7,395            8,916
                                                 ---------        ---------
         Total Costs and Expenses                  100,296          103,136
                                                 ---------        ---------

Operating Income                                    27,398           40,958

Interest Expense                                   (11,520)         (11,950)
Interest Income                                        139              344
Other Expense - Net                                    (24)            (603)
                                                 ---------        ---------

Income before Income Taxes                          15,993           28,749
Provision for Income Taxes                              78              357
                                                 ---------        ---------

Net Income                                       $  15,915        $  28,392


General Partner Interest                             5,718            4,641
                                                 ---------        ---------

Net Income Allocable to Unitholders              $  10,197        $  23,751
                                                 =========        =========

Net Income per Unit                              $    0.25        $    0.58
                                                 =========        =========




See accompanying Notes to Combined Financial Statements

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET
                                   (UNAUDITED)

                                               March 31,       December 31,
                                                 1996             1995
                                                 ----             ----
                                                    (In Thousands)

ASSETS
Current Assets:
       Cash and Cash Equivalents               $  75,563        $  87,604
       Accounts Receivable                        32,101           31,750
       Inventories                                54,737           47,366
       Timber Contract Deposits                    1,000            2,320
       Other Current Assets                        5,507            4,949
                                               ---------        ---------
                                                 168,908          173,989

Timber and Timberlands -  Net                    460,566          467,992
Property, Plant and Equipment - Net              163,674          166,152
Other Assets                                      16,857           17,953
                                               ---------        ---------
Total Assets                                   $ 810,005        $ 826,086
                                               =========        =========

LIABILITIES
Current Liabilities:
       Current Portion of Long-Term Debt       $  14,100        $  14,100
       Accounts Payable                            7,569           15,771
       Interest Payable                           12,163            7,543
       Wages Payable                               7,690           11,513
       Taxes Payable                               6,547            5,122
       Workers' Compensation Liabilities           2,318            2,318
       Other Current Liabilities                   7,494            6,081
                                               ---------        ---------
                                                  57,881           62,448

Long-Term Debt                                   419,800          419,800
Lines of Credit                                   97,500           97,500
Workers' Compensation Liabilities                  8,432            8,405
Other Liabilities                                  2,536            4,065
                                               ---------        ---------
Total Liabilities                                586,149          592,218
                                               ---------        ---------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units                          224,416          234,117
General Partner                                     (560)            (249)
                                               ---------        ---------
Total Partners' Capital                          223,856          233,868
                                               ---------        ---------
Total Liabilities and Partners' Capital        $ 810,005        $ 826,086
                                               =========        =========



See accompanying Notes to Combined Financial Statements

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        First Quarter
                                                                 --------------------------
                                                                   1996              1995
                                                                   ----              ----

                                                                       (In Thousands)

Cash Flows From Operating Activities:
   Net Income                                                    $  15,915        $  28,392
   Adjustments to Reconcile Net Income to
       Net Cash Provided By Operating Activities:
       Depreciation, Depletion and Amortization                     13,923           13,029
       Gain on Asset Dispositions - Net                                (53)          (2,421)
       Working Capital Changes:
         Accounts Receivable                                          (351)          (1,386)
         Inventories                                                (7,371)           9,186
         Timber Contract Deposits and Other Current Assets             762              220
         Accounts Payable                                           (8,202)          (4,918)
         Other Accrued Liabilities                                   3,635            3,899
       Other                                                          (603)           2,271
                                                                 ---------        ---------
   Net Cash Provided By Operating Activities                     $  17,655        $  48,272
                                                                 ---------        ---------

Cash Flows From Investing Activities:
   Additions to Properties                                       $  (4,374)       $  (5,621)
   Proceeds from Asset Dispositions                                    449            3,451
   Other                                                               156
                                                                 ---------        ---------
   Net Cash Used In Investing Activities                         $  (3,769)       $  (2,170)
                                                                 ---------        ---------

Cash Flows From Financing Activities:
   Cash Distributions                                            $ (25,927)       $ (22,059)
   Borrowings on Lines of Credit                                   134,500           85,500
   Repayments on Lines of Credit                                  (134,500)         (85,500)
                                                                 ---------        ---------
   Net Cash Used In Financing Activities                         $ (25,927)       $ (22,059)
                                                                 ---------        ---------

Increase (Decrease) In Cash and Cash Equivalents                   (12,041)          24,043
Cash and Cash Equivalents:
   Beginning of  Period                                             87,604           60,942
                                                                 ---------        ---------

   End of Period                                                 $  75,563        $  84,985
                                                                 =========        =========



See accompanying Notes to Combined Financial Statements

                         PLUM CREEK TIMBER COMPANY, L.P.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

         The combined financial statements include all the accounts of Plum Creek Timber Company, L.P. (the "Partnership"), Plum Creek Manufacturing, L.P. ("Manufacturing") and Plum Creek Marketing, Inc. ("Marketing"). All significant intercompany transactions have been eliminated in the combination.

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

         The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1995 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain financial statement reclassifications have been made to the 1995 amounts presented for comparability purposes and have no impact on net income. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

         The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). However, Unitholders are required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of whether cash distributions are made. In virtually all cases, a Unitholder's 1996 cash distribution will significantly exceed the tax liability related to the Unitholder's allocated taxable income from the Partnership and Manufacturing. For tax exempt entities, such as IRAs, most of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax exempt entity has more than $1,000 of UBTI, it may be required to pay federal income taxes. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities at year-end.

         Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 40,608,300 for the three month periods ended March 31, 1996 and 1995.

2.  INVENTORIES

         Inventories consisted of the following (in thousands):

                           March 31,   December 31,
                            1996          1995
                            ----          ----

Raw materials (logs)       $22,964       $18,967
Work-in-process              7,872         5,798
Export logs                    205           420
Finished goods              17,288        16,012
                           -------       -------
                            48,329        41,197
Supplies                     6,408         6,169
                           -------       -------
   Total                   $54,737       $47,366
                           -------       -------

         Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at March 31, 1996 and December 31, 1995 was $53.7 million and $46.3 million, respectively.

3.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following (in thousands):

                                           March 31,     December 31,
                                             1996            1995
                                             ----            ----
Timber and logging roads - net              $415,452       $423,475
Timberlands                                   45,114         44,517
                                            --------       --------
         Timber and Timberlands - net       $460,566       $467,992
                                            --------       --------

         Property, plant and equipment consisted of the following (in thousands):

                                              March 31,        December 31,
                                                1996              1995
                                                ----              ----
Land, buildings and improvements              $  50,476        $  50,056
Machinery and equipment                         229,789          227,598
                                              ---------        ---------
                                                280,265          277,654

Accumulated depreciation                       (116,591)        (111,502)
                                              ---------        ---------
    Property, Plant and Equipment - net       $ 163,674        $ 166,152
                                              ---------        ---------



4.  BORROWINGS

        As of March 31, 1996, the Company had $97.5 million of borrowings under the two revolving lines of credit and letters of credit outstanding in the amount of $0.8 million. One line of credit allows the Partnership to borrow $100 million through October 31, 2000, of which $82.5 million was outstanding at March 31, 1996. The other line of credit allows the Partnership to borrow $35 million through October 28, 1996 (any borrowings outstanding at that time are payable in quarterly installments, at the option of the Partnership, due January 1997 through October 1998), of which $15 million was outstanding at March 31, 1996. The $15 million was classified as long-term debt due in 2000 due to the Company's intent and ability to finance these borrowings on a long-term basis. As of March 31, 1996, the Company had unused bank lines of credit totaling $36.7 million. As of April 5, 1996, $77.5 million of borrowings on the lines of credit were repaid.

5.  SUBSEQUENT EVENTS

        On April 15, 1996, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.49 per Unit for the first quarter of 1996. Total distributions will equal approximately $25.9 million (including $6.0 million to the General Partner) and will be paid on May 24, 1996 to Unitholders of record on May 16, 1996.

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

EVENTS AND TRENDS AFFECTING OPERATING RESULTS

         MARKET FORCES. The demand for logs and manufactured wood products depends upon international and domestic market conditions, the value of the U.S. dollar in foreign exchange markets, competition, log supply, the availability of substitute products and other factors. In particular, the demand for logs, lumber, plywood and medium density fiberboard ("MDF") is affected by residential and industrial construction, and repair and remodel activity. These activities are subject to fluctuations from changes in economic conditions, tariffs, interest rates, population growth and other economic, demographic and environmental factors. Additionally, the demand for logs is impacted by the demand for wood chips in the pulp and paper markets.

         SEASONALITY. Domestic log sales volumes are typically at their lowest point in the second quarter of each year during spring break-up, when warming weather thaws and softens roadbeds, restricting access to logging sites. Revenues from export log sales are affected in part by variations in inventory, both domestically and in the countries where such logs are sold as well as by weather conditions. Winter logging activity in the Pacific Northwest takes place at lower elevations, where predominantly second growth logs are found, affecting the volume of export quality logs sold during this time of the year.

         Demand for manufactured products is generally lower in the fall and winter when activity in the construction, industrial and repair and remodeling markets is slower, and higher in the spring and summer quarters when these markets are more active. In addition to seasonal fluctuations in demand, prices of manufactured products can be impacted by weather-related, seasonal fluctuations in supply, as production can be hampered during severely cold winter months and then rebound when warmer spring weather arrives. Log inventories increase during the winter months to prepare for reduced harvest during spring break-up. Working capital varies with seasonal fluctuations.

         CURRENT MARKET CONDITIONS. Prices for domestic logs in the Cascades Region approximated levels experienced in the first quarter of 1995; however, prices have decreased since the fourth quarter of 1995 primarily as a result of weak chip markets. Prices for domestic logs in the Rockies Region have decreased from levels experienced in the first quarter of 1995 as a result of weaker lumber, plywood and chip markets. Throughout both regions there are currently excess chip inventories due to the continued weakness in the pulp and paper markets, which has resulted in production curtailments and declining chip prices, and as a result, has contributed to the downward pressure on the price of domestic logs. Pulp log prices continued to decline in the first quarter of 1996 in both regions due to the saturation of logs and chips. Export log prices decreased as compared to the first quarter of 1995 due to weaker Japanese demand as a result of increased acceptance of substitute products in the Japanese market and low consumer confidence. The fourth quarter 1995 price improvement due to low log inventories in both Japan and the U.S. west coast continued throughout most of the first quarter. However, prices began to recede near the end of the first quarter of 1996 due to the normal seasonal declines as a result of the approaching rainy season in Japan and the increase in the available supply of logs.

         First quarter 1996 industry composite indices for lumber and plywood commodity prices were 8% and 13% lower, respectively, than the first quarter of 1995, and were 5% higher and 10% lower than the fourth quarter of 1995, respectively. The decrease in lumber prices, as compared to prior year first quarter, is primarily due to the harsh winter weather throughout most of the U.S. during the first quarter of 1996, which severely hampered retail home center sales and repair and remodeling activity. Also contributing to the price decline was competition from substitute products and aggressive production by Canadian lumber producers in anticipation of an impending five year trade agreement with the United States. The trade agreement is expected to reduce the level of Canadian lumber exports into the United States, although the ultimate impact of the agreement is unclear. The first quarter improvement in lumber prices over the fourth quarter of 1995 is primarily due to sawmill production curtailments due to weak chip prices.

         Commodity plywood prices have decreased as a result of severe weather conditions which constrained building activity, and increased competition from substitute products due to the capacity expansion of oriented strand board
(OSB). During the first quarter of 1996, eight new OSB plants, located in the U.S. and Canada, with an annual capacity of 3.4 billion square feet began operations. MDF prices decreased by 24% in the first quarter of 1996, as compared to the first quarter of 1995, due to a weakening in demand and significant capacity expansion expected during 1996. MDF demand weakened due to:
(1) a slowdown in both ready-to-assemble furniture and store fixture sales, (2) reduced repair and remodeling activity, and (3) excess inventories carried by both distributors and end-users. MDF prices decreased slightly in the first quarter of 1996, as compared to the fourth quarter of 1995, due to continued weak demand and concern over the 1996 North American capacity expansion, which is expected to increase annual production capacity from its current level of 1.3 billion square feet to 2.0 billion square feet.

         THREATENED AND ENDANGERED SPECIES. In July 1990, the United States Fish and Wildlife Service ("USFWS") listed the Northern Spotted Owl ("Owl") as a threatened species throughout its range in Washington, Oregon and California under the federal Endangered Species Act ("ESA").

         At the time of the listing, the USFWS issued suggested guidelines ("Guidelines") to be followed by landowners in order to comply with the ESA's prohibition against harming or harassing Owls. The Guidelines recommend several measures, including the restriction and preclusion of harvest activities in areas within a 1.8 mile radius (approximately 6,600 acres) of known nest sites or activity centers for pairs of Owls or territorial single Owls ("Activity Areas"). Under the Guidelines, at least 40% in the aggregate of the area within Activity Areas should be maintained as suitable Owl habitat. In addition, 70 acres immediately around nest sites should be preserved in order to avoid harming Owls.

         In June 1992, the Washington State Forest Practices Board (the "Board") adopted temporary regulations related to all forest practice applications ("FPAs") which require that FPAs comply with the Washington State Environmental Policy Act ("SEPA") for all activities within the 500 acres of habitat surrounding nest sites or activity centers. In November 1995, the Forest Practices Board adopted a final Owl rule that is scheduled to take effect in July 1996. Until the final rule takes effect, the temporary rule will govern. Under the final rule, designated Owl special emphasis areas ("SEAs") will have restrictions that are similar to, but slightly greater than those contained in the Guidelines. Outside of SEAs, 70 acres surrounding Activity Areas would be protected during the breeding season only. As a result, the final rule will result in a somewhat higher level of regulation on areas within SEAs and fewer restrictions on the Partnership's activities in areas outside of SEAs due to the Owl. Approximately 60% of the Partnership's lands in the Cascade Region are within SEAs.

         In February 1995, the USFWS announced that it is proposing to draft a special rule ("Special Rule") to redefine private landowner obligations with regard to Owls under the ESA. The proposed rule has been circulated for public review and comment. The final Washington state Owl rule is expected to form the basis for the Special Rule in Washington state.

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

         In October 1995, the Partnership formally applied for a two part, 100 year permit under the ESA from the USFWS and the National Marine Fisheries Service ("NMFS") that would cover the Partnership's forest management on 170,000 acres within SEAs in the Cascade Region (the "Planning Area"). As a part of the permit application, the Partnership prepared a habitat conservation plan ("HCP") that would govern the Partnership's management activities in the

Planning Area. The Partnership expects to receive the permit in the second quarter of 1996, following completion of the public review process. There are, however, no assurances that the permit will ultimately be issued by the USFWS and NMFS.

         The permit, if issued, would authorize during the first 50-year part of the permit the incidental take in the Planning Area of the Owl, Marbled Murrelet, Grizzly Bear and Gray Wolf, which are currently listed under the ESA, as well as numerous other species should they become listed in the future. As an incentive to the Partnership to create additional wildlife habitat in the Planning Area, the permit would provide certain additional incidental take authorization during the second 50-year part of the permit if wildlife habitat within the Planning Area exceeds levels set in the HCP. The permit thus would provide long-term certainty and predictability to the Partnership's harvest activities. Under the ESA, the permit may allow impacts on species incidental to normal management activities in exchange for mitigating measures agreed to by the landowner in the HCP. The restrictions in the HCP would replace restrictions for Owls under the final Washington state Owl rule, the Guidelines, the Special Rule, if adopted, and SEPA.

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

         Although the continuing uncertainty surrounding efforts to conserve the Owl makes it difficult to assess the future impact of the Owl listing on the Partnership, at this time the General Partner does not believe that federal and state laws and regulations related to the Owl will have a materially adverse effect on the financial position of the Company, its results of operations or liquidity. There can be no assurances, however, that (i) future interpretation or administration of current laws and regulations, (ii) changes in laws or regulations, (iii) increases in the number of Owls on or near Partnership lands, or (iv) decreases in suitable habitat adjacent to Partnership lands will not adversely affect the operations, financial position or liquidity of the Company.

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

         In October 1995, the USFS issued final regulations implementing the 1990 legislation that could have made it more difficult to obtain sourcing areas. These regulations, however, have been temporarily withdrawn pursuant to Congressional action to allow time for further public comment and for Congress to consider modifications to the export law. Revisions to the law and regulations have not yet been proposed. Although the uncertainty surrounding the export law and regulations makes it difficult to predict the timing or the outcome of a review, the Company believes that its sourcing area meets the current statutory test and should be renewed.

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

ITEM 3. LEGAL PROCEEDINGS

         On June 7, 1995, the Company received a Compliance Order ("Order") from the Environmental Protection Agency ("EPA") under the Clean Air Act. The Order alleges that the startup in 1990 of a boiler at the Company's Pablo sawmill did not meet new source performance standards ("NSPS"). Work on the boiler project commenced in March of 1989, when NSPS did not apply to boilers of this size. Prior to final startup of the boiler, however, new rules were proposed that, if applicable, would have required meeting these standards. The EPA has taken the position that the new rules applied, and is seeking compliance with NSPS. In December 1995, Plum Creek voluntarily installed both a pollution control device and an opacity monitor on the boiler and is in full compliance with both the Order and NSPS. On March 12, 1996, the EPA filed suit in federal district court seeking civil penalties for the alleged violation of NSPS.

         There is no pending litigation, and to the knowledge of the General Partner there is no threatened litigation involving the Company which would have a material adverse effect on the financial position, the results of operations or liquidity of the Company.

FINANCIAL CONDITION AND LIQUIDITY

         During the first three months of 1996, net cash provided by operating activities totaled $17.7 million compared to $48.3 million for the same period in 1995. The decrease of $30.6 million was primarily due to unfavorable working capital changes of $18.5 million and lower net income of $12.5 million, in the first quarter of 1996. The unfavorable working capital variance change is primarily related to a $16.6 million fluctuation in inventory, which principally related to logs. During the first quarter of 1995 log inventories decreased by 28% primarily due to an early spring breakup, while first quarter of 1996 log inventories increased by 18% primarily as a result of favorable weather conditions for logging.

         The Partnership has two unsecured revolving lines of credit ("Lines of Credit") with a group of banks that permit the Partnership to borrow up to $135 million for general corporate purposes, including up to $5 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Lines of Credit bear a floating rate of interest. One line of credit allows the Partnership to borrow $100 million through October 31, 2000, of which $82.5 million was outstanding at March 31, 1996. The other line of credit allows the Partnership to borrow $35 million through October 28, 1996 (any borrowings outstanding at that time are payable in quarterly installments, at the option of the Partnership, due January 1997 through October 1998), of which $15 million was outstanding at March 31, 1996. As of March 31, 1996, there were letters of credit outstanding in the amount of $0.8 million. As of April 5, 1995, $77.5 million of borrowings on the Lines of Credit were repaid.

         The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sale of assets, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants as of March 31, 1996.

         The Partnership will distribute $0.49 per Unit for the first quarter of 1996. The distribution will equal $25.9 million (including $6.0 million to the General Partner), and will be paid on May 24, 1996 to Unitholders of record on May 16, 1996. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

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

CAPITAL EXPENDITURES

         Capital expenditures for the first three months of 1996 totaled $4.4 million compared to $5.6 million for the same period in 1995. Total 1996 capital expenditures are expected to equal $20 million, compared to $30.7 million expended in 1995. The principal projects in the 1996 plan include the purchase and installation of various lumber and plywood optimization projects, replacement and equipment upgrades in the manufacturing facilities and road construction and timberland reforestation.

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

         The following table compares operating income by segment for the quarters ended March 31, 1996 and 1995.


                           Operating Income by Segment

                                        First Quarter
                                        -------------
                                        (In Thousands)

                                     1996            1995
                                     ----            ----

Resources Segment                  $ 31,154        $ 29,044
Manufacturing Segment                 1,780           9,815
Other Costs and Eliminations         (5,536)          2,099
                                   --------        --------
   Total                           $ 27,398        $ 40,958
                                   ========        ========



         Resources Segment revenues were $73.7 million and $67.6 million for the first quarter of 1996 and 1995, respectively. Revenues were $6.1 million higher in 1996 primarily due to increased domestic and export sales volumes, offset in part by lower domestic and export log prices and a decrease of $3.1 million in land sales. Domestic log sales volume increased 27%, as compared to the first quarter of 1995, primarily due to favorable weather conditions for logging in the first quarter of 1996 as opposed to an early spring break-up in the prior year first quarter. Export log sales volume increased by 8%, as compared to the first quarter of 1995, as a result of accelerating production into the first quarter to take advantage of favorable export prices. Domestic log sales prices decreased by 6%, as compared to the first quarter of 1995, due to weak lumber, plywood and chip markets. Export prices decreased by 5%, as compared to the first quarter of 1995, due to weaker Japanese demand as a result of increased acceptance of substitute products in the Japanese market and low consumer confidence.

         Resources Segment costs and expenses were $42.5 million and $38.6 million for the first quarter of 1996 and 1995, respectively. Costs and expenses were $3.9 million higher in 1996 primarily due to the increase in domestic and export log sales volumes, offset in part by lower land sales costs.

         Manufacturing Segment revenues were $85.6 million and $100.0 million for the first quarter of 1996 and 1995, respectively. Revenues were $14.4 million lower in 1996 due to decreases of 11%, 7% and 24% in sales prices for lumber, plywood and MDF, respectively, decreased plywood and MDF sales volumes and decreased residual revenues, as compared to the first quarter of 1995. Lumber prices decreased due to adverse weather conditions throughout most of the United States and increased competition from both Canadian imports and substitute products. The adverse winter weather negatively impacted remodeling activity and business at retail home centers. The decrease in plywood prices is primarily a result of declining commodity prices due to increased competition from oriented strand board due to capacity expansion, as well as from severe winter weather. Plywood sales volume decreased by 6% due to adverse weather conditions and slow industrial markets. MDF prices decreased due to a weakening in demand which began in the second quarter of 1995 and continued through the first quarter of 1996, along with the impact of significant 1996 capacity expansion. MDF sales volume decreased by 16% as a result of lower production. The decreased production is required to ensure that we maintain the superior quality of our new Super-Refined MDF2 while we experiment with minor modifications to our new high-energy refiner plates. Residual chip prices decreased by 10% over the first quarter of 1995 due to excess chip inventories throughout the entire industry, as a result of weakness in the pulp and paper sector.

         Manufacturing Segment costs and expenses were $83.8 million and $90.2 million for the first quarter of 1996 and 1995, respectively. The $6.4 million of lower costs and expenses was primarily due to 8% lower log costs for lumber and the decrease in MDF sales volumes.

         Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $5.5 million in the first quarter of 1996, as compared to increasing operating income by $2.1 million in the first quarter of 1995. The variance is primarily due to the release of intercompany log profit during the first quarter of 1995 as Manufacturing's log inventories were being depleted, compared to the deferral of intercompany log profit during the first quarter of 1996 as Manufacturing was building log inventories. Weather is the primary factor influencing the Resource Segment's log production, which directly impacts Manufacturing's intercompany log purchases. On a combined basis, the Resource Segment's profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

         The income allocated to the General Partner was $1.1 million higher in the first quarter of 1996, as compared to the year earlier period. The increase was the result of a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner, offset in part by lower net income. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid during the quarter, which was $0.49 per Unit in the first quarter of 1996, as compared to $0.43 per Unit during the first quarter of 1995.

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

                           PLUM CREEK TIMBER COMPANY, L.P.
                                   (Registrant)

                           By:  Plum Creek Management Company, L.P.
                                  as General Partner

                           By:       /s/ Diane M. Irvine
                                     ---------------------------
                                     DIANE M. IRVINE
                                     Vice President and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

Date: May 8, 1996

                                        EXHIBIT INDEX



                                                                                           Sequentially
       Exhibit                                                                               Numbered
       Number                            Description                                           Page
       -------                           -----------                                       ------------
         3A*     -- Amended and Restated Agreement of Limited Partnership of Plum
                    Creek Timber Company, L.P. dated June 8, 1989, as amended and restated through October 17, 1995 (Form 10-Q, No. 1-10239, filed November 1995).

         3B*     -- Certificate of Limited Partnership of Plum Creek Timber
                    Company, L.P., as filed with the Secretary of State of the state of Delaware on April 12, 1989 (Form S-1, Regis. No.
                    33-28094, filed May, 1989).

         27      -- Financial Data Schedule. See attached exhibit.

       --------------
       * Previously Filed