Form 10-Q
period 1996-06-30
PLUM CREEK TIMBER CO L P
filed 1996-08-14
CIK 849213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


           (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


                 Yes        X              No
                        ---------               ---------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                                Quarter Ended June 30,
                                                            -------------------------------
                                                                 1996             1995
                                                                 ----             ----
                                                            (In Thousands, Except Per Unit)
Revenues ................................................       $ 138,744       $  139,372
                                                                ---------       ----------

Costs and Expenses:
    Cost of Goods Sold ..................................          98,002           93,692
    Selling, General and Administrative .................           7,992            9,025
                                                                ---------       ----------
      Total Costs and Expenses ..........................         105,994          102,717
                                                                ---------       ----------

Operating Income ........................................          32,750           36,655

Interest Expense ........................................         (11,541)         (11,804)
Interest Income .........................................             192              277
Other Expense - Net .....................................             (59)            (381)
                                                                ---------       ----------

Income before Income Taxes ..............................          21,342           24,747
Provision for Income Taxes ..............................             365              213
                                                                ---------       ----------

Net Income ..............................................       $  20,977       $   24,534


General Partner Interest ................................           5,819            5,890
                                                                ---------       ----------

Net Income Allocable to Unitholders .....................       $  15,158       $   18,644
                                                                =========       ==========

Net Income per Unit .....................................       $    0.37       $     0.46
                                                                =========       ==========


See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                               Six Months Ended June 30,
                                                            -------------------------------
                                                                  1996             1995
                                                                  ----             ----
                                                            (In Thousands, Except Per Unit)
Revenues ................................................      $ 266,438        $ 283,466
                                                               ---------        ---------

Costs and Expenses:
    Cost of Goods Sold ..................................        190,903          187,912
    Selling, General and Administrative .................         15,387           17,941
                                                               ---------        ---------
      Total Costs and Expenses ..........................        206,290          205,853
                                                               ---------        ---------

Operating Income ........................................         60,148           77,613

Interest Expense ........................................        (23,061)         (23,754)
Interest Income .........................................            331              621
Other Expense - Net .....................................            (83)            (984)
                                                               ---------        ---------

Income before Income Taxes ..............................         37,335           53,496
Provision for Income Taxes ..............................            443              570
                                                               ---------        ---------

Net Income ..............................................      $  36,892        $  52,926


General Partner Interest ................................         11,537           10,531
                                                               ---------        ---------

Net Income Allocable to Unitholders .....................      $  25,355        $  42,395
                                                               =========        =========

Net Income per Unit .....................................      $    0.62        $    1.04
                                                               =========        =========


See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET
                                  (UNAUDITED)

                                                                 June 30,       December 31,
                                                                   1996             1995
                                                                   ----             ----

                                                                    (In Thousands)
ASSETS
Current Assets:
    Cash and Cash Equivalents ...........................       $  61,849        $  87,604
    Accounts Receivable .................................          38,442           31,750
    Inventories .........................................          44,946           47,366
    Timber Contract Deposits ............................           1,646            2,320
    Other Current Assets ................................           7,809            4,949
                                                                ---------        ---------
                                                                  154,692          173,989

Timber and Timberlands -  Net ...........................         454,449          467,992
Property, Plant and Equipment  -  Net ...................         162,996          166,152
Other Assets ............................................          17,176           17,953
                                                                ---------        ---------
    Total Assets ........................................       $ 789,313        $ 826,086
                                                                =========        =========

LIABILITIES
Current Liabilities:
    Current Portion of Long-Term Debt ...................       $  17,400        $  14,100
    Accounts Payable ....................................          12,361           15,771
    Interest Payable ....................................           7,313            7,543
    Wages Payable .......................................           6,897           11,513
    Taxes Payable .......................................           5,827            5,122
    Workers' Compensation Liabilities ...................           2,014            2,318
    Other Current Liabilities ...........................           7,465            6,081
                                                                ---------        ---------
                                                                   59,277           62,448

Long-Term Debt ..........................................         402,400          419,800
Lines of Credit .........................................          97,500           97,500
Workers' Compensation Liabilities .......................           8,685            8,405
Other Liabilities .......................................           2,545            4,065
                                                                ---------        ---------
    Total Liabilities ...................................         570,407          592,218
                                                                ---------        ---------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units .................................         219,676          234,117
General Partner .........................................            (770)            (249)
                                                                ---------        ---------
    Total Partners' Capital .............................         218,906          233,868
                                                                ---------        ---------
    Total Liabilities and Partners' Capital .............       $ 789,313        $ 826,086
                                                                =========        =========


See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                               Six Months Ended June 30,
                                                            -------------------------------
                                                                 1996             1995
                                                                -----            -----

                                                                     (In Thousands)
Cash Flows From Operating Activities:
Net Income ..............................................   $      36,892     $     52,926
Adjustments to Reconcile Net Income to
    Net Cash Provided By Operating Activities:
    Depreciation, Depletion and Amortization ............          26,366           25,692
    Gain on Asset Dispositions - Net ....................          (3,853)          (2,424)
    Working Capital Changes:
      Accounts Receivable ...............................          (6,692)          (2,578)
      Inventories .......................................           2,420           17,059
      Timber Contract Deposits and Other Current Assets..          (2,186)             314
      Accounts Payable ..................................          (3,410)          (1,580)
      Other Accrued Liabilities..........................          (3,061)          (2,801)
    Other ...............................................             137           (1,713)
                                                            -------------     ------------
Net Cash Provided By Operating Activities ...............   $      46,613     $     84,895
                                                            -------------     ------------

Cash Flows From Investing Activities:
    Additions to Properties .............................   $     (10,273)    $    (14,004)
    Proceeds from Asset Dispositions ....................           3,859            4,430
                                                            -------------     ------------
Net Cash Used In Investing Activities ...................   $      (6,414)    $     (9,574)
                                                            -------------     ------------

Cash Flows From Financing Activities:
    Cash Distributions ..................................   $     (51,854)    $    (47,986)
    Retirement of Long-Term Debt.........................         (14,100)         (13,000)
    Borrowings on the Lines of Credit ...................         276,500          114,500
    Repayments on the Lines of Credit ...................        (276,500)        (114,500)
                                                            -------------     ------------
Net Cash Used In Financing Activities ...................   $     (65,954)    $    (60,986)
                                                            -------------     ------------

Increase (Decrease) In Cash and Cash Equivalents ........         (25,755)          14,335
Cash and Cash Equivalents:
    Beginning of  Period ................................          87,604           60,942
                                                            -------------     -------------

    End of Period .......................................   $      61,849     $     75,277
                                                            =============     ============



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

         Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 40,608,300 for the three and six month periods ended June 30, 1996 and 1995.


2.  INVENTORIES

         Inventories consisted of the following (in thousands):

                                                  June 30,        December 31,
                                                    1996               1995
                                             ----------------   ---------------
 Raw materials (logs)                              $13,227            $18,967
 Work-in-process                                     7,226              5,798
 Export logs                                           413                420
 Finished goods                                     17,290             16,012
                                                   -------            -------
                                                    38,156             41,197
 Supplies                                            6,790              6,169
                                                   -------            -------
    Total                                          $44,946            $47,366
                                                   -------            -------


         Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at June 30, 1996 and December 31, 1995 was $44.0 million and $46.3 million, respectively.


3.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following (in thousands):

                                          June 30,       December 31,
                                            1996             1995
                                         ----------       ----------
Timber and logging roads - net           $409,312        $423,475
Timberlands                                45,137          44,517
                                         --------        --------
    Timber and Timberlands - net         $454,449        $467,992
                                         --------        --------

         Property, plant and equipment consisted of the following (in thousands):

                                    June 30,          December 31,
                                     1996                  1995
                                 ---------------     --------------
Land, buildings and improvements    $ 50,476           $ 50,056
Machinery and equipment              234,430            227,598
                                    --------           --------
                                     284,906            277,654
Accumulated depreciation            (121,910)          (111,502)
                                    --------           --------
    Property, Plant and
        Equipment - net             $162,996           $166,152
                                    --------           --------


4.  BORROWINGS

         As of June 30, 1996, the Company had $97.5 million of borrowings under its two revolving lines of credit and letters of credit outstanding in the amount of $0.8 million. One line of credit allows the Partnership to borrow $100 million through October 31, 2000, of which $82.5 million was outstanding at June 30, 1996. The other line of credit allows the Partnership to borrow $35 million through October 28, 1996 (any borrowings outstanding at that time are payable in quarterly installments, at the option of the Partnership, due January 1997 through October 1998), of which $15 million was outstanding at June 30, 1996. The $15 million was classified as long-term debt due in 2000 due to the Company's intent and ability to finance these borrowings on a long-term basis. As of June 30, 1996, the Company had unused bank lines of credit totaling $36.7 million. As of July 1, 1996, $61.0 million of borrowings on the lines of credit were repaid.


5.  SUBSEQUENT EVENTS

         On July 16, 1996, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.51 per Unit for the second quarter of 1996. Total distributions will equal approximately $27.2 million (including $6.5 million to the General Partner) and will be paid on August 23, 1996 to Unitholders of record on August 16, 1996.

         On August 6, 1996, the Partnership entered into a definitive agreement with Riverwood International Corporation ("Riverwood") to purchase Riverwood's forestlands and solid wood conversion facilities. The Partnership will acquire 538,000 acres of timberlands located primarily in northern Louisiana and southern Arkansas, a sawmill and a plywood plant located in Joyce, Louisiana, a sawmill in Huttig, Arkansas, and a nursery in Texas for a purchase price of approximately $540 million. As part of the acquisition, the Partnership will enter into a long-term agreement to supply fiber to Riverwood's paper facility in West Monroe, Louisiana. The proposed acquisition is subject to a number of contingencies including the approval of Riverwood's lenders. Should all contingencies be satisfied, the transaction is expected to close during the fourth quarter of 1996.

         The Partnership expects that the acquisition will initially be financed with bank debt. Alternatively, the Partnership may finance the acquisition with a combination of bank debt and permanent financing which may include senior notes and/or issuance of additional Limited Partner Units (the "Permanent Financing"). In any case, subsequent to closing, a portion of the bank debt would be replaced with the Permanent Financing. The bank debt will contain certain restrictive covenants similar to those contained in the Partnership's existing Senior Note agreements, including limitations on harvest levels, asset sales, cash distributions and amounts of future indebtedness, and will also require the Partnership to maintain certain interest coverage ratios. The new bank debt will, in part, replace the Partnership's existing Lines of Credit.

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

         CURRENT MARKET CONDITIONS. Prices for domestic logs in the Cascades Region have decreased since the second quarter of 1995 and the first quarter of 1996, primarily as a result of weak chip markets. Prices for domestic logs in the Rockies Region have decreased from levels experienced in the second quarter of 1995 as a result of weaker plywood and chip markets and concern over the continued penetration of Canadian lumber in the U.S. market. Such market penetration continued despite the recent U.S. - Canadian lumber trade agreement, which became effective April 1, 1996 and established quarterly quotas for exports of Canadian lumber to the U.S. Canadian lumber producers continue to have a significant raw material cost advantage over U.S. sawmills. Throughout both regions excess chip inventories currently exist due to the continued weakness in the pulp and paper markets, resulting in production curtailments and declining chip prices. This has contributed to the downward pressure on the price of domestic logs. Even with improving lumber prices in the second quarter of 1996, downward price pressure continues due to the significant loss of chip revenue. Pulp log prices continued to decline in the second quarter of 1996 in both regions due to the saturation of logs and chips. Export log prices decreased as compared to the second quarter of 1995 due to both weaker Japanese demand as a result of increased acceptance of substitute products in the Japanese market and a greater supply of logs due to a weaker domestic log market. Export prices have also decreased from the first quarter of 1996 due to the seasonal decline in building activity as a result of the summer rainy season in Japan.

         Second quarter 1996 industry composite indices for lumber commodity prices were 27% and 17% higher than the second quarter of 1995 and the first quarter of 1996, respectively. The increase in lumber prices was a result of increased demand combined with limited supply. Demand increased due to strong housing starts in the second quarter of 1996, which were significantly higher than second quarter of 1995 starts despite rising mortgage rates.
Additionally, there was significant pent-up demand in the second quarter of 1996 as a result of the severe weather conditions in the first quarter of 1996. Lumber supply was limited due to production curtailments as a result of poor chip markets, an extended spring break-up, which limited log supply, and the U.S. - Canadian lumber trade agreement. Additionally, distributors have been converting their inventory management to just-in-time buying, and as a result, they were unable to keep up with the surge in demand during the second quarter of 1996.

         Second quarter 1996 industry composite indices for plywood commodity prices were 10% lower than the second quarter of 1995 primarily due to increased competition from substitute products due to the capacity expansion of oriented strand board (OSB). In 1996, 11 new OSB plants have begun or are expected to begin operations and four existing OSB plants have expanded or have announced plans to expand capacity. This expansion will increase OSB production in the U.S. and Canada by 3.9 billion square feet in 1996, which represents an increase of approximately 12% over 1995 total structural panel production. MDF prices decreased by 24% in the second quarter of 1996, as compared to the second quarter of 1995, due to significant projected capacity expansion during 1996. Between 1995 and 2000, North American capacity is expected to increase from 1.5 billion square feet to 2.6 billion square feet. Since the capacity expansion began in 1995, competitors have been forced to lower prices or lose market share. Additionally, distributors are keeping inventory levels low due to concerns over further price declines. Demand for MDF began to decline in the second quarter of 1995 when distributors and end-users determined a supply shortage no longer existed. Recently, demand has been improving due to improved consumer confidence, higher housing starts and lower inventories held by distributors. MDF prices decreased 6% in the second quarter of 1996, as compared to the first quarter of 1996, as a result of additional capacity coming on-line.

         THREATENED AND ENDANGERED SPECIES. The federal Endangered Species Act ("ESA") protects species threatened with possible extinction. Protection of endangered species may include restrictions on timber harvesting activities in areas containing the affected species. A number of species indigenous to the Pacific Northwest have been protected under the ESA, including the northern spotted owl, marbled murrelet, gray wolf, mountain caribou, grizzly bear, bald eagle and various salmon species.

         In July 1990, the United States Fish and Wildlife Service ("USFWS") listed the northern spotted owl ("Owl") as a threatened species throughout its range in Washington, Oregon and California under the ESA. At the time of the listing, the USFWS issued suggested guidelines ("Guidelines") to be followed by landowners in order to comply with the ESA's prohibition against harming or harassing Owls. The Guidelines recommend several measures, including the restriction and preclusion of harvest activities in areas within a certain proximity of known nest sites.

         In May 1996, the Washington State Forest Practices Board (the "Board") adopted permanent regulations, effective July 1996, to protect habitat for the Owl. Under the permanent rule, designated Owl special emphasis areas ("SEAs") have restrictions that are similar to, but slightly greater than those contained in the Guidelines. Approximately 60% (170,000 acres) of the Partnership's Timberlands in the Cascades Region are within SEAs. The permanent rule exempts from its provisions forest practices that are consistent with a federally approved habitat conservation plan and permit.

         In June 1996, the Partnership received a two part, 100 year permit under the ESA from the USFWS and the National Marine Fisheries Service ("NMFS") that covers the Partnership's forest management on 170,000 acres within SEAs in the Cascades Region (the "Planning Area"). As a part of the permit application, the Partnership prepared a habitat conservation plan ("HCP") that will govern the Partnership's management activities in the Planning Area during the life of the permit. The HCP requires the Partnership to maintain certain levels of wildlife habitat and to take numerous other mitigation measures, including the protection of riparian areas.

         In consideration for such mitigation, the permit authorizes forestry practices that are consistent with the HCP even though they may have an impact on Owls, marbled murrelets, grizzly bears and gray wolves, which are currently listed under the ESA, as well as numerous other species. As an incentive to the Partnership to create additional wildlife habitat in the Planning Area, the permit provides certain additional authorization during the second 50-year part of the permit if wildlife habitat within the Planning Area exceeds levels set in the HCP. The permit thus provides long-term certainty and predictability to the Partnership's harvest activities in the Planning Area. For lands within the Planning Area, the management restrictions in the HCP replace restrictions for Owls under the permanent Washington state Owl rule and the Guidelines.

         Under the HCP, a permit will be awarded in the future to cover any newly listed species because the HCP has adequately addressed the needs of all fish and wildlife within the Planning Area. The HCP further provides that the addition of new species to the permit would not require additional mitigation absent extraordinary circumstances where continued activity under the HCP would have a significant material adverse impact on the species and no other alternative would alleviate the concern.

         In December 1995, the Company entered into a Grizzly Bear Conservation Agreement with the USFWS, the United States Forest Service, and the state of Montana covering 83,000 acres of its Timberland in the Swan Valley in western Montana. Under this agreement, the Partnership has agreed to protect certain grizzly bear habitats and to minimize the impact of the Partnership's forestry activities on the bear. In consideration for this mitigation, the USFWS authorized forestry practices in the Swan Valley that are consistent with the agreement even though they may have an impact on grizzly bears.

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

         The Partnership's Timberlands are often intermingled with federal land in or near areas that include the habitats of a number of threatened or endangered species such as the Owl and the grizzly bear. Access across federal lands may require federal approval. The granting of access to such areas has been delayed by the administrative process and legal challenges and may be subjected to restrictions under the ESA. The Partnership believes that access to its lands in the Planning Area and the Swan Valley should be facilitated by the HCP and the Grizzly Bear Conservation Agreement because concerns regarding the impact on threatened and endangered species by federal and state governmental agencies have already been addressed by these plans, although no assurance can be given that further such delays will not be encountered.


         At this time, the General Partner believes that federal and state laws and regulations related to the protection of endangered species will not have a material adverse effect on the financial position of the Company, its results of operations or liquidity. The General Partner anticipates, however, that increasingly strict laws and regulations relating to the environment, natural resources, forestry operations, and health and safety matters, as well as increased social concern over environmental issues, may result in additional restrictions on the Company leading to increased costs, additional capital expenditures and reduced operating flexibility. In addition, legal challenges by opposition groups could disrupt the continued operation of the HCP and the Grizzly Bear Conservation Agreement, and thereby reduce the level of certainty that the Partnership anticipates gaining from such plans.

         LEGISLATION RESTRICTING LOG EXPORTS.   Federal legislation currently
prohibits the sale of unprocessed logs harvested from federal lands located in the western half of the U.S. if such logs will be exported from the U.S. by the purchaser thereof, or if such logs will be used by the purchaser thereof as a substitute for timber from private lands which is exported by such purchaser. In order to enforce this substitution prohibition, the legislation requires persons who export private logs and who wish to purchase federal timber to obtain an approved federal timber "sourcing area". To gain approval it must be shown that the desired federal timber sourcing area is economically and geographically separate from the area from which such person exports private logs. In 1991, the Company applied for and obtained an approved sourcing area for the Company's conversion facilities. Under the legislation, sourcing areas are subject to review and renewal at least every five years. The Company's sourcing area may, therefore, be reviewed in 1996.

         In October 1995, the USFS issued final regulations implementing the 1990 legislation that could have made it more difficult to obtain sourcing areas. Such regulations, however, have been temporarily withdrawn pursuant to Congressional action to allow time for further public comment and for Congress to consider modifications to the export law. Revisions to the law and regulations have not yet been proposed. Although the uncertainty surrounding the export law and regulations makes it difficult to predict the timing or the outcome of a review, the Company believes that its sourcing area meets the current statutory test and should be renewed.

         In addition, federal legislation prohibits the export of unprocessed logs harvested from certain state lands. Initially, Washington and Oregon prohibited the export of all logs harvested from state lands. The legislation provided, however, that the ban in Washington state on the export of state logs would become a partial ban beginning January 1, 1996. Pending finalization of the rules implementing such legislation, the full ban is being maintained. Proposals have also been made from time to time, but to date have been unsuccessful, to either ban or tax the export of unprocessed logs harvested from private lands.

LEGAL PROCEEDINGS

         On June 7, 1995, the Company received a Compliance Order ("Order") from the Environmental Protection Agency ("EPA") under the Clean Air Act. The Order alleges that the startup in 1990 of a boiler at the Company's Pablo sawmill did not meet new source performance standards ("NSPS"). Work on the boiler project commenced in March of 1989, when NSPS did not apply to boilers of this size. Prior to final startup of the boiler, however, new rules were proposed that, if applicable, would have required meeting these standards. The EPA has taken the position that the new rules applied, and is seeking compliance with NSPS. In December 1995, the Company voluntarily installed both a pollution control device and an opacity monitor on the boiler without waiving any defenses to the EPA claim. The Company believes it is in full compliance with the Order and that it has not violated NSPS. On March 12, 1996, the Department of Justice, on behalf of the EPA, filed suit in federal district court in Montana seeking civil penalties and injunctive relief for eight alleged violations of NSPS in accordance with the Clean Air Act which contemplates statutory civil penalties. The Company believes it has meritorious defenses to the claim. However, due to the inherent nature of litigation, the Company cannot predict the outcome of the enforcement case. If not resolved earlier, it is likely that the matter will go to trial in 1997. The General Partner believes, based upon available information and current EPA enforcement policies, that the ultimate outcome of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

         In addition to the above, the Company has normal recurring litigation, none of which the General Partner believes will have a material adverse effect on the financial position, the results of operations or liquidity of the Company.

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

        The following table compares operating income by segment for the quarters ended June 30, 1996 and 1995.

                                   Operating Income by Segment

                                                                     Quarter Ended June 30,
                                                                  ----------------------------
                                                                    1996                1995
                                                                  --------            --------
                                                                          (In Thousands)
 Resources Segment   . . . . . . . . . . . . . . . .               $23,727             $26,941
 Manufacturing Segment   . . . . . . . . . . . . . .                 4,670               5,320
 Other Costs and Eliminations  . . . . . . . . . . .                 4,353               4,394
                                                                   -------            --------
    Total  . . . . . . . . . . . . . . . . . . . . .               $32,750             $36,655
                                                                   =======             =======


         Resources Segment revenues decreased by $6.7 million, or 10.0%, to $60.6 million for the quarter ended June 30, 1996 as compared to $67.3 million for the quarter ended June 30, 1995. Such decrease was primarily due to lower export and domestic sales prices, lower domestic sales volumes and a $1.2 million decrease in revenues from pulpwood and chip sales, offset in part by a $4.6 million increase in land sales. Export prices decreased by 19%, as compared to the second quarter of 1995, due to a higher percentage of whitewoods (such as hemlock as compared to Douglas-fir which sells at premium prices) in the sales mix, weaker Japanese demand as a result of increased acceptance of substitute products in the Japanese market and a softer domestic log market. The higher percentage of whitewoods in the second quarter of 1996 as compared to the second quarter of 1995 was a result of a weaker pulp market in 1996. During most of 1995 lower quality export logs (whitewoods) were being diverted to the domestic market due to the shortage of pulp fiber. Domestic log sales prices decreased by 8% as compared to the second quarter of 1995 due to the significant decline in chip prices as a result of the abundant supply of chips and pulp logs, and to a lesser extent, weaker plywood prices. Domestic log sales volume decreased 7%, as compared to the second quarter of 1995, primarily due to an extended spring break-up in the second quarter of 1996, as compared to an early spring break-up in 1995. Pulpwood and chip revenues decreased as compared to the second quarter of 1995 due to weaker paper markets and the over supply of available wood fiber. Second quarter 1996 higher and better use land sales (856 acres) resulted in revenues of $4.5 million. There were no such sales in the second quarter of 1995. Over the next five to fifteen years, the Company expects to realize the potential value of approximately 150,000 acres of its timberland located in recreational areas or near expanding population centers that may optimally be used for conservation, residential, recreational or other development purposes.

         Resources Segment costs and expenses decreased by $3.5 million, or 8.7%, to $36.8 million for the second quarter of 1996, as compared to $40.3 million for the second quarter of 1995. Such decrease was primarily due to the decrease in domestic log sales volumes and reduced pulpwood and chip operations.

         Manufacturing Segment revenues increased by $2.5 million, or 2.8%, to $93.2 million for the second quarter of 1996, as compared to $90.7 million for the second quarter of 1995. Such increase was due to increased lumber sales prices and increased sales volumes for MDF, offset in part by decreased plywood and MDF sales prices and decreased residual chip revenues, as compared to the second quarter of 1995. Lumber sales prices increased by 9% as compared to the year earlier period due to strong housing activity combined with limited supply due to production curtailments as a result of weak chip markets, a reduction in the volume of Canadian lumber exported to the U.S. and low field inventory levels. Distributors have maintained just-in-time inventory levels and, as a result, were not able to keep up with the surge in demand when the weather improved. MDF sales volume increased by 19% as a result of increased demand as compared to the year earlier period. Demand for MDF deteriorated in the second quarter of 1995 due to excess inventories being carried by end users resulting in 12 days of production downtime for Plum Creek in June 1995. However, after four quarters of weak demand, demand began to improve in the second quarter of 1996 due to increased housing starts, improved consumer confidence and reduced inventory levels. Additionally, even with the industry wide capacity expansion, demand for Plum Creek's higher quality super-refined MDF2 has been improving. The decrease in plywood prices is primarily a result of declining commodity prices due to increased competition from OSB due to capacity expansion. The Company is also experiencing increased competition in the industrial markets it serves, as numerous commodity plywood manufacturers that are losing market share to OSB have been attempting to identify new customers. MDF prices decreased due to significant 1996 capacity expansion. Residual chip prices decreased by 27% over the second quarter of 1995 due to excess chip inventories throughout the entire industry, as a result of weakness in the pulp and paper sector.

         Manufacturing Segment costs and expenses increased by $3.1 million, or 3.6%, to $88.5 million for the second quarter of 1996, as compared to $85.4 million for the second quarter of 1995. Such increase was primarily due to a 3%, 5%, and 19% increase in lumber, plywood, and MDF sales volumes, respectively, higher plywood and MDF production costs as a result of manufacturing higher quality products, and increased maintenance costs at the plywood facilities for dryer repairs.

SIX MONTHS 1996 COMPARED TO SIX MONTHS 1995

         The following table compares operating income by segment for the six months ended June 30, 1996 and 1995.

                                   Operating Income by Segment

                                                                    Six Months Ended June 30,
                                                                  ----------------------------
                                                                    1996                1995
                                                                  -------              -------
                                                                         (In Thousands)
 Resources Segment   . . . . . . . . . . . . . . . .              $54,881              $55,985
 Manufacturing Segment   . . . . . . . . . . . . . .                6,450               15,135
 Other Costs and Eliminations  . . . . . . . . . . .               (1,183)               6,493
                                                                  -------              -------
    Total  . . . . . . . . . . . . . . . . . . . . .              $60,148              $77,613
                                                                  =======              =======


         Resources Segment revenues decreased by $0.7 million, or 0.5%, to $134.2 million for the six months ended June 30, 1996, as compared to $134.9 million for the six months ended June 30, 1995. Such decrease was primarily due to lower export and domestic sales prices and a $2.2 million decrease in revenues from pulpwood and chip sales, offset in part by increased domestic sales volumes and a $1.4 million increase in land sales. Export prices decreased by 13%, as compared to the first six months of 1995, due to a higher percentage of whitewoods in the sales mix and weaker Japanese demand as a result of increased acceptance of substitute products in the Japanese market. Domestic log sales prices decreased by 7%, as compared to the first six months of 1995, due to the significant decline in chip prices as a result of the abundant supply of chips and pulp logs, and to a lesser extent, weaker plywood prices. Pulpwood and chip revenues decreased 40%, as compared to the first six months of 1995, due to the weaker paper markets and the over supply of available wood fiber. Domestic log sales volume increased 10%, as compared to the first six months of 1995, primarily due to low log inventory levels as of December 31, 1995, as compared to December 31, 1994, as a result of unfavorable logging conditions during the fourth quarter of 1995.

         Resources Segment costs and expenses increased by $0.3 million, or 0.4%, to $79.3 million for the six months ended June 30, 1996, as compared to $79.0 million for the six months ended June 30, 1995. Such increase was primarily due to the increase in domestic log sales volumes, offset in part by reduced pulpwood and chip operations.

         Manufacturing Segment revenues decreased by $11.9 million, or 6.2%, to $178.8 million for the six months ended June 30, 1996, as compared to $190.7 million for the six months ended June 30, 1995. Such decrease was due to decreases of 6% and 24% in sales prices for plywood and MDF, respectively, and decreased residual revenues, as compared to the first six months of 1995.

The decrease in plywood prices is primarily a result of declining commodity prices due to increased competition from OSB as a result of capacity expansion, as well as from severe winter weather in the first quarter of 1996. MDF prices decreased due to a weakening in demand which began in the second quarter of 1995 and continued through the first quarter of 1996, along with the impact of significant 1996 capacity expansion. Residual chip prices decreased by 19% over the first six months of 1995 due to excess chip inventories throughout the entire industry, as a result of weakness in the pulp and paper sector.

         Manufacturing Segment costs and expenses decreased by $3.3 million, or 1.9%, to $172.3 million for the six months ended June 30, 1996, as compared to $175.6 million for the six months ended June 30, 1995. Such decrease was primarily due to a 7% decrease in lumber log costs as a result of lower domestic log prices, offset in part by increases of 8% and 11% in plywood and MDF manufacturing costs as a result of manufacturing higher quality products, increased maintenance costs at the plywood facilities for dryer repairs and reduced production at the MDF facility. The decreased MDF production was required to ensure that the Company maintained the superior quality of its new Super-Refined MDF2 while it experimented with modifications to its new high-energy refiner plates.

         Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $1.2 million in the first six months of 1996, as compared to increasing operating income by $6.5 million in the first six months of 1995. The variance is primarily due to the release of intercompany log profit during the first quarter of 1995 as Manufacturing's log inventories were being depleted, compared to the deferral of intercompany log profit during the first quarter of 1996 as Manufacturing was building log inventories. Weather is the primary factor influencing the Resource Segment's log production, which directly impacts Manufacturing's intercompany log purchases. On a combined basis, the Resource Segment's profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

         The income allocated to the General Partner was $1.0 million higher in the six months ended June 30, 1996, as compared to the year earlier period.
The increase was the result of a higher quarterly distribution to Unitholders, which increased the incentive distribution paid to the General Partner, offset in part by lower net income. Net income is allocated to the General Partner based on 2 percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid each quarter, which was $0.98 per Unit in the aggregate in the first two quarters of 1996, as compared to $0.92 per Unit in the aggregate during the first two quarters of 1995.

FINANCIAL CONDITION AND LIQUIDITY

         During the first six months of 1996, net cash provided by operating activities totaled $46.6 million compared to $84.9 million for the same period in 1995. The decrease of $38.3 million was primarily due to unfavorable working capital changes of $23.3 million and lower net income of $16.0 million, in the first six months of 1996. The unfavorable working capital change variance is primarily related to a $14.6 million fluctuation in inventory, which principally related to logs, and a $4.1 million increase in accounts receivable, which was due to increased activity during June of 1996 as compared to June of 1995. During the first six months of 1996, log inventories decreased by 37% from December 31, 1995, compared to a 64% decrease during the first six months of 1995, primarily due to significantly higher log inventories at December 31, 1994 than at December 31, 1995 as a result of unfavorable logging conditions during the fourth quarter of 1995.

         The Partnership has two unsecured revolving lines of credit ("Lines of Credit") with a group of banks that permit the Partnership to borrow up to $135 million for general corporate purposes, including up to $5 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Lines of Credit bear a floating rate of interest. One line of credit allows the Partnership to borrow $100 million through October 31, 2000, of which $82.5 million was outstanding at June 30, 1996. The other line of credit allows the Partnership to borrow $35 million through October 28, 1996 (any outstanding borrowings are payable at that time, or, at the option of the Partnership, in quarterly installments commencing January 1997 through October 1998), of which $15 million was outstanding at June 30, 1996. As of June 30, 1996, there were letters of credit outstanding in the amount of $0.8 million. On July 1, 1996, the Partnership repaid $61.0 million of borrowings on the Lines of Credit. The Partnership expects that upon the closing of the Riverwood asset acquisition, the Lines of Credit will be replaced by the new bank debt. See Note 5 of Notes to Combined Financial Statements.

         The Company's loan agreements contain certain restrictive covenants, including limitations on harvest levels, sale of assets, cash distributions and the amount of future indebtedness. The Company was in compliance with such covenants as of June 30, 1996.

         The Partnership will distribute $0.51 per Unit for the second quarter of 1996. The distribution will equal $27.2 million (including $6.5 million to the General Partner), and will be paid on August 23, 1996 to Unitholders of record on August 16, 1996. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

         Cash required to meet the Company's quarterly cash distributions, capital expenditures and principal and interest payments will be significant. The General Partner expects that all debt service will be funded from cash on hand and cash generated from operations. The Partnership expects to make cash distributions from cash on hand and cash generated from operations. It is anticipated that future capital expenditures will be funded from cash on hand, cash generated from operations, and borrowings under the line of credit.


CAPITAL EXPENDITURES

         Capital expenditures for the first six months of 1996 totaled $10.3 million compared to $14.0 million for the same period in 1995. Total 1996 capital expenditures are expected to equal approximately $20 million, compared to $30.7 million in 1995. The principal projects in the 1996 plan include upgrading the Pablo mill to process small logs more efficiently, the purchase and installation of various lumber and plywood optimization projects, replacement and equipment upgrades in the manufacturing facilities and road construction and timberland reforestation. Capital expenditures have decreased as compared to the year earlier period due to the completion of major improvements at the majority of the manufacturing facilities.

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


 4C.1             Senior Note Agreement, dated May 31, 1989, 11 1/8 percent
                  Senior Notes due June 8, 2007, Plum Creek Timber Company, L.
                  P. (Form 10-Q, No. 1-10239, filed August 1989).  Amendment
                  No. 1, consent and waiver dated January 1, 1991 to Senior
                  Note Agreement, dated May 31, 1989, 11 1/8 percent Senior
                  Notes due June 8, 2007, Plum Creek Timber Company, L.P.
                  (Form 8 Amendment No. 1, No. 1-10239, filed April 1991).
                  Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note Agreement (Form 10-K/A, Amendment No. 1,
                  No. 1-10239, filed April 1994).  Amendment No. 3, Senior
                  Note Agreement Amendment dated May 20, 1994 (Form 10-Q, No.
                  1-10239, filed November 1995).  Senior Note Agreement
                  Amendment* dated May 31, 1996.  See attached exhibit.

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

                  Creek Manufacturing, L.P.  (Form 8 Amendment No. 1, No.
                  1-10239, filed April 1991).  Amendment No. 2, consent and
                  waiver dated September 1, 1993 to the Mortgage Note
                  Agreement (Form 10-K/A, Amendment No. 1, No. 1-10239, filed
                  April 1994).  Amendment No. 3, Mortgage Note Agreement
                  Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1,
                  No. 1-10239, filed April 1995).  Amendment to Mortgage Note
                  Agreement dated June 15, 1995 (Form 10-Q, No. 1-10239, filed
                  November 1995).   Mortgage Note Agreement Amendment* dated
                  May 31, 1996.  See attached exhibit.

 4C.3             Senior Note Agreement, dated August 1, 1994, 8.73% Senior
                  Notes due August 1, 2009, Plum Creek Timber Company, L.P.
                  (Form 10-K/A, Amendment No. 1, No. 1-10239, filed April
                  1995).  Senior Note Agreement Amendment dated as of October
                  15, 1995 (Form 10-K, No. 1-10239, filed March 1996).  Senior
                  Note Agreement Amendment* dated May 31, 1996. See attached exhibit.

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



                                        PLUM CREEK TIMBER COMPANY, L.P.
                                                (Registrant)


                                        By:  Plum Creek Management Company, L.P.
                                                   as General Partner


                                             By:  /s/ Diane M. Irvine
                                                  -----------------------
                                                  DIANE M. IRVINE
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial and
                                                    Accounting Officer)



Date: August 13, 1996