Form 10-Q
period 1996-09-30
PLUM CREEK TIMBER CO L P
filed 1996-11-12
CIK 849213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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
                                   (UNAUDITED)


                                                Quarter Ended September 30,
                                              --------------------------------
                                                   1996              1995
                                                   ----              ----

                                              (In Thousands, Except Per Unit)
Revenues ................................       $ 173,039        $ 152,296
                                                ---------        ---------

Costs and Expenses:
      Cost of Goods Sold ................         115,155          100,762
      Selling, General and Administrative           9,435            9,152
                                                ---------        ---------
        Total Costs and Expenses ........         124,590          109,914
                                                ---------        ---------

Operating Income ........................          48,449           42,382

Interest Expense ........................         (11,289)         (11,753)
Interest Income .........................             212              355
Other Expense - Net .....................            (145)            (600)
                                                ---------        ---------

Income before Income Taxes ..............          37,227           30,384
Provision for Income Taxes ..............             451              211
                                                ---------        ---------

Net Income ..............................       $  36,776        $  30,173


General Partner Interest ................           6,578            6,003
                                                ---------        ---------

Net Income Allocable to Unitholders .....       $  30,198        $  24,170
                                                =========        =========

Net Income per Unit .....................       $    0.75        $    0.60
                                                =========        =========


See accompanying Notes to Combined Financial Statements

                         PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                 Nine Months Ended September 30,
                                                ---------------------------------
                                                      1996             1995
                                                      ----             ----

                                                 (In Thousands, Except Per Unit)
Revenues ...................................       $ 439,477        $ 435,762
                                                   ---------        ---------

Costs and Expenses:
      Cost of Goods Sold ...................         306,058          288,674
      Selling, General and Administrative ..          24,822           27,093
                                                   ---------        ---------
        Total Costs and Expenses ...........         330,880          315,767
                                                   ---------        ---------

Operating Income ...........................         108,597          119,995

Interest Expense ...........................         (34,350)         (35,507)
Interest Income ............................             543              976
Other Expense - Net ........................            (228)          (1,584)
                                                   ---------        ---------

Income before Income Taxes .................          74,562           83,880
Provision for Income Taxes .................             894              781
                                                   ---------        ---------

Net Income .................................       $  73,668        $  83,099

General Partner Interest ...................          18,115           16,534
                                                   ---------        ---------

Net Income Allocable to Unitholders ........       $  55,553        $  66,565
                                                   =========        =========

Net Income per Unit ........................       $    1.37        $    1.64
                                                   =========        =========


See accompanying Notes to Combined Financial Statements

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET
                                   (UNAUDITED)

                                                   September 30,      December 31,
                                                       1996              1995
                                                       ----              ----

                                                          (In Thousands)
ASSETS
Current Assets:
      Cash and Cash Equivalents .............       $  86,619        $  87,604
      Accounts Receivable ...................          38,924           31,750
      Inventories ...........................          50,437           47,366
      Timber Contract Deposits ..............           2,627            2,320
      Other Current Assets ..................           6,559            4,949
                                                    ---------        ---------
                                                      185,166          173,989

Timber and Timberlands -  Net ...............         446,126          467,992
Property, Plant and Equipment -- Net                  159,773          166,152
Other Assets ................................          19,870           17,953
                                                    ---------        ---------
      Total Assets ..........................       $ 810,935        $ 826,086
                                                    =========        =========

LIABILITIES
Current Liabilities:
      Current Portion of Long-Term Debt .....       $  17,400        $  14,100
      Accounts Payable ......................          15,846           15,771
      Interest Payable ......................          11,498            7,543
      Wages Payable .........................           9,986           11,513
      Taxes Payable .........................           7,029            5,122
      Workers' Compensation Liabilities .....           2,014            2,318
      Other Current Liabilities .............           7,299            6,081
                                                    ---------        ---------
                                                       71,072           62,448

Long-Term Debt ..............................         402,400          419,800
Lines of Credit .............................          97,500           97,500
Workers' Compensation Liabilities ...........           8,763            8,405
Other Liabilities ...........................           2,734            4,065
                                                    ---------        ---------
      Total Liabilities .....................         582,469          592,218
                                                    ---------        ---------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units .....................         229,164          234,117
General Partner .............................            (698)            (249)
                                                    ---------        ---------
      Total Partners' Capital ...............         228,466          233,868
                                                    ---------        ---------
      Total Liabilities and Partners' Capital       $ 810,935        $ 826,086
                                                    =========        =========

See accompanying Notes to Combined Financial Statements

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                Nine Months Ended September 30,
                                                            --------------------------------------
                                                                    1996            1995
                                                                    ----            ----

                                                                      (In Thousands)
Cash Flows From Operating Activities:
Net Income ..............................................       $  73,668        $  83,099
Adjustments to Reconcile Net Income to
      Net Cash Provided By Operating Activities:
      Depreciation, Depletion and Amortization ..........          41,716           39,646
      Gain (Loss) on Asset Dispositions - Net ...........              70           (2,577)
      Working Capital Changes:
        Accounts Receivable .............................          (7,174)          (7,128)
        Inventories .....................................          (3,071)          11,608
        Timber Contract Deposits and Other Current Assets          (1,917)          (1,020)
        Accounts Payable ................................              75            2,084
        Other Accrued Liabilities .......................           5,249            4,220
      Other .............................................          (2,395)          (1,175)
                                                                ---------        ---------
Net Cash Provided By Operating Activities ...............       $ 106,221        $ 128,757
                                                                ---------        ---------

Cash Flows From Investing Activities:
      Additions to Properties ...........................       $ (14,169)       $ (21,012)
      Proceeds from Asset Dispositions ..................             133            5,163
      Other .............................................                           (1,806)
                                                                ---------        ---------
Net Cash Used In Investing Activities ...................       $ (14,036)       $ (17,655)
                                                                ---------        ---------

Cash Flows From Financing Activities:
      Cash Distributions ................................       $ (79,070)       $ (73,913)
      Retirement of Long-Term Debt ......................         (14,100)         (13,000)
      Borrowings Under the Lines of Credit ..............         413,500          297,500
      Repayments Under the Lines of Credit ..............        (413,500)        (297,500)
                                                                ---------        ---------
Net Cash Used In Financing Activities ...................       $ (93,170)       $ (86,913)
                                                                ---------        ---------

Increase (Decrease) In Cash and Cash Equivalents ........            (985)          24,189
Cash and Cash Equivalents:
      Beginning of  Period ..............................          87,604           60,942
                                                                ---------        ---------

      End of Period .....................................       $  86,619        $  85,131
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

         The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). However, Unitholders are required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of whether cash distributions are made. In virtually all cases, a Unitholder's 1996 cash distributions will significantly exceed the tax liability related to the Unitholder's allocated taxable income from the Partnership and Manufacturing. For tax exempt entities, such as IRAs, most of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax exempt entity has more than $1,000 of UBTI, it may be required to pay federal income taxes. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities at year-end.

         Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 40,608,300 for the three and nine month periods ended September 30, 1996 and 1995.


2.  INVENTORIES

         Inventories consisted of the following (in thousands):


                                                 September 30,        December 31,
                                                     1996                 1995
                                                 -------------        ------------
Raw materials (logs)                                $19,802              $18,967
Work-in-process                                       5,956                5,798
Export logs                                             719                  420
Finished goods                                       17,066               16,012
                                                    -------              -------
                                                     43,543               41,197
Supplies                                              6,894                6,169
                                                    -------              -------
   Total                                            $50,437              $47,366
                                                    -------              -------

         Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at September 30, 1996 and December 31, 1995 was $49.2 million and $46.3 million, respectively.


3.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following (in thousands):

                                                    September 30,      December 31,
                                                        1996              1995
                                                    -------------      ------------
Timber and logging roads - net                        $401,029          $423,475
Timberlands                                             45,097            44,517
                                                      --------          --------
         Timber and Timberlands - net                 $446,126          $467,992
                                                      --------          --------

         Property, plant and equipment consisted of the following (in thousands):

                                                   September 30,      December 31,
                                                       1996              1995
                                                   -------------      ------------
Land, buildings and improvements                    $  50,476         $  50,056
Machinery and equipment                               236,813           227,598
                                                    ---------         ---------
                                                      287,289           277,654
Accumulated depreciation                             (127,516)         (111,502)
                                                    ---------         ---------
    Property, Plant and Equipment - net             $ 159,773         $ 166,152
                                                    ---------         ---------


4.  BORROWINGS

        As of September 30, 1996, the Company had $97.5 million of borrowings under two revolving lines of credit and letters of credit outstanding in the amount of $0.8 million. One line of credit allowed the Partnership to borrow $100 million through October 31, 2000, of which $82.5 million was outstanding at September 30, 1996. The other line of credit allowed the Partnership to borrow $35 million through October 28, 1996, of which $15 million was outstanding at September 30, 1996. The $15 million was classified as long-term debt due in 2000 due to the Company's intent and ability to finance these borrowings on a long-term basis. As of September 30, 1996, the Company had unused bank lines of credit totaling $36.7 million. As of October 4, 1996, $77.5 million of borrowings on the lines of credit were repaid. On October 18, 1996, when the outstanding balance was $12 million, the lines of credit were repaid in full and terminated. See Note 5 to Financial Statements for new borrowings.


5.  SUBSEQUENT EVENTS

        On October 10, 1996, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.51 per Unit for the third quarter of 1996. Total distributions will equal approximately $31.0 million (including $7.4 million to the General Partner) and will be paid on November 29, 1996 to Unitholders of record on November 15, 1996.

        On September 27, 1996, the Partnership and Manufacturing entered into agreements (the "Agreements") to sell to Stimson Lumber Company ("Stimson") 107,000 acres of timberland located in Northeast Washington and Northern Idaho and the Partnership's sawmill near Colville, Washington (the "Newport Asset Sale"). The Newport Asset Sale closed on October 11, 1996, for a purchase price of $143.7 million, plus $8.5 million for working capital, subject to customary post-closing adjustments. Under the Agreements, the Partnership retained certain pre-closing liabilities and has agreed to indemnify Stimson for certain post-closing liabilities. The sale resulted in a net gain of approximately $105 million.

        On August 6, 1996, the Partnership entered into an agreement with Riverwood International Corporation ("Riverwood") to acquire approximately 529,000 acres (plus approximately 9,000 leased acres) of timberlands in Louisiana, Arkansas and Texas, along with two sawmills, a plywood plant and a nursery (the "Riverwood Acquisition"). The Riverwood Acquisition closed on October 18, 1996, for a total purchase price of $540 million, plus $11.9 million for working capital, subject to customary post-closing adjustments. As part of the Riverwood Acquisition, Plum Creek entered into a long-term agreement to supply a significant portion of the pine pulpwood and residual chip requirements of Riverwood's paperboard plant in West Monroe, Louisiana, as well as a portion of the plant's needs for hardwood pulpwood, at prevailing market prices. The Partnership also assumed certain pre-closing liabilities and has agreed to indemnify Riverwood for certain post-closing liabilities.

        The Partnership financed the Riverwood Acquisition from cash on hand, including proceeds from certain ordinary course asset dispositions, the proceeds from the Newport Asset Sale and the Partnership's two new bank credit facilities dated as of October 17, 1996, (the "New Bank Facilities"), consisting of a five-year $400 million unsecured, revolving credit facility (the "New Line of Credit") and an 18-month $250 million unsecured bridge facility (the "Bridge Facility"). The Partnership borrowed $50 million under the Bridge Facility and $322 million under the New Line of Credit to finance the Riverwood Acquisition. The New Line of Credit was also used to replace and repay all amounts outstanding under the Partnership's prior lines of credit. No further borrowings are permitted under the Bridge Facility.

        On October 22, 1996, the Partnership issued 5,600,000 Units for net proceeds of $141.5 million. On November 5, 1996, 115,000 additional Units were issued by the Partnership for net proceeds of $2.9 million. The combined net proceeds were used to repay the Bridge Facility and a portion of the amounts outstanding under the New Line of Credit.

        The Partnership intends to issue a $200 million aggregate principal amount of senior notes (the "New Notes") in a private placement in mid-November 1996. The New Notes will have an average life of 13 years and will bear interest at a weighted average rate of 7.88% annually. The Partnership expects that the New Notes will be unsecured obligations of the Partnership and that the terms of the New Notes will be substantially similar to the terms of its existing senior notes. The Partnership expects to use the proceeds from the New Notes to repay a portion of the outstanding borrowings under the New Line of Credit.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing, and Marketing. "Resources Segment" refers to the combined timber and land management businesses of the Partnership and "Manufacturing Segment" refers to the combined businesses of Manufacturing and Marketing.

RIVERWOOD ACQUISITION AND NEWPORT ASSET SALE

         On August 6, 1996, the Partnership entered into an agreement with Riverwood International Corporation to acquire approximately 529,000 acres (plus approximately 9,000 leased acres) of timberlands in Louisiana, Arkansas and Texas, along with two sawmills, a plywood plant and a nursery (the "Riverwood Acquisition"). The Riverwood Acquisition closed on October 18, 1996, for a total purchase price of $540 million, plus $11.9 million for working capital, subject to customary post-closing adjustments.

         The Partnership financed the Riverwood Acquisition from cash on hand, including proceeds from certain ordinary course asset dispositions, the proceeds from the sale of 107,000 acres of timberland in Northeast Washington and Northern Idaho and its sawmill near Colville, Washington (the "Newport Asset Sale"), and the Partnership's two new bank credit facilities dated as of October 17, 1996, (the "New Bank Facilities"), consisting of a five-year $400 million unsecured, revolving credit facility (the "New Line of Credit") and an 18-month $250 million unsecured bridge facility (the "Bridge Facility"). See Financial Condition and Liquidity and Note 5 of Notes to Combined Financial Statements.

CURRENT MARKET CONDITIONS

         Prices for domestic logs in the Cascades Region have decreased from levels experienced in the third quarter of 1995, primarily as a result of weak pulp and chip markets. Pulp and paper markets have been weak for the past year resulting in an excess supply of wood chips. The over supply has depressed chip prices and caused downward pressure on the price of domestic logs in the Cascades Region. However, prices have improved slightly since the second quarter of 1996 as a result of the robust housing market, the strong export market and reduced log production due to fire restrictions. Prices for domestic logs in the Rockies Region for the third quarter of 1996 have remained relatively flat from those experienced during the same period in the prior year. The downward pressure due to weak chip prices has been offset by favorable lumber prices. However, prices have improved since the second quarter of 1996 due to the strong housing market that continued throughout the summer. Pulp log prices continued to decline in the third quarter of 1996 in both regions as a result of weakness in the pulp and paper markets. In the export market, third quarter 1996 Douglas-fir prices have improved over the previous quarter and the third quarter of

1995, primarily due to a strong Japanese housing market and supply constraints. The strong housing market is due to an improving economy, record low interest rates and an upcoming increase in the Japanese consumption tax. On the other hand, export prices for whitewoods have declined as compared to the third quarter of 1995 due to the ample supply and increased acceptance of substitute products.

         Third quarter 1996 industry composite indices for lumber commodity prices were 28% and 7% higher than the third quarter of 1995 and the second quarter of 1996, respectively. The increase in lumber prices was a result of the robust housing market and strength in the repair and remodel markets in the retail sector. August 1996 housing starts reached levels not seen since 1994. Additionally, distributors were maintaining low inventory levels in anticipation of the normal seasonal downturn in housing activity which did not occur until mid-September, limiting supply. Canada continued to export significant volumes of lumber to the U.S. during the third quarter, and it is estimated that shipments through September 30, 1996 will approximate 55% of the quota for the fiscal year ending March 1997. Lumber prices in the repair and remodel markets continued to improve as a result of supply limitations caused by numerous mills targeting production toward the housing market sector.

         Third quarter 1996 industry composite indices for plywood commodity prices were 14% lower than the third quarter of 1995 primarily due to increased competition from oriented strand board (OSB). Since the beginning of 1995, 14 new OSB mills (with a combined annual capacity of 4.8 billion square feet) have begun operations. However, during the first half of 1996 these mills only produced at approximately 45% of their rated capacity due to start-up issues. Plywood prices improved slightly from the second quarter of 1996 as a result of the slower than expected capacity expansion and the strong housing market. Prices for the Company's MDF were 8% lower in the third quarter of 1996, compared to the third quarter of 1995, due to significant projected capacity expansion during 1996. Between 1995 and 2000, North American MDF capacity is expected to increase from 1.5 billion square feet to 2.6 billion square feet. MDF demand is also expected to improve during this time period but at a slower rate. As a result, competitors have been forced to lower prices or lose market share. Additionally, distributors are keeping inventory levels low due to concerns over further price declines. MDF prices increased by 6% in the third quarter of 1996, compared to the second quarter of 1996, due to premium pricing for the superior quality of Plum Creek's MDF(2).

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

         The following table compares operating income by segment for the quarters ended September 30, 1996 and 1995.

                           Operating Income by Segment

                                                    Quarter Ended September 30,
                                                         (In Thousands)
                                                     1996                1995
                                                   --------            --------
Resources Segment                                  $ 51,349            $ 42,784
Manufacturing Segment                                11,247               9,430
Other Costs and Eliminations                        (14,147)             (9,832)
                                                   --------            --------
   Total                                           $ 48,449            $ 42,382
                                                   ========            ========


        Resources Segment revenues increased by $16.9 million, or 17.6%, to $112.7 million for the quarter ended September 30, 1996 as compared to $95.8 million for the quarter ended September 30, 1995. Such increase was primarily due to higher domestic and export sales volumes and a $4.2 million increase in land sales, offset in part by a $6.2 million decrease in revenues from pulpwood and chip sales and a decrease in export prices. Domestic log sales volume increased by 26%, as compared to the third quarter of 1995, as a result of increased production due to both more favorable logging conditions compared to the year earlier period and increased harvest levels to take advantage of favorable pricing due to the strong product markets. Export sales volumes increased by 18% primarily as a result of the shifting of lower quality export logs to the domestic market in 1995 in response to a weak Japanese economy and strong domestic markets. Export prices decreased by 5%, as compared to the third quarter of 1995, due to a higher percentage of whitewoods (such as hemlock as compared to Douglas-fir, which sells at premium prices) in the sales mix as a result of a weaker pulp market in 1996. During most of 1995 lower quality export logs (whitewoods) were being diverted to the domestic market due to the shortage of pulp fiber. Pulpwood and chip revenues decreased as compared to the third quarter of 1995 due to weaker paper markets and the over supply of available wood fiber. Third quarter 1996 higher and better use land sales (1,476 acres) resulted in revenues of $4.3 million, as compared to revenues of $0.2 million in the third quarter of 1995. Over the next five to fifteen years, the Company expects to realize the potential value of approximately 150,000 acres of its timberland located in recreational areas or near expanding population centers that may optimally be used for conservation, residential, recreational or other development purposes.

         Resources Segment costs and expenses increased by $8.3 million, or 15.7%, to $61.3 million for the third quarter of 1996, as compared to $53.0 million for the third quarter of 1995. Such increase was primarily due to the increase in domestic and export log sales volumes and increased costs associated with longer hauling distances, offset in part by reduced pulpwood and chip operations.

        Manufacturing Segment revenues increased by $4.0 million, or 4.2%, to $98.1 million for the third quarter of 1996, as compared to $94.1 million for the third quarter of 1995. Such increase was due to increased lumber sales prices and increased sales volumes for lumber and MDF, offset in part by decreased MDF sales prices and decreased chip revenues. Lumber sales prices increased by 14% as compared to the year earlier period as a result of the robust housing market, strength in the repair and remodel markets and supply constraints. The U.S. housing market remained unusually strong throughout most of the summer due to an improving economy and a delayed start in the traditional home building season as a result of severe winter weather during the first quarter. Additionally, as a result of the U.S. - Canada trade agreement, Canada was not able to significantly increase its output to take full advantage of the improving U.S. housing market. The Partnership also experienced favorable pricing in the repair and remodel markets due to reduced supply as a result of a number of mills targeting production toward the home construction segment. Lumber sales volumes increased by 8% as a result of stronger housing and retail markets and an increase in production due to an additional shift at the lumber remanufacturing plant. MDF sales volume was restored to normal levels during the third quarter of 1996 and was 31% higher than the sales volume for the third quarter of 1995. MDF sales volume was unusually low during the third quarter of 1995 due to production downtime associated with the conversion of production processes to manufacture high quality, super-refined MDF(2) and weak market conditions. MDF prices decreased by 8% as a result of significant 1996 capacity expansion. However, the Company experienced less downward price pressure than the industry as a whole due to increasing demand for its higher quality MDF(2) product. Residual chip prices decreased by 39% over the third quarter of 1995 due to excess chip inventories throughout the entire industry. The chip plant was closed during the third quarter of 1996 as a result of weak chip markets.

        Manufacturing Segment costs and expenses increased by $2.1 million, or 2.5%, to $86.8 million for the third quarter of 1996, as compared to $84.7 million for the third quarter of 1995. Such increase was primarily due to a 8% and 31% increase in lumber and MDF sales volumes, respectively, offset in part by decreased costs due to the closure of the chip plant.

        Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $14.1 million in the third quarter of 1996, as compared to $9.8 million in the third quarter of 1995. The variance is primarily due to an increase in corporate overhead due to the accrual of incentive-based compensation in the third quarter of 1996 as a result of strong third quarter earnings which should result in meeting annual performance objectives.

        The income allocated to the General Partner was $0.6 million higher in the quarter ended September 30, 1996, as compared to the year earlier period. The increase was the result of a higher quarterly distribution to Unitholders and higher net income. The incentive distribution is based on a percentage of the distribution paid each quarter, which was $0.51 per Unit during the third quarter of 1996, as compared to $0.49 per Unit during the third quarter of 1995. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.


NINE MONTHS 1996 COMPARED TO NINE MONTHS 1995

        The following table compares operating income by segment for the nine months ended September 30, 1996 and 1995.

                           Operating Income by Segment

                                                 Nine Months Ended September 30,
                                                        (In Thousands)
                                                   1996                  1995
                                                 ---------            ---------
Resources Segment                                $ 106,230            $  98,769
Manufacturing Segment                               17,697               24,565
Other Costs and Eliminations                       (15,330)              (3,339)
                                                 ---------            ---------
   Total                                         $ 108,597            $ 119,995
                                                 =========            =========


        Resources Segment revenues increased by $16.2 million, or 7.0%, to $246.9 million for the nine months ended September 30, 1996, as compared to $230.7 million for the nine months ended September 30, 1995. Such increase was primarily due to higher domestic and export sales volumes and a $5.6 million increase in land sales, offset in part by lower export sales prices and an $8.4 million decrease in revenues from pulpwood and chip sales. Domestic log sales volume increased 17%, as compared to the first nine months of 1995, due to both low log inventory levels as of December 31, 1995, as compared to December 31, 1994, as a result of unfavorable logging conditions during the fourth quarter of 1995, and increased production. Production increased due to more favorable logging conditions in the third quarter of 1996, as compared to the year earlier period, and increases in harvest levels to take advantage of favorable pricing due to the strong product markets. Export sales volumes increased by 9% primarily as a result of the shifting of lower quality export logs to the domestic market in 1995 in response to a weak Japanese economy and strong domestic markets. Export prices decreased by 10%, as compared to the first nine months of 1995, due to a higher percentage of whitewoods in the sales mix as a result of a weaker pulp market in 1996. Pulpwood and chip revenues decreased 50%, as compared to the first nine months of 1995.

        Resources Segment costs and expenses increased by $8.8 million, or 6.6%, to $140.7 million for the nine months ended September 30, 1996, as compared to $131.9 million for the nine months ended September 30, 1995. Such increase was primarily due to the increase in domestic and export log sales volumes, offset in part by reduced pulpwood and chip operations.

        Manufacturing Segment revenues decreased by $7.9 million, or 2.8%, to $276.9 million for the nine months ended September 30, 1996, as compared to $284.8 million for the nine months ended September 30, 1995. Such decrease was due to decreases of 5% and 20% in sales prices for plywood and MDF, respectively, and decreased residual and chip plant revenues, as compared to the first nine months of 1995, offset in part by increased MDF sales volume. The decrease in plywood prices is primarily a result of declining commodity prices due to increased competition from OSB. The Company is also experiencing increased competition in the industrial markets, as numerous commodity plywood manufacturers that are losing market share to OSB have been attempting to identify new customers. MDF prices decreased due to a weakening in demand which began in the second quarter of 1995 and continued through the first quarter of 1996, along with the impact of significant 1996 capacity expansion. Residual chip prices decreased by 27% over the first nine months of 1995. The chip plant was closed for most of 1996 due to weak chip markets. MDF sales volume increased by 9%.

        Manufacturing Segment costs and expenses decreased by $1.0 million, or 0.4%, to $259.2 million for the nine months ended September 30, 1996, as compared to $260.2 million for the nine months ended September 30, 1995. Such decrease was primarily due to a 6% decrease in lumber log costs as a result of lower domestic log prices and decreased costs due to the closure of the chip plant, offset in part by increased MDF sales volumes and an increase of 6% in plywood manufacturing costs as a result of manufacturing higher quality products.

        Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $15.3 million in the first nine months of 1996, as compared to $3.3 million in the first nine months of 1995. The variance of $12.0 million is primarily due to the release of intercompany log profit during the first quarter of 1995 as Manufacturing's log inventories were being depleted, compared to the deferral of intercompany log profit during the first quarter of 1996 as Manufacturing was building log inventories. Weather is the primary factor influencing the Resource Segment's log production, which directly impacts Manufacturing's intercompany log purchases. On a combined basis, the Resource Segment's profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

        The income allocated to the General Partner was $1.6 million higher in the nine months ended September 30, 1996, as compared to the year earlier period. The increase was the result of a higher quarterly distribution to Unitholders, offset in part by lower net income. The incentive distribution is based on a percentage of the distribution paid each quarter, which was $1.49 per Unit in the aggregate in the first three quarters of 1996, as compared to $1.41 per Unit in the aggregate during the first three quarters of 1995. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.

FINANCIAL CONDITION AND LIQUIDITY

        During the first nine months of 1996, net cash provided by operating activities totaled $106.2 million compared to $128.8 million for the same period in 1995. The decrease of $22.5 million was primarily due to unfavorable working capital changes of $16.6 million and lower net income of $9.4 million, offset in part by higher depreciation and depletion in the first nine months of 1996. The unfavorable working capital change variance is primarily related to a $14.7 million fluctuation in inventory, which principally related to logs. During the first nine months of 1996, log inventories increased by 2% from December 31, 1995, compared to a 44% decrease during the first nine months of 1995, primarily due to significantly higher log inventories at December 31, 1994 than at December 31, 1995 as a result of unfavorable logging conditions during the fourth quarter of 1995.

        As described above, on October 18, 1996, the Partnership acquired approximately 529,000 acres (plus approximately 9,000 leased acres) of timberlands in Louisiana, Arkansas and Texas, along with two sawmills, a plywood plant and a nursery in the Riverwood Acquisition for a total purchase price of $540 million, plus $11.9 million for working capital, subject to customary post-closing adjustments. The Partnership financed the Riverwood Acquisition from cash on hand, including proceeds from certain ordinary course asset dispositions, the proceeds from the Newport Asset Sale, and the New Bank Facilities. The Partnership borrowed $50 million under the Bridge Facility and $322 million under the New Line of Credit to finance the Riverwood Acquisition. No further borrowings are permitted under the Bridge. On October 22, 1996, the Partnership issued 5,600,000 Units for net proceeds of $141.5 million. On November 5, 1996, 115,000 additional Units were issued by the Partnership for net proceeds of $2.9 million. The combined net proceeds were used to repay the Bridge Facility and a portion of the amounts outstanding under the New Line of Credit. See Note 5 of Notes to Combined Financial Statements

        As of September 30, 1996, the Partnership had $97.5 million outstanding on revolving lines of credit and letters of credit outstanding in the amount of $0.8 million. As of October 4, 1996, the Partnership had repaid $77.5 million of borrowings on the lines of credit. On October 18, 1996, when the outstanding balance was $12 million, the lines of credit were repaid in full (with proceeds from the New Line of Credit), terminated and replaced with the New Line of Credit. The New Line of Credit matures on October 17, 2001 and must be reduced to $350 million by October 17, 1999. The New Bank Facilities bear interest at a floating rate and contain certain restrictive covenants similar to those contained in the Company's existing loan agreements including limitations on harvest levels, sales of assets, cash distributions and future indebtedness, in addition to the maintenance of a required interest coverage ratio. The Company was in compliance with its debt covenants as of September 30, 1996.

 . The Partnership intends to issue $200 million of senior notes (the "New Notes") in a private placement in mid-November 1996. The New Notes will have an average life of 13 years and will bear interest at a weighted average rate of 7.88% annually. The Partnership expects that the New Notes will be unsecured obligations of the Partnership and that the terms of the New Notes will be substantially similar to the terms of its existing senior notes. The Partnership expects to use the proceeds from the New Notes to repay a portion of the outstanding borrowings under the New Line of Credit.

        The Partnership will distribute $0.51 per Unit for the third quarter of 1996. The distribution will equal $31.0 million (including $7.4 million to the General Partner), and will be paid on November 29, 1996 to Unitholders of record on November 15, 1996. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

        Cash required to meet the Company's quarterly cash distributions, capital expenditures and principal and interest payments will be significant. The General Partner expects that all debt service and cash distributions will be funded from cash on hand and cash generated from operations. It is anticipated that future capital expenditures will be funded from cash on hand, cash generated from operations, and borrowings under the New Line of Credit.


CAPITAL EXPENDITURES

        Capital expenditures for the first nine months of 1996 totaled $14.2 million compared to $21.0 million for the same period in 1995. Total 1996 capital expenditures are expected to equal approximately $20 million, excluding the Riverwood Acquisition, compared to $30.7 million in 1995. The principal projects in the 1996 plan include upgrading the Pablo mill to process small logs more efficiently, the purchase and installation of various lumber and plywood optimization projects, equipment replacement and upgrades, and road construction and timberland reforestation. Capital expenditures have decreased as compared to the year earlier period due to the completion of major improvements at the majority of the manufacturing facilities.


THE ENVIRONMENT AND REGULATION

THREATENED AND ENDANGERED SPECIES.

         The federal Endangered Species Act ("ESA") protects species threatened with possible extinction. As reported in the Partnership's Form 10-K for the year ended December 31, 1995, protection of endangered species may include restrictions on timber harvesting activities in areas containing the affected species. A number of species indigenous to the Pacific Northwest have been protected under the ESA, including the northern spotted owl, marbled murrelet, gray wolf, mountain caribou, grizzly bear, bald eagle and various salmon species.

         In November 1996, a lawsuit was filed by a number of groups in Federal District Court for the District of Columbia challenging the process by which the Clinton Administration adopted the "no-surprises" policy which was incorporated into the Partnership's Habitat Conservation Plan for the Cascades Region (the "HCP"). See discussions of the HCP in the Partnership's Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended June 30, 1996. The challenged policy provides that no additional costs will be imposed on, or land restrictions required from the holder of an incidental take permit issued in conjunction with an HCP absent extraordinary circumstances. The Partnership is unable at this time to predict the outcome of the challenge or what effect, if any, it might have on the HCP if successful.


LEGISLATION RESTRICTING LOG EXPORTS

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

         In October 1995, the United States Forest Service issued final regulations implementing the 1990 legislation that could have made it more difficult to obtain sourcing areas. Such regulations, however, have been temporarily withdrawn pursuant to Congressional action to allow time for further public comment and for Congress to consider modifications to the export law. Revisions to the law and regulations have not yet been proposed. Although the uncertainty surrounding the export law and regulations makes it difficult to predict the timing or the outcome of a review, the Company believes that its sourcing area meets the current statutory test and should be renewed.


LEGAL PROCEEDINGS

         The Company has worked with the State of Washington Department of Ecology ("DOE") concerning opacity above permitted levels associated with emissions at the Arden Sawmill that may have occurred prior to the sale of the mill in the Newport Asset Sale. Prior to the sale of the Arden Sawmill, the Company received a letter from DOE requesting information concerning such emissions. DOE has not taken any other compliance actions with respect to this matter. The Company sold the Arden Sawmill to Stimson on October 11, 1996, as part of the Newport Asset Sale, and will be required to indemnify Stimson for any liabilities that arise relating to the period when the Company owned the mill. However, the Company believes that this matter will not materially affect the Company's financial position, results of operations or liquidity.

         In addition to the above, the Company has normal recurring litigation, none of which the General Partner believes will have a material adverse effect on the financial position, results of operations or liquidity of the Company.


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

INDEX TO EXHIBITS

Exhibit
Designation       Nature of Exhibit

2.1 Asset Purchase Agreement Among Plum Creek Timber Company, L.P., Riverwood International Corporation and New River Timber, LLC, dated August 6, 1996 (Previously filed as Exhibit 2 to the Current Report on Form 8-K dated August 7, 1996, filed by Riverwood Holding, Inc., Commission file no. 1-11113, and incorporated herein by reference).

2.2 Amendment to Asset Purchase Agreement Among Plum Creek Timber Company, L.P., Riverwood International Corporation and New River Timber, LLC, dated October 18, 1996 (Form 8-K, File No. 1-10239, filed October 23, 1996).

2.3 Timberland Purchase and Sale Agreement for Newport Unit Timberlands by and between Plum Creek Timber Company, L.P. as Seller, and Stimson Lumber Company as Purchaser, dated as of September 27, 1996 (Form 8-K, File No. 1-10239, filed October 23, 1996).

2.4 Mill Asset Purchase and Sale Agreement By and Between Plum Creek Manufacturing, L.P. as Seller, and Stimson Lumber Company as Purchaser, dated as of September 27, 1996 (Form 8-K, File No. 1-10239, filed October 23, 1996).

3.1 Amended and Restated Agreement of Limited Partnership of Plum Creek Timber Company, L.P. dated June 8, 1989, as amended and restated through October 17, 1995 (Form 10-Q, No. 1-10239, filed November 1995).

3.2 Certificate of Limited Partnership of Plum Creek Timber Company, L.P., as filed with the Secretary of State of the state of Delaware on April 12, 1989 (Form S-1, Regis. No. 33-28094, filed May, 1989).

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




Date: November 12, 1996