Form 10-K
period 1996-12-31
PLUM CREEK TIMBER CO L P
filed 1997-03-21
CIK 849213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant'S knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Units held by non-affiliates based on the closing sales price on February 28, 1997 was approximately $1,317,059,696. For this calculation, all executive officers and directors have been deemed affiliates. Such determination should not be deemed an admission that such executive officers and directors are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

                                     PART I


ITEM 1. BUSINESS

GENERAL

         Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership organized in 1989, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage, and operate approximately 2.4 million acres of timberland and twelve wood products conversion facilities in the northwest and southeast United States. The Partnership owns 98 percent of Manufacturing, and 96 percent of Marketing. Plum Creek Management Company, L.P., (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining two percent and four percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing.

ACQUISITIONS AND DISPOSITION

         On October 18, 1996, the Partnership acquired approximately 529,000 acres (plus approximately 9,000 leased acres) of timberland in Louisiana and Arkansas, along with two sawmills, a plywood plant and a nursery from Riverwood International Corporation for a total purchase price of $540 million, plus $11.9 million for working capital (the "Southern Region Acquisition"). See Financial Condition and Liquidity and Note 2 of Notes to Combined Financial Statements.

         On October 11, 1996, the Company consummated the sale to Stimson Lumber Company ("Stimson") of 107,000 acres of timberland in Northeast Washington and Northern Idaho and the Company's sawmill near Colville, Washington (the "Newport Asset Sale") for approximately $141.9 million, plus $8.7 million for working capital. The Company used the net proceeds from the Newport Asset Sale to pay a portion of the purchase price for the Southern Region Acquisition. See Financial Condition and Liquidity and Note 2 of Notes to Combined Financial Statements.

         On November 1, 1993, the Partnership purchased approximately 865,000 acres of timberland and other timber related assets located in western Montana (the "Montana Timberland Acquisition") from Champion International Corporation for approximately $260 million.


SEGMENT INFORMATION

         As used herein, "Resources Segment" refers to the combined timber and land management business of the Partnership. "Manufacturing Segment" refers to the combined business of Manufacturing and Marketing. Certain financial information for each business segment is included in Note 13 of Notes to Combined Financial Statements.

RESOURCES SEGMENT

         GENERAL. The Partnership owns and manages approximately 2.4 million acres of timberland in the northwest and southeast United States (the "Timberlands"). The Timberlands are geographically segregated into three regions: the Cascades Region in western Washington, the Rocky Mountain Region in western Montana and northern Idaho, and the Southern Region in Louisiana and Arkansas. At December 31, 1996, the Timberlands contained an estimated timber inventory of 8.9 billion board feet ("BBF") of standing timber in the Cascades and Rocky Mountain Regions (the "Northwest Timberlands") and approximately 5.4 million Cunits in the Southern Region (the"Southern Timberlands").

         The Resources Segment grows and harvests timber for sale in export and domestic markets and sells, on an opportunistic basis, land which is designated as having a higher and better use than for forest management.

         The Cascades Region consists of approximately 311,000 acres of timberland containing an estimated 2.1 BBF of standing timber. Logs harvested in the Cascades Region are sold for export to Pacific Rim countries, principally Japan, and to domestic mills owned by third parties, as the Company does not own mills in the Cascades Region. Logs sold for export are generally of higher quality than logs sold into the domestic market.

         The Rocky Mountain Region consists of approximately 1,593,000 acres of timberland containing an estimated 6.8 BBF of standing timber. The Rocky Mountain Region sells logs to the Manufacturing Segment, with the remainder sold to third-party domestic mills. Simultaneously with the Montana Timberland Acquisition, the Partnership entered into a log sourcing agreement with Stimson to supply Stimson's Montana mills with logs, at prevailing market prices, over a ten year period ending in 2003.

         The Southern Region consists of approximately 538,000 acres (including 9,000 acres of leased land) containing an estimated 5.4 million Cunits of standing timber. The Southern Timberlands are nearing the end of a process commenced in 1972 of conversion from unmanaged second growth timber into plantation forests. The Partnership expects this process to be completed by approximately 2000. The pine fiber growth from these plantations is expected to increase substantially over the next 10 to 15 years as a result of this conversion. The Southern Region sells sawlogs to the Manufacturing Segment and to third-party domestic mills and sells pulp logs to third-party domestic pulp and paper manufacturers. As part of the Southern Region Acquisition, the Partnership entered into a long-term agreement to supply pulp wood fiber to Riverwood International's West Monroe paperboard plant at prevailing market prices. The Partnership expects that the agreement will provide the Company with a secure market for its local mill residuals and a substantial portion of the pine and hardwood pulp logs harvested from the Southern Timberlands.

         DOMESTIC LOGS. The Partnership sells its sawlogs directly to the Manufacturing Segment and unaffiliated wood products manufacturers and sells its pulpwood and in-woods chips to unaffiliated pulp and paper manufacturers. The percentage of logs which are sold as sawlogs or pulp logs varies by region and is dependent on, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the given region. The Partnership's customers include numerous operators of conversion facilities. Domestic sawlog sales accounted for approximately 21%, 21% and 22% of the Company's combined revenues in 1996, 1995 and 1994, respectively.

         In the Cascades Region, approximately 51% of the total volume harvested in 1996 was sold to unaffiliated domestic wood products manufacturers. The Partnership also sold 9% of the volume harvested in 1996 to third parties as pulp logs. Pulp logs generally constitute smaller and lower quality logs which are not suitable for use by wood products manufacturers.

         In the Rocky Mountain Region, the Partnership sells its logs domestically, virtually all as saw timber. In 1996, approximately 57% of the timber harvested was sold to the Manufacturing Segment and the remainder was sold to third-party domestic mills. In addition, a small amount of lower quality logs is sold to pulp and paper manufacturers when market conditions permit.

         The fee harvest in the Southern Region during the period from October 19, 1996 through December 31, 1996 consisted of 55% pulp logs and 45% sawlogs. Approximately 43% of the total timber harvest in the Southern Region was sold to the Manufacturing Segment, with the remainder sold to third-party domestic conversion facilities.

         Due to the strength in the pulp and paper markets in 1995, the Partnership implemented in- woods chipping operations in conjunction with conventional logging operations wherever feasible, producing wood-chips from once valueless treetops and other debris that were previously unutilized. Chip markets are highly susceptible to fluctuations in markets for pulp and paper because pulp and paper manufacturers are the primary customers. During the first half of 1996, a decline in chip prices made it uneconomical to continue most of the Partnership's in-woods chipping operations. However, operations resumed at reduced levels in the second half of the year.

         Domestic wood and fiber consuming facilities tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius, due to transportation costs. Competitive factors within a market area generally will include price, species and grade, quality, proximity to wood consuming facilities, ability to consistently supply logs meeting the customer's specifications and ability to meet delivery requirements. The Partnership has a reputation as a stable and consistent supplier of well-merchandised, high-quality logs. In domestic log markets, the Partnership competes with numerous private land and timber owners in the northwestern and southeastern United States and the state agencies of Arkansas, Idaho, Louisiana, Montana, Oregon and Washington, as well as lesser amounts of foreign imports, primarily from Chile and New Zealand. In addition, the Partnership competes with the United States government, principally the United States Forest Service ("USFS"), the Bureau of Land Management ("BLM") and the Bureau of Indian Affairs ("BIA"). Timber supplied from public lands in Washington and Oregon is restricted from export, and is sold solely into domestic markets.

         EXPORT LOGS. Due to its extensive timber holdings, the Partnership harvests large volumes of Douglas-fir logs, historically a preferred species in Japan. Approximately 40% of the total 1996 timber harvest in the Cascades Region was sold for export to Pacific Rim countries, principally

Japan. Douglas-fir logs sold for export have generally commanded a significant premium over Douglas-fir sold domestically. Export log revenues accounted for 8%, 10% and 12% of combined revenues for 1996, 1995 and 1994, respectively, and accounted for 18%, 21% and 24%, respectively, of operating income in such periods.

         The Partnership's export log customers consist of large Japanese trading companies who resell the logs purchased to Japanese conversion facilities or wholesalers. Competitors in this market include numerous private land or timber owners in the United States and Canada, as well as companies and state-controlled enterprises in Chile, New Zealand, Russia and Scandinavia, all of which have abundant timber resources. In the export log market, the Partnership competes based on its long- term relationships with established customers and its reputation as a reliable supplier of premium grade logs. Other competitive factors include price, species and grade, and the ability to meet delivery requirements on a year-round basis.

         TIMBER RESOURCE MANAGEMENT. The Partnership's resource operations involve timber management and harvesting operations, which include road construction and reforestation, as well as wildlife and watershed management. The Partnership employs a number of traditional and newly developed harvesting techniques on its lands based on site specific characteristics and other considerations. The Partnership practices "Environmental Forestry" on the Northwest Timberlands which attempts to better protect and maintain the ecosystem while providing for a reasonable harvest. The Partnership also manages the Southern Timberlands, which consist primarily of managed plantations, in a manner consistent with its environmental stewardship approach.

         Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, tree size, age and stocking. Forest stands are thinned periodically to improve growth and stand quality until they are harvested. The Partnership actively utilizes pre-commercial and commercial thinning timber management practices. Pre-commercial thinning occurs when the timber harvested is not merchantable. The Partnership believes that such thinning improves the overall productivity of the Timberlands by enhancing the growth of the remaining trees.

         It is the Partnership's policy to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are widely used on about 70% of the harvested land in the Rocky Mountain Region. During 1996, the Partnership planted over 4 million seedlings on the Northwest Timberlands, mostly in the Cascades Region where substantially all of the reforestation is done by planting. Substantially all of the areas harvested in the Southern Timberlands are regenerated with seedlings.

         Forests are subject to a number of natural hazards, including damage by fire, insects and disease. Severe weather conditions and other natural disasters can also reduce the productivity of forest lands and can interfere with the processing and delivery of forest products. However, damage from natural causes is typically localized and would only affect a portion of the Timberlands at any given time. Nevertheless, such hazards are to a large extent unpredictable and there can be no assurance that losses will be so limited. The size, species, diversity and checker-board ownership of the Northwest Timberlands, as well as the Partnership's forest management practices, should help to minimize these risks. Consistent with the practices of other large timber companies, the Partnership does not maintain insurance against loss to standing timber on the Timberlands, but maintains insurance for loss of logs due to fire and other occurrences following harvesting.

         LAND MANAGEMENT. The Partnership seeks to realize the value of property that may have a higher and better use than for commercial timberland management or is otherwise a candidate for sale or exchange. The Partnership identified approximately 150,000 acres of land located in recreational areas or near expanding population centers that may optimally be used for conservation, residential or recreational purposes. Over the next five to fifteen years the Partnership expects to realize the value of these properties, either through sales or exchanges. Approximately 21,600 acres of this land were sold or exchanged during 1996.


MANUFACTURING SEGMENT

         GENERAL. The Manufacturing Segment consists of four lumber mills, two plywood plants, a lumber remanufacturing facility and a medium density fiberboard ("MDF") facility in western Montana and a wood chip plant in Washington (collectively known as the "Northwest Conversion Facilities") and a lumber mill and plywood plant located in Joyce, Louisiana and a lumber mill located in Huttig, Arkansas, all of which were purchased in connection with the Southern Region Acquisition (collectively known as the "Southern Conversion Facilities", and together with the Northwest Conversion Facilities, the "Conversion Facilities"). The Northwest Conversion Facilities produce a wide variety of lumber, plywood and MDF products that are sold to Marketing, which markets and sells the products. Marketing targets the products to retail home centers and various specialty niche markets which are less cyclical than traditional housing related markets. In addition, in order to enhance customer service and provide prompt deliveries, Marketing has established a network of over 40 independent warehouses located strategically throughout the United States. The Southern Conversion Facilities produce a wide variety of lumber and plywood products that are sold to home construction and industrial markets.

         LUMBER. Manufacturing produces a diverse line of lumber products, including boards, studs and dimension lumber which are manufactured at two studmills, two dimension lumber mills, two random-length lumber mills and a lumber remanufacturing plant. For the years ended December 31, 1996, 1995 and 1994 these mills produced 461 million board feet ("MMBF"), 433 MMBF, and 388 MMBF of lumber, respectively. Production increased in 1996 primarily due to the addition of the two dimension lumber mills in the southeast United States, offset in part by the disposition of the Company's Arden random-length lumber mill, in October 1996. Production increased in 1995 due to the addition of the lumber remanufacturing plant, which began operations in late November 1994, higher productivity due to improved log merchandising specifications and capital improvements, and additional production shifts. Lumber product revenues represented approximately 38% of total combined revenues in 1996, 1995 and 1994. Upgrades at the Pablo mill to allow for more efficient processing of small logs were begun in 1996. This project will be completed in 1997.

         Lumber products manufactured in the Northwest Conversion Facilities are targeted towards domestic lumber retailers, such as retail home center chains, for use in repair and remodeling projects. Value-added products and services such as consumer appearance boards, pull-to-length boards, premium furring strips, premium studs and pattern boards, aimed at retail and other specialty markets, have made the Manufacturing Segment less dependent on the cyclical housing related market. Lumber products manufactured in the Southern Conversion Facilities are targeted toward the home construction, industrial and export markets. In 1996, 54% of Manufacturing's lumber products was sold into retail markets, 19% to stocking distributors, 17% to industrial and remanufactured product markets, 4% to export markets and 6% to other markets.

         Competition in the Company's lumber markets is primarily based on price and quality, and to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. The Partnership competes in domestic lumber markets primarily with other United States and Canadian companies. Canadian lumber producers have increased their penetration into the United States market due to their lower wood fiber costs and favorable exchange rates. During the five-year period ended December 31, 1995, Canadian producers increased their percentage of the North American lumber markets from 27% to 36%. In 1995, the United States and Canadian governments announced a five-year lumber trade agreement effective April 1, 1996. This agreement is intended to reduce the volume of Canadian lumber exported into the United States through the assessment of an export tariff on annual lumber exports to the United States in excess of certain levels from the four major producing provinces. The lumber market is also subject to competition from substitute products, primarily in shelving, window and door markets. Substitute products include radiata pine, MDF, particle board, laminates and wire shelving. Substitution has significantly increased in the past several years due to the increase in the price of studs and boards in the early 1990's.

         PLYWOOD. Manufacturing produces a diverse line of plywood products at the Company's three plywood facilities. The Northwest Conversion Facilities produce high-grade plywood which is primarily sold into specialized industrial markets. The Southern Conversion Facilities produce commodity and specialty grade panel products used in home construction and furniture. For the years ended December 31, 1996, 1995 and 1994 the plywood plants produced 334 million square feet ("MMSF") (3/8" basis), 294 MMSF, and 290 MMSF of plywood, respectively. The increase in production in 1996 is due to the addition of the Joyce, Louisiana plywood plant in October 1996. Plywood product revenues represented 17%, 18% and 17% of total combined revenues in 1996, 1995 and 1994, respectively. During 1996, the lathe was upgraded at the Evergreen plywood plant which will increase wood recovery by allowing logs to be peeled to a smaller core. During 1995, capital improvements were made that expanded production to include medium-density overlay plywood and scarfed (joined together) plywood to produce longer lengths for specialty products.

         During 1996, 67% of Manufacturing's plywood products was sold in specialty industrial markets, including carpet strip, recreational boat, recreational vehicle, fiberglass-reinforced panel, manufactured home and furniture markets. Manufacturing's plywood products are generally of higher quality than commodity construction grade products, which makes them more valuable in these specialty niche markets.

         Competition within the plywood market is based primarily on price and quality, and to a lesser extent, the ability to offer a full line of products and to meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board ("OSB"), a wood product which is a less expensive and generally lower quality substitute. Due to OSB's cost advantage, its demand and market share in the residential segment has been increasing, and this trend is expected to continue. Between 1994 and 1998 the annual capacity for OSB is expected to nearly double to an industry-wide capacity of 20 billion square feet ("BSF") (3/8" basis). The quality of OSB continues to improve and has become widely accepted in many building applications. However, since OSB does not have the strength, weight and machinability of plywood, it cannot be used in certain specialty applications. Some commodity plywood manufacturers, in order to avoid closing their facilities, have been refocusing their products toward the industrial markets which has resulted in increased competition in markets that the Company serves. The Company expects to remain competitive due to its strong customer base, years of experience in the industrial markets, reputation for high quality products (including various trademarked products such as MarineTech, RV-X, DuraFloor, and Ultra-Core), superior wood, and the full line of products that it offers.

         MEDIUM DENSITY FIBERBOARD. Manufacturing produces MDF products which are primarily sold to distributors and door, moulding, fixture and furniture manufacturers. During 1995, the manufacturing process was redesigned to produce MDF(2), a higher quality MDF product that can be machined and finished more efficiently. For the years ended December 31, 1996, 1995 and 1994 the plant produced 113 MMSF (3/4" basis), 102 MMSF, and 123 MMSF of MDF, respectively. Production for 1995 was below full capacity due to downtime encountered during the start-up of new high-energy refiners for the Company's new MDF(2) product and deterioration in market demand. Production for 1996 was also below full capacity due to a continued focus on producing high quality MDF(2) during the extended start-up phase. MDF(2) start-up was completed in the second half of 1996.

         The Manufacturing Segment supplies high quality MDF to markets primarily in North America and Pacific Rim countries. The introduction of MDF(2), one of the highest quality MDF products available, has expanded the Partnership's markets to include higher value applications, such as moulding and kitchen cabinets. In 1996, the Manufacturing Segment sold approximately 58% of its MDF directly to domestic industrial manufacturers or fabricators, 26% to stocking distributors, 10% into overseas export markets, primarily Pacific Rim countries, and 6% to retail and other markets.

         MDF producers compete on a global scale, primarily on the basis of price, quality and the level of service provided. MDF is also subject to competition from solid wood products and hardboard and particle board products. Competition in the industry has been increasing as a result of significant capacity expansion both in the United States and Canada. In 1996, North American capacity was approximately 1.7 BSF and, by the year 2000, capacity is expected to increase by an additional 0.9 BSF. Much of the capacity additions will be in direct competition with MDF(2). Over the same time period demand is also expected to increase, but at a slower rate. The Partnership believes it is well positioned to compete based on quality and price. MDF(2) commands a price premium over standard MDF due to its superior quality, and the panel's physical properties and densities. Moreover, because the Company's fiber supply consists of western softwoods, a slow growth species with a low abrasive content, MDF(2) has proven to have superior machining qualities over competing MDF products. In addition, by eliminating wood chips from the MDF manufacturing process (which substantially reduces raw material costs) and because of the facility's access to low cost energy sources the Partnership believes it is one of the lowest cost producers in the market.

         CHIPS. Manufacturing's lumber and plywood mills produce residual wood chips as a by-product from the conversion of raw logs into finished products. These wood chips are sold to regional paper and pulp mills. The Company's lumber and plywood facilities produced 333 thousand bone dry units ("MBDU"), 297 MBDU and 288 MBDU of chips in 1996, 1995 and 1994, respectively. The increase in volume in 1996 was due to the addition of the Southern Conversion Facilities in October 1996. In addition, residual wood chip sales volume has increased annually due to increased lumber and plywood production and increased chip recoveries. A substantial portion of the Company's chips produced in the Rocky Mountain Region are sold to a customer under a long-term supply agreement.

         Manufacturing also produces wood chips at its Cle Elum, Washington chip plant. The chip plant produced 6 MBDU, 32 MBDU and 45 MBDU in 1996, 1995 and 1994, respectively. The chip plant was shut down on April 1, 1996 due to weak chip markets and will not reopen until prices improve. The decrease in production in 1995 resulted from production curtailments for approximately five months due to log supply shortages.

         RAW MATERIALS. Manufacturing obtains the majority of its raw logs from the Partnership's Timberlands. The Resources Segment provided 70%, 73%, and 63% of the Northwest Conversion Facilities raw log needs in 1996, 1995 and 1994, respectively. The Southern Conversion facilities obtained 75% of their raw logs from the Resources Segment during the period from October 19 through December 31, 1996. The price of logs obtained from the Partnership is determined quarterly based upon estimated market prices and terms in effect at the time. The Timberlands provide a consistent supply of quality logs and preferred species to the Conversion Facilities, although over time the average log size is expected to decline, and the species mix is expected to change due to harvest and growth patterns.

         Manufacturing has and will continue to purchase stumpage and logs from external sources, which include the USFS, BIA, BLM and state and private timberland owners. At December 31, 1996 and 1995, the Northwest Conversion Facilities had 84 MMBF and 75 MMBF, respectively, of timber under contract from external sources which may be harvested over the next three years. The USFS harvest plan is expected to provide for a 1997 harvest of 300 MMBF in the geographic area of the Northwest Conversion Facilities. However, due in part to legal challenges and changes in public policy, the USFS will most likely sell less volume. Manufacturing is permitted to bid on up to approximately fifty percent annually of this USFS volume, with the remainder set aside for small businesses. In addition, approximately 450 MMBF of timber is expected to be made available annually from other sources. At December 31, 1996, the Southern Conversion Facilities had 18 MMBF of timber under contract from external sources which may be harvested over a three year period. The amount of timber expected to be available from other sources in 1997 in the geographic area of the Southern Conversion Facilities is 16 MMBF and 200 MMBF from the USFS and other sources, respectively. The geographic area in which the Conversion Facilities operate may expand or contract from year to year as the cost of logs and value of manufactured products fluctuate. (For further discussion of other timber supply issues see "Federal and State Regulations".)

         The MDF facility has a consistent supply of sawdust and wood shavings from internal and external sources. The remanufacturing facility uses short pieces of lumber, a by-product of Manufacturing's studmill operations.

COMPETITION

         Markets for forest products are highly competitive in terms of price and quality. Many of the Company's competitors have substantially greater financial and operating resources than the Company. In addition, wood products are subject to increasing competition from a variety of substitute products, including non-wood and engineered wood products. Plywood markets are subject to competition from OSB, and lumber and log markets are subject to competition from other worldwide suppliers. The Partnership believes it is able to compete effectively due to its extensive private timber inventory (which includes several premium species such as Douglas-fir and Ponderosa Pine), its proven leadership in environmental forestry which has reduced the uncertainty associated with ever increasing levels of federal and state regulation, its reputation as a dependable, long-term supplier of quality products, its innovative approach to providing high quality, value-added products to various specialty and industrial niche markets and the integration of its timberlands with its efficient manufacturing processes. See "Resources Segment" and "Manufacturing Segment."


SEASONALITY

         Domestic log sales volumes from the Northwest Timberlands are typically at their lowest point in the second quarter of each year during spring break-up, when warming weather thaws and softens roadbeds, restricting access to logging sites. Log sales volumes from the Southern Timberlands are generally at their lowest point during the first quarter of each year, as winter rains limit operations in some areas. Export log sales are affected in part by variations in inventory, both domestically and in the countries where such logs are sold, as well as by weather conditions. Winter logging activity in the Pacific Northwest takes place at lower elevations, where predominantly second growth logs are found, affecting the volume of higher quality export logs sold during this time of the year.

         Demand for manufactured products is generally lower in the fall and winter quarters when activity in the construction markets is slower, and higher in the spring and summer quarters when these markets are more active. In addition to seasonal fluctuations in demand, prices of manufactured products can be impacted by weather-related, seasonal fluctuations in supply, as production can be hampered during severely cold winter months and then rebound when warmer spring weather arrives. Working capital varies with seasonal fluctuations. Log inventories increase going into the winter season to prepare for reduced harvest during spring break-up.


FEDERAL AND STATE REGULATIONS

         GENERAL. The activities of the Company are subject to various federal and state environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and which also establish standards for the treatment, storage and disposal of solid and hazardous waste and govern the discharge of runoff stormwater and wastewater. The General Partner believes that the Company is in substantial compliance with such laws and regulations. (See Item 3. Legal Proceedings.)

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

         The Company conducts operations in or near significant environmentally sensitive areas which include the habitats of numerous species, including a number of threatened or endangered species. As a result, the Company's activities in such areas may be subject to restrictions relating to the harvesting of timber and the construction of roads.

         THREATENED AND ENDANGERED SPECIES. The Endangered Species Act ("ESA") protects species threatened with possible extinction. Protection of endangered species may include the imposition of restrictions on timber harvesting and road building activities in areas containing the affected species. A number of species indigenous to the Timberlands have been listed as threatened or endangered or have been proposed for such status under the ESA, including the northern spotted owl, marbled murrelet, gray wolf, red cockaded woodpecker, mountain caribou, grizzly bear, bald eagle and various salmon species.

         In 1990, the United States Fish and Wildlife Service (the "USFWS") listed the northern spotted owl ("Owl") as a threatened species throughout its range in Washington, Oregon and California. At the time of the listing, the USFWS issued suggested guidelines ("Guidelines") to be followed by landowners in order to comply with the ESA's prohibition against harming or harassing Owls. The Guidelines recommend several measures, including the restriction of harvest activities in areas within a certain proximity of known Owl activity centers. The USFWS also has proposed a rule for the conservation of the Owl on non-federal land. Such proposed rule has not been adopted but is substantially similar to the Washington Rule described below.

         In May 1996, the Washington State Forest Practices Board (the "Board") adopted permanent regulations, effective July 1996, to protect habitat for the Owl (the "Washington Rule"). Under the Washington Rule, designated Owl special emphasis areas ("SEAs") have restrictions that are similar to but slightly greater than those contained in the Guidelines. Approximately 60% of the Partnership's timberlands in the Cascades Region are within SEAs.

The Washington Rule exempts from its provisions forest practices that are consistent with a federally approved habitat conservation plan and related permit.

         In June 1996, the Partnership received a permit under the ESA from the USFWS and the National Marine Fisheries Service ("NMFS" and together with the USFWS, the "Services") that covers the Partnership's forest management on 170,000 acres within SEAs in the Cascades Region (the "Planning Area"). Substantially all of the areas impacted by Owls are within the Planning Area. As a part of the permit application, the Partnership prepared a multi-species habitat conservation plan (the "HCP") that will govern the Partnership's management activities in the Planning Area during the 50-year life of the permit. Consistent with government policy (the "No-Surprises Policy"), the implementing agreement for the HCP provides that no additional costs will be imposed on or land restrictions required from the Partnership in the Planning Area, absent extraordinary circumstances, so long as the Partnership is in compliance with the terms of the HCP. The HCP requires the Partnership to maintain certain levels of wildlife habitat and to take numerous other mitigation measures, including the protection of riparian areas.

         In consideration for such mitigation, the permit authorizes forestry practices that are consistent with the HCP even though they may have an adverse impact on the four listed species currently covered by the plan and permit, including the Owl. The HCP provides that the Services will amend the permit to add subsequently listed species without requiring the Partnership to provide additional mitigation absent extraordinary circumstances. Such circumstances would include situations where continued activity under the HCP would have a significant material adverse impact on the species and mitigation on federal land would not alleviate the concern. As an incentive to the Partnership to create additional wildlife habitat in the Planning Area, the permit provides certain additional authorization during a second 50-year period if the wildlife habitat within the Planning Area exceeds levels set in the HCP. The permit thus is expected to provide long-term certainty and predictability for the Partnership's harvest activities in the Planning Area. For lands within the Planning Area, the HCP management restrictions replace existing state and federal restrictions for Owls.

         In November 1996, a lawsuit was filed by a number of groups in Federal District Court for the District of Columbia challenging the process by which the Clinton Administration adopted the No-Surprises Policy. The Partnership is unable at this time to predict the outcome of the challenge, or what effect, if any, it might have on the HCP, if successful.

         In December 1995, the Partnership entered into an agreement to conserve grizzly bears (the "Grizzly Bear Agreement") with the USFWS, the USFS, and the state of Montana covering 83,000 acres of the Partnership's timberlands in the Swan Valley in western Montana. Under the Grizzly Bear Agreement, the Partnership has agreed to protect certain habitat and to minimize the impact of the Partnership's forestry activities on the grizzly bear. In consideration for this mitigation, the USFWS authorized forestry practices in the Swan Valley that are consistent with the agreement even though such practices may have an adverse impact on grizzly bears.

         In November 1996, several organizations filed a lawsuit against the Secretary of the Interior and certain USFWS and Forest Service officials in Federal District Court for the District of Montana challenging the Grizzly Bear Agreement under the ESA and the National Environmental Policy Act. The Partnership is unable at this time to predict the outcome of the challenge or what effect, if any, it might have on the Grizzly Bear Agreement, if successful.

         Although the HCP and Grizzly Bear Agreement have been implemented and are functioning as expected, there can be no assurance that the terms of such agreements will remain in force or be sufficient to protect against subsequent amendment of the ESA or additional listings thereunder, or against changes to other applicable laws and regulations. Any such changes could materially and adversely affect the Partnership's operations. In addition, legal challenges such as those described above could disrupt the continued operation of the HCP and the Grizzly Bear Agreement and thereby reduce the level of certainty the Partnership anticipates gaining from such plans.

         The ESA also prohibits the federal government from jeopardizing species listed under the ESA or from destroying or adversely modifying their designated critical habitat. Private landowners are potentially affected by these restrictions if a private activity requires federal action, such as the granting of access or federal funding. Where there is such a federal connection, the federal agency involved must consult with the USFWS or, in the case of anadromous fish, NMFS to determine that the proposed activity would not jeopardize the listed species or cause direct or indirect adverse modification of its designated critical habitat. If the landowner's proposed activity would have such effects, the USFWS or NMFS must propose, where possible, alternatives or modifications to the proposed activity.

         The Northwest Timberlands are often intermingled with federal land in or near areas that include the habitats of a number of threatened or endangered species such as the Owl and the grizzly bear. Access across federal lands may require federal approval. In the past, the Partnership's access to such areas has been delayed by administrative processes and legal challenges and has been restricted under the ESA. The Partnership believes that access to its lands in the Planning Area and the Swan Valley should be facilitated by the HCP and the Grizzly Bear Agreement, although no assurance can be given that further such delays will not occur.

         At this time, the Partnership believes that federal and state laws and regulations related to the environment and the protection of endangered species will not have a material adverse effect on the Partnership's financial position, results of operations or liquidity. The Partnership anticipates, however, that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on the Partnership leading to increased costs, additional capital expenditures and reduced operating flexibility.

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

To obtain approval it must be shown that the desired federal timber sourcing area is economically and geographically separate from the area from which such person exports private logs. In 1991, the Company applied for and obtained an approved sourcing area for the Partnership's conversion facilities. Under the legislation, sourcing areas are subject to review and renewal at least every five years.

         In October 1995, the United States Forest Service issued final regulations implementing the 1990 legislation that could have made it more difficult to obtain sourcing areas. These regulations, along with regulations providing for periodic review of sourcing areas, however, have been temporarily withdrawn pursuant to Congressional action to allow time for further public comment and for Congress to consider modifications to the export law. Revisions to the law and regulations have not yet been proposed. Although the uncertainty surrounding the export regulations makes it difficult to predict the timing or the outcome of a review, the Company believes that its sourcing area meets the current statutory test and should be renewed.

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

         Publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception (the "Qualifying Income Exception") exists with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year consists of qualifying income. Qualifying income includes income from the processing, refining, marketing or transportation of timber and land sales. The Partnership's principal sources of income include income from the sale of timber, the transportation of timber, the operation of sawmills and the production of plywood and MDF. The Internal Revenue Service ("IRS") has issued two rulings to the Partnership that income from the operation of sawmills and the production of plywood and MDF is qualified for this purpose.

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

         STATE TAX INFORMATION. The Partnership conducts operations in six states, four of which (Arkansas, Idaho, Louisiana and Montana) have a state income tax. To simplify the Unitholders' state filing requirements, the Partnership files composite returns in each of those states and pays the state income tax due on behalf of non-resident Unitholders. Marketing conducts operations in approximately 25 states for which it pays state corporate income taxes.

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

         TIMBER INCOME. Section 631 of the Code provides special rules by which gains from the sale of timber or cut logs, which would otherwise be taxable as ordinary income, are treated in whole or in part as capital gains from the sale of property used in a trade or business. The Partnership has elected to apply the provisions of Section 631. Substantially all of the Partnership's 1996 taxable income is expected to qualify for capital gains treatment.

ENCUMBRANCES

         Under the terms of the Partnership's debt agreements, the Partnership has agreed not to pledge, assign or transfer the Timberlands, except under limited circumstances. Under the terms of the First Mortgage Notes of Manufacturing, the holders of these notes have a first mortgage lien on a significant portion of the Conversion Facilities. In addition, the Partnership guarantees the First Mortgage Notes of Manufacturing.

         The Partnership's title to the timberlands acquired during the formation of the Company on June 8, 1989 and in the Southern Region Acquisition includes substantially all the related hard rock mineral interests. However, the Partnership did not obtain the hard rock mineral interests to a significant portion of the 865,000 acres of timberland purchased in the Montana Timberland Acquisition. In addition, the Partnership does not own oil and gas interests to any of its Timberlands. The title to the Timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, cemeteries, camping sites, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the Timberlands or materially restrict the harvesting of timber or other operations of the Partnership.


EMPLOYEES

         The Company currently has approximately 425 salaried and 1,950 hourly employees, including employees of the General Partner that manage the businesses of the Company. The Company believes that its employee relations are good. The Company's wage scale and benefits are generally competitive with other forest products companies. Hourly employees (154 employees) at the Huttig, Arkansas lumber mill participated in the UBC Southern Council of Industrial Workers, Local Union No. 2346, AFL-CIO under a contract with Riverwood International Corporation. The Company is currently meeting with union representatives regarding contract negotiation. The harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.


ITEM 2. PROPERTIES

         The Company believes that its Timberlands and Conversion Facilities are suitable and adequate for current operations. The Conversion Facilities are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the Conversion Facilities are modern, state of the art facilities. The Company owns all of the Conversion Facilities. Substantially all of the Conversion Facilities are operated at, or near, maximum capacity levels year round. See Item 1. Business for discussion of the location and description of properties and encumbrances related to properties.

ITEM 3. LEGAL PROCEEDINGS

         In June 1995, the Company received a Compliance Order ("Order") from the Environmental Protection Agency ("EPA") under the Clean Air Act. The Order alleges that the startup in 1990 of a boiler at the Company's Pablo sawmill did not meet new source performance standards ("NSPS"). Work on the boiler project commenced in March 1989, when NSPS did not apply to boilers of this size. Prior to final startup of the boiler, however, new rules were proposed that, if applicable, would have required meeting these standards. The EPA has taken the position that the new rules applied, and is seeking compliance with NSPS. In December 1995, the Company voluntarily installed a pollution control device and an opacity monitor on the boiler at a cost of $700,000 without waiving any defenses to the EPA claim. The Company believes it is in full compliance with both the Order and NSPS. On March 12, 1996, the Department of Justice, on behalf of the EPA, filed suit in federal court seeking civil penalties and injunctive relief for the alleged violation of NSPS in accordance with the Clean Air Act which contemplates civil penalties. The Company believes it has meritorious defenses to the claim. However, due to the inherent nature of litigation, the Company cannot predict the outcome of the enforcement case. If not resolved earlier, it is likely that the matter will go to trial in 1997. The General Partner believes, based upon available information and current EPA enforcement policies, that the ultimate outcome of this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

         The Company has worked with the State of Washington Department of Ecology ("DOE") concerning opacity above permitted levels associated with emissions at the Arden Sawmill that may have occurred prior to the sale of the mill to Stimson Lumber Company in October of 1996 as part of the Newport Asset Sale. Prior to the sale of the mill, the Company received a letter from DOE requesting information concerning such emissions. DOE has not taken any other compliance actions with respect to this matter. As part of the Newport Asset Sale, the Company agreed to indemnify Stimson for any liabilities that arise relating to the period when the Company owned the Arden Sawmill. The Company believes that this matter will not materially affect the Company's financial position, results of operations or liquidity.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

         The Partnership's Units are traded on the New York Stock Exchange. As of February 28, 1997, there were approximately 61,000 beneficial owners of 46,323,300 outstanding Units.

         Trading price data, as reported by the New York Stock Exchange, and declared cash distribution information for 1996 and 1995 are as follows:


1996                              1st Qtr.            2nd Qtr.            3rd Qtr.           4th Qtr.
----                             --------            --------             --------           --------
High                             $ 27-3/4             $ 27-5/8             $     27         $  27-1/8
Low                                23-3/4               23-1/4               22-7/8                25
Cash Distribution per Unit       $   0.49             $   0.51             $   0.51         $    0.51


1995                            1st Qtr.               2nd Qtr.            3rd Qtr.          4th Qtr.
----                            --------              --------             --------          --------
High                            $      24            $  26-1/8             $ 26-5/8         $  25-1/4
Low                                19-7/8               21-7/8               23-5/8            21-7/8
Cash Distribution per Unit      $    0.49            $    0.49             $   0.49         $    0.49




         Cash distributions are paid from available cash as defined by the Partnership's partnership agreement. It is the Company's intention to maintain the distribution into the foreseeable future; however, there can be no guarantee. In addition, the Company's debt agreements have certain restrictive covenants limiting the amount of cash distributions.

ITEM 6. SELECTED FINANCIAL DATA



                                                 1996(1)        1995       1994        1993(2)      1992(3)
                                                 -------        ----       ----        -------      -------
For the year:
(In millions, except per Unit):
  Revenues                                       $ 633.7      $ 585.1    $ 578.7        $ 501.0     $  439.9
  Depreciation, Depletion and Amortization          56.9         54.1       54.1           38.8         39.0
  Operating Income                                 165.0        159.0      164.1          126.6         97.8
  Net Income                                       223.6        110.7      112.2           91.4         64.2
  Capital Expenditures (4)                          19.3         30.7       25.8           29.3         25.6
  Net Cash Provided by Operations                  171.9        165.2      155.1          115.3         78.0
  Net Income per Unit (5)                           4.71         2.17       2.36           1.92         1.34
  Cash Distributions Declared per Unit (5)          2.02         1.96       1.67           1.38         1.17
At year end (in millions):
  Working Capital                                  153.0        111.5       90.5           51.0         99.7
  Total Assets                                   1,336.4        826.1      826.2          818.7        587.0
  Total Debt                                       780.8        531.4      544.4          569.9        318.5
  Partners' Capital (6)                          $ 491.6      $ 233.9    $ 223.0        $ 192.6     $  225.3

Operating Data:
  Northwest Timberlands Fee Timber
    Harvested (MMBF)                                 577          562        559            458          469
  Southern Timberlands Fee Timber Harvested
   (thousand Cunits)                                 127
  Northwest Timberlands Non-Fee Timber
    Harvested (MMBF)                                 128          116         71             77          117
  Southern Timberlands Non-Fee Timber
    Harvested (thousand Cunits)                       21
  Lumber Production (MMBF)                           461          433        388            352          395
  Plywood Production (MMSF) (3/8" basis)             334          294        290            289          294
  MDF Production (MMSF) (3/4" basis)                 113          102        123            106          109

(1) Included in 1996 results of operations was a gain of $105.7 million related to the Newport Asset Sale. Results include the impact of the Southern Region Acquisition from October 19, 1996 and the Newport Asset Sale from October 12, 1996.

(2) During 1993, the Company elected to change its method for valuing inventories from average cost to the last-in, first-out ("LIFO") method. This change in accounting lowered 1993 earnings by $8.0 million or $0.18 per Unit. The cumulative effect of the accounting change and pro forma effects on prior years' earnings have not been included because such effects are not reasonably determinable. In addition, on August 30, 1993, the Partnership redeemed the 1.25 million Deferred Participation Interests (on a pre-Unit split basis) for $63.0 million. Results subsequent to 1993 include the impact of the November 1993 Montana Timberland Acquisition.

(3) Included in 1992 results of operations was the sale of the 164,000 acre Gallatin Unit, together with the Belgrade sawmill for $23 million plus the value of inventory. The sale resulted in a net gain of $15.6 million.

(4) Does not include $560.7 million related to the Southern Region Acquisition in 1996 or $255.3 million related to the timberlands acquired as part of the Montana Timberland Acquisition in 1993.

(5) Per Unit amounts have been restated for the December 6, 1993 three-for-one Unit split.

(6) The Partnership issued 5.7 million Units during 1996 for net proceeds of $144.3 million.

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

         CURRENT MARKET CONDITIONS. Prices for domestic logs in the Cascades Region for 1996 decreased from levels experienced in 1995, primarily as a result of weak pulp and chip markets. Pulp and paper markets have been weak for the past year resulting in an excess supply of wood chips. The over-supply has depressed chip prices and caused downward pressure on the price of domestic logs in the Cascades Region. However, prices have improved slightly since the third quarter of 1996 as a result of the robust housing market, the strong export market and reduced log production due to winter weather. Prices for domestic logs in the Rockies Region for 1996 have remained relatively flat from those experienced during 1995. The downward pressure due to weak chip prices and declining commodity plywood prices has been offset by favorable lumber prices. Prices have declined since the third quarter of 1996 due to seasonal declines in building activity and declining commodity plywood prices. Pulp log prices declined significantly during 1996 in both regions as a result of weakness in the pulp and paper markets. Domestic and pulp log prices in the Southern Region increased during the fourth quarter of 1996 as a result of wet weather limiting supply.

         In the export market, 1996 Douglas-fir prices were stable compared to 1995. Japanese demand was strong due to a robust Japanese housing market as a result of an improving economy, record low interest rates and an upcoming increase in the Japanese consumption tax. At year end, prices for Douglas-fir began to soften as a result of importers adjusting to an anticipated decline in demand following an April 1, 1997 consumption tax increase. Export prices for whitewoods have declined as compared to 1995 due to ample supply and increased acceptance of substitute products. However, whitewood prices improved during the fourth quarter of 1996 due to a temporary supply shortage which resulted from strong domestic demand and prior production curtailments.

         Industry composite indices for lumber commodity prices were 19% higher in 1996 than in 1995. The increase in lumber prices was a result of the robust housing market, the reduced supply of Canadian lumber and strength in the repair and remodel markets in the retail sector. The housing sector has been strong throughout 1996 due to favorable interest rates and a good economy. As a result, the backlog of unsold homes has been declining and housing starts have remained strong. Effective April 1, 1996 the United States and Canada agreed to place a quota on the amount of duty- free lumber that can be exported to the United States. Additionally, the cost of manufacturing lumber in the Canadian Provence of British Columbia has increased due to higher stumpage prices and environmental costs. Both the quota and higher costs have contributed to the upward pressure on the price of lumber. Lumber prices in the repair and remodel markets continued to improve as a result of supply limitations caused by a decline in the supply of preferred western species and numerous mills targeting production toward the housing market sector.

         Industry composite indices for plywood commodity prices were 12% lower than in 1995 primarily due to increased competition from OSB. North American OSB capacity increased by over 20% in 1996, and capacity is expected to increase by approximately 50% in 1997 through 2001. In the fourth quarter of 1996, OSB prices declined to a record five-year low due to seasonal declines in building activity and increased capacity. This has resulted in an unusually high plywood to OSB price premium. Prices for the Company's MDF were 16% lower in 1996, compared to 1995, due to significant capacity expansion during 1996. Between 1995 and 1996, North American MDF capacity increased from approximately 1.5 billion square feet to approximately 1.7 billion square feet and is expected to expand even faster in 1997. At the same time demand has been reduced as distributors reduce inventory levels in anticipation of further price declines.

         COMPARABILITY OF FINANCIAL STATEMENT PERIODS. As part of its business strategy, the Company has pursued and will continue to pursue the acquisition of additional timberlands to increase inventories of fee timber. On November 1, 1993, the Company completed the Montana Timberland Acquisition. In addition, on October 18, 1996, the Company completed the Southern Region Acquisition. (See
Note 2 to Notes to Combined Financial Statements.) The Company may also, from time to time, sell timberlands and facilities if attractive opportunities arise. The Newport Asset Sale was completed on October 11, 1996. Revenues and operating income generated by the assets sold in the Newport Asset Sale were $61.0 million and $15.7 million, respectively, in 1996 and were $67.8 million and $14.6 million, respectively in 1995. Accordingly, the comparability of periods covered by the Company's financial statements is, and in the future may be, affected by the impact of acquisitions and divestitures.

         HARVEST PLANS. The Partnership determines its harvesting plans based on a number of factors, including age and size of, and species distribution within, its timber acreage, economic maturity of each harvest area, environmental considerations and mill requirements both in the Conversion Facilities and at unaffiliated mills. The timing of harvests of merchantable timber depends in part on growth cycles and in part on economic conditions. Harvest levels in the Rocky Mountain Region have averaged approximately 360 MMBF (excluding the harvest from the timberlands sold in the Newport Asset Sale) over the last three years. These harvest levels are expected, on average, to remain relatively stable over the next several years. By the year 2001, the Partnership anticipates that it will have nearly completed the conversion of slower growing forests to younger, more productive stands in the Rocky Mountain Region, at which time it anticipates a moderate reduction in the region's harvest levels. Harvest levels in the Cascades Region have averaged 155 MMBF over the past three years. The Partnership expects its harvest levels to decline gradually for the foreseeable future as the conversion process in the region approaches completion.

         Harvest levels in the Southern Region are expected to increase modestly between 1997 and 2000 as we complete the conversion of mature second growth pine timberlands into intensively managed pine plantations. Following the completion of the conversion process, harvest levels should decline and then gradually increase as the Company benefits from the faster growing, intensively managed plantations.

         Since harvest plans are influenced by projections of demand, price, availability of timber from other sources and other factors that may be outside of the Partnership's control, actual harvest levels may vary. The Partnership believes that its harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs and lumber.


RESULTS OF OPERATIONS

         The following table compares operating income by segment for the years ended December 31, 1996, 1995 and 1994.

                                     Operating Income by Segment
                                             (In Thousands)


                                               1996                1995                 1994
                                               ----                ----                 ----
Resources .........................        $ 163,306           $ 139,192             $ 150,730
Manufacturing .....................           22,516              35,567                32,175
Other & Eliminations ..............          (20,834)            (15,783)              (18,771)
                                           ---------           ---------             ---------
Total .............................        $ 164,988           $ 158,976             $ 164,134
                                           ---------           ---------             ---------


1996 COMPARED TO 1995

        Resources Segment revenues increased by $42.3 million, or 12.9%, to $369.3 million in 1996, as compared to $327.0 million in 1995. Such increase was primarily due to a $38.2 million increase in land sales revenue and an $18.3 million increase as a result of the addition of the Southern Timberlands in the Southern Region Acquisition, offset in part by a decrease of $14.4 million in revenues from Northwest Timberland pulpwood and chip sales. The increase in land sales revenue was due to approximately 21,600 acres of higher and better use land sales in 1996 resulting in revenues of $42.3 million, compared to $4.1 million in 1995. (See Item 1. Business Resources Segment - Land Management.) The decrease in pulpwood and chip revenues was a result of weak pulp and paper markets and the over supply of available wood fiber. Domestic log sales volume in the Northwest Timberlands increased by 5%, compared to 1995, as a result of increased harvest levels to take advantage of favorable pricing resulting from strong product markets. Export prices decreased by 8%, compared to 1995, due to a higher percentage of lower valued logs in the 1996 sales mix.

        Resources Segment costs and expenses increased by $18.2 million, or 9.7%, to $206.0 million in 1996 compared to $187.8 million in 1995. Such increase was primarily due to $10.1 million of additional costs related to the Southern Region, the increase in land sales, the increase in Northwest Timberlands domestic log sales volume and increased costs related to longer hauling distances, offset in part by reduced pulpwood and chip operations.

        Manufacturing Segment revenues increased by $12.2 million, or 3.2%, to $387.9 million in 1996 compared to $375.7 million in 1995. Such increase was due to additional revenues of $24.7 million from the Southern Conversion Facilities, increased lumber sales prices and increased MDF sales volumes, offset in part by lower MDF sales prices and decreased chip revenues. Lumber sales prices in the Northwest increased by 6% as compared to the year earlier period as a result of the robust housing market, strength in the repair and remodel markets and supply constraints. The U.S. housing market remained unusually strong throughout most of the summer and fall. Additionally, as a result of the U.S. - Canada trade agreement, Canada was not able to significantly increase its output to take full advantage of the improving U.S. housing market. The Partnership also experienced favorable pricing in the repair and remodel markets due to reduced supply as a result of a number of mills targeting production toward the home construction segment. MDF sales volume was restored to normal levels during the second half of 1996 and was 8% higher than the sales volume for 1995. MDF sales volume was unusually low during 1995 due to production downtime associated with the conversion of production processes to manufacture high quality, super-refined MDF(2) and weak market conditions. MDF prices decreased by 16% as a result of significant 1996 capacity expansion. However, the Company experienced less downward price pressure than the industry as a whole due to increasing demand for its higher quality MDF(2) product. Residual chip prices decreased by 29% over 1995 due to excess chip inventories throughout the entire industry. The chip plant was closed during most of 1996 as a result of weak chip markets.

        Manufacturing Segment costs and expenses increased by $25.3 million, or 7.4%, to $365.4 million in 1996 compared to $340.1 million in 1995. Such increase was primarily due to $24.0 million of additional costs related to the Southern Conversion Facilities and increased MDF sales volumes.

        Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $20.8 million in 1996 compared to $15.8 million in 1995. The variance of $5.0 million was primarily due to the release of more intercompany log profit in 1995 than in 1996 as a result of reducing inventory levels in 1995. On a combined basis, the Resources Segment's profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

        Interest expense increased by $3.3 million as a result of both an increase in outstanding debt and debt issuance costs related to the October 1996 Southern Region Acquisition. Gain on disposition of assets increased in 1996 primarily as a result of a $105.7 million gain related to the Newport Asset Sale.

        The income allocated to the General Partner increased by $5.3 million during 1996 compared to 1995 as a result of higher quarterly distributions to the Unitholders which increased the incentive distribution paid to the General Partner and an increase in net income. Net income is allocated to the General Partner based on two percent of the Company's net income (adjusted for the incentive distribution paid), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid which totaled $2.00 per Unit for the year ended 1996, compared to $1.90 per Unit in 1995.


1995 COMPARED TO 1994

         Resources Segment revenues increased by $2.6 million, or 0.8%, to $327.0 million in 1995, as compared to $324.4 million in 1994. Such increase was primarily due to a $21.7 million increase in revenues from pulpwood and chip sales offset in part by lower export log sales volume and lower domestic log prices. The increase in pulpwood and chip revenues was due to the addition in 1995 of in-woods chipping operations, which utilize small tops of trees and small trees from thinning operations, and a significant increase in pulp log prices and sales volume as compared to 1994 due to strong pulp and paper markets. Export log sales volume decreased by 18% as compared to 1994 due to the shifting of lower quality export logs to the domestic market as a result of a weaker Japanese economy and a planned reduction in harvest levels. Domestic log prices decreased by 8% as compared to 1994. The decrease was attributable entirely to the Rocky Mountain Region and was due to weak lumber markets and aggressive competition from Canadian lumber producers.

         Resources Segment costs and expenses increased by $14.1 million, or 8.1%, to $187.8 million in 1995 as compared to $173.7 million in 1994. Such increase was primarily due to the costs relating to higher volumes of pulpwood and chip sales.

         Manufacturing Segment revenues increased by $3.5 million, or 0.9%, to $375.7 million in 1995 as compared to $372.2 million in 1994. Such increase was due to an increase in lumber sales volume and a 60% increase in revenues from residual chip sales, offset in part by lower lumber prices and lower MDF sales volume. Lumber sales volume increased by 8% as compared to 1994 due to increased production as a result of the Partnership's new lumber remanufacturing facility, higher productivity due to improved log merchandising specifications and capital improvements, and additional production shifts. Lumber prices decreased by 13% as compared to 1994 due to a weaker housing market as a result of generally slower economic conditions, and increased competition from both Canadian imports and substitute products. While the Partnership's lumber prices are influenced by commodity prices, it is able to maintain sales volume due to its high concentration of sales in the repair and remodel and industrial markets, which are less affected by the slow housing market. MDF sales volume decreased by 15% as compared to 1994 as a result of production downtime associated with weak market conditions and operational issues encountered during the start-up of new high-energy refiners for the Partnership's new MDF(2) product. Residual chip revenues increased due to a substantial increase in prices over 1994 due to strong pulp and paper markets.

         Manufacturing Segment costs and expenses were $340.1 million for each of the years ended 1995 and 1994. Increased costs due to increased lumber sales volumes were offset by lower log costs (14% and 4% lower for lumber and plywood, respectively) and lower MDF production costs as a result of downtime.

         Other Costs and Eliminations reduced operating income by $15.8 million in 1995 as compared to reducing income by $18.8 million in 1994. The variance was primarily due to lower intercompany profit elimination, offset in part by an increase in the intercompany LIFO elimination. On a combined basis, the Resources Segment's profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties. The 1995 intercompany profit elimination was lower than the prior year's due to a decrease in log inventory levels, and a lower log transfer price as a result of a weaker domestic log market. On a combined basis, the LIFO impact related to price fluctuations on the sale of intercompany logs is eliminated. The 1995 intercompany LIFO elimination was greater than the prior year's due to a lower log transfer price, which resulted in a greater decrement in Manufacturing's separate company LIFO reserve as compared to the combined LIFO reserve.

         The income allocated to the General Partner increased by $6.2 million during 1995 compared to 1994 as a result of higher quarterly distributions to the Unitholders which increased the incentive distribution paid to the General Partner. Net income is allocated to the General Partner based on 2% of the Company's net income (adjusted for the incentive distribution paid), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid which totaled $1.90 per Unit for the year ended 1995, as compared to $1.62 per Unit in 1994.

EXPORT SALES

         The Company sells logs and finished wood products for export. These sales are denominated in U.S. dollars and are generally sold to Pacific Rim countries, principally Japan, Canada and Europe. Combined export revenues as a percentage of total revenues were 11%, 13% and 15% for 1996, 1995, and 1994, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash provided by operating activities was $171.9 million, $165.2 million and $155.1 million for 1996, 1995 and 1994, respectively. The increase of $6.7 million in 1996 is primarily a result of increased operating income compared to 1995. In 1994, operating cash flow was reduced by $9.2 million, net of expense, for the funding of certain employee benefit plans. There was no such funding in 1996 or 1995. For further discussion of these benefit plans, see Note 11 of Notes to Combined Financial Statements. On December 31, 1996, the Company had $123.9 million of cash and cash equivalents.

         On October 18, 1996, the Partnership acquired approximately 529,000 acres (plus approximately 9,000 leased acres) of timberland in Louisiana and Arkansas, along with two sawmills, a plywood plant and a nursery in the Southern Region Acquisition for a total purchase price of $540 million, plus $11.9 million for working capital. The Partnership financed the Southern Region Acquisition from cash on hand, including proceeds from certain ordinary course asset dispositions, the proceeds from the Newport Asset Sale, and two new bank credit facilities dated as of October 17, 1996, (the "New Bank Facilities"), consisting of a five-year $400 million unsecured, revolving credit facility (the "New Line of Credit") and an 18-month $250 million unsecured bridge facility (the "Bridge Facility"). The Partnership borrowed $50 million under the Bridge Facility and $322 million under the New Line of Credit to finance the Southern Region Acquisition. No further borrowings are permitted under the Bridge Facility. On October 22, 1996, the Partnership issued 5,600,000 Units for net proceeds of $141.4 million. On November 5, 1996, 115,000 additional Units were issued by the Partnership for net proceeds of $2.9 million. The combined net proceeds were used to repay the Bridge Facility and a portion of the amount outstanding under the New Line of Credit.

         On November 13, 1996, the Partnership issued $200 million of senior notes (the "New Notes") in a private placement. The New Notes have an average life of 13 years and bear interest at a weighted average rate of 7.88% annually. The New Notes are unsecured obligations of the Partnership and the terms of the New Notes are substantially similar to the terms of its existing senior notes. The proceeds from the New Notes were used to repay a portion of the outstanding borrowings under the New Line of Credit. The commitment under the New Line of Credit was reduced to $225 million in November 1996. See Note 2 and 6 of Notes to Combined Financial Statements.

         As of December 31, 1996, the Partnership had $161.0 million outstanding under the New Line of Credit. The New Line of Credit permits the Partnership to borrow up to $225 million for general corporate purposes, including standby letters of credit issued on behalf of the Partnership or Manufacturing. The New Line of Credit matures on December 13, 2001 and bears interest at a floating rate. Borrowings on the New Line of Credit fluctuate daily based on cash needs. As of January 3, 1997, the Partnership had repaid $126.0 million of the borrowings under the New Line of Credit.

         The Company's loan agreements contain certain restrictive covenants, including limitations on harvest levels, sale of assets, cash distributions and the amount of future indebtedness. In addition, the New Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with its debt covenants as of December 31, 1996.

         The Partnership will distribute $0.51 per Unit for the fourth quarter of 1996. The distribution will equal $31.0 million (including $7.4 million to the General Partner), and will be paid on February 28, 1997 to Unitholders of record on February 14, 1997. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

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

         CAPITAL EXPENDITURES. Capital expenditures for the Resources Segment were $6.5 million, $8.5 million and $7.1 million for 1996, 1995 and 1994, respectively, excluding $514.9 million related to the Southern Region Acquisition in 1996. Resources Segment capital expenditures included the construction of logging roads and reforestation. Capital expenditures for the Manufacturing Segment were $12.8 million, $22.2 million and $18.7 million for 1996, 1995 and 1994, respectively, excluding $45.8 million related to the Southern Region Acquisition in 1996. Capital expenditures in 1996 included the purchase and installation of various lumber and plywood optimization projects, as well as replacements and upgrades of other equipment in several of the Conversion Facilities. Capital expenditures have decreased as compared to 1995 and 1994 due to the completion of major improvements at the majority of the manufacturing facilities.

         Planned capital expenditures for the Resources Segment in 1997 are $12 million, primarily for logging roads and reforestation. The Manufacturing Segment's 1997 planned capital expenditures are $12 million which includes various lumber and plywood projects to improve productivity and increase recovery, as well as replacements and upgrades of equipment in several of the Conversion Facilities.

EFFECT OF INFLATION

         During recent years the Company has generally experienced increased costs due to the effect of inflation, particularly in the Manufacturing Segment, on the cost of raw materials, labor, supplies and energy and, in the Resources Segment, on logging and hauling costs. However, the Company utilizes the LIFO inventory valuation method for its raw materials, work-in-process and finished goods inventory which generally matches current costs to current revenues and thus, tends to reflect the impact of inflation on cost of goods sold.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION


                         PLUM CREEK TIMBER COMPANY, L. P.

                          COMBINED STATEMENT OF INCOME

                                                      Year Ended December 31,
                                                   -------------------------------
                                                     1996       1995      1994
                                                   (In Thousands, Except Per Unit)

Revenues .......................................   $633,741   $585,074   $578,657
                                                   --------   --------   --------

Costs and Expenses:
      Cost of Goods Sold .......................   429,897    388,450     375,782
      Selling, General and Administrative ......    38,856     37,648      38,741
                                                  --------   --------    --------
        Total Costs and Expenses ...............   468,753    426,098     414,523
                                                  --------   --------    --------

Operating Income ...............................   164,988    158,976     164,134

Interest Expense ...............................   (50,141)   (46,836)    (47,410)
Interest Income ................................     1,291      1,073         889
Gain (Loss) on Disposition of Assets - Net .....   108,852       (133)     (1,074)
Other Expense - Net ............................               (1,777)     (3,403)
                                                  --------   --------    --------

Income before Income Taxes .....................   224,990    111,303     113,136
Provision for Income Taxes .....................     1,391        572         924
                                                  --------   --------    --------

Net Income .....................................  $223,599   $110,731    $112,212


General Partner Interest .......................    27,777     22,487      16,325
                                                  --------   --------    --------

Net Income Allocable to Unitholders ............  $195,822   $ 88,244    $ 95,887
                                                  ========   ========    ========

Net Income per Unit ............................  $   4.71   $   2.17    $   2.36
                                                  ========   ========    ========

See accompanying Notes to Combined Financial Statements.

                         PLUM CREEK TIMBER COMPANY, L.P.

                             COMBINED BALANCE SHEET


                                                     December 31,
                                           ------------------------------
                                               1996             1995
                                                   (In Thousands)
ASSETS
Current Assets:
   Cash and Cash Equivalents............   $    123,892      $     87,604
   Accounts Receivable..................         23,697            31,750
   Inventories..........................         53,884            47,366
   Timber Contract Deposits.............          5,987             2,320
   Other Current Assets.................         15,025             4,949
                                           ------------      ------------
                                                222,485           173,989

Timber and Timberlands - Net............        922,652           467,992
Property, Plant and Equipment - Net.....        172,688           166,152
Other Assets............................         18,609            17,953
                                           ------------      ------------
Total Assets............................   $  1,336,434      $    826,086
                                           ============      ============

LIABILITIES
Current Liabilities:
   Current Portion of Long-Term Debt....   $     17,400      $     14,100
   Accounts Payable.....................         13,443            15,771
   Interest Payable.....................          9,530             7,543
   Wages Payable........................         13,187            11,513
   Taxes Payable........................          5,275             5,122
   Workers' Compensation Liabilities....          1,450             2,318
   Other Current Liabilities............          9,212             6,081
                                           ------------      ------------
                                                 69,497            62,448

Long-Term Debt..........................        602,400           419,800
Lines of Credit.........................        161,000            97,500
Workers' Compensation Liabilities.......          8,533             8,405
Other Liabilities.......................          3,356             4,065
                                           ------------      ------------
Total Liabilities.......................        844,786           592,218
                                           ------------      ------------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units.................        490,105           234,117
General Partner.........................          1,543              (249)
                                           ------------      ------------
Total Partners' Capital.................        491,648           233,868
                                           ------------      ------------
Total Liabilities and Partners' Capital.   $  1,336,434      $    826,086
                                           ============      ============


See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.

                        COMBINED STATEMENT OF CASH FLOWS

                                                                                    Year Ended December 31,
                                                                          ----------------------------------------
                                                                            1996            1995            1994
                                                                          --------        --------        --------
                                                                                          (In Thousands)
Cash Flows From Operating Activities:
  Net Income ......................................................       $223,599        $110,731        $112,212
  Adjustments to Reconcile Net Income to
   Net Cash Provided By Operating Activities:
     Depreciation, Depletion and Amortization .....................         56,945          54,097          54,143
     Gain on Property Dispositions - Net ..........................       (108,852)         (2,986)           (419)
     Working Capital Changes, net of effect of business
         acquisition and disposition:
      Accounts Receivable .........................................          8,053          (4,884)          1,845
      Inventories .................................................         (1,052)          7,319          (6,583)
      Timber Contract Deposits ....................................          1,663             503             164
      Other Current Assets ........................................        (10,579)           (936)          1,386
      Accounts Payable ............................................         (2,328)          2,540             193
      Interest Payable ............................................          1,987            (138)          4,676
      Wages Payable ...............................................            (77)          2,089            (645)
      Taxes Payable ...............................................           (661)           (972)            446
      Workers' Compensation Liabilities ...........................           (868)           (292)
      Other Current Liabilities ...................................          2,148            (697)         (1,560)
     Funding of Benefit Plans - Net ...............................          4,375           2,411          (9,198)
     Other ........................................................         (2,405)         (3,571)         (1,545)
                                                                          --------        --------        --------
  Net Cash Provided By Operating Activities .......................        171,948         165,214         155,115
                                                                          --------        --------        --------

Cash Flows From Investing Activities:
  Southern Region Acquisition .....................................       (555,966)
  Proceeds from Newport Asset Sale ................................        148,676
  Additions to Other Properties ...................................        (19,280)        (30,683)        (25,837)
  Proceeds from Other Property Dispositions .......................          7,329           6,777           4,472
  Other ...........................................................                         (1,806)            458
                                                                          --------        --------        --------
  Net Cash Used In Investing Activities ...........................       (419,241)        (25,712)        (20,907)
                                                                          --------        --------        --------

Cash Flows From Financing Activities:
  Cash Distributions ..............................................       (110,116)        (99,840)        (81,790)
  Borrowings on Lines of Credit and Bridge Facility ...............        948,250         399,000         368,345
  Payments on Lines of Credit and Bridge Facility .................       (884,750)       (399,000)       (530,846)
  Issuance of Long-Term Debt ......................................        200,000                         150,000
  Retirement of Long-Term Debt ....................................        (14,100)        (13,000)        (13,000)
  Issuance of Limited Partner Units ...............................        144,297
                                                                          --------        --------        --------
  Net Cash Provided By (Used In)
    Financing Activities ..........................................        283,581        (112,840)       (107,291)
                                                                          --------        --------        --------
Increase in Cash
   and Cash Equivalents ...........................................         36,288          26,662          26,917
Cash and Cash Equivalents:
   Beginning of Year ...............................................        87,604          60,942          34,025
                                                                          --------        --------        --------

   End of Year .....................................................      $123,892        $ 87,604        $ 60,942
                                                                          ========        ========        ========

Supplementary Cash Flow Information
  Interest Paid ...................................................       $ 46,635        $ 46,904        $ 42,734
  Income Taxes Paid - Net .........................................       $    972        $    952        $    973



See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.

                     NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE 1.  ACCOUNTING POLICIES

         BASIS OF PRESENTATION. Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage and operate approximately 2.4 million acres of timberland and twelve wood products conversion facilities in the northwestern and southeastern United States. See
Note 2 to Notes to Combined Financial Statements. The Partnership owns 98 percent of Manufacturing and 96 percent of Marketing. Plum Creek Management Company, L.P. (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining two percent general partner interest of Manufacturing and four percent of Marketing. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing. "Resources Segment" refers to the timber and land management business of the Partnership, and "Manufacturing Segment" refers to the combined businesses of Manufacturing and Marketing.

         The Resources Segment grows and harvests timber for sale in export markets, primarily Pacific Rim countries, and domestic markets, primarily in Arkansas, Idaho, Louisiana, Montana and Washington. The Manufacturing Segment produces a wide variety of lumber, plywood and medium density fiberboard ("MDF") products. The Manufacturing Segment targets these products to retail home centers and various specialty niche markets as well as housing related markets. The principal markets for lumber and plywood products are in the United States and, to a lesser extent, Pacific Rim countries and Europe. MDF markets primarily consist of North America and, to a lesser extent, Pacific Rim countries.

         The combined financial statements of the Company include all the accounts of the Partnership, Manufacturing and Marketing. All significant intercompany transactions have been eliminated in combination. Certain financial statement reclassifications have been made to the 1995 and 1994 amounts presented for comparability purposes and have no impact on net income.

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

         NET INCOME PER UNIT. Net income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Partnership net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 41,619,803, 40,608,300 and 40,608,300 for the years ended December 31, 1996, 1995 and 1994, respectively.

         REVENUE RECOGNITION. Revenues received from the sale of logs, wood products and by-products, primarily wood chips, are generally recorded as revenue at the time of shipment. Sales are denominated in U.S. dollars. Sales of timberlands identified by the Partnership as higher and better use lands (for use other than for forest management purposes) are included in revenues when the sale is consummated.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Substantially all of the cash and cash equivalents are deposited with one financial institution.

         INVENTORIES. Logs, work-in-process, and finished goods inventories are stated at the lower of cost or market on the last-in, first-out ("LIFO") method. Cost for manufactured inventories includes raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories includes timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead. The average cost method is used to value the Company's supplies inventories.

         TIMBER AND TIMBERLANDS. Timber and timberlands, including logging roads, are stated at cost less depletion for timber previously harvested and accumulated amortization. Cost of the Partnership's timber harvested is determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. For timberlands located in the southern United States, estimates of future growth and costs related thereto are also made. The cost of logging roads is amortized over the estimated useful life on a straight-line basis.

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

         INCOME TAXES. The Partnership and Manufacturing are not subject to federal income tax and their income or loss is included in the tax returns of individual Unitholders. The Partnership files composite returns in the states in which it does business, paying taxes on behalf of nonresident Unitholders. State taxes paid on behalf of nonresident Unitholders are included in other expense. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis.

         UNIT-BASED COMPENSATION PLANS. The Company accounts for Unit-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") for the year ended December 31, 1996.

The difference between compensation cost under APB 25 and FAS 123 is not material. See Note 11 to Notes to Combined Financial Statements for discussion of the above referenced plans.

NOTE 2.  ACQUISITION AND DISPOSITION

         On October 18, 1996, the Partnership acquired approximately 529,000 acres (plus approximately 9,000 leased acres) of timberlands in Louisiana and Arkansas, along with two sawmills, a plywood plant and a nursery from Riverwood International Corporation for a total cash purchase price of $540 million, plus $11.9 million for working capital (the "Southern Region Acquisition"). The acquisition was accounted for as a purchase and the operations of the business acquired have been included in the Company's combined financial statements from the date of acquisition. The total purchase price of $560.7 million, including $4.1 million of acquisition costs and $4.7 million of assumed liabilities, was allocated as follows (in thousands):

Timber and Timberlands                                            $508,834
Property, Plant and Equipment                                       33,477
Other Assets                                                        18,429
                                                                  --------
Total Assets Acquired                                             $560,740
                                                                  ========
Total Liabilities Assumed                                         $  4,745
                                                                  ========

         The Southern Region Acquisition was initially financed with the New Bank Facilities (see Note 6 to Notes to Combined Financial Statements) and cash on hand, including the proceeds from the Newport Asset Sale (discussed below). The proceeds from the issuance of Limited Partner Units (see Note 8 to Notes to Combined Financial Statements) and the Senior Notes due 2016 (see Note 6 to Notes to Combined Financial Statements) were used to repay a portion of the New Bank Facilities.

         The unaudited combined results of operations of the Company on a pro forma basis as though the Southern Region Acquisition, the issuance of Limited Partner Units and borrowings on the New Bank Facilities and Senior Notes due 2016 had occurred as of the beginning of the years ended December 31, 1996 and 1995 are as follows (in thousands, except per Unit):

                                                                        1996               1995
                                                                        ----               ----
Revenues                                                             $771,153             $756,569
Net Income                                                            240,540              122,653
Net Income Allocable to Unitholders                                   210,080               97,073
Net Income per Unit                                                  $   4.54             $   2.10

         The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the Southern Region Acquisition occurred as of those dates or of results which may occur in the future.

         On October 11, 1996, the Company consummated the sale to Stimson Lumber Company ("Stimson") of 107,000 acres of timberland in northeastern Washington and northern Idaho and its sawmill near Colville, Washington (the "Newport Asset Sale") for approximately $141.9 million, plus $8.7 million for working capital as of the closing date. The Company used the net proceeds from the Newport Asset Sale to pay a portion of the purchase price for the Southern Region Acquisition. The sale resulted in a net gain of approximately $105.7 million, net of expenses of approximately $2.0 million.

NOTE 3.  ACCOUNTS RECEIVABLE

         Accounts receivable were presented net of allowances for doubtful accounts of $1,425,000 and $1,316,000 at December 31, 1996 and 1995,
respectively.

NOTE 4.  INVENTORIES

         Inventories consisted of the following at December 31 (in thousands):

                                                         1996              1995
                                                         ----              ----

Raw materials (logs) .......................           $23,171           $18,967
Work-in-process ............................             7,227             5,798
Export logs ................................             1,048               420
Finished goods .............................            15,034            16,012
                                                       -------           -------
                                                        46,480            41,197
Supplies ...................................             7,404             6,169
                                                       -------           -------
Total ......................................           $53,884           $47,366
                                                       =======           =======

         Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at December 31, 1996 and 1995 was $46.4 million and $46.3 million, respectively.

NOTE 5.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following at December 31 (in thousands):


                                                          1996            1995
                                                          ----            ----
Timber and logging roads - net ...............         $824,160         $423,475
Timberlands ..................................           98,492           44,517
                                                       --------         --------
Timber and Timberlands - net .................         $922,652         $467,992
                                                       ========         ========

Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                        1996              1995
                                                        ----              ----
Land, buildings and improvements .............       $  60,173        $  50,056
Machinery and equipment ......................         229,513          227,598
                                                     ---------        ---------
                                                       289,686          277,654
Accumulated depreciation .....................        (116,998)        (111,502)
                                                     ---------        ---------
Property, Plant and Equipment - net ..........       $ 172,688        $ 166,152
                                                     =========        =========


NOTE 6.  BORROWINGS

         Long-term debt and lines of credit consisted of the following at December 31 (in thousands):

                                                             1996         1995
                                                             ----         ----
Senior Notes due 2007 ................................   $ 138,600    $ 145,200
Senior Notes due 2009  ...............................     150,000      150,000
First Mortgage Notes .................................     131,200      138,700
Senior Notes due 2016 ................................     200,000
Lines of Credit ......................................     161,000       97,500
                                                         ---------    ---------
Total Long-term Debt .................................     780,800      531,400
Less: Current Portion ................................     (17,400)     (14,100)
                                                         ---------    ---------
Long-Term Portion ....................................   $ 763,400    $ 517,300
                                                         =========    =========

         In October 1996, the Partnership entered into two new bank credit facilities (the "New Bank Facilities"), consisting of a five-year $400 million unsecured, revolving credit facility (the "New Line of Credit") and an 18-month $250 million unsecured bridge facility (the "Bridge Facility") which were used to finance a portion of the Southern Region Acquisition. On October 28, 1996, the Bridge Facility was terminated and on November 13, 1996 the commitment under the New Line of Credit was reduced to $225 million, including standby letters of credit issued on behalf of the Partnership or Manufacturing. The New Line of Credit matures on December 13, 2001 and bears interest at a floating rate (7.0% as of December 31, 1996). The weighted average interest rate for borrowings under the New Line of Credit during 1996 was 6.0%. Borrowings on the New Line of Credit fluctuate daily based on cash needs. As of January 3, 1997, the Partnership had repaid $126.0 million of the borrowings under the New Line of Credit.

         The New Line of Credit replaced two revolving credit facilities which allowed the Partnership to borrow up to $135 million and matured through October 2000. The revolving credit facilities bore interest at a variable rate (6.5% as of December 31, 1995).

         On November 13, 1996, the Partnership issued $200 million of senior notes (the "Senior Notes due 2016") in a private placement. The Senior Notes due 2016 mature in 2006 through 2016 and bear interest at rates ranging from 7.74% through 8.05%, payable semiannually. The proceeds from the Senior Notes due 2016 were used to repay a portion of the outstanding borrowings under the New Line of Credit.

         On August 1, 1994, the Partnership issued $150 million of senior notes due in full on August 1, 2009 (the "Senior Notes due 2009") which bear interest at 8.73%, payable semiannually. The proceeds obtained from the issuance of the Senior Notes due 2009 were used to refinance a portion of the $260 million line of credit incurred to finance the November 1, 1993 Montana Timberland Acquisition.

         The Senior Notes due 2007 and the First Mortgage Notes bear interest of 11.125%, payable semiannually. The Senior Notes and the First Mortgage Notes (collectively, the "Note Agreements") are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturity as the Note Agreements. At December 31, 1996 and 1995, the premium that would have been due upon early retirement would have approximated $99 million and $119 million, respectively. The three series of senior notes are unsecured. The First Mortgage Notes are collateralized by a significant portion of the property, plant and equipment of Manufacturing and are guaranteed by the Partnership.

         The annual principal payments on the Note Agreements and mandatory principal payments under the New Line of Credit are as follows (in thousands):


                                                         Note         New Line
                                                      Agreements      Of Credit
                                                      ----------      ---------
         1997                                          $  17,400
         1998                                             18,400
         1999                                             18,400
         2000                                             26,950
         2001                                             26,950       $ 161,000
         Thereafter                                      511,700

         All principal and interest payments due under the Note Agreements are nonrecourse to the General Partner.

         The Note Agreements and the New Line of Credit contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the amount of future indebtedness. In addition, the New Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with such covenants at December 31, 1996 and 1995.

NOTE 7.  FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the Company's debt, based on current interest rates for similar obligations with like maturities, was approximately $842 million and $615 million and was carried at $781 million and $531 million as of December 31, 1996 and 1995, respectively.

NOTE 8.  PARTNERS' CAPITAL

            The changes in Partners' Capital were as follows (in thousands):

                                            Limited       General
                                            Partners     Partner         Total
                                          ---------     ---------     ---------
January 1, 1994 ......................    $ 192,925     $    (370)    $ 192,555
Net Income ...........................       95,887        16,325       112,212
Cash Distributions ...................      (65,784)      (16,006)      (81,790)
                                          ---------     ---------     ---------
December  31, 1994 ...................      223,028           (51)      222,977
Net Income ...........................       88,244        22,487       110,731
Cash Distributions ...................      (77,155)      (22,685)      (99,840)
                                          ---------     ---------     ---------
December 31, 1995 ....................      234,117          (249)      233,868
Net Income ...........................      195,822        27,777       223,599
Cash Distributions ...................      (84,131)      (25,985)     (110,116)
Issuance of Limited Partner Units ....      144,297                     144,297
                                          ---------     ---------     ---------
December 31, 1996 ....................    $ 490,105     $   1,543     $ 491,648
                                          =========     =========     =========

         The total number of Units outstanding at December 31, 1996 and 1995 was 46,323,300 and 40,608,300, respectively. On October 22, 1996, the Partnership issued 5,600,000 Units for net proceeds of $141.4 million. On November 5, 1996, 115,000 additional Units were issued by the Partnership for net proceeds of $2.9 million. The combined proceeds are net of issuance costs of $8.6 million. The combined net proceeds were used to repay the Bridge Facility and a portion of the amounts outstanding under the New Line of Credit.

         In accordance with the Partnership Agreement, the General Partner is authorized to make quarterly cash distributions. For the years ended December 31, 1996, 1995 and 1994, the General Partner declared $2.02, $1.96 and $1.67 per Unit, respectively, to be paid to the Partnership's Unitholders. If quarterly cash distributions exceed $0.21-2/3 per Unit, the General Partner is provided with an incentive distribution. See Note 11 to Notes to Combined Financial Statements.

NOTE 9.  INCOME TAXES

        The provision for income taxes was as follows (in thousands):


                                                     Year Ended December 31,
                                            ------------------------------------
                                              1996          1995           1994
                                             -----         -----          -----
Current Federal ...................         $1,201         $  464         $  829
Current State .....................            190            108             95
                                            ------         ------         ------
Total .............................         $1,391         $  572         $  924
                                            ======         ======         ======


         Reconciliation of the federal statutory rate to the effective income tax rate was as follows:

                                                                         1996     1995     1994
                                                                         ----     ----     ----
Statutory tax rate .................................................     35.0%    35.0%    35.0%
State tax net of federal tax benefit ...............................      0.1      0.1      0.1
Nontaxable partnership income ......................................    (34.6)   (34.1)   (33.6)
Net operating loss carryforward ....................................      0.0      0.0     (0.7)
Other ..............................................................      0.1     (0.5)     0.0
                                                                         ----     ----     ----
Effective tax rate .................................................      0.6%     0.5%     0.8%
                                                                         ----     ----     ----


NOTE 10.  EMPLOYEE PENSION AND RETIREMENT PLANS

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

         The following table sets forth the funded status of the Company's pension plan at December 31 (in thousands):


                                                           1996       1995
                                                           ----       ----
Actuarial present value of benefit obligations:
    Vested ..........................................   $ 34,704    $ 36,431
    Non-vested ......................................        882         926
                                                        --------    --------
Accumulated benefit obligation ......................   $ 35,586    $ 37,357
                                                        ========    ========

Projected benefit obligation ........................   $ 44,386    $ 46,979
Plan assets, primarily marketable equity and debt
    securities, at fair market value ................     48,300      40,576
                                                        --------    --------
Projected benefit obligation in excess of plan assets      3,914      (6,403)
Unrecognized net loss ...............................      2,954      12,554
Prior service cost not yet recognized ...............     (1,200)        (78)
                                                        --------    --------
Prepaid pension cost ................................   $  5,668    $  6,073
                                                        ========    ========

The components of the Company's pension cost were as follows (in thousands):


                                                    Year Ended December 31,
                                                  --------------------------
                                                  1996       1995       1994
                                                  ----       ----       ----
Service cost ................................   $ 1,910    $ 1,277    $ 1,441
Interest cost on projected benefit obligation     3,103      2,886      2,709
Actual return on plan assets ................    (7,568)    (6,210)       432
Net amortization and deferral ...............     4,548      3,273     (2,715)
                                                -------    -------    -------
Net pension cost ............................   $ 1,993    $ 1,226    $ 1,867
                                                =======    =======    =======

         The following assumptions were used in the accounting for the Company's pension plan as of December 31:

                                                     1996   1995   1994
                                                     ----   ----   ----
Weighted average discount rate .................     7.5%   7.0%   8.5%
Rate of increase in compensation levels ........     5.0%   5.0%   5.0%
Expected long-term rate of return on plan assets     8.5%   8.5%   8.0%

         The Company adopted two nonqualified defined benefit pension plans for executives and key management employees effective January 1, 1993 and January 1, 1994, respectively. The projected benefit obligation for these plans was $4.4 million as of December 31, 1996 and 1995. The Company's pension expense for these plans was $0.9 million, $0.6 million and $0.8 million for 1996, 1995 and 1994, respectively.

         THRIFT AND PROFIT SHARING PLAN. The Company sponsors an employee thrift and profit sharing plan under section 401 of the Internal Revenue Code. This plan covers substantially all full-time employees. The Company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon the Company's financial performance. Amounts charged to expense were $2.6 million, $2.7 million and $2.0 million during 1996, 1995 and 1994, respectively.

         OTHER BENEFIT PLANS. Certain executives and key employees of the General Partner participate in incentive benefit plans established by the General Partner which provide for the granting of Units and/or cash bonuses upon meeting performance objectives. See Note 11 to Notes to Combined Financial Statements.

NOTE 11.  RELATED-PARTY TRANSACTIONS

         The General Partner has overall responsibility for the management of the Company. The General Partner has a two percent general partner interest in the income and cash distributions of the Partnership, subject to certain adjustments, and owns two percent and four percent interests in Manufacturing and Marketing, respectively. The Company reimburses the General Partner for the actual cost of administering its businesses. Amounts reimbursed to the General Partner for such costs were $5.7 million, $5.6 million and $5.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         Effective October 1, 1993, the General Partner established a Long-Term Incentive Plan ("LTIP") which authorizes granting up to 2,000,000 Unit Appreciation Rights ("UARs") to certain executives of the General Partner. When any of five Unit Value Targets ("UVTs") established by the LTIP are met through a combination of Unit market appreciation plus Partnership cash distributions, a percentage of the UARs is triggered and Units are credited to the executives' accounts. The performance period under the LTIP during which UVTs may be met ends December 31, 1998, at which time any earned Units will be distributed. Earned Units generally vest at the end of the performance period. Costs incurred by the General Partner in administering and funding the LTIP are borne by the Partnership.

         The General Partner has granted 1,382,267 UARs, net of forfeitures, which could result in a total of 695,085 Units being earned under the LTIP if all UVTs were met. Units in the executives' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. As of December 31, 1996, three UVTs had been achieved and 309,737 Units had been allocated to the executives' accounts. Total compensation expense with respect to the achievement of these three UVTs will be approximately $8.3 million, of which $3.1 million, $1.0 million and $0.8 million was recognized in 1996, 1995 and 1994, respectively. The remaining compensation expense of $3.4 million will be recognized over the remaining performance period ending December 31, 1998.

         Effective January 1, 1994, the General Partner established a Key Employee Long-Term Incentive Plan ("KLTIP") for certain of its other key employees which authorizes granting up to 500,000 UARs. The KLTIP provisions are similar to the LTIP described above. The General Partner has granted 391,334 UARs, net of forfeitures, which could result in a total of 196,786 Units being earned under the KLTIP if all UVTs were met. Units in the participants' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. As of December 31, 1996, three UVTs had been achieved and 77,910 Units had been allocated to the key employees' accounts. Total compensation expense with respect to the achievement of these three UVTs will be approximately $2.1 million, of which $0.8 million and $0.5 million was recognized in 1996 and 1995, respectively. The remaining compensation expense of $0.8 million will be recognized over the remaining performance period ending December 31, 1998. Costs incurred by the General Partner in administering and funding the plan are borne by the Partnership.

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

         Effective January 1, 1994, the General Partner established a Management Incentive Plan ("MIP") for certain executives of the General Partner. An annual bonus of up to 100% of the respective executive's base salary may be awarded if certain performance objectives established by the General Partner are met by the Company and by the executive. One-half of the bonus will be paid annually in cash and the remaining half will be converted into Units at fair market value and will be distributed at the end of three years. Units in executives' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. Costs incurred in administering and funding the MIP have been borne by the General Partner.

         Net income is allocated to the General Partner based on two percent of the Company's combined net income (adjusted for the incentive distribution), plus the incentive distribution, as provided by the Partnership Agreement. The incentive distributions paid in 1996, 1995 and 1994 were approximately $23.8 million, $20.7 million and $14.4 million, respectively.

         Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the General Partner have a duty to manage the Company in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company. Related non-interest bearing receivables and payables between the General Partner and the Company are settled in the ordinary course of business. As of December 31, 1996, the Company had a receivable from the General Partner of $168,600. As of December 31, 1995, the Company had a payable to the General Partner of $42,000.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

         A portion of the Company's log requirements is acquired through contracts with public and private sources. Except for required deposits, no amounts are recorded until such time as the Company harvests the timber. At December 31, 1996 and 1995, the unrecorded amounts of those contract commitments were approximately $14.6 million and $18.2 million, respectively. During 1993, the Partnership entered into a log sourcing contract to sell logs to a customer over a ten-year period ending in 2003, at prevailing market rates. The Partnership has an annual commitment to supply pulpwood and residual chips to a customer for a twenty-year period ending in 2016, at prevailing market rates.

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

         The Company leases buildings and equipment under non-cancelable operating lease agreements. The Company's operating lease expense was $2.3 million, $2.2 million and $1.8 million for 1996, 1995 and 1994, respectively. The following summarizes the future minimum lease payments (in thousands):

                         1997 ...............   $ 3,066
                         1998 ...............     2,636
                         1999 ...............     1,676
                         2000 ...............     1,342
                         2001 ...............       887
                         Thereafter               2,121
                                                -------
                         Total ..............   $11,728
                                                =======

NOTE 13.  SEGMENT INFORMATION

                                              YEAR ENDED DECEMBER 31,
                                                  (In Thousands)

                                        1996            1995              1994
                                        ----            ----              ----
Revenues
  Resources ....................    $   369,335     $   327,043     $   324,426
  Manufacturing ................        387,875         375,677         372,248
  Eliminations .................       (123,469)       (117,646)       (118,017)
                                    -----------     -----------     -----------
                                    $   633,741     $   585,074     $   578,657
                                    ===========     ===========     ===========
Operating Income
  Resources ....................    $   163,306     $   139,192     $   150,730
  Manufacturing ................         22,516          35,567          32,175
  Other and Eliminations .......        (20,834)        (15,783)        (18,771)
                                    -----------     -----------     -----------
                                    $   164,988     $   158,976     $   164,134
                                    ===========     ===========     ===========
Depreciation, Depletion and
Amortization
  Resources ....................    $    36,160     $    35,394     $    36,782
  Manufacturing ................         20,785          18,703          17,361
                                    -----------     -----------     -----------
                                    $    56,945     $    54,097     $    54,143
                                    ===========     ===========     ===========
Identifiable Assets
  Resources ....................    $ 1,098,203     $   604,510     $   617,934
  Manufacturing ................        262,380         244,877         247,415
  Eliminations .................        (24,149)        (23,301)        (39,129)
                                    -----------     -----------     -----------
                                    $ 1,336,434     $   826,086     $   826,220
                                    ===========     ===========     ===========
Capital Expenditures
  Resources ....................    $     6,470     $     8,481     $     7,139
  Manufacturing ................         12,810          22,202          18,698
                                    -----------     -----------     -----------
                                    $    19,280     $    30,683     $    25,837
                                    ===========     ===========     ===========

         Revenues include both sales to unaffiliated customers and intersegment sales. Intersegment sales prices are determined quarterly, based upon estimated market prices and terms in effect at that time and are eliminated in combination. Intersegment sales from the Resources Segment to the Manufacturing Segment were $123.5 million, $117.6 million and $118.0 million for 1996, 1995 and 1994, respectively.

         Operating income from the Resources Segment includes land sales of $35.4 million, $1.6 million and $1.9 million, for 1996, 1995 and 1994, respectively. Combined export revenues, primarily to Pacific Rim countries, as a percentage of total revenues were 11%, 13% and 15%, for 1996, 1995 and 1994, respectively. During 1995 and 1994, net sales to one Resources Segment customer were approximately 10% and 11% of combined revenues, respectively.

         Capital expenditures do not include $514.9 million and $45.8 million in 1996 for the Resources Segment and Manufacturing Segment, respectively, related to the Southern Region

Acquisition.


NOTE 14.  SUBSEQUENT EVENT

         On January 21, 1997, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.51 per Unit for the fourth quarter of 1996. Total distributions will approximate $31.0 million (including $7.4 million to the General Partner) and will be paid on February 28, 1997 to Unitholders of record on February 14, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Unitholders and Directors of the General Partner of Plum Creek Timber Company, L.P.


We have audited the accompanying combined balance sheet of Plum Creek Timber Company, L.P. as of December 31, 1996 and 1995, and the related combined statements of income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Plum Creek Timber Company, L.P. at December 31, 1996 and 1995, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.


Coopers & Lybrand L.L.P.
Seattle, Washington
January 21, 1997

                              REPORT OF MANAGEMENT



         The management of Plum Creek Timber Company, L.P. is responsible for the preparation, fair presentation, and integrity of the information contained in the financial statements in this Annual Report on Form 10-K. These statements have been prepared in accordance with generally accepted accounting principles and include amounts determined using management's best estimates and judgements.

         The Company maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are recorded properly to produce reliable financial records. The system of internal controls includes appropriate divisions of responsibility, established policies and procedures (including a code of conduct to foster a strong ethical climate) that are communicated throughout the Company, and careful selection, training and development of our people. The Company conducts a corporate audit program to provide assurance that the system of internal controls is operating effectively.

         Our independent certified public accountants have performed audit procedures deemed appropriate to obtain reasonable assurance that the financial statements are free of material misstatement.

         The Board of Directors provides oversight to the financial reporting process through its Audit and Compliance Committee, which meets regularly with management, corporate audit, and the independent certified public accountants to review the activities of each and to ensure that each is meeting its responsibilities with respect to financial reporting and internal controls.


/s/ RICK R. HOLLEY

Rick R. Holley
President and Chief Executive Officer


/s/ DIANE M. IRVINE

Diane M. Irvine
Vice President and Chief Financial Officer

SUPPLEMENTARY FINANCIAL INFORMATION

                                          Combined Quarterly Information
                                                    (Unaudited)
                                          (In Thousands, Except per Unit)

1996                                 1st Qtr     2nd Qtr     3rd Qtr     4th Qtr(2)
----                                 -------     -------     -------    --------
Revenues .......................    $127,694    $138,744    $173,039    $194,264
Operating Income ...............      27,398      32,750      48,449      56,391
Net Income .....................      15,915      20,977      36,776     149,931
Net Income Allocable
 to Unitholders ................      10,197      15,158      30,198     140,269
Net Income per Unit(1) .........    $   0.25    $   0.37    $   0.75    $   3.14

1995                                 1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
----                                 -------     -------     -------     --------
Revenues .......................    $144,094    $139,372    $152,296    $149,312
Operating Income ...............      40,958      36,655      42,382      38,981
Net Income .....................      28,392      24,534      30,173      27,632
Net Income Allocable
 to Unitholders ................      23,751      18,644      24,170      21,679
Net Income per Unit ............    $   0.58    $   0.46    $   0.60    $   0.53

(1) Net income per Unit is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per Unit does not equal the total computed for the year due to the issuance of Units during the fourth quarter of 1996. See Note 8 to Notes to Combined Financial Statements.

(2) Included in fourth quarter 1996 results of operations was a gain of $105.7 million related to the Newport Asset Sale.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         (1)  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

         The following combined financial statements of the Company are included in Part II, Item 8 of this Form 10-K:

     Combined Statement of Income ....................................  28
     Combined Balance Sheet ..........................................  29
     Combined Statement of Cash Flows ................................  30
     Notes to Combined Financial Statements ..........................  31
     Report of Independent Accountants ...............................  45
     Report of Management ............................................  46
     Supplementary Financial Information .............................  47

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

3.1               Amended and Restated Agreement of Limited Partnership of Plum Creek Timber Company,
                  L.P. dated June 8, 1989, as amended and restated through October 17, 1995 (Form 10-Q,
                  No. 1-10239, for the quarter ended September 31, 1995).

3.2               Certificate of Limited Partnership of Plum Creek Timber Company, L.P., as filed with the
                  Secretary of State of the state of Delaware on April 12, 1989 (Form S-1,  Regis. No.
                  33-28094, filed May 1989).

4.1               Form of Deposit Agreement by and among Plum Creek Timber Company, L.P. and The First
                  National Bank of Boston, dated as of May 1989, (Form S-1, Regis. No. 33-28094, filed May
                  1989).

4.2               Form of Transfer Application (Form S-1,  Regis. No. 33-28094, filed May 1989).

4.3               Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007,
                  Plum Creek Timber Company, L. P. (Form 10-Q, No. 1-10239, for the quarter ended June


                  30, 1989).  Amendment No. 1, consent and waiver dated January 1, 1991 to Senior Note
                  Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek
                  Timber Company, L.P. (Form 8 Amendment No. 1, for the year ended December 31, 1990).
                  Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note
                  Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993).
                  Amendment No. 3, Senior Note Agreement Amendment dated May 20, 1994 (Form 10-K/A,
                  Amendment No. 1, for the year ended December 31, 1994).  Senior Note Agreement
                  Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30,
                  1996).

4.4               Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due
                  June 8, 2007, Plum Creek Manufacturing, Inc. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989).  Amendment No. 1, consent and waiver dated January 1, 1991 to
                  Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due
                  June 8, 2007, Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P.  (Form
                  8 Amendment No. 1, for the year ended December 31, 1990).  Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage Note Agreement (Form 10-K/A,
                  Amendment No. 1, for the year ended December 31, 1993).  Amendment No. 3, Mortgage
                  Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).  Amendment to Mortgage Note Agreement dated June
                  15, 1995 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995).   Mortgage
                  Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996).

4.5               Senior Note Agreement, dated August 1, 1994, 8.73% Senior Notes due August 1, 2009,
                  Plum Creek Timber Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended
                  December 31, 1994).  Senior Note Agreement Amendment dated as of October 15, 1995
                  (Form 10-K, No. 1-10239, for the year ended December 31, 1995).  Senior Note Agreement
                  Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30,
                  1996).

4.6*              Senior Note Agreement, dated as of November 13, 1996, $75 million Series A due
                  November 13, 2006, $25 million Series B due November 13, 2008, $75 million Series C due
                  November 13, 2011, $25 million Series D due November 13, 2016.  See attached exhibit.

10.1*             Revolving Credit and Bridge Loan Agreement dated as of October 17, 1996 among Plum
                  Creek Timber Company, L.P., Bank of America National Trust and Savings Association, as
                  Agent, and the Other Financial Institutions Party Hereto.  See attached exhibit.

10.2*             Amended and Restated Revolving Credit Agreement dated as of December 13, 1996 among
                  Plum Creek Timber Company, L.P., Bank of America National Trust and Savings
                  Association, as Agent, NationsBank of North Carolina, N.A., as senior co-agent and the
                  Other Financial Institutions Party Hereto.  See attached exhibit.

10.3+             Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).  First Amendment to the Plum Creek Supplemental Benefits
                  Plan (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995).

10.4+             Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A,
                  Amendment No. 1, for the year ended December 31, 1993).  First Amendment to the Plum
                  Creek Management Company, L.P. Long-Term Incentive Plan (Form 10-Q, No. 1-10239,

                  for the quarter ended September 30, 1995).

10.5+             Management Incentive Plan, Plum Creek Management Company, L.P.
                  (Form 10-K/A, Amendment No. 1, for the year ended December 31,
                  1993).

10.6+             Executive and Key Employee Salary and Incentive Compensation
                  Deferral Plan, Plum Creek Management Company, L.P. (Form
                  10-K/A, Amendment No. 1, for the year ended December 31,
                  1994).

10.7+             Deferred Compensation Plan for Directors, PC Advisory Corp. I
                  (Form 10-K/A, Amendment No. 1, for the year ended December 31,
                  1994).

10.8+* Plum Creek Director Unit Ownership and Deferral Plan. See attached exhibit.

21                Subsidiaries of the Registrant.   (Form 8 Amendment No. 1, for
                  the year ended December 31, 1990).

27*               Financial Data Schedule for the year ended December 31, 1996.
                  See attached exhibit.



(B)  REPORTS ON FORM 8-K

         The Partnership filed a current report on Form 8-K dated October 11, 1996, in which it reported the Southern Region Acquisition and the Newport Asset Sale and related pro forma financial information under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits.

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


                        PLUM CREEK TIMBER COMPANY, L. P.

                                 (Registrant)

                                       By:  Plum Creek Management Company, L.P.
                                            as General Partner



                                       BY:    /s/ RICK R. HOLLEY
                                          --------------------------------------
                                                  Rick R.  Holley
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated, on behalf of, as applicable, Plum Creek Management Company, L.P., the registrant's general partner, and/or PC Advisory Corp. I, the general partner of the managing general partner of the registrant's general partner.


By /s/  DAVID D. LELAND        Chairman of the Board of         January 21, 1997
  ------------------------     Directors, PC Advisory Corp. I
        David D. Leland

By /s/  IAN B. DAVIDSON        Director, PC Advisory Corp. I    January 21, 1997
  ------------------------
        Ian B. Davidson

By /s/  GEORGE M. DENNISON     Director, PC Advisory Corp. I    January 21, 1997
  ------------------------
        George M. Dennison

By /s/  CHARLES P. GRENIER     Executive Vice President, Plum   January 21, 1997
  ------------------------     Creek Management Co., L.P.
        Charles P. Grenier     Director, PC Advisory Corp. I


By /s/  RICK R. HOLLEY         President and Chief Executive    January 21, 1997
  ------------------------     Officer, Plum Creek Management
        Rick R. Holley         Co., L.P.
                               Director, PC Advisory Corp. I

By /s/ WILLIAM E. OBERNDORF  Director, PC Advisory Corp. I      January 21, 1997
  ------------------------
       William E. Oberndorf

By /s/ WILLIAM J. PATTERSON  Director, PC Advisory Corp. I      January 21, 1997
  ------------------------
       William J. Patterson

By /s/ JOHN H. SCULLY        Director, PC Advisory Corp. I      January 21, 1997
  ------------------------
       John H. Scully

By /s/ DIANE M. IRVINE       Vice President and Chief           January 21, 1997
  ------------------------   Financial Officer, Plum Creek
       Diane M. Irvine       Management Co., L.P. (Principal
                             Financial and Accounting Officer)

                                INDEX TO EXHIBITS

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

3.1               Amended and Restated Agreement of Limited Partnership of Plum Creek Timber Company, L.P.
                  dated June 8, 1989, as amended and restated through October 17, 1995 (Form 10-Q, No. 1-10239, for the quarter ended September 31, 1995).

3.2               Certificate of Limited Partnership of Plum Creek Timber Company, L.P., as filed with the Secretary of State of the state of Delaware on April 12, 1989 (Form S-1,  Regis. No. 33-28094, filed May 1989).

4.1               Form of Deposit Agreement by and among Plum Creek Timber Company, L.P. and The First National
                  Bank of Boston, dated as of May 1989, (Form S-1, Regis. No. 33-28094, filed May 1989).

4.2               Form of Transfer Application (Form S-1,  Regis. No. 33-28094, filed May 1989).

4.3               Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum
                  Creek Timber Company, L. P. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989).
                  Amendment No. 1, consent and waiver dated January 1, 1991 to Senior Note Agreement, dated May
                  31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company, L.P. (Form
                  8 Amendment No. 1, for the year ended December 31, 1990).  Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note Agreement (Form 10-K/A, Amendment No. 1, for the
                  year ended December 31, 1993).  Amendment No. 3, Senior Note Agreement Amendment dated May
                  20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).  Senior Note
                  Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June
                  30, 1996).

4.4               Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8,
                  2007, Plum Creek Manufacturing, Inc. (Form 10-Q, No. 1-10239, for the quarter ended June 30,
                  1989).  Amendment No. 1, consent and waiver dated January 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek
                  Manufacturing, Inc., now Plum Creek Manufacturing, L.P.  (Form 8 Amendment No. 1, for the year ended December 31, 1990).  Amendment No. 2, consent and waiver dated September 1, 1993 to the
                  Mortgage Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31,
                  1993).  Amendment No. 3, Mortgage Note Agreement Amendment dated May 20, 1994 (Form 10-
                  K/A, Amendment No. 1, for the year ended December 31, 1994).  Amendment to Mortgage Note
                  Agreement dated June 15, 1995 (Form 10-Q, No. 1-10239, for the quarter ended September 30,
                  1995).   Mortgage Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996).

4.5               Senior Note Agreement, dated August 1, 1994, 8.73% Senior Notes due August 1, 2009, Plum Creek
                  Timber Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).
                  Senior Note Agreement Amendment dated as of October 15, 1995 (Form 10-K, No. 1-10239, for the
                  year ended December 31, 1995).  Senior Note Agreement Amendment dated May 31, 1996 (Form
                  10-Q, No. 1-10239, for the quarter ended June 30, 1996).

4.6*              Senior Note Agreement, dated as of November 13, 1996, $75 million Series A due November 13,
                  2006, $25 million Series B due November 13, 2008, $75 million Series C due November 13, 2011,
                  $25 million Series D due November 13, 2016.  See attached exhibit.

10.1*             Revolving Credit and Bridge Loan Agreement dated as of October 17, 1996 among Plum Creek
                  Timber Company, L.P., Bank of America National Trust and Savings Association, as Agent, and the
                  Other Financial Institutions Party Hereto.  See attached exhibit.

10.2*             Amended and Restated Revolving Credit Agreement dated as of December 13, 1996 among
                  Plum Creek Timber Company, L.P., Bank of America National Trust and Savings Association,
                  as Agent, NationsBank of North Carolina, N.A., as senior co-agent and the Other Financial
                  Institutions Party Hereto. See attached exhibit.

10.3+             Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, for the year ended
                  December 31, 1994).  First Amendment to the Plum Creek Supplemental Benefits Plan (Form 10-Q,
                  No. 1-10239, for the quarter ended September 30, 1995).

10.4+             Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No.
                  1, for the year ended December 31, 1993).  First Amendment to the Plum Creek Management
                  Company, L.P. Long-Term Incentive Plan (Form 10-Q, No. 1-10239,  for the quarter ended
                  September 30, 1995).

10.5+             Management Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment
                  No. 1, for the year ended December 31, 1993).

10.6+             Executive and Key Employee Salary and Incentive Compensation Deferral Plan, Plum Creek
                  Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31,
                  1994).

10.7+             Deferred Compensation Plan for Directors, PC Advisory Corp. I  (Form 10-K/A, Amendment No. 1,
                  for the year ended December 31, 1994).


10.8+*            Plum Creek Director Unit Ownership and Deferral Plan.  See attached exhibit.

21                Subsidiaries of the Registrant.   (Form 8 Amendment No. 1, for the year ended December 31, 1990).

27*               Financial Data Schedule for the year ended December 31, 1996.  See attached exhibit.