Form 10-K/A
period 1996-12-31
PLUM CREEK TIMBER CO L P
filed 1997-03-28
CIK 849213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Units held by non-affiliates based on the closing sales price on February 28, 1997 was approximately $1,337,585,288. For this calculation, all executive officers and directors have been deemed affiliates. Such determination should not be deemed an admission that such executive officers and directors are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

         The undersigned Registrant hereby amends the following items of its Annual Report for 1996 on Form 10-K as set forth in the pages attached hereto:

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

                  Item 13    Certain Relationships and Related Transactions

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS OF THE GENERAL PARTNER OF THE REGISTRANT

         The following eight persons are currently Directors of PC Advisory Corp. I ("Corp. I"), a Delaware corporation and the indirect general partner of Plum Creek Management Company, L.P. (the "General Partner"), a Delaware limited partnership, which is the general partner of the Registrant. The eight were elected by unanimous written consent of the stockholders of Corp. I to hold office until the Annual Meeting of Stockholders in 1997 and until their successors are duly elected and qualified. There are no family relationships among them.

         Ian B. Davidson (Age 65) -- Mr. Davidson was elected a Director of Corp. I in December 1992 and is a member of both the Audit and Compliance Committee and the Compensation Committee and is Chairman of the Conflicts Committee of the Board of Directors. Since 1970, Mr. Davidson has been Chairman and Chief Executive Officer of D.A. Davidson & Co. and DADCO, a regional brokerage firm. Mr. Davidson also serves as a Director of Energy West and the DADCO Companies.

         George M. Dennison (Age 61) -- Dr. Dennison was elected a Director of Corp. I effective February 1994 and is a member of the Audit and Compliance Committee, the Compensation Committee and the Conflicts Committee of the Board of Directors. Since 1990, Dr. Dennison has been President and Professor of History at The University of Montana.

         Charles P. Grenier (Age 47) -- Mr. Grenier was elected a Director of Corp. I effective April 1995. Mr. Grenier has been Executive Vice President of the General Partner since January 1994. Mr. Grenier was Vice President, Rocky Mountain Region of the General Partner from December 1992 to December 1993 and was Vice President, Rocky Mountain Region of the former general partner of the Registrant, Plum Creek Management Company, from June 1989 to December 1992.

         Rick R. Holley (Age 45) -- Mr. Holley was elected a Director of Corp. I effective January 1994. Mr. Holley has been President and Chief Executive Officer of the General Partner since January 1994. Mr. Holley was Vice President and Chief Financial Officer of the General Partner from December 1992 to December 1993 and was Vice President and Chief Financial Officer of the former general partner of the Registrant, Plum Creek Management Company, from April 1989 to December 1992.

         David D. Leland (Age 61) -- Mr. Leland became a Director and Chairman of the Board of Directors of Corp. I in December 1992 and is a member of the Compensation Committee and the Conflicts Committee of the Board of Directors. Mr. Leland was President and Chief Executive

Officer of the General Partner from December 1992 to December 1993. Mr. Leland was a Director and President and Chief Executive Officer of the former general partner of the Registrant, Plum Creek Management Company, from April 1989 to December 1992.

         William E. Oberndorf (Age 43) -- Mr. Oberndorf was elected a Director of Corp. I in November 1992 and is Chairman of the Compensation Committee of the Board of Directors. Mr. Oberndorf is Vice President and Treasurer of Corp. I. Since 1991, Mr. Oberndorf's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant. Mr. Oberndorf serves as a Director for Bell & Howell Company, Inc.

         William J. Patterson (Age 35) -- Mr. Patterson became a Director of Corp. I in November 1992 and is Chairman of the Audit and Compliance Committee and a member of the Compensation Committee of the Board of Directors. Mr. Patterson is a Vice President of Corp. I. Since 1991, Mr. Patterson's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant.

         John H. Scully (Age 52) -- Mr. Scully was elected a Director of Corp. I in November 1992 and is a member of the Compensation Committee of the Board of Directors. Mr. Scully is President of Corp. I. Since 1991, Mr. Scully's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant. Mr. Scully serves as a Director for Bell & Howell Company, Inc.


EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE REGISTRANT

         The names, ages, offices and periods of service as executive officers of the General Partner are listed below. There are no family relationships among them.

                                                                                                         OFFICER
Name                                Age       OFFICE                                                     SINCE
----                                ---       ------                                                     -----
Rick R. Holley (a)                  45         President and Chief Executive Officer                      1989
Charles P. Grenier (a)              47         Executive Vice President                                   1989
William R. Brown (b)                45         Vice President, Resource Management                        1995
Lindsay G. Crawford (c)             47         Vice President, Southern Region                            1996
Diane M. Irvine (d)                 38         Vice President and Chief Financial Officer                 1994
James A. Kraft (e)                  42         Vice President, General Counsel and Secretary              1989


(a) Served during the past five years in a managerial or executive capacity with the General Partner and the General Partner's predecessor, Plum Creek Management Company.

(b) Served since February 1995 as Vice President, Resource Management of the General Partner. Mr. Brown was the Director, Planning for the General Partner and the General Partner's predecessor, Plum Creek Management Company, from August 1990 to February 1995.

(c) Served since October 1996 as Vice President, Southern Region, of the General Partner. Mr. Crawford was the General Manager - Lumber for the General Partner from December 1994 to October 1996 and was the Director of Operations - Flathead Mills for the General Partner and the General Partner's predecessor, Plum Creek Management Company, from June 1989 to November 1994.

(d) Served since February 1994 as Vice President and Chief Financial Officer of the General Partner. Ms. Irvine was a Partner with Coopers & Lybrand from October 1993 to February 1994 and was a Manager with Coopers & Lybrand from July 1987 to September 1993.

(e) Served since April 1996 as Vice President, General Counsel and Secretary of the General Partner. Mr. Kraft was Vice President, Law of the General Partner from January 1994 to April 1996 and was Vice President, Law and Corporate Affairs for the General Partner and the General Partner's predecessor, Plum Creek Management Company, from April 1989 to December 1993.


         Executive officers of the General Partner are appointed annually at the second quarterly meeting of the Board of Directors of Corp. I.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Ian B. Davidson, a Director of Corp. I, failed to report in a timely manner on a Form 4 the acquisition on March 21, 1996 of 37 Depositary Units of the Registrant representing Limited Partner Interests ("Units"). The Units were reported on a Form 4 by Mr. Davidson on June 12, 1996.

         Other than the late reporting noted above, the Registrant is not aware of any reporting violations regarding Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation for the three fiscal years ended December 31, 1996 for the President and Chief Executive Officer and the four other most highly compensated executive officers of the Registrant for services rendered in all capacities. Compensation amounts are on an accrual basis and include amounts deferred at the officer's election.


                           SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                                                             COMPENSATION
                                                                                             ------------
                                                       ANNUAL COMPENSATION                      AWARDS
                                        -----------------------------------------------------------------
                                                                                                  (c)                 (d)
                                                                         OTHER ANNUAL         RESTRICTED           ALL OTHER
NAME & PRINCIPAL                                            (b)          COMPENSATION        STOCK AWARDS        COMPENSATION
POSITION (a)                 YEAR       SALARY ($)       BONUS ($)            ($)                 ($)                 ($)
-----------------------------------------------------------------------------------------------------------------------------
Rick R. Holley               1996         $413,000       $206,500                                $206,500             $48,640
President and                1995         $390,000       $195,000                                $195,000             $47,535
Chief Executive Officer      1994         $375,000       $187,500                                $187,500            $111,755

Charles P. Grenier           1996         $330,000       $165,000                                $165,000             $31,360
Executive Vice President     1995         $312,000       $156,000                                $156,000             $28,701
                             1994         $300,000       $150,000                                $150,000             $64,871

James A. Kraft               1996         $215,000       $107,500                                $107,500             $24,616
Vice President, General      1995         $206,000        $92,700                                 $92,700             $25,002
Counsel and Secretary        1994         $200,000       $100,000                                $100,000             $49,711

Diane M. Irvine              1996         $183,000        $91,500                                 $91,500             $15,690
Vice President and           1995         $175,000        $78,500              $7,504             $78,500             $15,176
Chief Financial Officer      1994         $135,288        $75,000             $10,728             $75,000             $37,500

William R. Brown             1996         $150,000        $75,000                                 $75,000             $12,900
Vice President,              1995         $124,664        $65,000             $13,098             $65,000             $29,014
Resource Management

(a)      Principal position as of December 31, 1996.

(b) Amounts in the bonus column represent the cash portion of Management Incentive Plan ("MIP") awards. Under the terms of the MIP, one half of any MIP award is paid in cash and the remaining half is converted into restricted Shadow Units (defined below). The Shadow Unit portion of the awards is reflected under the Restricted Stock Awards column of the Summary Compensation Table. Payments made by the General Partner under the MIP are not currently reimbursed by the Registrant.

(c) The amounts under the Restricted Stock Awards column of the Summary Compensation Table represent Shadow Units awarded under the MIP. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine were awarded 7,097, 5,671, 3,695, 2,578, and 3,145 Shadow Units, respectively, for the 1996 Plan Year. The number of Shadow Units credited to each participant's account was determined by the amount of the Unit portion of each such participant's MIP award, less certain payroll taxes, divided by the Average Price of a Unit, as defined in the Plan.

         Once Shadow Units have been credited to a participant's account, additional Shadow Units will be credited to the participant's account with respect to subsequent cash distributions made by the Registrant. The number of additional Shadow Units to be so credited is equal to the per Unit distribution amount multiplied by the number of Shadow Units currently credited to the participant's account divided by the Average Price of the Units as defined in the Plan.

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

         As of December 31, 1996, Messrs. Holley, Grenier, Kraft and Ms. Irvine held 9,695, 7,756, 5,171 and 3,878 Restricted Units, respectively, that vest on December 31, 1997 or earlier under certain circumstances, as described in the preceding paragraph. In addition, Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine held 7,979, 6,383, 3,793, 2,660 and 3,212 Restricted Units, respectively, that vest on December 31, 1998 or earlier under certain circumstances, as described in the preceding paragraph. The market value of the total Restricted Units held by Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine, based on the closing price on December 31, 1996, was $461,738, $369,390, $234,181, $69,483 and $185,230, respectively.

(d) All Other Compensation includes matching thrift contributions in the Plum Creek Thrift and Profit Sharing Plan for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaling $7,236, $6,972, $7,610, $8,025 and $7,823 and includes matching thrift contributions in the Plum Creek Supplemental Benefits Plan for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaling $41,404, $24,388, $17,006, $4,875 and $7,868, respectively.

PENSION PLAN

         Estimated annual benefit levels under the supplemental, non-qualified pension plan of the Registrant ("Pension Plan"), based on earnings and years of credited service at age 65, are as follows:

                               PENSION PLAN TABLE


                                           YEARS OF SERVICE
                          ---------------------------------------------------
          REMUNERATION       15            20             25             30
          ------------       --            --             --             --
          $  100,000      $ 22,365      $ 29,820      $ 37,275       $ 44,730
          $  300,000      $ 70,365      $ 93,820      $117,275       $140,730
          $  500,000      $118,365      $157,820      $197,275       $236,730
          $  700,000      $166,365      $221,820      $277,275       $332,730
          $  900,000      $214,365      $285,820      $357,275       $428,730
          $1,100,000      $262,365      $349,820      $437,275       $524,730
          $1,300,000      $310,365      $413,820      $517,275       $620,730
          $1,500,000      $358,365      $477,820      $597,275       $716,730

         Benefit accruals under the Pension Plan are based on the gross amount of salary and incentive bonuses, including bonuses awarded in Units under the MIP plan included in the Restricted Stock Column of the Summary Compensation Table, but excluding all commissions and other extra or added compensation or benefits of any kind or nature.

         The Pension Plan formula for retirement at age 65 is 1.1% of the highest five-year average earnings, plus .5% of the highest five-year average earnings in excess of one-third of the FICA taxable wage base in effect during the year of termination, times the number of years of credited service up to a maximum of 30 years. An early retirement supplement equal to 1% of the highest five-year average earnings up to one-third of the FICA taxable wage base in effect in the year of termination, times the number of years of credited service up to a maximum of 30 years, is payable until age 62. Both the basic benefit and the supplement are reduced by 2% for each year the employee's actual retirement date precedes the date the employee would have attained age 65, or the date the employee could have retired after attaining age 60 with 30 years of credited service, if earlier. In addition, the basic benefit and the supplemental benefit will be reduced by any previously accrued and distributed benefits, increased for an assumed interest factor, under the Burlington Resources Inc. Pension Plan, under which participation was terminated on December 31, 1992 for the officers of the general partner of the Registrant. Years of service under the Pension Plan at age 65 for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine would be 30, 27, 30, 26 and 30, respectively. Years of service under the Pension Plan as of December 31, 1996 for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine were 14, 10, 13, 6 and 3, respectively.

DIRECTOR COMPENSATION

         Directors of Corp. I, who are not employees of the company, receive an annual retainer of $30,000 plus $1,000 for each Board of Directors meeting and committee meeting attended. The chairmen of the Audit and Compliance Committee, the Compensation Committee, and the Conflicts Committee of the Board of Directors each receive an additional annual retainer of $5,000. Directors may defer all or part of their compensation.

         Certain incidental expenses are paid on behalf of the Chairman of the Board, Mr. Leland, including lease payments on a company car, which totaled $23,989 for 1996.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1996, Mr. Leland and Mr. Davidson served on the Compensation Committee of the Board of Directors. Mr. Leland is the former President and Chief Executive Officer of the General Partner. Mr. Davidson is Chairman and Chief Executive Officer of D.A. Davidson. In 1996, D.A. Davidson was one of five managing underwriters for the Registrant's public offering of 5,715,000 Units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


BENEFICIAL OWNERSHIP

         To the best knowledge of the Registrant, there were no beneficial owners of more than five percent of the Registrant's Units outstanding on February 28, 1997.


SECURITY OWNERSHIP OF MANAGEMENT

         The following table shows the total number of Units held by the directors of Corp. I, the executive officers of the General Partner, and all directors of Corp. I and executive officers of the General Partner as a group, in each case, as of February 28, 1997.



                                                  AMOUNT AND NATURE OF
                                                 BENEFICIAL OWNERSHIP OF           PERCENT
NAME OF INDIVIDUAL OR IDENTITY OF GROUP              DEPOSITARY UNITS             OF CLASS
---------------------------------------              ----------------             --------
Directors
  Ian B. Davidson                                              22,284               0.05%
  George M. Dennison                                            1,023               0.00%
  Charles P. Grenier                                          144,004(c)            0.31%
  Rick R. Holley                                              227,627(c)(d)         0.49%
  David D. Leland                                             105,625               0.23%
  William E. Oberndorf                                        503,135(a)            1.09%
  William J. Patterson                                              0(b)            0.00%
  John H. Scully                                              508,135(a)            1.10%

Executive Officers
  William R. Brown                                             26,662(c)            0.06%
  Diane M. Irvine                                              39,084(c)            0.08%
  James A. Kraft                                               72,151(c)            0.16%

12 Executive Officers & Directors as a
Group                                                         710,843               1.53%
                                                              =======               =====

(a) Includes 503,135 Units owned by an Employee Benefits Trust of the General Partner as to which Messrs. Oberndorf and Scully have shared voting and dispositive power. Messrs.

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

(c) Includes non-vested Shadow Units credited to participant's accounts under the terms of the Long-Term Incentive Plan (LTIP) and the MIP. Upon vesting, the participants are entitled to receive one Unit for each Shadow Unit that vests. Non-vested Shadow Units under the terms of the LTIP credited to the participant's accounts for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaled 137,780, 98,414, 59,049, 19,628 and 30,668, respectively. Non-vested Shadow Units under the terms of the MIP credited to the participant's accounts for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaled 17,986, 14,389, 9,122, 2,707 and 7,215, respectively. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine disclaim beneficial ownership of the non-vested Shadow Units under both the LTIP and the MIP.

(d) Includes 43,200 Units deferred under the Unit Awards Plan. Mr. Holley disclaims beneficial ownership of the Units deferred.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In 1996, D.A. Davidson was one of five managing underwriters for the Registrant's public offering of 5,715,000 Units and received customary compensation related thereto. Ian B. Davidson, a director of Corp. I, is Chairman and Chief Executive Officer of D.A. Davidson.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PLUM CREEK TIMBER COMPANY, L.P.

                                  By: Plum Creek Management Company, L.P.,
                                   its General Partner


Date: March 28, 1997              By:   /s/ DIANE M. IRVINE
                                      -----------------------------------------
                                      Diane M. Irvine, Vice President and
                                      Chief Financial Officer