Form 10-Q
period 1997-03-31
PLUM CREEK TIMBER CO L P
filed 1997-05-14
CIK 849213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


                  Yes   X          No
                       ___             ___

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                        Quarter Ended March 31,
                                                  -----------------------------------
                                                        1997              1996
                                                        ----              ----

                                                  (In Thousands, Except Per Unit)
Revenues .........................................   $ 171,248        $ 127,694
                                                     --------------------------

Costs and Expenses:
        Cost of Goods Sold .......................     117,484           92,901
        Selling, General and Administrative ......      10,542            7,395
                                                     --------------------------
          Total Costs and Expenses ...............     128,026          100,296
                                                     --------------------------

Operating Income .................................      43,222           27,398

Interest Expense .................................     (15,465)         (11,520)
Interest Income ..................................         257              139
Other Expense - Net ..............................        (238)             (24)
                                                     --------------------------

Income before Income Taxes .......................      27,776           15,993
Provision for Income Taxes .......................         418               78
                                                     --------------------------

Net Income .......................................   $  27,358        $  15,915


General Partner Interest .........................       7,211            5,718
                                                     --------------------------

Net Income Allocable to Unitholders ..............   $  20,147        $  10,197
                                                     ==========================

Net Income per Unit ..............................   $    0.43        $    0.25
                                                     ==========================



See accompanying Notes to Combined Financial Statements

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET
                                   (UNAUDITED)

                                                         March 31,       December 31,
                                                           1997              1996
                                                        ----------       ------------
                                                                 (In Thousands)
ASSETS
Current Assets:
        Cash and Cash Equivalents ...............       $  142,155       $  123,892
        Accounts Receivable .....................           32,956           23,697
        Inventories .............................           51,268           53,884
        Timber Contract Deposits ................            8,564            5,987
        Other Current Assets ....................            4,237           15,025
                                                        ----------       ----------
                                                           239,180          222,485

Timber and Timberlands - Net ....................          912,007          922,652
Property, Plant and Equipment - Net .............          168,125          172,688
Other Assets ....................................           18,745           18,609
                                                        ----------       ----------
        Total Assets ............................       $1,338,057       $1,336,434
                                                        ==========       ==========

LIABILITIES
Current Liabilities:
        Current Portion of Long-Term Debt .......       $   17,400       $   17,400
        Accounts Payable ........................            9,049           13,443
        Interest Payable ........................           17,612            9,530
        Wages Payable ...........................           12,245           13,187
        Taxes Payable ...........................            8,203            5,275
        Workers' Compensation Liabilities .......            1,450            1,450
        Other Current Liabilities ...............            8,909            9,212
                                                        ----------       ----------
                                                            74,868           69,497

Long-Term Debt ..................................          602,400          602,400
Lines of Credit .................................          161,000          161,000
Workers' Compensation Liabilities ...............            8,518            8,533
Other Liabilities ...............................            3,311            3,356
                                                        ----------       ----------
        Total Liabilities .......................          850,097          844,786
                                                        ----------       ----------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units .........................          486,627          490,105
General Partner .................................            1,333            1,543
                                                        ----------       ----------
        Total Partners' Capital .................          487,960          491,648
                                                        ----------       ----------
        Total Liabilities and Partners' Capital .       $1,338,057       $1,336,434
                                                        ==========       ==========


See accompanying Notes to Combined Financial Statements

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Quarter Ended March 31,
                                                                  ------------------------------
                                                                     1997              1996
                                                                     ----              ----

                                                                         (In Thousands)
Cash Flows From Operating Activities:
Net Income ................................................       $  27,358        $  15,915
Adjustments to Reconcile Net Income to
        Net Cash Provided By Operating Activities:
        Depreciation, Depletion and Amortization ..........          16,929           13,923
        Gain on Asset Dispositions - Net ..................             (13)             (53)
        Working Capital Changes:
          Accounts Receivable .............................          (9,259)            (351)
          Inventories .....................................           2,616           (7,371)
          Timber Contract Deposits and Other Current Assets           8,211              762
          Accounts Payable ................................          (4,394)          (8,202)
          Other Accrued Liabilities .......................           9,764            3,635
        Other .............................................             138             (603)
                                                                  --------------------------
Net Cash Provided By Operating Activities .................       $  51,350        $  17,655
                                                                  --------------------------

Cash Flows From Investing Activities:
        Additions to Properties ...........................       $  (2,057)       $  (4,374)
        Proceeds from Asset Dispositions ..................              16              449
        Other .............................................                              156
                                                                  --------------------------
Net Cash Used In Investing Activities .....................       $  (2,041)       $  (3,769)
                                                                  --------------------------

Cash Flows From Financing Activities:
        Cash Distributions ................................       $ (31,046)       $ (25,927)
        Borrowings on Lines of Credit .....................         165,250          134,500
        Repayments on Lines of Credit .....................        (165,250)        (134,500)
                                                                  --------------------------
Net Cash Used In Financing Activities .....................       $ (31,046)       $ (25,927)
                                                                  --------------------------

Increase (Decrease) In Cash and Cash Equivalents ..........          18,263          (12,041)
Cash and Cash Equivalents:
        Beginning of  Period ..............................         123,892           87,604
                                                                  --------------------------

        End of Period .....................................       $ 142,155        $  75,563
                                                                  ==========================


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

         The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1996 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

         The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). However, Unitholders are required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of whether cash distributions are made. In virtually all cases, a Unitholder's 1997 cash distribution will significantly exceed the tax liability related to the Unitholder's allocated taxable income from the Partnership and Manufacturing. For tax-exempt entities, such as IRAs, most of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax-exempt entity has more than $1,000 of UBTI for a tax year, it may be required to pay federal income taxes. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities at year-end.

         Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 46,323,300 and 40,608,300 for the three month periods ended March 31, 1997 and 1996, respectively.


2.  INVENTORIES

         Inventories consisted of the following (in thousands):

                                    March 31,              December 31,
                                      1997                     1996
                                    ---------             --------------
Raw materials (logs)                 $20,850                 $23,171
Work-in-process                        6,682                   7,227
Export logs                              681                   1,048
Finished goods                        15,606                  15,034
                                     -------                 -------
                                      43,819                  46,480
Supplies                               7,449                   7,404
                                     -------                 -------
   Total                             $51,268                 $53,884
                                     =======                 =======



         Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at March 31, 1997 and December 31, 1996 was $44.3 million and $46.4 million, respectively.


3.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following (in thousands):

                                                    March 31,         December 31,
                                                      1997               1996
                                                    --------           --------
Timber and logging roads - net                      $814,086           $824,160
Timberlands                                           97,921             98,492
                                                    --------           --------
         Timber and Timberlands - net               $912,007           $922,652
                                                    ========           ========

         Property, plant and equipment consisted of the following (in thousands):

                                                March 31,         December 31,
                                                  1997                1996
                                                ---------          ----------
Land, buildings and improvements                $  60,173          $  60,173
Machinery and equipment                           230,678            229,513
                                                ---------          ---------
                                                  290,851            289,686
Accumulated depreciation                         (122,726)          (116,998)
                                                ---------          ---------
    Property, Plant and Equipment - net         $ 168,125          $ 172,688
                                                =========          =========


4.  BORROWINGS

        As of March 31, 1997, the Company had $161.0 million of borrowings under its revolving line of credit and letters of credit outstanding in the amount of $0.1 million. The revolving line of credit allows the Partnership to borrow $225 million, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing, through December 13, 2001. As of March 31, 1997, the Company had an unused bank line of credit totaling $64 million. As of April 4, 1997, $139 million of borrowings on the line of credit were repaid.

5.  SUBSEQUENT EVENTS

        On April 15, 1997, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.55 per Unit for the first quarter of 1997. Total distributions will equal approximately $34.0 million (including $8.5 million to the General Partner) and will be paid on May 29, 1997 to Unitholders of record on May 16, 1997.

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

CURRENT MARKET CONDITIONS

         Prices for domestic logs in the Cascades Region have improved since the first quarter of 1996, primarily due to the continued strength of the lumber markets and late fourth quarter 1996 weather-related production curtailments. Prices for domestic logs in the Rockies Region for the first quarter of 1997 have remained relatively flat from those experienced during the same period in the prior year. The upward price pressure due to the continued strength in the housing market was offset by an adequate supply of logs and weak wood chip prices. Pulp log and residual chip prices remain depressed in both the Cascades and Rockies Regions during the first quarter of 1997 due to weak pulp and paper markets and excess chip inventories. However, chip inventories continued to decline during the first quarter. Domestic and pulp log prices in the Southern Region strengthened during the first quarter of 1997 due to weather-related log shortages.

         Export log prices for the first quarter of 1997 were relatively flat compared to the prior year first quarter. However, export log prices declined throughout the first quarter of 1997 due to a decline in the valuation of the Japanese yen against the U.S. dollar and high log inventories in both Japan and on the U.S. West Coast. Export log inventories rose during the first quarter of 1997 due to a softening in demand and favorable harvesting conditions.

          First quarter 1997 industry composite indices for lumber were 28% higher than the first quarter of 1996 and comparable with the fourth quarter of 1996. First quarter 1997 lumber prices improved compared to the prior year first quarter due to robust housing markets (first quarter 1997 new-home sales were stronger than any quarter since 1978), reduced supply, and strength in the repair and remodel markets in the retail sector. Demand for lumber has improved due to a strong U.S. economy and favorable interest rates. The available supply of lumber has declined due to the five year U.S. - Canadian lumber trade agreement, which became effective April 1, 1996. First quarter 1997 Canadian lumber exports to the United States decreased by 26% from the prior year first quarter record of 4.5 billion board feet. There were additional supply constraints of large diameter logs during the first quarter of 1997 due to extremely wet weather which curtailed harvesting operations throughout the Southern United States. First quarter 1997 lumber prices in the repair and remodel markets improved compared to the prior year first quarter due to a decline in the supply of preferred western species and numerous mills targeting production toward the housing market sector.

         First quarter 1997 industry composite indices for commodity plywood prices were comparable with the first quarter of 1996 and the fourth quarter of 1996. Despite continued capacity expansion of low-cost oriented strand board
(OSB), plywood prices remained firm during the first quarter due to weather-related production curtailments in the Southern United States, low field inventories, and strong housing markets. However, commodity plywood prices began to decline near the end of the first quarter of 1997 due to improving weather conditions and continued industry capacity expansion. North American structural panel capacity expanded by 7% in 1996 and is expected to increase an additional 7% in 1997. The increased capacity has resulted in an unusually high OSB/plywood price differential (for example, $130 per MSF for OSB vs $255 per MSF for sheathing plywood) which is expected to cause more plywood sheathing users to convert to OSB. First quarter 1997 MDF prices were relatively flat compared to the prior year first quarter, but were 3% below fourth quarter 1996 prices. The decline from fourth quarter 1996 prices was primarily due to continued industry capacity expansion and aggressive pricing by start-up mills in an attempt to increase market share. North American MDF annual production capacity expanded by 13% in 1996 and is expected to increase by an additional 50% between 1997 and 1999.

RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

         The following table compares operating income by segment for the quarters ended March 31, 1997 and 1996.



                           Operating Income by Segment

                                                                   Quarter Ended March 31,
                                                                   -----------------------
                                                                      (In Thousands)

                                                                1997                   1996
                                                             ---------               --------
Resources Segment ....................................       $ 39,099                $ 31,154
Manufacturing Segment ................................         11,725                   1,780
Other Costs and Eliminations .........................         (7,602)                 (5,536)
                                                             --------                --------
   Total .............................................       $ 43,222                $ 27,398
                                                             ========                ========


        Resources Segment revenues increased by $20.7 million, or 28%, to $94.4 million for the quarter ended March 31, 1997, compared to $73.7 million for the quarter ended March 31, 1996. This increase was primarily due to revenues of $23.3 million from the Southern Timberlands that were purchased in the Southern Region Acquisition in the fourth quarter of 1996, increased land sales revenue of $3.1 million, and increased in-woods chipping revenue, offset in part by lower Northwest domestic and export log sales volumes. The increase in land sales revenue was primarily due to the sale of 280 acres of higher and better use lands during the first quarter of 1997 for approximately $3.0 million. First quarter 1997 in-woods chipping revenue increased primarily due to the operation of three in-woods chippers in the Rockies Region to provide a portion of our commitment under a long-term chip supply agreement. Northwest domestic log sales volume decreased by 15% compared to the first quarter of 1996, primarily due to the October 1996 sale of 107,000 acres of timberland in the Rockies Region. In addition, harvesting activity increased in the Rockies Region during the first quarter of 1996 as a result of poor weather-related harvesting conditions during the second half of 1995. Export log sales volume decreased by 9% compared to the first quarter of 1996, primarily due to the diversion of lower quality export logs to the domestic market in response to weaker Japanese demand and stronger domestic markets.

        Resources Segment costs and expenses increased by $12.8 million, or 30%, to $55.3 million for the quarter ended March 31, 1997, compared to $42.5 million for the quarter ended March 31, 1996. This increase was primarily due to $15.1 million of additional costs related to the Southern Region and increased log and haul costs associated with first quarter 1997 in-woods chipping operations in the Rockies Region, offset in part by lower domestic sawlog sales volume in the Rockies Region in the first quarter of 1997 compared to the prior year first quarter.

        Manufacturing Segment revenues increased by $33.3 million, or 39%, to $118.9 million for the quarter ended March 31, 1997, compared to $85.6 million for the quarter ended March 31, 1996. This increase was primarily due to revenues of $35.4 million from the Southern Conversion Facilities, increased lumber sales prices, and higher MDF and plywood sales volumes, offset in part by decreased lumber and wood chip sales volume. Lumber sales prices in the Northwest increased by 16% compared to the first quarter of 1996 due to the reduced supply of lumber and the continued strength of both the housing sector and the repair and remodel market in the retail sector. The supply of lumber for the retail markets has declined due to numerous mills targeting production toward the strong housing sector. Additionally, the supply of lumber for the housing sector was reduced due to the quota on Canadian lumber exported to the United States. MDF sales volume increased by 22% compared to the prior year first quarter, primarily due to the resolution in the second half of 1996 of production issues associated with the start-up of new high energy refiners. Northwest plywood sales volume increased by 8% compared to the prior year first quarter, primarily due to favorable housing markets and weather-related production curtailments in the South during the first quarter of 1997. Northwest lumber sales volume decreased by 18% compared to the prior year first quarter, primarily due to the October 1996 sale of the Arden sawmill in Colville, Washington. Wood chip sales volume decreased compared to the prior year first quarter due to both the sale of the Arden sawmill and the temporary closure of the Cle Elum chip plant which began in the spring of 1996 as a result of weak pulp and paper markets.

        Manufacturing Segment costs and expenses increased by $23.4 million, or 29%, to $107.2 million for the quarter ended March 31, 1997, compared to $83.8 for the quarter ended March 31, 1996. This increase was primarily due to $32.2 million of additional costs related to the Southern Region and increased MDF and plywood sales volumes, offset in part by lower Northwest lumber sales volume.

        Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $7.6 million in the first quarter of 1997, compared to $5.5 million in the first quarter of 1996. The variance of $2.1 million is primarily due to increased corporate overhead.

        Interest expense increased by $4.0 million, or 34%, to $15.5 million, for the quarter ended March 31, 1997, compared to $11.5 million for the quarter ended March 31, 1996, primarily due to the issuance of $200 million of senior notes in the fourth quarter of 1996 related to the Southern Region Acquisition.

        The income allocated to the General Partner increased by $1.5 million to $7.2 million for the quarter ended March 31, 1997, compared to $5.7 million for the quarter ended March 31, 1996. This increase was due to the issuance of 5.7 million additional Limited Partner Units in the fourth quarter of 1996, higher quarterly distributions to Unitholders, and higher net income. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Limited Partners, which was $0.51 per Unit during the first quarter of 1997, compared to $0.49 per Unit during the first quarter of 1996. Net income is allocated to the

General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.


FINANCIAL CONDITION AND LIQUIDITY

        During the first three months of 1997, net cash provided by operating activities totaled $51.4 million compared to $17.7 million for the same period in 1996. The increase of $33.7 million was primarily due to favorable working capital changes of $18.5 million and higher net income of $11.4 million compared to the prior year first quarter. The favorable working capital variance is primarily due to $11.3 million and $10.0 million fluctuations in Other Current Assets and Inventory, respectively. The change in Other Current Assets is primarily due to the collection of an installment note receivable during the first quarter of 1997 related to a fourth quarter 1996 higher and better use land sale. The inventory change is primarily due to a greater increase in log inventories at our Northwest Conversion Facilities during the first quarter of 1996 compared to the first quarter of 1997 and a seasonal decline in log inventories at our Southern Conversion Facilities during the first quarter of 1997. Log inventories at our Northwest Conversion Facilities increased 3% during the first quarter of 1997 compared to 18% during the first quarter of 1996, as a result of poor weather-related harvesting conditions during the second half of 1995. Log inventories at our Southern Conversion Facilities decreased 51% during the first quarter of 1997, primarily due to the build-up of log inventories during the fourth quarter of 1996 in anticipation of the rainy season.

        The Partnership has an unsecured revolving line of credit ("Line of Credit") with a group of banks that permits the Partnership to borrow up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Line of Credit matures on December 13, 2001 and bears a floating rate of interest. As of March 31, 1997, the Partnership had $161.0 million outstanding under the Line of Credit. As of April 4, 1997, the Partnership had repaid $139.0 million of the borrowings under the Line of Credit.

        The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the amount of future indebtedness. In addition, the Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with its debt covenants as of March 31, 1997.

        The Partnership will distribute $0.55 per Unit for the first quarter of 1997. The distribution will equal $34.0 million (including $8.5 million to the General Partner), and will be paid on May 29, 1997 to Unitholders of record on May 16, 1997. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

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

CAPITAL EXPENDITURES

        Capital expenditures for the first three months of 1997 totaled $2.1 million compared to $4.4 million for the same period in 1996. Total 1997 capital expenditures are expected to equal $29.4 million, compared to $19.3 million (excluding $560.7 million related to the Southern Region Acquisition) expended in 1996. Planned capital expenditures for the Resources Segment in 1997 are primarily for road construction and reforestation. The Manufacturing Segment's 1997 principal projects include continued reconfiguration of the Pablo sawmill to allow for more efficient processing of small logs, various lumber and plywood projects to improve productivity and increase recovery, as well as replacements and upgrades of equipment in several of the Conversion Facilities.

OTHER INFORMATION

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Common Share" ("FAS 128"). FAS 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. The implementation of FAS 128 is required for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. The impact of the adoption of this standard is not expected to materially change the Company's earnings per Unit presentation.

FEDERAL AND STATE REGULATIONS

        THREATENED AND ENDANGERED SPECIES. The Endangered Species Act ("ESA") protects species threatened with possible extinction. Protection of endangered species may include the imposition of restrictions on timber harvesting and road building activities in areas containing the affected species. A number of species indigenous to the Timberlands have been listed as threatened or endangered or have been proposed or are candidates for such status under the ESA, including the northern spotted owl, marbled murrelet, gray wolf, red cockaded woodpecker, mountain caribou, grizzly bear, bald eagle, bull trout and various salmon species.

        In November 1996, a lawsuit was filed by a number of groups in Federal District Court for the District of Columbia challenging the process by which the Clinton Administration adopted the "No-Surprises" Policy, which was incorporated into the Partnership's Habitat Conservation Plan for the Cascades Region (the "HCP"). See the discussion of the HCP in the Partnership's Form 10-K for the year ended December 31, 1996. The challenged policy provides that no additional costs will be imposed on, or land restrictions required from, the holder of an incidental take permit issued in conjunction with an HCP absent extraordinary circumstances. This lawsuit was recently settled, leaving the No-Surprises Policy in effect. No assurance can be given, however, that similar challenges will not arise in the future.


PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

        On May 2, 1997 the Company initiated arbitration proceedings against Stone Container Corporation ("Stone") to enforce the pricing and volume provisions of a long-term chip supply agreement, which Stone has disputed. Under the agreement, Stone is obligated to purchase 280,000 bone dry units ("BDU") of wood chips in 1997 at prices ranging up to $120 per BDU. The Company believes Stone's position is without merit.

        In addition, see the discussion of federal and state regulations under
Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

INDEX TO EXHIBITS

Exhibit
Designation       Nature of Exhibit
-----------       -----------------

3.1               Amended and Restated Agreement of Limited Partnership of Plum
                  Creek Timber Company, L.P. dated June 8, 1989, as amended and restated through October 17, 1995 (Form 10-Q, File No.
                  1-10239, for the quarter ended September 30, 1995).

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




Date: May 14, 1997

                                 EXHIBIT INDEX

EXHIBIT
-------
27                 FINANCIAL DATA SCHEDULE