Form 10-Q
period 1997-06-30
PLUM CREEK TIMBER CO L P
filed 1997-08-11
CIK 849213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
                                              (UNAUDITED)

                                                 Quarter Ended June 30,
                                               -------------------------
                                                  1997           1996
                                               ---------       ---------
                                             (In Thousands, Except Per Unit)
Revenues ................................      $ 171,962       $ 138,744
                                               ---------       ---------
Costs and Expenses:
      Cost of Goods Sold ................        118,226          98,002
      Selling, General and Administrative         11,053           7,992
                                               ---------       ---------
        Total Costs and Expenses ........        129,279         105,994
                                               ---------       ---------
Operating Income ........................         42,683          32,750

Interest Expense ........................        (15,055)        (11,541)
Interest Income .........................            202             192
Other Expense - Net .....................           (454)            (59)
                                               ---------       ---------
Income before Income Taxes ..............         27,376          21,342
Provision for Income Taxes ..............            152             365
                                               ---------       ---------
Net Income ..............................      $  27,224       $  20,977

General Partner Interest ................          8,218           5,819
                                               ---------       ---------
Net Income Allocable to Unitholders .....      $  19,006       $  15,158
                                               =========       =========
Net Income per Unit .....................      $    0.42       $    0.37
                                               =========       =========


See accompanying Notes to Combined Financial Statements.

                         PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)


                                               Six Months Ended June 30,
                                               ---------       ---------
                                                  1997            1996
                                               ---------       ---------
                                             (In Thousands, Except Per Unit)
Revenues ................................      $ 343,210       $ 266,438
                                               ---------       ---------

Costs and Expenses:
      Cost of Goods Sold ................        235,710         190,903
      Selling, General and Administrative         21,595          15,387
                                               ---------       ---------
        Total Costs and Expenses ........        257,305         206,290
                                               ---------       ---------

Operating Income ........................         85,905          60,148

Interest Expense ........................        (30,520)        (23,061)
Interest Income .........................            459             331
Other Expense - Net .....................           (692)            (83)
                                               ---------       ---------

Income before Income Taxes ..............         55,152          37,335
Provision for Income Taxes ..............            570             443
                                               ---------       ---------

Net Income ..............................      $  54,582       $  36,892


General Partner Interest ................         15,429          11,537
                                               ---------       ---------

Net Income Allocable to Unitholders .....      $  39,153       $  25,355
                                               =========       =========

Net Income per Unit .....................      $    0.85       $    0.62
                                               =========       =========


See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET
                                   (UNAUDITED)


                                                    June 30,      December 31,
                                                      1997            1996
                                                   ----------     ------------
                                                        (In Thousands)
ASSETS
Current Assets:
      Cash and Cash Equivalents .............      $  135,141      $  123,892
      Accounts Receivable ...................          32,680          23,697
      Inventories ...........................          41,298          53,884
      Timber Contract Deposits ..............           9,813           5,987
      Other Current Assets ..................           5,753          15,025
                                                   ----------      ----------
                                                      224,685         222,485

Timber and Timberlands - Net ................         903,671         922,652
Property, Plant and Equipment - Net .........         165,298         172,688
Other Assets ................................          18,221          18,609
                                                   ----------      ----------
      Total Assets ..........................      $1,311,875      $1,336,434
                                                   ==========      ==========

LIABILITIES
Current Liabilities:
      Current Portion of Long-Term Debt .....      $   18,400      $   17,400
      Accounts Payable ......................          16,809          13,443
      Interest Payable ......................           9,282           9,530
      Wages Payable .........................          12,706          13,187
      Taxes Payable .........................           6,110           5,275
      Workers' Compensation Liabilities .....           1,450           1,450
      Other Current Liabilities .............           8,753           9,212
                                                   ----------      ----------
                                                       73,510          69,497

Long-Term Debt ..............................         584,000         602,400
Line of Credit ..............................         161,000         161,000
Workers' Compensation Liabilities ...........           8,655           8,533
Other Liabilities ...........................           3,513           3,356
                                                   ----------      ----------
      Total Liabilities .....................         830,678         844,786
                                                   ----------      ----------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units .....................         480,155         490,105
General Partner .............................           1,042           1,543
                                                   ----------      ----------
      Total Partners' Capital ...............         481,197         491,648
                                                   ----------      ----------
      Total Liabilities and Partners' Capital      $1,311,875      $1,336,434
                                                   ==========      ==========


See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                               Six Months Ended June 30,
                                                               ---------       ---------
                                                                 1997            1996
                                                               ---------       ---------
                                                                    (In Thousands)
Cash Flows From Operating Activities:
Net Income ..............................................      $  54,582       $  36,892
Adjustments to Reconcile Net Income to
      Net Cash Provided By Operating Activities:
      Depreciation, Depletion and Amortization ..........         32,538          26,366
      (Gain) Loss on Asset Dispositions - Net ...........           (197)            192
      Working Capital Changes:
        Accounts Receivable .............................         (8,983)         (6,692)
        Inventories .....................................         12,586           2,420
        Timber Contract Deposits and Other Current Assets          5,446          (2,186)
        Accounts Payable ................................          3,366          (3,410)
        Other Accrued Liabilities .......................           (353)         (3,061)
      Other .............................................          1,164             (54)
                                                               ---------       ---------
Net Cash Provided By Operating Activities ...............      $ 100,149       $  50,467
                                                               ---------       ---------

Cash Flows From Investing Activities:
      Additions to Properties ...........................      $  (6,840)      $ (10,273)
      Proceeds from Asset Dispositions ..................            373               5
                                                               ---------       ---------
Net Cash Used In Investing Activities ...................      $  (6,467)      $ (10,268)
                                                               ---------       ---------

Cash Flows From Financing Activities:
      Cash Distributions ................................      $ (65,033)      $ (51,854)
      Retirement of Long-Term Debt ......................        (17,400)        (14,100)
      Borrowings on the Lines of Credit .................        366,250         276,500
      Repayments on the Lines of Credit .................       (366,250)       (276,500)
                                                               ---------       ---------
Net Cash Used In Financing Activities ...................      $ (82,433)      $ (65,954)
                                                               ---------       ---------

Increase (Decrease) In Cash and Cash Equivalents ........         11,249         (25,755)
Cash and Cash Equivalents:
      Beginning of  Period ..............................        123,892          87,604
                                                               ---------       ---------

      End of Period .....................................      $ 135,141       $  61,849
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

         The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1996 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. Certain reclassifications have been made to the 1996 amounts presented for comparability purposes and have no impact on net income. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

         Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 46,323,300 for the three and six month periods ended June 30, 1997 and was 40,608,300 for the three and six month periods ended June 30, 1996.


2.  INVENTORIES

         Inventories consisted of the following (in thousands):


                                   June 30,   December 31,
                                    1997          1996
                                   -------    ------------
         Raw materials (logs)      $ 9,700      $23,171
         Work-in-process             6,940        7,227
         Export logs                   265        1,048
         Finished goods             16,909       15,034
                                   -------      -------
                                    33,814       46,480
         Supplies                    7,484        7,404
                                   -------      -------
            Total                  $41,298      $53,884
                                   =======      =======

         Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at June 30, 1997 and December 31, 1996 was $34.5 million and $46.4 million, respectively.


3.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

         Timber and timberlands consisted of the following (in thousands):

                                                    June 30,    December 31,
                                                      1997          1996
                                                    --------    ------------
         Timber and logging roads - net             $805,531      $824,160
         Timberlands                                  98,140        98,492
                                                    --------      --------
                  Timber and Timberlands - net      $903,671      $922,652
                                                    ========      ========

         Property, plant and equipment consisted of the following (in thousands):

                                              June 30,      December 31,
                                                1997           1996
                                             ---------      ------------
Land, buildings and improvements             $  60,343       $  60,173
Machinery and equipment                        233,410         229,513
                                             ---------       ---------
                                               293,753         289,686
Accumulated depreciation                      (128,455)       (116,998)
                                             ---------       ---------
    Property, Plant and Equipment - net      $ 165,298       $ 172,688
                                             =========       =========

4.  BORROWINGS

        As of June 30, 1997, the Company had $161.0 million of borrowings under its revolving line of credit and letters of credit outstanding in the amount of $0.1 million. The revolving line of credit allows the Partnership to borrow $225 million, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing, through December 13, 2001. As of June 30, 1997, $64 million remained available for borrowing under the line of credit. As of July 7, 1997, $134 million of borrowings on the line of credit were repaid.


5.  SUBSEQUENT EVENTS

        On July 10, 1997, a Unit Value Target ("UVT") was achieved under the Long-Term Incentive Plan and the Key Employee Long-Term Incentive Plan (collectively, the "Plans"). Total compensation expense with respect to the achievement of this UVT will be $7.3 million, of which $5.5 million will be recognized in the third quarter of 1997. The remaining compensation expense will be recognized over the remaining performance period under the Plans ending December 31, 1998.

        On July 15, 1997, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.55 per Unit for the second quarter of 1997. Total distributions will equal approximately $34.0 million (including $8.5 million to the General Partner) and will be paid on August 28, 1997 to Unitholders of record on August 15, 1997.

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

CURRENT MARKET CONDITIONS

         Prices for domestic logs in both the Cascades and Rocky Mountain Regions have improved since the second quarter of 1996 but have remained relatively stable compared to first quarter 1997 prices. The second quarter 1997 price improvement over the same period in the prior year is primarily due to the continued strength of the lumber markets. Pulp log and residual chip prices remain depressed in both the Cascades and Rocky Mountain Regions due to weak pulp and paper markets. However, chip inventories continued to decline during the second quarter, and western chip inventories are at their lowest levels in two years. Second quarter domestic and pulp log prices in the Southern Region improved compared to first quarter pricing due to continued strong lumber markets and weather-related regional log shortages. However, log prices in the Southern Region began to moderate late in the second quarter as weather conditions began to improve.

         Export log prices for the second quarter of 1997 were relatively flat compared to the prior year second quarter. Export log prices decreased from the first quarter of 1997 due to a decline in the valuation of the Japanese yen against the U.S. dollar and high log inventories in both Japan and on the U.S. West Coast. In addition, demand has slowed seasonally as a result of reduced building activity during the summer rainy season in Japan.

          Second quarter 1997 industry composite indices for lumber were 11% higher than the second quarter of 1996 and were comparable with the first quarter of 1997. Second quarter 1997 lumber prices improved compared to the prior year second quarter due to favorable housing markets and strength in the repair and remodel markets in the retail sector. Demand for lumber has remained robust due to continued strong housing starts (1997 starts are projected to be 1.42 million compared to 1.47 million in 1996), an unusually low number of new homes on the market (4.2 months of inventory at June 30, 1997 compared to 5.9 months of inventory at the same time in the prior year), and favorable mortgage rates (thirty-year fixed rate mortgage average of 7.69% for June 1997 compared to 8.32% in June 1996). Second quarter 1997 lumber prices in the retail board markets improved compared to the prior year second quarter due to a decline in the supply of preferred western species and numerous mills targeting production toward the housing market sector.

         Second quarter 1997 industry composite indices for commodity plywood prices were comparable with the second quarter of 1996 and the first quarter of 1997. Despite continued capacity expansion of low-cost oriented strand board
(OSB), plywood prices remained firm during the second quarter due to low field inventories, maintenance shutdowns by numerous mills and strong housing markets. However, commodity plywood prices are expected to remain under downward pressure due to continued OSB capacity expansion. First quarter 1997 OSB production was 25% greater than the prior year's first quarter. Additionally, OSB comprised approximately 38% of the 36 billion square feet of structural panels produced in North America in 1996, and is forecasted to increase to 45% of the market in 1998. Second quarter 1997 MDF prices decreased 7% compared to the prior year second quarter and were 10% below first quarter 1997 prices. The decline was primarily due to continued industry capacity expansion and aggressive pricing by start-up mills in an attempt to gain market share. North American MDF annual production capacity expanded by 13% in 1996 and is expected to increase by an additional 50% through 1999.


RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

         The following table compares operating income by segment for the quarters ended June 30, 1997 and 1996.


                           Operating Income by Segment

                                  Quarter Ended June 30,
                                  --------------------
                                     (In Thousands)
                                   1997         1996
                                  -------      -------
Resources Segment ..........      $29,793      $23,727
Manufacturing Segment ......       12,099        4,670
Other Costs and Eliminations          791        4,353
                                  -------      -------
   Total ...................      $42,683      $32,750
                                  =======      =======


        Resources Segment revenues increased by $15.9 million, or 26%, to $76.5 million for the quarter ended June 30, 1997, compared to $60.6 million for the quarter ended June 30, 1996. This increase was primarily due to revenues of $29.5 million from the Southern Timberlands, purchased in the Southern Region Acquisition in the fourth quarter of 1996, and increased Northwest domestic log prices, offset in part by lower Northwest domestic and export log sales volumes. Northwest domestic log prices increased by 9% compared to the second quarter of 1996 primarily as a result of strong lumber markets. Northwest domestic log sales volume decreased by 29% compared to the second quarter of 1996, primarily due to: (i) the October 1996 sale of 107,000 acres of timberlands in the Rocky Mountain Region, (ii) the acceleration of production into the first quarter of 1997 in the Cascades Region to take advantage of favorable pricing, and (iii) adverse weather conditions in June 1997 which limited harvesting activities in the Rocky Mountain Region. Export log sales volume decreased by 34% compared to the second quarter of 1996, primarily due to unusually heavy snow pack, which limited the Partnership's ability to harvest at higher elevations, and the diversion of lower quality export logs to the domestic market in response to weaker Japanese demand and stronger domestic markets.

        Resources Segment operating income was 39% as a percentage of revenues for each of the quarters ended June 30, 1997 and 1996. Resources Segment costs and expenses increased by $9.9 million, or 27%, to $46.7 million for the quarter ended June 30, 1997, compared to $36.8 million for the quarter ended June 30, 1996. This increase was primarily due to $16.4 million of additional costs related to the Southern Region and increased log and haul expenses in the Northwest as a result of more costly logging methods required in the areas harvested, offset in part by lower Northwest domestic and export sales volume.

        Manufacturing Segment revenues increased by $31.6 million, or 34%, to $124.8 million for the quarter ended June 30, 1997, compared to $93.2 million for the quarter ended June 30, 1996. This increase was primarily due to revenues of $37.3 million from the Southern Conversion Facilities, increased lumber sales prices, and higher MDF sales volumes, offset in part by decreased lumber and wood chip sales volume and lower MDF sales prices. Lumber sales prices in the Northwest increased by 9% compared to the second quarter of 1996 primarily due to the continued strength of both the housing sector and the retail repair and remodel market as a result of a robust U.S. economy and strong consumer confidence, and the reduced supply of certain lumber products. The supply of lumber for the retail board markets has declined due to numerous mills that are targeting production toward the strong housing sector and a decline in the availability of preferred western species. MDF sales volume increased by 7% compared to the prior year second quarter, primarily due to the resolution of first half 1996 production issues associated with the start-up of new high energy refiners. Northwest lumber sales volume decreased by 15% compared to the prior year second quarter, primarily due to the October 1996 sale of the Arden sawmill in Colville, Washington. Wood chip sales volume decreased compared to the prior year second quarter due to the sale of the Arden sawmill. MDF sales prices decreased by 7% primarily as a result of continued industry capacity expansion and aggressive pricing by start-up mills in an attempt to gain market share.

        Manufacturing Segment operating income was 10% and 5% as a percentage of revenues for the quarters ended June 30, 1997 and 1996, respectively. The increase was primarily a result of higher lumber sales prices. Manufacturing Segment costs and expenses increased by $24.2 million, or 27%, to $112.7 million for the quarter ended June 30, 1997, compared to $88.5 million for the quarter ended June 30, 1996. This increase was primarily due to $33.9 million of additional costs related to the Southern Region and increased MDF sales volumes, offset in part by lower Northwest lumber sales volume.

        Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) increased operating income by $0.8 million in the second quarter of 1997, compared to $4.4 million in the second quarter of 1996. The variance of $3.6 million is primarily due to a decrease in the amount of intercompany log profit released during the second quarter of 1997 compared to the prior year period and increased corporate overhead. The lower intercompany profit is primarily a result of the sale of the Arden sawmill and a higher percentage of logs purchased from the Resources Segment during the second quarter of 1997 compared to the second quarter of 1996 due to adverse weather conditions limiting harvesting activity on third party timberlands. The profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

        Interest expense increased by $3.6 million, or 30%, to $15.1 million, for the quarter ended June 30, 1997, compared to $11.5 million for the quarter ended June 30, 1996, primarily due to the issuance of $200 million of senior notes in the fourth quarter of 1996 related to the Southern Region Acquisition.

        The income allocated to the General Partner increased by $2.4 million to $8.2 million for the quarter ended June 30, 1997, compared to $5.8 million for the quarter ended June 30, 1996. This increase was due to higher quarterly distributions to Unitholders, the issuance of 5.7 million additional Limited Partner Units in the fourth quarter of 1996, and higher net income. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Limited Partners, which was $0.55 per Unit during the second quarter of 1997, compared to $0.49 per Unit during the second quarter of 1996. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.


SIX MONTHS 1997 COMPARED TO SIX MONTHS 1996

        The following table compares operating income by segment for the six months ended June 30, 1997 and 1996.

                           Operating Income by Segment

                                          Six Months Ended June 30,
                                          -------------------------
                                               (In Thousands)
                                             1997           1996
                                           --------       --------
         Resources Segment ..........      $ 68,892       $ 54,881
         Manufacturing Segment ......        23,824          6,450
         Other Costs and Eliminations        (6,811)        (1,183)
                                           --------       --------
            Total ...................      $ 85,905       $ 60,148
                                           ========       ========

        Resources Segment revenues increased by $36.8 million, or 27%, to $171.0 million for the six months ended June 30, 1997, compared to $134.2 million for the six months ended June 30, 1996. This increase was primarily due to revenues of $52.8 million from the Southern Timberlands acquired in the fourth quarter of 1996, increased Northwest domestic log prices, and a $3.3 million increase in land sales revenue, offset in part by lower Northwest domestic and export log sales volumes. Northwest domestic log prices increased by 6% compared to the first six months of 1996 primarily as a result of strong lumber markets. Northwest domestic log sales volume decreased by 21% compared to the first six months of 1996, primarily due to: (i) the October 1996 sale of 107,000 acres of timberlands in the Rocky Mountain Region, (ii) increased production in the first quarter of 1996 in the Rocky Mountain Region as a result of unusually low internal log inventories at December 31, 1995, and (iii) planned harvest level reduction in the Cascades Region. Export log sales volume decreased by 23% compared to the first six months of 1996, primarily due to unusually heavy snow pack which limited the Partnership's ability to harvest at higher elevations and the diversion of lower quality export logs to the domestic market.

        Resources Segment operating income was 40% and 41% as a percentage of revenues for the six months ended June 30, 1997 and 1996, respectively. Resources Segment costs and expenses increased by $22.8 million, or 29%, to $102.1 million for the six months ended June 30, 1997, compared to $79.3 million for the six months ended June 30, 1996. This increase was primarily due to $31.5 million of additional costs related to the Southern Region and increased log and haul expenses in the Northwest as a result of more costly logging methods required in the areas harvested, offset in part by lower Northwest domestic and export sales volume.

        Manufacturing Segment revenues increased by $64.9 million, or 36%, to $243.7 million for the six months ended June 30, 1997, compared to $178.8 million for the six months ended June 30, 1996. This increase was primarily due to revenues of $72.7 million from the Southern Conversion Facilities, increased lumber sales prices, and higher MDF sales volumes, offset in part by decreased lumber and wood chip sales volume. Lumber sales prices in the Northwest increased by 12% compared to the first six months of 1996 primarily due to the continued strength of both the housing sector and the retail repair and remodel market as a result of a robust U.S. economy and strong consumer confidence, and the reduced supply of certain lumber products. The supply of lumber for the retail board markets has declined due to the targeting of production by numerous mills toward the strong housing sector and a decline in the availability of preferred western species. MDF sales volume increased by 14% compared to the prior year period, primarily due to the resolution of first half 1996 production issues associated with the start-up of new high energy refiners. Northwest lumber sales volume decreased by 16% compared to the prior year period, primarily due to the October 1996 sale of the Arden sawmill in Colville, Washington. Wood chip sales volume decreased compared to the prior year period due to the sale of the Arden sawmill and the continued temporary closure of the Cle Elum chip plant. The chip plant has been closed since the spring of 1996 as a result of weak pulp and paper markets.

        Manufacturing Segment operating income was 10% and 4% as a percentage of revenues for the six months ended June 30, 1997 and 1996, respectively. The increase was primarily a result of higher lumber sales prices. Manufacturing Segment costs and expenses increased by $47.6 million, or 28%, to $219.9 million for the six months ended June 30, 1997, compared to $172.3 million for the six months ended June 30, 1996. This increase was primarily due to $66.1 million of additional costs related to the Southern Region and increased MDF sales volumes, offset in part by lower Northwest lumber sales volume and chip plant expenses.

        Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $6.8 million in the first six months of 1997, compared to $1.2 million in the first six months of 1996. The variance of $5.6 million is primarily due to increased corporate overhead and a decrease in the amount of intercompany log profit released during the first six months of 1997 compared to the prior year period. The increase in corporate overhead is primarily due to the Southern Region Acquisition and higher employee benefit expenses as a result of better operating results. The profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

        Interest expense increased by $7.4 million, or 32%, to $30.5 million, for the six months ended June 30, 1997, compared to $23.1 million for the six months ended June 30, 1996, primarily due to the issuance of $200 million of senior notes in the fourth quarter of 1996 related to the Southern Region Acquisition.

        The income allocated to the General Partner increased by $3.9 million to $15.4 million for the six months ended June 30, 1997, compared to $11.5 million for the six months ended June 30, 1996. This increase was due to the issuance of
5.7 million additional Limited Partner Units in the fourth quarter of 1996, higher quarterly distributions to Unitholders, and higher net income. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Limited Partners, which was $1.06 per Unit during the first six months of 1997, compared to $0.98 per Unit during the first six months of 1996. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.


FINANCIAL CONDITION AND LIQUIDITY

        During the first six months of 1997, net cash provided by operating activities totaled $100.1 million compared to $50.5 million for the same period in 1996. The increase of $49.6 million was primarily due to favorable working capital changes of $25.0 million and higher net income of $17.7 million compared to the prior year period. The favorable working capital variance is primarily due to $12.1 million and $10.2 million fluctuations in Other Current Assets and Inventory, respectively. The change in Other Current Assets is primarily due to the collection of an installment note receivable during the first quarter of 1997 related to a fourth quarter 1996 higher and better use land sale. The inventory change is primarily due to a greater decrease in log inventories at our Northwest Conversion Facilities during the first six months of 1997 compared to the first six months of 1996 and a seasonal decline in log inventories at our Southern Conversion Facilities during the first six months of 1997. Log inventories at our Northwest Conversion Facilities decreased 60% during the first six months of 1997 compared to 37% during the first six months of 1996, as a result of poor weather-related harvesting conditions during the second half of 1995. Log inventories at our Southern Conversion Facilities decreased 54% during the first six months of 1997, primarily due to the build-up of log inventories during the fourth quarter of 1996 in anticipation of the rainy season. The Partnership plans to fund certain unit award benefit plans during the third quarter of 1997 as a result of achieving a UVT on July 10, 1997. See Note 5 to Notes to Combined Financial Statements. Total funding is expected to be approximately $7.3 million and is expected to be funded from cash generated from operations.

        The Partnership has an unsecured revolving line of credit ("Line of Credit") with a group of banks that permits the Partnership to borrow up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Line of Credit matures on December 13, 2001 and bears a floating rate of interest. As of June 30, 1997, the Partnership had $161.0 million outstanding under the Line of Credit. As of July 7, 1997, the Partnership had repaid $134.0 million of the borrowings under the Line of Credit.

        The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the amount of future indebtedness. In addition, the Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with its debt covenants as of June 30, 1997.

        The Partnership will distribute $0.55 per Unit for the second quarter of 1997. The distribution will equal $34.0 million (including $8.5 million to the General Partner), and will be paid on August 28, 1997 to Unitholders of record on August 15, 1997. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

        Cash required to meet the Company's quarterly cash distributions, capital expenditures and principal and interest payments will be significant. The General Partner expects that cash distributions will be funded from cash on hand and cash generated from operations. It is anticipated that all debt service and future capital expenditures will be funded from cash on hand, cash generated from operations, and borrowings under the Line of Credit.


CAPITAL EXPENDITURES

        Capital expenditures for the first six months of 1997 totaled $6.8 million compared to $10.3 million for the same period in 1996. Total 1997 capital expenditures are expected to be approximately $31 million, compared to $19.3 million (excluding $560.7 million related to the

Southern Region Acquisition) expended in 1996. Planned capital expenditures for the Resources Segment in 1997 are primarily for road construction and reforestation. The Manufacturing Segment's 1997 principal projects include reconfiguration of the Pablo sawmill in western Montana to allow for more efficient processing of small logs, various lumber and plywood projects to improve productivity and increase log recovery, as well as replacements and upgrades of equipment in several of the Conversion Facilities.


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


FEDERAL AND STATE REGULATIONS

         THREATENED AND ENDANGERED SPECIES. The Endangered Species Act ("ESA") protects species threatened with possible extinction. Protection of endangered species may include the imposition of restrictions on timber harvesting and road building activities in areas containing the affected species. A number of species indigenous to the Company's timberlands have been listed as threatened or endangered or have been proposed or are candidates for such status under the ESA, including the northern spotted owl, marbled murrelet, gray wolf, red cockaded woodpecker, mountain caribou, grizzly bear, bald eagle, bull trout and various salmon species.

         In December 1995, the Partnership entered into an agreement to conserve grizzly bears (the "Grizzly Bear Agreement") with the United States Fish and Wildlife Service ("USFWS"), the United States Forest Service ("USFS") and the state of Montana covering 83,000 acres of the Partnership's timberlands in the Swan Valley in western Montana. Under the Grizzly Bear Agreement, the Partnership has agreed to protect certain habitat and to minimize the impact of the Partnership's forestry activities on the grizzly bear. In consideration for this mitigation, the USFWS authorized forestry practices in the Swan Valley that are consistent with the agreement.

         In November 1996, several organizations filed a lawsuit against the Secretary of the Interior and certain USFWS and USFS officials in Federal District Court for the District of Montana challenging the Grizzly Bear Agreement under the ESA and the National Environmental Policy Act. The Partnership expects a decision in this lawsuit in the near future but is unable at this time to predict the outcome of the challenge or what effect, if any, it might have on the Grizzly Bear Agreement, if successful.

         On June 13, 1997, the USFWS proposed a rule to list certain population segments of the bull trout under the ESA. Bull trout are present in numerous streams and rivers which flow across the Partnership's lands in Montana, Idaho and Washington. Final listing of the bull trout, which would not occur for at least a year, could lead to additional regulation of timber harvesting and road building in riparian areas. The Partnership is unable at this time to predict the outcome of the listing proposal or the nature or scope of any land management restrictions that might be imposed to protect the bull trout as a result of any such listing.

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

         LEGISLATION RESTRICTING LOG EXPORTS. Federal legislation currently prohibits the sale of unprocessed logs harvested from federal lands located in the western half of the U.S. if such logs will be exported from the U.S. by the purchaser thereof, or if such logs will be used by the purchaser thereof as a substitute for timber from private lands which is exported by such purchaser. In order to enforce this substitution prohibition, the legislation requires persons who export private logs and who wish to purchase federal timber to obtain an approved federal timber "sourcing area". To obtain approval it must be shown that the desired federal timber sourcing area is economically and geographically separate from the area from which such person exports private logs. In 1991, the Partnership applied for and obtained an approved sourcing area for the Partnership's Northwest conversion facilities. Under the legislation, sourcing areas are subject to review and renewal at least every five years.

         In October 1995, the USFS issued final regulations implementing the 1990 legislation that could have made it more difficult to obtain sourcing areas. These regulations, along with regulations providing for periodic review of sourcing areas, however, have been temporarily withdrawn pursuant to Congressional action to allow time for further public comment and for Congress to consider modifications to the export law. Revisions to the export law were recently proposed which the Partnership believes would eliminate the uncertainty caused by the final regulations and would favorably affect the Partnership's ability to obtain subsequent approvals of its sourcing area. The Partnership is unable to predict, however, whether the proposed revisions will be enacted as drafted, if at all. Whether or not the proposed amendments to the export law are enacted, however, the Partnership believes that its sourcing area meets the current statutory test and should be renewed.

         In addition, federal legislation prohibits the export of unprocessed logs harvested from certain state lands. Initially, Washington and Oregon prohibited the export of all logs harvested from state lands. The legislation provided, however, that the ban in Washington state on the export of state logs would become a partial ban beginning January 1, 1996. Pending finalization of the rules, the full ban is being maintained. The proposed amendments to the export law would make the Washington state full ban permanent. Proposals have also been made from time to time to either ban or tax the export of unprocessed logs harvested from private lands. To date, such proposals have been unsuccessful.


PART II -OTHER INFORMATION


   Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.


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

INDEX TO EXHIBITS

Exhibit
Designation       Nature of Exhibit
-----------       -----------------
3.1               Amended and Restated Agreement of Limited Partnership of Plum Creek Timber Company, L.P.
                  dated June 8, 1989, as amended and restated through October 17, 1995 (Form 10-Q, File No. 1-
                  10239, for the quarter ended September 30, 1995).

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



                      PLUM CREEK TIMBER COMPANY, L.P.
                               (Registrant)


                      By:  Plum Creek Management Company, L.P.
                               as General Partner


                           By:       /s/ Diane M. Irvine
                               -------------------------------------------------
                                     DIANE M. IRVINE
                                     Vice President and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)




Date: August 11, 1997