Form 10-Q
period 1997-09-30
PLUM CREEK TIMBER CO L P
filed 1997-11-12
CIK 849213

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q


               (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1997

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
                                 (UNAUDITED)

                                        Quarter Ended September 30,
                                        ---------------------------
                                                1997           1996
                                             ----------     ----------
                                      (In Thousands, Except Per Unit)
Revenues .................................   $  198,663     $  173,039
                                             ----------     ----------
Costs and Expenses:
  Cost of Goods Sold......................      135,024        115,155
  Selling, General and Administrative.....       15,973          9,435
                                             ----------     ----------
    Total Costs and Expenses..............      150,997        124,590
                                             ----------     ----------

Operating Income..........................       47,666         48,449

Interest Expense..........................      (14,991)       (11,289)
Interest Income...........................          328            212
Other Expense - Net.......................         (238)          (145)
                                             ----------     ----------

Income before Income Taxes................       32,765         37,227
Provision for Income Taxes................          (36)           451
                                             ----------     ----------
Net Income................................   $   32,801     $   36,776


General Partner Interest..................        8,329          6,578
                                             ----------     ----------
Net Income Allocable to Unitholders.......   $   24,472     $   30,198
                                             ==========     ==========

Net Income per Unit.......................   $     0.52     $     0.75
                                             ==========     ==========

See accompanying Notes to Combined Financial Statements



                         PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)

                                        Nine Months Ended September 30,
                                        -------------------------------
                                                  1997         1996
                                              -----------   -----------
                                        (In Thousands, Except Per Unit)

Revenues...................................  $    541,873   $   439,477
                                             ------------   -----------
Costs and Expenses:
     Cost of Goods Sold....................       370,734       306,058
     Selling, General and Administrative...        37,568        24,822
                                             ------------   -----------
       Total Costs and Expenses............       408,302       330,880
                                             ------------   -----------

Operating Income...........................       133,571       108,597

Interest Expense...........................       (45,511)      (34,350)
Interest Income............................           787           543
Other Expense - Net........................          (930)         (228)
                                             ------------   -----------

Income before Income Taxes.................        87,917        74,562
Provision for Income Taxes.................           534           894
                                             ------------   -----------
Net Income.................................  $     87,383   $    73,668


General Partner Interest...................        23,758        18,115
                                             ------------   -----------
Net Income Allocable to Unitholders........  $     63,625   $    55,553
                                             ============   ===========
Net Income per Unit........................  $       1.37   $      1.37
                                             ============   ===========

See accompanying Notes to Combined Financial Statements


                         PLUM CREEK TIMBER COMPANY, L.P.
                             COMBINED BALANCE SHEET
                                  (UNAUDITED)

                                             September 30,  December 31,
                                                 1997          1996
                                             ------------   -----------
                                                   (In Thousands)
ASSETS
Current Assets:
  Cash and Cash Equivalents............... $   150,340    $   123,892
  Accounts Receivable.....................      34,778         23,697
  Inventories.............................      52,423         53,884
  Timber Contract Deposits................       5,695          5,987
  Other Current Assets....................       4,769         15,025
                                             ----------     ----------
                                               248,005        222,485

Timber and Timberlands -  Net.............     893,237        922,652
Property, Plant and Equipment  -  Net.....     163,796        172,688
Other Assets .............................      19,394         18,609
                                             ---------      ---------
  Total Assets............................ $ 1,324,432    $ 1,336,434
                                             =========      =========
LIABILITIES
Current Liabilities:
  Current Portion of Long-Term Debt....... $    18,400    $    17,400
  Accounts Payable........................      19,513         13,443
  Interest Payable........................      17,081          9,530
  Wages Payable...........................      14,715         13,187
  Taxes Payable...........................       7,553          5,275
  Workers' Compensation Liabilities.......       1,450          1,450
  Other Current Liabilities...............       8,851          9,212
                                             ---------      ---------
                                                87,563         69,497

Long-Term Debt............................     584,000        602,400
Lines of Credit...........................     161,000        161,000
Workers' Compensation Liabilities.........       8,571          8,533
Other Liabilities.........................       3,287          3,356
                                             ---------      ---------
  Total Liabilities.......................     844,421        844,786
                                             ---------      ---------
Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units...................     479,149        490,105
General Partner...........................         862          1,543
                                             ---------      ---------
  Total Partners' Capital.................     480,011        491,648
                                             ---------      ---------
  Total Liabilities and Partners' Capital. $ 1,324,432   $  1,336,434
                                             =========      =========

See accompanying Notes to Combined Financial Statements



                         PLUM CREEK TIMBER COMPANY, L.P.
                        COMBINED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                        Nine Months Ended September 30,
                                        -------------------------------
                                                     1997        1996
                                                  ---------   ---------
                                                       (In Thousands)
Cash Flows From Operating Activities:
Net Income......................................  $  87,383   $  73,668
Adjustments to Reconcile Net Income to
  Net Cash Provided By Operating Activities:
  Depreciation, Depletion and Amortization......     51,688      41,716
  Gain (Loss) on Asset Dispositions - Net.......       (200)         70
  Working Capital Changes:
    Accounts Receivable.........................    (11,081)     (7,174)
    Inventories.................................      1,461      (3,071)
    Timber Contract Deposits and
    Other Current Assets........................     10,548      (1,917)
    Accounts Payable............................      6,070          75
    Other Accrued Liabilities...................     10,996       5,249
  Other.........................................       (167)     (2,395)
                                                  ---------   ---------
Net Cash Provided By Operating Activities.......    156,698     106,221
                                                  ---------   ---------

Cash Flows From Investing Activities:
  Additions to Properties.......................    (14,205)    (14,169)
  Proceeds from Asset Dispositions..............        375         133
                                                  ---------   ---------
Net Cash Used In Investing Activities...........    (13,830)    (14,036)
                                                  ---------   ---------
Cash Flows From Financing Activities:
  Cash Distributions............................    (99,020)    (79,070)
  Retirement of Long-Term Debt..................    (17,400)    (14,100)
  Borrowings Under the Lines of Credit..........    637,500     413,500
  Repayments Under the Lines of Credit..........   (637,500)   (413,500)
                                                  ---------   ---------
Net Cash Used In Financing Activities...........   (116,420)    (93,170)
                                                  ---------   ---------

Increase (Decrease) In Cash and Cash Equivalents     26,448        (985)

Cash and Cash Equivalents:
  Beginning of Period...........................    123,892      87,604
                                                  ---------   ---------
  End of Period.................................  $ 150,340   $  86,619
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

     Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 46,323,300 for the three and nine month periods ended September 30, 1997 and was 40,608,300 for the three and nine month periods ended September 30, 1996.

2.  INVENTORIES

     Inventories consisted of the following (in thousands):

                              September 30,       December 31,
                                 1997                1996
                              ------------        -----------
Raw materials (logs)          $  19,340           $  23,171
Work-in-process                   6,876               7,227
Export logs                       1,662               1,048
Finished goods                   16,721              15,034
                              ---------           ---------
                                 44,599              46,480
Supplies                          7,824               7,404
                              ---------           ---------
   Total                      $  52,423           $  53,884
                              =========           =========

     Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at September 30, 1997 and December 31, 1996 was $45.5 million and $46.4 million, respectively.


3.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

     Timber and timberlands consisted of the following (in thousands):

                                   September 30,       December 31,
                                        1997              1996
                                   ------------        -----------
Timber and logging roads - net     $  795,106          $  824,160
Timberlands                            98,131              98,492
                                   ----------          ----------
     Timber and Timberlands - net  $  893,237          $  922,652
                                   ==========          ===========

     Property, plant and equipment consisted of the following (in thousands):

                                       September 30,       December 31,
                                            1997                1996
                                        ------------        -----------
Land, buildings and improvements        $  60,633           $  60,173
Machinery and equipment                   235,405             229,513
                                        ---------           ---------
                                          296,038             289,686
Accumulated depreciation                 (132,242)           (116,998)
                                        ---------           ---------
  Property, Plant and Equipment - net   $ 163,796           $ 172,688
                                        =========           =========

4.  BORROWINGS

     As of September 30, 1997, the Company had $161.0 million of borrowings under its revolving line of credit. The revolving line of credit allows the Partnership to borrow $225 million, including up to $20 million of standby letters of credit issued on behalf of the
Partnership or Manufacturing, through December 13, 2001.   As of
September 30, 1997, $64 million remained available for borrowing under the line of credit. As of October 3, 1997, $146 million of borrowings on the line of credit were repaid.


5.  SUBSEQUENT EVENTS

     On October 14, 1997, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.55 per Unit for the third quarter of 1997. Total distributions will equal approximately $34.0 million (including $8.5 million to the General Partner) and will be paid on November 26, 1997 to Unitholders of record on November 14, 1997.

     On November 4, 1997, the Company announced plans to reconfigure its manufacturing complex at Joyce, Louisiana to add value in targeted high margin, higher growth lumber product areas. With an investment of approximately $22 million, the Company plans to build a state-of-the-art, high-volume sawmill that will allow the Company to capture greater value from its timber resource through improved productivity and efficiency. As part of the plan, the existing plywood plant and sawmill, which currently employ 430 people, will be closed in stages, commencing in the third quarter of 1998. The new sawmill will employ approximately 230 people and is expected to be fully operational by October 1998. The Company expects to record an expense of approximately $2 million during the fourth quarter of 1997 for severance costs related to the closure of the plywood plant.


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

CURRENT MARKET CONDITIONS

     Prices for domestic logs in the Cascades Region were slightly higher than the third quarter of 1996, but declined compared to second quarter 1997 prices. Prices were generally under downward pressure throughout the third quarter due to declining lumber prices, the seasonal increase in supply as a result of favorable harvesting conditions, and the diversion of export quality logs to the domestic market due to weak export demand. Domestic log prices in the Rocky Mountain Region decreased modestly compared to the third quarter of 1996 and the second quarter of 1997 primarily as a result of weaker lumber markets. Pulp log and residual chip prices remain relatively weak in both the Cascades and Rocky Mountain Regions; however, demand has begun to improve as chip inventories continue to decline and pulp and paper markets improve. Third quarter domestic and pulp log prices in the Southern Region declined compared to second quarter pricing due to the seasonal increase in log supply. However, pulp log prices remained strong due to low chip inventories and improving pulp and paper markets.

     Export log prices for the third quarter of 1997 decreased compared to the prior year third quarter and the second quarter of 1997 as a result of weak Japanese demand and ample supply from global sources. Demand has fallen due to a weaker Japanese economy, declining consumer confidence, and accelerated building earlier in the year due to the April 1, 1997 2% increase in the Japanese consumption tax. There remains a steady supply of lower cost substitutes from global sources including Russian logs and Scandinavian and Canadian lumber.

      Third quarter 1997 industry composite indices for lumber were 3% and 7% lower than the third quarter of 1996 and the second quarter of 1997, respectively, primarily due to an excess supply of lumber. North American lumber production in all major producing regions has increased and 1997 production is expected to exceed the prior year's production by 4%. In addition to the increased production, the domestic supply of lumber has also risen as a result of the weak export markets. Overall demand for lumber during the third quarter of 1997 was strong due to a robust U.S. economy but weakened near the end of the quarter due to the seasonal decline in building activity. Third quarter 1997 lumber prices in the retail board markets improved compared to the prior year third quarter due to a decline in the supply of preferred western species. However, retail board prices began to moderate late in the quarter as mills began targeting production toward the retail board sector due to falling commodity prices.

     Third quarter 1997 industry composite indices for commodity plywood prices were comparable with the third quarter of 1996 and the second quarter of 1997. Despite continued capacity expansion of low-cost oriented strand board (OSB), plywood prices remained firm during the third quarter due to strong demand as a result of solid building activity, low field inventories due to just-in-time buying practices, and reduced supply due to a greater focus by manufacturers on specialty items. Inroads by OSB into traditional plywood markets appear to have slowed, and plywood continues to be the panel of choice for many applications. However, commodity plywood prices are expected to remain under downward pressure due to continued OSB capacity expansion. OSB production was 16% greater in the first six months of 1997 than the prior year's first six months. Third quarter 1997 MDF prices decreased 8% compared to the prior year third quarter and were comparable to second quarter 1997 prices. The decline from the prior year was primarily due to continued industry capacity expansion and aggressive pricing by start-up mills attempting to gain market share.

SOUTHERN REGION RECONFIGURATION

     On November 4, 1997, the Company announced plans to reconfigure its manufacturing complex at Joyce, Louisiana to add value in targeted high margin, higher growth lumber product areas. With an investment of approximately $22 million, the Company plans to build a state-of-the-art, high-volume sawmill that will allow the Company to capture greater value from its timber resource through improved productivity and efficiency. As part of the plan, the existing plywood plant and sawmill, which currently employ 430 people, will be closed in stages, commencing in the third quarter of 1998. The new sawmill will employ approximately 230 people and is expected to be fully operational by October 1998. The Company expects to record an expense of approximately $2 million during the fourth quarter of 1997 for severance costs related to the closure of the plywood plant. The closure of the plywood plant is not expected to be material to the Company's results of operations. All costs related to the reconfiguration are expected to be funded from cash on hand, cash generated from operations, and borrowings under the Line of Credit.

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

     The following table compares operating income by segment for the quarters ended September 30, 1997 and 1996.

                    Operating Income by Segment

                              Quarter Ended September 30,
                              --------------------------
                                   (In Thousands)
                                1997           1996
                              ---------      --------
Resources Segment             $  50,443      $ 51,349
Manufacturing Segment            12,324        11,247
Other Costs and Eliminations    (15,101)      (14,147)
                              ---------      --------
   Total                      $  47,666      $ 48,449
                              =========      ========

     Resources Segment revenues increased by $8.2 million, or 7%, to $120.9 million for the quarter ended September 30, 1997, compared to $112.7 million for the quarter ended September 30, 1996. This increase was primarily due to revenues of $32.8 million from the Southern Timberlands, purchased in the Southern Region Acquisition in the fourth quarter of 1996, and a $2.6 million increase in land sales revenue, offset in part by lower Northwest domestic and export log sales volumes and decreased in-woods chipping activity in the Rocky Mountain Region. Northwest domestic log sales volume decreased by 23% compared to the third quarter of 1996, primarily due to the October 1996 sale of 107,000 acres of timberlands in the Rocky Mountain Region and a planned reduction in harvest volumes in the Cascades Region. Export log sales volume decreased by 21% compared to the third quarter of 1996, primarily due to the diversion of lower quality export logs to the domestic market in response to weaker Japanese demand. Revenues from in-woods chipping activities in the Rockies decreased by $2.8 million compared to the third quarter of 1996 as a result of planned reductions in volume due to weak market conditions.

     Resources Segment operating income was 42% and 46% as a percentage of revenues for the quarters ended September 30, 1997 and 1996, respectively. The decrease is primarily due to a 9% increase in log and haul expenses in the Northwest as a result of longer hauling distances and more costly logging methods required in the areas harvested and a 2% decrease in Northwest domestic log sales prices. Resources Segment costs and expenses increased by $9.2 million, or 15%, to $70.5 million for the quarter ended September 30, 1997, compared to $61.3 million for the quarter ended September 30, 1996. This increase was primarily due to $16.7 million of costs related to the Southern Region and increased log and haul expenses in the Northwest, offset in part by lower Northwest domestic and export sales volume.

     Manufacturing Segment revenues increased by $32.9 million, or 34%, to $131.0 million for the quarter ended September 30, 1997, compared to $98.1 million for the quarter ended September 30, 1996. This increase was primarily due to revenues of $40.9 million from the Southern Conversion Facilities and higher Northwest plywood and MDF sales volumes, offset in part by decreased lumber and wood chip sales volume and lower MDF sales prices. Plywood sales volumes in the Northwest increased by 8% compared to the prior year third quarter primarily as a result of increased production due to capital improvements and additional production shifts. MDF sales volume increased by 14% compared to the prior year third quarter, primarily due to greater efficiencies from high-energy refiners that were installed in the third quarter of 1995. Northwest lumber sales volume decreased by 18% compared to the prior year third quarter, primarily due to the October 1996 sale of the Arden sawmill in Colville, Washington. Wood chip sales volume decreased compared to the prior year third quarter due to the sale of the Arden sawmill. MDF sales prices decreased by 8% primarily as a result of continued industry capacity expansion and aggressive pricing by start-up mills attempting to gain market share.

     Manufacturing Segment operating income was 9% and 11% as a percentage of revenues for the quarters ended September 30, 1997 and
1996, respectively.   Manufacturing Segment costs and expenses increased
by $31.9 million, or 37%, to $118.7 million for the quarter ended September 30, 1997, compared to $86.8 million for the quarter ended September 30, 1996. This increase was primarily due to $37.6 million of costs related to the Southern Region and increased Northwest plywood and MDF sales volumes, offset in part by lower Northwest lumber sales volume.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $15.1 million in the third quarter of 1997, compared to $14.1 million in the third quarter of 1996. The variance of $1.0 million is primarily due to an increase in corporate overhead. The increase in corporate overhead is primarily due to expense resulting from the achievement of a Unit Value Target ("UVT") under the Company's Long-Term Incentive Plan and Key Employee Long-Term Incentive Plan during the third quarter of 1997, offset in part by the accrual of incentive-based compensation in the third quarter of 1996.

      The achievement of a UVT under the Company's Long-Term Incentive Plan and Key Employee Long-Term Incentive Plan resulted in $5.4 million of expense in the third quarter of 1997, the majority of which was included in selling, general and administrative expenses. Interest expense increased by $3.7 million, or 33%, to $15.0 million, for the quarter ended September 30, 1997, compared to $11.3 million for the quarter ended September 30, 1996, primarily due to the issuance of $200 million of senior notes in the fourth quarter of 1996 related to the Southern Region Acquisition.

     The income allocated to the General Partner increased by $1.7 million to $8.3 million for the quarter ended September 30, 1997, compared to $6.6 million for the quarter ended September 30, 1996. This increase was due to higher quarterly distributions to Unitholders and the issuance of 5.7 million additional Limited Partner Units in the fourth quarter of 1996. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Limited Partners, which was $0.55 per Unit during the third quarter of 1997, compared to $0.51 per Unit during the third quarter of 1996. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.

NINE MONTHS 1997 COMPARED TO NINE MONTHS 1996

     The following table compares operating income by segment for the nine months ended September 30, 1997 and 1996.

               Operating Income by Segment

                                   Nine Months Ended September 30,
                                             (In Thousands)
                                     1997           1996
                                   ---------      ---------
Resources Segment                  $ 119,335      $ 106,230
Manufacturing Segment                 36,148         17,697
Other Costs and Eliminations         (21,912)       (15,330)
                                   ---------      ---------
   Total                           $ 133,571      $ 108,597
                                   =========      =========

     Resources Segment revenues increased by $45.0 million, or 18%, to $291.9 million for the nine months ended September 30, 1997, compared to $246.9 million for the nine months ended September 30, 1996. This increase was primarily due to revenues of $85.5 million from the Southern Timberlands acquired in the fourth quarter of 1996 and a $5.9 million increase in land sales revenue, offset in part by lower Northwest domestic and export log sales volumes. Northwest domestic log sales volume decreased by 22% compared to the first nine months of 1996, primarily due to the October 1996 sale of 107,000 acres of timberlands in the Rocky Mountain Region and planned harvest level reductions in the Cascades Region. Export log sales volume decreased by 22% compared to the first nine months of 1996, primarily due to the diversion of lower quality export logs to the domestic market in response to weaker Japanese demand.

     Resources Segment operating income was 41% and 43% as a percentage of revenues for the nine months ended September 30, 1997 and 1996, respectively. Resources Segment costs and expenses increased by $31.8 million, or 23%, to $172.5 million for the nine months ended September 30, 1997, compared to $140.7 million for the nine months ended September 30, 1996. This increase was primarily due to $48.2 million of costs related to the Southern Region and increased log and haul expenses in the Northwest, offset in part by lower Northwest domestic and export sales volume. Northwest log and haul expenses increased by 9% as a result of longer hauling distances and more costly logging methods required in the areas harvested.

     Manufacturing Segment revenues increased by $97.8 million, or 35%, to $374.7 million for the nine months ended September 30, 1997, compared to $276.9 million for the nine months ended September 30, 1996. This increase was primarily due to revenues of $113.6 million from the Southern Conversion Facilities, increased lumber sales prices, and higher Northwest plywood and MDF sales volumes, offset in part by decreased lumber and wood chip sales volume and decreased MDF sales prices. Lumber sales prices in the Northwest increased by 7% compared to the first nine months of 1996 primarily due to the continued strength of both the housing sector and the retail repair and remodel market as a result of a robust U.S. economy and strong consumer confidence. In addition, the supply of lumber for the retail board markets declined due to the targeting of production by numerous mills toward the strong housing sector and a decline in the availability of preferred western species. Plywood sales volumes in the Northwest increased by 6% compared to the prior year primarily as a result of increased production due to capital improvements and additional production shifts. MDF sales volume increased by 14% compared to the prior year period, primarily due to greater efficiencies from high energy refiners that were installed in the third quarter of 1995. Northwest lumber sales volume decreased by 17% compared to the prior year period, primarily due to the October 1996 sale of the Arden sawmill in Colville, Washington. Wood chip sales volume decreased compared to the prior year period due to the sale of the Arden sawmill and the continued temporary closure of the Cle Elum chip plant. The chip plant has been closed since the spring of 1996 as a result of weak pulp and paper markets. MDF sales prices decreased by 5% primarily as a result of continued industry capacity expansion and aggressive pricing by start-up mills attempting to gain market share.

     Manufacturing Segment operating income was 10% and 6% as a percentage of revenues for the nine months ended September 30, 1997 and 1996, respectively. The increase was primarily a result of higher lumber sales prices. Manufacturing Segment costs and expenses increased by $79.3 million, or 31%, to $338.5 million for the nine months ended September 30, 1997, compared to $259.2 million for the nine months ended September 30, 1996. This increase was primarily due to $103.7 million of costs related to the Southern Region and increased Northwest plywood and MDF sales volumes, offset in part by lower Northwest lumber sales volume and lower Northwest plywood raw material costs. Northwest plywood raw material costs decreased by 9% as a result of lower log costs and better log recoveries due to capital projects.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $21.9 million in the first nine months of 1997, compared to $15.3 million in the first nine months of 1996. The variance of $6.6 million is primarily due to increased corporate overhead. The increase in corporate overhead is primarily due to an expense resulting from the achievement of a UVT under the Company's Long-Term Incentive Plan and Key Employee Long-Term Incentive Plan during the third quarter of 1997.

     The achievement of a UVT under the Company's Long-Term Incentive Plan and Key Employee Long-Term Incentive Plan resulted in $5.4 million of expense in the first nine months of 1997, the majority of which was included in selling, general and administrative expenses. Interest expense increased by $11.1 million, or 32%, to $45.5 million, for the nine months ended September 30, 1997, compared to $34.4 million for the nine months ended September 30, 1996, primarily due to the issuance of $200 million of senior notes in the fourth quarter of 1996 related to the Southern Region Acquisition.

     The income allocated to the General Partner increased by $5.7 million to $23.8 million for the nine months ended September 30, 1997, compared to $18.1 million for the nine months ended September 30, 1996. This increase was due to higher quarterly distributions to Unitholders and the issuance of 5.7 million additional Limited Partner Units in the fourth quarter of 1996. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Limited Partners, which was $1.61 per Unit during the first nine months of 1997, compared to $1.49 per Unit during the first nine months of 1996. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.

FINANCIAL CONDITION AND LIQUIDITY

     During the first nine months of 1997, net cash provided by operating activities totaled $156.7 million compared to $106.2 million for the same period in 1996. The increase of $50.5 million was primarily due to favorable working capital changes of $24.8 million, higher net income of $13.7 million, and a $10.0 million increase in depreciation, depletion and amortization compared to the prior year period. The favorable working capital variance is primarily due to $11.9 million and $6.0 million fluctuations in Other Current Assets and Accounts Payable, respectively. The change in Other Current Assets is primarily due to the collection of an installment note receivable during the first quarter of 1997 related to a fourth quarter 1996 higher and better use land sale. The accounts payable fluctuation is primarily due to an increase in logger payables as a result of significantly higher harvest levels in September 1997 compared to December 1996, while harvest levels in September 1996 were comparable to December 1995 levels. The increase in depreciation, depletion and amortization is primarily due to increased harvest activity as a result of the Southern Region Acquisition. During the third quarter of 1997, the Partnership used $7.6 million of cash generated from operations to fund certain unit award benefit plans as a result of achieving a UVT on July 10, 1997.

     The Partnership has an unsecured revolving line of credit ("Line of Credit") with a group of banks that permits the Partnership to borrow up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Line of Credit matures on December 13, 2001 and bears a floating rate of interest. As of September 30, 1997, the Partnership had $161.0 million outstanding under the Line of Credit. As of October 3, 1997, $146 million of borrowings on the line of credit were repaid.

     The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the amount of future indebtedness. In addition, the Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with its debt covenants as of September 30, 1997.

     The Partnership will distribute $0.55 per Unit for the third quarter of 1997. The distribution will equal $34.0 million (including $8.5 million to the General Partner), and will be paid on November 26, 1997 to Unitholders of record on November 14, 1997. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

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

CAPITAL EXPENDITURES

     Capital expenditures for the first nine months of 1997 totaled $14.2 million, which is equivalent to capital expenditures for the same period in 1996. Total 1997 capital expenditures are expected to be approximately $31 million, compared to $19.3 million (excluding $560.7 million related to the Southern Region Acquisition) expended in 1996. Planned capital expenditures for the Resources Segment in 1997 are primarily for road construction and reforestation. The Manufacturing Segment's 1997 principal projects include reconfiguration of the Pablo sawmill in western Montana to allow for more efficient processing of small logs, various lumber and plywood projects to improve productivity and increase log recovery, as well as replacements and upgrades of equipment in several of the Conversion Facilities. The Company expects total capital expenditures for 1998 to be approximately $48 million, including $20 million for the reconfiguration of the manufacturing facilities in Joyce, Louisiana.

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

     In November 1996, several organizations filed a lawsuit against the Secretary of the Interior and certain USFWS and USFS officials in Federal District Court for the District of Montana challenging the Grizzly Bear Agreement under the ESA and the National Environmental Policy Act ("NEPA"). Plum Creek subsequently became a party to the lawsuit in order to defend the Grizzly Bear Agreement. On October 10, 1997, the Court ruled in favor of Plum Creek and the government, upholding the Grizzly Bear Agreement under both the ESA and NEPA. An appeal of this decision is pending before the Ninth Circuit Court of Appeals.

     On June 13, 1997, the USFWS proposed a rule to list certain population segments of the bull trout under the ESA. Bull trout are present in numerous streams and rivers which flow across the Partnership's lands in Montana, Idaho and Washington. Should listing of the bull trout occur, timber harvesting and road building in riparian areas could be subject to additional regulation. The Partnership is unable at this time to predict the outcome of the listing proposal or the nature or scope of any land management restrictions that might be imposed to protect the bull trout as a result of any such listing.

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

     In October 1995, the USFS issued final regulations implementing the export legislation that could have made it more difficult to obtain sourcing areas. These regulations, along with regulations providing for periodic review of sourcing areas, however, have been temporarily withdrawn pursuant to Congressional action to allow time for further public comment and for Congress to consider modifications to the export law. Revisions to the export law were recently approved by Congress and are pending final approval by President Clinton. The Partnership believes these revisions would eliminate the uncertainty caused by the final regulations and would favorably affect the Partnership's ability to obtain subsequent approvals of its sourcing area. The Partnership is unable to predict, however, whether President Clinton will sign the legislation into law. Whether or not the amendments to the export law are enacted, however, the Partnership believes that its sourcing area meets the current statutory test and should be renewed.

     In addition, federal legislation prohibits the export of unprocessed logs harvested from certain state lands. Initially, Washington and Oregon prohibited the export of all logs harvested from state lands. The legislation provided, however, that the ban in Washington state on the export of state logs would become a partial ban beginning January 1, 1996. Pending finalization of the rules, the full ban is being maintained. The amendments to the export law approved by Congress would make Washington state's full ban permanent. Proposals have also been made from time to time to either ban or tax the export of unprocessed logs harvested from private lands. To date, such proposals have been unsuccessful.

PART II -OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     As reported in the Company's Form 10-Q for the quarter ended March 31, 1997, the Company initiated arbitration proceedings against Stone Container Corporation ("Stone") on May 2, 1997 to enforce the pricing and volume provisions of a long-term chip supply agreement, which Stone had disputed. On September 10, 1997, the arbitration panel ruled in favor of Plum Creek on all issues and ordered Stone to pay Plum Creek the contract price for wood chips.

     As reported most recently in the Company's Form 10-K for the year ended December 31, 1996, the Company received a Compliance Order ("Order") in June of 1995 from the Environmental Protection Agency ("EPA") under the Clean Air Act. The Order alleged that the startup in 1990 of a boiler at the Company's Pablo sawmill did not meet new source performance standards ("NSPS"). Work on the boiler project commenced in March 1989, when NSPS did not apply to boilers of this size. Prior to final startup of the boiler, however, new rules were proposed that, if applicable, would have required meeting these standards. The EPA took the position that the new rules applied. In December 1995, the Company voluntarily installed a pollution control device and an opacity monitor on the boiler at a cost of $700,000 without waiving any defenses to the EPA claim. On March 12, 1996, the Department of Justice, on behalf of the EPA, filed suit in federal court seeking civil penalties and injunctive relief for the alleged violation of NSPS in accordance with the Clean Air Act which contemplates civil penalties. In August of 1997, the parties reached a settlement in the form of a Consent Decree in which the Company agreed to continue to comply with the NSPS, pay a $300,000 civil penalty, and pay $75,000 toward a project to reduce road dust and other airborne particulate matter in Pablo, Montana and the surrounding area. The Consent Decree was formally accepted by the court on October 22, 1997.

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

4.3* Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company,
               L. P. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company, L.P. (Form 8 Amendment No. 1, for the year ended December 31, 1990). Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Senior Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Senior Note Agreement Amendment dated April 15, 1997.
               See attached exhibit.

4.4* Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P. (Form 8 Amendment No. 1, for the year ended December 31,
               1990). Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31,
               1993). Amendment No. 3, Mortgage Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Amendment to Mortgage Note Agreement dated June 15, 1995 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995). Mortgage Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30,
               1996). Mortgage Note Agreement Amendment dated April 15, 1997. See attached exhibit.

4.5* Senior Note Agreement, dated August 1, 1994, 8.73% Senior Notes due August 1, 2009, Plum Creek Timber Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated as of October 15, 1995 (Form 10-K, No. 1-10239, for the year ended December 31, 1995). Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Senior Note Agreement Amendment dated April 15, 1997. See attached exhibit.

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




                         PLUM CREEK TIMBER COMPANY, L.P.
                                   (Registrant)


                         By:  Plum Creek Management Company, L.P.
                              as General Partner


                              By:  /s/ Diane M. Irvine
                                 --------------------------
                                 DIANE M. IRVINE
                                 Vice President and
                                 Chief Financial Officer
                                (Duly Authorized Officer and Principal
                                 Financial and Accounting Officer)




Date: November 10, 1997