Form 10-K405
period 1997-12-31
PLUM CREEK TIMBER CO L P
filed 1998-03-09
CIK 849213

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

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

       Securities registered pursuant to Section 12(b) of the Act:
     Depositary Units, Representing Limited Partner Interests ("Units")

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

The aggregate market value of Units held by non-affiliates based on the closing sales price on February 28, 1998 was approximately
$1,523,574,709. For this calculation, all executive officers and directors have been deemed affiliates. Such determination should not be deemed an admission that such executive officers and directors are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

                                   PART I


ITEM 1. BUSINESS

GENERAL

     Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership organized in 1989, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage, and operate approximately 2.4 million acres of timberland and twelve wood products conversion facilities in the Northwest and Southeast United States. The Partnership owns 98 percent of Manufacturing, and 96 percent of Marketing. Plum Creek Management Company, L.P., (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing, and owns the remaining two percent and four percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing.

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

SEGMENT INFORMATION

     As used herein, "Resources Segment" refers to the combined timber and land management business of the Partnership. "Manufacturing
Segment" refers to the combined business of Manufacturing and Marketing. Certain financial information for each business segment is included in
Note 14 of Notes to Combined Financial Statements.

RESOURCES SEGMENT

     GENERAL. The Partnership owns and manages approximately 2.4 million acres of timberland in the Northwest and Southeast United States (the "Timberlands"). The Timberlands are geographically segregated into three regions: the Cascades Region in western Washington, the Rocky Mountain Region in western Montana and northern Idaho, and the Southern Region in Louisiana and Arkansas. At December 31, 1997, the Timberlands contained an estimated timber inventory of 8.6 billion board feet ("BBF") of standing timber in the Cascades and Rocky Mountain Regions (the "Northwest Timberlands") and approximately 5.2 million Cunits in the Southern Region (the "Southern Timberlands").

     The Resources Segment grows and harvests timber for sale in export and domestic markets and sells, on an opportunistic basis, land which is designated as having a higher and better use than forest management.

     The Cascades Region consists of approximately 309,000 acres of timberland containing an estimated 2.0 BBF of standing timber. Logs harvested in the Cascades Region are sold for export to Pacific Rim countries, principally Japan, and to domestic mills owned by third parties, as the Company does not own mills in the Cascades Region. Logs sold for export are generally of higher quality than logs sold into the domestic market.

     The Rocky Mountain Region consists of approximately 1,591,000 acres of timberland containing an estimated 6.6 BBF of standing timber. The Rocky Mountain Region sells logs to the Manufacturing Segment, with the remainder sold to third-party domestic mills. Simultaneously with the Montana Timberland Acquisition, the Partnership entered into a log sourcing agreement with Stimson to supply Stimson's Montana mills with logs, based upon prevailing market prices, over a ten year period ending in 2003.

     The Southern Region consists of approximately 538,000 acres (including 9,000 acres of leased land) containing an estimated 5.2 million Cunits of standing timber. The Southern Timberlands are nearing the end of a process commenced in 1972 of conversion from unmanaged second growth timber into plantation forests. The Partnership expects this process to be completed by approximately the year 2000. The pine fiber growth from these plantations is expected to increase substantially over the next 10 to 15 years as a result of this conversion. The Southern Region sells sawlogs to the Manufacturing Segment and to third-party domestic mills and sells pulp logs and chips to third-party domestic pulp and paper manufacturers. As part of the Southern Region Acquisition, the Partnership entered into a long-term agreement to supply pulp wood fiber to Riverwood International's West Monroe paperboard plant based upon prevailing market prices. The Partnership expects that the agreement will provide the Company with a secure market for its local mill residuals and a substantial portion of the pine and hardwood pulp logs harvested from the Southern Timberlands.

     DOMESTIC LOGS. The Partnership sells its sawlogs directly to the Manufacturing Segment and unaffiliated wood products manufacturers and sells its pulpwood and in-woods chips to unaffiliated pulp and paper manufacturers. The percentage of logs which are sold as sawlogs or pulp logs varies by region and is dependent on, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the given region. The Partnership's customers include numerous operators of conversion facilities. Domestic sawlog sales accounted for approximately 15%, 21% and 21% of the Company's combined revenues in 1997, 1996 and 1995, respectively.

     In the Cascades Region, approximately 54% of the total volume harvested in 1997 was sold to unaffiliated domestic wood products manufacturers. The Partnership also sold 12% of the volume harvested in 1997 to third parties as pulp logs. Pulp logs generally constitute smaller and lower quality logs which are not suitable for use by wood products manufacturers.

     In the Rocky Mountain Region, the Partnership sells its logs domestically, virtually all as saw timber. In 1997, approximately 65% of the timber harvested was sold to the Manufacturing Segment and the remainder was sold to third-party domestic mills. In addition, a small amount of lower quality logs is sold to pulp and paper manufacturers when market conditions permit.

     The fee harvest in the Southern Region during 1997 consisted of 57%
pulp logs and 43% sawlogs.   Approximately 38% of the total timber
harvest in the Southern Region was sold to the Manufacturing Segment, with the remainder sold to third-party domestic conversion facilities.

     The Partnership operates in-woods chipping operations in conjunction with conventional logging operations wherever feasible, producing wood-chips from once valueless treetops and other debris that were previously unutilized. Chip markets are highly susceptible to fluctuations in markets for pulp and paper because pulp and paper manufacturers are the primary customers. During the first half of 1996, a decline in chip prices made it uneconomical to continue most of the Partnership's in-woods chipping operations. However, operations resumed at reduced levels in the second half of 1996 and continued at reduced levels in 1997.

     Domestic wood and fiber consuming facilities tend to purchase raw materials within relatively confined geographic areas, generally within a 200-mile radius, due to transportation costs. Competitive factors within a market area generally will include price, species and grade, quality, proximity to wood consuming facilities, ability to consistently supply logs meeting customer specifications and delivery requirements. The Partnership has a reputation as a stable and consistent supplier of well-merchandised, high-quality logs. In domestic log markets, the Partnership competes with numerous private land and timber owners in the Northwestern and Southeastern United States and the state agencies of Arkansas, Idaho, Louisiana, Montana, Oregon and Washington. In addition, the Partnership competes with the United States government, principally the United States Forest Service ("USFS"), the Bureau of Land Management ("BLM") and the Bureau of Indian Affairs ("BIA"). All federal timber and timber supplied from state lands in Washington and Oregon is restricted from export, and is sold solely into domestic markets.

     EXPORT LOGS. Due to its extensive timber holdings, the Partnership harvests large volumes of softwood logs, the majority being Douglas-fir logs, historically a preferred species in Japan. Approximately 34% of the total 1997 timber harvest in the Cascades Region was sold for export to Pacific Rim countries, principally Japan. Douglas-fir logs sold for export have generally commanded a significant premium over Douglas-fir sold domestically. However, due to the recent weakness in the Japanese economy, export log prices declined significantly in 1997, thus eliminating a portion of this premium. Export log revenues accounted for 6%, 8% and 10% of combined revenues for 1997, 1996 and 1995, respectively, and accounted for 11%, 18% and 21%, respectively, of operating income in such periods.

     The Partnership's export log customers consist of large Japanese trading companies who resell the logs to Japanese conversion facilities or wholesalers. Competitors in this market include numerous private land or timber owners in the United States and Canada, as well as companies and state-controlled enterprises in Chile, New Zealand, Russia and Scandinavia, all of which have abundant timber resources. In the export log market, the Partnership competes based on its long-term relationships with established customers and its reputation as a reliable supplier of premium grade logs. Other competitive factors include price, species and grade, and the ability to meet delivery requirements on a year-round basis.

     TIMBER RESOURCE MANAGEMENT. The Partnership's resource operations involve timber management and harvesting operations, which include road construction and reforestation, as well as wildlife and watershed management. The Partnership employs a number of traditional and newly developed harvesting techniques on its lands based on site specific characteristics and other considerations. The Partnership practices "Environmental Forestry" on the Timberlands which attempts to better protect and maintain ecosystems while providing for a reasonable harvest.

     Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, tree size, age and stocking. Forest stands are thinned periodically to improve growth and stand quality until they are harvested. The Partnership actively utilizes pre-commercial and commercial thinning practices. Pre-commercial thinning occurs when the timber harvested is not merchantable. The Partnership believes that such thinning improves the overall productivity of the Timberlands by enhancing the growth of the remaining trees. A substantial portion of the harvest volume on the Southern Timberlands consists of commercial thinnings.

     It is the Partnership's policy to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are widely used on about 70% of the harvested land in the Rocky Mountain Region. In the Cascades Region substantially all of the reforestation is done by planting. During 1997, the Partnership planted 3.3 million seedlings on the Northwest Timberlands. Substantially all of the areas harvested in the Southern Timberlands are regenerated with seedlings. The Partnership planted 10 million seedlings on the Southern Timberlands during 1997.

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

     LAND MANAGEMENT. The Partnership seeks to realize the value of property that may have a higher and better use than for commercial timberland management or is otherwise a candidate for sale or exchange. In 1995, the Partnership identified approximately 150,000 acres of land located in recreational areas or near expanding population centers that may optimally be used for conservation, residential or recreational purposes. Over the next five to fifteen years the Partnership expects to realize the value of these properties, either through sales or exchanges. Approximately 3,350 acres and 21,600 acres of this land were sold or exchanged during 1997 and 1996, respectively.

MANUFACTURING SEGMENT

     GENERAL. The Manufacturing Segment consists of four lumber mills, two plywood plants, a lumber remanufacturing facility and a medium density fiberboard ("MDF") facility in western Montana and a wood chip plant in Washington (collectively known as the "Northwest Conversion Facilities") and a lumber mill and plywood plant located in Joyce, Louisiana and a lumber mill located in Huttig, Arkansas, all of which were purchased in connection with the Southern Region Acquisition (collectively known as the "Southern Conversion Facilities", and together with the Northwest Conversion Facilities, the "Conversion Facilities"). The Northwest Conversion Facilities produce a wide variety of lumber, plywood and MDF products. These products are targeted to retail home centers and various specialty niche markets which are less cyclical than traditional housing related markets. Manufacturing sells a portion of these products to Marketing, which has established a network of 40 independent warehouses located strategically throughout the United States, in order to enhance customer service and provide prompt deliveries. The Southern Conversion Facilities produce a wide variety of lumber and plywood products that are sold to home construction and industrial markets.

     SOUTHERN REGION RECONFIGURATION.   On November 4, 1997, the Company
announced plans to reconfigure its manufacturing complex at Joyce, Louisiana to add value in targeted high margin, higher growth lumber product areas. With an investment of approximately $22 million, the Company plans to build a state-of-the-art, high-volume sawmill that will allow the Company to capture greater value from its timber resource through improved productivity and efficiency. As part of the plan, the existing plywood plant and sawmill, which currently employ 430 people, will be closed in stages, commencing in the third quarter of 1998. The new sawmill will employ approximately 230 people and is expected to be fully operational in the fourth quarter of 1998. The Company recorded an expense of approximately $2 million during the fourth quarter of 1997 for severance costs related to the closure of the plywood plant. The closure of the plywood plant is not expected to be material to the Company's results of operations. All costs related to the reconfiguration are expected to be funded from cash on hand, cash generated from operations, and borrowings under the Line of Credit.

     LUMBER. Manufacturing produces a diverse line of lumber products, including boards, studs and dimension lumber which are manufactured at two dimension lumber mills, two studmills, two random-length lumber mills and a lumber remanufacturing plant. For the years ended December 31, 1997, 1996 and 1995 these mills produced 582 million board feet ("MMBF"), 461 MMBF, and 433 MMBF of lumber, respectively. Production increased in 1997 primarily due to the addition of the two dimension lumber mills in the Southern Region, offset in part by the disposition of the Company's Arden random-length lumber mill, in October 1996. Lumber product revenues represented approximately 41%, 38% and 38% of total combined revenues in 1997, 1996 and 1995, respectively. Upgrades at the Pablo mill to allow for more efficient processing of small logs were begun in 1996. This project was completed in 1997. In 1997, a similar project was started at the Huttig mill which is expected to be completed in 1999.

     Lumber products manufactured in the Northwest Conversion Facilities are targeted towards domestic lumber retailers, such as retail home center chains, for use in repair and remodeling projects. Value-added products and services such as consumer appearance boards, pull-to-length boards, premium furring strips, premium studs and pattern boards, aimed at retail and other specialty markets, have made the Manufacturing Segment less dependent on the cyclical housing related market. Lumber products manufactured in the Southern Conversion Facilities are targeted toward the home construction, industrial and export markets. In 1997, 42% of Manufacturing's lumber products was sold into retail markets, 29% to stocking distributors, 17% to industrial and remanufactured product markets, 3% to export markets and 9% to other markets.

     Competition in the Company's lumber markets is primarily based on price and quality, and to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. The Partnership competes in domestic lumber markets primarily with other United States, Canadian, and European companies. Canadian lumber producers have increased their penetration into the United States market due to their lower wood fiber costs and favorable exchange rates. During the five year period ended December 31, 1995, Canadian producers increased their percentage of the U.S. lumber market from 27% to 36%. In 1995, the United States and Canadian governments announced a five-year lumber trade agreement effective April 1, 1996. This agreement is intended to reduce the volume of Canadian lumber exported into the United States through the assessment of an export tariff on annual lumber exports to the United States in excess of certain levels from the four major producing provinces. In 1997 and 1996, Canadian imports represented approximately 34% and 35%, respectively, of the total U.S. lumber market. The lumber market is also subject to competition from substitute products impacting shelving, window and door markets. Substitute products include European imports, radiata pine, MDF, particle board, laminates and wire shelving. Substitution has significantly increased in the past several years due to the increase in the price of studs and boards in the early 1990's. Board markets have recently experienced increased competition from European producers who are targeting a greater percentage of their production toward the U.S. market due to weakness in the Japanese market.

     PLYWOOD.   Manufacturing produces a diverse line of plywood
products at the Company's three plywood facilities. The Northwest Conversion Facilities produce high-grade plywood sold primarily into
specialized industrial markets.   The Southern Conversion Facilities
produce commodity and specialty grade panel products used in home construction and furniture. For the years ended December 31, 1997, 1996 and 1995 the plywood plants produced 512 million square feet ("MMSF") (3/8" basis), 334 MMSF, and 294 MMSF of plywood, respectively. The increase in production in 1997 and 1996 was due to the addition of the Joyce, Louisiana plywood plant in October 1996 (which is scheduled to be closed in third quarter 1998). Plywood product revenues represented 22%, 17% and 18% of total combined revenues in 1997, 1996 and 1995, respectively. During 1996, the lathe was upgraded at the Evergreen plywood plant, increasing wood recovery by allowing logs to be peeled to a smaller core. During 1995, capital improvements were made that expanded production to include medium-density overlay plywood and scarfed (joined together) plywood to produce longer lengths for specialty products.

     During 1997, 55% of Manufacturing's plywood products was sold in specialty industrial markets, including carpet strip, recreational boat, recreational vehicle, fiberglass-reinforced panel, manufactured home and furniture markets. Manufacturing's plywood products are generally of higher quality than commodity construction grade products, which makes them more valuable in these specialty niche markets.

     Competition within the plywood market is based primarily on price and quality, and to a lesser extent, the ability to offer a full line of products and to meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board ("OSB"), a wood product which is a less expensive and generally lower quality substitute. Due to OSB's cost advantage, its demand and market share in the residential segment has been increasing, and this trend is expected to continue. Annual OSB capacity increased by approximately 20% in 1997 and capacity is expected to increase by an additional 30% through 2002. The quality of OSB continues to improve and it has become widely accepted in many building applications. However, since OSB does not have the strength, weight and machinability of plywood, it cannot be used in certain specialty applications. In order to avoid closing facilities, some commodity plywood manufacturers have refocused their products toward industrial markets, resulting in increased competition in markets the Company serves. The Company expects to remain competitive due to its strong customer base, years of experience in industrial markets, reputation for high quality products (including various trademarked products such as MarineTech, RV-X, DuraFloor, and Ultra-Core), superior wood, and the full line of products it offers.

     MEDIUM DENSITY FIBERBOARD.   Manufacturing produces MDF products
which are primarily sold to distributors and to door, moulding, store fixture and furniture manufacturers. During 1995, the manufacturing process was redesigned to produce super-refined MDF2, a higher quality MDF product that can be processed by customers more efficiently. For the years ended December 31, 1997, 1996 and 1995 the plant produced 127 MMSF (3/4" basis), 113 MMSF, and 102 MMSF of MDF, respectively. Production for 1995 was below full capacity due to downtime encountered during the start-up of new high-energy refiners for the Company's new super-refined MDF2 product and deterioration in market demand. Production for 1996 was also below full capacity due to a continued focus on producing high quality super-refined MDF2 during the extended start-up phase. Super-refined MDF2 start-up was completed in the second half of 1996.

     The Manufacturing Segment supplies premium quality MDF to markets primarily in North America and Pacific Rim countries. The introduction of super-refined MDF2, one of the highest quality MDF products available, has expanded the Partnership's markets to include higher value applications, such as moulding and kitchen cabinets. In 1997, the Manufacturing Segment sold approximately 57% of its MDF directly to domestic industrial manufacturers or fabricators, 24% to stocking distributors, 13% into overseas export markets, primarily Pacific Rim countries, and 6% to retail and other markets.

     MDF producers compete on a global scale, primarily on the basis of price, quality and service. MDF is also subject to competition from solid wood, hardboard and particle board products. Competition in the industry has been increasing as a result of significant capacity expansion both in the United States and Canada. In 1997, North American capacity was approximately 2.2 BSF and, by the year 2000, capacity is expected to increase by an additional 0.6 BSF. Much of the new capacity will be in direct competition with super-refined MDF2. Over the same time period demand is also expected to increase, but at a slower rate. The Partnership believes it is well-positioned to compete based on quality, price, and service. Super-refined MDF2 commands a price premium over standard MDF due to its superior fiber quality and consistent properties and densities. Moreover, because the Company's fiber supply consists of western softwoods, a slow growth species with a low abrasive content, super-refined MDF2 has proven to have superior machining qualities over competing MDF products. In addition, because the super-refined MDF2 manufacturing process does not use wood chips (substantially reducing raw material costs) and because the facility has access to low cost energy sources, the Partnership believes it is one of the lowest cost producers in the industry.

     CHIPS.   Manufacturing's lumber and plywood mills produce residual
wood chips as a by-product from the conversion of raw logs into finished products. These wood chips are sold to regional paper and pulp mills. The Company's lumber and plywood facilities produced 461 thousand bone dry units ("MBDU"), 333 MBDU and 297 MBDU of chips in 1997, 1996 and 1995, respectively. The increase in volume in 1997 and 1996 was due to the addition of the Southern Conversion Facilities in October 1996. A substantial portion of the Company's chips produced in the Rocky Mountain Region are sold to a customer under a long-term supply agreement.

     Manufacturing also produces wood chips at its Cle Elum, Washington chip plant. The chip plant produced 1 MBDU, 6 MBDU and 32 MBDU in 1997, 1996 and 1995, respectively. The chip plant was shut down on April 1, 1996 due to weak chip markets and was reopened in December 1997.

     RAW MATERIALS. Manufacturing obtains the majority of its raw logs from the Partnership's Timberlands. The Resources Segment provided 79%, 70%, and 73% of the Northwest Conversion Facilities' raw log needs in 1997, 1996 and 1995, respectively. The Southern Conversion facilities obtained 72% and 75% of their raw logs from the Resources Segment in 1997 and during the period from October 19 through December 31, 1996, respectively. The price of logs obtained from the Partnership is determined quarterly based upon estimated market prices. The Timberlands provide a consistent supply of quality logs and preferred species to the Conversion Facilities, although over time the average log size is expected to decline, and the species mix is expected to change due to harvest and growth patterns.

     Manufacturing has and will continue to purchase stumpage and logs from external sources, which include the USFS, BIA, BLM and state and private timberland owners. At December 31, 1997, the Northwest Conversion Facilities had 77 MMBF of timber under contract from external sources which may be harvested over the next three years. The USFS harvest plan is expected to provide for a 1998 harvest of 300 MMBF in the geographic area of the Northwest Conversion Facilities. However, due in part to legal challenges and changes in public policy, the USFS will likely sell less volume. Manufacturing is permitted to bid on up to approximately fifty percent annually of this USFS volume, with the remainder set aside for small businesses. In addition, approximately 450 MMBF of timber is expected to be made available annually from other sources. At December 31, 1997, the Southern Conversion Facilities had 12 MMBF of timber under contract from external sources which may be harvested over a two year period. The amount of timber expected to be available from other sources in 1998 in the geographic area of the Southern Conversion Facilities is 16 MMBF and 200 MMBF from the USFS and other sources, respectively. The geographic area in which the Conversion Facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuate. (For further discussion of other timber supply issues see "Federal and State Regulations".)

     The MDF facility has a consistent supply of sawdust and wood shavings from internal and external sources. The remanufacturing facility uses short pieces of lumber, a by-product of Manufacturing's studmill operations.

COMPETITION

     Markets for forest products are highly competitive in terms of price and quality. Many of the Company's competitors have substantially greater financial and operating resources than the Company. In addition, wood products are subject to increasing competition from a variety of substitute products, including non-wood and engineered wood products. Plywood markets are subject to competition from OSB and lumber and log markets are subject to competition from other worldwide suppliers. The Partnership believes it is able to compete effectively due to its extensive private timber inventory (which includes premium species such as Douglas-fir and Ponderosa Pine), its proven leadership in Environmental Forestry which has positioned the Partnership to meet regulatory challenges on a cost effective basis, its reputation as a dependable, long-term supplier of quality products, its innovative approach to providing high quality, value-added products to various specialty and industrial niche markets and the integration of its timberlands with its efficient manufacturing processes.

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

     Demand for manufactured products is generally lower in the fall and winter quarters when activity in the construction markets is slower, and higher in the spring and summer quarters when these markets are more active. In addition to seasonal fluctuations in demand, prices of manufactured products can be impacted by weather-related fluctuations in supply, as production can be hampered during severely cold winter months and then rebound when warmer spring weather arrives. Working capital varies with seasonal fluctuations. Log inventories increase going into the winter season to prepare for reduced harvest during spring break-up in the Northwest and during the rainy season in the South.

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

     THREATENED AND ENDANGERED SPECIES. The Endangered Species Act ("ESA") protects species threatened with possible extinction. A number of species indigenous to the Company's timberlands have been listed as threatened or endangered or have been proposed or are candidates for such status under the ESA, including the northern spotted owl, marbled murrelet, gray wolf, red cockaded woodpecker, mountain caribou, grizzly bear, bald eagle, bull trout and various salmon species. As a result, the Company's activities in or adjacent to the habitat of such species may be subject to restrictions relating to the harvesting of timber and the construction of roads.

     Following the 1990 listing of the northern spotted owl (the "Owl") as a threatened species, the Partnership sought and received a permit under the ESA from the United States Fish and Wildlife Service (the "USFWS") and the National Marine Fisheries Service ("NMFS" and together with the USFWS, the "Services") that covers the Partnership's forest management on 170,000 acres in the Cascades Region (the "Planning Area"). As a part of the permit application, the Partnership prepared a multi-species habitat conservation plan (the "HCP") that will govern the Partnership's management activities in the Planning Area during the 50-year life of the permit, in effect now since June 1996. The implementing agreement for the HCP provides that no additional costs will be imposed on or land restrictions required from the Partnership in the Planning Area, absent extraordinary circumstances, so long as the Partnership is in compliance with the terms of the HCP. The HCP requires the Partnership to maintain certain levels of wildlife habitat and to take numerous other mitigation measures, including the protection of riparian areas.

     In consideration for such mitigation, the permit authorizes forestry practices that are consistent with the HCP even though they may have an adverse impact on the four listed species currently covered by the plan and permit, including the Owl. The HCP provides that the Services will amend the permit to add subsequently listed species without requiring the Partnership to provide additional mitigation, absent extraordinary circumstances. Such circumstances would include situations where continued activity under the HCP would have a significant material adverse impact on the species and mitigation on federal land would not alleviate the concern. As an incentive to the Partnership to create additional wildlife habitat in the Planning Area, the permit provides certain additional authorization during a second 50-year period if the wildlife habitat within the Planning Area exceeds levels set in the HCP. The permit thus is expected to provide long-term certainty and predictability for the Partnership's harvest activities in the Planning Area. For lands within the Planning Area, the HCP management restrictions replace existing state and federal restrictions for Owls.

     In December 1995, the Partnership entered into an agreement to conserve grizzly bears (the "Grizzly Bear Agreement") with the USFWS, the USFS and the state of Montana covering 83,000 acres of the Partnership's timberlands in the Swan Valley in western Montana. Under the Grizzly Bear Agreement, the Partnership has agreed to protect certain habitat and to minimize the impact of the Partnership's forestry activities on the grizzly bear. In consideration for this mitigation, the USFWS authorized forestry practices in the Swan Valley that are consistent with the agreement.

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

     In June 1997, the USFWS proposed a rule to list certain population segments of the bull trout under the ESA. Bull trout are present in numerous streams and rivers which flow across the Partnership's lands in Montana, Idaho and Washington. Should listing of the bull trout occur, timber harvesting and road building in riparian areas could be subject to additional regulation. The Partnership is unable at this time to predict the outcome of the listing proposal or the nature or scope of any land management restrictions that might be imposed to protect the bull trout as a result of any such listing. The Partnership is currently working with the Services to develop a conservation plan for bull trout and other aquatic species that, if approved, would result in the issuance of a permit authorizing forest practices consistent with the plan. Although discussions are underway, the Partnership is unable to predict whether any such agreement will ultimately be entered into or what the terms of any such agreement would be.

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

     At this time, the Partnership believes that federal and state laws and regulations related to the environment and the protection of endangered species will not have a material adverse effect on the Partnership's financial position, results of operations or liquidity. The Partnership anticipates, however, that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on the Partnership, leading to increased costs, additional capital expenditures and reduced operating flexibility.

     LEGISLATION RESTRICTING LOG EXPORTS.   Federal legislation
prohibits the sale of unprocessed logs harvested from federal lands located in the western half of the U.S. if such logs will be exported from the U.S. by the purchaser thereof, or if such logs will be used by the purchaser thereof as a substitute for timber from private lands which is exported by such purchaser. In order to enforce this substitution prohibition, the legislation requires persons who export private logs and who wish to purchase federal timber to obtain an approved federal timber "sourcing area". In 1991, the Partnership applied for and obtained an approved sourcing area for the Partnership's Northwest conversion facilities. Under the legislation, sourcing areas are subject to review and renewal at least every five years. Revisions to the export law were enacted in November 1997 (the "1997 Amendment") which the Partnership believes ensures that the Partnership's sourcing area will be renewed.

     In addition, federal legislation prohibits the export of unprocessed logs harvested from certain state lands. Initially, Washington and Oregon prohibited the export of all logs harvested from state lands. The legislation provided, however, that the ban in Washington state on the export of state logs would become a partial ban beginning January 1, 1996. The 1997 Amendment made the full ban permanent. Proposals have also been made from time to time, but to date have been unsuccessful, to either ban or tax the export of unprocessed logs harvested from private lands.

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

     Publicly traded partnerships will be taxed as corporations unless certain requirements are met. Publicly traded partnerships, such as the Partnership, whose income consists of at least 90% qualifying income, however, are treated as partnerships for federal income tax purposes. Qualifying income includes income from the processing, refining, marketing or transportation of timber and land sales. The Partnership's principal sources of income include income from the sale of timber, the transportation of timber, the operation of sawmills and the production of plywood and MDF. The Internal Revenue Service ("IRS") has issued two rulings to the Partnership that income from the operation of sawmills and the production of plywood and MDF is qualified for this purpose.

     TIMBER INCOME. The Taxpayer Relief Act of 1997 lowered the maximum capital gains tax rate for most taxpayers from 28 percent to 20 percent, effective for sales of capital assets after May 6, 1997. This rate reduction is a significant benefit to Unitholders because most of the Partnership's income is derived from the harvesting of timber which qualifies under Section 631 of the Internal Revenue Code (the "Code") as capital gains income. This capital gains benefit is particularly advantageous when combined with the ordinary deductions (primarily related to interest and corporate expense) which can be used to offset other ordinary income, which is generally taxed at higher rates.

     SECTION 754 ELECTION. The Partnership has made the election permitted by Section 754 of the Code. This election requires a purchaser of depositary units representing limited partner interests ("Units") to adjust his or her share of the basis in the Partnership's properties ("Inside Basis") pursuant to Section 743(b) of the Code to fair market value (as reflected by his or her Unit cost). A Unitholder's allocable share of Partnership income, gains, losses and deductions is determined in accordance with the Unitholder's unique basis under this election. Such election is irrevocable and may not be changed without the consent of the IRS. The Section 743(b) adjustment is attributed solely to a purchaser of Units and is not added to the basis of the Partnership's assets associated with all of the Unitholders.

     FEDERAL INCOME TAXATION - GENERAL. Marketing, organized as a separate corporation, reports all of its income, gains, losses, deductions and credits arising from its operations on its own tax return and pays a corporate tax on any resulting net income. Under current law, Marketing's net income is subject to federal income tax at rates up to 35%. Losses realized by Marketing do not flow through to the Partnership, but are carried back and forward, within certain limitations, to offset taxable income of Marketing in past or future years. Distributions, if any, received by the Partnership from Marketing generally would be characterized as either taxable dividends of current or accumulated earnings and profits, or in the absence of earnings and profits, as a nontaxable return of capital (to the extent of the Partnership's tax basis in Marketing's stock) or as taxable capital gain (after the Partnership's basis in such stock is reduced to zero).

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

     The Partnership's title to the timberlands acquired upon formation of the Company in 1989 and in the Southern Region Acquisition includes substantially all the related hard rock mineral interests. However, the Partnership did not obtain the hard rock mineral interests to a significant portion of the 865,000 acres of timberland purchased in the Montana Timberland Acquisition. In addition, the Partnership does not own oil and gas rights to the majority of its Timberlands. Title to the Timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, cemeteries, camping sites, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the Timberlands or materially restrict the harvesting of timber or other operations of the Partnership.

EMPLOYEES

     The Company currently has approximately 425 salaried and 1,975 hourly employees, including employees of the General Partner that manage the businesses of the Company. The Company believes that its employee relations are good. The Company's wage scale and benefits are generally competitive with other forest products companies. Hourly employees (157 employees) at the Huttig, Arkansas lumber mill participate in the UBC Southern Council of Industrial Workers, Local Union No. 2346. The Company has been in contract negotiations with union representatives.
To date, these negotiations have not resulted in a contract agreement and the parties continue to bargain in good faith. The harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.

ITEM 2. PROPERTIES

     The Company believes that its Timberlands and Conversion Facilities are suitable and adequate for current operations. The Conversion Facilities are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the Conversion Facilities are modern, state-of-the-art facilities. The Company owns all of the Conversion Facilities. Substantially all of the Conversion Facilities are operated at, or near, maximum capacity levels year round. See Item 1. Business for discussion of the location and description of properties and encumbrances related to properties.


 ITEM 3. LEGAL PROCEEDINGS

     There is no pending or threatened litigation involving the Partnership which the General Partner believes would have a material adverse effect on the financial position, the results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED UNITHOLDER MATTERS

     The Partnership's Units are traded on the New York Stock Exchange. As of February 28, 1998, there were approximately 65,000 beneficial owners of 46,323,300 outstanding Units.

     Trading price data, as reported by the New York Stock Exchange, and declared cash distribution information for 1997 and 1996 are as follows:

1997                 1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
----                 --------   --------   --------   --------

High                 $ 29-1/4   $ 32-1/2   $ 36       $ 34-3/8
Low                    25-7/8     26-3/4     31-11/16   28
Cash Distribution
per Unit             $   0.55   $   0.55   $  0.55    $   0.55


1996                 1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.
----                 --------   --------   --------   --------

High                 $ 27-3/4   $ 27-5/8   $ 27       $ 27-1/8
Low                    23-3/4     23-1/4     22-7/8     25
Cash Distribution
per Unit             $   0.49   $   0.51   $   0.51   $   0.51


     Cash distributions are paid from available cash as defined by the Partnership's partnership agreement. It is the Company's intention to maintain the distribution into the foreseeable future; however, there can be no guarantee. In addition, the Company's debt agreements have certain restrictive covenants limiting the amount of cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

                               1997    1996(1)    1995    1994    1993(2)
                               ----    -------    ----    ----    -------
For the year:
(In millions, except
per Unit):
  Revenues                    $ 725.6  $ 633.7  $ 585.1  $ 578.7 $ 501.0
  Depreciation,Depletion
   and Amortization              70.2     56.9     54.1     54.1    38.8
  Operating Income              173.3    165.0    159.0    164.1   126.6
  Net Income                    111.7    223.6    110.7    112.2    91.4
  Capital Expenditures(3)        28.3     19.3     30.7     25.8    29.3
  Net Cash Provided by
   Operations                   190.0    171.9    165.2    155.1   115.3

  Net Income per Unit            1.72     4.71     2.17     2.36    1.92

  Cash Distributions
  Declared per Unit              2.20     2.02     1.96     1.67    1.38

At year end (in millions):
  Working Capital                158.3    153.0    111.5    90.5    51.0
  Total Assets                 1,330.9  1,336.4    826.1   826.2   818.7
  Total Debt                     763.4    780.8    531.4   544.4   569.9
  Partners' Capital(4)          $470.3   $491.6   $233.9  $223.0  $192.6

Operating Data:
  Northwest Timberlands Fee
  Timber Harvested(MMBF)           512      577      562     559     458

  Southern Timberlands
  Fee Timber Harvested
  (thousand Cunits)                799      127

  Lumber Production (MMBF)         582      461      433     388     352

  Plywood Production
  (MMSF) (3/8" basis)              512      334      294     290     289

  MDF Production (MMSF)
  (3/4" basis)                     127      113      102     123     106

(1) Included in 1996 results of operations was a gain of $105.7 million related to the Newport Asset Sale. Results include the impact of the Southern Region Acquisition from October 19, 1996 and the Newport Asset Sale from October 12, 1996.

(2) During 1993, the Company elected to change its method for valuing inventories from average cost to the last-in, first-out ("LIFO") method. This change in accounting lowered 1993 earnings by $8.0 million or $0.18 per Unit. In addition, on August 30, 1993, the Partnership redeemed the
1.25 million Deferred Participation Interests (on a pre-Unit split basis) for $63.0 million. Basic earnings per Unit for 1993 was $2.03 per Unit. Results subsequent to 1993 include the impact of the November 1993 Montana Timberland Acquisition.

(3) Does not include $560.7 million related to the Southern Region Acquisition in 1996 or $255.3 million related to the timberlands acquired as part of the Montana Timberland Acquisition in 1993.

(4) The Partnership issued 5.7 million Units during 1996 for net proceeds of $144.3 million.

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

     CURRENT MARKET CONDITIONS. Prices for domestic logs in the Cascades Region for 1997 increased from levels experienced in 1996, primarily as a result of strong lumber markets in the first half of the year. However, prices were under downward pressure during the second half of the year due to declining lumber prices and excess supply. Log supply increased as a result of the diversion of export quality logs into domestic markets due to weak export demand and favorable harvesting conditions. Prices for domestic logs in the Rocky Mountain Region for 1997 have remained relatively flat from those experienced during 1996. Pulp and paper markets have begun to improve, and, as a result, pulp log and chip prices have improved modestly in the Cascades and Rocky Mountain Regions. Domestic log prices in the Southern Region for 1997 increased from levels experienced in the fourth quarter of 1996 as a result of wet weather limiting supply during the first half of the year. Pulp log prices in the Southern Region during 1997 were comparable to the fourth quarter of 1996; however, prices during the second half of 1997 strengthened due to regional supply shortages and anticipated weather-related curtailments in early 1998.

     Export log prices for 1997 decreased by approximately 7% from levels experienced in 1996. However, fourth quarter 1997 prices declined by approximately 30% or $300/MBF compared to fourth quarter 1996 prices. The significant price decline was primarily due to the turmoil in Japan's domestic economy. The weakening of the yen (which depreciated approximately 14% during 1997) and the increase in the global supply of logs targeted toward the Japanese market have also contributed to the price decline. Prices are not expected to materially improve until the Japanese economy strengthens.

     Industry composite indices for lumber commodity prices were 4% higher in 1997 than in 1996 as a result of favorable housing starts and strength in the repair and remodel markets. However, fourth quarter 1997 industry composite indices for lumber commodity prices were 9% lower than third quarter 1997 prices primarily due to adequate supply and seasonal declines in demand. The supply of lumber in the U.S. market has increased as a result of increased production and the diversion of lumber products previously sold in the Japanese market due to weak Japanese demand. North American lumber production has increased in all major producing regions, with 1997 production expected to exceed the prior year's production by 4%. At year-end the demand for lumber remains strong due to favorable interest rates and strong consumer confidence. However, there appears to be adequate supply to meet this demand. Board prices for 1997 in the repair and remodel markets were higher than 1996 prices as a result of a temporary decline in the supply of preferred western species, e.g. Ponderosa Pine. However, by year-end, board prices have declined from the peak price levels achieved during the second quarter of 1997. The downward price pressure is due to an increase in imports from European producers as a result of the weakness in the Japanese economy, an increase in the domestic supply of boards as a result of both declining dimension prices and an increased supply of logs, and seasonal slowdown in demand.

     Industry composite indices for plywood commodity prices in 1997 were comparable with 1996. Despite continued capacity expansion of low-cost oriented strand board (OSB), plywood prices remained firm during 1997 due to strong demand as a result of solid building activity, low field inventories due to just-in-time buying practices, and reduced supply due to several mill closures. Inroads by OSB into traditional plywood markets appear to have slowed, and plywood continues to be the panel of choice for many applications. However, commodity plywood prices are expected to remain under downward pressure due to continued OSB capacity expansion. Annual OSB capacity increased by approximately 20% in 1997 and capacity is expected to increase by an additional 30% through 2002. Fourth quarter 1997 industrial grade plywood prices declined compared to third quarter 1997 prices, primarily due to the seasonal slowdown in demand and the increase in supply as additional commodity producers targeted industrial customers to avoid head to head competition with OSB. MDF prices decreased 6% in 1997 compared to 1996 prices. The decline from the prior year was primarily due to continued industry capacity expansion and aggressive pricing by start-up mills attempting to gain market share. MDF prices are expected to remain under downward pressure as a result of the additional capacity, low industry capacity utilization rates, and turmoil in Asian markets. Prices continue to decline in Asian markets due to regional economic turmoil, and as a result additional production is targeted toward the North American market.

     COMPARABILITY OF FINANCIAL STATEMENT PERIODS. As part of its business strategy, the Company has pursued and will continue to pursue the acquisition of additional timberlands to increase inventories of fee timber. On November 1, 1993, the Company completed the Montana Timberland Acquisition. On October 18, 1996, the Company completed the Southern Region Acquisition. The Company may also, from time to time, sell timberlands and facilities if attractive opportunities arise. The Newport Asset Sale was completed on October 11, 1996. Revenues and operating income generated by the assets sold in the Newport Asset Sale were $61.0 million and $15.7 million, respectively, in 1996 and were $67.8 million and $14.6 million, respectively in 1995. Accordingly, the comparability of periods covered by the Company's financial statements is, and in the future may be, affected by the impact of acquisitions and divestitures.

     HARVEST PLANS. The Partnership determines its harvesting plans based on a number of factors, including age and size of, and species distribution within, its timber acreage, economic maturity of each harvest area, environmental considerations and mill requirements both in the Conversion Facilities and at unaffiliated mills. The timing of harvests of merchantable timber depends in part on growth cycles and in part on economic conditions. Harvest levels in the Rocky Mountain Region have averaged approximately 360 MMBF (excluding the harvest from the timberlands sold in the Newport Asset Sale) over the last three years. These harvest levels are expected, on average, to remain relatively stable over the next two years. By the year 2000, the Partnership anticipates that it will have nearly completed the conversion of slower growing forests to younger, more productive stands in the Rocky Mountain Region, at which time it anticipates a moderate reduction in the region's harvest levels. Harvest levels in the Cascades Region have averaged 150 MMBF over the past three years. The partnership expects that harvest levels in this region will decline gradually for the foreseeable future as the conversion process in the region approaches completion.

     In the Southern Region, the 1997 harvest level of approximately 800 M Cunits (including both sawlogs and pulpwood) was higher than expected due to the acceleration of thinning operations to improve growth rates, and to increase log inventories at the Southern Region mills to prepare for anticipated first quarter 1998 weather-related harvesting curtailments. A portion of the Resources Segment income associated with the higher sawlog harvest (approximately $4 million) was not recognized on a consolidated basis in 1997, but was deferred and will be recognized when the Manufacturing Segment converts existing log inventories into finished products and sells them to third parties. (See Results of Operations - 1997 Compared to 1996). Harvest levels in the Southern Region in 1998 are expected to decline by approximately 10% compared to 1997 harvest levels, and the average harvest levels for the years 1999 to 2002 are expected to be moderately lower compared to the 1998 harvest levels as the Partnership completes the conversion of mature second growth pine timberlands into intensively managed pine plantations. In subsequent years, harvest levels are expected to gradually increase as the Company benefits from faster growing, intensively managed plantations.

     Since harvest plans are influenced by projections of demand, price, availability of timber from other sources, availability of legal access and other factors that may be outside of the Partnership's control, actual harvest levels may vary. The Partnership believes that its harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs and lumber.

     IMPACT OF THE YEAR 2000 ISSUE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculation in the year 2000 when using date sensitive software. The Company believes that the majority of its financial systems are Year 2000 compliant. All necessary modifications will not have a materially adverse effect on the financial position, the results of operations or liquidity of the Company and are planned to be in place by the first quarter of 1999.

     The Company is in the process of determining the impact, if any, of the Year 2000 Issue on its operating systems and the extent to which the Company is vulnerable to third parties' failure to address their Year 2000 Issues. Based on the Company's preliminary assessments, Year 2000 Issues are not expected to have a material impact on the operations of the Company.

RESULTS OF OPERATIONS

     The following table compares operating income by segment for the years ended December 31, 1997, 1996 and 1995.

                     OPERATING INCOME BY SEGMENT
                          (In Thousands)

                             1997        1996         1995
                             ----        ----         ----
     Resources           $ 167,054    $ 163,306    $ 139,192
     Manufacturing          40,281       22,516       35,567
     Other & Eliminations  (34,054)     (20,834)     (15,783)
                          ---------    ---------    ---------
     Total               $ 173,281    $ 164,988    $ 158,976
                         ==========   ==========   ==========

1997 COMPARED TO 1996

     Resources Segment revenues increased by $41.6 million, or 11.2%, to $410.9 million in 1997, as compared to $369.3 million in 1996. Such increase was primarily due to a $100.8 million increase resulting from the addition of the Southern Timberlands in the Southern Region Acquisition, offset in part by a decrease in Northwest domestic and export log sales volume, a decrease in export log sales prices and a decrease of $24.4 million in revenues from land sales. Domestic log sales volume in the Northwest Timberlands decreased by 11% compared to 1996, as a result of the October 1996 sale of 107,000 acres of timberlands in the Rocky Mountain Region. Export sales volumes decreased by 17% primarily as a result of the diversion of export quality logs to the domestic market due to weak export markets. Export prices decreased by 7% compared to 1996, due to decreased demand as a result of the weakness in Japan's domestic economy and an increase in the global supply of logs targeted toward the Japanese market. The decrease in land sales revenue was due to approximately 3,350 acres of higher and better use land sales in 1997, compared to 21,600 acres in 1996, resulting in revenues of $17.9 million, compared to $42.3 million in 1996. (See Item 1. Business - Resources Segment - Land Management.)

     Resources Segment operating income, excluding land sales, was 39% as a percentage of revenues for each of the years ended December 31, 1997 and 1996. Resources Segment costs and expenses increased by $37.8 million, or 18.3%, to $243.8 million in 1997 compared to $206.0 million in 1996. Such increase was primarily due to $54.6 million of additional costs related to the Southern Region and increased log and haul costs in the Northwest, offset in part by the decrease in Northwest Timberlands domestic and export log sales volume and the decrease in land sales. Northwest Timberlands log and haul costs increased by 8% as a result of more expensive logging methods required on the areas harvested.

     Manufacturing Segment revenues increased by $106.5 million, or 27.5%, to $494.4 million in 1997 compared to $387.9 million in 1996. Such increase was due to additional revenues of $123.9 million from the Southern Conversion Facilities, increased plywood and MDF sales volumes and increased lumber sales prices, offset in part by lower lumber sales volumes, lower MDF sales prices and decreased Northwest chip revenues. Plywood sales volume in the Northwest increased by 8% compared to 1996, primarily as a result of increased production due to additional production shifts and capital improvements. MDF sales volume increased by 13% primarily due to greater efficiencies from high-energy refiners that were installed in the third quarter of 1995. Lumber sales prices in the Northwest increased by 3% primarily due to strength in the U.S. housing market and the reduction in supply of certain preferred western species, which both favorably impacted lumber prices during the first half of 1997. Northwest lumber sales volume decreased by 15% compared to 1996, primarily due to the October 1996 sale of the Arden sawmill in Colville, Washington. MDF sales prices decreased by 6% primarily as a result of continued industry capacity expansion and aggressive pricing by start-up mills attempting to gain market share. Wood chip sales volume decreased compared to 1996 due to the sale of the Arden sawmill.

     Manufacturing Segment operating income was 8% and 6% as a percentage of revenues for the years ended December 31, 1997 and 1996, respectively. Manufacturing Segment costs and expenses increased by $88.7 million, or 24.3%, to $454.1 million in 1997 compared to $365.4 million in 1996. Such increase was primarily due to $115.8 million of additional costs related to the Southern Conversion Facilities and increased Northwest plywood and MDF sales volumes, offset in part by lower Northwest lumber sales volumes. Southern Region costs and expenses include an expense of approximately $2 million for severance costs related to the closure of the plywood plant.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $34.1 million in 1997 compared to $20.8 million in 1996. The variance of $13.3 million was primarily due to an increase in both corporate overhead and the deferral of intercompany profit. The increase in corporate overhead is primarily due to expense resulting from the achievement of a Unit Value Target ("UVT") under the Company's Long-Term Incentive Plan and Key Employee Long-Term Incentive Plan during the third quarter of 1997 and the addition of the Southern Region. The increase in deferred intercompany log profit was a result of increasing inventory levels in 1997. Mill log inventories levels in the Southern Region increased as a result of anticipated weather-related harvesting curtailments during the first quarter of 1998 and, in the Northwest, due to favorable harvesting conditions during the fourth quarter. On a combined basis, the Resources Segment's profit on intercompany log sales is deferred until Manufacturing converts existing log inventories into finished products and sells them to third parties.

     The achievement of a UVT under the Company's Long-Term Incentive Plan and Key Employee Long-Term Incentive Plan resulted in $5.8 million of expense in 1997, the majority of which was included in selling, general and administrative expenses. Interest expense increased by $10.3 million, or 20%, to $60.4 million in 1997, compared to $50.1 million in 1996, primarily due to the issuance of $200 million of senior notes in the fourth quarter of 1996 related to the Southern Region Acquisition. Gain on disposition of assets in 1996 included a $105.7 million gain related to the Newport Asset Sale.

     The income allocated to the General Partner increased by $4.1 million during 1997 compared to 1996 due to higher quarterly distributions to Unitholders and the issuance of 5.7 million additional Limited Partner Units in the fourth quarter of 1996, offset in part by lower net income. Net income is allocated to the General Partner based on two percent of the Company's net income (adjusted for the incentive distribution paid), plus the incentive distribution. The incentive distribution is based on a percentage of the quarterly distribution paid which totaled $2.16 per Unit for the year ended 1997, compared to $2.00 per Unit in 1996.

1996 COMPARED TO 1995

     Resources Segment revenues increased by $42.3 million, or 12.9%, to $369.3 million in 1996, as compared to $327.0 million in 1995. Such increase was primarily due to a $38.2 million increase in land sales revenue and an $18.3 million increase as a result of the addition of the Southern Timberlands in the Southern Region Acquisition, offset in part by a decrease of $14.4 million in revenues from Northwest Timberland pulpwood and chip sales. The increase in land sales revenue was due to approximately 21,600 acres of higher and better use land sales in 1996 resulting in revenues of $42.3 million, compared to $4.1 million in 1995. (See Item 1. Business - Resources Segment - Land Management.)
The decrease in pulpwood and chip revenues was a result of weak pulp and paper markets and the over supply of available wood fiber. Domestic log sales volume in the Northwest Timberlands increased by 5%, compared to 1995, as a result of increased harvest levels to take advantage of favorable pricing resulting from strong product markets. Export prices decreased by 8%, compared to 1995, due to a higher percentage of lower valued logs in the 1996 sales mix.

     Resources Segment operating income, excluding land sales, was 39% and 43% as a percentage of revenues for the years ended December 31, 1996 and 1995, respectively. Resources Segment costs and expenses increased by $18.2 million, or 9.7%, to $206.0 million in 1996 compared to $187.8 million in 1995. Such increase was primarily due to $10.1 million of additional costs related to the Southern Region, the increase in land sales, the increase in Northwest Timberlands domestic log sales volume and increased costs related to longer hauling distances, offset in part by reduced pulpwood and chip operations.

     Manufacturing Segment revenues increased by $12.2 million, or 3.2%, to $387.9 million in 1996 compared to $375.7 million in 1995. Such increase was due to additional revenues of $24.7 million from the Southern Conversion Facilities, increased lumber sales prices and increased MDF sales volumes, offset in part by lower MDF sales prices
and decreased chip revenues.   Lumber sales prices in the Northwest
increased by 6% as compared to the year earlier period as a result of the robust housing market, strength in the repair and remodel markets and supply constraints. The U.S. housing market remained unusually strong throughout most of the summer and fall. Additionally, as a result of the U.S. - Canada trade agreement, Canada was not able to significantly increase its output to take full advantage of the improving U.S. housing market. The Partnership also experienced favorable pricing in the repair and remodel markets due to reduced supply as a result of a number of mills targeting production toward the home construction segment. MDF sales volume was restored to normal levels during the second half of 1996 and was 8% higher than the sales volume for 1995. MDF sales volume was unusually low during 1995 due to production downtime associated with the conversion of production processes to manufacture high quality, super-refined MDF2 and weak market conditions. MDF prices decreased by 16% as a result of significant 1996 capacity expansion. However, the Company experienced less downward price pressure than the industry as a whole due to increasing demand for its higher quality MDF2 product. Residual chip prices decreased by 29% over 1995 due to excess chip inventories throughout the entire industry. The chip plant was closed during most of 1996 as a result of weak chip markets.

     Manufacturing Segment operating income was 6% and 9% as a percentage of revenues for the years ended December 31, 1996 and 1995, respectively. Manufacturing Segment costs and expenses increased by $25.3 million, or 7.4%, to $365.4 million in 1996 compared to $340.1 million in 1995. Such increase was primarily due to $24.0 million of additional costs related to the Southern Conversion Facilities and increased MDF sales volumes.

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

EXPORT SALES

     The Company sells logs and finished wood products for export. These sales are denominated in U.S. dollars and are generally sold to Pacific Rim countries, principally Japan, Canada and Europe. Combined export revenues as a percentage of total revenues were 9%, 11% and 13% for 1997, 1996, and 1995, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash provided by operating activities was $190.0 million, $171.9 million and $165.2 million for 1997, 1996 and 1995, respectively. The increase of $18.1 million in 1997 is primarily the result of a $13.3 million increase in depreciation and depletion and a favorable working capital variance of $6.9 million. The increase in depreciation, depletion and amortization is primarily due to increased harvest activity as a result of the Southern Region Acquisition. The increase of $6.7 million in 1996 is primarily a result of increased operating income compared to 1995. During 1997, the Partnership used $9.2 million of cash generated from operations to fund certain Unit-based benefit plans. There was no such funding in 1996 or 1995. For further discussion of these benefit plans, see Note 11 of Notes to Combined Financial Statements. On December 31, 1997, the Company had $135.4 million of cash and cash equivalents.

     The Partnership has an unsecured revolving line of credit ("Line of Credit") with a group of banks that permits the Partnership to borrow up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Line of Credit matures on December 13, 2001 and bears a floating rate of interest. As of December 31, 1997, the Partnership had $161.0 million outstanding under the Line of Credit. As of January 2, 1998, $135 million of borrowings on the line of credit were repaid.

     On October 18, 1996, the Partnership acquired approximately 529,000 acres (plus approximately 9,000 leased acres) of timberland in Louisiana and Arkansas, along with two sawmills, a plywood plant and a nursery in the Southern Region Acquisition for a total purchase price of $540 million, plus $11.9 million for working capital. The Partnership financed the Southern Region Acquisition from cash on hand, including proceeds from certain ordinary course asset dispositions, the proceeds from the Newport Asset Sale, and two new bank credit facilities dated as of October 17, 1996, (the "New Bank Facilities"), consisting of the Line of Credit, initially a five-year $400 million unsecured, revolving credit facility and an 18-month $250 million unsecured bridge facility (the "Bridge Facility"). The Partnership borrowed $50 million under the Bridge Facility and $322 million under the Line of Credit to finance the Southern Region Acquisition. No further borrowings are permitted under the Bridge Facility. On October 22, 1996, the Partnership issued 5,600,000 Units for net proceeds of $141.4 million. On November 5, 1996, 115,000 additional Units were issued by the Partnership for net proceeds of $2.9 million. The combined net proceeds were used to repay the Bridge Facility and a portion of the amount outstanding under the Line of Credit.

     On November 13, 1996, the Partnership issued $200 million of senior notes (the "New Notes") in a private placement. The New Notes have an average life of 13 years and bear interest at a weighted average rate of 7.88% annually. The New Notes are unsecured obligations of the Partnership and the terms of the New Notes are substantially similar to the terms of its existing senior notes. The proceeds from the New Notes were used to repay a portion of the outstanding borrowings under the Line of Credit. The commitment under the Line of Credit was reduced to $225 million in November 1996.

     The Company's loan agreements contain certain restrictive covenants, including limitations on harvest levels, sale of assets, cash distributions and the amount of future indebtedness. In addition, the Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with its debt covenants as of December 31, 1997.

     The Partnership will distribute $0.55 per Unit for the fourth quarter of 1997. The distribution will equal $34.0 million (including $8.5 million to the General Partner), and will be paid on February 26, 1998 to Unitholders of record on February 13, 1998. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

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

     CAPITAL EXPENDITURES. Capital expenditures for the Resources Segment were $9.8 million, $6.5 million and $8.5 million for 1997, 1996 and 1995, respectively, excluding $514.9 million related to the Southern Region Acquisition in 1996. Resources Segment capital expenditures included the construction of logging roads and reforestation. Capital expenditures for the Manufacturing Segment were $18.5 million, $12.8 million and $22.2 million for 1997, 1996 and 1995, respectively, excluding $45.8 million related to the Southern Region Acquisition in 1996. Capital expenditures in 1997 included the reconfiguration of the Pablo sawmill in western Montana to allow for more efficient processing of small logs, various lumber and plywood projects to improve productivity and increase log recovery, as well as replacements and upgrades of other equipment in several of the Conversion Facilities. Capital expenditures increased in 1997 as a result of the Southern Region Acquisition. Capital expenditures decreased in 1996 as compared to 1995 due to the completion of major improvements at the majority of the manufacturing facilities.

     Planned capital expenditures for the Resources Segment in 1998 are $14 million, primarily for logging roads and reforestation. The Manufacturing Segment's 1998 planned capital expenditures are $34 million, including $20 million for the reconfiguration of the manufacturing facilities in Joyce, Louisiana. The remaining capital expenditures include various lumber and plywood projects to improve productivity and increase recovery, as well as replacements and upgrades of equipment in several of the Conversion Facilities.

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

OTHER INFORMATION

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material impact on the presentation of the Company's financial statements.

     In June 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for public business enterprises to report financial and descriptive information about operating segments in annual financial statements on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for periods beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS No. 131.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                         PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME

                                             Year Ended December 31,
                                          ----------------------------
                                              1997      1996      1995
                                              ----      ----      ----
                                        (In Thousands, Except Per Unit)

Revenues .................................. $ 725,571 $ 633,741 $585,074
                                             --------- --------- -------
Costs and Expenses:
    Cost of Goods Sold .....................  503,259   429,897  388,450
    Selling, General and Administrative ....   49,031    38,856   37,648
                                             ---------  -------- -------
      Total Costs and Expenses .............  552,290   468,753  426,098
                                             ---------  -------- -------

Operating Income ...........................  173,281   164,988  158,976

Interest Expense ...........................  (60,364) (50,141) (46,836)
Interest Income ............................    1,113     1,291    1,073
Gain (Loss) on Disposition of Assets - Net .   (1,223)  108,852    (133)
Other Expense - Net ........................   (1,031)           (1,777)
                                             --------- -------- --------

Income before Income Taxes .................  111,776   224,990  111,303
Provision for Income Taxes .................       80     1,391      572
                                             ---------   ------- -------

Net Income ................................ $ 111,696 $ 223,599 $110,731

General Partner Interest ...................   31,918    27,777   22,487
                                             ---------  -------- -------

Net Income Allocable to Unitholders ....... $  79,778 $ 195,822 $ 88,244
                                             ========= ======== ========

Net Income per Unit ........................$    1.72 $    4.71 $   2.17
                                             ========= ======== ========

See accompanying Notes to Combined Financial Statements.

                         PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET

                                             December 31,
                                        --------------------
                                         1997          1996
                                        -------       -------
                                            (In Thousands)
ASSETS
Current Assets:
 Cash and Cash Equivalents ..........$  135,381    $  123,892
 Accounts Receivable ................    28,698        23,697
 Inventories ........................    58,956        53,884
 Timber Contract Deposits ...........     3,711         5,987
 Other Current Assets ...............     5,508        15,025
                                      ---------    ----------
                                        232,254       222,485

Timber and Timberlands -  Net .......   887,694       922,652
Property, Plant and Equipment  -  Net   163,556       172,688
Other Assets ........................    17,393        18,609
                                      ---------    ----------
Total Assets ........................$1,300,897    $1,336,434
                                      =========    ==========
LIABILITIES
Current Liabilities:
 Current Portion of Long-Term Debt ..$   18,400    $   17,400
 Accounts Payable ...................    12,990        13,443
 Interest Payable ...................     9,556         9,530
 Wages Payable ......................    17,156        13,187
 Taxes Payable ......................     4,757         5,275
 Workers' Compensation Liabilities ..     1,450         1,450
 Other Current Liabilities ..........     9,683         9,212
                                      ---------    ----------
                                         73,992        69,497

Long-Term Debt ......................   584,000       602,400
Line of Credit ......................   161,000       161,000
Workers' Compensation Liabilities ...     8,466         8,533
Other Liabilities ...................     3,102         3,356
                                      ---------    ----------
Total Liabilities ...................   830,560       844,786
                                      ---------    ----------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units .............   469,824       490,105
General Partner .....................       513         1,543
                                      ---------    ----------
Total Partners' Capital .............   470,337       491,648
                                      ---------    ----------
Total Liabilities
  and Partners' Capital..............$1,300,897    $1,336,434
                                      =========    ==========

See accompanying Notes to Combined Financial Statements.



                         PLUM CREEK TIMBER COMPANY, L. P.
                         COMBINED STATEMENT OF CASH FLOWS

                                          Year Ended December 31,
                                        -----------------------------
                                        1997        1996         1995
                                        ----        ----         ----
                                               (In Thousands)
Cash Flows From Operating Activities:
 Net Income...........................$ 111,696  $  223,599   $ 110,731
 Adjustments to Reconcile Net
   Income to Net Cash Provided By
   Operating Activities:
    Depreciation, Depletion
      and Amortization................   70,243      56,945      54,097
    Loss (Gain) on Property
      Dispositions - Net..............    1,223    (108,852)     (2,986)
    Working Capital Changes, net of
      effect of business acquisition
      and disposition:
          Accounts Receivable.........   (5,001)      8,053      (4,884)
          Inventories.................   (5,072)     (1,052)      7,319
          Timber Contract Deposits....    2,276       1,663         503
          Other Current Assets........    9,517     (10,579)       (936)
          Accounts Payable............     (453)     (2,328)      2,540
          Interest Payable............       26       1,987        (138)
          Wages Payable...............    3,969         (77)      2,089
          Taxes Payable...............     (518)       (661)       (972)
          Workers' Compensation
           Liabilities................                 (868)       (292)
          Other Current Liabilities...      471       2,148        (697)
    Other.............................    1,599       1,970      (1,160)
                                        --------    --------     -------
 Net Cash Provided By
    Operating Activities..............  189,976     171,948     165,214
                                        --------    --------    --------

Cash Flows From Investing Activities:
 Southern Region Acquisition..........             (555,966)
 Proceeds from Newport Asset Sale.....              148,676
 Additions to Other Properties........  (28,348)    (19,280)    (30,683)
 Proceeds from Other Property
    Dispositions......................      917       7,329       6,777
 Other................................     (649)                 (1,806)
                                        --------    --------     -------
 Net Cash Used In Investing Activities  (28,080)   (419,241)    (25,712)
                                        --------    --------     -------

Cash Flows From Financing Activities:
 Cash Distributions................... (133,007)   (110,116)    (99,840)
 Borrowings on Lines of Credit and
 Bridge Facility......................  814,950     948,250     399,000
 Payments on Lines of Credit and
 Bridge Facility...................... (814,950)   (884,750)   (399,000)
 Issuance of Long-Term Debt...........              200,000
 Retirement of Long-Term Debt.........  (17,400)    (14,100)    (13,000)
 Issuance of Limited Partner Units....              144,297
                                        --------    --------     -------
 Net Cash Provided By (Used In)
   Financing Activities............... (150,407)    283,581    (112,840)
                                        --------    --------    --------
Increase in Cash and Cash Equivalents    11,489      36,288      26,662
Cash and Cash Equivalents:
 Beginning of Year....................  123,892      87,604      60,942
                                        --------    --------    --------
 End of Year..........................$ 135,381  $  123,892    $ 87,604
                                        ========   =========    ========

Supplementary Cash Flow Information
Interest Paid.........................$ 59,650   $   46,635    $ 46,904
Income Taxes Paid - Net...............$    737   $      972    $    952

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

     NET INCOME PER UNIT. Net income per Unit for all periods is calculated under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share (which the Company adopted in the fourth quarter of 1997), using the weighted average number of Units outstanding, divided into the combined Partnership net income, after adjusting for the General Partner interest. Adoption had no impact on amounts previously reported for 1996 and 1995. The weighted average number of Units outstanding was 46,323,300, 41,619,803 and 40,608,300 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Improvements and replacements are capitalized. Depreciation is provided for on a straight-line basis for buildings (over 20 to 31-1/2 years) and on a unit-of-production basis for machinery and equipment, which approximates a straight-line basis. Maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

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

     UNIT-BASED COMPENSATION PLANS. The Company accounts for Unit-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 11 to Notes to Combined Financial Statements for discussion of the above referenced plans.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material impact on the presentation of the Company's financial statements.

     In June 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for public business enterprises to report financial and descriptive information about operating segments in annual financial statements on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS No. 131.

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

Timber and Timberlands                  $ 508,834
Property, Plant and Equipment              33,477
Other Assets                               18,429
                                        ---------
Total Assets Acquired                   $ 560,740
                                        =========
Total Liabilities Assumed               $   4,745
                                        =========

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

     The unaudited combined results of operations of the Company on a pro forma basis as though the Southern Region Acquisition, the issuance of Limited Partner Units and borrowings on the New Bank Facilities and Senior Notes due 2016 had occurred as of the beginning of the years ended December 31, 1996 and 1995 are as follows (in thousands, except per Unit):
                                        1996           1995
                                        ----           ----

Revenues                             $ 771,153      $ 756,569
Net Income                             240,540        122,653
Net Income Allocable to Unitholders    210,080         97,073
Net Income per Unit                  $    4.54      $    2.10

     The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the Southern Region Acquisition occurred as of those dates or of results which may occur in the future.

     On October 11, 1996, the Company consummated the sale to Stimson Lumber Company of 107,000 acres of timberland in northeastern Washington and northern Idaho and its sawmill near Colville, Washington (the "Newport Asset Sale") for approximately $141.9 million, plus $8.7 million for working capital as of the closing date. The Company used the net proceeds from the Newport Asset Sale to pay a portion of the purchase price for the Southern Region Acquisition. The sale resulted in a net gain of approximately $105.7 million, net of expenses of approximately $2.0 million.

NOTE 3.  ACCOUNTS RECEIVABLE

     Accounts receivable were presented net of allowances for doubtful accounts of $1,285,000 and $1,425,000 at December 31, 1997 and 1996,
respectively.

NOTE 4.  INVENTORIES

     Inventories consisted of the following at December 31 (in thousands):

                                          1997           1996
                                          ----           ----
Raw materials (logs)................ $   29,177     $   23,171
Work-in-process.....................      6,108          7,227
Export logs.........................        715          1,048
Finished goods......................     15,295         15,034
                                        -------        -------
                                         51,295         46,480
Supplies............................      7,661          7,404
                                        -------        -------
Total...............................  $  58,956     $   53,884
                                        =======        =======

     Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at December 31, 1997 and 1996 was $50.0 million and $46.4 million, respectively.

NOTE 5.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

     Timber and timberlands consisted of the following at December 31 (in thousands):

                                         1997           1996
                                         ----           ----

Timber and logging roads - net......  $ 789,513      $ 824,160
Timberlands.........................     98,181         98,492
                                        -------        -------
Timber and Timberlands - net........  $ 887,694      $ 922,652
                                        =======        =======

     Property, plant and equipment consisted of the following at December 31 (in thousands):

                                         1997           1996
                                         ----           ----

Land, buildings and improvements... $   61,155     $   60,173
Machinery and equipment............    235,349        229,513
                                       -------        -------
                                       296,504        289,686
Accumulated depreciation...........   (132,948)      (116,998)
                                       -------        -------
Property, Plant and Equipment - net $  163,556      $ 172,688
                                       =======        =======

NOTE 6.  BORROWINGS

     Long-term debt and the line of credit consisted of the following at December 31 (in thousands):

                                         1997           1996
                                         ----           ----
Senior Notes due 2007............... $ 130,300      $  138,600
Senior Notes due 2009...............   150,000         150,000
First Mortgage Notes due 2007.......   122,100         131,200
Senior Notes due 2016...............   200,000         200,000
Line of Credit......................   161,000         161,000
                                       -------         -------
Total Long-Term Debt................   763,400         780,800
Less: Current Portion...............   (18,400)        (17,400)
                                       -------         -------
Long-Term Portion................... $ 745,000      $  763,400
                                       =======         =======

     In October 1996, the Partnership entered into two new bank credit facilities (the "New Bank Facilities"), consisting of a five-year $400 million unsecured, revolving credit facility (the "Line of Credit") and an 18-month $250 million unsecured bridge facility (the "Bridge Facility") which were used to finance a portion of the Southern Region Acquisition. On October 28, 1996, the Bridge Facility was terminated and on November 13, 1996 the commitment under the Line of Credit was reduced to $225 million, including standby letters of credit issued on behalf of the Partnership or Manufacturing. The Line of Credit replaced two variable rate revolving credit facilities which allowed the Partnership to borrow up to $135 million and matured through October 2000. The Line of Credit matures on December 13, 2001 and bears interest at a floating rate (7.0% as of December 31, 1997 and 1996). The weighted average interest rate for borrowings under the Line of Credit during 1997 and 1996 was 6.1% and 6.0%, respectively. Borrowings on the Line of Credit fluctuate daily based on cash needs. As of January 2, 1998, the Partnership had repaid $135.0 million of the borrowings under the Line of Credit.

     On November 13, 1996, the Partnership issued $200 million of senior notes (the "Senior Notes due 2016") in a private placement. The Senior Notes due 2016 mature in 2006 through 2016 and bear interest at rates ranging from 7.74% through 8.05%, payable semiannually. The proceeds from the Senior Notes due 2016 were used to repay a portion of the outstanding borrowings under the Line of Credit.

     The Senior Notes due 2007 and the First Mortgage Notes due 2007 bear interest of 11.125%, payable semiannually. The Senior Notes due 2009 bear interest at 8.73%, payable semiannually. The Senior Notes and the First Mortgage Notes (collectively, the "Note Agreements") are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities as the Note Agreements. At December 31, 1997 and 1996, the premium that would have been due upon early retirement would have approximated $116 million and $99 million, respectively. The three series of senior notes are unsecured. The First Mortgage Notes are collateralized by a significant portion of the property, plant and equipment of Manufacturing and are guaranteed by the Partnership.

     The annual principal payments on the Note Agreements and mandatory principal payments under the Line of Credit are as follows (in thousands):

                                    Note              Line
                                 Agreements         Of Credit
                                 ----------         ---------

     1998                        $  18,400
     1999                           18,400
     2000                           26,950
     2001                           26,950          $ 161,000
     2002                           26,950
     Thereafter                    484,750

     All principal and interest payments due under the Note Agreements are nonrecourse to the General Partner. The Note Agreements and the Line of Credit contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the amount of future indebtedness. In addition, the Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with such covenants at December 31, 1997 and 1996.

NOTE 7.  FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the Company's debt, based on current interest rates for similar obligations with like maturities, was approximately $843 million and $842 million and was carried at $763 million and $781 million as of December 31, 1997 and 1996, respectively.

NOTE 8.  PARTNERS' CAPITAL

     The changes in Partners' Capital were as follows (in thousands):

                                    Limited    General
                                   Partners    Partner    Total
                                   ---------  --------   --------

January 1, 1995                    $ 223,028 $    (51)  $ 222,977
Net Income                            88,244   22,487     110,731
Cash Distributions                   (77,155) (22,685)    (99,840)
                                     -------   ------     -------
December 31, 1995                    234,117     (249)    233,868
Net Income                           195,822   27,777     223,599
Cash Distributions                   (84,131) (25,985)   (110,116)
Issuance of Limited Partner Units    144,297              144,297
                                     -------   ------     -------
December 31, 1996                    490,105    1,543     491,648
Net Income                            79,778   31,918     111,696
Cash Distributions                  (100,059) (32,948)   (133,007)
                                     -------   ------     -------
December 31, 1997                  $ 469,824 $    513   $ 470,337
                                    ========   ======     =======

     The total number of Units outstanding at December 31, 1997 and 1996 was 46,323,300. On October 22, 1996, the Partnership issued 5,600,000 Units for net proceeds of $141.4 million. On November 5, 1996, 115,000 additional Units were issued by the Partnership for net proceeds of $2.9 million. The combined proceeds are net of issuance costs of $8.6 million. The combined net proceeds were used to repay the Bridge Facility and a portion of the amounts outstanding under the Line of Credit.

     In accordance with the Partnership Agreement, the General Partner is authorized to make quarterly cash distributions. For the years ended December 31, 1997, 1996 and 1995, the General Partner declared $2.20, $2.02 and $1.96 per Unit, respectively, to be paid to the Partnership's Unitholders. If quarterly cash distributions exceed $0.21-2/3 per Unit, the General Partner is provided with an incentive distribution. See
Note 11 to Notes to Combined Financial Statements.

NOTE 9.  INCOME TAXES

     The provision for income taxes was as follows (in thousands):

                              Year Ended December 31,
                              -----------------------
                            1997        1996      1995
                            ----        ----      ----

     Current Federal       $  43      $ 1,201    $ 464
     Current State            37          190      108
                            ----        -----     ----
     Total                 $  80      $ 1,391    $ 572
                            ====        =====     ====

     Reconciliation of the federal statutory rate to the effective income tax rate was as follows:
                                      1997        1996      1995
                                      ----        ----      ----
Statutory tax rate................... 35.0%       35.0%     35.0%
State tax net of federal tax benefit.  0.0         0.1       0.1
Nontaxable partnership income........(34.9)      (34.6)    (34.1)
Other................................  0.0         0.1      (0.5)
                                      -----       -----     -----
Effective tax rate...................  0.1%        0.6%      0.5%
                                      =====       =====     =====

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

     The following table sets forth the funded status of the Company's pension plan at December 31 (in thousands):

                                                  1997           1996
                                                  ----           ----
     Actuarial present value of benefit
     obligations:
         Vested..............................   $ 40,670       $ 34,704
         Non-vested..........................      1,258            882
                                                  ------        -------
     Accumulated benefit obligation..........   $ 41,928       $ 35,586
                                                  ======        =======
     Projected benefit obligation............   $ 51,168       $ 44,386
     Plan assets, primarily marketable equity
     and debt securities, at fair market value    56,203         48,300
                                                  ------        -------
     Plan assets in excess of projected
      benefit obligation......................     5,035          3,914
     Unrecognized net loss....................     1,124          2,954
     Prior service cost not yet recognized....    (1,128)        (1,200)
                                                  ------         ------
     Prepaid pension cost.....................  $  5,031       $  5,668
                                                  ======         ======

The components of the Company's pension cost were as follows (in thousands):

                                   Year Ended December 31,
                                   -----------------------
                                   1997      1996      1995
                                   ----      ----      ----

     Service cost................ $ 2,464  $ 1,910   $ 1,277
     Interest cost on projected
     benefit obligation..........   3,233    3,103     2,886
     Actual return on plan assets  (9,741)  (7,568)   (6,210)
     Net amortization and deferral  6,181    4,548     3,273
                                    -----    -----     -----
     Net pension cost............ $ 2,137  $ 1,993   $ 1,226
                                   ======    =====     =====

     The following assumptions were used in the accounting for the Company's pension plan as of December 31:

                                             1997      1996      1995
                                             ----      ----      ----
     Weighted average discount rate......... 7.0%      7.5%      7.0%
     Rate of increase in compensation levels 5.0% 5.0% 5.0% Expected long-term rate of
     return on plan assets.................. 8.5%      8.5%      8.5%

     The Company adopted two nonqualified defined benefit pension plans for executives and key management employees effective January 1, 1993 and January 1, 1994, respectively. The projected benefit obligation for these plans was $5.1 million and $4.4 million as of December 31, 1997 and 1996, respectively. The Company's pension expense for these plans was $0.8 million, $0.9 million and $0.6 million for 1997, 1996 and 1995, respectively.

     THRIFT AND PROFIT SHARING PLAN. The Company sponsors an employee thrift and profit sharing plan under section 401 of the Internal Revenue Code. This plan covers substantially all full-time employees. The Company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon the Company's financial performance. Amounts charged to expense were $3.9 million, $2.6 million and $2.7 million during 1997, 1996 and 1995, respectively.

     OTHER BENEFIT PLANS. Certain executives and key employees of the General Partner participate in incentive benefit plans established by the General Partner which provide for the granting of Units and/or cash bonuses upon meeting performance objectives. See Note 11 to Notes to Combined Financial Statements.


NOTE 11.  RELATED-PARTY TRANSACTIONS

     The General Partner has overall responsibility for the management of the Company. The General Partner has a two percent general partner interest in the income and cash distributions of the Partnership, subject to certain adjustments, and owns two percent and four percent interests in Manufacturing and Marketing, respectively. The Company reimburses the General Partner for the actual cost of administering its businesses. Amounts reimbursed to the General Partner for such costs were $6.7 million, $5.7 million and $5.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     The General Partner has granted 1,402,267 UARs, net of forfeitures, which could result in a total of 705,142 Units being earned under the LTIP if all UVTs were met. Units in the executives' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions. As of December 31, 1997, four UVTs had been achieved and 486,023 Units had been allocated to the executives' accounts. Total compensation expense with respect to the achievement of these four UVTs will be approximately $14.0 million, of which $6.2 million, $3.1 million and $1.0 million was recognized in 1997, 1996 and 1995, respectively. Compensation expense of $2.8 million will be recognized over the remaining performance period ending December 31, 1998.

     Effective January 1, 1994, the General Partner established a Key Employee Long-Term Incentive Plan ("KLTIP") for certain of its other key employees which authorizes granting up to 500,000 UARs. The KLTIP provisions are similar to the LTIP described above. The General Partner has granted 383,867 UARs, net of forfeitures, which could result in a total of 193,031 Units being earned under the KLTIP if all UVTs were met. Units in the participants' accounts will earn additional Units equal to the amount of any subsequent Partnership cash distributions.
As of December 31, 1997, four UVTs had been achieved and 120,762 Units had been allocated to the key employees' accounts. Total compensation expense with respect to the achievement of these four UVTs will be approximately $3.5 million, of which $1.6 million, $0.8 million and $0.5 million was recognized in 1997, 1996 and 1995, respectively. Compensation expense of $0.6 million will be recognized over the remaining performance period ending December 31, 1998. Costs incurred by the General Partner in administering and funding the plan are borne by the Partnership. The estimated difference between compensation cost related to the LTIP and KLTIP under APB 25 and SFAS 123 was less than $1.5 million for each of the years ended December 31, 1997, 1996, and 1995.

     The Partnership is required under the Partnership Agreement to reimburse the General Partner for compensation costs related to the management of the Partnership, including the purchase of Units associated with these benefit plans. During 1997, the Partnership paid the General Partner for its purchase of 280,482 Units at a total cost of $9.2 million.

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

     Net income is allocated to the General Partner based on two percent of the Company's combined net income (adjusted for the incentive distribution), plus the incentive distribution, as provided by the Partnership Agreement. The incentive distributions paid in 1997, 1996 and 1995 were approximately $30.3 million, $23.8 million and $20.7 million, respectively.

     Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the General Partner have a duty to manage the Company in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company.
Related non-interest bearing receivables and payables between the General Partner and the Company are settled in the ordinary course of business. As of December 31, 1997 and 1996, the Company had receivables from the General Partner of $138,502 and $168,600, respectively.

NOTE 12.  SOUTHERN REGION RECONFIGURATION

     On November 4, 1997, the Company announced plans to reconfigure its manufacturing complex at Joyce, Louisiana to add value in targeted high margin, higher growth lumber product areas. With an investment of approximately $22 million, the Company plans to build a state-of-the-art, high-volume sawmill that will allow the Company to capture greater value from its timber resource through improved productivity and efficiency. As part of the plan, the existing plywood plant and sawmill, which currently employ 430 people, will be closed in stages, commencing in the third quarter of 1998. The new sawmill will employ approximately 230 people and is expected to be fully operational in the fourth quarter of 1998. The Company recorded an expense of approximately $2 million during the fourth quarter of 1997 for severance costs related to the closure of the plywood plant.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

     A portion of the Company's log requirements is acquired through contracts with public and private sources. Except for required deposits, no amounts are recorded until such time as the Company harvests the timber. At December 31, 1997 and 1996, the unrecorded amounts of those contract commitments were approximately $15.8 million and $14.6 million, respectively. During 1993, the Partnership entered into a log sourcing contract to sell logs to a customer over a ten-year period ending in 2003, based upon prevailing market rates. The Partnership has an annual commitment to supply pulpwood and residual chips to a customer for a 20-year period ending in 2016, based upon prevailing market rates.

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

     The Company leases buildings and equipment under non-cancelable operating lease agreements. The Company's operating lease expense was $2.9 million, $2.3 million and $2.2 million for 1997, 1996 and 1995, respectively. The following summarizes the future minimum lease payments (in thousands):

                    1998           $  2,823
                    1999              2,549
                    2000              2,275
                    2001              1,916
                    2002              1,678
                    Thereafter        1,811
                                     ------
                    Total          $ 13,052
                                    =======
NOTE 14.  SEGMENT INFORMATION

                                   Year Ended December 31,
                                       (In Thousands)

                              1997           1996            1995
Revenues                      ----           ----            ----
  Resources               $  410,873     $  369,335      $  327,043
  Manufacturing              494,372        387,875         375,677
  Eliminations              (179,674)      (123,469)       (117,646)
                            ---------      ---------       ---------
                          $  725,571     $  633,741      $  585,074
                            =========      =========       =========
Operating Income
  Resources               $  167,054     $  163,306      $  139,192
  Manufacturing               40,281         22,516          35,567
  Other and Eliminations     (34,054)       (20,834)        (15,783)
                            ---------      ---------       ---------
                          $  173,281     $  164,988      $  158,976
                            ========       =========       =========
Depreciation, Depletion
and Amortization
  Resources               $   47,966     $   36,160      $   35,394
  Manufacturing               22,277         20,785          18,703
                            ---------      ---------       ---------
                          $   70,243     $   56,945      $   54,097
                            =========      =========       =========
Identifiable Assets
  Resources               $1,058,719     $1,098,203      $  604,510
  Manufacturing              278,323        262,380         244,877
  Eliminations               (36,145)       (24,149)        (23,301)
                           ----------     ----------       ---------
                          $1,300,897     $1,336,434      $  826,086
                          ==========     ===========       =========

Capital Expenditures
  Resources               $    9,792     $    6,470      $    8,481
  Manufacturing               18,556         12,810          22,202
                           ----------     ----------       ---------
                          $   28,348     $   19,280      $   30,683
                          ===========    ===========      ==========

     Revenues include both sales to unaffiliated customers and intersegment sales. Intersegment sales prices are determined quarterly, based upon estimated market prices and terms in effect at that time and are eliminated in combination. Intersegment sales from the Resources Segment to the Manufacturing Segment were $179.7 million, $123.5 million and $117.6 million for 1997, 1996 and 1995, respectively.

     Operating income from the Resources Segment includes land sales of $14.0 million, $35.4 million and $1.6 million, for 1997, 1996 and 1995, respectively. Combined export revenues, primarily to Pacific Rim countries, as a percentage of total revenues were 9%, 11% and 13%, for 1997, 1996 and 1995, respectively. During 1995, net sales to one Resources Segment customer were approximately 10% of combined revenues.

     Capital expenditures do not include $514.9 million and $45.8 million in 1996 for the Resources Segment and Manufacturing Segment, respectively, related to the Southern Region Acquisition.

NOTE 15.  SUBSEQUENT EVENT

     On January 20, 1998, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.55 per Unit for the fourth quarter of 1997. Total distributions will approximate $34.0 million (including $8.5 million to the General Partner) and will be paid on February 26, 1998 to Unitholders of record on February 13, 1998.



REPORT OF INDEPENDENT ACCOUNTANTS



To the Unitholders and Directors of the General Partner of Plum Creek Timber Company, L.P.

We have audited the accompanying combined balance sheet of Plum Creek Timber Company, L.P. as of December 31, 1997 and 1996, and the related combined statements of income and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Plum Creek Timber Company, L.P. at December 31, 1997 and 1996, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.
Seattle, Washington
January 20, 1998

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


/s/ RICK R. HOLLEY

Rick R. Holley
President and Chief Executive Officer


/s/ DIANE M. IRVINE

Diane M. Irvine
Vice President and Chief Financial Officer


                    SUPPLEMENTARY FINANCIAL INFORMATION

                      Combined Quarterly Information
                               (Unaudited)
                      (In Thousands, Except per Unit)


1997                    1st Qtr   2nd Qtr   3rd Qtr   4th Qtr
----                    -------   -------   -------   -------

Revenues              $ 171,248 $ 171,962 $ 198,663 $ 183,698
Operating Income         43,222    42,683    47,666    39,710
Net Income               27,358    27,224    32,801    24,313
Net Income Allocable
 to Unitholders          20,147    19,006    24,472    16,153
Net Income per Unit       $0.43     $0.42     $0.52     $0.35


1996                    1st Qtr   2nd Qtr   3rd Qtr   4th Qtr (2)
----                    -------   -------   -------   -----------

Revenues              $ 127,694 $ 138,744 $ 173,039 $ 194,264
Operating Income         27,398    32,750    48,449    56,391
Net Income               15,915    20,977    36,776   149,931
Net Income Allocable
 to Unitholders          10,197    15,158    30,198   140,269
Net Income per Unit (1)   $0.25     $0.37     $0.75     $3.14


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements and Supplementary Financial Information

     The following combined financial statements of the Company are included in Part II, Item 8 of this Form 10-K:

     Combined Statement of Income                 30
     Combined Balance Sheet                       31
     Combined Statement of Cash Flows             32
     Notes to Combined Financial Statements       33
     Report of Independent Accountants            48
     Report of Management                         49
     Supplementary Financial Information          50

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

4.2  Form of Transfer Application (Form S-1,  Regis. No. 33-28094, filed
May 1989).

4.3  Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior
Notes due June 8, 2007, Plum Creek Timber Company, L. P. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company, L.P. (Form 8 Amendment No. 1, for the year ended December 31,
1990). Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Senior Note Agreement
Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated May 31,
1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996).
Senior Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997).

4.4 Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P. (Form 8 Amendment No. 1, for the year ended December 31, 1990). Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Mortgage Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Amendment to Mortgage Note Agreement dated June 15, 1995 (Form 10-Q, No. 1-10239, for the quarter ended September
30, 1995).   Mortgage Note Agreement Amendment dated May 31, 1996 (Form
10-Q, No. 1-10239, for the quarter ended June 30, 1996).   Mortgage Note
Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997).

4.5 Senior Note Agreement, dated August 1, 1994, 8.73% Senior Notes due August 1, 2009, Plum Creek Timber Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated as of October 15, 1995 (Form 10-K, No. 1-10239, for the year ended December 31, 1995). Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30,
1996). Senior Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997).

4.6 Senior Note Agreement, dated as of November 13, 1996, $75 million Series A due November 13, 2006, $25 million Series B due November 13, 2008, $75 million Series C due November 13, 2011, $25 million Series D due November 13, 2016 (Form 10-K, No. 1-10239, for the year ended December 31, 1996).

10.1 Amended and Restated Revolving Credit Agreement dated as of December 13, 1996 among Plum Creek Timber Company, L.P., Bank of America National Trust and Savings Association, as Agent, NationsBank of North Carolina, N.A., as senior co-agent and the Other Financial Institutions Party Hereto (Form 10-K, No. 1-10239, for the year ended December 31,
1996).

10.2+ Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995).

10.3+ Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). First Amendment to the Plum Creek Management Company, L.P. Long-Term Incentive Plan (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995).

10.4+ Management Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993).

10.5+ Executive and Key Employee Salary and Incentive Compensation Deferral Plan, Plum Creek Management Company, L.P. (Form 10-K/A,
Amendment No. 1, for the year ended December 31, 1994).

10.6+ Deferred Compensation Plan for Directors, PC Advisory Corp. I (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).

10.7+ Plum Creek Director Unit Ownership and Deferral Plan (Form 10-K, No. 1-10239, for the year ended December 31, 1996).

21  Subsidiaries of the Registrant.   (Form 8 Amendment No. 1, for the
year ended December 31, 1990).

27* Financial Data Schedule for the year ended December 31, 1997. See attached exhibit.


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

                         PLUM CREEK TIMBER COMPANY, L. P.
                                 (Registrant)

     By:  Plum Creek Management Company, L.P.
          as General Partner


     BY:   /s/ RICK R. HOLLEY
           -------------------
           Rick R. Holley
           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated, on behalf of, as applicable, Plum Creek Management Company, L.P., the registrant's general partner, and/or PC Advisory Corp. I, the general partner of the managing general partner of the registrant's general partner.


By  /s/ DAVID D. LELAND            Date 2-26-98
    -------------------
    David D. Leland
    Chairman of the Board of Directors, PC Advisory Corp. I

By  /s/ IAN B. DAVIDSON            Date 2-27-98
    -------------------
    Ian B. Davidson
    Director, PC Advisory Corp. I

By  /s/ GEORGE M. DENNISON         Date 2-27-98
    ----------------------
    George M. Dennison
    Director, PC Advisory Corp. I

By  /s/ CHARLES P. GRENIER         Date 3-2-98
    -----------------------
    Charles P. Grenier
    Executive Vice President, Plum Creek Management Co., L.P.
    Director, PC Advisory Corp. I,

By  /s/ RICK R. HOLLEY             Date 2-26-98
    -----------------------
    Rick R. Holley
    President and Chief Executive Officer,
     Plum Creek Management Co., L.P.
    Director, PC Advisory Corp. I

By  /s/ WILLIAM E. OBERNDORF       Date 2-26-98
   -------------------------
    William E. Oberndorf
    Director, PC Advisory Corp. I


By  /s/ WILLIAM J. PATTERSON       Date 2-26-98
    ------------------------
    William J. Patterson
    Director, PC Advisory Corp. I

By  /s/ JOHN H. SCULLY             Date 2-26-98
    ------------------------
    John H. Scully
    Director, PC Advisory Corp. I

By  /s/ DIANE M. IRVINE            Date 2-26-98
    ------------------------
    Diane M. Irvine
    Vice President and Chief Financial Officer,
     Plum Creek Management Co., L.P.
     (Principal Financial and Accounting Officer)

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

4.2  Form of Transfer Application (Form S-1,  Regis. No. 33-28094, filed
May 1989).

4.3  Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior
Notes due June 8, 2007, Plum Creek Timber Company, L. P. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company, L.P. (Form 8 Amendment No. 1, for the year ended December 31,
1990). Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Senior Note Agreement
Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated May 31,
1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996).
Senior Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997).

4.4 Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P. (Form 8 Amendment No. 1, for the year ended December 31, 1990). Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Mortgage Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Amendment to Mortgage Note Agreement dated June 15, 1995 (Form 10-Q, No. 1-10239, for the quarter ended September
30, 1995).   Mortgage Note Agreement Amendment dated May 31, 1996 (Form
10-Q, No. 1-10239, for the quarter ended June 30, 1996).   Mortgage Note
Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997).

4.5 Senior Note Agreement, dated August 1, 1994, 8.73% Senior Notes due August 1, 2009, Plum Creek Timber Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated as of October 15, 1995 (Form 10-K, No. 1-10239, for the year ended December 31, 1995). Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30,
1996). Senior Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997).

4.6 Senior Note Agreement, dated as of November 13, 1996, $75 million Series A due November 13, 2006, $25 million Series B due November 13, 2008, $75 million Series C due November 13, 2011, $25 million Series D due November 13, 2016 (Form 10-K, No. 1-10239, for the year ended December 31, 1996).

10.1 Amended and Restated Revolving Credit Agreement dated as of December 13, 1996 among Plum Creek Timber Company, L.P., Bank of America National Trust and Savings Association, as Agent, NationsBank of North Carolina, N.A., as senior co-agent and the Other Financial Institutions Party Hereto (Form 10-K, No. 1-10239, for the year ended December 31,
1996).

10.2+ Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995).

10.3+ Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). First Amendment to the Plum Creek Management Company, L.P. Long-Term Incentive Plan (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995).

10.4+ Management Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993).

10.5+ Executive and Key Employee Salary and Incentive Compensation Deferral Plan, Plum Creek Management Company, L.P. (Form 10-K/A,
Amendment No. 1, for the year ended December 31, 1994).

10.6+ Deferred Compensation Plan for Directors, PC Advisory Corp. I (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).

10.7+ Plum Creek Director Unit Ownership and Deferral Plan (Form 10-K, No. 1-10239, for the year ended December 31, 1996).

21  Subsidiaries of the Registrant.   (Form 8 Amendment No. 1, for the
year ended December 31, 1990).

27* Financial Data Schedule for the year ended December 31, 1997. See attached exhibit.