Form 10-K405/A
period 1997-12-31
PLUM CREEK TIMBER CO L P
filed 1998-03-25
CIK 849213

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

     The undersigned Registrant hereby amends the following items of its Annual Report for 1997 on Form 10-K as set forth in the pages attached hereto:

     Item 10        Directors and Executive Officers of the Registrant

     Item 11        Executive Compensation

     Item 12 Security Ownership of Certain Beneficial Owners and Management

     Item 13        Certain Relationships and Related Transactions


                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

DIRECTORS OF THE GENERAL PARTNER OF THE REGISTRANT

     The following eight persons are currently Directors of PC Advisory Corp. I ("Corp. I"), a Delaware corporation and the indirect general partner of Plum Creek Management Company, L.P. (the "General Partner"), a Delaware limited partnership, which is the general partner of the Registrant. The eight were elected by unanimous written consent of the stockholders of Corp. I to hold office until the Annual Meeting of Stockholders in 1998 and until their successors are duly elected and qualified. There are no family relationships among them.

     Ian B. Davidson (Age 66) -- Mr. Davidson was elected a Director of Corp. I in December 1992 and is a member of both the Audit and Compliance Committee and the Compensation Committee and is Chairman of the Conflicts Committee of the Board of Directors. Since 1970, Mr. Davidson has been Chairman and Chief Executive Officer of D.A. Davidson & Co. and DADCO, a regional brokerage firm. Mr. Davidson also serves as a Director of Energy West and the DADCO Companies.

     George M. Dennison (Age 62) -- Dr. Dennison was elected a Director of Corp. I effective February 1994 and is a member of the Audit and Compliance Committee, the Compensation Committee and the Conflicts Committee of the Board of Directors. Since 1990, Dr. Dennison has been President and Professor of History at The University of Montana.

     Charles P. Grenier (Age 48) -- Mr. Grenier was elected a Director of Corp. I effective April 1995. Mr. Grenier has been Executive Vice President of the General Partner since January 1994. Mr. Grenier was Vice President, Rocky Mountain Region of the General Partner from December 1992 to December 1993. Mr. Grenier also serves as a Director of Winter Sports, Inc.

     Rick R. Holley (Age 46) -- Mr. Holley was elected a Director of Corp. I effective January 1994. Mr. Holley has been President and Chief
Executive Officer of the General Partner since January 1994.   Mr.
Holley was Vice President and Chief Financial Officer of the General Partner from December 1992 to December 1993.

     David D. Leland (Age 62) -- Mr. Leland became a Director and Chairman of the Board of Directors of Corp. I in December 1992 and is a member of the Compensation Committee and the Conflicts Committee of the Board of Directors. Mr. Leland was President and Chief Executive Officer of the General Partner from December 1992 to December 1993.

     William E. Oberndorf (Age 44) -- Mr. Oberndorf was elected a
Director of Corp. I in November 1992 and is Chairman of the Compensation Committee of the Board of Directors. Mr. Oberndorf is Vice President and Treasurer of Corp. I. Since 1991, Mr. Oberndorf's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant. Mr. Oberndorf serves as a Director for Bell & Howell Company, Inc.

     William J. Patterson (Age 36) -- Mr. Patterson became a Director of Corp. I in November 1992 and is Chairman of the Audit and Compliance Committee and a member of the Compensation Committee of the Board of Directors. Mr. Patterson is a Vice President of Corp. I. Since 1991, Mr. Patterson's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant.

     John H. Scully (Age 53) -- Mr. Scully was elected a Director of Corp. I in November 1992 and is a member of the Compensation Committee of the Board of Directors. Mr. Scully is President of Corp. I. Since 1991, Mr. Scully's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant. Mr. Scully serves as a Director for Bell & Howell Company, Inc.


EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE REGISTRANT

     The names, ages, offices and periods of service as executive officers of the General Partner are listed below. There are no family relationships among them.


                                                               Officer
Name                   Age    Office                            Since
----                   ---    ------                            -----

Rick R. Holley(a)      46     President and Chief                1989
                              Executive Officer

Charles P. Grenier(a)  48     Executive Vice President           1989

William R. Brown(b)    46     Vice President, Strategic          1995
                              Business Development

Michael J. Covey(c)    40     Vice President, Resources          1998

Lindsay G. Crawford(d) 48     Vice President, Southern Region    1996

Barbara L. Crowe(e)    47     Vice President, Human Resources    1997

Diane M. Irvine(f)     39     Vice President and                 1994
                              Chief Financial Officer

James A. Kraft(g)      43     Vice President, General Counsel    1989
                              and Secretary

(a) Served during the past five years in a managerial or executive capacity with the General Partner.

(b) Served since January 1998 as Vice President, Strategic Business Development of the General Partner. Mr. Brown was Vice President, Resource Management of the General Partner from February 1995 to January 1998 and was the Director, Planning for the General Partner and the General Partner's predecessor, Plum Creek Management Company, from August 1990 to February 1995.

(c) Served since January 1998 as Vice President, Resources of the General Partner. Mr. Covey was the General Manager, Rocky Mountain Timberlands for the General Partner from August 1996 to January 1998, was Director of Operations, Rocky Mountain Region for the General Partner from June 1995 to August 1996, and was Plant Manager, Ksanka Sawmill for the General Partner and the General Partner's predecessor, Plum Creek Management Company, from August 1992 to June 1995.

(d) Served since October 1996 as Vice President, Southern Region of the General Partner. Mr. Crawford was the General Manager, Lumber for the General Partner from December 1994 to October 1996 and was the Director of Operations, Flathead Mills for the General Partner and the General Partner's predecessor, Plum Creek Management Company, from June 1989 to November 1994.

(e) Served since April 1997 as Vice President, Human Resources of the General Partner. From October 1995 through March 1997, Ms. Crowe was Vice President, Human Resources for Weight Watchers Gourmet Food Co., a subsidiary of the H.J. Heinz Company. From November 1991 through September 1995, Ms. Crowe worked in Human Resources at Ore-Ida Foods, Inc., a subsidiary of the H.J. Heinz Company, first as Manager, then as General Manager.

(f) Served since February 1994 as Vice President and Chief Financial Officer of the General Partner. Ms. Irvine was a Partner with Coopers & Lybrand from October 1993 to February 1994 and was a Manager with Coopers & Lybrand from July 1987 to September 1993.

(g) Served since April 1996 as Vice President, General Counsel and Secretary of the General Partner. Mr. Kraft was Vice President, Law of the General Partner from January 1994 to April 1996 and was Vice President, Law and Corporate Affairs of the General Partner and the General Partner's predecessor, Plum Creek Management Company, from April 1989 to December 1993.

     Executive officers of the General Partner are appointed annually at the second quarterly meeting of the Board of Directors of Corp. I.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Registrant is not aware of any reporting violations regarding
Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth a summary of compensation for the three fiscal years ended December 31, 1997 for the President and Chief Executive Officer and the four other most highly compensated executive officers of the Registrant for services rendered in all capacities. Compensation amounts are on an accrual basis and include amounts deferred at the officer's election.

                              SUMMARY COMPENSATION TABLE

                                                         Long Term
                                                        Compensation
                                                     ----------------

                         Annual Compensation              Awards
                    -------------------------------------------------
                                                            (c)           (d)
                                           Other Annual  Restricted    All Other
Name & Principal                    (b)    Compensation  Stock Awards  Compensation
Position(a)        Year Salary($) Bonus($)    ($)           ($)            ($)
-----------------------------------------------------------------------------------

Rick R. Holley     1997 $434,000  $217,000               $217,000      $51,240
President and      1996 $413,000  $206,500               $206,500      $48,640
Chief Executive    1995 $390,000  $195,000               $195,000      $47,535
Officer

Charles P. Grenier 1997 $343,000  $171,500               $171,500       $40,640
Executive Vice     1996 $330,000  $165,000               $165,000       $31,360
President          1995 $312,000  $156,000               $156,000       $28,701

James A. Kraft     1997 $223,600  $111,800               $111,800       $26,488
Vice President,    1996 $215,000  $107,500               $107,500       $24,616
General Counsel    1995 $206,000   $92,700                $92,700       $25,002
and Secretary

Diane M. Irvine    1997 $200,000  $100,000               $100,000       $17,490
Vice President     1996 $183,000   $91,500                $91,500       $15,690
and Chief          1995 $175,000   $78,500     $7,504     $78,500       $15,176
Financial Officer

William R. Brown   1997 $165,000   $82,500                $82,500       $14,400
Vice President,    1996 $150,000   $75,000                $75,000       $12,900
Strategic Business 1995 $124,664   $65,000    $13,098     $65,000       $29,014
Development

(a)  Principal position as of December 31, 1997.

(b) Amounts in the bonus column represent the cash portion of Management Incentive Plan ("MIP") awards. Under the terms of the MIP, one half of any MIP award is paid in cash and the remaining half is converted into Shadow Units (defined below).
     The Shadow Unit portion of the awards is reflected under the Restricted Stock Awards column of the Summary Compensation Table. Payments made by the General Partner under the MIP are not currently reimbursed by the Registrant.

(c) The amounts under the Restricted Stock Awards column of the Summary Compensation Table represent Shadow Units awarded under the MIP. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine were awarded 6,532, 5,132, 3,365, 2,484, and 3,011 Shadow Units, respectively, for the 1997 Plan Year. The number of Shadow Units credited to each participant's account was determined by the amount of the Unit portion of each such participant's MIP award, less certain taxes, divided by the Average Price of a Unit, as defined in the Plan.

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

     On December 31, 1997, Messrs. Holley, Grenier, Kraft and Ms. Irvine held Shadow Units awarded under the MIP that vest as set forth below. Messrs. Holley, Grenier, Kraft and Ms. Irvine held 10,386, 8,309, 5,539 and 4,155 Shadow Units, respectively, that vested on December 31, 1997. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine held 8,548, 6,838, 4,063, 2,849 and 3,441 Shadow Units, respectively, that will vest on December 31, 1998 or earlier under certain circumstances, as described in the preceding paragraph. In addition, Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine held 7,603, 6,075, 3,958, 2,761 and 3,369 Shadow Units, respectively, that will vest on December 31, 1999 or earlier under certain circumstances, as described in the preceding paragraph. The market value of the total Shadow Units awarded under the MIP held by Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine, based on the closing price on December 31, 1997, was $802,752, $641,979, $410,218, $169,722
     and $331,676, respectively.

(d) All Other Compensation includes matching thrift contributions in the Plum Creek Thrift and Profit Sharing Plan for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaling $9,500 each and includes matching thrift contributions in the Plum Creek Supplemental Benefits Plan for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaling $41,740, $31,140, $16,988, $4,900 and $7,990, respectively.

PENSION PLAN

     Estimated annual benefit levels under the supplemental, non-qualified pension plan of the Registrant ("Pension Plan"), based on earnings and years of credited service at age 65, are as follows:

                                PENSION PLAN TABLE

                ------------------Years of Service ---------------
Remuneration         15          20         25         30
------------         --          --         --         --
     $100,000      $22,290     $29,720    $37,150    $44,580
     $300,000      $70,290     $93,720   $117,150   $140,580
     $500,000     $118,290    $157,720   $197,150   $236,580
     $700,000     $166,290    $221,720   $277,150   $332,580
     $900,000     $214,290    $285,720   $357,150   $428,580
   $1,100,000     $262,290    $349,720   $437,150   $524,580
   $1,300,000     $310,290    $413,720   $517,150   $620,580
   $1,500,000     $358,290    $477,720   $597,150   $716,580

     Benefit accruals under the Pension Plan are based on the gross amount of salary and incentive bonuses, including bonuses awarded in Units under the MIP plan included in the Restricted Stock Column of the Summary Compensation Table, but excluding all commissions and other extra or added compensation or benefits of any kind or nature.

     The Pension Plan formula for retirement at age 65 is 1.1% of the highest five-year average earnings, plus .5% of the highest five-year average earnings in excess of one-third of the FICA taxable wage base in effect during the year of termination, times the number of years of credited service up to a maximum of 30 years. An early retirement supplement equal to 1% of the highest five-year average earnings up to one-third of the FICA taxable wage base in effect in the year of termination, times the number of years of credited service up to a maximum of 30 years, is payable until age 62. Both the basic benefit and the supplement are reduced by 2% for each year the employee's actual retirement date precedes the date the employee would have attained age 65, or the date the employee could have retired after attaining age 60 with 30 years of credited service, if earlier. In addition, the basic benefit and the supplemental benefit will be reduced by any previously accrued and distributed benefits, increased for an assumed interest factor, under the Burlington Resources Inc. Pension Plan, under which participation was terminated on December 31, 1992 for the officers of the general partner of the Registrant. Years of service under the Pension Plan at age 65 for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine would be 30, 27, 30, 26 and 30, respectively. Years of service under the Pension Plan as of December 31, 1997 for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine were 15, 11, 14, 7 and 4, respectively.

DIRECTOR COMPENSATION

     Directors of Corp. I, who are not employees of the company, receive an annual retainer of $30,000 plus $1,000 for each Board of Directors meeting and committee meeting attended. The chairmen of the Audit and Compliance Committee, the Compensation Committee, and the Conflicts Committee of the Board of Directors each receive an additional annual retainer of $5,000. Directors may defer all or part of their compensation. Dr. Dennison received only $14,500 in directors fees in 1997.

     Certain incidental expenses are paid on behalf of the Chairman of the Board, Mr. Leland, including lease payments on a company car, which totaled $24,051 for 1997.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1997, Mr. Leland served on the Compensation Committee of the Board of Directors. Mr. Leland is the former President and Chief
Executive Officer of the General Partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

BENEFICIAL OWNERSHIP

     To the best knowledge of the Registrant, there were no beneficial owners of more than five percent of the Registrant's Units outstanding on February 28, 1998.


SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the total number of Units held by the directors of Corp. I, the executive officers of the General Partner, and all directors of Corp. I and executive officers of the General Partner as a group, in each case, as of February 28, 1998.


                              Amount and Nature
Name of Individual            of Beneficial Ownership       Percent of
or Identity of Group          of Depositary Units           Class
----------------------        -----------------------       ----------

Directors
  Ian B. Davidson                    23,620                 0.05%
  George M. Dennison                  1,636(a)              0.00%
  Charles P. Grenier                209,802(d)              0.45%
  Rick R. Holley                    275,921(d)              0.60%
  David D. Leland                   102,625                 0.22%
  William E. Oberndorf              784,555(b)              1.69%
  William J. Patterson                  732(c)              0.00%
  John H. Scully                    789,476(b)              1.70%

Executive Officers
  William R. Brown                   44,142(d)              0.10%
  Diane M. Irvine                    63,465(d)              0.14%
  James A. Kraft                    112,410(d)              0.24%

14 Executive Officers &
Directors as a Group               1,012,528                2.19%
                                   =========                =====

(a) Includes 560 Units deferred under the Deferred Compensation Plan for Directors. Mr. Dennison disclaims beneficial ownership of the Units deferred.

(b) Includes 783,854 Units owned by an Employee Benefits Trust of the General Partner as to which Messrs. Oberndorf and Scully have shared voting and dispositive power. Messrs. Oberndorf and Scully share control of and have an indirect pecuniary interest in the General Partner's 2% interest in the Registrant. Messrs. Oberndorf and Scully disclaim that the General Partner's 2% interest in the Partnership constitutes a security.

(c) Mr. Patterson has an indirect pecuniary interest in the General Partner's 2% interest in the Registrant. Mr. Patterson disclaims that the General Partner's 2% interest in the Registrant constitutes a security.

(d) Includes non-vested Shadow Units credited to participants' accounts under the terms of the Long-Term Incentive Plan (LTIP) and the MIP.
     Upon vesting, the participants are entitled to receive one Unit for each Shadow Unit that vests. Non-vested Shadow Units under the terms of the LTIP credited to the participants' accounts for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaled
     216,870, 154,907, 92,944, 31,583, and 49,349, respectively.  Non-vested
     Shadow Units under the terms of the MIP credited to the participants' accounts for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaled 23,064, 18,348, 11,578, 8,230 and 9,986, respectively.
     Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine disclaim beneficial ownership of the non-vested Shadow Units under both the LTIP and the MIP.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Registrant is required under its Partnership agreement to reimburse the General Partner for compensation costs related to the management of the Registrant, including the purchase of Units associated with certain benefit plans. During 1997, the Registrant paid the General Partner for its purchase of 280,482 Units at a total cost of $9.2 million.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PLUM CREEK TIMBER COMPANY, L.P.

                                 By:  Plum Creek Management Company, L.P.,
                                   its General Partner


Date: March 20, 1998                    By:   /s/ DIANE M. IRVINE
                                           -----------------------

                                           Diane M. Irvine,
                                           Vice President and
                                           Chief Financial Officer