Form 10-Q
period 1998-03-31
PLUM CREEK TIMBER CO L P
filed 1998-05-12
CIK 849213

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

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
                               (UNAUDITED)

                                       Quarter Ended March 31,
                                   ------------------------------
                                        1998              1997
                                        ----              ----
                                  (In Thousands, Except Per Unit)
Revenues..........................  $  164,325         $ 171,248
                                     ---------          --------

Costs and Expenses:
  Cost of Goods Sold..............     118,644           117,484
  Selling, General and
    Administrative................       9,640            10,542
                                     ---------          --------
      Total Costs and Expenses....     128,284           128,026
                                     ---------          --------

Operating Income..................      36,041            43,222

Interest Expense..................     (14,973)          (15,465)
Interest Income...................         238               257
Other Expense - Net...............           1              (238)
                                     ---------          --------

Income before Income Taxes........      21,307            27,776
Provision for Income Taxes........          27               418
                                     ---------          --------

Net Income........................  $   21,280         $  27,358

General Partner Interest..........       8,099             7,211
                                     ---------          --------

Net Income Allocable to
Unitholders.......................  $   13,181         $  20,147
                                    ==========         =========

Net Income per Unit...............  $     0.28         $    0.43
                                    ==========         =========

See accompanying Notes to Combined Financial Statements


                      PLUM CREEK TIMBER COMPANY, L. P.
                          COMBINED BALANCE SHEET
                               (UNAUDITED)

                                      March 31,      December 31,
                                        1998             1997
                                        ----             ----
                                             (In Thousands)
ASSETS
Current Assets:
  Cash and Cash Equivalents.......  $  125,535         $ 135,381
  Accounts Receivable.............      35,074            28,698
  Inventories.....................      55,686            58,956
  Timber Contract Deposits........       4,781             3,711
  Other Current Assets............       6,154             5,508
                                     ---------          --------
                                       227,230           232,254

Timber and Timberlands - Net......     880,061           887,694
Property, Plant and
  Equipment - Net.................     166,854           163,556
Other Assets......................      15,859            17,393
                                     ---------          --------
     Total Assets.................  $1,290,004       $ 1,300,897
                                    ==========       ===========

LIABILITIES

Current Liabilities:
  Current Portion of
  Long-Term Debt..................  $   18,400         $  18,400
  Accounts Payable................      12,093            12,990
  Interest Payable................      17,137             9,556
  Wages Payable...................      10,928            17,156
  Taxes Payable...................       6,604             4,757
  Workers' Compensation
    Liabilities...................       1,450             1,450
  Other Current Liabilities.......       9,202             9,683
                                     ---------          --------
                                        75,814            73,992

Long-Term Debt....................     584,000           584,000
Line of Credit....................     161,000           161,000
Workers' Compensation Liabilities.       8,414             8,466
Other Liabilities.................       3,146             3,102
                                     ---------          --------
  Total Liabilities...............     832,374           830,560
                                     ---------          --------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units...........     457,527           469,824
General Partner...................         103               513
                                     ---------          --------
  Total Partners' Capital.........     457,630           470,337
                                     ---------          --------
  Total Liabilities and
    Partners' Capital.............  $1,290,004        $1,300,897
                                    ==========       ===========

See accompanying Notes to Combined Financial Statements


                      PLUM CREEK TIMBER COMPANY, L. P.
                      COMBINED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                       Quarter Ended March 31,
                                   ------------------------------
                                        1998              1997
                                        ----              ----
                                             (In Thousands)
Cash Flows From Operating Activities:
Net Income........................  $   21,280         $  27,358
Adjustments to Reconcile
Net Income to
  Net Cash Provided
  By Operating Activities:
   Depreciation, Depletion
     and Amortization.............      16,383            16,929
   Gain on Asset Dispositions - Net        (28)              (13)
   Working Capital Changes:
     Accounts Receivable..........      (6,376)           (9,259)
     Inventories..................       3,270             2,616
     Timber Contract Deposits and
       Other Current Assets.......      (1,716)            8,211
     Accounts Payable.............        (897)           (4,394)
     Other Accrued Liabilities....       2,719             9,764
   Other..........................       1,550               138
                                     ---------          --------
Net Cash Provided By
  Operating Activities............      36,185            51,350
                                     ---------          --------

Cash Flows From Investing Activities:
  Additions to Properties.........     (12,098)           (2,057)
  Proceeds from Asset Dispositions          54                16
                                     ---------          --------
Net Cash Used In Investing
  Activities......................     (12,044)           (2,041)
                                     ---------          --------
Cash Flows From Financing Activities:
  Cash Distributions..............     (33,987)          (31,046)
  Borrowings on Lines of Credit...     192,500           165,250
  Repayments on Lines of Credit...    (192,500)         (165,250)
                                     ---------          --------
Net Cash Used In Financing
  Activities......................     (33,987)          (31,046)
                                     ---------          --------
Increase (Decrease) In Cash
  and Cash Equivalents............      (9,846)           18,263
Cash and Cash Equivalents:
  Beginning of Period.............     135,381           123,892
                                     ---------          --------
  End of Period...................  $  125,535       $   142,155
                                     =========        ==========

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

     The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1997 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

     The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income).
However, Unitholders are required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of whether cash distributions are made. In virtually all cases, a Unitholder's 1998 cash distribution will significantly exceed the tax liability related to the Unitholder's allocated taxable income from the Partnership and Manufacturing. For tax-exempt entities, such as IRAs, most of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax-exempt entity has more than $1,000 of UBTI for a tax year, it may be required to pay federal income taxes. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities at year-end.

     Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest.
The weighted average number of Units outstanding was 46,323,300 for the three month periods ended March 31, 1998 and 1997, respectively.

2.  Inventories

     Inventories consisted of the following (in thousands):

                                   March 31,      December 31,
                                     1998            1997
                                   --------       -----------

Raw materials (logs)               $ 25,854       $ 29,177
Work-in-process                       6,713          6,108
Export logs                             587            715
Finished goods                       14,775         15,295
                                     ------         ------
                                     47,929         51,295
Supplies                              7,757          7,661
                                     ------         ------
     Total                         $ 55,686       $ 58,956
                                    =======        =======

     Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at March 31, 1998 and December 31, 1997 was $46.6 million and $50.0 million, respectively.

3.  Timber and Timberlands and Property, Plant and Equipment

     Timber and timberlands consisted of the following (in thousands):

                                     March 31,      December 31,
                                      1998             1997
                                     --------       -----------

Timber and logging roads - net      $ 781,704        $ 789,513
Timberlands                            98,357           98,181
                                      -------          -------
     Timber and Timberlands - net   $ 880,061        $ 887,694
                                      =======          =======

     Property, plant and equipment consisted of the following (in thousands):

                                     March 31,      December 31,
                                       1998            1997
                                     --------       -----------

Land, buildings and improvements    $ 61,143         $ 61,155
Machinery and equipment              244,719          235,349
                                     -------          -------
                                     305,862          296,504
Accumulated depreciation            (139,008)        (132,948)
                                     -------          -------
     Property, Plant and
       Equipment - net              $166,854         $163,556
                                     =======         ========

4.  Borrowings

     As of March 31, 1998, the Company had $161.0 million of borrowings under its revolving line of credit ("Line of Credit"). The Line of Credit allows the Partnership to borrow $225 million, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing, through December 13, 2001. As of March 31, 1998, $64 million remained available for borrowing under the Line of Credit. As of April 3, 1998, $125 million of borrowings on the Line of Credit were repaid.

5.  Subsequent Events

     On April 17, 1998, the fifth and final Unit Value Target ("UVT") was achieved under the Company's Long-Term Incentive Plan and the Key Employee Long-Term Incentive Plan (collectively, the "Plans"). Total compensation expense with respect to the achievement of this UVT will be $9.7 million, of which $8.8 million will be recognized in the second quarter of 1998. The remaining compensation expense will be recognized over the remaining performance period under the Plans ending December 31, 1998.

     On April 21, 1998, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.57 per Unit for the first quarter of 1998. Total distributions will equal approximately $35.5 million (including $9.1 million to the General Partner) and will be paid on May 28, 1998 to Unitholders of record on May 15, 1998.

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

Current Market Conditions

     Prices for domestic logs (primarily Douglas-fir) in the Cascades Region have declined compared to the first quarter of 1997 and the fourth quarter of 1997 primarily due to declining lumber prices and excess supply. The supply of logs in the domestic market has increased due to the diversion of export quality logs to the U.S. market as a result of a weak Japanese economy. Domestic log prices in the Rocky Mountain Region have remained relatively flat from those experienced in the first quarter of 1997. Pulp log and chip prices in the Rocky Mountain Region have improved modestly compared to the first quarter of 1997 primarily due to declining chip inventories. First quarter domestic and pulp log prices in the Southern Region improved significantly (over 15%) compared to first quarter 1997 prices and were comparable to fourth quarter 1997 prices. The improvement over first quarter 1997 prices was primarily due to a regional log supply shortage as a result of weather-related harvesting curtailments.

     Export log prices for the first quarter of 1998 were significantly (approximately 25%) below first quarter 1997 prices due to weak demand in Japan and an abundant supply of logs. The Japanese demand for logs remains weak due to a stagnant domestic economy, which has resulted in unusually low housing starts and low consumer confidence. Additionally, there remains a steady supply of lower cost substitutes from global sources including Russian logs and Scandinavian and Canadian lumber.

     First quarter 1998 industry composite indices for lumber prices were 16% lower than first quarter of 1997 primarily due to excess supply. First quarter 1998 demand for lumber has remained extremely strong due to a robust U.S. economy, high consumer confidence, low interest rates, steady job growth, and a low
inventory of unsold houses.   Additionally, housing starts during
the first quarter of 1998 were 9% above the first quarter of 1997. However, due to an excess supply of lumber, prices have been under downward pressure since the third quarter of 1997. North American lumber supply increased approximately 3% in 1997 and is expected to decline only slightly in 1998. Board prices in the repair and remodel markets have also been under downward pressure since the third quarter of 1997. First quarter 1998 board prices have declined from the prior year first quarter primarily due to increased imports from European producers as a result of weak Japanese markets and increased production from domestic producers due to declining dimension lumber prices.

     First quarter 1998 industry composite indices for structural panel prices were comparable to first quarter 1997 and fourth quarter 1997 prices; however, commodity plywood prices have declined slightly from first quarter 1997 levels. The downward price pressure is due to continued OSB capacity expansion. OSB production set another record in 1997 and has now captured 46% of the North American Structural Panel market, up from 41% of the market in 1996. This trend is expected to continue as additional OSB capacity comes on line.

     First quarter 1998 MDF prices decreased by 10% compared to the prior year first quarter and were slightly lower than fourth quarter 1997 prices. Despite improving demand for MDF, prices were under downward pressure in the first quarter due to excess supply. The North American supply of MDF continues to increase primarily due to the construction of new capacity (four new facilities are expected to begin operations in 1998), better operating performance by newer mills, and the diversion of MDF into U.S. markets and away from weak Asian markets.

RESULTS OF OPERATIONS

First Quarter 1998 Compared to First Quarter 1997

     The following table compares operating income by segment for the quarters ended March 31, 1998 and 1997.

                         Operating Income by Segment

                                        Quarter Ended March 31,
                                        ----------------------
                                            (In Thousands)
                                        1998             1997
                                        ----             ----
Resources Segment.................   $ 32,767          $ 39,099
Manufacturing Segment.............      6,104            11,725
Other Costs and Eliminations......     (2,830)           (7,602)
                                      --------          --------
     Total                           $ 36,041          $ 43,222
                                      ========          ========

     Resources Segment revenues decreased by $8.4 million, or 9%, to $86.0 million for the quarter ended March 31, 1998, compared to $94.4 million for the quarter ended March 31, 1997. This decrease was primarily due to lower export log sales volume, a decline in Rocky Mountain Region log sales volume and a $2.0 million decrease in land sales revenue, offset in part by higher Southern Region sawlog prices and increased Cascades Region domestic log sales volume. Export log sales volume decreased by approximately 60% compared to the first quarter of 1997 primarily due to the diversion of lower quality export logs to the domestic market as a result of the depressed Japanese economy. Log sales volume in the Rocky Mountain Region decreased by approximately 7% compared to the first quarter of 1997 primarily due to favorable harvesting conditions during the first quarter of 1997 which allowed the Company to build internal mill log inventories. Southern Region sawlog prices increased by approximately 17% compared to the first quarter of 1997 primarily due to record rainfall during the first quarter of 1998 which severely restricted harvesting activities throughout the region. Domestic log sales volume in the Cascades Region increased by approximately 20% compared to the first quarter of 1997 primarily due to the diversion of export quality logs to the domestic market and favorable harvesting conditions.

     Resources Segment operating income was 38% and 41% as a percentage of revenues for the quarters ended March 31, 1998 and 1997, respectively. The decrease was primarily due to a 26% decrease in export log sales prices, a 12% decrease in Cascades Region domestic log sales prices, and lower land sales. Resources Segment costs and expenses decreased by $2.0 million, or 4%, to $53.3 million for the quarter ended March 31, 1998, compared to $55.3 million for the quarter ended March 31, 1997. This decrease was primarily due to lower export and Rocky Mountain Region domestic log sales volume, offset in part by 7% higher log and haul costs in the Rocky Mountain Region due primarily to more costly logging methods required in the areas harvested.

     Manufacturing Segment revenues increased by $0.7 million, or 1%, to $119.6 million for the quarter ended March 31, 1998, compared to $118.9 million for the quarter ended March 31, 1997. This increase was primarily due to higher Northwest plywood, lumber, and MDF sales volumes, and higher Northwest plywood sales prices, offset in part by lower Northwest lumber sales prices. Northwest plywood sales volume increased by 8% compared to the prior year first quarter primarily due to increased production that resulted from capital improvements and additional production shifts. Northwest lumber sales volume increased by 3% compared to the prior year first quarter primarily due to increased production resulting from additional production shifts.
Northwest MDF sales volume increased by 14% compared to the prior year first quarter. Northwest plywood prices increased by 4% compared to first quarter 1997 primarily due to the increased percentage of higher-value products manufactured. Northwest lumber prices decreased by 12% compared to the prior year first quarter primarily due to excess supply. The supply of lumber increased due to increased production by manufacturers in all major producing regions in North America and increased imports of common boards from European producers.

     Manufacturing Segment operating income was 5% and 10% as a percentage of revenues for the quarters ended March 31, 1998 and 1997, respectively. The decrease is primarily due to a 12% decline in Northwest lumber sales prices and a 14% increase in log costs in the Company's Southern Region lumber mills. Log costs increased primarily due to a weather-related log shortage. Manufacturing Segment costs and expenses increased by $6.3 million, or 6%, to $113.5 million for the quarter ended March 31, 1998, compared to $107.2 for the quarter ended March 31, 1997. This increase was primarily due to higher Northwest plywood, lumber, and MDF sales volumes, and higher Southern Region log costs.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $2.8 million in the first quarter of 1998, compared to $7.6 million in the first quarter of 1997. The variance of $4.8 million is primarily due to intercompany log profit elimination. The profit on intercompany log sales is deferred (eliminated) until Manufacturing converts existing log inventories into finished products and sells them to third parties (at which time intercompany profit is released). During the first quarter of 1998, intercompany log profit of $3.4 million was released while $0.7 million of intercompany log profit was eliminated in the first quarter of 1997. The increase in operating income due to intercompany log profit is primarily due to the build-up of log inventories in the Company's Southern Region during the fourth quarter of 1997 and the subsequent processing of these logs during the first quarter of 1998 as a result of weather-related harvest restrictions during the first quarter.

     The income allocated to the General Partner increased by $0.9 million to $8.1 million for the quarter ended March 31, 1998, compared to $7.2 million for the quarter ended March 31, 1997. This increase was due to higher quarterly distributions to Unitholders. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Limited Partners. The distribution for the fourth quarter 1997, which was paid during the first quarter of 1998, was $0.55 per Unit, compared to $0.51 per Unit paid during the first quarter of 1997. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.

FINANCIAL CONDITION AND LIQUIDITY

     During the first three months of 1998, net cash provided by operating activities totaled $36.2 million compared to $51.4 million for the same period in 1997. The decrease of $15.2 million was primarily due to unfavorable working capital changes of $9.9 million and lower net income of $6.1 million. The unfavorable working capital variance was primarily due to an $11.4 million fluctuation in Other Current Assets, which was primarily due to the collection of an installment note receivable during the first quarter of 1997 related to a fourth quarter 1996 "higher and better use" land sale.

     The Partnership has an unsecured Line of Credit with a group of banks that permits the Partnership to borrow up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Line of Credit matures on December 13, 2001 and bears a floating rate of interest. As of March 31, 1998, the Partnership had $161.0 million outstanding under the Line of Credit. As of April 3, 1998, the Partnership had repaid $125.0 million of the borrowings under the Line of Credit.

     The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the amount of future indebtedness. In addition, the Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with its debt covenants as of March 31, 1998.

     The Partnership will distribute $0.57 per Unit for the first quarter of 1998. The distribution will equal $35.5 million (including $9.1 million to the General Partner), and will be paid on May 28, 1998 to Unitholders of record on May 15, 1998. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

     Cash required to meet the Company's quarterly cash distributions, capital expenditures and principal and interest payments will be significant. The General Partner expects that cash distributions will be funded from cash on hand and cash generated from operations. The General Partner anticipates that all debt service and future capital expenditures will be funded from cash on hand, cash generated from operations, and borrowings under the Line of Credit.

CAPITAL EXPENDITURES

     Capital expenditures for the first three months of 1998 totaled $12.1 million compared to $2.1 million for the same period in 1997. Total 1998 capital expenditures are expected to range between $47 million and $58 million, compared to $28.3 million expended in 1997. Planned capital expenditures for the Resources Segment in 1998 are primarily for road construction and reforestation. The Manufacturing Segment's 1998 principal capital projects include a $20.0 million investment at the Joyce, Louisiana facility in order to expand lumber operations, as well as replacements and upgrades of equipment in several of the manufacturing facilities.

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

27* Financial Data Schedule for the quarter ended March 31, 1998. See attached exhibit.


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


Date: May 8 , 1998