Form 10-Q
period 1998-06-30
PLUM CREEK TIMBER CO L P
filed 1998-08-13
CIK 849213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                        Quarter Ended June 30,
                                                   ---------------------------------
                                                       1998                1997
                                                   -------------       -------------
                                                   (In Thousands, Except Per Unit)
Revenues                                           $     171,799       $     171,962
                                                   -------------       -------------

Costs and Expenses:
      Cost of Goods Sold                                 121,124             118,226
      Selling, General and Administrative                 17,824              11,053
                                                   -------------       -------------
        Total Costs and Expenses                         138,948             129,279
                                                   -------------       -------------

Operating Income                                          32,851              42,683

Interest Expense                                         (14,603)            (15,055)
Interest Income                                              229                 202
Other Expense - Net                                       (2,226)               (454)
                                                   -------------       -------------

Income before Income Taxes                                16,251              27,376
Provision for Income Taxes                                   120                 152
                                                   -------------       -------------

Net Income                                         $      16,131       $      27,224


General Partner Interest                                   8,500               8,218
                                                   -------------       -------------

Net Income Allocable to Unitholders                $       7,631       $      19,006
                                                   =============       =============

Net Income per Unit                                $        0.17       $        0.42
                                                   =============       =============


See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L.P.
                          COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                       Six Months Ended June 30,
                                                   ---------------------------------
                                                       1998                 1997
                                                   -------------       -------------
                                                    (In Thousands, Except Per Unit)
Revenues                                           $     336,124       $     343,210
                                                   -------------       -------------

Costs and Expenses:
      Cost of Goods Sold                                 239,768             235,710
      Selling, General and Administrative                 27,430              21,595
                                                   -------------       -------------
        Total Costs and Expenses                         267,198             257,305
                                                   -------------       -------------

Operating Income                                          68,926              85,905

Interest Expense                                         (29,576)            (30,520)
Interest Income                                              467                 459
Other Expense - Net                                       (2,259)               (692)
                                                   -------------       -------------

Income before Income Taxes                                37,558              55,152
Provision for Income Taxes                                   147                 570
                                                   -------------       -------------

Net Income                                         $      37,411       $      54,582


General Partner Interest                                  16,599              15,429
                                                   -------------       -------------

Net Income Allocable to Unitholders                $      20,812       $      39,153
                                                   =============       =============

Net Income per Unit                                $        0.45       $        0.85
                                                   =============       =============


See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L.P.
                             COMBINED BALANCE SHEET
                                   (UNAUDITED)


                                                         June 30,            December 31,
                                                           1998                  1997
                                                       -------------         -------------
                                                                  (In Thousands)
ASSETS
Current Assets:
      Cash and Cash Equivalents                        $     134,140         $     135,381
      Accounts Receivable                                     34,598                28,698
      Inventories                                             47,911                58,956
      Timber Contract Deposits                                 4,935                 3,711
      Other Current Assets                                     8,150                 5,508
                                                       -------------         -------------
                                                             229,734               232,254

Timber and Timberlands - Net                                 874,186               887,694
Property, Plant and Equipment - Net                          176,289               163,556
Other Assets                                                  13,113                17,393
                                                       -------------         -------------
      Total Assets                                     $   1,293,322         $   1,300,897
                                                       =============         =============

LIABILITIES
Current Liabilities:
      Current Portion of Long-Term Debt                $      18,400         $      18,400
      Accounts Payable                                        16,143                12,990
      Interest Payable                                         9,275                 9,556
      Wages Payable                                           10,227                17,156
      Taxes Payable                                            5,742                 4,757
      Workers' Compensation Liabilities                        1,450                 1,450
      Other Current Liabilities                               17,064                 9,683
                                                       -------------         -------------
                                                              78,301                73,992

Long-Term Debt                                               565,600               584,000
Line of Credit                                               200,000               161,000
Workers' Compensation Liabilities                              7,970                 8,466
Other Liabilities                                              3,147                 3,102
                                                       -------------         -------------
      Total Liabilities                                      855,018               830,560
                                                       -------------         -------------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units                                      438,754               469,824
General Partner                                                 (450)                  513
                                                       -------------         -------------
      Total Partners' Capital                                438,304               470,337
                                                       -------------         -------------
      Total Liabilities and Partners' Capital          $   1,293,322         $   1,300,897
                                                       =============         =============


See accompanying Notes to Combined Financial Statements.

                        PLUM CREEK TIMBER COMPANY, L.P.
                        COMBINED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Six Months Ended June 30,
                                                                               ---------------------------------
                                                                                   1998                 1997
                                                                               -------------       -------------
                                                                                          (In Thousands)
Cash Flows From Operating Activities:
Net Income                                                                     $      37,411       $      54,582
Adjustments to Reconcile Net Income to
      Net Cash Provided By Operating Activities:
      Depreciation, Depletion and Amortization                                        31,876              32,538
      (Gain) Loss on Asset Dispositions - Net                                            421                (197)
      Working Capital Changes, net of effect of business acquisition:
        Accounts Receivable                                                           (5,900)             (8,983)
        Inventories                                                                   15,026              12,586
        Timber Contract Deposits and Other Current Assets                             (3,834)              5,446
        Accounts Payable                                                               3,153               3,366
        Other Accrued Liabilities                                                      1,156                (353)
        Other                                                                          3,940               1,164
                                                                               -------------       -------------
Net Cash Provided By Operating Activities                                      $      83,249       $     100,149
                                                                               -------------       -------------

Cash Flows From Investing Activities:
      Additions to Properties                                                  $     (35,955)      $      (6,840)
      Proceeds from Asset Dispositions                                                   310                 373
                                                                               -------------       -------------
Net Cash Used In Investing Activities                                          $     (35,645)      $      (6,467)
                                                                               -------------       -------------

Cash Flows From Financing Activities:
      Cash Distributions                                                       $     (69,445)      $     (65,033)
      Retirement of Long-Term Debt                                                   (18,400)            (17,400)
      Borrowings on the Lines of Credit                                              388,000             366,250
      Repayments on the Lines of Credit                                             (349,000)           (366,250)
                                                                               -------------       -------------
Net Cash Used In Financing Activities                                          $     (48,845)      $     (82,433)
                                                                               -------------       -------------

Increase (Decrease) In Cash and Cash Equivalents                                      (1,241)             11,249
Cash and Cash Equivalents:
      Beginning of  Period                                                           135,381             123,892
                                                                               -------------       -------------

      End of Period                                                            $     134,140       $     135,141
                                                                               =============       =============


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

        The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1997 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Reclassifications of certain prior period amounts have been made in order to be consistent with current period presentation.

        The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated monthly to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). However, Unitholders are required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of whether cash distributions are made. In virtually all cases, a Unitholder's 1998 cash distribution will significantly exceed the tax liability related to the Unitholder's allocated taxable income from the Partnership and Manufacturing. For tax-exempt entities, such as IRAs, most of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax-exempt entity has more than $1,000 of UBTI for a tax year, it may be required to pay federal income taxes. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities at year-end.

        Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 46,323,300 for the three and six month periods ended June 30, 1998 and 1997, respectively.


2.  REORGANIZATION

        On June 8, 1998 the Partnership announced that the Board of Directors of PC Advisory Corp. I, the ultimate general partner of the Partnership, had authorized the Partnership to seek approval from its Unitholders to convert (the "Conversion Transaction") its structure from a publicly traded Master Limited Partnership into a publicly traded Real Estate Investment Trust (the "REIT"). The Conversion Transaction is conditioned upon the approval of the holders of two-thirds of the Partnership's outstanding Units. In connection with the Conversion Transaction, the Unitholders will exchange, on a one-for-one basis, their Units for shares of common stock in the REIT. The General Partner will exchange its general partner interests in the Partnership and Manufacturing and its interest in Marketing for a 27% equity interest in the REIT and will also receive certain control rights. The solicitation of Unitholder approval of the Conversion Transaction and the exchange of shares in the REIT for the Partnership's outstanding Units will be made by means of a proxy statement/prospectus transmitted to the Partnership's Unitholders. The Partnership is currently preparing a proxy statement/prospectus and anticipates completing the Conversion Transaction by year-end. Reorganization costs are being expensed in the period incurred and are included in the "Other Expense-Net" category.


3.  INVENTORIES

        Inventories consisted of the following (in thousands):


                                  June 30,     December 31,
                                   1998             1997
                              -------------    -------------
Raw materials (logs)          $      12,615    $      29,177
Work-in-process                       7,716            6,108
Export logs                             747              715
Finished goods                       18,826           15,295
                              -------------    -------------
                                     39,904           51,295
Supplies                              8,007            7,661
                              -------------    -------------
   Total                      $      47,911    $      58,956
                              =============    =============

        Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at June 30, 1998 and December 31, 1997 was $38.6 million and $50.0 million, respectively.


4.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

        Timber and timberlands consisted of the following (in thousands):


                                                 June 30,       December 31,
                                                  1998              1997
                                              -------------     -------------
Timber and logging roads - net                $     775,689     $     789,513
Timberlands                                          98,497            98,181
                                              -------------     -------------
        Timber and Timberlands - net          $     874,186     $     887,694
                                              =============     =============


        Property, plant and equipment consisted of the following (in thousands):


                                                   June 30,          December 31,
                                                     1998                1997
                                                 -------------       -------------
Land, buildings and improvements                 $      64,319       $      61,155
Machinery and equipment                                256,886             235,349
                                                 -------------       -------------
                                                       321,205             296,504
Accumulated depreciation                              (144,916)           (132,948)
                                                 -------------       -------------
    Property, Plant and Equipment - net          $     176,289       $     163,556
                                                 =============       =============


5.  BORROWINGS

       As of June 30, 1998, the Company had $200.0 million of borrowings under its revolving line of credit ("Line of Credit"). The Line of Credit allows the Partnership to borrow $225 million, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing, through December 13, 2001. As of July 6, 1998, $130.0 million of borrowings on the Line of Credit were repaid.


6.  STOCK-BASED COMPENSATION

       In April 1998, the fifth and final target under the Company's long-term incentive plans was met. As a result, the General Partner has adopted new incentive plans with similar terms in which awards may be earned through the year ending December 31, 2003. During the second quarter, grants of 1,158,500 Unit Appreciation Rights were made to officers and key employees, which over the life of the plan could result in 1,158,500 Units being earned if all targets are met.


7.  SUBSEQUENT EVENTS

       On July 14, 1998, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.57 per Unit for the second quarter of 1998. Total distributions will equal approximately $35.5 million (including $9.1 million to the General Partner) and will be paid on August 27, 1998 to Unitholders of record on August 14, 1998.

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

CURRENT MARKET CONDITIONS

        Prices for domestic logs in the Cascades Region have declined approximately 15% compared to second quarter 1997, primarily due to an excess supply of logs. The U.S. West coast is currently experiencing an oversupply of logs due to the re-direction of export quality logs to the domestic market as a result of the economic weakness in Asia, principally Japan. Additionally, British Columbian producers have increased log shipments to the U.S. West coast due to the combination of declining lumber exports to Japan and restrictions (quota limitations under the U.S. - Canadian lumber trade agreement) on lumber imports to the U.S. Domestic log prices in the Rocky Mountain Region have declined since the second quarter of 1997, primarily due to lower lumber prices and excess supply. Log supply in the region has increased due to favorable harvesting conditions. Second quarter sawlog and pulp log prices in the Southern Region improved compared to the second quarter of 1997, primarily due to weather-related harvesting curtailments during the first quarter of 1998. However, log prices in the Southern Region were under downward pressure late in the quarter primarily due to an increased supply of logs. The supply of logs increased primarily due to extremely dry weather during the second quarter and salvage logging as a result of first quarter storms.

        Export log prices for the second quarter of 1998 were significantly (20% to 25%) below second quarter 1997 prices, primarily due to weak demand in Japan. Japanese demand remains weak due to a stagnant domestic economy, which has resulted in lower housing starts, high unemployment, a weakened Japanese yen, and low consumer confidence. Additionally, there remains a steady supply of lower cost substitutes from global sources, including Russian logs and Scandinavian and Canadian lumber.

        Second quarter 1998 industry composite indices for lumber prices were 22% below second quarter 1997 levels primarily due to excess supply. Second quarter 1998 demand for lumber has remained extremely strong due to a robust U.S. economy, high consumer confidence, low interest rates, steady job growth, and a low inventory of unsold houses. Additionally, housing starts were up 6% through May, compared to the same prior year period. However, despite the robust U.S. housing market, lumber prices have been under downward pressure since the third quarter of 1997 primarily due to excess supply as a result of weak
Asian markets. Lumber exports to Asia from the U.S. and Canada declined 31% and 48%, respectively, during the first quarter of 1998. This volume, which is now being directed to the U.S. market, represents approximately 600 MMBF, or 4% of the North American lumber supply for the period. Board prices in the repair and remodel markets have also been under downward pressure since the third quarter of 1997. Second quarter 1998 board prices declined approximately 15% compared to second quarter 1997 levels, primarily due to excess supply. As a result of weak Asian markets and the strong U.S. dollar, European board producers have been diverting a significant portion of their production to the U.S. market (first quarter 1998 volume was five times greater than in the first quarter of 1997).

        Second quarter 1998 commodity plywood prices decreased approximately 10% compared to second quarter 1997 and remained flat compared to first quarter 1998 levels, despite favorable housing starts. The price decline is primarily due to the continued capacity expansion of OSB. OSB output increased approximately 12% during the first quarter of 1998 and now accounts for nearly 48% of total North American panel production, up from 44% a year ago and 34% three years ago.

        Second quarter 1998 MDF prices increased by 3% compared to second quarter 1997 and first quarter 1998 prices. The modest upward price pressure is due primarily to strong seasonal demand and longer than expected start-up times for new MDF plants. Demand continues to increase at a rate of approximately 15% per year, with the largest growth occurring in applications that require high-quality panels, such as molding, kitchen cabinets and store fixtures.

IMPACT OF THE YEAR 2000 ISSUE

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculation in the year 2000 when using date sensitive software. During the first quarter of 1997, the Company adopted a Year 2000 Plan to identify and address both internal and external Year 2000 Issues. Pursuant to the Company's Year 2000 Plan, all necessary modifications to the Company's internal systems are scheduled to be completed in the second quarter of 1999.

        The Company has analyzed the potential impacts from third parties' failures to address their Year 2000 Issues. The Company has requested, and continues to pursue, certification from various vendors that their software is, or will be, functional in the year 2000. For those vendors who have not been willing to demonstrate or certify Year 2000 compliance, the Company is conducting testing and, if necessary, replacing those vendors.

        Based on the Company's assessments, Year 2000 Issues are not expected to have a material impact on the Company's financial position, results of operations or liquidity. The Company expects to be Year 2000 compliant in the second quarter of 1999. Any unforeseen contingencies are expected to be non-material and would be addressed on a case by case basis.

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

        The following table compares operating income by segment for the quarters ended June 30, 1998 and 1997.


                           Operating Income by Segment


                                           Quarter Ended June 30,
                                      --------------------------------
                                                (In Thousands)
                                          1998               1997
                                      -------------      -------------
Resources Segment ..........          $      31,229      $      29,793
Manufacturing Segment ......                  3,685             12,099
Other Costs and Eliminations                 (2,063)               791
                                      -------------      -------------
   Total ...................          $      32,851      $      42,683
                                      =============      =============


        Resources Segment revenues increased by $4.2 million, or 5%, to $80.7 million for the quarter ended June 30, 1998, compared to $76.5 million for the quarter ended June 30, 1997. This increase was primarily due to increased Cascades Region domestic log sales volume, a $2.3 million increase in land sales revenue, and higher Southern Region sawlog prices, offset in part by lower export log sales volume, lower Southern Region pulp log sales volume and lower Cascades Region domestic log prices. Cascades Region domestic log sales volume increased by approximately 70% compared to the second quarter of 1997, primarily due to the re-direction of export quality logs to the domestic market as a result of weak Asian markets and favorable harvesting conditions. Southern Region sawlog prices increased approximately 10% compared to the second quarter of 1997, primarily due to the first quarter 1998 weather-related regional log shortage. Export log sales volume decreased by approximately 25% compared to the second quarter of 1997, primarily due to low Japanese demand. Southern Region pulp log sales volume decreased by approximately 19% compared to second quarter 1997, primarily due to extensive thinning operations performed during 1997 to improve long-term growth rates. Cascades Region domestic log prices decreased by approximately 15% compared to the second quarter of 1997 levels, primarily due to an increased supply of logs.

        Resources Segment operating income was 39% as a percentage of revenues for each of the quarters ended June 30, 1998 and 1997. Resources Segment costs and expenses increased by $2.8 million, or 6%, to $49.5 million for the quarter ended June 30, 1998, compared to $46.7 million for the quarter ended June 30, 1997. This increase was primarily due to higher Cascades Region log sales volume.

        Manufacturing Segment revenues decreased by $4.4 million, or 4%, to $120.4 million for the quarter ended June 30, 1998, compared to $124.8 million for the quarter ended June 30, 1997. This decrease was primarily due to lower Northwest and Southern lumber prices, offset in part by increased Northwest lumber, plywood, and MDF sales volume. Northwest lumber prices decreased by 16% compared to the prior year second quarter, primarily due to excess supply. The supply of lumber in the U.S. increased primarily due to decreased exports to Japan and increased imports from Europe as a result of weak Asian markets. Southern lumber sales prices decreased by 13% compared to the prior year's second quarter, primarily due to excess supplies of lumber and logs. The supply of lumber has increased primarily due to the weak Asian markets, which has resulted in a greater percentage of Western species being directed to this region. The supply of logs has also increased due to extremely favorable harvesting conditions in the Southern Region. Northwest lumber sales volume increased by 3% compared to the prior year's second quarter primarily due to the acquisition of a new remanufacturing facility in Meridian, Idaho in May, 1998. Northwest plywood sales volume increased by 6% compared to the prior year's second quarter primarily due to additional shifts and improved fiber recovery. MDF sales volume increased by 13% compared to the prior year's second quarter, primarily due to an 11% increase in production as a result of operational improvements.

        Manufacturing Segment operating income was 3% and 10% as a percentage of revenues for the quarters ended June 30, 1998 and 1997, respectively. The decrease is primarily due to 16% and 13% declines in Northwest lumber and Southern lumber prices, respectively. Manufacturing Segment costs and expenses increased by $4.0 million, or 4%, to $116.7 million for the quarter ended June 30, 1998, compared to $112.7 for the quarter ended June 30, 1997. This increase was primarily due to higher sales volumes for Northwest lumber, plywood and MDF.

        Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $2.1 million in the second quarter of 1998, compared to an increase of $0.8 million in the second quarter of 1997. The variance of $2.9 million is primarily due to increased corporate overhead, offset in part by lower intercompany profit elimination. Corporate overhead increased by $5.2 million compared to the second quarter of 1997. The increase in corporate overhead is primarily due to an expense of $8.8 million recognized during the second quarter of 1998 as a result of achieving the fifth and final target under the Company's long-term incentive plans, offset in part by lower incentive compensation accruals due to lower earnings levels. The profit on intercompany log sales is deferred (eliminated) until Manufacturing converts existing log inventories into finished products and sells them to third parties (at which time intercompany profit is recognized).

        Other Expense - Net increased by $1.8 million to $2.2 million compared to $0.4 million for the second quarter of 1997. The increase is primarily due to reorganization costs associated with the proposed conversion of the Partnership to a REIT. (See Note 2 of Notes to Combined Financial Statements.) Reorganization costs consist of fees for legal, investment banking and tax consultants, as well as printing and other related costs. Reorganization costs are being expensed as incurred.

        The income allocated to the General Partner increased by $0.3 million to $8.5 million for the quarter ended June 30, 1998, compared to $8.2 million for the quarter ended June 30, 1997. This increase was primarily due to higher quarterly distributions to Unitholders. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Unitholders. The distribution for the first quarter of 1998, which was paid during the second quarter of 1998, was $0.57 per Unit, compared to $0.55 per Unit paid during the second quarter of 1997. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.



SIX MONTHS 1998 COMPARED TO SIX MONTHS 1997

        The following table compares operating income by segment for the six months ended June 30, 1998 and 1997.

                           Operating Income by Segment


                                      Six Months Ended June 30,
                                      ---------------------------
                                             (In Thousands)
                                        1998               1997
                                      --------           --------
Resources Segment ..........          $ 63,996           $ 68,892
Manufacturing Segment ......             9,789             23,824
Other Costs and Eliminations            (4,859)            (6,811)
                                      --------           --------
 Total .....................          $ 68,926           $ 85,905
                                      ========           ========


        Resources Segment revenues decreased by $4.2 million, or 2%, to $166.8 million for the six months ended June 30, 1998, compared to $171.0 million for the six months ended June 30, 1997. The decrease was primarily due to lower export log sales volume, a decline in Rockies Region log sales volume and decreased Cascades Region log sales prices, offset in part by higher Cascades Region log sales volume and increased Southern Region sawlog sales prices. Export log sales volume decreased by approximately 45% compared to the first six months of 1997, primarily due to the weak Japanese economy. Rockies Region log sales volume decreased by approximately 5% compared to the first six months of 1997, primarily due to favorable harvesting conditions during the first quarter 1997, which allowed the Company to build internal mill log inventories. Cascades Region log sales prices decreased by approximately 13% compared to the first six months of 1997, primarily due to abundant log supplies. Cascades Region logs sales volume increased by approximately 43% compared to the first six months of 1997, primarily due to the re-direction of export quality logs to domestic markets as a result of weak Asian markets and favorable harvesting conditions. Southern Region sawlog sales prices increased approximately 13% compared to the first six months of 1997, primarily due to weather-related log shortages during the first quarter of 1998.

        Resources Segment operating income was 38% and 40% as a percentage of revenues for the six months ended June 30, 1998 and 1997, respectively. The decrease is primarily due to a 25% decrease in export log sales prices and a 13% decrease in Cascades Region domestic log sales prices. Resources Segment costs and expenses increased by $0.7 million to $102.8 million for the six months ended June 30, 1998, compared to $102.1 million for the six months ended June 30, 1997.

        Manufacturing Segment revenues decreased by $3.7 million, or 2%, to $240.0 million for the six months ended June 30, 1998, compared to $243.7 million for the six months ended June 30, 1997. This decrease was primarily due to lower Northwest lumber prices, offset in part by increased Northwest plywood, lumber and MDF sales volume. Northwest lumber sales prices decreased by 14% compared to the first six months of 1997, primarily due to excess supply. The supply of lumber in the U.S. increased primarily due to decreased exports to Japan and increased imports from Europe. Northwest plywood sales volume increased by 7% compared to the first six months of 1997, primarily due to additional shifts and improved fiber recovery. Northwest lumber sales volume increased by 3% compared to the first six months of 1997, primarily due to the addition of the Meridian, Idaho remanufacturing facility in May 1998. MDF sales volume increased by 14% compared to the first six months of 1997, primarily due to increased production as a result of operational improvements.

        Manufacturing Segment operating income was 4% and 10% as a percentage of revenues for the six months ended June 30, 1998 and 1997, respectively. The decrease is primarily due to a 14% decline in Northwest lumber sales prices. Manufacturing Segment costs and expenses increased by $10.3 million, or 5%, to $230.2 million for the six months ended June 30, 1998, compared to $219.9 for the six months ended June 30, 1997. This increase was primarily due to higher sales volumes for Northwest plywood, lumber, and MDF and increased Southern Region log costs. Log costs increased primarily due to a weather-related log supply shortage during the first quarter.

        Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $4.9 million in the first six months of 1998, compared to $6.8 million in the first six months of 1997. This favorable variance of $1.9 million is primarily due to intercompany profit elimination, offset in part by higher corporate overhead. The profit on intercompany log sales is deferred (eliminated) until Manufacturing converts existing log inventories into finished products and sells them to third parties (at which time intercompany profit is recognized). During the first six months of 1998, intercompany log profit of $12.3 million was recognized, while $6.0 million was recognized during the first six months of 1997. The increase in operating income due to intercompany log profit is primarily due to the build-up of log inventories in the Company's Southern Region during the fourth quarter of 1997 and the subsequent processing of these logs during the first quarter of 1998 as a result of weather-related harvest restrictions during the first quarter of 1998. Corporate overhead increased by $4.7 million compared to the first six months of 1997. The increase in corporate overhead is primarily due to an expense of $8.8 million recognized during the second quarter of 1998 as a result of achieving the fifth and final target under the Company's long-term incentive plans, offset in part by lower incentive compensation accruals due to lower earnings levels.

       Other Expense - Net increased by $1.6 million to $2.3 million compared to $0.7 million for the first six months of 1997. The increase is primarily due to reorganization costs associated with the proposed conversion of the Partnership to a REIT. (See Note 2 of Notes to Combined Financial Statements.) Reorganization costs consist of fees for legal, investment banking and tax consultants, as well as printing and other related costs. Reorganization costs are being expensed as incurred.

       The income allocated to the General Partner increased by $1.2 million to $16.6 million for the six months ended June 30, 1998, compared to $15.4 million for the six months ended June 30, 1997. This increase was primarily due to higher quarterly distributions to Unitholders. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Unitholders, which was $1.12 per Unit during the first six months of 1998, compared to $1.06 per Unit during the first six months of 1997. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.


FINANCIAL CONDITION AND LIQUIDITY

       During the first six months of 1998, net cash provided by operating activities totaled $83.2 million compared to $100.1 million for the same period in 1997. The decrease of $16.9 million was primarily due to a decrease in net income of $17.2 million. Additionally, there was an unfavorable working capital variance of $2.5 million for the first six months of 1998 compared to the same prior year period consisting primarily of a decrease of Other Current Assets, offset in part by an increase in Other Accrued Liabilities. Other Current Assets decreased primarily due to the collection of a $9.9 million installment note receivable in the first quarter of 1997 related to a fourth quarter 1996 "higher and better use" land sale. Other Accrued Liabilities increased primarily due to the deferred funding of the fifth target of the Company's long-term incentive plans. The related funding of $9.8 million is expected to take place after the second quarter of 1998 but prior to the distribution date (first quarter of 1999).

       The Partnership has an unsecured Line of Credit that permits the Partnership to borrow up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Line of Credit matures on December 13, 2001 and bears a floating rate of interest. As of June 30, 1998, the Partnership had $200.0 million outstanding under the Line of Credit. As of July 6, 1998, the Partnership had repaid $130.0 million of the borrowings under the Line of Credit.

       The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the amount of future indebtedness. In addition, the Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with its debt covenants as of June 30, 1998.

        The Company has begun discussions with its lenders in order to explore obtaining certain consents in connection with the Conversion Transaction. Management believes that the outcome of such discussions will not be material to the Company's financial position, results of operations or liquidity.

        The Partnership will distribute $0.57 per Unit for the second quarter of 1998. The distribution will equal $35.5 million (including $9.1 million to the General Partner), and will be paid on August 27, 1998 to Unitholders of record on August 14, 1998. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

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


CAPITAL EXPENDITURES

       Capital expenditures for the first six months of 1998 totaled $36.0 million compared to $6.8 million for the same period in 1997. Total 1998 capital expenditures are expected to be approximately $58 million, compared to $28.3 million in 1997. Planned capital expenditures for the Resources Segment in 1998 are primarily for road construction and reforestation. The Manufacturing Segment's 1998 principal capital projects include a $20.0 million investment at the Joyce, Louisiana facility to expand lumber operations, the acquisition in May 1998 of a remanufacturing facility in Meridian, Idaho for $9.4 million (which includes $4.0 million of working capital), as well as equipment upgrades in several of the manufacturing facilities.


OTHER INFORMATION

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities. The implementation of FAS 133 is required for financial statements issued for periods beginning after June 15, 1999; earlier application is permitted. Management is currently evaluating the requirements of FAS 133; however it is not expected to have a material impact on the presentation of the Company's financial statements.


FEDERAL AND STATE REGULATIONS

        THREATENED AND ENDANGERED SPECIES. As discussed more fully in the Partnership's Form 10-K for the year ended December 31, 1997, the activities of the Partnership are subject to various federal and state environmental laws and regulations. Among these laws, the Endangered Species Act ("ESA") protects species threatened with possible extinction. A number of species indigenous to the Partnership's timberlands have been listed as threatened or endangered or have been proposed or are candidates for such status under the ESA, including the northern spotted owl, marbled murrelet, gray wolf, red cockaded woodpecker, mountain caribou, grizzly bear, bald eagle, bull trout and various salmon species. As a result, the Partnership's activities in or adjacent to the habitat of such species may be subject to restrictions relating to the harvesting of timber and the construction of roads.

       As first reported in the Partnership's Form 10-Q for the second quarter of 1997, on June 13, 1997 the United States Fish and Wildlife Service ("USFWS") proposed a rule to list certain population segments of the bull trout under the ESA. Bull trout are present in numerous streams and rivers which flow across the Partnership's lands in Montana, Idaho and Washington. On July 10, 1998, the USFWS listed certain population segments of the bull trout as threatened under the ESA. As a result of this listing, timber harvesting and road building in and adjacent to riparian areas could be subject to additional regulation. The Partnership is unable at this time to predict the nature or scope of any land management restrictions that might be required to protect the bull trout.

       The Partnership is currently working with the USFWS and the National Marine Fisheries Service to develop a habitat conservation plan for bull trout and other native fish species that, if approved, would result in the issuance of a permit authorizing forest practices consistent with the plan. Although discussions are underway, the Partnership is unable to predict whether any such agreement will ultimately be entered into or what the terms of any such agreement would be.

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

PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               There is no pending or threatened litigation involving the Company which the General Partner believes would have a material adverse effect on the financial position, the results of operations or liquidity of the Company.

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

10.8* Long-term Incentive Plan, Plum Creek Management Company, L.P. See attached exhibit.

27* Financial Data Schedule for the quarter ended June 30, 1998. See attached exhibit.


(b)     REPORTS ON FORM 8-K

        The Partnership filed a current report on Form 8-K dated April 17, 1998, in which it reported the achievement and related expense of the fifth and final target under the Partnership's long-term incentive plans for its executives and other key employees.

        The Partnership filed a current report on Form 8-K dated June 5, 1998, in which it reported the Partnership's plan to convert from a publicly traded Master Limited Partnership to a publicly traded Real Estate Investment Trust.

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



                              PLUM CREEK TIMBER COMPANY, L.P.
                                      (Registrant)


                              By: Plum Creek Management Company, L.P.
                                    as General Partner


                                 By:       /s/ Diane M. Irvine
                                    --------------------------------------------
                                     DIANE M. IRVINE
                                     Vice President and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)




Date: August 13, 1998