Form 10-Q
period 1998-09-30
PLUM CREEK TIMBER CO L P
filed 1998-11-13
CIK 849213

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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
                       (UNAUDITED)

                                    Quarter Ended September 30,
                                   -----------------------------
                                        1998              1997
                                        ----              ----
                                  (In Thousands, Except Per Unit)
Revenues..........................  $  174,476         $ 198,663
                                     ---------          --------

Costs and Expenses:
  Cost of Goods Sold..............     131,851           135,024
  Selling, General and
    Administrative................      10,524            15,973
                                     ---------          --------
      Total Costs and Expenses....     142,375           150,997
                                     ---------          --------

Operating Income..................      32,101            47,666

Interest Expense..................     (14,859)          (14,991)
Interest Income...................         433               328
Reorganization Costs..............      (1,222)               -
Other Expense - Net...............         (37)             (238)
                                     ---------          --------

Income before Income Taxes........      16,416            32,765
Provision for Income Taxes........         374               (36)
                                     ---------          --------

Net Income........................  $   16,042         $  32,801

General Partner Interest..........       8,498             8,329
                                     ---------          --------

Net Income Allocable to
Unitholders.......................  $    7,544         $  24,472
                                    ==========         =========


Net Income per Unit...............  $     0.16         $    0.52
                                    ==========         =========

See accompanying Notes to Combined Financial Statements




               PLUM CREEK TIMBER COMPANY, L.P.
                COMBINED STATEMENT OF INCOME
                       (UNAUDITED)

                                  Nine Months Ended September 30,
                                  ------------------------------
                                        1998              1997
                                        ----              ----
                                  (In Thousands, Except Per Unit)
Revenues..........................  $  510,600         $ 541,873
                                     ---------          --------

Costs and Expenses:
  Cost of Goods Sold..............     371,619           370,734
  Selling, General and
    Administrative................      37,954            37,568
                                     ---------          --------
      Total Costs and Expenses....     409,573           408,302
                                     ---------          --------

Operating Income..................     101,027           133,571

Interest Expense..................     (44,435)          (45,511)
Interest Income...................         900               787
Reorganization Costs..............      (2,970)               -
Other Expense - Net...............        (548)             (930)
                                     ---------          --------

Income before Income Taxes........      53,974            87,917
Provision for Income Taxes........         521               534
                                     ---------          --------

Net Income........................  $   53,453         $  87,383

General Partner Interest..........      25,097            23,758
                                     ---------          --------

Net Income Allocable to
Unitholders.......................  $   28,356         $  63,625
                                    ==========         =========


Net Income per Unit...............  $     0.61         $    1.37
                                    ==========         =========

See accompanying Notes to Combined Financial Statements





                        PLUM CREEK TIMBER COMPANY, L. P.
                             COMBINED BALANCE SHEET

                                 (UNAUDITED)


                                      September 30,  December 31,
                                          1998           1997
                                          ----           ----
                                             (In Thousands)
ASSETS
Current Assets:
  Cash and Cash Equivalents....... $  127,629          $ 135,381
  Accounts Receivable.............     33,561             28,698
  Inventories.....................     53,625             58,956
  Timber Contract Deposits........      3,142              3,711
  Other Current Assets............      6,999              5,508
                                     ---------          --------
                                      224,956            232,254

Timber and Timberlands - Net......    865,801            887,694
Property, Plant and
  Equipment - Net.................    180,421            163,556
Other Assets......................     12,678             17,393
                                     ---------          --------
     Total Assets................. $1,283,856        $ 1,300,897
                                    ==========       ===========

LIABILITIES

Current Liabilities:
  Current Portion of
  Long-Term Debt..................  $  18,400          $  18,400
  Accounts Payable................     19,740             12,990
  Interest Payable................     16,482              9,556
  Wages Payable...................     10,098             17,156
  Taxes Payable...................      7,669              4,757
  Workers' Compensation
    Liabilities...................      1,450              1,450
  Other Current Liabilities.......     15,699              9,683
                                     ---------          --------
                                       89,538             73,992

Long-Term Debt....................    565,600            584,000
Lines of Credit...................    200,000            161,000
Workers' Compensation Liabilities.      7,518              8,466
Other Liabilities.................      2,311              3,102
                                     ---------          --------
  Total Liabilities...............    864,967            830,560
                                     ---------          --------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners..................    419,894            469,824
General Partner...................     (1,005)               513
                                     ---------          --------
  Total Partners' Capital.........    418,889            470,337
                                     ---------          --------
  Total Liabilities and
    Partners' Capital............. $1,283,856         $1,300,897
                                    ==========       ===========

See accompanying Notes to Combined Financial Statements









                    PLUM CREEK TIMBER COMPANY, L. P.
                     COMBINED STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                  Nine Months Ended September 30,
                                  ------------------------------
                                        1998              1997
                                        ----              ----
                                             (In Thousands)
Cash Flows From Operating Activities:
Net Income........................  $   53,453         $  87,383
Adjustments to Reconcile
Net Income to
  Net Cash Provided
   By Operating Activities:
   Depreciation, Depletion
     and Amortization.............      50,304            51,688
   (Gain)Loss on Asset
     Dispositions - Net...........         444              (200)
   Working Capital Changes, net of
     effect of business acquisition:
     Accounts Receivable..........      (4,863)          (11,081)
     Inventories..................       9,312             1,461
     Timber Contract Deposits and
       Other Current Assets.......        (890)           10,548
     Accounts Payable.............       6,750             6,070
     Other Accrued Liabilities....       8,796            10,996
   Other..........................       3,361              (167)
                                     ---------          --------
Net Cash Provided By
  Operating Activities............  $  126,667         $ 156,698
                                     ---------          --------

Cash Flows From Investing Activities:
  Additions to Properties.........  $  (50,916)        $ (14,205)
  Proceeds from Asset Dispositions         800               375
                                     ---------          --------
Net Cash Used In Investing
  Activities......................  $  (50,116)        $ (13,830)
                                     ----------         --------
Cash Flows From Financing Activities:
  Cash Distributions..............  $ (104,903)        $ (99,020)

  Retirement of Long-Term Debt....     (18,400)          (17,400)
  Borrowings on Lines of Credit...     550,000           637,500
  Repayments on Lines of Credit...    (511,000)         (637,500)
                                     ---------          --------
Net Cash Used In Financing
  Activities......................  $  (84,303)        $(116,420)
                                     ---------          --------

Increase (Decrease) In Cash
  and Cash Equivalents............      (7,752)           26,448
Cash and Cash Equivalents:
  Beginning of Period.............     135,381           123,892
                                     ---------          --------
  End of Period...................  $  127,629       $   150,340
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

     The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated monthly to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). However, Unitholders are required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of whether cash distributions are made. In virtually all cases, a Unitholder's 1998 cash distribution will significantly exceed the tax liability related to the Unitholder's allocated taxable income from the Partnership and Manufacturing. For tax-exempt entities, such as IRAs, most of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax-exempt entity has more than $1,000 of UBTI for a tax year, it may be required to pay federal income taxes. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities as of the balance sheet date.

     Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Company net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 46,323,300 for the three and nine month periods ended September 30, 1998 and 1997, respectively.


2.  REORGANIZATION

     On June 8, 1998 the Partnership announced that the Board of Directors of PC Advisory Corp. I ("Advisory Corp"), the ultimate general partner of the Partnership, had authorized the Partnership to seek approval from its Unitholders to convert (the "Conversion Transaction") its structure from a publicly traded
Master Limited Partnership into a publicly traded Real Estate Investment Trust (the "REIT"). The Conversion Transaction is conditioned upon the approval of the holders of two-thirds of the Partnership's outstanding Units. In connection with the Conversion Transaction, the Unitholders will exchange, on a one-for-one basis, their Units for shares of common stock in the REIT. The General Partner will exchange its general partner interest in the Partnership and Manufacturing and its interest in Marketing for a 27% equity interest in the REIT and will also receive certain control rights. The solicitation of Unitholder approval of the Conversion Transaction and the exchange of shares in the REIT for the Partnership's outstanding Units will be made by means of a proxy statement/prospectus provided to the Unitholders. The Partnership is currently preparing a proxy statement/prospectus and anticipates completing the Conversion Transaction by the early part of 1999. Reorganization costs are being expensed in the period incurred and are reflected as a separate line item in the financial statements.

     On September 11, 1998, a Unitholder, individually and as a purported representative of all Unitholders as of June 8, 1998 (the "Plaintiff'), filed a purported class action lawsuit (the "Action") in the Court of Chancery in the State of Delaware against the Partnership, the General Partner and Advisory Corp (the "Plum Creek Defendants"), alleging that the General Partner's receipt of a 27% equity interest in the REIT violates the General Partner's and Advisory Corp's fiduciary duties to the Unitholders. The Plaintiff seeks (i) to certify the Action as a class action on behalf of all Unitholders of record as of June 8, 1998, with the Plaintiff designated class representative, (ii) to enjoin the Plum Creek Defendants from submitting the Conversion Transaction for Unitholder approval without providing for (a) separate votes concerning conversion to a REIT and the General Partner's receipt of a 27% equity interest in the REIT and (b) an evaluation by independent financial advisors, and (iii) damages, costs and expenses incurred in the Action, including an award of reasonable attorneys' fees and expenses. The Plum Creek Defendants dispute the Plaintiff's allegations and intend to defend themselves vigorously and to proceed with the Unitholders' meeting.


3.  INVENTORIES

     Inventories consisted of the following (in thousands):


                                  September 30,   December 31,
                                      1998           1997
                                   ----------     -----------
Raw materials (logs)               $ 21,288       $ 29,177
Work-in-process                       6,902          6,108
Finished goods                       16,987         15,295
Export logs                             303            715
                                     ------         ------
                                     45,480         51,295

Supplies                              8,145          7,661
                                     ------         ------
     Total                         $ 53,625       $ 58,956
                                    =======        =======

     Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at September 30, 1998 and December 31, 1997 was $44.2 million and $50.0 million, respectively.


4.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

     Timber and timberlands consisted of the following (in thousands):

                                  September 30,   December 31,
                                      1998           1997
                                   -----------    -----------

Timber and logging roads - net    $ 767,107        $ 789,513
Timberlands                          98,694           98,181
                                    -------          -------
     Timber and Timberlands - net $ 865,801        $ 887,694
                                    =======          =======

     Property, plant and equipment consisted of the following (in thousands):

                                   September 30,  December 31,
                                       1998           1997
                                   ------------   -----------

Land, buildings and improvements  $  64,593        $ 61,155
Machinery and equipment             266,753         235,349
                                    -------         -------
                                    331,346         296,504
Accumulated depreciation           (150,925)       (132,948)
                                    -------         -------
     Property, Plant and
       Equipment - net            $ 180,421        $163,556
                                    =======        ========

5.  BORROWINGS

     As of September 30, 1998, the Company had $200.0 million of borrowings under its revolving line of credit ("Line of Credit"). Subject to customary covenants, the Line of Credit allows the Partnership to borrow from time to time up to $225 million, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing, through December 13, 2001. As of September 30, 1998, the Company had no outstanding standby letters of credit. As of October 2, 1998, $125.0 million of borrowings on the Line of Credit were repaid. See Note 7 of Notes to Combined Financial Statements for new indebtedness incurred subsequent to September 30, 1998.


6.  STOCK-BASED COMPENSATION

     On April 17, 1998, the fifth and final targets under the Company's 1994 long-term incentive plans were met. As a result, the General Partner has adopted new incentive plans with similar terms in which awards may be earned through the year ending December 31, 2003. During the second quarter of 1998, grants of 1,158,500 Unit Appreciation Rights were made to officers and key employees which over the life of the plan could result in 1,158,500 Units being earned if all targets were met.


7.  SUBSEQUENT EVENTS

     On October 13, 1998, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.57 per Unit for the third quarter of 1998. Total distributions will equal approximately $35.5 million (including $9.1 million to the General Partner) and will be paid on November 24, 1998 to Unitholders of record on November 13, 1998.

     On November 12, 1998, the Partnership acquired 905,000 acres of forest lands in central Maine (the "Maine Timberland Acquisition") from S.D. Warren Company, a Pennsylvania corporation, for a purchase price of $180 million. As part of the acquisition, the Partnership will enter into a long-term fiber supply agreement to supply fiber to S.D. Warren Company's paper facility in Skowhegan, Maine, at prevailing market prices.

     The acquisition was financed with approximately $3 million in cash and the balance with unsecured promissory notes that were issued to the seller. The notes have an average maturity of 10 years with an expected average interest rate ranging from 7% to 8%.

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

RECENT DEVELOPMENTS

     Maine Timberland Acquisition
     ----------------------------

     On November 12, 1998, the Partnership acquired 905,000 acres of forest lands in central Maine (the "Maine Timberland Acquisition") from S.D. Warren Company, a Pennsylvania corporation, for a purchase price of $180 million. The purchase price was determined through arm's length negotiations. As part of the acquisition, the Partnership will enter into a long-term fiber supply agreement to supply fiber to S.D. Warren Company's paper facility in Skowhegan, Maine, at prevailing market prices.

     The acquisition was financed with approximately $3 million in cash and the balance with unsecured promissory notes that were issued to the seller. The notes have an average maturity of 10 years with an expected average interest rate ranging from 7% to 8%. See Financial Condition and Liquidity and Note 7 of Notes to Combined Financial Statements.

     Stone Container - Mill Shutdown
     -------------------------------

     On October 23, 1998, the Partnership was notified by Stone Container Corporation ("Stone") that it would be shutting down its Frenchtown linerboard plant in Montana for approximately 30 days and, as a result, it would not be purchasing wood chips during this shutdown. Press releases issued by Stone indicated that the shutdown was in response to global oversupply of paper. The Partnership does not believe that, under the terms of its long-term supply agreement with Stone, Stone has the right to refuse to purchase the Partnership's wood chips during this shutdown. The Partnership has submitted the matter to arbitration and intends to vigorously assert its rights under the supply agreement. However, the Partnership's operating income for the fourth quarter of 1998 could be reduced by up to approximately $2.0 million if Stone is excused from purchasing the Partnership's wood chips during the shutdown.

CURRENT MARKET CONDITIONS

     Prices for domestic logs in the Cascades Region have declined approximately 18% compared to third quarter 1997. The downward price pressure is primarily due to weak lumber prices and an excess supply of logs. Excess supply continues as a result of the re-direction of export quality logs to the domestic market resulting from the economic crisis in Asia. Additionally, third quarter 1998 prices in the Cascades Region were approximately 13% below second quarter 1998 prices primarily due to the weather-related seasonal increase in harvesting activity and the seasonal decline in lumber demand. Domestic log prices in the Rocky Mountain Region have declined modestly since the third quarter of 1997 and second quarter of 1998 primarily due to weak lumber prices and an excess supply of logs as a result of the Asian economic crisis. Third quarter sawlog and pulp log prices in the Southern Region have declined compared to the third quarter of 1997 and the second quarter of 1998 primarily due to improved harvesting conditions and weak lumber prices.

     Export log prices for the third quarter of 1998 declined approximately 15% compared to the third quarter 1997, but increased slightly over second quarter 1998 prices. The decline from the prior year is primarily due to Japan's stagnant domestic economy, which has resulted in lower housing starts, higher unemployment, and low consumer confidence. Third quarter 1998 prices improved slightly over second quarter 1998 prices primarily due to low inventories on the West coast and in Japan as a result of weather-related harvesting curtailments in the Pacific Northwest. Additionally, Japanese inventories were impacted by a decline in Russian exports as a result of Russia's economic turmoil.

     Third quarter 1998 industry composite indices for lumber prices were 17% below third quarter 1997, primarily due to the worldwide excess supply of lumber. Despite declining lumber prices, the demand for lumber remains extremely strong, with housing starts for the first nine months of 1998 approximately 9% above starts for the same period in 1997. However, due to weak Asian markets, the U.S. supply of lumber continues to increase. During the first six months of 1998, the supply of lumber in the U.S increased by approximately 2% compared to the same period in the prior year, primarily due to a rise in lumber imports and a sharp decline in lumber exports. Furthermore, lumber imports from Canada are now expected to exceed the duty-free quota as a result of the weak Asian markets, a strong U.S dollar, and declining log prices. Additionally, third quarter board prices in the repair and remodel markets have declined approximately 15% compared to third quarter 1997 prices, primarily due to excess supply. European lumber producers are now exporting into the U.S. markets approximately three times the volume (155 MMBF or 20% of the U.S. board market) they exported in 1997 as a result of weak Asian markets.

     Third quarter 1998 commodity plywood prices increased approximately 4% compared to third quarter 1997 and approximately 22% compared to second quarter 1998. The price increase is primarily due to significant increases in OSB prices, seasonal increase in demand and several announced mill closures. However, by the end of the third quarter, OSB prices had retreated to second quarter levels and, as a result, commodity plywood prices were under downward pressure. Specialty grade plywood prices strengthened during the third quarter of 1998, and prices remain firm.

     Third quarter 1998 MDF prices increased modestly compared to the third quarter of 1997 and second quarter 1998 prices. The upward price pressure continues to be primarily due to strong demand and longer than expected start-up times for new capacity. Demand continued to grow at approximately 15% per year, with demand seasonally the strongest during the second and third quarters.

IMPACT OF THE YEAR 2000 ISSUE

     Overview of Plan
     ----------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculation in the year 2000 when using date sensitive software. During the first quarter of 1997, the Company adopted a Year 2000 Plan to identify and address both internal and external Year 2000 issues. The Year 2000 Plan addresses information technology systems, process control systems and embedded chips used in its manufacturing operations, and key business relationships.

     Pursuant to the Plan, the Company completed a company-wide assessment of its information technology systems in 1997 to determine the impact of the Year 2000 issue. Most of the necessary revisions to the systems and processes will be completed by year-end 1998, with complete testing and verification of the systems and processes for Year 2000 compliance during 1999. Based on the Company's assessments, Year 2000 Issues are not expected to have a material impact on the Company's financial position, results of operations or liquidity.

     Assessment of Company's State of Readiness
     ------------------------------------------

     Over the last five years the Company has replaced many of its business computer systems in order to realize cost savings and process improvements. A majority of these replacements, all of which are year 2000 compliant, were completed prior to the company-wide Year 2000 Issue assessment, and the related costs have been capitalized. In 1999, the replacement of the payroll and human resources systems, which are Year 2000 compliant, will be completed at an estimated cost of $300,000 for 1998 and $110,000 for 1999. These costs will also be capitalized. Currently, the payroll and human resources system replacement is 70% complete.

     The Company's log accounting systems have required program modifications to achieve Year 2000 readiness. The program modifications and testing will be completed in early 1999 at a cost of $28,000 for 1998 and $7,000 for 1999. Company programmers are performing all remediation efforts and the costs will be expensed as incurred. Currently, the log accounting systems modifications and testing are 80% complete.

     Earlier this year, the Company completed an inventory of the process control systems and embedded chips used in its manufacturing operations and identified the systems that could be subject to Year 2000 problems. The systems used in the lumber and plywood operations will require minimal changes, while the MDF systems will require the replacement of certain process control software. The modifications and testing of the manufacturing control systems will be completed in 1999 at a cost of $33,000 for 1998 and $132,000 for 1999. These costs will be expensed as incurred. Currently, the modifications and testing of the manufacturing process control systems is 60% complete.

     As part of the Company's Year 2000 Plan, service providers, vendors, suppliers and customers that are critical to the Company's operations ("Key Business Partners") have been notified and steps are being undertaken to determine their stage of Year 2000 readiness through questionnaires, interviews, and other available means. The Company's efforts to determine the readiness of Key Business Partners and the potential impact on the Company's operations if such Key Business Partners are not Year 2000 compliant will be ongoing through year-end 1999.

     Risks of the Company's Year 2000 Issues
     ---------------------------------------

     The Company relies on Key Business Partners for materials and services. If such Key Business Partners fail to achieve Year 2000 compliance, it may temporarily impact the ability of the Company to operate. However, the impact of the failure of a Key Business Partner would be limited to the extent that alternate supplies of materials or services were available to meet the Company's operating requirements.

     The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in its customers' operations could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. While these events are possible, the Company's customer base is broad enough to minimize the effects of individual occurrences.

     Contingency plan
     ----------------

     The Company is working with its operating units to evaluate the need for contingency plans intended to mitigate possible business disruptions. Contingency plans may include increasing raw materials inventories, securing alternate sources of supply, or modifying production schedules. Additionally, should the Company determine that certain Key Business Partners would fail to achieve Year 2000 readiness, contingency plans will be developed.

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

     The following table compares operating income by segment for the quarters ended September 30, 1998 and 1997.

                    Operating Income by Segment

                                   Quarter Ended September 30,
                                   --------------------------
                                         (In Thousands)

                                          1998            1997
                                          ----            ----
Resources Segment.................     $ 37,854         $ 50,443
Manufacturing Segment.............        4,333           12,324
Other Costs and Eliminations......      (10,086)         (15,101)
                                        --------         --------
     Total........................     $ 32,101         $ 47,666
                                        ========         ========

     Resources Segment revenues decreased by $13.3 million, or 11%, to $107.6 million for the quarter ended September 30, 1998, compared to $120.9 million for the quarter ended September 30, 1997. This decline was primarily due to a $4.0 million decrease in land sales revenue, decreased Cascades Region export log sales volume, and lower Cascades and Rockies Region sawlog prices. The decrease in land sales revenue is primarily due to the timing of land sales throughout the year. Cascades Region export log sales volume decreased by approximately 25% compared to the third quarter of 1997, primarily due to low Japanese demand resulting from the continued weak Asian economy. Cascades and Rockies Region sawlog prices decreased approximately 18% and 4%, respectively, compared to the third quarter of 1997, primarily due to weak lumber markets and an abundant supply of logs.

     Resources Segment operating income was 35% and 42% as a percentage of revenues for the quarters ended September 30, 1998 and 1997, respectively. The decline was primarily due to decreased log sales prices in all regions and decreased land sales revenues. Resources Segment costs and expenses decreased by $0.8 million, or 1%, to $69.7 million for the quarter ended September 30, 1998, compared to $70.5 million for the quarter ended September 30, 1997.

     Manufacturing Segment revenues decreased by $12.9 million, or 10%, to $118.1 million for the quarter ended September 30, 1998, compared to $131.0 million for the quarter ended September 30, 1997. This decline was primarily due to decreased Southern plywood volume and lower Northwest and Southern lumber prices, offset in part by increased Northwest lumber volume. Southern plywood volume has decreased compared to the prior year third quarter as a result of closing the Southern plywood facility in July 1998. Northwest and Southern lumber prices have decreased by 12% and 20%, respectively, compared to the same period a year ago, primarily due to worldwide overproduction of lumber. The supply of lumber in the U.S. has increased primarily due to decreased exports to Japan and increased imports from Europe and Canada. Additionally, Southern lumber continues to experience increased competition from both Western producers and engineered wood products. Northwest lumber volume has increased 12% compared to the third quarter of 1997, primarily due to the addition of the Meridian, Idaho remanufacturing facility.

     Manufacturing Segment operating income was 4% and 9% as a percentage of revenues for the quarters ended September 30, 1998 and 1997, respectively. The decrease is primarily due to a decline in Northwest and Southern lumber prices. Manufacturing Segment costs and expenses decreased by $4.9 million, or 4%, to $113.8 million for the quarter ended September 30, 1998, compared to $118.7 for the quarter ended September 30, 1997. This decrease was primarily due to lower Southern plywood sales volume, offset in part by higher Northwest lumber sales volume.

    Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $10.1 million in the third quarter of 1998, compared to a decrease of $15.1 million in the third quarter of 1997. The variance of $5.0 million is primarily due to lower corporate overhead. Corporate overhead decreased by $4.1 million compared to the third quarter of 1997 primarily due to the expense recognized during the third quarter of 1997 as a result of achieving the fourth target under the Company's 1994 long-term incentive plans.

     Reorganization Costs are costs associated with the proposed conversion of the Partnership to a REIT. See Note 2 of Notes to Combined Financial Statements. Reorganization costs consist of fees for legal, investment banking and tax consultants, as well as printing and other related costs. Reorganization costs are being expensed as incurred.

     The income allocated to the General Partner increased by $0.2 million to $8.5 million for the quarter ended September 30, 1998, compared to $8.3 million for the quarter ended September 30, 1997. This increase was due primarily to higher quarterly distributions to Unitholders. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Limited Partners. The distribution for the second quarter of 1998, which was paid during the third quarter of 1998, was $0.57 per Unit, compared to $0.55 per Unit paid during the third quarter of 1997. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.

NINE MONTHS 1998 COMPARED TO NINE MONTHS 1997

     The following table compares operating income by segment for the nine months ended September 30, 1998 and 1997.

                    Operating Income by Segment

                                        Nine Months Ended
                                          September 30,
                                        -----------------
                                         (In Thousands)

                                        1998         1997
                                        ----         ----
Resources Segment. . . . . . . . .    $101,850     $119,335
Manufacturing Segment. . . . . . .      14,122       36,148
Other Costs and Eliminations . . .     (14,945)     (21,912)
                                      ---------    ---------
 Total............................    $101,027     $133,571
                                      =========    =========

     Resources Segment revenues decreased by $17.6 million, or 6%, to $274.3 million for the nine months ended September 30, 1998, compared to $291.9 million for the nine months ended September 30, 1997. The decrease was primarily due to lower export log sales volume, decreased Cascades Region domestic and export log sales prices and decreased land sales revenues, offset in part by higher Cascades Region domestic log sales volumes. Export log sales volume and prices decreased by approximately 37% and 21%, respectively, compared to the first nine months of 1997, primarily due to low Japanese demand resulting from the continued weak Asian economy. Cascades Region domestic log sales prices decreased by approximately 14% compared to the first nine months of 1997, primarily due to the abundant supply of logs and weak lumber prices. The decrease in land sales revenues is primarily due to the timing of land sales throughout the year. Cascades Region domestic logs sales volume increased by approximately 23% compared to the first nine months of 1997, primarily due to the re-direction of export quality logs to the domestic market as a result of weak Asian markets.

     Resources Segment operating income was 37% and 41% as a percentage of revenues for the nine months ended September 30, 1998 and 1997, respectively. The decline is primarily a result of decreased log sales prices in the Cascades and Rockies Regions and decreased land sales revenues. Resources Segment costs and expenses decreased by $0.1 million to $172.5 million for the nine months ended September 30, 1998, compared to $172.6 million for the nine months ended September 30, 1997.

     Manufacturing Segment revenues decreased by $16.6 million, or 4%, to $358.1 million for the nine months ended September 30, 1998, compared to $374.7 million for the nine months ended September 30, 1997. This decrease was primarily due to lower Northwest and Southern lumber prices and decreased Southern plywood volume, offset in part by increased Northwest lumber, plywood and MDF sales volume. Northwest and Southern lumber sales prices decreased by 13% and 11%, respectively, compared to the first nine months of 1997, primarily due to the worldwide overproduction of lumber. The supply of lumber in the U.S. increased primarily due to decreased exports to Japan and increased imports from Europe and Canada. Additionally, Southern lumber continues to experience increased competition from both Western producers and engineered wood products. Southern plywood sales volume has decreased compared to the first nine months of 1997 as a result of closing the Southern Region plywood facility in July 1998. Northwest lumber sales volume increased by 6% compared to the first nine months of 1997, primarily due to the addition of the Meridian, Idaho remanufacturing facility in May 1998. Northwest plywood sales volume increased by 5% compared to the first nine months of 1997, primarily due to additional shifts and improved fiber recovery. MDF sales volume increased by 10% compared to the first nine months of 1997, primarily due to strong demand and increased production as a result of operational improvements.

     Manufacturing Segment operating income was 4% and 10% as a percentage of revenues for the nine months ended September 30, 1998 and 1997, respectively. The decrease is primarily due to a decline in Northwest and Southern lumber sales prices. Manufacturing Segment costs and expenses increased by $5.4 million, or 2%, to $344.0 million for the nine months ended September 30, 1998, compared to $338.6 for the nine months ended September 30, 1997. This increase was primarily due to higher sales volumes for Northwest lumber, plywood and MDF, offset in part by decreased Southern plywood volume.

    Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination, and intercompany LIFO elimination) decreased operating income by $14.9 million in the first nine months of 1998, compared to $21.9 million in the first nine months of 1997. The variance of $7.0 million is primarily due to intercompany log profit elimination. The profit on intercompany log sales is deferred (eliminated) until Manufacturing converts existing log inventories into finished products and sells them to third parties (at which time intercompany profit is recognized). During the first nine months of 1998, intercompany log profit of $7.6 million was released while $0.3 million was deferred during the first nine months of 1997. The increase in operating income due to intercompany log profit is primarily due to the build-up of log inventories in the Company's Southern Region during the fourth quarter of 1997 and the subsequent processing of these logs during the first quarter of 1998 as a result of weather-related harvest restrictions during the first quarter. Additionally, operating income decreased as a result of achieving the fifth and final target under the Company's 1994 long-term incentive plans in April 1998. The expense related to these plans was approximately $11.9 million for the first nine months of 1998, compared to an expense of approximately $6.9 million for the first nine months of 1997. This increase in corporate overhead was almost entirely offset during the same period by lower incentive compensation accruals due to lower earnings levels.

     Reorganization Costs are costs associated with the proposed conversion of the Partnership to a REIT. See Note 2 of Notes to Combined Financial Statements. Reorganization costs consist of fees for legal, investment banking and tax consultants, as well as printing and other related costs. Reorganization costs are being expensed as incurred.

     The income allocated to the General Partner increased by $1.3 million to $25.1 million for the nine months ended September 30, 1998, compared to $23.8 million for the nine months ended September 30, 1997. This increase was primarily due to higher quarterly distributions to Unitholders. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Limited Partners, which was $1.69 per Unit during the first nine months of 1998, compared to $1.61 per Unit during the first nine months of 1997. Net income is allocated to the General Partner based on 2 percent of the Company's net income (after adjusting for the incentive distribution), plus the incentive distribution.


FINANCIAL CONDITION AND LIQUIDITY

     During the first nine months of 1998, net cash provided by operating activities totaled $126.7 million, compared to $156.7 million for the same period in 1997. The decrease of $30.0 million was primarily due to lower net income of $33.9 million. However, there was a favorable working capital variance of $1.1 million. The positive working capital variance is primarily related to a favorable $7.9 million fluctuation in Inventories and a favorable $6.4 million fluctuation in Other Current Liabilities, offset in part by an unfavorable $11.7 million fluctuation in Other Current Assets. The favorable Inventory fluctuation is primarily due to the build-up of log inventories in the Company's Southern Region during the fourth quarter of 1997 and the subsequent processing of these logs during the first quarter of 1998 in anticipation of weather-related harvesting curtailments during the first quarter of 1998. The favorable Other Current Liabilities fluctuation is primarily due to the partially deferred funding of the fifth target of the Company's 1994 long-term incentive plans until the first quarter of 1999. The unfavorable Other Current Assets fluctuation is primarily due to the collection of a $9.9 million installment note receivable in the first quarter of 1997 related to a fourth quarter 1996 "higher and better use" land sale.

     As described above under Recent Developments, on November 12, 1998, the Partnership acquired 905,000 acres of forest lands in central Maine from S.D. Warren Company, a Pennsylvania company, for a purchase price of $180 million. The acquisition was financed with approximately $3 million in cash and the balance with unsecured promissory notes that were issued to the seller. The notes will have an average maturity of 10 years with an expected average interest rate ranging from 7% to 8%. See
Note 7 of Notes to Combined  Financial Statements.

     The Partnership has an unsecured Line of Credit with a group of banks. Subject to customary covenants, the Line of Credit allows the Partnership to borrow from time to time up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Line of Credit matures on December 13, 2001 and bears a floating rate of interest. As of September 30, 1998, the Partnership had $200.0 million outstanding under the Line of Credit. As of October 2, 1998, the Partnership had repaid $125.0 million of the borrowings under the Line of Credit.

     The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the incurrence of indebtedness. In addition, the Line of Credit requires the maintenance of an interest coverage ratio. The Company was in compliance with its debt covenants as of September 30, 1998.

     The Company has begun discussions with its lenders in order to explore obtaining certain consents in connection with the Conversion Transaction. Management believes that the outcome of such discussions will not be material to the Company's financial position, results of operations or liquidity.

     The Partnership will distribute $0.57 per Unit for the third quarter of 1998. The distribution will equal $35.5 million (including $9.1 million to the General Partner), and will be paid on November 24, 1998 to Unitholders of record on November 13, 1998. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

     Cash required to meet the Company's quarterly cash distributions, capital expenditures and principal and interest payments will be significant. As a result of the indebtedness incurred to finance the Maine Timberland Acquisition and as a result of current and expected operating performance, the General Partner expects that the Partnership may not be able to incur significant levels of additional indebtedness in 1999, under the terms of its current debt agreements. The General Partner believes, however, that expected borrowings in the fourth quarter of 1998 under its Line of Credit, cash otherwise on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, distributions, and interest and principal payments in 1999.


CAPITAL EXPENDITURES

     Capital expenditures for the first nine months of 1998 totaled $50.9 million, compared to $14.2 million for the same period in 1997. Total 1998 capital expenditures are expected to be approximately $60 million, excluding the Maine Timberland Acquisition, compared to $28.3 million expended in 1997. Planned capital expenditures for the Resources Segment in 1998 are primarily for road construction and reforestation. The Manufacturing Segment's 1998 principal capital projects include a $22.0 million investment at the Joyce, Louisiana facility to expand lumber operations, acquisition of a remanufacturing facility in Meridian, Idaho for $9.4 million (which includes $4.0 million of working capital), as well as replacements and upgrades of equipment in several of the manufacturing facilities. Capital expenditures in 1999 are expected to approximate $28 million, including $6 million to complete the Joyce, Louisiana facility expansion.


OTHER INFORMATION

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities. The implementation of FAS 133 is required for financial statements issued for periods beginning after June 15, 1999; earlier application is permitted. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On September 11, 1998, a Unitholder, individually and as a purported representative of all Unitholders as of June 8, 1998 (the "Plaintiff"), filed a purported class action lawsuit (the "Action") in the Court of Chancery in the State of Delaware against the Partnership, the General Partner and Advisory Corp (the "Plum Creek Defendants"), alleging that the General Partner's receipt of a 27% equity interest in the REIT violates the General Partner's and Advisory Corp's fiduciary duties to the Unitholders. The Plaintiff seeks (i) to certify the Action as a class action on behalf of all Unitholders of record as of June 8, 1998, with the Plaintiff designated class representative, (ii) to enjoin the Plum Creek Defendants from submitting the Conversion Transaction for Unitholder approval without providing for (a) separate votes concerning conversion to a REIT and the General Partner's receipt of 27% equity interest in the REIT and (b) an evaluation by independent financial advisors, and (iii) damages and costs and expenses incurred in the Action, including an award of reasonable attorneys' fees and expenses. The Plum Creek Defendants dispute the Plaintiff's allegations and intend to defend themselves vigorously and to proceed with the Unitholders' meeting.

     There is no other pending or threatened litigation involving the Partnership which the General Partner believes would have a material adverse effect on the financial position, the results of operations or liquidity of the Company.

    Items 2, 3, and 4 of Part II are not applicable and have been omitted.


ITEM 5. OTHER INFORMATION

     See Recent Developments   Maine Timberland Acquisition.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) List of Exhibits

     Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk ("*");
all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

 INDEX TO EXHIBITS

Exhibit
Designation              Nature of Exhibit
-----------              -----------------
2.5*           Purchase and Sale Agreement by and between S.D.
               Warren Company as seller and Plum Creek Timber
               Company, L.P. as purchaser dated as of October 5, 1998. See attached exhibit.

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

27*            Financial Data Schedule for the quarter ended
               September 30, 1998.  See attached exhibit.


(b)  Reports on Form 8-K

     The Partnership filed a current report on Form 8-K dated July 20, 1998, in which it provides the audited financial statement for Plum Creek Timber Company, Inc., which was formed in connection with the planned conversion to a publicly traded Real Estate Investment Trust.

                         SIGNATURES



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




Date: November 13, 1998