Form 10-K
period 1998-12-31
PLUM CREEK TIMBER CO L P
filed 1999-03-18
CIK 849213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

          (X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

          The above securities are registered on the New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes  [ X ]  No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  [    ]

The aggregate market value of Units held by non-affiliates based on the closing sales price on February 28, 1999 was approximately $1,203,592,508. For this calculation, all executive officers, directors and Unitholders owning more than 5% of the outstanding Units have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and Unitholders are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.


                                   PART I


ITEM 1. BUSINESS
----------------

GENERAL

	Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership organized in 1989, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage, and operate approximately 3.3 million acres of timberland and 11 wood products conversion facilities in the Northwest, Southern and Northeastern United States. The Partnership owns 98 percent of
Manufacturing, and 96 percent of Marketing. Plum Creek Management Company, L.P., (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing, and owns the remaining two percent and four percent of Manufacturing and Marketing, respectively. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing.

REORGANIZATION

	On June 8, 1998 the Partnership announced that the Board of Directors of PC Advisory Corp. I ("Advisory Corp"), the ultimate general partner of the Partnership, had authorized the Partnership to seek approval from its Unitholders to convert (the "Conversion Transaction") its structure from a publicly traded Master Limited Partnership into a publicly traded Real Estate Investment Trust (the "REIT"). A proxy statement/prospectus has been provided to all Unitholders of record as of January 22, 1999 in connection with the Special Meeting of Unitholders scheduled for March 22, 1999, at which approval of the Conversion Transaction will be sought. See Item 3
Legal Proceedings - Unitholder Litigation and Note 2 of Notes to Combined Financial Statements.

ACQUISITIONS

	On November 12, 1998, the Partnership acquired 905,000 acres of forest lands in central Maine from S.D. Warren Company for a purchase price of $180.0 million, plus $0.3 million for working capital (the "Maine
Timberland Acquisition"). See Financial Condition and Liquidity and Note 3 of Notes to Combined Financial Statements.

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


SEGMENT INFORMATION

	As used herein, "Lumber Segment" refers to the Partnership's combined lumber facilities. "Northern Resources Segment" refers to the Partnership's combined timber operations in the Northwest and Northeastern United States. "Panel Segment" refers to the Partnership's combined plywood and MDF facilities. "Southern Resources Segment" refers to the Partnership's timber operations in the Southern United States. "Land Sales Segment" refers to the Partnership's higher and better use lands. "Other" refers to the Partnership's Southern plywood facility and the Northwest chip facility, both of which were closed in 1998. Certain financial information for each business segment is included in Note 15 of Notes to Combined Financial Statements.


LUMBER SEGMENT

	The Lumber Segment consists of two studmills, two random-length lumber mills and a lumber remanufacturing facility in western Montana, a lumber remanufacturing facility in Meridian, Idaho, a dimension lumber mill in Joyce, Louisiana and a dimension lumber mill in Huttig, Arkansas
(collectively the "Lumber Facilities"). The Lumber Facilities produce a diverse line of lumber products, including boards, studs, dimension lumber, edge-glued boards and finger jointed studs. The Lumber Segment sells a portion of these products to Marketing, which has established a network of 40 independent warehouses located strategically throughout the United
States, in order to enhance customer service and prompt deliveries. For the years ended December 31, 1998, 1997 and 1996 the Lumber Facilities produced 635 million board feet ("MMBF"), 582 MMBF, and 461 MMBF of lumber, respectively. As a result of reconfigurations at the Joyce, Louisiana and Pablo, Montana mills, and the May 1998 acquisition of an edge-glued board remanufacturing facility in Meridian, Idaho (the "Meridian Acquisition"), lumber capacity is expected to be approximately 750 MMBF by the end of 1999. Production increased in 1998 primarily due to the Meridian Acquisition. Production increased in 1997 primarily due to the addition of the two dimension lumber mills in the Southern Region, offset in part by the disposition of the Company's Arden random-length lumber mill, in October
1996. Lumber Segment product revenues represented approximately 40%, 41% and 38% of total combined revenues in 1998, 1997 and 1996, respectively. In late 1997, the Company began a project to reconfigure its lumber and plywood facilities in Joyce, Louisiana to a state-of-the-art, high-volume sawmill in order to capture greater value from its timber resource through improved productivity and efficiency. The $31 million project is expected to be fully operational in the first quarter of 1999.

	Lumber products manufactured in the Northwest United States are targeted to domestic lumber retailers, such as retail home center chains, for use in repair and remodeling projects. Lumber products manufactured in the Southern United States are targeted to the home construction, industrial and export markets. Value-added products and services such as consumer appearance boards, pull-to-length boards, premium furring strips, premium studs and pattern boards, aimed at retail and other specialty markets, have made the Lumber Segment less dependent on the more cyclical housing related market. In 1998, 44% of the Lumber Segment's products was sold into retail markets, 26% to stocking distributors, 20% to industrial and remanufactured product markets, 2% to export markets and 8% to other markets.

	Competition in the Company's lumber markets is primarily based on price and quality, and to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. The Partnership competes in domestic lumber markets primarily with other companies in the United States, Canada, and Europe. Canadian lumber producers have increased their penetration into the United States market due to their lower wood fiber costs, favorable exchange rates, and stronger demand in the U.S. During the five year period ended December
31, 1995, Canadian producers increased their percentage of the U.S. lumber market from approximately 27% to 36%. In 1995, the United States and Canadian governments announced a five-year lumber trade agreement that took effect on April 1, 1996. This agreement is intended to reduce the volume of Canadian lumber imported to the United States through the assessment of a tariff on annual lumber exports to the United States in excess of certain levels from the four major producing provinces. In 1998, 1997 and 1996, Canadian imports represented approximately 34%, 34% and 35%, respectively, of the total U.S. lumber market. The lumber market is also subject to competition from substitute products in the shelving, window and door markets. Substitute products include European imports, radiata pine, MDF, particle board, laminates and wire shelving. Substitution has significantly increased in the past several years. Board markets have recently experienced increased competition from European producers who are targeting a greater percentage of their production toward the U.S. market due to weakness in the Asian market.

	CHIPS.   The Lumber Facilities produce residual wood chips as a
by-product of the conversion of raw logs into finished products. These wood chips are sold to regional paper and pulp mills. The Company's Lumber Facilities produced 351 thousand bone dry units ("MBDU"), 323 MBDU and 241 MBDU of chips in 1998, 1997 and 1996, respectively. The increase in volume in 1997 was due to the addition of a lumber mill in October 1996 as a part of the Southern Region Acquisition. A substantial portion of the Company's chips produced in the Northwest United States is sold to a customer under a long-term supply agreement.


NORTHERN RESOURCES SEGMENT

	The Partnership owns and manages approximately 2.8 million acres of timberland in the Northwest and Northeastern United States (the "Northern Timberlands"). The Northern Resources Segment grows and harvests timber for sale in export and domestic markets. The Northern Timberlands are geographically segregated into three regions: the Cascades Region in western Washington, the Rocky Mountain Region in western Montana and northern Idaho, and the Northeast Region in central Maine. At December 31, 1998, the Northern Timberlands contained an estimated timber inventory of 31.1 million Cunits of standing timber. The Northern Resources Segment revenues represented approximately 19%, 22% and 31% of the Company's combined revenues in 1998, 1997 and 1996, respectively.

	The Cascades Region consists of 307,000 acres of timberland containing an estimated 5.0 million Cunits or 1.9 billion board feet ("BBF") of standing timber. Logs harvested in the Cascades Region are sold for export to Pacific Rim countries, principally Japan, and to domestic mills owned by third parties, as the Company does not own mills in the Cascades Region.
Logs sold for export are generally of higher quality than logs sold into the domestic market.

	The Rocky Mountain Region consists of 1,586,000 acres of timberland containing an estimated 12.3 million Cunits or 6.2 BBF of standing timber.
The Rocky Mountain Region primarily sells logs to the Lumber and Panel Segments, with the remainder sold to third-party domestic mills. In conjunction with an acquisition in 1993, the Partnership entered into a log sourcing agreement with Stimson Lumber Company to supply Stimson's Montana mills with logs, based upon prevailing market prices, over a ten year period ending in 2003.

	The Northeast Region consists of 905,000 acres of timberland containing an estimated 13.8 million Cunits of standing timber. Logs harvested in the Northeast Region are sold for export to Canada and to domestic mills owned by third parties, as the Company does not own mills in the Northeast Region. Simultaneously with the Maine Timberland Acquisition, the Partnership entered into a long-term fiber agreement to supply fiber to S.D. Warren Company's paper facility in Skowhegan, Maine at prevailing market prices. The fiber supply agreement covers a 25 year period ending in 2023 and may be extended for up to an additional 15 years at the option of S.D. Warren Company.

	DOMESTIC LOGS. The Northern Resources Segment sells its sawlogs directly to the Lumber and Panel Segments and unaffiliated wood products manufacturers and sells its pulpwood and in-woods chips to unaffiliated pulp and paper manufacturers. The percentage of logs which are sold as sawlogs or pulp logs varies by region and is dependent on, among other things, the species mix and quality of the inventory harvested and the market dynamics affecting the given region. The Partnership's customers include numerous operators of conversion facilities. Domestic sawlog sales from the Northern Resources Segment accounted for approximately 13%, 14% and 20% of the Company's combined revenues in 1998, 1997 and 1996, respectively.

	In the Cascades Region, approximately 59% of the total volume harvested in 1998 was sold to unaffiliated domestic wood products manufacturers. The Cascades Region also sold 17% of the volume harvested in 1998 to third parties as pulp logs. Pulp logs generally constitute smaller and lower quality logs, which are not suitable for use by wood products manufacturers.

	In the Rocky Mountain Region, the Partnership sells its logs domestically, substantially all as saw timber. In 1998, approximately 68% of the timber harvested was sold to the Lumber and Panel Segments and the remainder was sold to third-party domestic mills. In addition, a small amount of lower quality logs is sold to pulp and paper manufacturers when market conditions permit.

	In the Northeast Region, approximately 26% of the total volume harvested in 1998 was sold to unaffiliated domestic wood products manufacturers and 55% of the was sold to third parties as pulp logs.

	The Partnership operates in-woods chipping operations, primarily in the Rocky Mountain Region, in conjunction with conventional logging operations when feasible, producing wood-chips from once valueless treetops and other debris that were previously unutilized. Chip markets are highly susceptible to fluctuations in pulp and paper markets. During the first half of 1996, a decline in chip prices made it uneconomical to continue most of the Partnership's in-woods chipping operations. However, operations resumed at reduced levels in the second half of 1996 and continued at reduced levels in 1997 and 1998.

	Due to transportation costs, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius. Competitive factors within a market area generally will include price, species and grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. The Partnership has a reputation as a stable and consistent supplier of well-merchandised, high-quality logs. In domestic log markets, the Partnership competes with numerous private land and timber owners in the Northwest and Northeastern United States and the state agencies of Idaho, Montana, Oregon and Washington. In addition, the Partnership competes with the United States government, principally the United States Forest Service ("USFS"), the Bureau of Land Management ("BLM") and the Bureau of Indian Affairs ("BIA"). All federal timber and timber supplied from state lands in Washington and Oregon is restricted from export, and is sold solely into domestic markets.

	EXPORT LOGS. The Northern Resources Segment exports logs to Japan and Canada. In the Cascades Region, approximately 24% of the total 1998 timber harvested was sold into the Japanese market. Douglas-fir logs sold to Japan have historically commanded a significant premium over Douglas-fir sold domestically. However, export log prices declined significantly in 1998 and 1997, eliminating a portion of this premium. Export log revenues to Japan accounted for 3%, 6% and 8% of combined revenues for 1998, 1997 and 1996, respectively, and accounted for 6%, 11% and 18%, respectively, of operating income in such periods.

	Customers for the Cascades Region's export sawlogs consist primarily of large Japanese trading companies. Competitors in this market include numerous private land or timber owners in the United States and Canada, as well as companies and state-controlled enterprises in Chile, New Zealand, Russia and Scandinavia, all of which have abundant timber resources. The Partnership competes primarily based on its long-term relationships and its reputation as a reliable year-round supplier of premium grade logs.

	In the Northeast Region, approximately 19% of the volume harvested in 1998 was exported to regional lumber mills in Canada. Competitors in this market include numerous private individual and industrial timber owners in Maine and the provinces of Quebec and New Brunswick, as well as regional wood brokers.


PANEL SEGMENT

	The Panel Segment consists of two plywood plants and a medium density fiberboard ("MDF") facility in western Montana (collectively the "Panel Facilities"). The Panel Facilities produce a diverse line of plywood and MDF products. The Panel Segment sells a portion of these products to Marketing, which has established a network of 40 independent warehouses located strategically throughout the United States, in order to enhance customer service and prompt deliveries. The Panel Segment revenues represented approximately 22%, 21% and 22% of the Company's combined revenues in 1998, 1997 and 1996, respectively.

	PLYWOOD. The Panel Segment produces high-grade plywood sold primarily into specialized industrial markets. For the years ended December 31, 1998, 1997 and 1996 the plywood plants produced 323 million square feet ("MMSF") (3/8" basis), 312 MMSF, and 297 MMSF of plywood, respectively. Plywood product revenues represented 16%, 15% and 16% of total combined revenues in 1998, 1997 and 1996, respectively.

	During 1998, 64% of the Panel Segment's plywood products were sold in specialty industrial markets, including recreational boat, recreational vehicle, carpet strip and fiberglass-reinforced panel. The Panel Segment's plywood products are generally of higher quality than commodity construction grade products, which makes them more valuable in these specialty niche markets.

	Competition within the plywood market is based primarily on price and quality, and to a lesser extent, the ability to offer a full line of products and to meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board ("OSB"), a wood product, which is a less expensive and generally lower quality substitute. Due to OSB's cost advantage, its demand and market share in the residential segment has been increasing, and this trend is expected to continue. OSB's share of the North American Structural Panel market was approximately 49% in 1998, compared to 46% in 1997 and 41% in 1996. The quality of OSB continues to improve and it has become widely accepted in many building applications. However, since OSB does not have the strength, weight and machinability of plywood, it cannot be used in certain specialty applications. In order to avoid closing facilities, some commodity plywood manufacturers have refocused their products toward industrial markets, resulting in increased competition for the Company's products. The Company expects to remain competitive due to its strong customer base, years of experience in industrial markets, reputation for high quality products (including various trademarked products such as MarineTech, RV-X, DuraFloor, and Ultra-Core), and a full line of products.

	MEDIUM DENSITY FIBERBOARD.   The Panel Segment's MDF products are
primarily sold to specialized industrial markets in North America and Pacific Rim countries. For the years ended December 31, 1998, 1997 and 1996 the MDF plant produced 132, 127, and 113 MMSF (3/4" basis) of MDF, respectively.

	The introduction in 1996 of super-refined MDF(2), one of the highest quality MDF products available, has expanded the Partnership's markets to include higher value applications, such as molding and kitchen cabinets. During 1998, 66% of the Panel Segment's MDF products were sold in specialty industrial markets, including furniture, fixtures, and kitchen and bath cabinets.

	MDF producers compete on a global scale, primarily on the basis of price, quality and service. MDF is also subject to competition from solid wood, hardboard and particle board products. Competition in the industry has been increasing over the past few years as a result of significant capacity expansion both in the United States and Canada. Three new mills began operations in 1998 in North America and much of this new capacity will be in direct competition with super-refined MDF(2). Over the same time period demand has also been increasing but at a slower rate. Super-refined MDF(2) commands a price premium over standard MDF due to its superior fiber quality and consistent properties and densities. Moreover, because the Company's fiber supply consists of western softwoods, a slow growth species with a low abrasive content, super-refined MDF(2) has proven to have superior machining qualities over competing MDF products. In addition, because the super-refined MDF(2) manufacturing process does not use wood chips (substantially reducing raw material costs) and because the facility has access to low cost energy sources, the Partnership believes it is one of the lowest cost MDF producers.

	CHIPS.   The plywood facilities produce residual wood chips as a
by-product from the conversion of raw logs into finished products. These wood chips are sold to regional paper and pulp mills. The Company's plywood facilities produced 87, 78 and 77 MBDU of chips in 1998, 1997 and 1996, respectively. A substantial portion of these chips are sold to a customer under a long-term supply agreement.


SOUTHERN RESOURCES SEGMENT

	At December 31, 1998, the Partnership owns and manages approximately 524,000 acres (plus 9,000 acres of leased land) of timberland in Arkansas and Louisiana (the "Southern Timberlands") which were acquired as a part of the Southern Region Acquisition. The Southern Resources Segment grows and harvests timber for sale in domestic markets. The Southern Timberlands contained an estimated timber inventory of 5.1 million Cunits of standing timber. The Southern Resources Segment revenues represented approximately 10%, 8% and 1% of total combined revenues in 1998, 1997 and 1996, respectively.

	The Southern Timberlands are nearing the end of a process commenced in 1972 of conversion from unmanaged second growth timber into plantation forests. The Partnership expects this process to be completed by approximately the year 2000. The pine fiber growth from these plantations is expected to increase substantially over the next 10 to 15 years as a result of this conversion. As part of the Southern Region Acquisition, the Partnership entered into a long-term agreement to supply pulp wood fiber to Riverwood International's West Monroe paperboard plant based upon prevailing market prices. The fiber supply agreement covers a 20 year period ending in 2016 and may be extended for up to an additional 10 years.

	DOMESTIC LOGS. The Southern Resources Segment sells its sawlogs directly to the Lumber Segment and unaffiliated wood products manufacturers and sells its pulpwood to unaffiliated pulp and paper manufacturers. The Partnership's customers include numerous operators of conversion facilities. The harvest in the Southern Region during 1998 consisted of 58% pulp logs and 42% sawlogs. Approximately 31% of the total timber harvest in the Southern Region was sold internally, with the remainder sold to third-party domestic conversion facilities.

	Due to transportation costs, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius. Competitive factors within a market area generally include price, species and grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. The Southern Resources Segment competes with numerous private land and timber owners in the Southern United States and state agencies in Arkansas and Louisiana.


LAND SALES SEGMENT

	The Partnership owns property that may have a higher value as recreational, residential or conservation uses than for long-term timberland management. These properties are identified in an on-going process that evaluates the many factors that influence property values, such as proximity to population centers and major transportation routes, or the presence of special ecological features. At December 31, 1998, the Partnership determined that approximately 150,000 acres of land may have these higher and better use values, and seeks to realize that value through market-timed sales and exchanges over the next ten to fifteen years. Approximately 14,710 acres, 3,350 acres and 21,600 acres of higher and better use land were sold or exchanged during 1998, 1997 and 1996, respectively. Land Sales proceeds represented approximately 5%, 2%, and 7% of total combined revenues in 1998, 1997 and 1996, respectively.


OTHER

	Other consists of a plywood plant in Joyce, Louisiana and a wood chip plant in Washington. The plywood plant was closed in July 1998 as a part of the reconfiguration of the Joyce, Louisiana complex to a state-of-the-art, high-volume sawmill. The chip plant was sold in December 1998.


TIMBER RESOURCE MANAGEMENT

	The Partnership's resource operations involve timber management and harvesting operations, which include road construction and reforestation, as well as wildlife and watershed management for the Northern and Southern Timberlands (collectively the "Timberlands"). The Partnership practices "Environmental Forestry" on the Timberlands which attempts to better protect and maintain ecosystems while providing for a reasonable harvest.

	Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, tree size, age and stocking. Forest stands are thinned periodically to improve growth and stand quality until they are harvested. The Partnership actively utilizes pre-commercial and commercial thinning practices. Pre-commercial thinning occurs when the timber harvested is not merchantable. The Partnership believes that such thinning improves the overall productivity of the Timberlands by enhancing the growth of the remaining trees. A substantial portion of the harvest volume on the Southern Timberlands consists of commercial thinnings. In addition, in 1998 the Partnership developed a plan to maximize timber growth on its Southern Timberlands. The plan involves three management practices: bedding sites as needed to raise the planting rows out of standing water; controlling grasses and weeds that compete with the pine's development; and periodically applying a phosphorus-rich fertilizer where site-specific soil and needle samples indicate the need.

	It is the Partnership's policy to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are widely used on approximately 90% of the harvested land in the Rocky Mountain and Northeast Regions. In the Cascades Region substantially all of the reforestation is done by planting. During 1998, the Partnership planted 4.1 million seedlings on the Northern Timberlands. Substantially all of the areas harvested in the Southern Timberlands are regenerated with seedlings. The Partnership planted 8.4 million seedlings on the Southern Timberlands during 1998.

	Forests are subject to a number of natural hazards, including damage by fire, insects and disease. Severe weather conditions and other natural disasters can also reduce the productivity of forest lands and can interfere with the processing and delivery of forest products. However, damage from natural causes is typically localized and would only affect a portion of the Timberlands at any given time. Nevertheless, such hazards are to a large extent unpredictable and there can be no assurance that losses will be so limited. The size, species, diversity and checker-board ownership of the Rocky Mountain Regions' timberlands, as well as the Partnership's forest management practices, should help to minimize these risks. Consistent with the practices of other large timber companies, the Partnership does not maintain insurance against loss to standing timber on the Timberlands, but maintains insurance for loss of logs due to fire and other occurrences following harvesting.


RAW MATERIALS

	The Lumber and Panel Segments obtain the majority of their raw logs from the Timberlands. The Timberlands provided 63%, 60%, and 60% of the Lumber Facilities' raw log needs in 1998, 1997 and 1996, respectively. The Timberlands provided 95%, 89%, and 89% of the plywood facilities' raw log needs in 1998, 1997 and 1996, respectively. The price of logs obtained from the Partnership is determined quarterly based upon estimated market prices. The Rocky Mountain Region and Southern Timberlands provide a consistent supply of quality logs and preferred species to the lumber and plywood facilities, although over time the average log size is expected to decline, and the species mix is expected to change due to harvest and growth patterns.

	The Lumber and Panel Segments have and will continue to purchase stumpage and logs from external sources, which include the USFS, BIA, BLM and state and private timberland owners. At December 31, 1998, the Lumber and Panel Facilities had 74 MMBF of timber under contract from external sources which may be harvested over the next three years. The USFS harvest plan is expected to provide for a 1999 harvest of 250 MMBF in the Rocky Mountain Region, geographically close to the lumber and plywood facilities in western Montana. However, due in part to legal challenges and changes in public policy, the USFS will likely sell less volume. The lumber and plywood facilities are permitted to bid on up to approximately fifty percent annually of this USFS volume, with the remainder set aside for small businesses. In addition, approximately 557 MMBF of timber is expected to be made available to the lumber and plywood facilities annually from private timberland owners. The geographic area in which the lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuate. (For further discussion of other timber supply issues see "Federal and State Regulations.")

	The MDF facility has a consistent supply of sawdust and wood shavings from internal and external sources. The remanufacturing facilities use pieces of lumber, a by-product of the Lumber Segment's operations and purchased lumber from third-party mills.


COMPETITION

	Markets for forest products are highly competitive in terms of price and quality. Many of the Company's competitors have substantially greater financial and operating resources than the Company. In addition, wood products are subject to increasing competition from a variety of substitutes, including non-wood and engineered wood products. Plywood markets are subject to competition from OSB; and lumber and log markets are subject to competition from other worldwide suppliers. The Partnership believes it is able to compete effectively due to its extensive private timber inventory, its proven leadership in Environmental Forestry which has positioned the Partnership to meet regulatory challenges on a cost-effective basis, its reputation as a dependable, long-term supplier of quality products, its innovative approach to providing high quality, value-added products to various specialty and industrial niche markets and the integration of its timberlands with its efficient manufacturing processes.


SEASONALITY

	Domestic log sales volumes from the Northern Timberlands are typically at their lowest point in the second quarter of each year during spring break-up, when warming weather thaws and softens roadbeds, restricting access to logging sites. Log sales volumes from the Southern Timberlands are generally at their lowest point during the first quarter of each year, as winter rains limit operations. Export log sales are affected by variations in inventory, both domestically and in the countries where such logs are sold, as well as by weather conditions. Winter logging activity in the Cascades Region takes place at lower elevations, where predominantly second growth logs are found, affecting the volume of higher quality export logs sold during this time of the year.

	Demand for manufactured products is generally lower in the fall and winter quarters when activity in the construction markets is slower, and higher in the spring and summer quarters when these markets are more active. In addition to seasonal fluctuations in demand, prices of manufactured products can be impacted by weather-related fluctuations in supply, as production can be hampered during severely cold winter months and then rebound with warmer spring weather. Working capital varies with seasonal fluctuations. Log inventories increase going into the winter season to prepare for reduced harvest during spring break-up in the Northwest and during the rainy season in the South.


FEDERAL AND STATE REGULATIONS

	GENERAL. The activities of the Company are subject to various federal and state environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage and disposal of solid and hazardous waste, and govern the discharge of runoff stormwater and wastewater. The General Partner believes that the Company is in substantial compliance with such laws and regulations.

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

	THREATENED AND ENDANGERED SPECIES. The Endangered Species Act ("ESA") protects species threatened with possible extinction. A number of species indigenous to the Company's timberlands have been listed as threatened or endangered or have been proposed or are candidates for such status under the ESA, including the northern spotted owl, marbled murrelet, gray wolf, red cockaded woodpecker, mountain caribou, grizzly bear, bald eagle, Canadian lynx, bull trout and various salmon species. As a result, the Company's activities in or adjacent to the habitat of such species may be subject to restrictions relating to the harvesting of timber and the construction of roads.

	In 1996, the Partnership received a permit under the ESA from the United States Fish and Wildlife Service (the "USFWS") and the National Marine Fisheries Service ("NMFS" and together with the USFWS, the "Services") that covers the Partnership's forest management on 170,000 acres in the Cascades Region (the "Planning Area"). As a part of the permit application, the Partnership prepared a multi-species habitat conservation plan (the "HCP") that will govern the Partnership's management activities in the Planning Area during the 50-year life of the permit. The HCP requires the Partnership to maintain certain levels of wildlife habitat and to take numerous other mitigation measures, including the protection of riparian areas.

	In consideration for such mitigation, the permit authorizes forestry practices that are consistent with the HCP even though they may have an adverse impact on spotted owls, grizzly bears, bull trout, gray wolves or marbled murrelets, the listed species currently covered by the plan and permit. The HCP provides that the Services will amend the permit to add subsequently listed species without requiring the Partnership to provide additional mitigation, absent extraordinary circumstances. The bull trout was added to the permit pursuant to this provision upon its listing in 1998. Such circumstances would include situations where continued activity under the HCP would have a significant material adverse impact on the species, and mitigation on federal land would not alleviate the concern. As an incentive to the Partnership to create additional wildlife habitat in the Planning Area, the permit provides certain additional authorization during a second 50-year period if the wildlife habitat within the Planning Area exceeds levels set in the HCP. The permit thus is expected to provide long-term certainty and predictability for the Partnership's harvest activities in the Planning Area.

	In October 1998, Congress passed legislation directing the USFS to exchange certain federal lands to the Partnership for certain Partnership lands of equal value located in the Planning Area (the "Cascade Land Exchange"). In connection with the Cascade Land Exchange, expected to close in the summer of 1999, the Partnership is seeking an amendment to the HCP that would add lands received by the Partnership within the Planning Area as a result of the Cascade Land Exchange.

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

	In November 1996, several organizations filed a lawsuit against the Secretary of the Interior and certain USFWS and USFS officials in Federal District Court for the District of Montana challenging the Grizzly Bear Agreement under the ESA and the National Environmental Policy Act
("NEPA"). The Partnership subsequently became a party to the lawsuit in order to defend the Grizzly Bear Agreement. In October 1997, the Court ruled in favor of the Partnership and the government, upholding the Grizzly Bear Agreement under both the ESA and NEPA. The plaintiffs appealed the decision to the Ninth Circuit Court of Appeals, which affirmed the District Court's decision in January 1999.

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

	In 1998, the USFWS listed certain population segments of the bull trout as threatened under the ESA. Bull trout are present in numerous streams and rivers which flow across the Partnership's lands in Montana, Idaho and Washington. In addition, the red-cockaded woodpecker, listed as threatened, is found on the Partnership's lands in Louisiana and Arkansas. The
Partnership is currently working with the Services to develop a conservation plan for bull trout and other native fish species and a conservation plan for the red-cockaded woodpecker which, if approved, would result in the issuance of permits authorizing forest practices consistent with those plans. Although discussions are underway, the Partnership is unable to predict whether any such agreements will ultimately be entered into or what the terms of any such agreements would be. The Partnership is unable at this time to predict the nature or scope of any land management restrictions that might be required to protect native salmonids or red-cockaded woodpeckers.

	The ESA also prohibits the federal government from jeopardizing species listed under the ESA or from destroying or adversely modifying their designated critical habitat. Private landowners are potentially affected by these restrictions if a private activity requires federal action, such as the granting of access or federal funding. Where there is such a federal connection, the federal agency involved must consult with the USFWS or, in the case of anadromous fish, NMFS, to determine that the proposed activity would not jeopardize the listed species or cause direct or indirect adverse modification of its designated critical habitat. If the landowner's proposed activity would have such effects, the USFWS or NMFS must propose, where possible, alternatives or modifications to the proposed activity.

	The Cascades and Rocky Mountain Regions ("Northwest Timberlands") are often intermingled with federal lands and access across federal lands may require federal approval. In the past, the Partnership's access to such areas has been delayed by administrative processes and legal challenges and has been restricted under the ESA. The Partnership believes that access to its lands in the Planning Area and the Swan Valley should be facilitated by the HCP and the Grizzly Bear Agreement, although no assurance can be given that further such delays will not occur. Upon the consummation of the Cascades Land Exchange, the Partnership will have access to substantially all of its land in the Cascades Region.

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

	LEGISLATION RESTRICTING LOG EXPORTS. Federal legislation prohibits the sale of unprocessed logs harvested from federal lands located in the western half of the U.S. if such logs will be exported from the U.S. by the purchaser thereof, or if such logs will be used by the purchaser thereof as a substitute for timber from private lands which is exported by such purchaser. In order to enforce this substitution prohibition, the legislation requires persons who export private logs and who wish to purchase federal timber to obtain an approved federal timber "sourcing area". In 1991, the Partnership applied for and obtained an approved sourcing area for the Partnership's Northwest conversion facilities. Under the legislation, sourcing areas are subject to review and renewal at least every five years. Revisions to the export law were enacted in November 1997 (the "1997 Amendment") which the Partnership believes ensure that the Partnership's sourcing area will be renewed.

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

	Publicly traded partnerships will be taxed as corporations unless certain requirements are met. Publicly traded partnerships, such as the Partnership, whose income consists of at least 90% qualifying income, however, are treated as partnerships for federal income tax purposes. Qualifying income includes income from the processing, refining, marketing or transportation of timber and land sales. The Partnership's principal sources of income include income from the sale of timber, the operation of sawmills and the production of plywood and MDF. The Internal Revenue Service ("IRS") has issued two rulings to the Partnership that income from the operation of sawmills and the production of plywood and MDF is qualified for this purpose.

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

	STATE TAX INFORMATION. The Partnership conducts operations in seven states, five of which (Arkansas, Idaho, Louisiana, Maine and Montana) have a state income tax. To simplify the Unitholders' state filing requirements, the Partnership files composite returns in each of those states and pays the state income tax due on behalf of non-resident Unitholders. Marketing conducts operations in approximately 25 states for which it pays state corporate income taxes.

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


ENCUMBRANCES

	Under the terms of the Partnership's debt agreements, the Partnership has agreed not to pledge, assign or transfer the Timberlands, except under limited circumstances. The holders of the First Mortgage Notes of Manufacturing have a first mortgage lien on a significant portion of the Lumber and Panel Facilities. The Partnership guarantees the First Mortgage Notes of Manufacturing.

	The Partnership's title to the timberlands acquired upon formation of the Company in 1989 and in the Southern Region and Maine Timberlands Acquisitions includes substantially all the related hard rock mineral interests. However, the Partnership did not obtain the hard rock mineral interests to a significant portion of the 865,000 acres of Montana timberland purchased in 1993. In addition, the Partnership does not own oil and gas rights to the majority of its Timberlands. Title to the Timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, cemeteries, camping sites, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the Timberlands or materially restrict the harvesting of timber or other operations of the Partnership.


EMPLOYEES

	The Company currently has approximately 515 salaried and 1,880 hourly employees, including employees of the General Partner that manage the businesses of the Company. The Company believes that its employee relations are good. The Company's wage scale and benefits are generally competitive with other forest products companies. Hourly employees (154 employees) at the Huttig, Arkansas lumber mill participate in the UBC Southern Council of Industrial Workers, Local Union No. 2346. The Company has been in contract negotiations with union representatives. To date, these negotiations have not resulted in a contract agreement and the bargaining is at an impasse.
The majority of the harvesting and delivery of logs are conducted by independent contractors who are not employees of the Company.


ITEM 2. PROPERTIES
------------------

	The Company believes that its Northern and Southern Timberlands and Lumber and Panel Facilities are suitable and adequate for current operations. The Lumber and Panel Facilities are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the Lumber and Panel Facilities are modern, state-of-the-art facilities. The Company owns all of the Lumber and Panel Facilities. Substantially all of the Lumber and Panel Facilities are operated at, or near, maximum capacity year round. See Item 1. Business for discussion of the location and description of properties and encumbrances related to properties.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

Unitholder Litigation
---------------------

	On September 11, 1998, a Unitholder, individually and as a purported representative of all Unitholders as of June 8, 1998 (the "Plaintiff"), filed a purported class action lawsuit (the "Action") in the Court of Chancery in the State of Delaware against the Partnership, the General Partner and Advisory Corp (collectively the "Plum Creek Defendants"), alleging that the General Partner's receipt of a 27% equity interest in the REIT violates the General Partner's and Advisory Corp's fiduciary duties to the Unitholders. The Action also challenges the General Partner's and Advisory Corp's receipt of certain special voting and board nomination rights in the Conversion Transaction. On December 17, 1998, the Delaware Court of Chancery granted the Plum Creek Defendants' motion to dismiss. On January 11, 1999, the Plaintiff filed a notice of appeal in the Supreme Court of the State of Delaware with respect to the Action. The Plum Creek Defendants intend to continue to defend themselves vigorously in connection with this appeal.

	On February 8, 1999, the Plaintiff in the Action, individually and as a purported representative of all Unitholders, filed a second purported class action lawsuit in the Delaware Court of Chancery against the Plum Creek Defendants. This new action alleges that the Partnership's proxy statement/prospectus, included in a registration statement filed with the Securities and Exchange Commission on January 28, 1999, is false and misleading. The proxy statement/prospectus has been provided to all Unitholders of record as of January 22, 1999 in connection with the Special Meeting of Unitholders scheduled for March 22, 1999, at which approval of the Conversion Transaction will be sought. The Plaintiff claims that, through alleged misstatements and omissions, the General Partner and its affiliate have breached a fiduciary duty of candor to the Unitholders. The Plaintiff seeks: (i) to enjoin the Conversion Transaction, (ii) in the event the Conversion Transaction is consummated, to rescind and set aside the transaction or award rescissory damages to the purported class, (iii) an accounting to the purported class for their alleged damages and the Plum Creek Defendants'alleged profits, (iv) costs, including experts' and attorneys' fees, and (v) such further relief as the Court deems just and proper. The Plum Creek Defendants dispute the Plaintiff's allegations and intend to defend themselves vigorously.

	The General Partners' decision to proceed with the Conversion Transaction is in the sole discretion of the General Partner, subject to receipt of the requisite Unitholder's approval and satisfaction of the other conditions precedent in the Conversion Agreement. The General Partner currently expects to delay the consummation of the Conversion Transaction until the Action, including the appeal and any additional claims that may be brought, is fully resolved to the General Partners' satisfaction.

Stone Container Corporation - Mill Shutdown
-------------------------------------------

	As reported in the Partnership's third quarter 1998 Form 10-Q, Stone Container Corporation ("Stone") shut down its Frenchtown, Montana linerboard plant for approximately 30 days during the fourth quarter of 1998 and notified the Partnership that it would not be purchasing wood chips during the shutdown. The Partnership filed for arbitration to enforce Stone's obligation to continue purchasing wood chips from the Partnership during the shutdown under the terms of a long-term supply agreement. The parties settled the dispute in December 1998. Under the settlement agreement, Stone will purchase during 1999 all of the chips stockpiled during the shutdown.

	There is no other pending or threatened litigation involving the Partnership which the General Partner believes would have a material adverse effect on the financial position, the results of operations or liquidity of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


                                        PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
-------------------------------------------------
AND RELATED UNITHOLDER MATTERS
------------------------------

	The Partnership's Units are traded on the New York Stock Exchange. As of February 28, 1999, there were approximately 65,000 beneficial owners of 46,323,300 outstanding Units.

	Trading price data, as reported by the New York Stock Exchange, and declared cash distribution information for 1998 and 1997 are as follows:


     1998                        1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
     ----                        --------    --------    --------    --------
     High                        $ 34-7/8    $ 34-1/4    $ 31        $ 28-3/4
     Low                           30          28-3/16     24-1/2      25
     Cash Distribution per Unit  $ 0.57      $ 0.57      $ 0.57      $ 0.57

     1997                        1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.
     ----                        --------    --------    --------    --------
     High                        $ 29-1/4    $ 32-1/2    $ 36        $ 34-3/8
     Low                           25-7/8      26-3/4      31-11/16    28
     Cash Distribution per Unit  $ 0.55      $ 0.55      $ 0.55      $ 0.55


	Cash distributions are paid from available cash as defined by the Partnership's partnership agreement. It is the Company's intention to maintain the distribution into the foreseeable future; however, there can be no guarantee. In addition, the Company's debt agreements have certain restrictive covenants limiting the amount of cash distributions.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                  1998(1)    1997   1996(2)    1995     1994
                                  -------   ------  -------   ------   ------
For the year:
(In millions, except per Unit):
 Revenues                        $  699.4 $  725.6 $  633.7 $  585.1 $  578.7
 Depreciation, Depletion and
  Amortization                       69.3     70.2     56.9     54.1     54.1
 Operating Income                   141.1    173.3    165.0    159.0    164.1
 Net Income                          75.4    111.7    223.6    110.7    112.2
 Capital Expenditures (3)            64.3     28.3     19.3     30.7     25.8
 Net Cash Provided by Operations    164.0    190.0    171.9    165.2    155.1
 Net Income per Unit                 0.90     1.72     4.71     2.17     2.36
 Cash Distributions Declared
  per Unit                           2.28     2.20     2.02     1.96     1.67
At year end (in millions):
 Working Capital                    129.6    158.3    153.0    111.5     90.5
 Total Assets                     1,438.2  1,330.9  1,336.4    826.1    826.2
 Total Debt	                        961.0    763.4    780.8    531.4    544.4
 Partners' Capital (4)           $  405.4 $  470.3 $  491.6 $  233.9 $  223.0

Operating Data:
 Northwest Timberlands Fee Timber
  Harvested (MMBF)                    495      512      577      562      559
 Southern Timberlands Fee Timber
  Harvested (M Cunits)                764      799      127
 Northeastern Timberlands Fee
  Timber Harvested (M Tons)           131
 Lumber Production (MMBF)             635      582      461      433      388
 Plywood Production (MMSF)
  (3/8" basis)(5)                     323      312      297      294      290
 MDF Production (MMSF)
  (3/4" basis)                        132      127      113      102      123

(1) Results include the impact of the Maine Timberland Acquisition from November 12, 1998.
(2) Included in 1996 results of operations was a gain of $105.7 million related to the Newport Asset Sale. Results include the impact of the Southern Region Acquisition from October 19, 1996 and the Newport Asset Sale from October 12, 1996.
(3) Does not include $181.1 million related to the Maine Timberland Acquisition in 1998 or $560.7 million related to the Southern Region Acquisition in 1996.
(4) The Partnership issued 5.7 million Units during 1996 for net proceeds of $144.3 million.
(5) Does not include 111 MMSF, 200 MMSF and 37 MMSF for the years ended December 31, 1998, 1997 and 1996, respectively, related to production at the Joyce, Louisiana, plywood facility which was closed in July 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Events and Trends Affecting Operating Results
---------------------------------------------

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

	CURRENT MARKET CONDITIONS. Throughout 1998 there was an excess supply of logs and lumber in the U.S. market due to the economic weakness in Asia. As a result, prices for domestic logs in the Cascades Region for 1998 decreased by approximately 13% from levels experienced in 1997. The supply of logs in the Cascades Region increased significantly due to both the re-direction of export quality logs to the domestic market and an inflow of logs from British Columbia. Prices for domestic logs in the Rocky Mountain Region for 1998 declined modestly from those experienced during 1997, primarily as a result of weak lumber markets and an excess supply of logs caused by the Asian economic crisis. Pulp logs and chip prices in the Northwest generally remained weak during 1998 due to a world-wide excess supply of pulp and paper. Domestic log prices in the Southern Region for 1998 were generally comparable to those experienced during 1997. However, prices were under downward pressure during the second half of the year primarily due to an excess supply of lumber and favorable harvesting conditions. Pulp log prices in the Southern Region improved slightly compared to 1997, primarily due to log supply shortages in the first half of the year as a result of weather-related harvesting curtailments.

	Export log prices for 1998 decreased by approximately 16% from levels experienced in 1997 primarily due to the continued economic weakness in Asia. Demand for logs during 1998 remained weak due to a decline in Japanese housing starts (estimated to be 1.2 million in 1998 compared to 1.4 million in 1997), high unemployment, weakness in the Japanese yen, and low Japanese consumer confidence.

	Industry composite indices for lumber commodity prices were 16% lower in 1998 than in 1997 primarily due to the worldwide excess supply of lumber. Despite declining lumber prices, the demand for lumber remains extremely strong primarily due to a robust U.S. economy, low interest rates, healthy job growth and strong consumer confidence. Both housing starts and new home sales in 1998 were approximately 10% above the prior year's figures.
However, due to weak Asian markets, the supply of lumber in the United
States increased. The increased supply was primarily due to the re-direction of lumber that was previously targeted toward Japanese markets and increased substitution of engineered wood products. Furthermore, lumber prices in the South have experienced greater downward pressure primarily due to increased substitution of Western species and engineered wood products for Southern Yellow Pine. Board prices for 1998 in the repair and remodel markets declined by over 10% from the prior year levels. The price decline was primarily due to increased imports from European producers as a result of the weak Asian markets and increased domestic production as a result of weak dimension lumber prices. European lumber producers exported approximately three times the volume (155 MMBF or 20% of the U.S. board market) to the U.S. in 1998 compared to 1997.

	Industry composite indices for plywood commodity prices in 1998 were comparable with 1997. Commodity plywood prices were generally under downward pressure during the first half of 1998 due to continued OSB capacity expansion. OSB continues to capture a significant share of the North American Structural Panel market with approximately 49% in 1998. However, commodity plywood prices improved during the second half of 1998 primarily due to strong building activity, rising OSB prices and recent plywood plant closures. Industrial and specialty grade plywood prices remained strong during 1998.

	MDF prices in 1998 were comparable to 1997 prices. North American demand for MDF continues to grow at approximately 15% per year, primarily due to increased acceptance and expanded applications. The largest growth is occurring in applications that require high-quality panels, such as kitchen cabinets and moldings. However, despite improving demand, prices were generally under downward pressure during the fourth quarter of 1998, due to increased supply as a result of three new mills beginning operations in 1998, better operating performance by start-up mills and the re-direction to North American markets of MDF previously targeted toward Asian markets.

	COMPARABILITY OF FINANCIAL STATEMENT PERIODS. The Company has pursued and will continue to pursue the acquisition of additional timberlands to increase inventories of fee timber. On November 12, 1998, the Company completed the Maine Timberland Acquisition. On October 18, 1996, the
Company completed the Southern Region Acquisition. The Company may also, from time to time, sell timberlands and facilities if attractive opportunities arise. The Newport Asset Sale was completed on October 11, 1996. Revenues and operating income generated by the assets sold in the Newport Asset Sale were $61.0 million and $15.7 million, respectively, in 1996 and were $67.8 million and $14.6 million, respectively, in 1995. See
Item 1 Business - Acquisitions. Accordingly, the comparability of periods covered by the Company's financial statements is, and in the future may be, affected by the impact of acquisitions and divestitures.

	HARVEST PLANS. The Partnership determines its harvesting plans based on a number of factors, including age and size of, and species distribution within, its timber acreage, economic maturity of each harvest area, environmental considerations and mill requirements both in the lumber and plywood facilities and at unaffiliated mills.

	Harvest levels in the Rocky Mountain Region averaged approximately 365 MMBF in 1998 and 1997. Harvest levels in 1999 and 2000 are expected to decline slightly compared to 1998 harvest levels. By the year 2001, the Partnership anticipates that it will have nearly completed the conversion of slower growing forests to younger, more productive stands in the Rocky Mountain Region, at which time a moderate reduction in the region's harvest levels is anticipated. Harvest levels in the Cascades Region averaged 150
MMBF during 1995 to 1997 before declining approximately 10% in 1998.
Harvest levels in 1999 (including sawlogs and pulpwood) are expected to decline moderately before stabilizing in future years as the conversion of slower growing forests to younger, more productive stands nears completion. Harvest levels in the Northeast Region (including sawlogs and pulpwood) are anticipated to approximate 1 million tons in 1999 and remain stable for the foreseeable future.

	Harvest levels in the Southern Region (including sawlogs and pulpwood) were approximately 800 and 760 thousand Cunits ("M Cunits") during 1997 and
1998, respectively.   The 1999 harvest volume is expected to approximate the
level in 1998. During 1999, the Partnership will complete both the conversion of mature second growth pine timberlands into intensively managed pine plantations and its accelerated thinning operations to improve growth rates. As a result, the Partnership anticipates moderate declines in harvest levels for the next several years. Thereafter harvest levels are expected to gradually increase as the Partnership benefits from faster growing, intensively managed plantations.

	Harvest plans are influenced by inventories on fee lands, as well as projections of demand, price, availability of timber from other sources, availability of legal access and other factors that may be outside of the Partnership's control. Accordingly, actual harvest levels may vary. The Partnership believes that its harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs and lumber.

      STONE CONTAINER CORPORATION. A substantial portion of the Company's wood chips derived from manufacturing lumber and plywood ("Residual
Chips") in the Rocky Mountain Region are sold to Stone Container
Corporation under a long-term supply agreement. This agreement generally provides for market-based pricing for Residual Chips subject to certain minimum and maximum prices until December 31, 1999. If market prices for chips remain at current levels, which are below the minimum level set by the supply agreement, annual operating income related to sales of Residual Chips would be reduced by approximately $11 million starting in the year 2000.
The actual impact of the phase-out of the minimum pricing provision, however, cannot be accurately predicted, and will depend on future market prices.


Impact of the Year 2000 Issue
-----------------------------

OVERVIEW OF THE PLAN

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

	Pursuant to the Plan, the Company completed a company-wide assessment of its information technology systems in 1997 to determine the impact of the Year 2000 issue. Most of the necessary revisions to the systems and processes were completed by year-end 1998, with complete testing and verification of the systems and processes for Year 2000 compliance to occur during 1999.

ASSESSMENT OF THE COMPANY'S STATE OF READINESS

	Over the last five years the Company has replaced many of its business computer systems in order to realize cost savings and process improvements.
A majority of these replacements, all of which are Year 2000 compliant, were completed prior to the company-wide Year 2000 Issue assessment, and the related costs have been capitalized. In 1999, the replacement of the payroll and human resources system will be completed at an approximate cost of $300,000 for 1998 and an approximate cost of $110,000 for 1999. These costs will also be capitalized. Currently, the payroll and human resources system replacement is 80% complete.

	The Company's log accounting systems have required program modifications to achieve Year 2000 readiness. The program modifications and testing will be completed in early 1999 at an approximate cost of $28,000 for 1998 and an approximate cost of $7,000 for 1999. Company information systems personnel are performing all remediation efforts, and the related costs will be expensed as incurred. The log accounting systems modifications and testing are 90% complete.

	During 1998, the Company completed an inventory of the process control systems and embedded chips used in its manufacturing operations and identified the systems that could be subject to Year 2000 problems. The systems used in the lumber and plywood operations will require minimal changes, while the MDF systems will require the replacement of certain process control software. The modifications and testing of the manufacturing control systems will be completed in 1999 at an approximate cost of $33,000 for 1998 and an approximate cost of $132,000 for 1999. These costs will be expensed as incurred. Currently, the modifications and testing of the manufacturing process control systems is 75% complete.

	As part of the Company's Year 2000 Plan, service providers, vendors, suppliers and customers that are critical to the Company's operations ("Key Business Partners") have been notified and steps are being undertaken to determine their Year 2000 readiness through questionnaires, interviews, and other available means. The Company's efforts to determine the readiness of Key Business Partners and the potential impacts on the Company's operations if such Key Business Partners are not Year 2000 compliant will be ongoing through year-end 1999.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

	The Company relies on Key Business Partners for materials and services. Failure by Key Business Partners to achieve Year 2000 compliance could temporarily impact the ability of the Company to operate. However, the impact of the failure of a Key Business Partner would be limited to the extent that sufficient alternate supplies of materials or services were available.

	The Company is also dependent upon its customers for sales and cash flow. Year 2000 interruptions in its customers' operations could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. While these events are possible, the Company's customer base is broad enough to minimize the effects of individual occurrences.

CONTINGENCY PLAN

	The Company is working to evaluate the need for contingency plans to mitigate possible business disruptions. Contingency plans may include increasing raw materials inventories, securing alternate sources of supply, or modifying production schedules. Additionally, should the Company determine that certain Key Business Partners may fail to achieve Year 2000 readiness, appropriate contingency plans would be developed.

SUMMARY

	Based on the Company's assessments, Year 2000 issues relating to its information technology systems and process control systems and embedded chips used in its manufacturing operations are not expected to have a material impact on the Company's financial position, results of operations or liquidity. Furthermore, the Company will continue to monitor the progress of its Key Business Partners in achieving Year 2000 compliance, and, to the extent practicable, will develop contingency plans. However, no assurance can be given that Key Business Partners will achieve Year 2000 compliance on a timely basis, or the extent to which operations may be impacted in the event that Key Business Partners fail to achieve Year 2000 Compliance.

Results of Operations
---------------------

	The following table compares operating income by segment for the years ended December 31:

                          Operating Income by Segment
                                (In Thousands)

                                            1998       1997       1996
                                            ----       ----       ----
	Lumber.................................$   2,599  $  34,667  $  18,596
	Northern Resources.....................   73,715     98,792    119,767
	Panel..................................   14,360      8,462      5,305
	Southern Resources.....................   53,568     54,313      8,149
	Land Sales.............................   26,598     13,963     35,434
	Other..................................   (2,247)    (1,152)    (1,682)
                                          -------    -------    -------
	Total Segment Operating Income.........  168,593    209,045    185,569
	Other Costs & Eliminations.............  (27,506)   (35,764)   (20,581)
                                          -------    -------    -------
	Total..................................$ 141,087  $ 173,281  $ 164,988
                                          =======    =======    =======


	The accounting policies of the segments are substantially the same as those described in Note 1 to Notes to Combined Financial Statements. For segment purposes, however, inventories are stated at the lower of average cost or market on the first-in, first-out ("FIFO") method. Therefore, the difference in computing cost of goods sold under the LIFO and FIFO methods is included in "Other Costs & Eliminations."

1998 Compared to 1997
---------------------

	LUMBER SEGMENT. Revenues decreased by $13.2 million, or 4%, to $281.6 million in 1998, compared to $294.8 million in 1997. Excluding revenues associated with the May 1998 Meridian Acquisition, 1998 revenues decreased by $29.4 million, or 10%, to $265.4 million, compared to $294.8 in 1997.
This decrease was primarily due to lower Northwest and Southern lumber prices, offset in part by increased Southern lumber sales volume. Northwest and Southern lumber prices decreased by 12% and 13%, respectively, compared to 1997, primarily due to the worldwide overproduction of lumber resulting from weak Asian demand. Southern lumber sales volume increased by 4% compared to 1997, primarily due to the processing of additional logs following the July 1998 Southern plywood facility closure.

	Lumber Segment operating income was 1% and 12% as a percentage of its revenues for the years ended December 31, 1998 and 1997, respectively. This decrease is primarily due to the severe decline in Northwest and Southern lumber prices. Lumber Segment costs and expenses increased by $18.8 million, or 7%, to $279.0 million in 1998 compared, to $260.2 million in 1997. This increase was primarily due to $15.7 million of additional operating costs related to the Meridian Acquisition and increased Southern lumber sales volume.

	NORTHERN RESOURCES SEGMENT. Revenues decreased by $23.6 million, or 9%, to $250.3 million in 1998, compared to $273.9 million in 1997. This decrease was primarily due to declining harvest levels in the Cascades Region, lower Rocky Mountain and Cascades Regions domestic log prices, lower export log prices and the re-direction of export quality logs to the domestic market, offset in part by $5.8 million of additional revenues as a result of the Maine Timberland Acquisition. An approximate 15% planned decline in the sawlog harvest level in the Cascades Region decreased revenue by approximately $13 million. (See Item 7. Management's Discussion and Analysis
- Events and Trends Affecting Operating Results - Harvest Plans.) Rocky
Mountain and Cascades Regions domestic prices decreased by 4% and 13%, respectively, compared to 1997, primarily as a result of weak lumber markets and an excess supply of logs. Export prices decreased by 16%, and approximately 35% of export quality logs were re-directed to the domestic market, primarily due to a decline in Japanese demand for logs.

	Northern Resources Segment operating income was 29% and 36% as a percentage of its revenues for the years ended December 31, 1998 and 1997, respectively. This decrease is primarily due to the decline in domestic and export log prices and the re-direction of export quality logs to the domestic market. Northern Resources Segment costs and expenses increased by $1.5 million, or 1%, to $176.6 million in 1998, compared to $175.1 million in 1997. This increase was primarily due to $4.5 million of additional costs as a result of the Maine Timberland Acquisition, offset in part by a decrease in harvesting costs in the Cascades Region as a result of reduced harvest levels.

	PANEL SEGMENT. Revenues increased by $5.0 million, or 3%, to $154.6 million in 1998, compared to $149.6 million in 1997. This increase was primarily due to increased MDF and plywood sales volume and higher plywood prices. MDF sales volume increased by 7% compared to 1997, primarily due to increased production as a result of operational improvements. Plywood sales volume increased by 2% compared to 1997, primarily due to additional shifts and improved fiber recovery. Plywood prices increased by 2% compared to 1997, primarily due to a higher value product mix.

	Panel Segment operating income was 9% and 6% as a percentage of its revenues for the years ended December 31, 1998 and 1997, respectively, primarily due to lower MDF raw material costs and higher plywood prices. Panel Segment costs and expenses decreased by $0.9 million, or 1%, to $140.3 million in 1998, compared to $141.2 million in 1997. This decrease was primarily due to reduced MDF raw material costs, offset in part by increased MDF and plywood sales volume.

	SOUTHERN RESOURCES SEGMENT. Revenues decreased by $0.7 million, to $118.4 million in 1998, compared to $119.1 million in 1997. This decrease is primarily due to a 7% decline in Southern domestic log sales volume, offset in part by slightly higher Southern pulp log prices and increased in-woods chipping operations.

	Southern Resources Segment operating income was 45% and 46% as a percentage of its revenues for the years ended December 31, 1998 and 1997, respectively. Southern Resources Segment costs and expenses remained flat year to year, with $64.8 million of costs and expenses in each of 1998 and 1997.

	LAND SALES SEGMENT. Revenues increased by $14.9 million, or 83%, to $32.8 million in 1998, compared to $17.9 million in 1997. This increase was primarily due to two large land sales consummated in the fourth quarter of 1998 for total proceeds of $17.7 million.

	Land Sales Segment operating income was 81% and 78% as a percentage of its revenues for the years ended December 31, 1998 and 1997, respectively. Land Sales Segment costs and expenses increased by $2.3 million, or 59%, to $6.2 million in 1998, compared to $3.9 million in 1997, primarily due to additional sales.

	Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased operating income by $27.5 million in 1998, compared to $35.8 million in 1997. The change in Other Costs and Eliminations of $8.3 million is primarily due to a decrease in the deferral of intercompany log profit elimination, offset in part by increased corporate overhead. The profit on intercompany log sales is deferred (eliminated) until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties (at which time intercompany profit is recognized). During 1998, intercompany log profit of $6.2 million was released while $7.8 million was deferred during 1997. The increase in operating income due to intercompany log profit is primarily due to the build-up of log inventories in Southern Resources in the fourth quarter of 1997 and the subsequent processing of these logs in the first quarter of 1998 during weather-related harvest restrictions. Similar log inventories were not built-up during the fourth quarter of 1998. The decrease in operating income due to corporate overhead is primarily due to achieving the fifth and final target under the Company's 1994 Long-Term Incentive Plan and Key Employee Long-Term Incentive Plan in April 1998. The expense related to these plans was approximately $13.3 million in 1998, compared to $7.8 million in 1997. A portion of the increase was offset by lower incentive compensation accruals due to lower earnings levels.

	Reorganization Costs of $4.8 million are costs associated with the proposed conversion of the Partnership to a REIT. See Note 2 of Notes to Combined Financial Statements. Reorganization Costs consist of fees for legal, investment banking and tax consultants, as well as printing and other related costs. Reorganization costs are being expensed as incurred.

	The income allocated to the General Partner increased by $1.8 million to $33.7 million for 1998, compared to $31.9 million for 1997, primarily due to higher quarterly distributions to Unitholders. Net income is allocated to the General Partner based on two percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Limited Partners, which totaled $2.26 per Unit for the year ended 1998, compared to $2.16 per Unit for the year ended 1997.


1997 Compared to 1996
---------------------

	LUMBER SEGMENT. Revenues increased by $55.5 million, or 23%, to $294.8 million in 1997, compared to $239.3 million in 1996. This increase was due to additional revenues of $83.0 million from the Southern lumber facilities and increased lumber sales prices, offset in part by lower lumber sales volumes and decreased Northwest chip revenues. Lumber sales prices in the Northwest increased by 3%, primarily due to strength in the U.S. housing market and the reduction in supply of certain preferred western species. Northwest lumber sales volume decreased by 15% compared to 1996, primarily due to the October 1996 sale of the Arden sawmill in Colville, Washington.
Wood chip sales volume decreased compared to 1996 due to the sale of the Arden sawmill.

	Lumber Segment operating income was 12% and 8% as a percentage of its revenues for the years ended December 31, 1997 and 1996, respectively. This increase was primarily due to higher Northwest lumber prices and the Southern Region Acquisition. Lumber Segment costs and expenses increased by $39.5 million, or 18%, to $260.2 million in 1997, compared to $220.7 million in 1996. This increase was primarily due to $72.8 million of additional costs related to the Southern lumber facilities, offset in part by lower Northwest lumber sales volumes.

	NORTHERN RESOURCES SEGMENT. Revenues decreased by $34.9 million, or 11%, to $273.9 million in 1997, compared to $308.8 million in 1996. This decrease was primarily due to a decline in Rocky Mountain Region log sales volume, lower export sales volume, and a decrease in export log sales prices. Domestic log sales volume in the Rocky Mountain Region decreased by 14% compared to 1996, as a result of the October 1996 sale of 107,000 acres of timberlands. Export sales volumes decreased by 17% primarily as a result of the re-direction of export quality logs to the domestic market due to weak export markets. Export prices decreased by 7% compared to 1996, due to decreased demand as a result of the weakness in Japan's domestic economy and an increase in the global supply of logs targeted toward the Japanese market.

	Northern Resources Segment operating income was 36% and 39% as a percentage of its revenues for the years ended December 31, 1997 and 1996, respectively. This decrease was primarily due to higher log and haul costs in the Rocky Mountain Region and lower export log sales prices. Northern Resources Segment costs and expenses decreased by $13.9 million, or 7%, to $175.1 million in 1997, compared to $189.0 million in 1996. This decrease was primarily due to the decline in Rocky Mountain Region log sales volume, offset in part by increased log and haul costs in the Rocky Mountain Region. Rocky Mountain Region log and haul costs increased by 8% as a result of more expensive logging methods.

	PANEL SEGMENT. Revenues increased by $10.7 million, or 8%, to $149.6 million in 1997, compared to $138.9 million in 1996. This increase was primarily due to higher plywood and MDF sales volumes, offset in part by lower MDF sales prices. Plywood sales volume in the Northwest increased by 8% compared to 1996, primarily as a result of increased production due to additional production shifts and capital improvements. MDF sales volume increased by 13% primarily due to greater efficiencies from high-energy refiners that were installed in the third quarter of 1995. MDF sales prices decreased by 6% primarily as a result of industry capacity expansion and aggressive pricing by start-up mills.

	Panel Segment operating income was 6% and 4% as a percentage of its revenues for the years ended December 31, 1997 and 1996, respectively.
Panel Segment costs and expenses increased by $7.6 million, or 6%, to $141.2 million in 1997, compared to $133.6 million in 1996. This increase was primarily due to higher plywood and MDF sales volumes, offset in part by lower MDF raw materials and production costs.

	SOUTHERN RESOURCES SEGMENT. Revenues increased by $100.8 million to $119.1 million in 1997, compared to $18.3 million in 1996. This increase was due to the October 1996 Southern Region Acquisition. Prior to October 1996 the Partnership had no operations in the South.

	Southern Resources Segment operating income was 46% and 45% as a percentage of its revenues for the years ended December 31, 1997 and 1996, respectively. Southern Resources Segment costs and expenses increased by $54.7 million to $64.8 million in 1997, compared to $10.1 million in 1996. This increase was due to the October 1996 Southern Region Acquisition.

	LAND SALES SEGMENT. Revenues decreased by $24.4 million, or 58%, to $17.9 million in 1997, compared to $42.3 million in 1996. This decrease was the result of 3,350 acres of "higher and better use" land being sold in 1997 compared to sales of 21,600 acres in 1996. (See Item 1. Business - Land Sales Segment.)

	Land Sales Segment operating income was 78% and 84% as a percentage of its revenues for the years ended December 31, 1997 and 1996, respectively. Land Sales Segment costs and expenses decreased by $3.0 million, or 43%, to $3.9 million in 1997, compared to $6.9 million in 1996.

	Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased operating income by $35.8 million in 1997, compared to $20.6 million in 1996. The variance of $15.2 million was primarily due to an increase in both corporate overhead and the deferral of intercompany profit. The increase in corporate overhead is primarily due to expense resulting from the achievement of a Unit Value Target ("UVT") under the Company's 1994 Long-Term Incentive Plan and Key Employee Long-Term Incentive Plan during the third quarter of 1997 and the addition of the Southern Region. The increase in deferred intercompany log profit was a result of increasing inventory levels in 1997. Mill log inventories levels in the Southern Region increased as a result of anticipated weather-related harvesting curtailments during the first quarter of 1998 and, in the Northwest, due to favorable harvesting conditions during the fourth quarter of 1997. The profit on intercompany log sales is deferred (eliminated) until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties (at which time intercompany profit is recognized). The achievement of a UVT under the Company's Long-Term Incentive Plan and Key Employee Long-Term Incentive Plan resulted in $7.8 million of expense in 1997, the majority of which was included in selling, general and administrative expenses, compared to an expense of $3.9 million in 1996.

	Interest expense increased by $10.3 million, or 21%, to $60.4 million in 1997, compared to $50.1 million in 1996, primarily due to the issuance of $200 million of senior notes in the fourth quarter of 1996 related to the Southern Region Acquisition. Gain on disposition of assets in 1996 included $105.7 million related to the Newport Asset Sale.

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

Export Sales
------------

	The Company sells logs and finished wood products for export. These sales are denominated in U.S. dollars and are generally sold to Pacific Rim countries, principally Japan, and to Canada and Europe. Combined export revenues as a percentage of total revenues were 5%, 9% and 11% for 1998, 1997, and 1996, respectively.


Financial Condition and Liquidity
---------------------------------

	Net cash provided by operating activities was $164.0 million, $190.0 million and $171.9 million for 1998, 1997 and 1996, respectively. The decrease of $26.0 million in 1998 was primarily due to lower net income of $36.3 million, offset in part by a positive working capital variance of $5.9 million and an increase in Other operating cash flow adjustments of $5.8 million. The positive working capital variance is primarily related to a favorable $12.0 million fluctuation in Inventories and a favorable $5.6 million fluctuation in Other Current Liabilities, offset in part by an unfavorable $10.0 million fluctuation in Other Current Assets. The favorable Inventory fluctuation is primarily due to the build-up of log inventories in the Company's Southern Region in the fourth quarter of 1997 and the subsequent processing of these logs in the first quarter of 1998 during weather-related harvesting curtailments. The Southern Region did not build similar log inventories in the fourth quarter of 1998. The favorable Other Current Liabilities fluctuation is primarily due to the partially deferred funding of the fifth target of the Company's 1994 long-term incentive plans until the first quarter of 1999. In January 1999, a final payment of $6.2 million was made in connection with the funding of the 1994 Plans. The unfavorable Other Current Assets fluctuation is primarily due to the collection of a $9.9 million installment note receivable in the first quarter of 1997 related to a fourth quarter 1996 "higher and better use" land sale. Other operating cash flow adjustments increased operating cash flow by $7.4 million for 1998, compared to $1.6 million for 1997. The increase of $5.8 million was primarily due to the amortization of expense associated with the 1994 long-term incentive plans and land basis associated with "higher and better use" land sales. On December 31, 1998, the Company had $113.8 million of cash and cash equivalents.

	The increase of net cash provided by operating activities of $18.1 million in 1997 is primarily the result of a favorable $13.3 million fluctuation in depreciation, depletion and amortization and a favorable working capital variance of $6.9 million. The increase in depreciation, depletion and amortization is primarily due to increased harvest activity as a result of the Southern Region Acquisition.

	The Partnership has an unsecured revolving line of credit ("Line of Credit") with a group of banks. Subject to customary covenants, the Line of Credit allows the Partnership to borrow up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Line of Credit matures on December 13, 2001 and bears a floating rate of interest.
As of December 31, 1998, the Partnership had $200 million outstanding under the Line of Credit with $25 million remaining availability. As of January 4, 1999, $100 million of borrowings on the Line of Credit were repaid.

	On November 12, 1998, the Partnership acquired 905,000 acres of forest lands in central Maine from S.D. Warren Company, a Pennsylvania company, for a total purchase price of $181.1 million. See Note 3 to Notes to Combined Financial Statements. The acquisition was financed with approximately $4.0 million in cash and the balance with unsecured promissory notes that were issued to the seller. The notes have an average maturity of approximately
10 years. The face amount of the unsecured promissory notes totals $171.4 million, with the stated interest rates ranging from 7.62% to 7.83%. The fair market value of the notes is $177.0 million, reflecting a note premium due to the notes' above market interest rates. See Note 7 of Notes to Combined Financial Statements.

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

	The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sale of assets, cash distributions and the incurrence of indebtedness. In addition, the Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with its debt covenants as of December 31, 1998.

	With the exception of the Line of Credit, all of the Company's lenders have provided written consents to the Conversion Transaction. See Note 2 of Notes to Combined Financial Statements. Management expects to receive the consent of its Line of Credit lenders. Should the consent not be obtained, the General Partner believes a replacement line of credit could be obtained on substantially similar terms, with no material impact to the Company's financial position, results of operations or liquidity.

	The Partnership distributed $0.57 per Unit for the fourth quarter of 1998. The distribution equaled $35.5 million (including $9.1 million to the General Partner), and was paid on February 25, 1999 to Unitholders of record on February 12, 1999. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

	Cash required to meet the Company's quarterly cash distributions, capital expenditures and principal and interest payments will be significant. As a result of the indebtedness incurred to finance the Maine Timberland Acquisition and as a result of current and expected operating performance, the General Partner expects that the Partnership may not be able to incur significant levels of additional indebtedness in 1999, under the terms of its current debt agreements. The General Partner believes, however, that borrowings under its Line of Credit, cash otherwise on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, distributions, and interest and principal payments in 1999.

	CAPITAL EXPENDITURES. Capital expenditures were $64.3 million, $28.3 million, and $19.3 million for 1998, 1997 and 1996, respectively, excluding $181.1 million related to the Maine Timberland Acquisition in 1998 and $560.7 million related to the Southern Region Acquisition in 1996. Capital expenditures in 1998 included the reconfiguration of the Joyce, Louisiana facility and the Meridian Acquisition, as well as approximately $14 million for equipment replacements and upgrades in our manufacturing facilities and approximately $15 million primarily for logging roads, reforestation and expenditures related to our timberlands. Approximately $26 million was invested during 1998 at Joyce, Louisiana to construct a state-of-the-art, high volume sawmill. In May 1998, the Partnership completed the Meridian Acquisition for $9.4 million (which includes $4.0 million of working capital).

	Planned capital expenditures for 1999 are $28 million. Planned capital expenditures include approximately $5 million to complete the construction of the Joyce, Louisiana sawmill, $8 million for replacement and equipment upgrades in our manufacturing facilities and $15 million for logging roads, reforestation and expenditures related to our timberlands.


Other Information
-----------------

	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. The implementation of SFAS 133 is required for financial statements issued for periods beginning after June 15, 1999; earlier application is permitted. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

	Approximately $761 million of the Partnership's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1998 was LIBOR plus 0.40% (7.0%), however, this rate could range from LIBOR plus 0.35% to LIBOR plus 0.875% depending on financial results of the Partnership.

December 31, 1998:

Long-term
debt,
including
current                                                                Fair
portion   1999     2000     2001     2002     2003 Thereafter  Total   Value
------------------------------------------------------------------------------
Fixed
Rate   $ 18,812 $ 27,392 $ 27,423 $ 27,458 $ 27,494 $632,429 $761,008 $822,775
Avg.
Interest
Rate       9.0%     8.9%     8.8%     8.7%     8.6%     8.3%
Variable
Rate                     $ 200,000                           $200,000 $200,000

As of January 4, 1999, the Partnership had repaid $100 million of borrowings on the variable rate debt.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION
--------------------------------------------------------------------

                           PLUM CREEK TIMBER COMPANY, L. P.
                            COMBINED STATEMENT OF INCOME

                                                    Year Ended December 31,
                                                    -----------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
                                                (In Thousands, Except Per Unit)
Revenues......................................$  699,370 $  725,571 $  633,741
                                               ---------  ---------  ---------
Costs and Expenses:
     Cost of Goods Sold.......................   505,366    503,259    429,897
     Selling, General and Administrative......    52,917     49,031     38,856
                                               ---------  ---------  ---------
      Total Costs and Expenses................   558,283    552,290    468,753
                                               ---------  ---------  ---------

Operating Income..............................   141,087    173,281    164,988

Interest Expense..............................   (60,622)   (60,364)   (50,141)
Interest Income...............................     1,042      1,113      1,291
Gain (Loss) on Disposition of Assets - Net....      (805)    (1,223)   108,852
Reorganization Costs..........................    (4,763)
Other Expense - Net...........................        14     (1,031)
                                               ---------  ---------  ---------

Income before Income Taxes....................    75,953    111,776    224,990
Provision for Income Taxes....................       517         80      1,391
                                               ---------  ---------  ---------

Net Income....................................$   75,436 $  111,696 $  223,599


General Partner Interest......................    33,713     31,918     27,777
                                               ---------  ---------  ---------

Net Income Allocable to Unitholders...........$   41,723 $   79,778 $  195,822
                                               =========  =========  =========

Net Income per Unit...........................$     0.90 $     1.72 $     4.71
                                               =========  =========  =========

See accompanying Notes to Combined Financial Statements.


                      PLUM CREEK TIMBER COMPANY, L. P.
                          COMBINED BALANCE SHEET

                                                      						December 31,
                                                            ------------
                                                        1998            1997
                                                        ----            ----
                                                           (In Thousands)
ASSETS
Current Assets:
  Cash and Cash Equivalents........................$   113,793     $   135,381
  Accounts Receivable..............................     32,007          28,698
  Inventories......................................     55,963          58,956
  Timber Contract Deposits.........................      2,647           3,711
  Other Current Assets.............................      6,053           5,508
                                                     ---------       ---------
                                                       210,463         232,254

Timber and Timberlands - Net.......................  1,030,484         887,694
Property, Plant and Equipment - Net................    186,179         163,556
Other Assets.......................................     11,117          17,393
                                                     ---------       ---------
Total Assets.......................................$ 1,438,243     $ 1,300,897
                                                     =========       =========

LIABILITIES
Current Liabilities:
  Current Portion of Long-Term Debt................$    18,400     $    18,400
  Accounts Payable.................................     15,320          12,990
  Interest Payable.................................     10,964           9,556
  Wages Payable....................................     14,795          17,156
  Taxes Payable....................................      4,081           4,757
  Workers' Compensation Liabilities................      1,550           1,450
  Other Current Liabilities........................     15,766           9,683
                                                     ---------       ---------
                                                        80,876          73,992

Long-Term Debt.....................................    742,608         584,000
Line of Credit.....................................    200,000         161,000
Workers' Compensation Liabilities..................      7,495           8,466
Other Liabilities..................................      1,849           3,102
                                                     ---------       ---------
Total Liabilities..................................  1,032,828         830,560
                                                     =========       =========

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units............................    406,857         469,824
General Partner....................................     (1,442)            513
                                                     ---------       ---------
Total Partners' Capital............................    405,415         470,337
                                                     ---------       ---------
Total Liabilities and Partners' Capital............$ 1,438,243     $ 1,300,897
                                                     =========       =========

See accompanying Notes to Combined Financial Statements.

                      PLUM CREEK TIMBER COMPANY, L. P.
                      COMBINED STATEMENT OF CASH FLOWS

                                                   Year Ended December 31,
                                                   -----------------------
                                              1998         1997          1996
                                              ----         ----          ----
                                                      (In Thousands)
Cash Flows From Operating Activities:
 Net Income..............................$   75,436    $  111,696   $  223,599
 Adjustments to Reconcile Net Income to
  Net Cash Provided By Operating Activities:
   Depreciation, Depletion and
    Amortization.........................    69,287        70,243       56,945
   Loss (Gain) on Property
    Dispositions - Net...................       805         1,223     (108,852)
   Working Capital Changes, net of effect
    of business acquisitions and disposition:
    Accounts Receivable..................    (3,309)       (5,001)       8,053
    Inventories..........................     6,974        (5,072)      (1,052)
    Timber Contract Deposits.............     1,064         2,276        1,663
    Other Current Assets.................      (513)        9,517      (10,579)
    Accounts Payable.....................     2,330          (453)      (2,328)
    Interest Payable.....................     1,408            26        1,987
    Wages Payable........................    (2,361)        3,969          (77)
    Taxes Payable........................      (676)         (518)        (661)
    Workers' Compensation Liabilities....       100                       (868)
    Other Current Liabilities............     6,083           471        2,148
   Other.................................     7,376         1,599        1,970
                                            -------       -------      -------
Net Cash Provided By Operating Activities   164,004       189,976      171,948
                                            -------       -------      -------
Cash Flows From Investing Activities:
 Southern Region Acquisition.............                             (555,966)
 Proceeds from Newport Asset Sale........                              148,676
 Business Acquisitions...................   (12,353)
 Additions to Other Properties...........   (54,927)      (28,348)     (19,280)
 Proceeds from Other Property
  Dispositions...........................     1,457           917        7,329
 Other...................................       (11)         (649)
                                            -------       -------      -------
 Net Cash Used In Investing Activities...   (65,834)      (28,080)    (419,241)
                                            -------       -------      -------
Cash Flows From Financing Activities:
 Cash Distributions......................  (140,358)     (133,007)    (110,116)
 Borrowings on Lines of Credit and
  Bridge Facility........................   695,000       814,950      948,250
 Payments on Lines of Credit and
  Bridge Facility........................  (656,000)     (814,950)    (884,750)
 Issuance of Long-Term Debt..............                              200,000
 Retirement of Long-Term Debt............   (18,400)      (17,400)     (14,100)
 Issuance of Limited Partner Units.......                              144,297
                                            -------       -------      -------
 Net Cash Provided By (Used In) Financing
  Activities.............................  (119,758)     (150,407)     283,581
                                            -------       -------      -------
Increase (Decrease) in Cash and Cash
 Equivalents.............................   (21,588)       11,489       36,288
Cash and Cash Equivalents:
 Beginning of Year.......................   135,381       123,892       87,604
                                            -------       -------      -------
 End of Year.............................$  113,793    $  135,381   $  123,892
                                            =======       =======      =======

Supplementary Cash Flow Information
-----------------------------------
Cash paid during the year for:
 Interest Paid - Net.....................$   58,785    $   59,650   $   46,635
 Income Taxes Paid - Net.................$      362    $      737   $      972

Noncash investing and financing activities:
 Business Acquisition....................$  177,060
 Issuance of Unsecured Debt for
  Business Acquisition...................$  177,060

See accompanying Notes to Combined Financial Statements.




                          PLUM CREEK TIMBER COMPANY, L. P.
                       NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1.  ACCOUNTING POLICIES

	BASIS OF PRESENTATION. Plum Creek Timber Company, L.P. (the "Partnership"), a Delaware limited partnership, Plum Creek Manufacturing, L.P. ("Manufacturing"), and Plum Creek Marketing, Inc. ("Marketing"), own, manage and operate approximately 3.3 million acres of timberland and eleven wood products conversion facilities in the Northwest, Southern and Northeastern United States. The Partnership owns 98 percent of Manufacturing and 96 percent of Marketing. Plum Creek Management Company, L.P. (the "General Partner"), manages the businesses of the Partnership, Manufacturing and Marketing and owns the remaining two percent general partner interest of Manufacturing and four percent of Marketing. As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing and Marketing.

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

	NET INCOME PER UNIT. Net income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Partnership net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 46,323,300, 46,323,300 and 41,619,803 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

	INVENTORIES. Logs, work-in-process, and finished goods inventories are stated at the lower of average cost or market on the last-in, first-out ("LIFO") method. Cost for manufactured inventories includes raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories includes timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead. The average cost method is used to value the Company's supplies inventories.

	TIMBER AND TIMBERLANDS. Timber and timberlands, including logging roads, are stated at cost less depletion for timber previously harvested and accumulated amortization. Cost of the Partnership's timber harvested is determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information gathering techniques. For timberlands located in the Southern and Northeastern United States, estimates of future growth and costs related thereto are also made. The cost of logging roads is amortized over the estimated useful life on a straight-line basis.

	PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Improvements and replacements are capitalized. Depreciation is provided for on a straight-line basis for buildings and improvements (over 20 to 31-1/2 years) and on a unit-of-production basis for machinery and equipment, which approximates a straight-line basis. Maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

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

	EMPLOYEE PENSION AND RETIREMENT PLANS. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), in 1998.
The provisions of SFAS 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. See
Note 11 to Notes to Combined Financial Statements.

	UNIT-BASED COMPENSATION PLANS. The Company accounts for Unit-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 12 to Notes to Combined Financial Statements for discussion of the above referenced plans.

	SEGMENT REPORTING. The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") in 1998.
SFAS 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. Prior year amounts have been restated in order to conform to the 1998 presentation. See
Note 15 to Notes to Combined Financial Statements.

	NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes a new model for accounting for derivatives and hedging activities. The implementation of SFAS 133 is required for financial statements issued for periods beginning after June 15, 1999; early application is permitted. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

NOTE 2.  REORGANIZATION

	On June 8, 1998 the Partnership announced that the Board of Directors of PC Advisory Corp. I ("Advisory Corp"), the ultimate general partner of the Partnership, had authorized the Partnership to seek approval from its Unitholders to convert (the "Conversion Transaction") its structure from a publicly traded Master Limited Partnership into a publicly traded Real Estate Investment Trust (the "REIT"). The Conversion Transaction is conditioned upon the approval of the holders of two-thirds of the Partnership's outstanding Units. In connection with the Conversion Transaction, the Unitholders will exchange, on a one-for-one basis, their Units for shares of common stock in the REIT. The General Partner will exchange its general partner interest in the Partnership and Manufacturing and its interest in Marketing for a 27% equity interest in the REIT and will also receive certain control rights. The solicitation of Unitholder approval of the Conversion Transaction and the exchange of shares in the REIT for the Partnership's outstanding Units was made by means of a proxy statement/prospectus provided to the Unitholders of record as of January 22, 1999. Reorganization costs are being expensed in the period incurred and are reflected as a separate line item in the financial statements.

	On September 11, 1998, a Unitholder, individually and as a purported representative of all Unitholders as of June 8, 1998 (the "Plaintiff'), filed a purported class action lawsuit (the "Action") in the Court of Chancery in the State of Delaware against the Partnership, the General Partner and Advisory Corp (collectively the "Plum Creek Defendants"), alleging that the General Partner's receipt of a 27% equity interest in the REIT violates the General Partner's and Advisory Corp's fiduciary duties to the Unitholders.

	On November 17, 1998, the Plaintiff filed an amended complaint which also challenged the General Partners' receipt of certain special voting and board nomination rights. On December 17, 1998, the Delaware Court of Chancery granted the Plum Creek Defendants' motion to dismiss. On January 11, 1999, the Plaintiff filed a notice of appeal in the Supreme Court of the State of Delaware with respect to the Action. The Plum Creek Defendants intend to continue to vigorously defend themselves in connection with this appeal.

	On February 8, 1999, the Plaintiff in the Action, individually and as a purported representative of all Unitholders, filed a second purported class action lawsuit in the Court of Chancery in the State of Delaware against the Plum Creek Defendants. This new action alleges that the Partnership's proxy statement/prospectus, included in a registration statement filed with the Securities and Exchange Commission on January 28, 1999, is false and misleading. The proxy statement/prospectus has been provided to all Unitholders of record as of January 22, 1999 in connection with the Special Meeting of Unitholders scheduled for March 22, 1999, at which approval of the Conversion Transaction will be sought. The Plaintiff claims that, through alleged misstatements and omissions, the General Partner and its affiliate have breached a fiduciary duty of candor to the Unitholders. The Plum Creek Defendants dispute the Plaintiff's allegations and intend to defend themselves vigorously.

	The General Partners' decision to proceed with the Conversion Transaction is in the sole discretion of the General Partner, subject to receipt of the requisite Unitholder's approval and satisfaction of the other conditions precedent in the Conversion Agreement. The General Partner currently expects to delay the consummation of the Conversion Transaction until the Action, including the appeal and any additional claims that may be brought, is fully resolved to the General Partners' satisfaction.

NOTE 3.  ACQUISITION

	On November 12, 1998, the Partnership acquired 905,000 acres of forest lands in central Maine (the "Maine Timberland Acquisition") from S.D. Warren Company, a Pennsylvania corporation, for a purchase price of $180.0 million, plus $300,000 for working capital. As part of the acquisition, the Partnership entered into a long-term fiber agreement to supply fiber to S.D. Warren Company's paper facility in Skowhegan, Maine at prevailing market prices. The acquisition was accounted for as a purchase and the operations of the business acquired have been included in the Company's combined financial statements from the date of acquisition. The total purchase price of $181.1 million, including $700,000 of acquisition costs and $105,000 of assumed liabilities, was allocated as follows (in thousands):

	Timber and Timberlands....................................$      177,618
	Property, Plant and Equipment.............................         2,940
	Other Assets..............................................           590
                                                                  -------
	Total Assets Acquired.....................................$      181,148
                                                                  =======
	Total Liabilities Assumed.................................$          105
                                                                  =======

	The acquisition was financed with approximately $4 million cash and the balance with unsecured promissory notes that were issued to the seller
(Senior Notes due 2011, see Note 7 to Notes to Combined Financial
Statements). The Senior Notes due 2011 have an average maturity of 10 years with effective interest rates ranging from 7.16% to 7.32%.

	The unaudited combined results of operations of the Company on a pro forma basis as though the Maine Timberland Acquisition and the issuance of the Senior Notes due 2011 had occurred as of the beginning of the years ended December 31, 1998 and 1997 were as follows (in thousands, except per Unit):


                                                       1998        1997
                                                       ----        ----
	Revenues..........................................$  739,000  $  774,032
	Net Income........................................    73,540     110,987
	Net Income Allocable to Unitholders...............    39,865      79,083
	Net Income per Unit...............................$     0.86  $     1.71

	The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the Maine Timberland Acquisition occurred as of those dates or of results which may occur in the future.


NOTE 4.  ACCOUNTS RECEIVABLE

	Accounts receivable were presented net of allowances for doubtful accounts of $1,323,000 and $1,285,000 at December 31, 1998 and 1997,
respectively.


NOTE 5.  INVENTORIES

	Inventories consisted of the following at December 31  (in thousands):

                                                        1998        1997
                                                        ----        ----
	Raw materials (logs)..............................$   25,129  $   29,177
	Work-in-process...................................     6,554       6,108
	Finished goods....................................    15,831      15,295
	Export logs.......................................        53         715
                                                       ------      ------
                                                       47,567      51,295
	Supplies..........................................     8,396       7,661
                                                       ------      ------
	Total.............................................$   55,963  $   58,956
                                                       ======      ======

	Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at December 31, 1998 and 1997 was $46.9 million and $50.0 million, respectively.


NOTE 6.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

	Timber and timberlands consisted of the following at December 31 (in thousands):

                                                       1998        1997
                                                       ----        ----
	Timber and logging roads - net....................$  907,830  $  789,513
	Timberlands.......................................   122,654      98,181
                                                    ---------   ---------
	Timber and Timberlands - net......................$1,030,484  $  887,694
                                                    =========   =========

	Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                       1998        1997
                                                       ----        ----
	Land, buildings and improvements..................$   66,714  $   61,155
	Machinery and equipment...........................   275,149     235,349
                                                      -------     -------
                                                      341,863     296,504
	Accumulated depreciation..........................  (155,684)   (132,948)
                                                      -------     -------
	Property, Plant and Equipment - net...............$  186,179  $  163,556
                                                      =======     =======


NOTE 7.  BORROWINGS

	Long-term debt and the Line of Credit consisted of the following at December 31 (in thousands):

                                                       1998        1997
                                                       ----        ----
	Senior Notes due 2007.............................$  122,000  $  130,300
	First Mortgage Notes due 2007.....................   112,000     122,100
	Senior Notes due 2009.............................   150,000     150,000
	Senior Notes due 2011.............................   177,008
	Senior Notes due 2016.............................   200,000     200,000
	Line of Credit....................................   200,000     161,000
                                                      -------     -------
	Total Long-Term Debt..............................   961,008     763,400
	Less: Current Portion.............................   (18,400)    (18,400)
                                                      -------     -------
	Long-Term Portion.................................$  942,608  $  745,000
                                                      =======     =======

	On November 12, 1998, the Partnership issued $171.4 million of senior notes (the "Senior Notes due 2011") to S.D. Warren Company to finance the Maine Timberland Acquisition. The Company recorded a premium on the Senior Notes due 2011 of $5.6 million to reflect the market value of the notes at the date of issuance. The premium will be amortized using the effective interest rate method over the terms of the notes. The Senior Notes due 2011 mature in 2007 through 2011 and bear interest at rates ranging from 7.62% to 7.83%, payable quarterly. The effective interest rates on the Senior Notes due 2011 range from 7.16% to 7.32%.

	The Partnership has an unsecured revolving line of credit ("Line of Credit") which matures on December 13, 2001 and bears interest at a floating rate (7.0% as of December 31, 1998 and 1997). The weighted average interest rate for borrowings under the Line of Credit during 1998 and 1997 was 5.9% and 6.1%, respectively. Borrowings on the Line of Credit fluctuate daily based on cash needs. Subject to customary covenants, the Line of Credit allows the Partnership to borrow from time to time up to $225 million, including up to $20 million of standby letters of credit issued on behalf of the Partnership and Manufacturing. As of December 31, 1998, $25 million remained available for borrowing under the Line of Credit and the Company had no outstanding standby letters of credit. As of January 4, 1999, the Partnership had repaid $100 million of the borrowings under the Line of Credit.

	The Senior Notes due 2007 and the First Mortgage Notes due 2007 bear interest at 11.125%, payable semiannually. The Senior Notes due 2009 bear interest at 8.73%, payable semiannually. The Senior Notes due 2016 mature in 2006 through 2016 and bear interest at rates ranging from 7.74% through 8.05%, payable semiannually. The Senior Notes, excluding the Senior Notes due 2011, and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities as these notes. At December 31, 1998 and 1997, the premium that would have been due upon early retirement would have approximated $146 million and $116 million, respectively. The four series of senior notes are unsecured. The First Mortgage Notes are collateralized by a significant portion of the property, plant and equipment of Manufacturing and are guaranteed by the Partnership.

	The aggregate maturities on the Senior Notes and the First Mortgage Notes (collectively the "Note Agreements") and the Line of Credit are as follows (in thousands):

                                                    Note          Line
                                                 Agreements     Of Credit
                                                 ----------     ---------
	1999........................................... $  18,812
	2000...........................................    27,392
	2001...........................................    27,423      $ 200,000
	2002...........................................    27,458
	2003...........................................    27,494
	Thereafter.....................................   632,429

	All principal and interest payments due under the Note Agreements are nonrecourse to the General Partner. The Note Agreements and the Line of Credit contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the incurrence of indebtedness. In addition, the Line of Credit requires the maintenance of a required interest coverage ratio. The Company was in compliance with such covenants at December 31, 1998 and 1997.


NOTE 8.  FINANCIAL INSTRUMENTS

	The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the Company's debt, based on current interest rates for similar obligations with like maturities, was approximately $1.02 billion and $843 million and was carried at $961 million and $763 million as of December 31, 1998 and 1997, respectively.


NOTE 9.  PARTNERS' CAPITAL

	The changes in Partners' Capital were as follows (in thousands):

                                      Limited      General
                                      Partners     Partner        Total
                                      --------     -------        -----
	January 1, 1996....................$  234,117   $    (249)   $ 233,868
	Net Income.........................   195,822      27,777      223,599
	Cash Distributions.................   (84,131)    (25,985)    (110,116)
	Issuance of Limited Partner Units..   144,297                  144,297
                                       -------     -------      -------
	December 31, 1996..................   490,105       1,543      491,648
	Net Income.........................    79,778      31,918      111,696
	Cash Distributions.................  (100,059)    (32,948)    (133,007)
                                       -------     -------      -------
	December 31, 1997..................   469,824         513      470,337
	Net Income.........................    41,723      33,713       75,436
	Cash Distributions.................  (104,690)    (35,668)    (140,358)
                                       -------     -------      -------
	December 31, 1998..................$  406,857   $  (1,442)   $ 405,415
                                       =======     =======      =======

	The total number of Units outstanding at December 31, 1998 and 1997 was 46,323,300. On October 22, 1996, the Partnership issued 5,600,000 Units for net proceeds of $141.4 million. On November 5, 1996, 115,000 additional
Units were issued by the Partnership for net proceeds of $2.9 million. The combined proceeds are net of issuance costs of $8.6 million.

	In accordance with the Partnership Agreement, the General Partner is authorized to make quarterly cash distributions. For the years ended December 31, 1998, 1997 and 1996, the General Partner declared $2.28, $2.20 and $2.02 per Unit, respectively, to be paid to the Partnership's Unitholders. For quarterly cash distributions exceeding $0.21-2/3 per Unit, the General Partner is provided with an incentive distribution. See Note 13 to Notes to Combined Financial Statements.

NOTE 10.  INCOME TAXES

	The provision for income taxes was as follows (in thousands):

                                                 Year Ended December 31,
                                                   1998    1997    1996
                                                   ----    ----    ----
	Current Federal.................................$  426  $   43  $1,201
	Current State...................................    91      37     190
                                                  -----   -----   -----
	Total...........................................$  517  $   80  $1,391
                                                  =====   =====   =====

	Reconciliation of the federal statutory rate to the effective income tax rate was as follows:

                                                   1998    1997    1996
                                                   ----    ----    ----
	Statutory tax rate..............................  35.0%   35.0%   35.0%
	State tax net of federal tax benefit............   0.0     0.0     0.1
	Nontaxable partnership income................... (34.3)  (34.9)  (34.6)
	Other...........................................   0.0     0.0     0.1
                                                   ----    ----    ----
	Effective tax rate..............................   0.7%    0.1%    0.6%
                                                   ====    ====    ====

NOTE 11.  EMPLOYEE PENSION AND RETIREMENT PLANS

	PENSION PLAN. The Company provides defined benefit pension plans that cover substantially all employees. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in thousands):

	CHANGE IN BENEFIT PLAN
                                                        1998        1997
                                                        ----        ----
	Benefit obligation at beginning of year............$  56,286   $  48,756
	Service cost.......................................    3,668       2,941
	Interest cost......................................    4,046       3,522
	Actuarial loss.....................................    5,640       4,130
	Benefits paid......................................   (2,917)     (3,063)
                                                       ------      ------
	Benefit obligation at end of year..................$  66,723   $  56,286
                                                       ======      ======

	Change in plan assets..............................    1998        1997
                                                        ----        ----
	Fair value of plan assets at beginning of year.....$  57,635   $  49,727
	Actual return on plan assets.......................    9,341       9,471
	Benefits paid......................................   (2,917)     (3,063)
	Employer contributions.............................                1,500
                                                       ------      ------
	Fair value of plan assets at end of year...........$  64,059   $  57,635
                                                       ======      ======
	Funded Status......................................$  (2,664)  $   1,349
	Unrecognized net actuarial loss....................    1,287         855
	Unrecognized prior service cost....................      668         776
                                                       ------      ------
	Prepaid (Accrued) benefit cost.....................$    (709)  $   2,980
                                                       ======      ======

	The components of the Company's pension cost were as follows for the years ended December 31 (in thousands):

	COMPONENTS OF NET PERIODIC BENEFIT COST        1998      1997      1996
                                                ----      ----      ----
	Service cost...............................$  3,668  $  2,941  $  2,419
	Interest cost..............................   4,046     3,522     3,388
	Expected return on plan assets.............  (4,342)   (3,817)   (3,507)
	Amortization of prior service cost.........     108       108       108
	Recognized actuarial loss..................     208       169       436
                                               -----     -----     -----
	Net periodic benefit cost..................$  3,688  $  2,923  $  2,844
                                               =====     =====     =====

	The following assumptions were used in accounting for the Company's pension plan as of December 31:

                                                1998      1997      1996
                                                ----      ----      ----
	Weighted average discount rate.............    6.75%      7.0%      7.5%
	Rate of increase in compensation levels....     5.0%      5.0%      5.0%
	Expected long-term rate of return on plan
  assets....................................     8.5%      8.5%      8.5%

	THRIFT AND PROFIT SHARING PLAN. The Company sponsors an employee thrift and profit sharing plan under section 401 of the Internal Revenue Code. This plan covers substantially all full-time employees. The Company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon the Company's financial performance. Amounts charged to expense were $2.9 million, $3.9 million and $2.6 million during 1998, 1997 and 1996, respectively. The Company matched 70%, 100% and
100% for the years 1998, 1997 and 1996, respectively. Approximately 725 employees were added to the plan during the fourth quarter of 1996 as a result of the October 18, 1996 acquisition in the Southern United States.

	OTHER BENEFIT PLANS. Certain executives and key employees of the General Partner participate in incentive benefit plans established by the General Partner which provide for the granting of Units and/or cash bonuses upon meeting performance objectives. See Note 12 to Notes to Combined Financial Statements.


NOTE 12. UNIT-BASED COMPENSATION PLANS

	Effective October 1, 1993, and January 1, 1994 the General Partner established a Long-Term Incentive Plan and a Key Employee Long-Term Incentive Plan, (collectively "the 1994 Plans"), respectively. The 1994 Plans authorized the granting of up to 2,500,000 Unit Appreciation Rights ("UARs") to certain executives and key employees (collectively "participants") of the General Partner. When any of five Unit Value Targets ("UVTs") established by the 1994 Plans were met through a combination of Unit market appreciation plus Partnership cash distributions ("Total Unitholder Return"), a percentage of the UARs was triggered and Units were credited to the participants' accounts. In general, each successive UVT is met when Total Unitholder Return over the life of the plan equals or exceeds approximately 15% compounded annual growth. Units in participants' accounts earn additional Units equal to the amount of any subsequent partnership distribution. The performance period under the 1994 Plans during which UVTs may be met ended December 31, 1998, at which time all earned Units vested. Costs incurred by the General Partner in administering and funding the 1994 Plans were borne by the Partnership.

	On April 17, 1998, the fifth and final target under the 1994 Plans was met. As a result of meeting all five targets, participants' accounts were credited with 902,866 Units, net of forfeitures. Total compensation expense for the 1994 Plans was $27.3 million, of which $13.3 million, $7.8 million, and $3.9 million was recognized in 1998, 1997 and 1996, respectively. Approximately 70% of the Units will be distributed during the first quarter of 1999, with the remainder being distributed subsequent to the participants separation from the Company.

	Effective April 18, 1998, the General Partner established a new Long-Term Incentive Plan and a new Key Employee Long-Term Incentive Plan, (collectively "the 1998 Plans") with terms similar to the previously adopted 1994 Plans. The 1998 Plans authorize granting up to 1,175,000 UARs to certain executives and key employees (collectively "participants"). The performance period under which UARs may be earned ends December 31, 2003. Earned Units generally vest at the end of the performance period. Costs incurred by the General Partner in administering and funding the 1998 Plans are borne by the Partnership.

	Under the 1998 Plans, the General Partner has granted 1,163,500 UARs, net of forfeitures, to participants which could result in 1,163,500 Units being earned over the life of the 1998 Plans if all targets were met. As of December 31, 1998 no UVTs have been achieved under the 1998 Plans. Accordingly, no compensation cost has been recognized in the Combined Statement of Income.

	The Company applies APB 25 in accounting for the 1994 and the 1998 Plans. In general, under APB 25 no compensation expense is recognized until a UVT is met. Effective January 1, 1996, SFAS 123 encouraged adoption of fair value-based method for valuing the cost of stock-based compensation. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the plan's performance period. However, SFAS 123 allowed companies to continue to apply the principles of APB 25 in recognizing expense and disclose pro forma net earnings and earnings per share in accordance with SFAS 123. Furthermore, since most of the grants under the 1994 Plans were granted prior to the effective date of SFAS 123, pro forma disclosure is only required with respect to grants made after December 31, 1994. Had compensation expense for the Company's Unit-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per Unit would have been as follows:

                                        1998      1997      1996
                                        ----      ----      ----
                                     (In Thousands, Except per Unit)
	Net Income:
		As reported........................$  75,436  $111,696  $223,599
		Pro forma..........................   75,407   111,992   223,624
	Net Income per Unit:
		As reported........................$    0.90  $   1.72  $   4.71
		Pro forma..........................     0.90      1.73      4.71

	The effect of applying SFAS 123 for the pro forma disclosures are not representative of the effects expected on reported net income and net income per Unit in future years, since the disclosures do not reflect compensation expense for UARs granted prior to 1995. In addition, UAR valuations are based on highly subjective assumptions about the future, including Unit price volatility.

	The Company used the Monte Carlo path dependent model to determine the fair value of UAR grants. The following tables summarize UAR grants and assumptions applied in determining pro forma compensation expense under the 1994 and 1998 Plans for the years ended December 31:

1994 PLANS
                                              1998      1997      1996
                                              ----      ----      ----
	UARs Granted..............................  16,333    22,533    90,601
	Weighted-average fair value of UARs
	  granted.................................$  13.98  $   4.64  $   6.02
	Risk-free interest rate...................    5.25%     6.28%     6.00%
	Expected dividend yield...................    6.20%     7.40%     7.50%
	Expected life of UARs granted............. 0.83 yrs. 1.67 yrs. 2.17 yrs.
	Expected Unit price volatility............    24.3%     18.2%     23.2%

1998 PLANS

                                                   1998
                                                   ----
	UARs Granted..................................1,163,500
	Weighted-average fair value of UARs granted...  $ 12.25
	Risk-free interest rate.......................     5.70%
	Expected dividend yield.......................     7.13%
	Expected life of UARs granted.................  5.67 yrs.
	Expected Unit price volatility................     24.7%


	Under the 1994 Plans, if all five targets were met one UAR is converted into approximately one-half Unit. Under the 1998 Plans, if all five targets were met one UAR is converted into one Unit.

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


NOTE 13.  RELATED-PARTY TRANSACTIONS

	The General Partner has overall responsibility for the management of the Company. The General Partner has a two percent general partner interest in the income and cash distributions of the Partnership, subject to certain adjustments, and owns two percent and four percent interests in Manufacturing and Marketing, respectively. The Company reimburses the General Partner for the actual costs of administering its businesses. Amounts reimbursed to the General Partner for such costs were $7.7 million, $6.7 million and $5.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

	The Partnership is required under the Partnership Agreement to reimburse the General Partner for compensation costs related to the management of the Partnership, including the purchase of Units associated with the Unit-Based Compensation Plans discussed in Note 12 to Notes to Combined Financial Statements. During 1998 and 1997, the Partnership paid the General Partner
$2.4 million and $9.2 million, respectively, for the purchase of 89,780 Units and 280,482 Units, respectively. In January 1999, a final payment of $6.2 million was paid by the Partnership in connection with the funding of the 1994 Plans.

	Net income is allocated to the General Partner based on two percent of the Company's combined net income (adjusted for the incentive distribution), plus the incentive distribution, as provided by the Partnership Agreement.
The incentive distributions paid in 1998, 1997 and 1996 were approximately $32.9 million, $30.3 million and $23.8 million, respectively.

	Certain conflicts of interest could arise as a result of the relationships described above. The Board of Directors and management of the General Partner have a duty to manage the Company in the best interests of the Unitholders and, consequently, must exercise good faith and integrity in handling the assets and affairs of the Company. Related non-interest bearing receivables and payables between the General Partner and the Company are settled in the ordinary course of business. As of December 31, 1998 and 1997, the Company had receivables from the General Partner of $507,978 and $138,502, respectively.


NOTE 14.  COMMITMENTS AND CONTINGENCIES

	A portion of the Company's log requirements is acquired through contracts with public and private sources. Except for required deposits, no amounts are recorded until such time as the Company harvests the timber. At December 31, 1998 and 1997, the unrecorded amounts of those contract commitments were approximately $10.8 million and $15.8 million, respectively. During 1993, the Partnership entered into a log sourcing contract to sell logs to a customer over a ten-year period ending in 2003, based upon prevailing market rates. The Partnership has an annual commitment to supply pulpwood and residual chips to a customer for a 20-year period ending in 2016, based upon prevailing market rates. As part of the Maine Timberland Acquisition, the Partnership entered into a long-term fiber agreement to supply fiber to S.D. Warren Company's paper facility in Skowhegan, Maine at prevailing market prices. The fiber supply agreement with S.D. Warren Company expires in 2023 and may be extended for up to 15 additional years at the option of S.D. Warren Company.

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

	The Company leases buildings and equipment under non-cancelable operating lease agreements. The Company's operating lease expense was $3.2 million, $2.9 million and $2.3 million for 1998, 1997 and 1996, respectively. The following summarizes the future minimum lease payments (in thousands):

	1999...................................$   3,335
	2000...................................    2,687
	2001...................................    2,197
	2002...................................    1,744
	2003...................................    1,546
	Thereafter.............................      657
                                           ------
	Total..................................$  12,166
                                           ======


NOTE 15.  SEGMENT INFORMATION

	The Company is organized into eight business units on the basis of both product line and geographic region. Each business unit has a separate management team due to different production processes and/or marketing strategies. In applying SFAS 131, these business units have been aggregated into five reportable segments based on similar long-term economic characteristics. The Company's reportable segments are: Lumber, Northern Resources, Panel, Southern Resources, and Land Sales.

	The Northwest Lumber unit and the Southern Lumber unit are aggregated into the Lumber segment. The Lumber segment consists of eight manufacturing facilities in the Northwest and Southern United States. These facilities produce boards, studs, and dimension lumber targeted towards domestic lumber retailers, home construction, and industrial customers, and to a lesser extent, Pacific Rim countries and Europe. Residual chip products are sold to regional pulp and paper manufacturers.

	The Cascades Resource unit, the Rockies Resource unit, and the Northeastern Resource unit are aggregated into the Northern Resources segment. The Northern Resources segment consists of timberlands in the Northwest and Northeastern United States. Northern Resources grows and harvests timber for sale in export markets, primarily Pacific Rim countries and Canada, and domestic markets, primarily Idaho, Maine, Montana, and Washington. The domestic market includes sawlog sales directly to the Lumber and Panel segments and to unaffiliated wood product manufacturers, as well as pulp logs and chips to third-party domestic pulp and paper manufacturers.

	The Panel segment consists of two plywood and one MDF manufacturing facilities located in the Northwest United States. These facilities produce high-quality panels that are primarily targeted towards domestic industrial customers, such as boat, recreational vehicle, furniture and door manufacturers, and to a lesser extent, Pacific Rim countries, Canada and Europe. Residual chip products are sold to regional pulp and paper manufacturers.

	The Southern Resources segment consists of timberlands located in the Southern United States. Southern Resources grows and harvests timber for sale in domestic markets, primarily Arkansas and Louisiana. Southern Resources' revenues are derived from sawlog sales to the Lumber segment and to unaffiliated domestic mills, as well as pulp logs and chips to third-party domestic pulp and paper manufacturers.

	The Land Sales segment consists of timberlands in the various resource units that have been identified from time-to-time as having a higher and better use than forest management, such as for recreational or conservation purposes.

	A plywood manufacturing facility in the Southern United States and a
chip facility in the Northwest United States are included in "Other."   The
plywood facility was permanently closed and the chip facility was sold in 1998.

	The accounting policies of the segments are substantially the same as those described in Note 1 to Notes to Combined Financial Statements. For segment purposes, however, inventories are stated at the lower of average cost or market on the first-in, first-out ("FIFO") method. Segment data includes external revenues, intersegment revenues and operating income, as well as export revenues and depreciation, depletion, and amortization. The Company evaluates performance and allocates capital to the segments based on operating income before; other gains and losses, interest, unallocated corporate expenses, and taxes. Asset information by reportable segment is not reported, as the Company does not produce such information internally.

	The table below presents information about reported segments for the years ending December 31, 1998, 1997, and 1996 (in thousands).



                        Northern          Southern    Land
                 Lumber Resources   Panel Resources   Sales    Other    Total
                 ------ ---------   ----- ---------   -----    -----    -----
1998
External
  revenues      $281,614 $131,625 $154,640 $ 68,800 $ 32,813 $ 29,878 $699,370
Intersegment
  revenues                118,675            49,562                    168,237
Export
  revenues         7,127   23,197    1,638                              31,962
Depreciation,
  depletion and
  amortization    13,105   29,716   10,598   15,530               274   69,223
Operating
  income           2,599   73,715   14,360   53,568   26,598   (2,247) 168,593

1997
External
  revenues      $294,839 $158,535 $149,618 $ 54,780 $ 17,884 $ 49,915 $725,571
Intersegment
  revenues                115,387            64,287                    179,674
Export
  revenues        16,125   41,003    5,950                              63,078
Depreciation,
  depletion and
  amortization    11,514   30,204   10,004   17,734               678   70,134
Operating
  income          34,667   98,792    8,462   54,313   13,963   (1,152) 209,045

1996
External
  revenues      $239,252 $196,427 $138,947 $  7,115 $ 42,324 $  9,676 $633,741
Intersegment
  revenues                112,330            11,139                    123,469
Export
  revenues        16,613   53,111    2,966                              72,690
Depreciation,
  depletion and
  amortization    11,576   32,017    9,024    2,897               156   55,670
Operating
  income          18,596  119,767    5,305    8,149   35,434   (1,682) 185,569

	Intersegment sales prices are determined quarterly, based upon estimated market prices and terms in effect at that time. Export revenues consist of log sales to Japan and Canada, as well as lumber and panel sales primarily to Canada and Mexico. No single customer provides more than 10% of the Company's revenue. The Company holds no long-lived foreign assets.

	A reconciliation of total operating income to combined income before income taxes, for the years ended December 31 is as follows (in thousands):

                                           1998        1997        1996
                                           ----        ----        ----
	Total segment operating income........$  168,593  $  209,045  $  185,569
	Gain (Loss) of disposition of
	  assets - net........................      (805)     (1,223)    108,852
	Interest expense - net................   (59,580)    (59,251)    (48,850)
	Corporate and other unallocated
	  expenses............................   (32,255)    (36,795)    (20,581)
                                          -------     -------     -------
	Combined income before income taxes...$   75,953  $  111,776  $  224,990
                                          =======     =======     =======


NOTE 16.  SUBSEQUENT EVENT

	On January 26, 1999, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.57 per Unit for the fourth quarter of 1998. Total distributions will approximate $35.5 million (including $9.1 million to the General Partner) and will be paid on February 25, 1999 to Unitholders of record on February 12, 1999.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Unitholders and Directors
Of the General Partner of
Plum Creek Timber Company, L.P.


In our opinion, the accompanying combined balance sheet and the related combined statements of income and of cash flows present fairly, in all material respects, the financial position of Plum Creek Timber Company, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Seattle, Washington
January 26, 1999

REPORT OF MANAGEMENT


	The management of Plum Creek Timber Company, L.P. is responsible for the preparation, fair presentation, and integrity of the information contained in the financial statements in this Annual Report. These statements have been prepared in accordance with generally accepted accounting principles and include amounts determined using management's best estimates and judgments.

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


/s/ RICK R. HOLLEY
------------------
Rick R. Holley
President and Chief Executive Officer


/s/ DIANE M. IRVINE
-------------------
Diane M. Irvine
Vice President and Chief Financial Officer



                      SUPPLEMENTARY FINANCIAL INFORMATION

                        Combined Quarterly Information
                                  (Unaudited)
                        (In Thousands, Except per Unit)


1998                                 1st Qtr    2nd Qtr    3rd Qtr    4th Qtr
----                                 -------    -------    -------    -------
Revenues...........................$ 164,325  $ 171,799  $ 174,476  $ 188,770
Gross profit.......................   45,681     50,675     42,625     55,023
Operating Income...................   36,041     32,885     32,101     40,060
Net Income.........................   21,280     16,131     16,042     21,983
Net Income Allocable to Unitholders   13,181      7,631      7,544     13,367
Net Income per Unit................    $0.28      $0.17      $0.16      $0.29

1997                                 1st Qtr    2nd Qtr    3rd Qtr    4th Qtr
----                                 -------    -------    -------    -------
Revenues...........................$ 171,248  $ 171,962  $ 198,663  $ 183,698
Gross profit.......................   53,764     53,736     63,639     51,173
Operating Income...................   43,222     42,683     47,666     39,710
Net Income.........................   27,358     27,224     32,801     24,313
Net Income Allocable to Unitholders   20,147     19,006     24,472     16,153
Net Income per Unit................    $0.43      $0.42      $0.52      $0.35


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements and Supplementary Financial Information

The following combined financial statements of the Company are included in Part II, Item 8 of this Form 10-K:

Combined Statement of Income...........................33
Combined Balance Sheet.................................34
Combined Statement of Cash Flows.......................35
Notes to Combined Financial Statements.................36
Report of Independent Accountants......................53
Report of Management...................................54
Supplementary Financial Information....................55

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


INDEX TO EXHIBITS

Exhibit
Designation     Nature of Exhibit
-----------     -----------------
2.1		Asset Purchase Agreement Among Plum Creek Timber Company,
L.P., Riverwood International Corporation and New River Timber,
LLC, dated August 6, 1996 (Previously filed as Exhibit 2 to the
Current Report on Form 8-K dated August 7, 1996, filed by
Riverwood Holding, Inc., Commission file No. 1-11113, and incorporated herein by reference).

2.2		Amendment to Asset Purchase Agreement Among Plum Creek
Timber Company, L.P., Riverwood International Corporation and New
River Timber, LLC, dated October 18, 1996 (Form 8-K, File No. 1-
10239, filed October 23, 1996).

2.3		Timberland Purchase and Sale Agreement for Newport Unit
Timberlands by and between Plum Creek Timber Company, L.P. as
Seller, and Stimson Lumber Company as Purchaser, dated as of September 27, 1996 (Form 8-K, File No. 1-10239, filed October
23, 1996).

2.4		Mill Asset Purchase and Sale Agreement By and Between Plum Creek
Manufacturing, L.P. as Seller, and Stimson Lumber Company as
Purchaser, dated as of September 27, 1996 (Form 8-K, File No. 1-
10239, filed October 23, 1996).

2.5		Purchase and Sale Agreement by and between S.D. Warren
Company as seller and Plum Creek Timber Company, L.P. as purchaser dated as of October 5, 1998. (Form 10-Q, File No. 1-
10239, for the quarter ended September 30, 1998).

2.6		Amended and Restated Agreement and Plan of Conversion, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc.,
Plum Creek Timber Company, L.P. and Plum Creek Management
Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28,
1999).

2.7		Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, L.P., Plum Creek Acquisitions
Partners, L.P. and Plum Creek Timber Company, Inc. (Form S-4,
Regis. No. 333-71371, filed January 28, 1999).

2.8		Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek Management
Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28,
1999).

3.1		Amended and Restated Agreement of Limited Partnership of Plum
Creek Timber Company, L.P. dated June 8, 1989, as amended and restated through October 17, 1995 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995).

3.2		Certificate of Limited Partnership of Plum Creek Timber Company,
L.P., as filed with the Secretary of State of the state of Delaware on April 12, 1989 (Form S-1, Regis. No. 33-28094, filed
May 1989).

4.1		Form of Deposit Agreement by and among Plum Creek Timber
Company, L.P. and The First National Bank of Boston, dated as of
May 1989, (Form S-1, Regis. No. 33-28094, filed May 1989).

4.2		Form of Transfer Application (Form S-1,  Regis. No.
33-28094, filed May 1989).

4.3		Senior Note Agreement, dated May 31, 1989, 11 1/8 percent
Senior Notes due June 8, 2007, Plum Creek Timber Company, L. P.
(Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989).
Amendment No. 1, consent and waiver dated January 1, 1991 to
Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior
Notes due June 8, 2007, Plum Creek Timber Company, L.P. (Form 8
Amendment No. 1, for the year ended December 31, 1990).
Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Senior Note
Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment
No. 1, for the year ended December 31, 1994).  Senior Note
Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Senior Note Agreement
Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997).

4.4		Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent
First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing,
Inc. (Form 10-Q, No. 1-10239, for the quarter ended June 30,
1989).  Amendment No. 1, consent and waiver dated January 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent
First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing,
Inc., now Plum Creek Manufacturing, L.P.  (Form 8 Amendment No.
1, for the year ended December 31, 1990).  Amendment No. 2,
consent and waiver dated September 1, 1993 to the Mortgage Note
Agreement (Form 10-K/A, Amendment No. 1, for the year ended
December 31, 1993).  Amendment No. 3, Mortgage Note Agreement
Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).  Amendment to Mortgage Note
Agreement dated June 15, 1995 (Form 10-Q, No. 1-10239, for the
quarter ended September 30, 1995).   Mortgage Note Agreement
Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the
quarter ended June 30, 1996).   Mortgage Note Agreement Amendment
dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997).

4.5		Senior Note Agreement, dated August 1, 1994, 8.73% Senior
Notes due August 1, 2009, Plum Creek Timber Company, L.P. (Form
10-K/A, Amendment No. 1, for the year ended December 31, 1994).
Senior Note Agreement Amendment dated as of October 15, 1995
(Form 10-K, No. 1-10239, for the year ended December 31, 1995).
Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q,
No. 1-10239, for the quarter ended June 30, 1996).  Senior Note
Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997).

4.6		Senior Note Agreement, dated as of November 13, 1996, $75 million
Series A due November 13, 2006, $25 million Series B due November
13, 2008, $75 million Series C due November 13, 2011, $25 million
Series D due November 13, 2016 (Form 10-K, No. 1-10239, for the year ended December 31, 1996).

4.7		Senior Note Agreement, dated as of November 12, 1998, Series E due February 12, 2007, Series F due February 12, 2009, Series G due February 12, 2011 (Form 8-K and 8 K/A, File No. 1-10239, dated November 12, 1998).

10.1		Amended and Restated Revolving Credit Agreement dated as of
December 13, 1996 among Plum Creek Timber Company, L.P., Bank of
America National Trust and Savings Association, as Agent,
NationsBank of North Carolina, N.A., as senior co-agent and the Other Financial Institutions Party Hereto (Form 10-K, No. 1-
10239, for the year ended December 31, 1996).

10.2+		Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No.
1, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995).

10.3+		1994 Long-Term Incentive Plan, Plum Creek Management Company,
L.P. (Form 10-K/A, Amendment No. 1, for the year ended December
31, 1993).  First Amendment to the Plum Creek Management Company,
L.P. Long-Term Incentive Plan (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995).

10.4+		Management Incentive Plan, Plum Creek Management Company, L.P.
(Form 10-K/A, Amendment No. 1, for the year ended December 31,
1993).

10.5+		Executive and Key Employee Salary and Incentive Compensation
Deferral Plan, Plum Creek Management Company, L.P. (Form 10-K/A,
Amendment No. 1, for the year ended December 31, 1994).

10.6+		Deferred Compensation Plan for Directors, PC Advisory Corp. I
(Form 10-K/A, Amendment No. 1, for the year ended December 31,
1994).

10.7+		Plum Creek Director Unit Ownership and Deferral Plan (Form 10-K,
No. 1-10239, for the year ended December 31, 1996).

10.8+		1998 Long-term Incentive Plan, Plum Creek Management Company,
L.P. (Form 10-Q, No. 1-10239, for the quarter ended June 30,
1998).

21		Subsidiaries of the Registrant.   (Form 8 Amendment No. 1, for the
year ended December 31, 1990).

27*		Financial Data Schedule for the year ended December 31,
1998.  See attached exhibit.



(b)  Reports on Form 8-K

The Partnership filed a current report on Form 8-K dated October 6, 1998, announcing the execution of a definitive agreement with S.D. Warren Company to acquire 905,000 acres of forest lands in central Maine.

The Partnership filed a current report on Form 8-K dated November 12, 1998, announcing the acquisition of 905,000 acres of forest lands in central Maine from S.D. Warren Company.

The Partnership filed a current report on Form 8-K dated December 18, 1998, in which it provided the audited financial statement for Plum Creek Timber Company, Inc., as of November 30, 1998 and June 5, 1998, which was formed in connection with the proposed conversion of the Company from a Master Limited Partnership to a publicly traded Real Estate Investment Trust.




SIGNATURES

Pursuant to the requirements of Section 13 (or 15(d)) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PLUM CREEK TIMBER COMPANY, L. P.
                                  (Registrant)

	By:  Plum Creek Management Company, L.P.
	as General Partner


	BY:   /s/ RICK R. HOLLEY
            ------------------
	      Rick R.  Holley
	      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in the capacities and on the dates indicated, on behalf of, as applicable, Plum Creek Management Company, L.P., the registrant's general partner, and/or PC Advisory Corp. I, the general partner of the managing general partner of the registrant's general partner.


By    /s/ DAVID D. LELAND       Chairman of the Board of         March 17,1999
      ------------------------  Directors, PC Advisory Corp. I   -------------
               David D. Leland                                     Date

By    /s/ IAN B. DAVIDSON       Director, PC Advisory Corp. I    March 17, 1999
      ------------------------                                   --------------
               Ian B. Davidson                                     Date

By    /s/ GEORGE M. DENNISON    Director, PC Advisory Corp. I    March 17, 1999
      ------------------------                                   --------------
            George M. Dennison                                     Date

By    /s/ CHARLES P. GRENIER    Executive Vice President, Plum   March 17, 1999
      ------------------------  Creek Management Co., L.P.       --------------
            Charles P. Grenier  Director, PC Advisory Corp. I      Date

By    /s/ RICK R. HOLLEY        President and Chief Executive    March 17, 1999
      ------------------------  Officer, Plum Creek Management   --------------
                Rick R. Holley  Co., L.P.                          Date
                                Director, PC Advisory Corp. I

By    /s/ WILLIAM E. OBERNDORF  Director, PC Advisory Corp. I    March 17, 1999
      ------------------------                                   --------------
          William E. Oberndorf                                     Date

By  /s/ WILLIAM J. PATTERSON    Director, PC Advisory Corp. I    March 17, 1999
    ------------------------                                     --------------
        William J. Patterson                                       Date

By  /s/ JOHN H. SCULLY          Director, PC Advisory Corp. I    March 17, 1999
    ------------------------                                     --------------
              John H. Scully                                       Date

By  /s/ DIANE M. IRVINE         Vice President and Chief         March 16, 1999
    ------------------------    Financial Officer, Plum Creek    --------------
            Diane M. Irvine     Management Co., L.P.               Date
                               (Principal Financial and
                                Accounting Officer)