Form 10-K405/A
period 1998-12-31
PLUM CREEK TIMBER CO L P
filed 1999-03-31
CIK 849213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          FORM 10-K/A Amendment No. 1

            (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Units held by non-affiliates based on the closing sales price on February 28, 1999 was approximately $1,203,592,508. For this calculation, all executive officers directors and Unitholders owning more than 5% of the outstanding Units have been deemed affiliates. Such determination should not be deemed an admission that such executive officers and directors are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.


The undersigned Registrant hereby amends the following items of its Annual Report for 1998 on Form 10-K as set forth in the pages attached hereto:

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
          Reports on Form 8-K


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

DIRECTORS OF THE GENERAL PARTNER OF THE REGISTRANT

     The following eight persons are currently Directors of PC Advisory Corp. I ("Corp. I"), a Delaware corporation and the indirect general partner of Plum Creek Management Company, L.P. (the "General Partner"), a Delaware limited partnership, which is the general partner of the Registrant. The eight were elected by unanimous written consent of the stockholders of Corp. I to hold office until the Annual Meeting of Stockholders in 1999 and until their successors are duly elected and qualified. There are no family relationships among them.

     Ian B. Davidson (Age 67) -- Mr. Davidson was elected a Director of Corp. I in December 1992 and is a member of the Compensation Committee and is the Chairman of both the Conflicts Committee and the Audit and Compliance Committee of the Board of Directors. Since 1970, Mr. Davidson has been Chairman and Chief Executive Officer of DADCO and Chairman of D.A. Davidson & Co., a regional brokerage firm. Mr. Davidson was also Chief Executive Officer of D.A. Davidson & Co., until January, 1998. Mr. Davidson also serves as a Director of Energy West and the DADCO Companies.

     George M. Dennison (Age 63) -- Dr. Dennison was elected a Director of Corp. I effective February 1994 and is a member of the Audit and Compliance Committee, the Compensation Committee and the Conflicts Committee of the Board of Directors. Since 1990, Dr. Dennison has been President and Professor of History at The University of Montana.

     Charles P. Grenier (Age 49) -- Mr. Grenier was elected a Director of Corp. I effective April 1995. Mr. Grenier has been Executive Vice President of the General Partner since January 1994. Mr. Grenier also serves as a Director of Winter Sports, Inc.

     Rick R. Holley  (Age 47)  --  Mr. Holley was elected a
Director of Corp. I effective January 1994.  Mr. Holley has been
President and Chief Executive Officer of the General Partner since January 1994.

     David D. Leland (Age 63) -- Mr. Leland became a Director and
Chairman of the Board of Directors of Corp. I in December 1992 and is a member of the Compensation Committee and the Conflicts
Committee of the Board of Directors.

     William E. Oberndorf (Age 45) -- Mr. Oberndorf was elected a Director of Corp. I in November 1992 and is Chairman of the Compensation Committee of the Board of Directors. Mr. Oberndorf is Vice President and Treasurer of Corp. I. Since 1991, Mr. Oberndorf's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant. Mr. Oberndorf serves as a Director for Bell & Howell Company, Inc.

     William J. Patterson (Age 37) -- Mr. Patterson became a
Director of Corp. I in November 1992 and is a member of the Compensation Committee of the Board of Directors. Mr. Patterson is a Vice President of Corp. I. Since 1991, Mr. Patterson's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant.

     John H. Scully (Age 54) -- Mr. Scully was elected a Director of Corp. I in November 1992 and is a member of the Compensation Committee of the Board of Directors. Mr. Scully is President of Corp. I. Since 1991, Mr. Scully's principal occupation has been as a Managing Director of SPO Partners & Co., investment advisors, an affiliate of the Registrant. Mr. Scully serves as a Director for Bell & Howell Company, Inc.

    	In addition to the above eight directors, John G. McDonald (Age 61) is expected to become a director of Plum Creek Timber Company, Inc. prior to the closing of the Conversion Transaction. Mr. McDonald is the IBJ Professor of Finance in the Graduate School of Business at Stanford University, where he has been a faculty member since 1968. He serves as a director of the following companies: Varian Associates, Inc.; Scholastic Corp.; TriNet Corp. Realty Trust, Inc.; Garden State Vintners, Inc.; and 8 funds managed by Capital Research and Management Company and affiliates. From 1987 to 1990, Mr. McDonald served as a Governor of the National Association of Securities Dealers, the last year as Vice Chairman.

EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE REGISTRANT

The names, ages, offices and periods of service as executive officers of the General Partner are listed below.  There are no family relationships among them.
                                                                     Officer
Name                   Age    Office                                   Since
----                   ---    ------                                 -------
Rick R. Holley (a)      47    President and Chief Executive Officer    1989
Charles P. Grenier (a)  49    Executive Vice President                 1989
William R. Brown (b)    47    Vice President, Strategic Business       1995
                              Development
Michael J. Covey (c)    41    Vice President, Resources                1998
Barbara L. Crowe (d)    48    Vice President, Human Resources          1997
Diane M. Irvine (e)     40    Vice President and Chief Financial       1994
                              Officer
James A. Kraft (f)      44    Vice President, General Counsel          1989
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

(d)	Served since April 1997 as Vice President, Human Resources of the General Partner.  From October 1995 through March 1997,
Ms. Crowe was Vice President, Human Resources for Weight
Watchers Gourmet Food Co., a subsidiary of the H.J. Heinz
Company.  From November 1991 through September 1995,  Ms.
Crowe worked in Human Resources at Ore-Ida Foods, Inc., a subsidiary of the H.J. Heinz Company, first as Manager, then as General Manager.

(e)	Served since February 1994 as Vice President and Chief
Financial Officer of the General Partner. Ms. Irvine was a Partner with Coopers & Lybrand from October 1993 to February 1994. Ms. Irvine is a member of the board of directors of the DADCO Companies.

(f)	Served since April 1996 as Vice President, General Counsel
and Secretary of the General Partner.  Mr. Kraft was Vice
President, Law of the General Partner from January 1994 to
April 1996.

     Executive officers of the General Partner are appointed annually at the second quarterly meeting of the Board of Directors of Corp. I.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     A Form 3 filed January 29, 1998 on behalf of Michael J. Covey, an executive officer of the General Partner, inadvertently omitted to disclose the ownership of 608 directly held Units. These 608 Units were subsequently reported on a Form 5 filed on Mr. Covey's behalf on February 13, 1999.

     The Registrant is not aware of any other reporting violations regarding Section 16(a)

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth a summary of compensation for the three fiscal years ended December 31, 1998 for the President and Chief Executive Officer and the four other most highly compensated executive officers of the Registrant for services rendered in all capacities. Compensation amounts are on an accrual basis and include amounts deferred at the officer's election.

                           SUMMARY COMPENSATION TABLE

                                                     Long Term
                                                    Compensation
                                                 ---------------------
                        Annual Compensation       Awards      Payouts
                   ---------------------------------------------------
                                 (a)       (b)      (c)         (d)      (e)
                                          Other
                                          Annual  Restricted          All Other
Name &                                    Compen-   Stock      LTIP     Compen-
Principal      Year   Salary    Bonus     sation   Awards     Payouts   sation
Position                ($)      ($)        ($)      ($)        ($)      ($)
---------      ----   ------    ------    -------  --------  ---------  ------
Rick R. Holley 1998  $456,000  $114,000   $2,994  $114,000  $8,450,148 $53,840
President and
Chief          1997  $434,000  $217,000           $217,000             $51,240
Executive
Officer        1996  $413,000  $206,500           $206,500             $48,640


Charles P.     1998  $356,000   $75,000   $2,723   $75,000  $6,035,820 $42,200
Grenier,
Executive      1997  $343,000  $171,500           $171,500             $40,640
Vice President
               1996  $330,000  $165,000           $165,000             $31,360


James A. Kraft 1998  $232,000   $55,000   $1,559   $55,000  $3,621,491 $27,503
Vice President,
General        1997  $223,600  $111,800           $111,800             $26,488
Counsel and
Secretary      1996  $215,000  $107,500           $107,500             $24,616


Diane M.       1998  $208,000   $46,500   $1,326   $46,500  $1,946,668 $18,480
Irvine, Vice
President      1997  $200,000  $100,000           $100,000             $17,490
and Chief
Financial      1996  $183,000   $91,500            $91,500             $15,690
Officer


William R.     1998  $175,000   $50,000   $1,088   $50,000  $1,245,868 $15,450
Brown, Vice
President,     1997  $165,000   $82,500            $82,500             $14,400
Strategic
Business       1996  $150,000   $75,000            $75,000             $12,900
Development

(a) Amounts in the bonus column represent the cash portion of the Management Incentive Plan ("MIP") awards. Under the terms of the MIP, one half of any MIP award is paid in cash and the remaining
half is converted into Shadow Units (defined below).   The Shadow
Unit portion of the awards is reflected under the Restricted Stock Awards column of the Summary Compensation Table. Payments made by the General Partner under the MIP are not currently reimbursed by the Registrant.

(b) Other Annual Compensation represents reimbursement for certain taxes related to the 1997 MIP award.

(c) The amounts under the Restricted Stock Awards column of the Summary Compensation Table represent Shadow Units awarded under the MIP.
The number of Shadow Units credited to each participant's account is determined by subtracting certain taxes from the dollar amount of the Unit portion of each participant's MIP award and then dividing the remainder by the Average Price of a Unit, as defined in the Plan. With respect to the 1998 Plan Year, the Average Price of a
Unit, and thus the actual number of Units awarded, is not determinable until April 1999.

Once Shadow Units have been credited to a participant's account, additional Shadow Units are be credited to the participant's account with respect to subsequent cash distributions made by the Registrant. The number of additional Shadow Units that are so credited is equal to the per Unit distribution amount multiplied by the number of Shadow Units currently credited to the participant's account divided by the Average Price of the Units as defined in the Plan.

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

On December 31, 1998, Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine held Shadow Units awarded under the MIP that vest as set forth below. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine held 9,230, 7,384, 4,388, 3,077 and 3,716 Shadow Units, respectively, that vested on December 31, 1998. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine held 8,210, 6,560, 4,274, 2,982 and 3,638 Shadow Units, respectively, that will vest on December 31, 1999 or earlier under certain circumstances, as described in the preceding paragraph. In addition, Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine held 7,053, 5,542, 3,634, 2,682 and 3,251
Shadow Units, respectively, that will vest on December 31, 2000 or earlier under certain circumstances, as described in the preceding paragraph. The market value of the total Shadow Units awarded under the MIP held by Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine, based on the unit closing price on December 31, 1998, was $638,294, $507,801, $320,419, $227,782 and $276,354, respectively.

(d) The amounts under the LTIP Payouts column of the Summary Compensation Table represent Shadow Units earned over a five year period under the 1994 Long-term incentive plan ("1994 LTIP"). The performance period under the 1994 LTIP ended December 31, 1998, at which time all Shadow Units credited to participants' accounts vested. As of December 31, 1998, Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine had earned 314,424, 224,589, 134,753, 46,358 and 72,434 Shadow Units, respectively, under the 1994 LTIP. Each Shadow Unit credited to a participant's account represents the participant's right to receive an actual Unit on the distribution date (a date within 30 business days of the end of the performance period) except to the extent that the receipt of Units is deferred until after termination of employment. The distribution date for non-deferred Units was February 1, 1999.

In accordance with the terms of the 1994 LTIP, Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine elected to defer 92,677, 53,845, 39,719, 13,664 and 21,350 Shadow Units, respectively.
Participants' deferred Shadow Units will be credited with additional Shadow Units with respect to subsequent cash distributions made by the Registrant. The number of additional Shadow Units to be so credited is equal to the per Unit distribution amount multiplied by the number of Shadow Units currently credited to the participant's account divided by the market price of the Units on the distribution date.

(e) All Other Compensation includes matching thrift contributions in the Plum Creek Thrift and Profit Sharing Plan for Messrs. Holley,
Grenier, Kraft, Brown and Ms. Irvine totaling $9,600 each and includes matching thrift contributions in the Plum Creek
Supplemental Benefits Plan for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaling $44,240, $32,600, $17,903, $5,850 and
$8,880, respectively.


LONG-TERM INCENTIVE PLAN AWARDS IN 1998

                                                           Performance Period
          Name                     Number of UARs           Until Maturation
          ----                     --------------          ------------------

          Rick R. Holley              300,000               December 31, 2003

          Charles P. Grenier          200,000               December 31, 2003

          James A. Kraft               65,000               December 31, 2003

          Diane M. Irvine              70,000               December 31, 2003

          William R. Brown             70,000               December 31, 2003

Effective April 18, 1998, the Board of Directors of Corp. I approved a long-term incentive plan ("1998 LTIP"). The 1998 LTIP will be administered by a committee of the Board of Directors
("Committee"). Pursuant to the determination of the Committee, Unit Appreciation Rights ("UARs") were granted to the above named executive officers.

The terms of the UARs granted provide for five Unit Value Targets ("UVTs") with the first UVT set at 115% of a base Unit value of $32.00 and each subsequent UVT at 115% of the previous target. Consequently, the five UVTs are $36.80, $42.32, $48.67, $55.97 and $64.36.

A UVT is attained when the Unit Value (defined as the sum of the current market price of a Unit and all cash distributions paid by the Registrant after April 17, 1998) equals or exceeds the UVT for 75 calendar days during any 90 consecutive calendar day period, beginning on the first trading day the Unit Value equals or exceeds the applicable UVT. Upon attaining each UVT on or prior to December 31, 2003, (the "Performance Period") 20% of the UARs awarded to a participant are triggered. As a result, for each UAR earned a participant's account will be credited with an equivalent number of Shadow Units (defined as the right to receive a Partnership Unit in accordance with the terms described below.)

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

Each Shadow Unit credited to a participant's account represents the participant's right to receive an actual Unit upon the occurrence of a realization event which is defined as the earliest of the expiration of the Performance Period, a change in control or the participant's termination of employment either involuntarily without cause or voluntarily with good reason or as a result of permanent disability or the participant's death. If the participant's employment is terminated either voluntarily without good reason or involuntarily for cause prior to the occurrence of a realization event, the participant forfeits any Shadow Units credited to his or her account and any UARs granted to the participant under the 1998 LTIP.


PENSION PLAN

     Estimated annual benefit levels under the supplemental, non-qualified pension plan of the Registrant ("Pension Plan"), based on earnings and years of credited service at age 65, are as follows:

                                PENSION PLAN TABLE
                -----------------  Years of Credited Service -------------

Final Average
  Earnings                  15          20          25          30
-------------               --          --          --          --
   $100,000              $22,185     $29,580     $36,975     $44,370
   $300,000              $70,185     $93,580    $116,975    $140,370
   $500,000             $118,185    $157,580    $196,975    $236,370
   $700,000             $166,185    $221,580    $276,975    $332,370
   $900,000             $214,185    $285,580    $356,975    $428,370
 $1,100,000             $262,185    $349,580    $436,975    $524,370
 $1,300,000             $310,185    $413,580    $516,975    $620,370
 $1,500,000             $358,185    $477,580    $596,975    $716,370


     Benefit accruals under the Pension Plan are based on the gross amount of salary and incentive bonuses, including bonuses awarded in Units under the MIP plan included in the Restricted Stock Column of the Summary Compensation Table, but excluding all commissions and other extra or added compensation or benefits of any kind or nature. Benefits amounts in the table above are shown as a single life annuity.

     The Pension Plan formula for retirement at age 65 is 1.1% of the highest five-year average earnings, plus 0.5% of the highest five-year average earnings in excess of one-third of the FICA taxable wage base in effect during the year of termination, times the number of years of credited service up to a maximum of 30 years. An early retirement supplement equal to 1% of the highest five-year average earnings up to one-third of the FICA taxable wage base in effect in the year of termination, times the number of years of credited service up to a maximum of 30 years, is payable until age 62. Both the basic benefit and the supplement are reduced by 2% for each year the employee's actual retirement date precedes the date the employee would have attained age 65, or the date the employee could have retired after attaining age 60 with 30 years of credited service, if earlier. In addition, the basic benefit and the supplemental benefit will be reduced by any previously accrued and distributed benefits, increased for an assumed interest factor, under the Burlington Resources Inc. Pension Plan, under which participation was terminated on December 31, 1992 for the officers of the General Partner of the Registrant. Years of service under the Pension Plan at age 65 for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine would be 30, 27, 30, 26 and 30, respectively. Years of service under the Pension Plan as of December 31, 1998 for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine were 16, 12, 15, 8 and 5, respectively.


DIRECTOR COMPENSATION

     Directors of Corp. I, who are not employees of the Company, receive an annual retainer of $30,000 plus $1,000 for each Board of Directors meeting and committee meeting attended. The chairmen of the Audit and Compliance Committee, the Compensation Committee, and the Conflicts Committee of the Board of Directors each receive an additional annual retainer of $5,000. Directors may defer all or part of their compensation. Dr. Dennison received only $25,500 in directors fees in 1998.

     Certain incidental expenses are paid on behalf of the Chairman of the Board, Mr. Leland, including lease payments on a company car, which totaled $33,739 for 1998.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1998, Mr. Leland served on the Compensation Committee of the Board of Directors. Mr. Leland is the former President and Chief
Executive Officer of the General Partner.

     During 1998, Ms. Irvine served on the board of directors of the
DADCO Companies.   Additionally during 1998, Mr. Davidson was Chairman
and Chief Executive Officer of D.A. Davidson & Co. and the DADCO Companies and served on the Compensation Committee of the Registrant's Board of Directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

BENEFICIAL OWNERSHIP

     To the best knowledge of the Registrant, there were no beneficial owners of more than five percent of the Registrant's Units outstanding on February 28, 1999.


SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the total number of Units held by the directors of Corp. I, the executive officers of the General Partner, and all directors of Corp. I and executive officers of the General Partner as a group, in each case, as of February 28, 1999.



                                Amount and Nature of
Name of Individual or           Beneficial Ownership              Percent
Identity of Group                of Depositary Units              of Class
---------------------           --------------------              --------
Directors
  Ian B. Davidson                      25,423                       0.05%
  George M. Dennison                    2,493(a)                    0.01%
  Charles P. Grenier                  212,389(b,c)                  0.46%
  Rick R. Holley                      307,900(b,c)                  0.66%
  David D. Leland                     102,625                       0.22%
  William E. Oberndorf                360,940(d)                    0.78%
  William J. Patterson                360,873(d)                    0.78%
  John H. Scully                      360,685(d)                    0.79%

Executive Officers
  William R. Brown                     49,118(b,c)                  0.11%
  Diane M. Irvine                      71,340(b,c)                  0.15%
  James A. Kraft                      126,124(b,c)                  0.27%

13 Executive Officers &
Directors as a Group                1,007,317                       2.17%
                                    =========                       =====

(a) Includes 1,417 Units deferred under the Deferred Compensation Plan for Directors. Mr. Dennison disclaims beneficial ownership of the Units deferred.

(b) Includes non-vested Shadow Units credited to participants' accounts under the terms of the MIP for Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine totaling 15,598, 12,367, 8,081, 5,788 and 7,040, respectively. Upon vesting, the participants are entitled to receive one Unit for each Shadow Unit that vests. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine disclaim beneficial ownership of the non-vested Shadow Units under the MIP.

(c) Includes Units deferred under the 1994 LTIP. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine have deferred 94,708, 55,026, 40,589, 13,964 and 21,818 Units, respectively. Messrs. Holley, Grenier, Kraft, Brown and Ms. Irvine disclaim beneficial ownership of the Units deferred.

(d) Includes 358,767 Units owned by an Employee Benefits Trust of the General Partner as to which Messrs. Oberndorf, Patterson and Scully have shared voting and dispositive power. Messrs. Oberndorf, Patterson and Scully share control of, and have an indirect pecuniary interest in, the General Partner's 2% interest in the Registrant. Messrs. Oberndorf, Patterson and Scully disclaim that the General Partner's 2% interest in the Partnership constitutes a security.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Registrant is required under its Partnership agreement to reimburse the General Partner for compensation costs related to the management of the Registrant, including the purchase of Units associated with certain benefit plans. During 1998, the Registrant paid the General Partner for its purchase of 89,780 Units at a total cost of $2.4 million.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements and Supplementary Financial Information

     The following combined financial statements of the Company are included in Part II, Item 8 of the Form 10-K:

          Combined Statement of Income..............................33
          Combined Balance Sheet....................................34
          Combined Statement of Cash Flows..........................35
          Notes to Combined Financial Statements....................36
          Report of Independent Accountants.........................53
          Report of Management......................................54
          Supplementary Financial Information.......................55

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

2.5        Purchase and Sale Agreement by and between S.D. Warren
           Company as seller and Plum Creek Timber Company, L.P. as purchaser dated as of October 5, 1998. (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1998).

2.6 Amended and Restated Agreement and Plan of Conversion, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc., Plum Creek Timber Company, L.P. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28,
           1999).

2.7 Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, L.P., Plum Creek Acquisitions Partners, L.P. and Plum Creek Timber Company, Inc. (Form S-4, Regis. No. 333-71371, filed January 28, 1999)

2.8 Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28,
           1999).

3.1 Amended and Restated Agreement of Limited Partnership of Plum Creek Timber Company, L.P. dated June 8, 1989, as amended and restated through October 17, 1995 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995).

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

10.6+ Deferred Compensation Plan for Directors, PC Advisory Corp. I (Form 10-K/A, Amendment No. 1, for the year ended December 31,
           1994).

10.7+ Plum Creek Director Unit Ownership and Deferral Plan (Form 10-K, No. 1-10239, for the year ended December 31, 1996).

10.8+ 1998 Long-term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-Q, No. 1-10239, for the quarter ended June 30,
           1998).

21 Subsidiaries of the Registrant. (Form 8 Amendment No. 1, for the year ended December 31, 1990).

23.1*      Consent of Independent Auditors.  See attached exhibit.

27 Financial Data Schedule for the year ended December 31, 1998. (Form 10-K, No. 1-10239, for the year ended December 31, 1998).


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

                                    PLUM CREEK TIMBER COMPANY, L.P.

                                    By:  Plum Creek Management Company, L.P.,
                                         its General Partner


Date: March 29, 1999                By:   /s/ DIANE M. IRVINE
                                       -----------------------------
                                        Diane M. Irvine, Vice President and
                                        Chief Financial Officer