Form 10-Q
period 1999-03-31
PLUM CREEK TIMBER CO L P
filed 1999-05-14
CIK 849213

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                        PLUM CREEK TIMBER COMPANY, L.P.
                         COMBINED STATEMENT OF INCOME
                                 (UNAUDITED)


                                                   Quarter Ended March 31,
                                                   -----------------------
                                                      1999         1998
                                                      ----         ----
                                               (In Thousands, Except Per Unit)

Revenues.........................................$  178,221    $ 164,325
                                                    -------      -------
Costs and Expenses:
     Cost of Goods Sold..........................   129,111      118,644
     Selling, General and Administrative.........    10,443        9,606
                                                    -------      -------
       Total Costs and Expenses..................   139,554      128,250
                                                    -------      -------
Operating Income.................................    38,667       36,075

Interest Expense.................................   (18,525)     (14,973)
Interest Income..................................       389          238
Reorganization Costs.............................    (2,651)         (34)
Other Income - Net...............................       156            1
                                                    -------      -------
Income before Income Taxes.......................    18,036       21,307
Provision for Income Taxes.......................       174           27
                                                    -------      -------
Net Income.......................................$   17,862   $   21,280


General Partner Interest.........................     8,534        8,099
                                                    -------      -------
Net Income Allocable to Unitholders..............$    9,328   $   13,181
                                                    =======      =======
Net Income per Unit..............................$     0.20   $     0.28
                                                    =======      =======

See accompanying Notes to Combined Financial Statements


                        PLUM CREEK TIMBER COMPANY, L. P.
                         COMBINED BALANCE SHEET
                                 (UNAUDITED)

                                                 March 31,      December 31,
                                                   1999             1998
                                                   ----             ----
                                                       (In Thousands)
ASSETS
Current Assets:
     Cash and Cash Equivalents................$   106,517     $    113,793
     Accounts Receivable......................     35,665           32,007
     Inventories..............................     56,512           55,963
     Timber Contract Deposits.................      2,385            2,647
     Other Current Assets.....................      5,682            6,053
                                                  -------          -------
                                                  206,761          210,463

Timber and Timberlands - Net..................  1,021,251        1,030,484
Property, Plant and Equipment - Net...........    183,536          186,179
Other Assets..................................     11,942           11,117
                                                ---------        ---------
     Total Assets.............................$ 1,423,490      $ 1,438,243
                                                =========        =========

LIABILITIES
Current Liabilities:
     Current Portion of Long-Term Debt........$    18,400      $    18,400
     Accounts Payable.........................     15,865           15,320
     Interest Payable.........................     18,548           10,964
     Wages Payable............................     12,976           14,795
     Taxes Payable............................      7,054            4,081
     Workers' Compensation Liabilities........      1,300            1,550
     Other Current Liabilities................      8,068           15,766
                                                   ------           ------
                                                   82,211           80,876

Long-Term Debt................................    742,505          742,608
Line of Credit................................    200,000          200,000
Workers' Compensation Liabilities.............      7,553            7,495
Other Liabilities.............................      3,401            1,849
                                                ---------        ---------
     Total Liabilities........................  1,035,670        1,032,828
                                                ---------        ---------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units.......................    389,781          406,857
General Partner...............................     (1,961)          (1,442)
                                                  -------          -------
     Total Partners' Capital..................    387,820          405,415
                                                  -------          -------
     Total Liabilities and Partners' Capital..$ 1,423,490      $ 1,438,243
                                                =========        =========

See accompanying Notes to Combined Financial Statements


                        PLUM CREEK TIMBER COMPANY, L. P.
                        COMBINED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                     Quarter Ended March 31,
                                                     -----------------------
                                                        1999        1998
                                                        ----        ----
                                                          (In Thousands)
Cash Flows From Operating Activities:
Net Income..........................................$   17,862  $   21,280
Adjustments to Reconcile Net Income to Net Cash
     Provided By Operating Activities:
     Depreciation, Depletion and Amortization.......    18,484      16,383
     Gain on Asset Dispositions - Net ..............      (209)        (28)
     Working Capital Changes:
       Accounts Receivable..........................    (3,658)     (6,375)
       Inventories..................................      (549)      3,270
       Timber Contract Deposits and Other Current
         Assets.....................................       633      (1,717)
       Accounts Payable.............................       545        (897)
       Other Accrued Liabilities....................       790       2,719
     Other..........................................       826       1,550
                                                        ------      ------
Net Cash Provided By Operating Activities...........$   34,724  $   36,185
                                                        ------      ------

Cash Flows From Investing Activities:
     Additions to Properties........................$   (7,438) $  (12,098)
     Proceeds from Asset Dispositions...............       896          54
                                                        ------      ------
Net Cash Used In Investing Activities...............$   (6,542) $  (12,044)
                                                        ------      ------
Cash Flows From Financing Activities:
     Cash Distributions.............................$  (35,458) $  (33,987)
     Borrowings on Line of Credit...................   142,000     192,500
     Repayments on Line of Credit...................  (142,000)   (192,500)
                                                       -------     -------
Net Cash Used In Financing Activities...............$  (35,458) $  (33,987)
                                                       -------     -------

Increase (Decrease) In Cash and Cash Equivalents....    (7,276)     (9,846)
Cash and Cash Equivalents:
     Beginning of  Period...........................   113,793     135,381
                                                       -------     -------
     End of Period..................................$  106,517  $  125,535
                                                       =======     =======


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

     The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1998 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Reclassifications of certain prior period amounts have been made in order to be consistent with current period presentation.

     The taxable income, deductions, and credits of the Partnership and Manufacturing are allocated monthly to the Unitholders based on the number of depositary units representing limited partner interests ("Units") held. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). However, Unitholders are required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of whether cash distributions are made. In virtually all cases, a Unitholder's 1999 cash distribution will significantly exceed the tax liability related to the Unitholder's allocated taxable income from the Partnership and Manufacturing. For tax-exempt entities, such as IRAs, most of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax-exempt entity has more than $1,000 of UBTI for a tax year, it may be required to pay federal income taxes. Marketing, as a separate taxable corporation, provides for income taxes on a separate company basis. Marketing provides for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities as of the balance sheet date.

     Net Income per Unit is calculated using the weighted average number of Units outstanding, divided into the combined Partnership net income, after adjusting for the General Partner interest. The weighted average number of Units outstanding was 46,323,300 for each of the three month periods ended March 31, 1999 and 1998.


2.  Reorganization

     On June 8, 1998 the Partnership announced that the Board of
Directors of PC Advisory Corp. I ("Advisory Corp"), the ultimate general partner of the Partnership, had authorized the Partnership to seek approval from its Unitholders at a Special
Meeting of Unitholders to convert its structure (the
"Conversion Transaction") from a publicly traded Master
Limited Partnership into a publicly traded Real Estate
Investment Trust (the "REIT").

     On April 9, 1999, the Partnership announced that it and its general partner had entered into an agreement (the
"Settlement") settling previously disclosed Unitholder litigation relating to the Conversion Transaction. Under the terms of the Settlement, which remains subject to court approval, the General Partner would be obligated to pay up to an aggregate of $30 million into a fund for distribution to eligible Unitholders if certain five-year financial targets of the Company are not met. Payments by the General Partner, if any, would be made following the end of the five-year period, on or about April 15, 2004. Payments from the fund, less court-approved attorney fees, would be made to Unitholders who are beneficial owners as of the REIT conversion date.

     On April 19, 1999, at the Special Meeting of Unitholders, the Unitholders approved the Conversion Transaction with an affirmative vote of 74.7% of all outstanding Units. The Company expects to convert to a REIT as soon as practicable following final court approval of the Settlement. Court approval will be sought at a hearing scheduled for June 21, 1999.

     Reorganization costs are being expensed in the period incurred and are reflected as a separate line item in the financial statements.


3.  Inventories

     Inventories consisted of the following:

                                                   March 31,    December 31,
                                                     1999           1998
                                                   ---------    ------------
                                                        (in thousands)

       Raw materials (logs)                      $    23,401   $    25,129
       Work-in-process                                 8,597         6,554
       Finished goods                                 15,884        15,831
       Export logs                                       590            53
                                                      ------        ------
                                                      48,472        47,567
       Supplies                                        8,040         8,396
                                                      ------        ------
          Total                                  $    56,512   $    55,963
                                                      ======        ======

     Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at March 31, 1999 and December 31, 1998 was $48.2 million and $46.9 million, respectively.


4.  Timber and Timberlands and Property, Plant and Equipment

     Timber and timberlands consisted of the following (in thousands):

                                                   March 31,    December 31,
                                                     1999           1998
                                                   ---------    ------------

       Timber and logging roads - net            $   898,101   $   907,830
       Timberlands                                   123,150       122,654
                                                   ---------     ---------
          Timber and Timberlands - net           $ 1,021,251   $ 1,030,484
                                                   =========     =========


     Property, plant and equipment consisted of the following (in thousands):

                                                   March 31,    December 31,
                                                     1999           1998
                                                   ---------    ------------

        Land, buildings and improvements         $    66,815   $    66,714
        Machinery and equipment                      279,543       275,149
                                                     -------       -------
                                                     346,358       341,863
        Accumulated depreciation                    (162,822)     (155,684)
                                                     -------       -------
           Property, Plant and Equipment - net   $   183,536   $   186,179
                                                     =======       =======


5.  Borrowings

     As of March 31, 1999, the Company had $200.0 million of borrowings under its revolving line of credit ("Line of Credit"). Subject to customary covenants, the Line of Credit allows the Partnership to borrow from time to time up to $225 million, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing, through December 13, 2001. As of March 31, 1999, $25 million remained available for borrowing under the Line of Credit and the Company had no outstanding standby letters of credit. As of April 1, 1999, $102 million of borrowings on the Line of Credit were repaid.


6.  Segment Information

     The table below presents information about reported segments for the quarters ended (in thousands):


             Northern  Southern                     Land
             Resources Resources  Lumber   Panel    Sales    Other    Total
             --------- ---------  ------   -----    -----    -----    -----
March 31,
   1999
--------
External
   Revenues   $ 45,021 $ 12,269 $ 79,481 $ 40,286 $  1,164 $      0 $178,221
Intersegment
   Revenues     33,118    8,102                                       41,220
Operating
   income       27,644    6,074    3,555    4,951      731        0   42,955

March 31,
   1998
--------
External
   Revenues   $ 28,534 $ 14,824 $ 66,815 $ 39,625 $  1,321 $ 13,206 $164,325
Intersegment
   Revenues     29,364   12,001                                       41,365
Operating
   income       19,479   12,133    3,178    2,449    1,155      406   38,800



     A reconciliation of total operating income to combined income before income taxes, for the quarters ended March 31, is as follows (in thousands):

                                                          1999        1998
                                                          ----        ----
        Total segment operating income                $  42,955   $  38,800
        Interest expense - net                          (18,136)    (14,735)
        Corporate and other unallocated expenses         (6,783)     (2,758)
                                                         ------      ------
        Combined income before income taxes           $  18,036   $  21,307
                                                         ======      ======


7.  Subsequent Events

     On April 20, 1999, the Board of Directors of the General Partner authorized the Partnership to make a distribution of $0.57 per Unit for the first quarter of 1999. Total distributions will equal approximately $35.5 million (including $9.1 million to the General Partner) and will be paid on May 27, 1999 to Unitholders of record on May 14, 1999.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

     As used herein, "Company" refers to the combined entities of the Partnership, Manufacturing, and Marketing.


RESULTS OF OPERATIONS

First Quarter 1999 Compared to First Quarter 1998

     The following table compares operating income by segment for the quarters ended March 31:

                          Operating Income by Segment
                                (In Thousands)
                                                       1999        1998
                                                       ----        ----
          Northern Resources...................    $  27,644   $  19,479
          Southern Resources...................        6,074      12,133
          Lumber...............................        3,555       3,178
          Panel................................        4,951       2,449
          Land Sales...........................          731       1,155
          Other................................            0         406
                                                      ------      ------
          Total Segment Operating Income.......       42,955      38,800
          Other Costs & Eliminations...........       (4,288)     (2,725)
                                                      ------      ------
          Total................................    $  38,667   $  36,075
                                                      ======      ======

     The accounting policies of the segments are substantially the same as those described in Note 1 to Notes to Combined Financial Statements in the Partnership's 1998 annual report on Form 10K. For segment purposes, however, inventories are stated at the lower of average cost or market on the first-in, first-out ("FIFO") method. Therefore, the difference in computing cost of goods sold under the LIFO and FIFO methods is included in "Other Costs & Eliminations."

     NORTHERN RESOURCES SEGMENT. Revenues increased by $20.2 million, or 35%, to $78.1 million in the first quarter 1999, compared to $57.9 million in the first quarter 1998. This increase was primarily due to $14.0 million of additional revenues as a result of the Maine Timberland Acquisition and increased Rocky Mountain Region log sales volume. Rocky Mountain Region log sales volume increased by approximately 17% compared to 1998 primarily as a result of favorable harvesting conditions which allowed increased production in order to build log inventories prior to seasonal downtime caused by weather.

     Northern Resources Segment operating income was 35% and 34% as a percentage of its revenues for the quarters ended March
31, 1999 and 1998, respectively. Northern Resources Segment costs and expenses increased by $12.1 million, or 32%, to $50.5 million in 1999, compared to $38.4 million in 1998. This increase was primarily due to $9.2 million of additional costs as a result of the Maine Timberland Acquisition and increased Rocky Mountain Region log sales volume.

     SOUTHERN RESOURCES SEGMENT. Revenues decreased by $6.4 million, or 24%, to $20.4 million in the first quarter 1999, compared to $26.8 million in the first quarter 1998. This decrease was primarily due to an 18% decline in sawlog prices and a 16% decline in sawlog sales volume. The price decline was primarily weather related. Weather during the first quarter of 1999 was unseasonably dry, compared to unseasonably wet weather during the first quarter of 1998. As a result, there was an abundant supply of logs during the first quarter of 1999, compared to a log shortage during the same period in the prior year. The sales volume variance was primarily due to a decline in the internal usage of logs and the abundant supply of logs. The internal usage of logs declined compared to the prior year first quarter due to the July 1998 closure of the Joyce, Louisiana plywood facility and the three-month delayed start-up of the new Joyce, Louisiana sawmill.

     Southern Resources Segment operating income was 30% and 45% as a percentage of its revenues for the quarters ended March 31, 1999 and 1998, respectively. This decline is primarily due to lower log prices. Southern Resources Segment costs and expenses decreased by $0.4 million, or 3%, to $14.3 million in 1999, compared to $14.7 million in 1998, primarily due to the decline in sawlog sales volume.

     LUMBER SEGMENT. Revenues increased by $12.7 million, or 19%, to $79.5 million in the first quarter of 1999, compared to $66.8 million in the prior year first quarter. This increase was primarily due to revenues of $8.2 million from the Meridian, Idaho remanufacturing facility, acquired in May 1998, and a 9% increase in lumber sales volume, offset in part by an 11% decrease in Southern lumber sales prices. Lumber sales volume increased primarily due to greater operating efficiencies at most of our mills and the start-up of the new Joyce, Louisiana sawmill. Southern lumber prices decreased primarily due to a lower percentage of higher-value, wide-dimension lumber in our sale mix as a result of fewer large diameter sawlogs from our timberlands.

     Lumber Segment operating income was approximately 5% as a percentage of its revenues for the quarters ended March 31, 1999 and 1998. Lumber Segment costs and expenses increased by $12.3 million, or 19%, to $75.9 million in the first quarter of 1999, compared to $63.6 million in same quarter of 1998. This increase was primarily due to $7.7 million of costs associated with the Meridian, Idaho remanufacturing facility and increased lumber sales volume.

     PANEL SEGMENT. Revenues increased by $0.7 million to $40.3 million in the first quarter of 1999, compared to $39.6 million in the first quarter of 1998. This increase was primarily due to a 7% increase in plywood prices and a 4% increase in MDF prices, offset in part by a slight decline in plywood sales volume. Plywood prices increased primarily due to unusually strong building activity during the first quarter of 1999, rising OSB prices, a decline in plywood production, and strong industrial markets. Prices also increased due to a higher percentage of premium grade panel production. MDF prices improved due to strong demand growth (approximately 15% during 1998) and our consistent production of premium grade panels.

     Panel Segment operating income was 12% and 6% as a percentage of its revenues for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating income was primarily due to higher plywood and MDF prices and lower MDF raw material costs. Panel Segment costs and expenses decreased by $1.8 million, or 5%, to $35.3 million in the first quarter 1999, compared to $37.2 million in the first quarter of 1998. This decrease was primarily due to a decline in plywood sales volume and a 10% decline in MDF raw material costs.

     LAND SALES SEGMENT. Revenues decreased by $0.2 million, or 14%, to $1.2 million in 1999, compared to $1.4 million in 1998. Land Sales Segment operating income was 63% and 87% as a percentage of its revenues for the quarters ended March 31, 1999 and 1998, respectively. Land Sales Segment costs and expenses increased by $0.2 million to $0.4 million in 1999, compared to $0.2 million in 1998.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased operating income by $4.3 million in the first quarter of 1999, compared to $2.7 million in the first quarter of 1998. The change in Other Costs and Eliminations of $1.6 million is primarily due to the intercompany log profit elimination related to the build-up of log inventories in the Southern Resources Segment in the fourth quarter of 1997 and the subsequent processing of these logs in the first quarter of 1998. Similar log inventories were not built-up during the fourth quarter of 1998. The profit on intercompany log sales is deferred (eliminated) until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties (at which time intercompany profit is recognized).

     Interest expense increased by $3.5 million, or 24%, to $18.5 million, for the quarter ended March 31, 1999, compared to $15.0 million for the quarter ended March 31, 1998. This increase was primarily due to the issuance of $177 million of senior notes in the fourth quarter of 1998 related to the Maine Timberland Acquisition.

     Reorganization Costs of $2.7 million are costs associated with the anticipated conversion of the Partnership to a REIT. See Note 2 of Notes to Combined Financial Statements. Reorganization Costs consist of fees for legal, investment banking and tax consultants, as well as printing and other related costs. Reorganization costs are being expensed as incurred.

     The income allocated to the General Partner increased by $0.4 million to $8.5 million for first quarter 1999, compared to $8.1 million for the same period 1998, primarily due to higher quarterly distributions to Unitholders. Net income is allocated to the General Partner based on two percent of the Company's net income (adjusted for the incentive distribution), plus the incentive distribution. The General Partner's incentive distribution is based on the number of outstanding Units times a percentage of the per Unit distribution paid to Limited Partners, which totaled $0.57 per Unit for the quarter ended March 31, 1999, compared to $0.55 per Unit for the quarter ended March 31, 1998.


FINANCIAL CONDITION AND LIQUIDITY

     During the first three months of 1999, net cash provided by operating activities totaled $34.7 million, compared to $36.2 million for the same period in 1998. The decrease of $1.5 million was primarily due to lower net income, offset in part by higher depreciation, depletion and amortization. On March 31, 1999, the Company had $106.5 million of cash and cash equivalents.

     The Partnership has an unsecured Line of Credit with a group of banks. Subject to customary covenants, the Line of Credit allows the Partnership to borrow from time to time up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit issued on behalf of the Partnership or Manufacturing. The Line of Credit matures on December 13, 2001 and bears a floating rate of interest. As of March 31, 1999, the Partnership had $200 million outstanding under the Line of Credit with $25 million remaining availability. As of April 1, 1999, $102 million of the borrowings on the Line of Credit were repaid.

     The Company's borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the incurrence of indebtedness. In addition, the Line of Credit requires the maintenance of an interest coverage ratio. The Company was in compliance with its debt covenants as of March 31, 1999.

     All of the Company's lenders have provided written consents to the Conversion Transaction. See Note 2 of Notes to the
Combined Financial Statements.

     The Partnership will distribute $0.57 per Unit for the first quarter of 1999. The distribution will equal $35.5 million (including $9.1 million to the General Partner), and will be paid on May 27, 1999 to Unitholders of record on May 14, 1999. The computation of cash available for distribution includes required reserves for the payment of principal and interest, as well as other reserves established at the discretion of the General Partner for working capital, capital expenditures, and future cash distributions.

     Cash required to meet the Company's quarterly cash distributions, capital expenditures and principal and interest payments will be significant. As a result of the indebtedness incurred to finance the Maine Timberland Acquisition and as a result of current and expected operating performance, the General Partner expects that the Partnership may not be able to incur significant levels of additional indebtedness in 1999, under the terms of its current debt agreements. The General Partner believes, however, that expected borrowings under its Line of Credit, cash otherwise on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, distributions, and interest and principal payments for the next twelve months.


CAPITAL EXPENDITURES

     Capital expenditures for the first three months of 1999 totaled $7.4 million, compared to $12.1 million for the same period in 1998. Total 1999 capital expenditures are expected to be approximately $28 million, compared to $64.3 million expended in 1998. Planned capital expenditures include approximately $5 million to complete the construction of the Joyce, Louisiana sawmill, $8 million for replacement and equipment upgrades in our manufacturing facilities and $15 million for logging roads, reforestation and expenditures related to our timberlands.


IMPACT OF THE YEAR 2000 ISSUE

Overview of Plan

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

Assessment of Company's State of Readiness

     Over the last five years the Company has replaced many of its business computer systems in order to realize cost savings and process improvements. A majority of these replacements, all of which are Year 2000 compliant, were completed prior to the company-wide Year 2000 Issue assessment, and the related costs have been capitalized. In 1999, the replacement of the payroll and human resources system will be completed at an approximate cost of $300,000 for 1998 and an approximate cost of $110,000 for 1999. These costs will also be capitalized. Currently, the payroll and human resources system replacement is 85% complete.

     The Company's log accounting systems have required program modifications to achieve Year 2000 readiness. The program modifications and testing will be completed in mid-1999 at an approximate cost of $28,000 for 1998 and an approximate cost of $7,000 for 1999. Company information systems personnel are performing all remediation efforts, and the related costs will be expensed as incurred. The log accounting systems modifications and testing are 95% complete.

     During 1998, the Company completed an inventory of the process control systems and embedded chips used in its manufacturing operations and identified the systems that could be subject to Year 2000 problems. The systems used in the lumber and plywood operations will require minimal changes, while the MDF systems will require the replacement of certain process control software. The modifications and testing of the manufacturing control systems will be completed in 1999, at an approximate cost of $33,000 for 1998 and an approximate cost of $132,000 for 1999. These costs will be expensed as incurred. Currently, the modifications and testing of the manufacturing process control systems are 90% complete.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         -----------------------------------------------------
         RISK
         ----

Not Applicable.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     On April 9, 1999, the Partnership announced that it and its general partner had entered into an agreement (the
"Settlement") settling previously disclosed Unitholder litigation relating to the Conversion Transaction. Under the terms of the Settlement, which remains subject to court approval, the General Partner would be obligated to pay up to an aggregate of $30 million into a fund for distribution to eligible unitholders if certain five-year financial targets of the Company are not met. Payments from the fund, if any, less court approved attorney fees, would be made to the Unitholders who are beneficial owners as of the Conversion Transaction date on or about April 15, 2004. Court approval will be sought at a hearing scheduled for June 21, 1999.

     On April 19, 1999, Unitholders approved the Conversion
Transaction, with 74.7% of the outstanding Units voted in favor.
The General Partner currently expects to consummate the Conversion Transaction once the Settlement has been approved and becomes final.

     There is no other pending or threatened litigation involving the Partnership which the General Partner believes would have a material adverse effect on the financial position, results of operations or liquidity of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     On April 19, 1999 the Company held a Special Meeting of
Unitholders to vote on the Conversion Transaction. Unitholders approved the Conversion Transaction with the Units voted as follows:

For                34,612,880
Against             2,734,029
Abstain               458,103
Withheld            1,654,417
Broker Non-votes    6,863,871


Items 2, 3, and 5 of Part II are not applicable and have been omitted.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  List of Exhibits

     Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk ("*");
all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

INDEX TO EXHIBITS

Exhibit
Designation  Nature of Exhibit
-----------  -----------------
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

27* Financial Data Schedule for the quarter ended March 31, 1999. See attached exhibit.


(b)  Reports on Form 8-K

     The Partnership filed a current report on Form 8-K/A dated
November 12, 1998, concerning the acquisition of 905,000 acres of forest lands in central Maine from S.D. Warren Company.

     The Partnership filed a current report on Form 8-K dated
February 8, 1999, reporting the filing of a purported class action lawsuit in connection with the Conversion Transaction.

     The Partnership filed a current report on Form 8-K dated
March 12, 1999, discussing potential tax legislation relating to Real Estate Investment Trusts.

     The Partnership filed a current report on Form 8-K dated
March 18, 1999, reporting an opinion issued by the Delaware Court of Chancery in the Conversion Transaction litigation.

     The Partnership filed a current report on Form 8-K dated
March 22, 1999, reporting the adjournment of the Special Meeting of Unitholders to vote on the Conversion Transaction until March
24, 1999.

     The Partnership filed a current report on Form 8-K dated
March 24, 1999, reporting the adjournment of the Special Meeting of Unitholders to vote on the Conversion Transaction until March
29, 1999.

     The Partnership filed a current report on Form 8-K dated
March 26, 1999, reporting the receipt of an Internal Revenue
Service ruling relating to the Conversion Transaction.

     The Partnership filed a current report on Form 8-K dated
March 29, 1999, reporting the adjournment of the Special Meeting of Unitholders to vote on the Conversion Transaction until April
19, 1999.


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



                                   PLUM CREEK TIMBER COMPANY, L.P.
                                             (Registrant)


                                   By:  Plum Creek Management Company, L.P.
                                        as General Partner


                                   By:    /s/ William R. Brown
                                      ----------------------------
                                            WILLIAM R. BROWN
                                            Executive Vice President and
                                            Chief Financial Officer
                                           (Duly Authorized Officer and
                                            Principal Financial and
                                            Accounting Officer)



Date: May 13, 1999