Form 10-Q
period 1999-06-30
PLUM CREEK TIMBER CO INC
filed 1999-08-11
CIK 849213

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

                                      OR

         (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number  1-10239


                       PLUM CREEK TIMBER COMPANY, INC.
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

                          Yes   X                       No



The number of outstanding shares of the registrant's Common Stock as of August 9, 1999 was 63,456,575.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------
                         PLUM CREEK TIMBER COMPANY, L.P.
                           COMBINED STATEMENT OF INCOME
                                    (UNAUDITED)

                                               Quarter Ended June 30,
                                               ----------------------
                                               1999              1998
                                               ----              ----

                                          (In Thousands, Except Per Unit)

Revenues.....................................$   184,349    $   171,799
                                              ----------     ----------

Costs and Expenses:
  Cost of Goods Sold.........................    128,796        121,124
  Selling, General and Administrative........     11,104         17,824
                                              ----------     ----------
    Total Costs and Expenses.................    139,900        138,948
                                              ----------     ----------

Operating Income.............................     44,449         32,851

Interest Expense.............................    (18,524)       (14,603)
Interest Income..............................        221            229
Reorganization Costs.........................     (2,402)        (1,714)
Other Income - Net...........................       (398)          (512)
                                              ----------     ----------

Income before Income Taxes...................     23,346         16,251
Provision for Income Taxes...................        811            120
                                              ----------     ----------

Net Income...................................$    22,535    $    16,131

General Partner Interest.....................      8,628          8,500
                                              ----------     ----------

Net Income Allocable to Unitholders..........$    13,907    $     7,631
                                              ==========     ==========

Net Income per Unit..........................     $ 0.30    $      0.17
                                              ==========     ==========

See accompanying Notes to Combined Financial Statements




                         PLUM CREEK TIMBER COMPANY, L.P.
                           COMBINED STATEMENT OF INCOME
                                   (UNAUDITED)

                                             Six Months Ended June 30,
                                             -------------------------
                                             1999                 1998
                                             ----                 ----

                                          (In Thousands, Except Per Unit)

Revenues.....................................$   362,570    $   336,124
                                              ----------     ----------

Costs and Expenses:
  Cost of Goods Sold.........................    257,907        239,768
  Selling, General and Administrative........     21,547         27,430
                                              ----------     ----------
    Total Costs and Expenses.................    279,454        267,198
                                              ----------     ----------

Operating Income.............................     83,116         68,926

Interest Expense.............................    (37,049)       (29,576)
Interest Income..............................        610            467
Reorganization Costs.........................     (5,053)        (1,748)
Other Income - Net...........................       (242)          (511)
                                              ----------     ----------

Income before Income Taxes...................     41,382         37,558
Provision for Income Taxes...................        985            147
                                              ----------     ----------

Net Income...................................$    40,397    $    37,411

General Partner Interest.....................     17,162         16,599
                                              ----------     ----------

Net Income Allocable to Unitholders..........$    23,235    $    20,812
                                              ==========     ==========

Net Income per Unit..........................$      0.50    $      0.45
                                              ==========     ==========


See accompanying Notes to Combined Financial Statements




                         PLUM CREEK TIMBER COMPANY, L.P.
                             COMBINED BALANCE SHEET
                                   (UNAUDITED)

                                           June 30,          December 31,
                                             1999                1998
                                             ----                ----

                                                  (In Thousands)
ASSETS
Current Assets:
  Cash and Cash Equivalents..................$    96,188    $   113,793
  Accounts Receivable........................     43,267         32,007
  Inventories................................     46,095         55,963
  Timber Contract Deposits...................      4,242          2,647
  Other Current Assets.......................      5,873          6,053
                                              ----------     ----------
                                                 195,665        210,463

Timber and Timberlands -  Net................  1,015,007      1,030,484
Property, Plant and Equipment  -  Net........    178,037        186,179
Other Assets.................................     11,216         11,117
                                              ----------     ----------
  Total Assets...............................$ 1,399,925    $ 1,438,243
                                              ==========     ==========

LIABILITIES
Current Liabilities:
  Current Portion of Long-Term Debt..........$    26,950    $    18,400
  Accounts Payable...........................     14,865         15,320
  Interest Payable...........................     11,294         10,964
  Wages Payable..............................     13,143         14,795
  Taxes Payable..............................      4,304          4,081
  Workers' Compensation Liabilities..........      1,300          1,550
  Other Current Liabilities..................      8,456         15,766
                                              ----------     ----------
                                                  80,312         80,876

Long-Term Debt...............................    715,453        742,608
Line of Credit...............................    218,400        200,000
Workers' Compensation Liabilities............      7,280          7,495
Other Liabilities............................      3,524          1,849
                                              ----------     ----------
  Total Liabilities..........................  1,024,969      1,032,828
                                              ----------     ----------

Commitments and Contingencies

PARTNERS' CAPITAL
Limited Partners' Units......................    377,284        406,857
General Partner..............................     (2,328)        (1,442)
                                              ----------      ---------
  Total Partners' Capital....................    374,956        405,415
                                              ----------      ---------
  Total Liabilities and Partners' Capital....$ 1,399,925    $ 1,438,243
                                              ==========     ==========

See accompanying Notes to Combined Financial Statements




                         PLUM CREEK TIMBER COMPANY, L.P.
                        COMBINED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                             Six Months Ended June 30,
                                             -------------------------
                                             1999                 1998
                                             ----                 ----

                                                   (In Thousands)
Cash Flows From Operating Activities:
Net Income...................................$    40,397    $    37,411
Adjustments to Reconcile Net Income to
  Net Cash Provided By Operating Activities:
   Depreciation, Depletion and Amortization..     34,988         31,876
   (Gain) Loss on Asset Dispositions - Net...       (120)           421
  Working Capital Changes:
   Accounts Receivable.......................    (11,260)        (5,900)
   Inventories...............................      9,868         15,026
   Timber Contract Deposits and Other
     Current Assets..........................     (1,415)        (3,834)
   Accounts Payable..........................       (455)         3,153
   Other Accrued Liabilities.................     (8,659)         1,156
  Other......................................      1,553          3,940
                                              ----------     ----------
Net Cash Provided By Operating Activities....$    64,897    $    83,249
                                              ----------     ----------

Cash Flows From Investing Activities:
  Additions to Properties....................$   (12,193)   $   (35,955)
  Proceeds from Asset Dispositions...........        812            310
                                              ----------     ----------
Net Cash Used In Investing Activities........$   (11,381)   $   (35,645)
                                              ----------     ----------

Cash Flows From Financing Activities:
  Cash Distributions.........................$   (70,916)   $   (69,445)
  Retirement of Long-Term Debt...............    (18,605)       (18,400)
  Borrowings on Line of Credit...............    310,900        388,000
  Repayments on Line of Credit...............   (292,500)      (349,000)
                                              ----------     ----------
Net Cash Used In Financing Activities........$   (71,121)   $   (48,845)
                                              ----------     ----------
Increase (Decrease) In Cash and
  Cash Equivalents...........................    (17,605)        (1,241)
Cash and Cash Equivalents:
  Beginning of Period........................    113,793        135,381
                                              ----------     ----------

  End of Period..............................$    96,188    $   134,140
                                              ==========     ==========

                       PLUM CREEK TIMBER COMPANY, L.P.
                   NOTES TO COMBINED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     The combined financial statements include all the accounts of Plum Creek Timber Company, L.P. (the "Partnership"), Plum Creek Manufacturing, L.P. ("Manufacturing") and Plum Creek Marketing, Inc. ("Marketing"). Prior to
July 1, 1999, the Partnership owned 98 percent of Manufacturing and 96 percent of Marketing, and Plum Creek Management Company, L.P., the general partner, managed the businesses of the Partnership, Manufacturing and Marketing and owned the remaining two percent general partner interest of Manufacturing and four percent of Marketing. On July 1, 1999, the Partnership converted to a real estate investment trust and became Plum Creek Timber Company, Inc. See
Note 2 to the Combined Financial Statements for discussion of the conversion and reorganization of the Partnership. Therefore, the term "Company," as used herein, refers to the combined entities of the Partnership, Manufacturing, and Marketing for the period ending and including June 30, 1999, and subsequent to June 30, 1999, refers to Plum Creek Timber Company, Inc., the newly formed REIT. Presentation of the June 30, 1999 financial statements and notes reflects the business of the Partnership. Any reference to transactions or activities subsequent to June 30, 1999 relates to Plum Creek Timber Company, Inc., the surviving entity. The structure and future accounting presentation for Plum Creek Timber Company, Inc. are discussed in our Form 8-K filed on July 14, 1999.

     The financial statements included in this quarterly report on Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1998 annual report on Form 10-K include a summary of the Partnership's significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. All significant intercompany transactions have been eliminated in the combination. Reclassifications of certain prior period amounts have been made in order to be consistent with current period presentation.

     The taxable income, deductions, and credits of the Partnership and Manufacturing were allocated monthly to the unitholders based on the number of depositary units representing limited partner interests held. Distributions of cash to a unitholder are considered a non-taxable return of capital to the extent of the unitholder's basis in the units (as such basis is increased by the allocable share of the Partnership's and Manufacturing's taxable income). However, unitholders are required to include in their income tax filings their allocable share of the Partnership's and Manufacturing's income, regardless of whether cash distributions are made. In virtually all cases, a unitholder's 1999 cash distribution will significantly exceed the tax liability related to the unitholder's allocated taxable income from the Partnership and Manufacturing. For tax-exempt entities, such as IRAs, most of the Partnership's and Manufacturing's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax-exempt entity has more than $1,000 of UBTI for a tax year, it may be required to pay federal income taxes. Marketing, as a separate taxable corporation, provided for income taxes on a separate company basis. Marketing provided for deferred taxes in order to reflect the tax consequences in future years of the difference between the financial statement and tax basis of assets and liabilities as of the balance sheet date.

     The Partnership's Net Income per unit was calculated using the weighted average number of units outstanding, divided into the combined Partnership net income, after adjusting for the general partner interest. The weighted average number of units outstanding was 46,323,300 for each of the three and six month periods ended June 30, 1999 and 1998.


2.  REORGANIZATION

     On June 8, 1998, we announced that the Partnership's general partner had authorized our conversion from a master limited partnership to a real estate investment trust ("REIT"). On April 19, 1999, at a special meeting of unitholders, the Partnership's unitholders also approved the conversion transaction. The conversion became effective on July 1, 1999. After the conversion, there are 62,822,009 shares of common stock outstanding and 634,566 shares of special voting stock outstanding, which are convertible into common stock. Plum Creek Timber Company, Inc., the new corporation, will elect to be treated for Federal income tax purposes as a REIT. Plum Creek Timber
Company, L.P. ceased to exist. Reorganization costs have been expensed in the period incurred and are reflected as a separate line item in the financial statements.

     On April 9, 1999, the Partnership announced that it and its general partner had entered into an agreement settling previously disclosed unitholder litigation relating to the conversion transaction. The settlement, which was approved by the court on June 21, 1999, could obligate the Partnership's former general partner to pay up to an aggregate of $30 million into a fund for distribution to eligible unitholders if certain five-year financial targets of the Company are not met. Payments by the general partner, if any, would generally be made following the end of the five-year period, on or about April 15, 2004. Such payments, if any, may be accelerated upon the occurrence of certain extraordinary transactions. Payments from the fund, less court-approved attorney fees, would be made to unitholders who were beneficial owners as of July 1, 1999.


3.  INVENTORIES

     Inventories consisted of the following:


                                              June 30,          December 31,
                                                1999                1998
                                              --------          ------------
                                                    (in thousands)


Raw materials (logs)                         $ 14,230             $ 25,129
Work-in-process                                 7,926                6,554
Finished goods                                 14,928               15,831
Export logs                                        96                   53
                                               ------               ------
                                               37,180               47,567
Supplies                                        8,915                8,396
                                               ------               ------
     Total                                   $ 46,095             $ 55,963
                                               ======               ======

     Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at June 30, 1999 and December 31, 1998 was $37.7 million and $46.9 million, respectively.


4.  TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

     Timber and timberlands consisted of the following (in thousands):

                                              June 30,          December 31,
                                                1999                1998
                                              --------          ------------

Timber and logging roads - net             $   891,529          $   907,830
Timberlands                                    123,478              122,654
                                             ---------            ---------
Timber and Timberlands - net               $ 1,015,007          $ 1,030,484
                                             =========            =========

     Property, plant and equipment consisted of the following (in thousands):

                                              June 30,          December 31,
                                                1999                1998
                                              --------          ------------

Land, buildings and improvements            $   66,815           $   66,714
Machinery and equipment                        281,331              275,149
                                               -------              -------
                                               348,146              341,863
Accumulated depreciation                      (170,109)            (155,684)
                                               -------              -------
Property, Plant and Equipment - net         $  178,037           $  186,179
                                               =======              =======


5.  FINANCING ACTIVITIES

     As of June 30, 1999, we had $218.4 million of borrowings under our revolving line of credit. Subject to customary covenants, the line of credit allows us to borrow from time to time up to $225 million, including up to $20 million of standby letters of credit, through December 13, 2001. As of June 30, 1999, $6.6 million remained available for borrowing under the line of credit and we had no outstanding standby letters of credit. As of July 15, 1999, we repaid $111 million of borrowings on the line of credit.

     We will distribute $0.57 per share on August 26, 1999 to shareholders of record on August 13, 1999.


6. SEGMENT INFORMATION

     The table below presents information about reported segments for the quarters ended June 30 (in thousands):

          Northern  Southern                         Land
          Resources Resources   Lumber     Panel     Sales     Other     Total
          --------- ---------   ------     -----     -----     -----     -----
June 30,
1999
--------
External
 revenues $  31,901 $  13,611 $  88,565 $  44,357 $   5,915 $       0 $ 184,349
Intersegment
 revenues    18,173    12,506                                            30,679
Operating
 income      12,569     8,943     6,725     8,067     5,428         0    41,732

June 30,
1998
--------
External
 Revenues $  28,436 $  15,905 $  70,317 $  38,546 $   7,089 $  11,506 $ 171,799
Intersegment
 revenues    13,915    15,367                                            29,282
Operating
 income       9,635    15,642     1,173     2,753     5,952      (211)   34,944


     A reconciliation of total operating income to combined income before income taxes, for the quarters ended June 30, is as follows (in thousands):

                                                          1999          1998
                                                          ----          ----
Total segment operating income                       $  41,732     $  34,944
Interest expense - net                                 (18,303)      (14,374)
Corporate and other unallocated expenses                   (83)       (4,319)
                                                        ------        ------
Combined income before income taxes                  $  23,346     $  16,251
                                                        ======        ======

7. SUBSEQUENT EVENTS

     On July 1, 1999, we converted to a Real Estate Investment Trust. See Note 2 of Notes to Combined Financial Statements.

     On August 4, 1999, we filed a registration statement on Form S-3 to register 7,000,000 shares of common stock, plus up to an additional
1,050,000 shares to cover the underwriters' over-allotment option.
The registration statement relating to the securities has been filed with the Securities and Exchange Commission, but has not yet become effective.
The securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective. We intend to use the proceeds from the offering to reduce indebtedness under the line of credit and for general business purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     As used herein, "Company" refers to the combined entities of Plum Creek Timber Company, L.P. (the "Partnership"), Plum Creek Manufacturing, L.P. ("Manufacturing") and Plum Creek Marketing, Inc. ("Marketing").

RESULTS OF OPERATIONS

Second Quarter 1999 Compared to Second Quarter 1998

     The following table compares operating income by segment for the quarters ended June 30:

                         Operating Income by Segment
                                (In Thousands)

                                                          1999          1998
                                                          ----          ----
Northern Resources..................................  $  12,569    $   9,635
Southern Resources..................................      8,943       15,642
Lumber..............................................      6,725        1,173
Panel...............................................      8,067        2,753
Land Sales..........................................      5,428        5,952
Other...............................................          0         (211)
                                                         ------       ------
Total Segment Operating Income......................     41,732       34,944
Other Costs & Eliminations..........................      2,717       (2,093)
                                                         ------       ------
Total...............................................  $  44,449    $  32,851
                                                         ======       ======

     The accounting policies of the segments are substantially the same as those described in Note 1 to Notes to Combined Financial Statements in the Partnership's 1998 annual report on Form 10-K. For segment purposes, however, inventories are stated at the lower of average cost or market on the first-in, first-out ("FIFO") method. The difference in computing cost of goods sold under the LIFO and FIFO methods is included in "Other Costs & Eliminations."

     NORTHERN RESOURCES SEGMENT. Revenues increased by $7.7 million, or 18%, to $50.1 million in the second quarter 1999, compared to $42.4 million in the second quarter of 1998. This increase was primarily due to $6.5 million of additional revenues as a result of our acquisition of 905,000 acres of timberlands in Maine and a 15% increase in harvest levels in the Rocky Mountain Region, offset in part by lower harvest levels in the Cascade Region. Harvest levels in the Rocky Mountain Region increased over the prior year second quarter primarily due to favorable weather conditions, which allowed us to harvest some volume that was planned for later in the year. Harvest levels in the Cascade Region declined primarily due to a reduction in volume as the region continues to convert its forests to younger, more productive timber stands.

     Northern Resources Segment operating income was 25% and 23% as a percentage of its revenues for the quarters ended June 30, 1999 and 1998, respectively. Northern Resources Segment costs and expenses increased by $4.8 million, or 15%, to $37.5 million in 1999, compared to $32.7 million in 1998. This increase was primarily due to $5.7 million of additional costs as a result of our Maine timberland acquisition and increased harvest levels in the Rocky Mountain Region, offset in part by lower harvest levels in the Cascade Region.

     SOUTHERN RESOURCES SEGMENT. Revenues decreased by $5.2 million, or 16%, to $26.1 million in the second quarter of 1999, compared to $31.3 million in the same quarter of 1998. This decrease was primarily due to a 21% decline in sawlog prices. The price decline was primarily due to favorable harvesting conditions in the second quarter of 1999 compared to harvesting conditions in
the second quarter of 1998, and a higher percentage of smaller logs.   Weather
conditions during the second quarter of 1999 were unusually dry, which has resulted in an abundant supply of logs throughout the region. Additionally, by the end of 1998, we had nearly completed the conversion of mature second growth pine timberlands into intensively managed pine plantations, and, as a result, average log size had decreased.

     Southern Resources Segment operating income was 34% and 50% as a percentage of its revenues for the quarters ended June 30, 1999 and 1998, respectively. This decline is primarily due to lower sawlog prices. Southern Resources Segment costs and expenses increased by $1.6 million, or 10%, to $17.2 million in 1999, compared to $15.6 million in 1998, due to a slight increase in sawlog and pulpwood sales volumes and a slight increase in log and haul costs.

     LUMBER SEGMENT. Revenues increased by $18.3 million, or 26%, to $88.6 million in the second quarter of 1999, compared to $70.3 million in the prior year second quarter. Excluding the incremental increase in revenues of $6.4 million related to the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, revenues increased by $11.9 million. This increase was primarily due to a 17% increase in lumber sales volume and a 7% increase in Northwest lumber prices. Lumber sales volume increased primarily due to a greater than 50% increase in production volumes at our newly reconfigured sawmill at Joyce, Louisiana. Northwest lumber prices increased primarily due to improved foreign markets and the strong U.S. economy, which has resulted in increased housing starts and low field inventories. Despite improving lumber markets, our second quarter 1999 Southern lumber prices have decreased slightly compared to second quarter 1998 prices. This decline is primarily due to a lower percentage of higher-value, wide-dimension lumber in our sales mix, as a result of fewer large diameter sawlogs from our timberlands, and because a significant portion of our Southern lumber is used in the treated wood business, which is impacted less by the strong home building sector.

     Lumber Segment operating income was approximately 8% and 2% as a percentage of its revenues for the quarters ended June 30, 1999 and 1998, respectively. This increase is primarily due to higher Northwest lumber prices and lower log costs. Lumber Segment costs and expenses increased by $12.7 million, or 18%, to $81.8 million in the second quarter of 1999, compared to $69.1 million in same quarter of 1998. Excluding the incremental increase in expense of $6.0 million related to the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, expenses increased by $6.7 million. This increase is primarily due to an increase in lumber sales volume, offset in part by lower log costs in our Southern Region.

     PANEL SEGMENT. Revenues increased by $5.9 million to $44.4 million in the second quarter of 1999, compared to $38.5 million in the second quarter of 1998. This increase was primarily due to a 15% increase in plywood prices. Plywood prices rose steadily during the second quarter of 1999, with many commodity plywood prices setting new record highs. The industry composite indices for commodity plywood prices during the second quarter of 1999 were 30% above the indices for the prior year's second quarter. This price improvement was primarily due to strong building activity in the U.S., rising oriented strand board prices and declining plywood production by other manufacturers. Industrial and specialty grade plywood prices also were higher during the second quarter of 1999 compared to the second quarter of 1998, primarily due to rising commodity plywood prices and strong industrial sales activity, including demand from boat and recreational vehicle manufacturers.

     Panel Segment operating income was 18% and 7% as a percentage of its revenues for the quarters ended June 30, 1999 and 1998, respectively. The increase in operating income was primarily due to higher plywood prices. Panel Segment costs and expenses increased by $0.5 million to $36.3 million in the second quarter 1999, compared to $35.8 million in the second quarter of 1998.

     LAND SALES SEGMENT. Revenues decreased by $1.2 million, or 17%, to $5.9 million for the quarter ended June 30, 1999, compared to $7.1 million for the quarter ended June 30, 1998. Land Sales Segment operating income was 92% and 85% as a percentage of its revenues for the quarters ended June 30, 1999 and 1998, respectively. Land Sales Segment costs and expenses decreased by $0.6 million to $0.5 million for the quarter ended June 30, 1999, compared to $1.1 million for the quarter ended June 30, 1998.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) increased operating income by $2.7 million in the second quarter of 1999, compared to a decrease of $2.1 million in the second quarter of 1998. The change in Other Costs and Eliminations of $4.8 million is primarily due to lower corporate overhead in the second quarter of 1999 compared to the second quarter of 1998. Corporate overhead decreased by $6.8 million in the second quarter of 1999 compared to the second quarter of 1998 primarily due to a second quarter 1998 long-term incentive plan expense of $8.8 million.

     Interest expense increased by $3.9 million, or 27%, to $18.5 million, for the quarter ended June 30, 1999, compared to $14.6 million for the quarter ended June 30, 1998. This increase was primarily due to the issuance of $177 million of senior notes in the fourth quarter of 1998 to finance our Maine timberland acquisition.

     Reorganization Costs of $2.4 million are costs associated with the conversion of the Partnership to a REIT. See Note 2 of Notes to Combined Financial Statements. Reorganization costs include fees for legal, investment advisory, fairness opinion, tax and financial advisory, solicitation, printing, consent fees for lender waivers, and other related costs. Reorganization costs have been expensed as incurred.

     The income allocated to the Partnership's general partner increased by $0.1 million to $8.6 million for second quarter 1999, compared to $8.5 million for the same period in 1998. Net income was allocated to the general partner based on two percent of the partnership's net income (adjusted for the incentive distribution), plus the incentive distribution. The general partner's incentive distribution was based on the number of outstanding units times a percentage of the per unit distribution paid to limited partners, which totaled $0.57 per unit for the quarters ended June 30, 1999 and 1998. Subsequent to June 30, 1999, the general partner's ownership converted to 16,498,709 shares of common Stock and 634,566 shares of special voting common stock, upon which common stock dividends will be paid. See Note 2 of the Notes to Combined Financial Statements.

Six months 1999 Compared to Six Months 1998

     The following table compares operating income by segment for the six months ended June 30:

                         Operating Income by Segment
                                (In Thousands)

                                                          1999          1998
                                                          ----          ----
Northern Resources..................................  $  40,213     $  29,114
Southern Resources..................................     15,017        27,775
Lumber..............................................     10,280         4,351
Panel...............................................     13,018         5,202
Land Sales..........................................      6,159         7,107
Other...............................................          0           195
                                                         ------        ------
Total Segment Operating Income......................     84,687        73,744
Other Costs & Eliminations..........................     (1,571)       (4,818)
                                                         ------        ------
Total...............................................  $  83,116     $  68,926
                                                         ======        ======


     NORTHERN RESOURCES SEGMENT. Revenues increased by $28.0 million, or 28%, to $128.2 million in the first six months of 1999, compared to $100.2 million in 1998. This increase was primarily due to $20.5 million of additional revenues as a result of our Maine timberland acquisition and a 16% increase in harvest levels in the Rocky Mountain Region, offset in part by lower harvest levels in the Cascade Region. Harvest levels in the Rocky Mountain Region during the first six months of 1999 increased over harvest levels during the first six months of 1998 primarily due to favorable weather conditions, which allowed us to harvest some volume planned for later in the year.

     Northern Resources Segment operating income was 31% and 29% as a percentage of its revenues for the six months ended June 30, 1999 and 1998, respectively. Northern Resources Segment costs and expenses increased by $16.9 million, or 24%, to $88.0 million in 1999, compared to $71.1 million in 1998. This increase was primarily due to $15.7 million of additional costs as a result of our Maine timberland acquisition and increased harvest levels in the Rocky Mountain Region, offset in part by lower harvest levels in the Cascade Region.

     SOUTHERN RESOURCES SEGMENT. Revenues decreased by $11.6 million, or 20%, to $46.5 million in the first six months of 1999, compared to $58.1 million in the same period of 1998. This decrease was primarily due to a 20% decline in sawlog prices, a 9% decline in pulpwood prices and a 7% decline in sawlog sales volume. The sawlog and pulpwood price declines were primarily due to favorable
harvesting conditions and the harvesting of smaller logs.   Weather conditions
during the first six months of 1999 were unusually dry compared to unusually wet weather during the first six months of 1998. Additionally, by the end of 1998 we had nearly completed the conversion of mature second growth pine timberlands into intensively managed pine plantations and, as a result, average log size had decreased. The sawlog sales volume decline was primarily due to a reduction in the internal usage of logs and an abundant supply of logs throughout the region. Internal usage declined due to the July 1998 closure of the Joyce, Louisiana plywood facility and the three-month delayed start-up of the new Joyce, Louisiana sawmill.

     Southern Resources Segment operating income was 32% and 48% as a percentage of its revenues for the six months ended June 30, 1999 and 1998, respectively. This decline is primarily due to lower sawlog and pulpwood prices and higher log and haul costs. Southern Resources Segment costs and expenses increased by $1.1 million, or 4%, to $31.5 million in 1999, compared to $30.3 million in 1998, primarily due to a slight increase in log and haul costs.

     LUMBER SEGMENT. Revenues increased by $30.9 million, or 23%, to $168.0 million for the six months ended June 30, 1999, compared to $137.1 million for the same period in the prior year. Excluding the incremental increase in revenues of $14.7 million related to the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, revenues increased by $16.2 million. This increase was primarily due to a 13% increase in lumber sales volume, offset in part by a 7% decline in Southern lumber prices. Lumber sales volume increased primarily due to the nearly 45% increase in production volumes at our Joyce, Louisiana sawmill and the nearly 20% increase in production volumes at our Pablo, Montana sawmill as a result of mill reconfiguration projects. Southern lumber prices for the first six months of 1999 decreased compared to prices for the first six months of 1998 primarily due to a lower percentage of higher-value, wide-dimension lumber in our sales mix, as a result of the lower volume of large diameter sawlogs harvested on our timberlands.

     Lumber Segment operating income was approximately 6% and 3% as a percentage of its revenues for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily due to slightly higher Northwest lumber prices, higher lumber sales volume and lower log costs. Lumber Segment costs and expenses increased by $25.0 million, or 19%, to $157.8 million in the second quarter of 1999, compared to $132.8 million in same quarter of 1998. Excluding the incremental increase in expense of $13.8 million related to the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, expenses increased by $11.2 million. This increase of $11.2 million is primarily due to an increase in lumber sales volume, offset in part by lower log costs in our Southern Region.

     PANEL SEGMENT. Revenues for the six months ended June 30, 1999 increased by $6.4 million, or 8% to $84.6 million compared to $78.2 million for the same period in 1998. This increase was primarily due to an 11% increase in plywood prices. Plywood prices rose steadily during the first six months of 1999. The industry composite indices for commodity plywood prices during the first six months of 1999 were 17% above the indices for the first six months of 1998.
The price improvement was primarily due to the strong building activity in the U.S., rising oriented strand board prices and declining plywood production by other manufacturers. Industrial and specialty grade plywood prices also were higher during the first six months of 1999 compared to the first six months of 1998, primarily due to rising commodity plywood prices and strong industrial sales activity.

     Panel Segment operating income was 15% and 7% as a percentage of its revenues for the first six months of 1999 and 1998, respectively. The increase in operating income was primarily due to higher plywood prices and slightly lower medium density fiberboard and plywood raw material costs. Panel Segment costs and expenses decreased by $1.3 million to $71.6 million in the second quarter 1999, compared to $73.0 million in the second quarter of 1998. This decrease was primarily due to a 10% decrease in medium density fiberboard raw material costs and a 3% decrease in plywood raw material costs.

     LAND SALES SEGMENT. Revenues decreased by $1.3 million, or 15%, to $7.1 million for the six months ended June 30, 1999, compared to $8.4 million for the six months ended June 30, 1998. Land Sales Segment operating income was 87% and 85% as a percentage of its revenues for the six months ended June 30, 1999 and 1998, respectively. Land Sales Segment costs and expenses decreased by $0.4 million, or 3% to $0.9 million for the six months ended June 30, 1999, compared to $1.3 million for the six months ended June 30, 1998.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased operating income by $1.6 million in the first six months of 1999, compared to $4.8 million in 1998. The change in Other Costs and Eliminations of $3.2 million is primarily due to lower corporate overhead, offset in part by a decline in the amount of intercompany log profit recognized. Corporate overhead decreased by $8.5 million during the first six months of 1999 compared to the first six months of 1998 primarily due to a second quarter 1998 long-term incentive plan expense of $8.8 million. Deferred intercompany log profit of $8.3 million was recognized during the first six months of 1999 compared to $12.3 million during the first six months of 1998. This decrease of $4.0 million is primarily due to the build-up of log inventories in the Southern Resources Segment in the fourth quarter of 1997 and the subsequent processing of these logs in the first quarter of 1998. Similar log inventories were not built-up during the fourth quarter of 1998. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized.

     Interest expense increased by $7.4 million, or 25%, to $37.0 million, for the six months ended June 30, 1999,compared to $29.6 million for the six months ended June 30, 1998. This increase was primarily due to the issuance of $177 million of senior notes in the fourth quarter of 1998 to finance our Maine timberland acquisition.

     Reorganization Costs for the six months ended June 30, 1999 were $5.1 million. See Note 2 of Notes to Combined Financial Statements.

     The income allocated to the Partnership's general partner increased by $0.6 million to $17.2 million for the six months ended June 30, 1999, compared to $16.6 million for the same period 1998. The increase is due to the increase in the distribution paid to limited partners, which totaled $1.14 per unit during the first six months of 1999, compared to $1.12 per unit during the first six months of 1998.

FINANCIAL CONDITION AND LIQUIDITY

     During the first six months of 1999, net cash provided by operating activities totaled $64.9 million, compared to $83.2 million for the same period in 1998. The decrease of $18.3 million is primarily due to an unfavorable working capital variance of $21.5 million, offset in part by higher net income and higher depreciation, depletion and amortization. The unfavorable working capital variance is primarily due to a $14.9 million Other Current Liability variance, a $5.4 million Accounts Receivable variance and a $5.2 million Inventory variance, offset in part by a favorable $5.3 million Wages Payable variance. The Other Current Liability variance of $14.9 million is primarily due to the second quarter 1998 long-term incentive plan expense of $8.8 million, of which $2.4 million was funded in the third quarter of 1998 and the remainder in the first quarter of 1999. The Accounts Receivable variance of $5.4 million is primarily due to the timing of collections. The Inventory variance of $5.2 million is primarily due to the build-up of log inventories in our Southern Region in the fourth quarter of 1997 and the subsequent processing of these logs in the first quarter of 1998 during weather-related harvesting curtailments. The Southern Region did not build similar log inventories in the fourth quarter of 1998. The favorable Wages Payable variance of $5.3 million is primarily due to lower incentive compensation accruals during the first six months of 1998 as a result of lower earnings levels.

     We have an unsecured line of credit with a group of banks. Subject to customary covenants, the line of credit allows for borrowings from time to time of up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit. The line of credit matures on December 13, 2001 and bears a floating rate of interest. As of June 30, 1999, $218 million was outstanding with $7 million remaining availability. As of July 15, 1999, $111 million of the borrowings on the line of credit were repaid.

     Our borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the incurrence of indebtedness. In addition, the line of credit requires the maintenance of an interest coverage ratio. We were in compliance with these debt covenants as of June 30, 1999.

     We will distribute $0.57 per share with respect to the second quarter of 1999, payable on August 26, 1999 to shareholders of record on August 13, 1999. This distribution of $0.57 per share is equivalent to $2.28 on an annualized basis. Future distributions will be determined by our board of directors, in its sole discretion, based on our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions and other factors, including harvest levels and future acquisitions.

     Cash required to meet our quarterly cash distributions, capital expenditures and principal and interest payments will be significant. As a result of the indebtedness incurred to finance our Maine timberland acquisition and as a result of current and expected operating performance, we expect that we may not be able to incur significant levels of additional indebtedness in 1999, under the terms of our agreements. Management believes that expected borrowings under our line of credit, cash otherwise on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, distributions, and interest and principal payments for the next twelve months.

     On August 4, 1999, we filed a registration statement on Form S-3 to register 7,000,000 shares of common stock, plus up to an additional 1,050,000 shares to cover the underwriters' over-allotment option. The registration statement relating to the securities has been filed with the Securities and Exchange Commission, but has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time that the registration statement becomes effective. We intend to use the proceeds from the offering to reduce indebtedness under the line of credit and for general business purposes.

CAPITAL EXPENDITURES

     Capital expenditures for the first six months of 1999 totaled $12.2 million, compared to $36.0 million for the same period in 1998. Total 1999 capital expenditures are expected to be approximately $26 million, compared to $64.3 million expended in 1998. Planned capital expenditures include approximately $5 million to complete the construction of the Joyce, Louisiana sawmill, $6 million for replacement and upgrades of equipment and $15 million for logging roads, reforestation and other expenditures related to our timberlands.

IMPACT OF THE YEAR 2000 ISSUE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in the computer shutting down or performing incorrect computations. As a result, before December 31, 1999, computer systems and software used by many companies may need to be upgraded to comply with "Year 2000" requirements.

     During the first quarter of 1997, we adopted a Year 2000 plan to identify and address both internal and external Year 2000 issues. Our Year 2000 plan addresses the following:

   - information technology systems,

   - process control systems, embedded chips used in our manufacturing operations, and

   - key business relationships.

     Pursuant to our plan, we completed a company-wide assessment of our information technology systems in 1997 to determine the impact of the Year 2000 issue. We completed most of the necessary revisions to our systems and processes by year-end 1998. Testing and verification of our systems and processes for Year 2000 compliance will be completed prior to January 1, 2000.

Our State of Readiness

     Over the last five years, we have replaced many of our business computer systems in order to realize cost savings and process improvements. A majority of these replacements, all of which are Year 2000 compliant, were completed prior to the company-wide Year 2000 issue assessment. The related costs have been capitalized. In 1999, we completed the replacement of our payroll and human resources systems. To replace these systems, we spent approximately $300,000 in 1998 and approximately $110,000 in 1999. These costs have been capitalized.

     Our log accounting systems have required program modifications to achieve Year 2000 readiness. The program modifications and testing were completed in June 1999 at an approximate cost of $28,000 for 1998 and an approximate cost of $7,000 for 1999. Our information systems personnel performed all remediation efforts, and the related costs were expensed as incurred.

     During 1998, we completed an inventory of the process control systems and embedded chips used in our manufacturing operations and we identified the systems that could be subject to Year 2000 problems. The systems used in the lumber and plywood operations require minimal changes, while the medium density fiberboard systems will require the replacement of some process control software. The modifications and testing of the manufacturing control systems will be completed in 1999, at an approximate cost of $33,000 for 1998 and an approximate cost of $132,000 for 1999. These costs will be expensed as incurred. Currently, the modifications and testing of the manufacturing process control systems are 95% complete.

     As part of our Year 2000 plan, service providers, vendors, suppliers and customers that are critical to our operations have been notified and steps are being undertaken to determine their Year 2000 readiness through questionnaires, interviews, and other available means. We will continue our efforts to determine the readiness of our key business partners and the potential impacts on our operations if key business partners are not Year 2000 compliant by year-end 1999.

Risks Associated with Year 2000 Issues

     We rely on our key business partners for materials and services.   If our
business partners fail to achieve Year 2000 compliance, our ability to operate could be temporarily impacted. However, the impact would be limited to the extent that sufficient alternate supplies of materials or services are available.

     We are also dependent upon our customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels, and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the effects of individual occurrences.

Contingency Plans

     We are evaluating the need for contingency plans to mitigate possible business disruptions. Contingency plans may include increasing raw materials inventories, securing alternate sources of supply, or modifying production schedules. Additionally, if we determine that key business partners may fail to achieve Year 2000 readiness, we will develop appropriate contingency plans.

Summary Conclusion

     Based on our assessments, we do not expect Year 2000 issues relating to our information technology systems, process control systems or embedded chips used in our manufacturing operations to have a material impact on our financial position, results of operations or liquidity. Furthermore, we will continue to monitor the progress of our key business partners in achieving Year 2000 compliance, and, to the extent practicable, will develop contingency plans. However, we can give no assurance that our key business partners will achieve Year 2000 compliance on a timely basis, or the extent to which operations may be impacted in the event that our key business partners fail to achieve Year 2000 compliance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     Approximately $742 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 1999 was LIBOR plus 0.65% (5.77%), however, this rate could range from LIBOR plus 0.35% to LIBOR plus 0.875% depending on our financial results.

June 30, 1999:

Long-term
debt,
including
current                                                                  Fair
portion    1999    2000     2001    2002     2003  Thereafter  Total    Value

Fixed
Rate      $ 207 $ 27,392 $ 27,423 $ 27,458 $ 27,494 $632,429 $742,403 $757,000

Avg.
Interest
Rate        9.0%   8.9%     8.8%     8.7%     8.6%     8.3%

Variable
Rate                     $218,400                            $218,400 $218,400


     As of July 15, 1999, $111 million of borrowings on the variable rate debt has been repaid.




PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     There is no pending or threatened litigation that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

     As previously disclosed, we completed the conversion from a master limited partnership to a real estate investment trust on July 1, 1999.

     The description of our common stock is incorporated by reference from the description thereof set forth under the heading "Description of Capital Stock" in the Prospectus contained in our registration statement on Form S-4, as amended, filed with the Securities and Exchange Commission (Registration No. 33-71371) and dated January 28, 1999.

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

Items  3 and 5 of Part II are not applicable and have been omitted.


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

3.1            Certificate of Incorporation of Plum Creek Timber Company, Inc.
               (Form S-4, Regis. No.  333-71371, filed January 28, 1999).

3.2            Amended and Restated By-laws of Plum Creek Timber Company, Inc.
               (Form S-4, Regis. No.  333-71371, filed January 28, 1999).

4.3* Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company, L. P. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company, L.P. (Form 8 Amendment No. 1, for the year ended December 31, 1990). Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Senior Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Senior Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997). Senior Note Agreement Amendment effective July 1, 1999.

4.4* Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc. (Form 10-Q, No. 1-10239, for the quarter ended June 30,
               1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P. (Form 8 Amendment No. 1, for the year ended December 31, 1990). Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Mortgage Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Amendment to Mortgage Note Agreement dated June 15, 1995 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995). Mortgage Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Mortgage Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997). Mortgage Note Agreement Amendment effective July 1, 1999.

4.5* Senior Note Agreement, dated August 1, 1994, 8.73% Senior Notes due August 1, 2009, Plum Creek Timber Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated as of October 15, 1995 (Form 10-K, No. 1-10239, for the year ended December 31, 1995). Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Senior Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997). Senior Note Agreement Amendment effective July 1, 1999.

4.6* Senior Note Agreement, dated as of November 13, 1996, $75 million Series A due November 13, 2006, $25 million Series B due November 13, 2008, $75 million Series C due November 13, 2011, $25 million Series D due November 13, 2016 (Form 10-K, No. 1-10239, for the year ended December 31, 1996). Senior Note Agreement Amendment effective July 1, 1999.

4.7* Senior Note Agreement, dated as of November 12, 1998, Series E due February 12, 2007, Series F due February 12, 2009, Series G due February 12, 2011 (Form 8-K and 8 K/A, File No. 1-10239, dated November 12, 1998). Senior Note Agreement Amendment effective July 1, 1999.

10.1* Amended and Restated Revolving Credit Agreement dated as of December 13, 1996 among Plum Creek Timber Company, L.P., Bank of America National Trust and Savings Association, as Agent, NationsBank of North Carolina, N.A., as senior co-agent and the Other Financial Institutions Party Hereto (Form 10-K, No. 1-10239, for the year ended December 31, 1996). Amendment effective July 1, 1999.

27*            Financial Data Schedule for the quarter ended June 30, 1999.
               See attached exhibit.


(b)  Reports on Form 8-K

     The Partnership filed a current report on Form 8-K dated April 9, 1999, reporting that it had settled all litigation relating to the Conversion Transaction.

     The Partnership filed a current report on Form 8-K dated April 19, 1999, reporting that the unitholders approved the Conversion Transaction.

     The Partnership filed a current report on Form 8-K dated June 21, 1999, reporting that the Delaware Court of Chancery had approved the settlement of the litigation regarding the Conversion Transaction.




                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PLUM CREEK TIMBER COMPANY, INC.
                                           (Registrant)




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




Date: August 11, 1999