Form 10-Q
period 1999-09-30
PLUM CREEK TIMBER CO INC
filed 1999-11-15
CIK 849213

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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

The number of outstanding shares of the registrant's Common Stock as of November 10, 1999 was 69,206,575.




PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                       PLUM CREEK TIMBER COMPANY, INC.
                 CONSOLIDATED / COMBINED STATEMENT OF INCOME
                                 (UNAUDITED)


                                          Quarter Ended September 30,
                                          ---------------------------
                                           1999                1998
                                          (REIT)               (MLP)
                                          ------               -----

                                     (In Thousands, Except Per Share / Unit)

Revenues...........................$      51,999       $     174,476
                                    ------------        ------------
Costs and Expenses:
  Cost of Goods Sold...............       15,784             131,851
  Selling, General and
        Administrative.............        2,945              10,524
                                    ------------        ------------
   Total Costs and.................       18,729             142,375
                                    ------------        ------------

Operating Income...................       33,270              32,101

Interest Expense...................      (13,665)            (14,859)
Interest Income....................          500                 433
Reorganization Costs...............            0              (1,222)
Other Expense-Net..................         (391)                (37)
                                    ------------        ------------

Income before Income Taxes and
  Equity in Earnings of
  Unconsolidated Subsidiaries
  and Preferred Stock Dividends....       19,714              16,416

(Provision) Benefit for Income
  Taxes............................       14,030                (374)
Equity in Earnings of
  Unconsolidated Subsidiaries
  and Preferred Stock Dividends....       11,904
                                    ------------        ------------

Net Income.........................$      45,648       $      16,042

General Partner Interest...........            0               8,498
                                    ------------        ------------

Net Income Allocable to Common
  Shareholders/Unitholders.........$      45,648       $       7,544
                                    ============        ============

Net Income per Share/Unit..........$        0.72       $        0.16
                                    ============        ============

Dividends Declared Per Share/Unit..$        0.57       $        0.57
                                    ============        ============

Weighted average number of
  Shares/Units outstanding-Basic
  and Diluted......................   63,456,575          46,323,300
                                    ============        ============

See accompanying Notes to Consolidated / Combined Financial Statements

                       PLUM CREEK TIMBER COMPANY, INC.
                 CONSOLIDATED / COMBINED STATEMENT OF INCOME
                             (UNAUDITED)


                                         Nine Months Ended September 30,
                                           1999                   1998
                                        (REIT/MLP)                (MLP)
                                        ----------                -----
                                     (In Thousands, Except Per Share / Unit)

Revenues.............................$     414,569        $     510,600
                                      ------------         ------------
Costs and Expenses:
  Cost of Goods Sold.................      273,691              371,619
  Selling, General and Administrative       24,492               37,954
                                      ------------         ------------
    Total Costs and Expenses.........      298,183              409,573
                                      ------------         ------------

Operating Income.....................      116,386              101,027

Interest Expense.....................      (50,714)             (44,435)
Interest Income......................        1,110                  900
Reorganization Costs.................       (5,053)              (2,970)
Other Expense-Net....................         (633)                (548)
                                      ------------         ------------

Income before Income Taxes and
  Equity in Earnings of
  Unconsolidated Subsidiaries
  and Preferred Stock Dividends......       61,096               53,974

(Provision) Benefit for Income Taxes.       13,045                 (521)
Equity in Earnings of Unconsolidated
  Subsidiaries and Preferred Stock
  Dividends..........................       11,904
                                      ------------         ------------

Net Income...........................$      86,045        $      53,453

General Partner Interest.............       17,162               25,097
                                      ------------         ------------

Net Income Allocable to Common
  Shareholders/Unitholders...........$      68,883        $      28,356
                                      ============         ============

Net Income per Share / Unit..........$        1.32        $        0.61
                                      ============         ============

Dividends Declared Per Share/Unit....$        1.71        $        1.71
                                      ============         ============

Weighted average number of
  Shares/Units outstanding - Basic
  and Diluted........................   52,034,392           46,323,300
                                      ============         ============

See accompanying Notes to Consolidated / Combined Financial Statements



                       PLUM CREEK TIMBER COMPANY, INC.
                    CONSOLIDATED / COMBINED BALANCE SHEET
                                 (UNAUDITED)

                                        September 30,         December 31,
                                            1999                  1998
                                           (REIT)                 (MLP)
                                           ------                 -----
                                                  (In Thousands)
ASSETS
Current Assets:
  Cash and Cash Equivalents............$     127,014         $     113,793
  Accounts Receivable..................          826                32,007
  Inventories..........................            0                55,963
  Timber Contract Deposits.............            0                 2,647
  Investments in Grantor Trusts........       12,915                   -
  Other Current Assets.................        1,406                 6,053
                                        ------------          ------------
                                             142,161               210,463

Timber and Timberlands-Net.............    1,002,704             1,030,484
Property, Plant and Equipment-Net......        1,236               186,179
Investment in Unconsolidated
  Subsidiaries.........................       99,983                   -
Other Assets...........................        6,852                11,117
                                        ------------          ------------
  Total Assets.........................$   1,252,936         $   1,438,243
                                        ============          ============
LIABILITIES
Current Liabilities:
  Current Portion of Long-Term Debt....$       5,685         $      18,400
  Accounts Payable.....................        1,777                15,320
  Related Party Payables...............       28,735                   -
  Interest Payable.....................       11,672                10,964
  Wages Payable........................          948                14,795
  Taxes Payable........................        3,842                 4,081
  Workers' Compensation Liabilities....           26                 1,550
  Liabilities Associated with Grantor
    Trust..............................       12,209                   -
  Deferred Income......................        5,641                   -
  Other Current Liabilities............        5,338                15,766
                                        ------------          ------------
                                              75,873                80,876

Long-Term Debt.........................      566,495               742,608
Line of Credit.........................      218,500               200,000
Workers' Compensation Liabilities......          225                 7,495
Other Liabilities......................          216                 1,849
                                        ------------          ------------
  Total Liabilities....................      861,309             1,032,828
                                        ------------          ------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY / PARTNERS' CAPITAL
Preferred Stock, $0.01 par value,
  authorized shares-75 million,
  outstanding-none.....................
Common Stock, $0.01 par value,
  authorized shares-300 million,
  outstanding-62,822,009...............          629
Special Voting Stock, $0.01 par
  value, convertible to common stock,
  authorized and outstanding-634,566...            6
Additional Paid-In Capital.............      380,594
Retained Earnings......................        9,478
Other Equity...........................          920
Limited Partners' Units................                            406,857
General Partner........................                             (1,442)
                                        ------------          ------------
  Total Stockholders' Equity/Partners'
    Capital............................      391,627               405,415
                                        ------------          ------------
  Total Liabilities and
    Stockholders'/Partners' Capital....$   1,252,936         $   1,438,243
                                        ============          ============

See accompanying Notes to Consolidated / Combined Financial Statements



                       PLUM CREEK TIMBER COMPANY, INC.
               CONSOLIDATED / COMBINED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                          Nine Months Ended September 30,
                                          -------------------------------
                                              1999               1998
                                           (REIT/MLP)            (MLP)
                                           ----------            -----

                                                  (In Thousands)
Cash Flows From Operating Activities:
Net Income..............................$      86,045        $      53,453
Adjustments to Reconcile Net Income to
  Net Cash Provided By Operating
    Activities:
  Depreciation, Depletion and
    Amortization........................       47,003               50,304
  Deferred Income Taxes.................      (14,030)
  (Gain) Loss on Asset Dispositions-Net.         (120)                 444
  Equity in Earnings of Unconsolidated
    Subsidiaries and Preferred Stock
    Dividends...........................      (11,904)
  Preferred Stock Dividends.............        3,919
  Working Capital Changes, net of
    effect of business acquisition
    and contribution to Unconsolidated
    Subsidiaries:
    Accounts Receivable.................      (12,369)              (4,863)
    Inventories.........................        9,987                9,312
    Timber Contract Deposits and
      Other Current Assets..............       (1,896)                (890)
    Accounts Payable....................       (3,323)               6,750
    Deferred Income.....................        5,641
    Other Accrued Liabilities...........       (6,115)               8,796
  Other.................................          658                3,361
                                         ------------         ------------
Net Cash Provided By Operating
  Activities............................$     103,496        $     126,667
                                         ------------         ------------
Cash Flows From Investing Activities:
  Additions to Properties...............$     (16,644)       $     (50,916)
  Proceeds from Asset Dispositions......          833                  800
  Investment in Unconsolidated
    Subsidiaries........................      (24,821)
  Advances from Unconsolidated
    Subsidiaries........................       36,768
  Distributions from Unconsolidated
    Subsidiaries........................       22,251
  Other.................................       (1,371)
                                         ------------         ------------
Net Cash Provided By (Used In) Investing
  Activities............................$      17,016        $     (50,116)
                                         ------------         ------------

Cash Flows From Financing Activities:
  Cash Distributions....................$    (107,086)       $    (104,903)
  Retirement of Long-Term Debt..........      (18,705)             (18,400)
  Borrowings on Line of Credit..........      464,400              550,000
  Repayments on Line of Credit..........     (445,900)            (511,000)
                                         ------------         ------------
Net Cash Used In Financing Activities...$    (107,291)       $     (84,303)
                                         ------------         ------------

Increase (Decrease) In Cash and Cash
  Equivalents...........................       13,221               (7,752)
Cash and Cash Equivalents:
  Beginning of  Period..................      113,793              135,381
                                         ------------         ------------
  End of Period.........................$     127,014        $     127,629
                                         ============         ============
Supplementary Cash Flow
Information-Noncash Activities
------------------------------
  Assets contributed to Unconsolidated
    Subsidiaries........................$     291,513
  Liabilities contributed to
    Unconsolidated Subsidiaries.........$     221,755
  Assets received related to the PCMC
    Merger..............................$      13,726
  Liabilities received related to the
    PCMC Merger.........................$      12,134
  Purchase accounting related basis
    step-up of assets...................$       3,939
  Timber and timberlands received in
    an exchange.........................$       3,330

See accompanying Notes to Consolidated/Combined Financial Statements


                       PLUM CREEK TIMBER COMPANY, INC.
             NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  Organization and Basis of Presentation

     On July 1, 1999, Plum Creek Timber Company, L.P. completed its conversion from a master limited partnership to a corporation.
Plum Creek Timber Company, Inc., the new corporation and successor registrant, will elect to be treated for Federal income tax purposes as a real estate investment trust or "REIT." As of the REIT conversion, Plum Creek Timber Company, L.P. ceased to exist.

     As a part of the REIT conversion, the partnership's outstanding units were converted on a one-for-one basis into 46,323,300 shares of common stock of the corporation. Additionally, the equity interests of the partnership's general partner were converted into 16,498,709 shares of common stock and 634,566 shares of special voting stock. The special voting stock is convertible into common stock at the option of the holder on a one-for-one basis and is entitled to receive the same dividends as the common stock. The special voting stock is included in the denominator in computing basic and diluted earnings per share.

     The REIT conversion is being accounted for as a reorganization of affiliated entities, with assets and liabilities recorded at their historical costs. However, in order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands were transferred to several
unconsolidated corporate subsidiaries.   Following the transfers,
the corporation is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through a combination of preferred stock and nonvoting common stock. The remaining 1% of the economic value and 100% of the voting control of the manufacturing and harvesting subsidiaries are owned by four individuals who are also officers of the corporation (See Note 7 of Notes to the Financial Statements for summarized combined financial information of the unconsolidated subsidiaries.)

     As a result of these structural changes, financial reporting for the corporation will be different than the historical financial reporting by the partnership, as summarized below:

     REVENUES. The corporation owns and manages timberlands and sells timber pursuant to timber cutting contracts. In order to meet
REIT income qualification tests under the Internal Revenue Code, the corporation has entered into timber cutting contracts with the unconsolidated subsidiaries, and, unlike the partnership, the corporation does not recognize revenue from the harvesting and delivery of logs. Therefore, the corporation's revenue will consist primarily of proceeds from timber cutting contracts, some qualified land sales and other miscellaneous real estate related income. The corporation's revenue and associated expenses related to the timber cutting contracts are deferred until the timber (in the form of either whole logs, lumber, plywood or other wood products) is sold outside the unconsolidated subsidiaries. In addition, the consolidated financial statements of the corporation do not include the revenues associated with the manufacturing operations, primarily lumber, plywood and medium density fiberboard "MDF" sales, and some higher and better use land sales.

     COSTS AND EXPENSES. The corporation's cost of goods sold and selling, general and administrative expenses do not include the expenses associated with the manufacturing operations, harvesting activities and some higher and better use land sales.

     INTEREST ESPENSE. The corporation's interest expense does not include the interest expense associated with the approximately
$170 million of debt that was transferred to the unconsolidated subsidiaries.

     EQUITY IN EARNINGS (LOSS) of Unconsolidated Subsidiaries and Preferred Stock Dividends. Approximately 99% of the net earnings or loss from the manufacturing operations, harvesting activities and some higher and better use land sales are reflected in the corporation's net income through a single line item titled "Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends." (See Note 7 of Notes to the Financial Statements.)

     NET INCOME. The corporation's net income is computed similarly to the partnership's historical net income with one exception.
The exception relates to the ongoing income tax impact associated with operations transferred to the unconsolidated subsidiaries. Since our manufacturing operations, harvesting activities and some higher and better use land sales are now conducted through taxable unconsolidated corporate subsidiaries, the corporation's share of the unconsolidated subsidiaries' earnings are net of the related income tax expense or benefit. For example, generally in a year in which the unconsolidated subsidiaries report a consolidated loss, the corporation's net income will be favorably impacted by its share of the unconsolidated subsidiaries' income tax benefit. Similarly, in a year in which the unconsolidated subsidiaries report consolidated income, the corporation's net income will be reduced by its share of the unconsolidated subsidiaries' income tax expense.

     EARNINGS PER SHARE. In general, the corporation computes its earnings per share by dividing its net income by the weighted-average number of shares outstanding, which include the 17,133,275 shares issued to the partnership's general partner in the conversion. The partnership historically computed net income per unit by dividing the partnership's net income available to unitholders by the weighted-average number of limited partner units outstanding. Net income available to unitholders was equal to the partnership's net income less the income allocated to the general partner, which consisted of an incentive distribution allocation and 2% of earnings. For example, in 1998 the general partner was allocated 45% of net income and received 25.5% of distributions made by the partnership. Therefore, for any given level of net income, earnings per share reported by the corporation may be different than the per unit amounts historically reported by the partnership.

     ASSETS AND LIABILITIES. The corporation's balance sheet will not separately reflect the assets and liabilities associated with the manufacturing and harvesting operations and some higher and better use lands. Instead, the book value of these assets, net of related liabilities, is reflected in the corporation's nonvoting common stock and preferred stock investments in the unconsolidated subsidiaries.

     The corporation's financial statements reflect the deconsolidation of the manufacturing and harvesting operations along with some higher and better use land sales effective July 1, 1999. Therefore, the statements of income and cash flows for the nine months ended September 30, 1999 were prepared based on the partnership's basis of accounting for the first two quarters of 1999 and the corporation's basis of accounting for the third quarter of 1999. However, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," the corporation has the same five reportable business segments as did the partnership. Furthermore, the segment disclosure has been prepared on a basis consistent with that of the partnership.
(See Note 11 of the Notes to the Financial Statements.)

     The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the partnership's 1998 annual report on Form 10-K include a summary of significant accounting policies of the corporation and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included.
All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.


2.  Reorganization

     The REIT conversion became effective on July 1, 1999.
Reorganization costs have been expensed in the period incurred and are reflected as a separate line item in the financial statements.

     On April 9, 1999, the partnership announced that it and its general partner had entered into an agreement settling previously disclosed unitholder litigation relating to the REIT conversion. The settlement obligates the partnership's former general partner to pay up to $30 million into a fund for distribution to eligible unitholders if specified five-year financial targets of the corporation are not met. Payments by the general partner, if any, would generally be made following the end of the five-year period, on or about April 15, 2004, and may be accelerated upon the occurrence of an extraordinary transaction.

     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 79, any payment made by the former general partner under the settlement will be accounted for as a deemed capital contribution by the former general partner to the corporation, followed by a non-cash expense of the corporation. The Staff Accounting Bulletin requires that payments made by a principal shareholder of a corporation or a general partner of a partnership be expensed by the corporation or partnership if the entity receives any benefit as a result of such payment. Therefore, in accordance with Staff Accounting Bulletin No. 79, the corporation will record a non-cash expense in the period(s) in which, and to the extent that, it appears probable that a payment is required. Payments by the former general partner, if any, will have no impact on the corporation's cash flow.


3. Earnings Per Share

     Earnings per share is computed by dividing net income allocable to common stockholders (unitholders) by the weighted average number of common shares (units) outstanding for the period. The weighted average number of shares (units) outstanding was 63,456,575 for the three months ended September 30, 1999 and 46,323,300 for the three months ended September 30, 1998. The weighted average number of shares (units) outstanding was 52,034,392 for the nine months ended September 30, 1999 and 46,323,300 for the nine months ended September 30, 1998. The weighted average number of shares includes shares held by a grantor trust to fund deferred compensation award plans.


4.  Inventories

     All inventories were contributed to the unconsolidated subsidiaries as part of the REIT conversion. After July 1, 1999, the corporation does not have any raw material or manufacturing related inventories. Inventories at December 31, 1998 consisted of the following (in thousands):


     Raw materials (logs)              $ 25,129
     Work-in-process                      6,554
     Finished goods                      15,831
     Export logs                             53
                                         ------
                                         47,567
     Supplies                             8,396
                                         ------
     Total                             $ 55,963
                                         ======


     Excluding supplies, which are valued at average cost, the cost of LIFO inventories valued at the lower of average cost or market (which approximates current cost) at December 31, 1998 was $46.9 million.


5.  Timber and Timberlands and Property, Plant and Equipment

     Timber and timberlands consisted of the following (in thousands):

                                        September 30,     December 31,
                                            1999              1998
                                        ------------      -----------
     Timber and logging roads-net     $     879,538     $     907,830
     Timberlands                            123,166           122,654
                                       ------------      ------------
     Timber and Timberlands-net       $   1,002,704     $   1,030,484
                                       ============      ============


     Substantially all of the property, plant and equipment was contributed to the unconsolidated subsidiaries as part of the REIT conversion. Property, plant and equipment consisted of the following (in thousands):

                                        September 30,     December 31,
                                            1999              1998
                                        ------------      -----------
     Land, buildings and improvements  $       1,159     $     66,714
     Machinery and equipment                     724          275,149
                                               -----          -------
                                               1,883          341,863
     Accumulated depreciation                   (647)        (155,684)
                                               -----          -------
     Property, Plant and Equipment-net $       1,236     $    186,179
                                               =====          =======


6.  Financing Activities

     As of September 30, 1999, we had $218.5 million of borrowings under our revolving line of credit. Subject to customary covenants, the line of credit allows us to borrow from time to time up to $225 million, including up to $20 million of standby letters of credit, through December 13, 2001. As of September 30, 1999, $6.5 million remained available for borrowing under the line of credit and we had no outstanding standby letters of credit. As of October 12, 1999, we repaid $125.0 million of borrowings on the line of credit.

     During the third quarter of 1999, the corporation entered into the following non-cash transactions:

     1. UNCONSOLIDATED SUBSIDIARIES - In connection with the REIT conversion, substantially all of the partnership's assets and associated liabilities related to manufacturing operations, harvesting activities and some higher and better use lands were transferred to unconsolidated corporate subsidiaries. Excluding cash, the book value of assets transferred to the unconsolidated subsidiaries was $291.5 million. The book value of liabilities transferred to the unconsolidated subsidiaries was $221.8 million.

     2. MERGER - In connection with the REIT conversion, Plum Creek Management Company L.P., the general partner of the partnership, was merged with the corporation. As a result of the merger, the corporation received assets of $13.8 million and liabilities of $12.1 million. The assets and liabilities are primarily associated with deferred compensation and long-term incentive compensation awards.
 The assets are primarily held in a grantor trust and consist of mutual and money market funds. The investments are recorded at fair value. Also included in a grantor trust are 358,767 shares of common stock of the corporation to fund several compensation plans. The shares and a corresponding amount of deferred compensation are recorded at cost in Stockholders' Equity.

     3. PURCHASE OF MINORITY INTEREST - In connection with the REIT conversion, the corporation acquired the general partner's 2% interest in Plum Creek Manufacturing, L.P., and 4% interest in Plum Creek Marketing, Inc., both subsidiaries of the former partnership. The corporation issued common stock valued at $4.5 million in exchange for these interests. In accordance with APB No. 16, "Business Combinations," these acquisitions were accounted for as a purchase, and as a result, the corporation's investment in unconsolidated subsidiaries was increased by $3.9 million.

     4. LAND EXCHANGE - In September 1999, the corporation exchanged some higher and better use lands for timberlands with an estimated value of $3.3 million.


     We will distribute $0.57 per share on November 24, 1999 to shareholders of record on November 12, 1999.


7.  Investment in Equity of Unconsolidated Subsidiaries and
Preferred Stock

     In connection with the REIT conversion, substantially all of the partnership's assets and associated liabilities related to the manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated subsidiaries in exchange for preferred stock and nonvoting common stock. The corporation is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through its preferred and nonvoting common stock ownership. The corporation accounts for its preferred stock investment in the unconsolidated subsidiaries using the cost method of accounting and uses the equity method of accounting for its nonvoting common stock investment. The basis for using the equity method of accounting for the nonvoting common stock is that the corporation is entitled to substantially all of the economic benefits of the unconsolidated subsidiaries.

     The difference between the corporation's carrying amount in its nonvoting common stock of the unconsolidated subsidiaries and the corporation's share of the underlying equity in the net assets of the unconsolidated subsidiaries at July 1, 1999 in the amount of $34.9 million has been assigned to a deferred tax asset. This difference of $34.9 million arose as a result of certain timber and timberlands being sold to the unconsolidated subsidiaries just prior to the REIT conversion. For financial reporting purposes, this sale was recorded as a capital contribution. The difference will be amortized as the related timber is harvested or the timberlands are sold. The corporation's equity earnings and preferred stock dividends from the unconsolidated subsidiaries for the three months ended September 30, 1999 is comprised of the following:


     Share of Equity Earnings                        $  6,060
     Preferred Stock Dividends                          3,919
     Amortization of difference between carrying
          amount and share of underlying equity         1,925
                                                        -----
          Total                                      $ 11,904


     Summarized combined financial data for the unconsolidated subsidiaries' operations as of September 30, 1999 are as follows
(in thousands):

     Current Assets                                 $ 166,332
     Noncurrent Assets                                232,216
     Current Liabilities                              103,997
     Noncurrent Liabilities                           157,716

Current and noncurrent liabilities include $170.1 million of indebtedness. The $170.1 million indebtedness consists of the 11.125% First Mortgage Notes due 2007 (collateralized by the manufacturing facilities), and $68.2 million face value of the 11.125% Senior Notes due 2007. The First Mortgage Notes and the Senior Notes are guaranteed by the corporation's operating partnership.


                                                Three months ended
                                                September 30, 1999
                                                ------------------
     Revenues                                       $ 203,484
     Gross Profit                                      20,954
     Interest Expense                                   4,798
     Income Tax Expense                                 5,583
     Net Income                                        10,232


     Gross profit includes depreciation and amortization expense of $7,669. The Income Tax Expense includes a benefit of $743 related to interest expense that is allowed for tax purposes but not for financial reporting purposes. The tax deduction for interest expense is from an installment note exchanged for certain timberlands as a part of the REIT conversion. The related interest expense of $1,858 and the installment note are eliminated for accounting purposes.

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," the revenue of the corporation related to the sale of timber to the unconsolidated subsidiaries is deferred until the logs or finished goods are sold outside the group of unconsolidated subsidiaries. Therefore, all sales by the corporation to the unconsolidated subsidiaries will also be included in the revenue of the unconsolidated subsidiaries in the period in which the timber (in the form of either whole logs, lumber, plywood or other wood products) is sold outside the unconsolidated subsidiaries. Sales and investments between the unconsolidated subsidiaries are eliminated in preparing the summarized combined financial information of the unconsolidated subsidiaries. Revenues reported by the corporation that were also included in the revenues of the unconsolidated subsidiaries amounted to $45.2 million for the three month period ended
September 30, 1999.


8. Stockholders' Equity

     The corporation has authorized 525,634,567 shares of capital stock, consisting of:

          - 300,000,000 shares of common stock, par value $.01 per share;
          - 634,566 shares of special voting stock, par value
            $.01 per share;
          - 150,000,001 shares of excess stock, par value $.01 per share; and
          - 75,000,000 shares of preferred stock, par value
            $.01 per share.

     In connection with the REIT conversion, 46,323,300 limited partnership units were converted into common stock of the corporation on a one-for-one basis. Also in connection with the REIT conversion, the general partnership interest was converted into 16,498,709 shares of common stock and 634,566 shares of special voting stock. The special voting stock is convertible into common stock at the option of the holder on a one-for-one basis and has the same dividend and liquidation rights as the common stock. The special voting stock entitles the holders to vote as a separate class on matters submitted for stockholder approval such as mergers, dissolution and amendments to the certificate of incorporation.

     At September 30, 1999, there were 358,767 shares of common stock held in a grantor trust to fund deferred compensation plans. At September 30, 1999, these shares were recorded at $9.5 million and the related liability was $10.4 million.


9. Income Taxes

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a one-time tax benefit of $14.0 million was recorded by the corporation for the net temporary differences associated with the assets and liabilities transferred to the unconsolidated subsidiaries in the REIT conversion. No additional tax provision was recorded by the corporation during the third quarter because, as a REIT, the corporation does not anticipate being subject to any corporate-level tax.


10. Related-Party Transactions

     In order to meet REIT income qualification tests under the Internal Revenue Code, the corporation has entered into timber cutting contracts with the unconsolidated subsidiaries. The corporation's revenue will consist primarily of proceeds from these timber cutting contracts. Revenue and associated expenses related to the timber cutting contracts with our unconsolidated subsidiaries are deferred until the timber (in the form of either whole logs, lumber, plywood or other wood products) is sold outside the unconsolidated subsidiaries.

     The corporation and the unconsolidated subsidiaries have entered into a cost sharing and administrative services agreement. The cost sharing and administrative services agreement covers accounting, transaction processing, human resources, information technology, legal, environmental, treasury, corporate affairs, and other day-to-day operational activities. As a result, there are receivables and payables between the corporation and the unconsolidated subsidiaries which are settled in the ordinary course of business. The unconsolidated subsidiaries earn interest at market rates for any cash advances to the corporation that are in excess of any distributions to the corporation.

     Non-current assets include $1.9 million of notes receivable from four officers, representing loans to these officers to fund their purchases of the voting common stock of the corporate subsidiaries. The notes are due in 10 years, payable on demand, with an interest rate of 9%.


11. Segment Information

     The table below presents information about reported segments for the quarters ended September 30 (in thousands):


              Northern  Southern                   Land
              Resources Resources Lumber   Panel   Sales    Other    Total
              --------- --------- ------   -----   -----    -----    -----
1999
----
External
  revenues    $ 43,843 $ 12,035 $ 89,592 $ 47,262 $  8,023 $      0 $200,755
Intersegment
  revenues      46,229   16,109                                       62,338
Operating
  income        26,199   12,030    9,812   10,472    6,955        0   65,468

1998
----
External
  revenues    $ 38,896 $ 14,592 $ 74,318 $ 39,340 $  2,891 $  4,439 $174,476
Intersegment
  revenues      37,146   14,066                                       51,212
Operating
  income        22,481   12,984    1,046    5,300    2,389   (1,847)  42,353


     The table below presents information about reported segments for the nine months ended September 30 (in thousands):


              Northern  Southern                   Land
              Resources Resources Lumber   Panel   Sales    Other    Total
              --------- --------- ------   -----   -----    -----    -----
1999
----
External
  revenues    $120,764 $ 37,915 $257,638 $131,905 $ 15,103 $      0 $563,325
Intersegment
  Revenues      97,520   36,717                                      134,237
Operating
  income        66,412   27,047   20,093   23,490   13,114        0  150,156

1998
----
External
  revenues    $ 95,866 $ 45,321 $211,450 $117,511 $ 11,301 $ 29,151 $510,600
Intersegment
  revenues      80,425   41,434                                      121,859
Operating
  income        51,595   40,759    5,397   10,502    9,496   (1,652) 116,097


     A reconciliation of total operating income to income before income taxes and equity in earnings of unconsolidated subsidiaries and preferred stock dividends is as follows (in thousands):


     Three months ended September 30,            1999          1998
     -------------------------------             ----          ----
     Total segment operating income           $ 65,468      $ 42,353
     Operating income recognized by
       unconsolidated subsidiaries             (20,954)
     Interest expense-net                      (13,165)      (14,426)
     Corporate and other unallocated
       expenses                                (11,635)      (11,511)
                                               -------       -------
     Income before income taxes and
       equity in earnings of
       unconsolidated subsidiaries &
       preferred stock dividends              $ 19,714      $ 16,416
                                               =======       =======

     Nine months ended September 30,             1999          1998
     ------------------------------              ----          ----
     Total segment operating income           $150,156      $116,097
     Operating income recognized by
       unconsolidated subsidiaries             (20,954)
     Interest expense-net                      (49,604)      (43,535)
     Corporate and other unallocated
       expenses                                (18,502)      (18,588)
                                               -------       -------
     Income before income taxes and
       equity in earnings of
       unconsolidated subsidiaries &
       preferred stock dividends              $ 61,096      $ 53,974
                                               =======       =======


12. Subsequent Events

     In November of 1999 the corporation issued 5,750,000 shares of common stock for net proceeds of $141.4 million. Approximately $80 million of the proceeds were used to repay borrowings on our revolving line of credit. The remainder will be used for general business purposes.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

FORWARD-LOOKING STATEMENTS

     This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, which are generally identified by words such as "may," "should," "seeks," "believes," "expects," "intends," "estimates," "projects," "strategy" and similar expressions or the negative of those words. Forward looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the statements. These risks and uncertainties, many of which are not within the company's control, include, but are not limited to, the cyclical nature of the forest products industry, our ability to harvest our timber, our ability to execute our acquisition strategy, and regulatory constraints. These risks are detailed from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements speak only as of the date made, and neither the company nor its management undertakes any obligation to update or revise any forward-looking statements. It is likely that if one or more of the risks and uncertainties materializes, the current expectations of the Company and its management will not be realized.


REIT CONVERSION

     On July 1, 1999, Plum Creek Timber Company, L.P., the former partnership and registrant, completed its conversion from a master limited partnership to a corporation. In order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate subsidiaries. Following the transfers, Plum Creek Timber Company, Inc., the new corporation and successor registrant, is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through a combination of preferred stock and nonvoting common stock. The remaining 1% of the economic value and 100% of the voting control of the manufacturing and harvesting subsidiaries are owned by four individuals who are also officers of the corporation.

     The corporation's financial statements reflect the deconsolidation of the manufacturing and harvesting operations along with some higher and better use timber sales effective July 1, 1999. Therefore, the financial statements for the period ending September 30, 1999 are not comparable to prior period financial statements. However, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," the corporation has the same five reportable business segments as did the partnership. Furthermore, the segment disclosure has been prepared on a basis consistent with that of the partnership. See Notes 1 to 10 of Notes to the Financial Statements for further discussion of how the financial statements have been impacted by the conversion.


RESULTS OF OPERATIONS

     Third Quarter 1999 Compared to Third Quarter 1998

     The following table compares operating income by segment for the quarters ended September 30:


                         Operating Income by Segment
                               (In Thousands)


                                         1999              1998
                                     ------------      ------------

Northern Resources...............      $ 26,199          $ 22,481
Southern Resources...............        12,030            12,984
Lumber...........................         9,812             1,046
Panel............................        10,472             5,300
Land Sales.......................         6,955             2,389
Other............................             0            (1,847)
                                       --------          ---------
Total Segment Operating Income...        65,468            42,353
Other Costs and Eliminations.....       (11,244)          (10,252)
                                       --------          --------
Total Combined Operating Income..        54,224            32,101
Less Operating Income recognized
  by unconsolidated subsidiaries.       (20,954)
                                       --------          --------
Operating Income.................      $ 33,270          $ 32,101
                                       ========          ========


     The accounting policies of the segments are substantially the same as those described in Note 1 of Notes to Combined
Financial Statements in the 1998 annual report on Form 10-K and
Note 1 of Notes to the Financial Statements in Part I of this report on Form 10-Q. For segment purposes, however, inventories are stated at the lower of average cost or market on the first-in, first-out ("FIFO") method. The difference in computing cost of goods sold under the LIFO and FIFO methods is included in "Other Costs & Eliminations."

     NORTHERN RESOURCES SEGMENT. Revenues increased by $14.1 million, or 18%, to $90.1 million in the third quarter 1999, compared to $76.0 million in the third quarter of 1998.
Excluding the increase in revenues of $16.0 million related to the November 1998 acquisition of 905,000 acres of timberlands in Maine, revenues decreased by $1.9 million. This decline was primarily due to lower export log sales to Japan, offset in part by higher domestic log prices in both the Cascade and Rocky Mountain Regions. Export log sales volume decreased by approximately 45% primarily due to the weak Japanese economy, increased availability of substitute products (e.g., Russian logs and European lumber) and the diversion of export quality logs to the stronger domestic market. Domestic log prices in the Cascade Region increased by 19%, primarily due to continued strong building activity in the United States and the selling of export quality logs to domestic mills. Domestic log prices in the Rocky Mountain Region increased by 3%, primarily due to the limited supply of logs in the region as a result of declining Federal timber sales and strong building activity.

     Northern Resources Segment operating income was 29% as a percentage of its revenues for the quarters ended September 30, 1999 and 30% for the same period in 1998. Northern Resources Segment costs and expenses increased by $10.3 million, or 19%, to $63.9 million in 1999, compared to $53.6 million in 1998. Excluding the increase in expenses of $12.5 million related to the November 1998 acquisition of 905,000 acres of timberlands in Maine, expenses decreased by $2.2 million This decrease was primarily due to lower export log sales volume and slightly lower log sales volume in the Rocky Mountain Region.

     SOUTHERN RESOURCES SEGMENT. Revenues decreased by $0.6 million, or 2%, to $28.1 million in the third quarter of 1999, compared to $28.7 million in the same quarter of 1998. This decrease was primarily due to lower sawlog prices and lower pulp log sales volume, offset in part by higher sawlog sales volume. Sawlog prices decreased by 9%, primarily due to an abundant supply of logs throughout the region and a higher percentage of smaller logs. Log sizes have declined in 1999 due to the near completion by the end of 1998 of the conversion of our mature second growth pine timberlands into intensively managed pine plantations. Pulp log sales volume decreased by 14% primarily due to an abundant supply of wood fiber, weak paper markets and planned reductions in harvest levels. Sawlog sales volume increased by 16% primarily due to increased internal log sales as a result of improved lumber production at our new Joyce sawmill.

     Southern Resources Segment operating income was 43% as a percentage of its revenues for the quarter ended September 30, 1999, and 45% for the same period in 1998. This decline is primarily due to lower sawlog prices. Southern Resources Segment costs and expenses increased by $0.4 million, or 3%, to $16.1 million in 1999, compared to $15.7 million in 1998. This increase was primarily due to higher sawlog sales volume and slightly higher log and haul costs, offset in part by lower pulp log sales volume.

     LUMBER SEGMENT. Revenues increased by $15.3 million, or 21%, to $89.6 million in the third quarter of 1999, compared to $74.3 million in the prior year third quarter. This increase was primarily due to a 13% increase in Northwest lumber prices, an 8% increase in Southern lumber prices, a 21% increase in Southern lumber sales volume and a 5% increase in Northwest lumber sales volume. Lumber prices increased primarily due to the robust U.S. economy and continued strong housing starts. Lumber prices peaked in July, with many prices reaching new record highs. Northwest board prices were also favorably impacted by the temporary reduction of European board imports into the United States. Southern lumber sales volume increased primarily due to a greater than 50% increase in production volume at our newly reconfigured sawmill at Joyce, Louisiana.

     Lumber Segment operating income was 11% as a percentage of its revenues for the quarter ended September 30, 1999, and 1% for the quarter ended September 30, 1998. This increase was primarily due to higher lumber prices and lower Southern lumber log costs. Lumber Segment costs and expenses increased by $6.5 million, or 9%, to $79.8 million in the third quarter of 1999, compared to $73.3 million in same quarter of 1998. This increase was primarily due to an increase in lumber sales volume, offset in part by lower log costs in our Southern Region.

     PANEL SEGMENT. Revenues increased by $8.0 million, or 20%, to $47.3 million in the third quarter of 1999, compared to $39.3 million in the third quarter of 1998. This increase was primarily due to a 20% increase in plywood prices and a 7% increase in plywood sales volume. Plywood prices increased primarily due to favorable commodity plywood prices and strong industrial markets. Commodity plywood prices reached record highs during the third quarter of 1999, primarily due to strong U.S. building activity, rising oriented strand board prices and several plywood mill closures. Industrial markets have remained strong due to the healthy U.S. economy, low interest rates and favorable demographics. Commodity plywood prices peaked in July and have now retreated to levels comparable with the prior year.

     Panel Segment operating income was 22% as a percentage of its revenues for the quarter ended September 30, 1999, and 13% for the same period in 1998. This increase in operating income was primarily due to higher plywood prices. Panel Segment costs and expenses increased by $2.8 million, or 8%, to $36.8 million in the third quarter 1999, compared to $34.0 million in the third quarter of 1998. This increase was primarily due to an increase in plywood sales volume.

     LAND SALES SEGMENT. Revenues increased by $5.1 million, or 176%, to $8.0 million for the quarter ended September 30, 1999, compared to $2.9 million for the quarter ended September 30, 1998. Land Sales Segment operating income was 87% as a percentage of its revenues for the quarter ended September 30, 1999 and 83% for the same period in 1998. Land Sales Segment costs and expenses increased by $0.6 million to $1.1 million for the quarter ended September 30, 1999, compared to $0.5 million for the quarter ended September 30, 1998.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased combined operating income by $11.2 million in the third quarter of 1999, compared to a decrease of $10.3 million in the third quarter of 1998. The change in Other Costs and Eliminations of $0.9 million is primarily due to an increase in the amount of intercompany log profit eliminated as a result of the closure of the Joyce, Louisiana plywood plant during the third quarter of 1998.

     Interest expense decreased by $1.2 million, or 8%, to $13.7 million, for the quarter ended September 30, 1999, compared to $14.9 million for the quarter ended September 30, 1998. The decrease was due to the transfer of $170.1 million of debt to the unconsolidated subsidiaries in the REIT conversion, offset in part by the issuance of $177 million of senior notes in the fourth quarter of 1998 to finance our Maine timberland acquisition.

     Reorganization Costs are costs associated with the REIT conversion. See Note 2 of Notes to Financial Statements. Reorganization costs include fees for legal, investment banking and tax consultants, as well as solicitation, printing, consent fees for lender waivers, and other related costs.


Nine Months 1999 Compared to Nine Months 1998

     The following table compares operating income by segment for the nine months ended September 30:

                         Operating Income by Segment
                               (In Thousands)


                                         1999              1998
                                     ------------      ------------

Northern Resources...............      $ 66,412          $ 51,595
Southern Resources...............        27,047            40,759
Lumber...........................        20,093             5,397
Panel............................        23,490            10,502
Land Sales.......................        13,114             9,496
Other............................             0            (1,652)
                                       --------          --------
Total Segment Operating Income...       150,156           116,097
Other Costs and Eliminations.....       (12,816)          (15,070)
                                       --------          --------
Total Combined Operating Income..       137,340           101,027
Less Operating Income recognized
  by unconsolidated subsidiaries.       (20,954)
                                       --------          --------
Operating Income.................      $116,386          $101,027
                                       ========          ========


     NORTHERN RESOURCE SEGMENT. Revenues increased by $42.0 million, or 24%, to $218.3 million in the first nine months of 1999, compared to $176.3 million in 1998. This increase was primarily due to $36.6 million of additional revenues as a result of our Maine timberland acquisition and higher harvest levels in the Rocky Mountain Region, offset in part by decreased harvest levels in the Cascade Region and lower export log sales to Japan. Harvest levels in the Rocky Mountain Region during the first nine months of 1999 increased by 7%, primarily due to favorable weather conditions, which allowed us to harvest some volume planned for the fourth quarter. Harvest levels (both export and domestic logs) in the Cascade Region decreased by 10%, primarily due to planned reductions. Furthermore, export log sales volume decreased by approximately 12%, primarily due to the weak Japanese economy, increased availability of substitute products (e.g., Russian logs and European lumber) and the diversion of export quality logs to the stronger domestic market.

     Northern Resources Segment operating income was 30% of its revenues for the nine months ended September 30, 1999, and 29% of its revenues for the nine months ended 1998. Northern Resources Segment costs and expenses increased by $27.2 million, or 22%, to $151.9 million in 1999, compared to $124.7 million in 1998. Excluding the increase in expenses of $28.1 million related to the November 1998 acquisition of 905,000 acres of timberlands in Maine, expenses decreased by $0.9 million. This decrease was primarily due to lower harvest levels and log and haul costs in the Cascade Region, offset in part by higher harvest levels in the Rocky Mountain Region.

     SOUTHERN RESOURCES SEGMENT. Revenues decreased by $12.2 million, or 14%, to $74.6 million in the first nine months of 1999, compared to $86.8 million in the same period of 1998. This decrease was primarily due to a 16% decline in sawlog prices, a 7% decline in pulpwood prices and a 5% decline in pulpwood sales volume. Sawlog prices decreased primarily due to an abundant supply of logs throughout the region and a higher percentage of smaller logs. Weather conditions during the first nine months of 1999 were unusually dry, which resulted in exceptionally favorable harvesting conditions. Log sizes declined in 1999 due to the near completion by the end of 1998 of the conversion of our mature second growth pine timberlands into intensively managed pine plantations. Pulp log prices decreased primarily due to an abundant supply of wood fiber and weak paper markets. Pulp log sales volume decreased primarily due to planned reductions in harvest levels.

     Southern Resources Segment operating income was 36% as a percentage of its revenues for the nine months ended September 30, 1999, and 47% for the same period in 1998. This decline was primarily due to lower sawlog and pulpwood prices and higher log and haul costs. Southern Resources Segment costs and expenses increased by $1.6 million, or 3%, to $47.6 million in 1999, compared to $46.0 million in 1998, primarily due to a 7% increase in log and haul costs, offset in part by low pulp log sales volume.

     LUMBER SEGMENT. Revenues increased by $46.1 million, or 22%, to $257.6 million for the nine months ended September 30, 1999, compared to $211.5 million for the same period in the prior year. Excluding the incremental increase in revenues of $14.7 million related to the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, revenues increased by $31.4 million. This increase was primarily due to a 12% increase in lumber sales volume and a 6% increase in Northwest lumber prices. Lumber sales volume increased primarily due to the 47% increase in production volume at our Joyce, Louisiana sawmill and the 13% increase in production volume at our Pablo, Montana sawmill as a result of mill reconfiguration projects. Northwest lumber prices increased primarily due to the robust U.S. economy and continued strong housing starts. Housing starts for the first nine months of 1999 were 5% above the total starts for the same period in 1998. Lumber prices peaked in July, with many prices reaching new record highs. Northwest board prices were also favorably impacted by the temporary reduction of European board imports into the United States.

     Lumber Segment operating income was approximately 8% as a percentage of its revenues for the nine months ended September 30, 1999, and 3% for the same period in 1998. The increase was primarily due to higher Northwest lumber prices, higher lumber sales volume and lower log costs. Lumber Segment costs and expenses increased by $31.4 million, or 15%, to $237.5 million in the first nine months of 1999, compared to $206.1 million in same period of 1998. Excluding the incremental increase in expense of $13.8 million related to the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, expenses increased by $17.6 million. This increase of $17.6 million was primarily due to an increase in lumber sales volume, offset in part by lower log costs in our Southern Region.

     PANEL SEGMENT. Revenues for the nine months ended September 30, 1999 increased by $14.4 million, or 12%, to $131.9 million compared to $117.5 million for the same period in 1998. This increase was primarily due to a 14% increase in plywood prices. Plywood prices rose steadily during the first seven months of 1999 before peaking in July. The industry composite indices for commodity plywood prices during the first nine months of 1999 were 27% above the indices for the first nine months of 1998.
The price improvement was primarily due to strong U.S. building activity, rising oriented strand board prices and several plywood mill closures. Industrial and specialty grade plywood prices also were higher during the first nine months of 1999 compared to the first nine months of 1998, primarily due to overall strong commodity plywood prices and strong industrial sales activity.

     Panel Segment operating income was 18% as a percentage of its revenues for the first nine months of 1999 and 9% for the same period in 1998. The increase in operating income was primarily due to higher plywood prices. Panel Segment costs and expenses increased by $1.4 million, or 1%, to $108.4 million in the third quarter of 1999 compared to $107.0 million in the third quarter of 1998.

     LAND SALES SEGMENT. Revenues increased by $3.8 million, or 34%, to $15.1 million for the first nine months of 1999, compared to $11.3 million for the same period in 1998. Land Sales Segment operating income was 87% as a percentage of its revenues for the nine months of 1999 and 84% for the same period in 1998. Land Sales Segment costs and expenses increased by $0.2 million to $2.0 million for the first nine months of 1999, compared to $1.8 million for the same period in 1998.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased combined operating income by $12.8 million in the first nine months of 1999, compared to a decrease of $15.1 million in the first nine months of 1998. The change of $2.3 million was primarily due to lower corporate overhead, offset in part by a decline in the amount of intercompany log profit recognized. Corporate overhead decreased by $8.4 million during the first nine months of 1999, primarily due to a second quarter 1998 long-term incentive plan expense of $8.8 million. Deferred intercompany log profit of $2.9 million was recognized during the first nine months of 1999 compared to $7.6 million during the first nine months of 1998. This decrease of $4.7 million was primarily due to the build-up of log inventories in the Southern Resources Segment in the fourth quarter of 1997 and the subsequent processing of these logs in the first quarter of 1998. Similar log inventories were not built-up during the fourth quarter of 1998. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized.

     Interest expense increased by $6.3 million, or 14%, to $50.7 million, for the nine months ended September 30, 1999, compared to $44.4 million for the nine months ended September 30, 1998. This increase was primarily due to the issuance of $177 million of senior notes in the fourth quarter of 1998 to finance our Maine timberland acquisition, offset in part by the $170.1 million of debt transferred on July 1, 1999 to the unconsolidated subsidiaries in the REIT conversion.

     Reorganization Costs of $5.1 million are costs associated with the conversion. See Note 2 of Notes to the Financial Statements. Reorganization costs include fees for legal, investment banking and tax consultants, as well as solicitation, printing, consent fees for lender waivers, and other related costs. Reorganization costs have been expensed as incurred.

     The income allocated to the general partner decreased by $7.9 million to $17.2 million for the nine months ended September 30, 1999, compared to $25.1 million for the nine months ended September 30, 1998. This decrease was primarily due to the elimination of the general partner interest on July 1, 1999 as a result of the conversion of the general partner interest to stock in the corporation. See Note 1 of Notes to the Financial Statements. Prior to July 1, 1999, net income was allocated to the general partner based on 2 percent of the partnership's net income (after adjusting for the incentive distribution), plus the incentive distribution.




FINANCIAL CONDITION AND LIQUIDITY

     During the first nine months of 1999, net cash provided by operating activities totaled $103.5 million, compared to $126.7 million for the same period in 1998. As a result of the REIT conversion, net cash provided by operating activities for the nine months ended September 30, 1999 is not comparable with net cash provided by operating activities for the same period in 1998 because of the following:

     - Substantially all of the working capital changes after the REIT conversion are reflected on the books of the unconsolidated subsidiaries. However, working capital changes will indirectly impact the corporation through its advances from the unconsolidated subsidiaries.

     - The corporation's share of equity earnings from the unconsolidated subsidiaries is not reflected in its net cash provided by operating activity until the earnings are distributed as either a preferred or common stock dividend. However, to the extent the unconsolidated subsidiaries have excess undistributed cash, these funds are reflected on the corporation's cash flow statement as interest-bearing advances from unconsolidated subsidiaries.

     Net cash provided by operating activities for the first nine months of 1999 was $23.2 below the net cash provided by operating activities for the same period in 1998. This decrease of $23.2 million was primarily due to unfavorable working capital variances of $27.2 million prior to the REIT conversion, $14.0 million of deferred income tax benefit and $8.0 million of equity earnings from the unconsolidated subsidiaries in excess of dividend distributions, offset in part by higher net income of $32.6 million. The unfavorable working capital variance was primarily due to the timing of accounts receivable and accounts payable payments and collections and the delayed funding of the 1998 long-term incentive compensation expense of $8.8 million.

     We have an unsecured line of credit with a group of banks. Subject to customary covenants, the line of credit allows for borrowings from time to time of up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit. The line of credit matures on December 13, 2001, and bears a floating rate of interest. As of September 30, 1999, $218.5 million was outstanding with $6.5 million remaining available. As of October 12, 1999, $125.0 million of the borrowings on the line of credit were repaid.

     In November of 1999 the corporation issued 5,750,000 shares of common stock for net proceeds of $141.4 million. Approximately $80 million of the proceeds were used to repay borrowings on our revolving line of credit. The remainder will be used for general business purposes. Following the issuance of these additional shares and the application of the proceeds to reduce the amount outstanding under our line of credit, the corporation had $225 million available under its line of credit as of November 10, 1999.

     On October 5, 1999, we signed a letter of intent to sell 91,000 acres of our timberlands near St. Maries, Idaho to Crown Pacific Limited Partnership for approximately $73 million. On November 5, 1999, the parties signed a definitive Purchase and Sale Agreement. This transaction is expected to close on or about January 15, 2000 and is subject to customary federal regulator review. The net proceeds would be available for reinvestment in timberlands or the repayment of debt.

     Our borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the incurrence of indebtedness. In addition, the line of credit requires the maintenance of an interest coverage ratio. We were in compliance with these debt covenants as of September 30, 1999.

     We will distribute $0.57 per share with respect to the third quarter of 1999, payable on November 24, 1999 to shareholders of record on November 12, 1999. Future distributions will be determined by our board of directors, in its sole discretion, based on our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions and other factors, including harvest levels and future acquisitions.

     Cash required to meet our quarterly cash distributions, capital expenditures and principal and interest payments will be significant. Management believes that cash on hand, cash flows from continuing operations and borrowings under our line of credit will be sufficient to fund planned capital expenditures, distributions, and interest and principal payments for the next twelve months.


CAPITAL EXPENDITURES

     The corporation's capital expenditures for the first nine months of 1999, excluding the $3.3 million non-cash purchase of timberlands, totaled $16.6 million, compared to $50.9 million for the same period in 1998. Of the $16.6 million expended in 1999, $7.0 million related to expenditures on manufacturing facilities prior to the REIT conversion. Total 1999 capital expenditures of the corporation are expected to be approximately $20 million, compared to $64.3 million for 1998. Excluding $7.0 million of expenditures related to the manufacturing facilities of the unconsolidated subsidiaries, planned capital expenditures for the corporation are primarily for logging roads, reforestation and other expenditures related to our timberlands.

     The unconsolidated subsidiaries' capital expenditures for the three months ended September 30, 1999 totaled $2.2 million. Total capital expenditures for the unconsolidated subsidiaries for the six months ended December 31, 1999 are expected to be approximately $4 million and are primarily for replacement and upgrades of mill equipment.


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

     During the first quarter of 1997, we adopted a Year 2000
plan to identify and address both internal and external Year 2000 issues. Our Year 2000 plan addresses the following:

  --  information technology systems,

  -- process control systems and embedded chips used in our manufacturing operations, and

  --  key business relationships.

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

     During 1998, we completed an inventory of the process control systems and embedded chips used in our manufacturing operations and we identified the systems that could be subject to Year 2000 problems. The systems used in the lumber and plywood operations require minimal changes, while the medium density fiberboard systems will require the replacement of some process control software. The modifications and testing of the manufacturing control systems will be completed in 1999, at an approximate cost of $33,000 for 1998 and an approximate cost of $132,000 for 1999. These costs will be expensed as incurred. Currently, the modifications and testing of the manufacturing process control systems are 98% complete.

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

CONTINGENCY PLAN

     Part of our Year 2000 project includes the development of contingency plans for business critical systems, as well as for strategic suppliers and customers to attempt to minimize disruption to our operations in the event of a Year 2000 failure. We have formulated plans to address a variety of failure scenarios, including failures of our in-house applications, as well as failures of strategic suppliers and customers.


SUMMARY CONCLUSION

     Based on our assessments, we do not expect Year 2000 issues relating to our information technology systems, process control systems or embedded chips used in the manufacturing operations of the unconsolidated subsidiaries to have a material impact on the corporation's financial position, results of operations or liquidity. Furthermore, we will continue to monitor the progress of our key business partners in achieving Year 2000 compliance, and, to the extent practicable, will develop contingency plans. However, we can give no assurance that our key business partners will achieve Year 2000 compliance on a timely basis, or the extent to which operations may be impacted in the event that our key business partners fail to achieve Year 2000 compliance.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Approximately $742 million of the long-term debt of the corporation and the unconsolidated subsidiaries bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. Approximately $170.1 million of the long-term debt is recorded on the books of the unconsolidated subsidiaries. The corporation's operating partnership guarantees the long-term debt of the unconsolidated subsidiaries. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 1999 was LIBOR plus 0.65% (6.09%), however, this rate could range from LIBOR plus 0.35% to LIBOR plus 0.875% depending on our financial results.

September 30, 1999:

Long-
term
debt,
including
current                                                               Fair
portion     1999    2000    2001    2002    2003  Thereafter  Total   Value
---------------------------------------------------------------------------
Fixed
Rate        $104  $27,392 $27,423 $27,458 $27,494  $632,429 $742,300 $753,000
Avg.
Interest
Rate        9.0%    8.9%    8.8%    8.7%    8.6%      8.3%
Variable
Rate                      $218,500                          $218,500 $218,500


As of October 12, 1999, $125 million of variable rate debt was repaid.




PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In October 1998, Congress passed legislation directing the United States Forest Service to exchange specific Federal lands in Washington State for some of our Washington State lands of equal value. Prior to consummating the exchange, we discovered marbled murrelets, a species listed as threatened under the Endangered Species Act, on a portion of the Federal lands to be exchanged, impacting the value of this land. In August 1999, an administrative appeal was filed against the United States Forest Service alleging, among other things, deficiencies in the United States Forest Service's environmental analysis of the land exchange. On October 14, 1999, the date on which the administrative appeal was dismissed, we filed a Complaint for Declaratory Judgement in the Federal District Court for the Eastern District of Washington. Through this lawsuit, we sought to establish the legality of the land exchange and the United States Forest Service's actions in implementing the land exchange. In November, we reached a settlement agreement with the other parties to the lawsuit. Congress is currently considering new legislation to reconfigure the land exchange according to the terms of the settlement. Under the pending legislation, Plum Creek would exchange 31,700 acres of its lands for 11,500 acres of Federal timberlands of equal value. As a part of the settlement agreement, Plum Creek would also grant the Federal government and certain conservation groups options to purchase our lands that dropped from the exchange. In consideration for these options, the conservation groups have agreed not to challenge the land exchange or forest practices applications relating to lands exchanged to Plum Creek. The land exchange is expected to close in early 2000. In connection with the land exchange, we are seeking an amendment to our Cascades habitat conservation plan to add to the plan lands we receive in the land exchange that are within the Planning Area.

     There is no pending or threatened litigation that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

Items 2, 3 and 4 of Part II are not applicable and have been omitted.


ITEM 5.  OTHER INFORMATION

     To be considered for inclusion in the proxy materials for the company's year 2000 annual meeting, stockholder proposals must be received in writing at the company's principal executive offices before March 10, 2000. The proxies for our year 2000 annual meeting will confer discretionary voting authority to vote on any proposal submitted prior to February 9, 2000 or after March 10, 2000.


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

3.1*          Certificate of Incorporation of Plum Creek Timber Company,
              Inc.

3.2 Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form S-4, Regis. No. 333-71371, filed January
              28, 1999).

4.3 Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber
              Company, L. P. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due
              June 8, 2007, Plum Creek Timber Company, L.P. (Form 8 Amendment No. 1, for the year ended December 31, 1990). Amendment No. 2, consent and waiver dated September 1,
              1993 to the Senior Note Agreement (Form 10-K/A,
              Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Senior Note Agreement Amendment dated
              May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Senior Note
              Agreement Amendment dated April 15, 1997 (Form 10-Q,
              No. 1-10239, for the quarter ended September 30, 1997).
              Senior Note Agreement Amendment effective July 1, 1999
              (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1999).

4.4 Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P. (Form 8 Amendment No. 1, for the year ended December 31, 1990). Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Mortgage Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).
              Amendment to Mortgage Note Agreement dated June 15, 1995 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1995). Mortgage Note Agreement
              Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Mortgage Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997). Mortgage Note Agreement Amendment effective July 1, 1999 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1999).

4.5 Senior Note Agreement, dated August 1, 1994, 8.73% Senior Notes due August 1, 2009, Plum Creek Timber Company,
              L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated as of October 15, 1995 (Form 10-K, No. 1-10239, for the year ended December 31, 1995). Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Senior Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30,
              1997).  Senior Note Agreement Amendment effective July
              1, 1999 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1999).


4.6 Senior Note Agreement, dated as of November 13, 1996, $75 million Series A due November 13, 2006, $25 million Series B due November 13, 2008, $75 million Series C due November 13, 2011, $25 million Series D due
              November 13, 2016 (Form 10-K, No. 1-10239, for the year ended December 31, 1996). Senior Note Agreement Amendment effective July 1, 1999 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1999).

4.7 Senior Note Agreement, dated as of November 12, 1998, Series E due February 12, 2007, Series F due February 12,
              2009, Series G due February 12, 2011 (Form 8-K and 8
              K/A, File No. 1-10239, dated November 12, 1998).
              Senior Note Agreement Amendment effective July 1, 1999
              (Form 10-Q, No. 1-10239, for the quarter ended June 30,
              1999).

10.1 Amended and Restated Revolving Credit Agreement dated as of December 13, 1996 among Plum Creek Timber Company,
              L.P., Bank of America National Trust and Savings Association, as Agent, NationsBank of North Carolina,
              N.A., as senior co-agent and the Other Financial Institutions Party Hereto (Form 10-K, No. 1-10239, for the year ended December 31, 1996). Amendment effective July 1, 1999 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1999).

27* Financial Data Schedule for the quarter ended September 30, 1999. See attached exhibit.




(b)  Reports on Form 8-K

     Plum Creek Timber Company, Inc. filed a current report on Form 8-K dated July 1, 1999, reporting that it had completed the conversion from a master limited partnership to a corporation.

     Plum Creek Timber Company, Inc. filed a current report on Form 8-K dated July 1, 1999, in which it filed pro forma financial information relating to its conversion from a master limited partnership to a corporation.


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PLUM CREEK TIMBER COMPANY, INC.
                                               (Registrant)


                                      By:  /s/ William R. Brown
                                         ------------------------
                                         WILLIAM R. BROWN
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial and
                                         Accounting Officer)




Date: November 12, 1999