Form 10-K405
period 1999-12-31
PLUM CREEK TIMBER CO INC
filed 2000-03-06
CIK 849213

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

          (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

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

         Securities registered pursuant to Section 12(b) of the Act:
                   Common Stock, par value $.01 per share

     The above securities are registered on the New York Stock Exchange and the Pacific Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes  [ X ]  No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on February 15, 2000 was approximately $1,196,898,984. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock as of February 15, 2000 was 68,572,009. The number of outstanding shares of the registrant's special voting stock as of February 15, 2000 was 634,566.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant's 2000 Annual Meeting of Shareholders to be held on May 10, 2000, are incorporated by reference into
Part III of this Annual Report on Form 10-K


                                   PART I

     When we refer to "we," "us" or "our," we mean Plum Creek Timber Company, Inc. and, where appropriate, its consolidated and unconsolidated subsidiaries and its predecessor, Plum Creek Timber Company, L.P. When we refer to the "corporation," we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS
----------------

General
-------

     On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a corporation. Plum Creek Timber Company, Inc., the new corporation and successor registrant, will elect to be treated for Federal income tax purposes as a real estate investment trust or "REIT." As of the REIT conversion, Plum Creek Timber Company, L.P. ceased to exist.
In order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands, were transferred to several unconsolidated corporate subsidiaries. Together with the unconsolidated subsidiaries, we own, manage, and operate approximately 3.2 million acres of timberlands and eleven wood product conversion facilities in the Northwest, Southern and Northeastern United States.

     In December 1999, we completed an equal value land exchange in our Cascade Region with the United States Forest Service in which we exchanged 31,713 acres of our timberlands for 11,586 acres of Federal timberlands and $4.3 million. In January 2000, we sold approximately 90,000 acres of timberlands near St. Maries, Idaho to Crown Pacific Partners, L.P. for approximately $73 million.

     On November 12, 1998, we acquired 905,000 acres of timberlands in central Maine from S.D. Warren Company for a purchase price of $180.0 million, plus $300,000 for working capital.


SEGMENT INFORMATION
-------------------

     We are the fifth largest owner of private timberlands in the United States, with a forest resource base of approximately 3.2 million acres. As of December 31, 1999, our timber portfolio contained approximately 33.0 million cunits of standing timber. A cunit is a measurement of volume equal to one hundred cubic feet of timber. Our timberlands are well diversified, not only by species mix but also by age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments, the Northern Resources Segment, consisting of timberlands in western and central Washington, western Montana, northern Idaho and central Maine, and the Southern Resources Segment, consisting of timberlands in Louisiana and Arkansas.

     Our manufacturing operations are conducted through our unconsolidated subsidiaries and include six lumber mills, two plywood plants, one medium density fiberboard facility, and two lumber remanufacturing facilities. These facilities, strategically located near our timberlands in Montana, Idaho, Louisiana and Arkansas, convert logs to lumber, plywood and other wood products, and convert sawdust and shavings to medium density fiberboard. The Lumber Segment refers to our lumber facilities and the Panel Segment refers to our plywood and medium density fiberboard ("MDF") facilities. The Lumber and Panel segments have established a network of 45 independent warehouses located strategically throughout the United States in order to enhance customer service and prompt deliveries. The Land Sales Segment refers to our higher and better use lands. "Other" refers to a plywood facility in Louisiana and a chip facility in the State of Washington. In 1998, we closed the plywood facility and sold the chip facility. Certain financial information for each business segment is included in Note 14 of the Notes to Financial Statements and is incorporated herein by reference.


NORTHERN RESOURCES SEGMENT
--------------------------

     CASCADE REGION. The Cascade Region's 285,000 acres of timberland in western and central Washington contain an estimated 4.4 million cunits of standing timber. Logs harvested in the Cascade Region are sold for export to Pacific Rim countries, principally Japan, and to domestic mills owned by third parties. Logs sold for export are generally of higher quality than logs sold into the domestic market.

     In the Cascade Region, approximately 59% of the logs sold in 1999 were sold to unaffiliated domestic wood products manufacturers. We also sold 17% of the logs from the Cascade Region to third parties as pulp logs. These generally constitute smaller and lower quality logs not suitable for use by wood products manufacturers. Competitors in the domestic log market include the United States Forest Service, the state of Washington, and numerous private individuals and industrial timber owners.

     Customers for the Cascade Region's export sawlogs consist primarily of large Japanese trading companies. Competitors in the export market include numerous private timberland owners in the United States and Canada, as well as companies and state-controlled enterprises in Chile, New Zealand, Russia and Scandinavia, all of which have abundant timber resources. We compete primarily based on our long-term relationships and our reputation as a reliable year-round supplier of premium grade logs.

     In 1999, approximately 24% of the logs harvested in the Cascade Region were sold to customers in Japan. Douglas-fir logs sold to Japan have historically commanded a significant premium over Douglas-fir logs sold domestically. However, export log prices were flat in 1999 after they declined significantly in 1998 and 1997, eliminating a large portion of this premium.

     ROCKY MOUNTAIN REGION. In January 2000, we sold approximately 90,000 acres of non-strategic timberlands in Idaho that contained approximately 1.3 million cunits of standing timber. The Rocky Mountain Region now consists of 1,488,000 acres of timberland in western Montana and northern Idaho, containing an estimated 10.6 million cunits of standing timber. The Rocky Mountain Region primarily sells logs to our lumber and plywood facilities, with the remainder sold to third-party domestic mills.

     In conjunction with an acquisition in 1993 of 865,000 acres of timberland in western Montana, we entered into a sourcing agreement with Stimson Lumber Company to supply logs to Stimson's Montana mills, based upon prevailing market prices, over a ten-year period ending in 2003. In the Rocky Mountain Region, we sell virtually all of our logs domestically as saw timber. In 1999, approximately 73% of the logs sold in the region were sold to our manufacturing facilities and the remainder were either sold to unaffiliated domestic mills or traded to other timber companies for logs better fitting our needs.

     Competitors in the Rocky Mountain Region log market include the United States Forest Service, the states of Montana and Idaho, the Bureau of Land Management, the Bureau of Indian Affairs, as well as numerous private individuals and industrial timber owners.

     We conduct in-woods chipping operations, primarily in the Rocky
Mountain Region, in conjunction with conventional logging operations when economically feasible, producing wood chips from treetops and low quality timber that were previously not used. Chip markets are highly susceptible to fluctuations in pulp and paper markets and operations occur as market conditions allow. During the past three years, our in-woods chipping operations have not operated at full capacity due to a weak market for chips.

     NORTHEAST REGION. The Northeast Region consists of 912,000 acres of timberland in central Maine, containing an estimated 13.5 million cunits of standing timber. Logs in the Northeast Region are sold for export to Canada and to domestic mills owned by third parties. In connection with our acquisition of these timberlands in 1998, we entered into a long-term agreement to supply wood fiber to S.D. Warren Company's paper facility in Skowhegan, Maine at prevailing market prices. The fiber supply agreement covers a 25-year period ending in 2023 and may be extended up to an additional 15 years at the option of S.D. Warren Company. In the Northeast Region, approximately 29% of the logs sold in 1999 were exported to lumber mills in Canada. Pulp logs sold to third parties accounted for 49% of the total volume harvested in 1999. Competitors in this market include numerous wood brokers and private individual and industrial timberland owners in Maine and in the Canadian provinces of Quebec and New Brunswick.

     For all regions in the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally will include price, species and grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, and on price.


SOUTHERN RESOURCE SEGMENT
-------------------------

     The Southern Resource Segment, also referred to as the Southern Region, consists of 523,000 acres (plus 9,000 acres of leased land) of timberlands in Louisiana and Arkansas, containing an estimated 4.5 million cunits of standing timber. In 1999, 79% of sawlogs from this region were sold to our lumber facilities and 21% were sold to other third party conversion facilities. During 1999, we nearly completed the conversion of our Southern Region timberlands from unmanaged forests into actively managed plantation forests. In connection with our acquisition of the Southern Region timberlands and manufacturing facilities in 1996, we entered into a long-term agreement to supply pulp logs and mill residuals to Riverwood International Corporation at prices that are based upon prevailing market prices. The fiber supply agreement covers a 20-year period ending in 2016 and can be extended up to an additional 10 years.

     The fee harvest in the Southern Region during 1999 was approximately 55% pulp logs and 45% sawlogs. We expect that our long-term supply agreement with Riverwood International Corporation will provide us with a secure market for our local mill residuals and a substantial portion of the pine and hardwood pulp logs harvested from our Southern Region timberlands. Due to transportation costs, domestic wood and fiber consuming facilities tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Region include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete with numerous private timberland owners in the Southern United States and Federal and state agencies in Arkansas and Louisiana.


LUMBER SEGMENT
--------------

     We produce a diverse line of lumber products, including common and select boards, dimension and stud lumber, industrial lumber, edge-glued
boards and finger-jointed studs.   In 1999, we produced 743 million board
feet of lumber, compared to 635 million board feet in 1998 and 582 million board feet in 1997. Our lumber output grew in 1999 as a result of reconfigurations at the Joyce, Louisiana and Pablo, Montana mills, and the May 1998 acquisition of an "edge-glued board" remanufacturing facility in Meridian, Idaho. We expect lumber capacity to increase to approximately 765 MMBF in 2000 due to the completion of the start-up phase at our Joyce, Louisiana mill. During 1998, lumber production increased primarily due to the acquisition of the facility in Meridian, Idaho.

     Lumber products manufactured in our two studmills, two random-length mills, and remanufacturing facility in western Montana, along with our remanufacturing facility in Meridian Idaho, are targeted to domestic lumber retailers, such as retail home centers, for use in repair and remodeling projects and to stocking distributors, for use in home construction. Lumber products manufactured in our Joyce, Louisiana and Huttig, Arkansas dimension lumber mills are targeted to the home construction, industrial and export markets. Value-added products and services such as consumer appearance boards, pull-to-length boards, premium furring strips, premium studs and pattern boards are targeted to specialty markets and have made us less dependent on the more volatile home construction market. In 1999, 43% of our lumber products were sold into retail markets, 26% to stocking distributors and 24% to industrial and remanufactured product markets.

     Competition in our lumber markets is based on price and quality and, to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. We compete in domestic lumber markets with a host of other United States, Canadian and European producers. Canadian and European lumber producers have increased their penetration into the United States market due to their lower wood fiber costs and favorable exchange rates. The lumber market is also subject to competition from substitute products, primarily in shelving, window and door markets. Substitute products include radiata pine, medium density fiberboard, oriented strand board, particleboard, laminates, steel and plastic. Substitution has significantly increased in the past several years due to increases in stud and board prices in the early 1990s.

     RESIDUAL WOOD CHIPS. Our lumber and plywood mills produce residual wood chips as a by-product of the conversion of raw logs into finished products. These wood chips are sold to regional paper and pulp mills. A substantial portion of our residual wood chips in the Rocky Mountain Region are sold to Smurfit Stone Container Corporation under a long term supply agreement.


PANEL SEGMENT
-------------

     The Panel Segment consists of two plywood plants and a medium density fiberboard facility in western Montana. The panel facilities produce a diverse line of plywood and medium density fiberboard products. Plywood revenues represented approximately 73% of the panel segment revenues in 1999 and 71% in 1998 and 1997.

     PLYWOOD. We produce high-grade plywood that we sell primarily into specialized industrial markets. In 1999, we produced 337 million square feet of plywood, compared to 323 million square feet in 1998 and 312 million square feet in 1997. During 1999, 60% of our plywood products were sold in specialty industrial markets, including boat, recreational vehicle and fiberglass-reinforced panel manufacturing and 6% were sold in export markets. Our plywood products are generally of higher quality than commodity construction grade products and command higher prices in these specialty markets. See Lumber Segment for discussion on residual wood chips.

     Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and to meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board, a less expensive substitute wood product. Due to oriented strand board's cost advantage, its market share in the residential segment has been increasing, and we expect this trend to continue. Oriented strand board's share of the North American structural panel market was approximately 50% in 1999. The quality of oriented strand board continues to improve and has become widely accepted in most building applications. However, since oriented strand board does not have plywood's strength-to-weight ratio, moisture resistance and machinability, it cannot be used in some specialty applications. In order to avoid closing their facilities, some commodity plywood manufacturers have been refocusing their products toward the specialty plywood market, resulting in increased competition in markets we serve. We expect to remain competitive due to our strong customer base, extensive experience in industrial markets, supply of superior wood, and reputation for high quality products, including various trademarked products such as MarineTech(R), RV-X(R), DuraFloor(R), and Ultra-Core(R).

     MEDIUM DENSITY FIBERBOARD. We supply high quality medium density fiberboard to markets in North America. Medium density fiberboard products are primarily sold to domestic distributors and to door, molding, fixture and furniture manufacturers. We produced 136 MMSF (3/4" basis) in 1999, 132 MMSF in 1998 and 127 MMSF in 1997.

     Medium density fiberboard producers compete on a global scale, primarily on the basis of price, quality and service. Medium density fiberboard is also subject to competition from solid wood products and hardboard and particleboard products. Competition in the industry has been increasing as a result of significant capacity expansion both in the United States and Canada. During 1995, our medium density fiberboard process was redesigned to produce MDF2(R) one of the highest quality medium density fiberboard products available. MDF2(R) commands a price premium over standard medium density fiberboard due to its superior quality, physical properties and densities. Moreover, because our fiber supply consists of western softwoods, a slower growth species with a low abrasive content, MDF2(R) has proven to have superior machining and finishing qualities over competing products. In addition, because of the elimination of wood chips from the MDF2(R) manufacturing process, which substantially reduces raw material costs, and because of our access to low-cost energy sources, we believe we are one of the lowest cost medium density fiberboard producers. We source 55% of our sawdust and wood shavings for medium density fiberboard production internally from our plywood and lumber operations in the Rocky Mountain Region. The remaining 45% is purchased from third parties.


LAND SALES SEGMENT
------------------

     We have currently identified approximately 150,000 acres of our properties located in recreational areas or near expanding population centers that may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management. We have transferred approximately 21,500 acres of these properties, referred to as higher and better use land, to an unconsolidated subsidiary. Our unconsolidated subsidiary expects to sell or exchange these properties within the next five years. Our strategy for the remaining acres is to realize the value of these properties, through sales or exchanges, over the next ten to fifteen years. Our on-going review process evaluates properties based on a number of factors, such as proximity to population centers and major transportation routes and the presence of special ecological features. We sold 12,236 acres of higher and better use land in 1999, 14,710 acres in 1998 and 3,350 acres in 1997.


TIMBER RESOURCE MANAGEMENT AND ENVIRONMENTAL STEWARDSHIP
--------------------------------------------------------

     RESOURCE MANAGEMENT. We view our timberlands as assets with substantial inherent value. We strive to manage them in an economically prudent and environmentally responsible manner in order to enhance their value. We seek to enhance value by improving the productivity of our forests, controlling harvesting costs, and sorting and merchandising logs to obtain their highest value.

     Value can be enhanced on younger timber stands through thinning operations. Value increases as trees grow and add wood volume more rapidly. Thinning a timber stand enables the healthier and potentially more valuable trees to grow more rapidly. As trees grow larger, they can be used in higher value applications such as plywood. We also consider the impact of forest management activities on properties with higher and better uses other than long-term timber production, and modify harvest plans accordingly.

     We use different management techniques in each of our regions, employing a variety of the most beneficial silvicultural methods available. We expect timber growth rates on our timberlands to continue to improve over time as a result of genetic advances in seedlings, intensive forest management practices such as thinning and fertilization, and the increasing proportion of our timberlands that are converted from natural forests to actively managed plantations. Technology and forest management advances have increased growth rates and shortened harvest cycles. We believe our focus on intensive management practices will enhance forest productivity and increase the value of our timberlands over time.

     It is our policy to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are used on approximately 90% of the timberlands in our Rocky Mountain and Northeast Regions. In both the Cascade and Southern Regions, substantially all reforestation is done by planting. During 1999, we planted approximately 5.2 million seedlings on our Cascade, Rocky Mountain and Northeast Region timberlands and approximately
14.5 million seedlings on our Southern Region timberlands.

     Forests are subject to a number of natural hazards, including damage by fire, insects and disease. Severe weather conditions and other natural disasters can also reduce the productivity of forest lands and can interfere with the processing and delivery of forest products. However, damage from natural causes is typically localized and would only affect a small portion of the timberlands at any given time. Nevertheless, these hazards are unpredictable and losses might not be so limited. The size and diversity of our timberlands, together with our intensive forest management, should help to minimize these risks. Consistent with the practices of other large timber companies, we do not maintain insurance against loss to standing timber on our timberlands, but we do maintain insurance for loss of logs due to fire and other occurrences following harvesting.

     ENVIRONMENTAL STEWARDSHIP. We are a leader in environmentally responsible resource management. As such we subscribe to the principles and objectives of the Sustainable Forestry Initiative(SM) which sets forth a comprehensive nationwide approach to responsible forest stewardship. Sustainable Forestry Initiative(SM) principles are designed to ensure that forest management is integrated with the conservation of soil, air and water resources, wildlife and fish habitat, and aesthetics. In 1999, we retained PricewaterhouseCoopers LLP, an internationally recognized auditing firm, to independently audit our forest practices against the standards and objectives of the Sustainable Forestry Initiative(SM). As part of this process an independent team audited all of our operating regions. This audit verified that we are in compliance with the objectives of the Sustainable Forestry Initiative(SM) on our timberlands in all material respects.

     As a part of our environmental leadership, we are in the forefront of the habitat conservation planning movement. We currently manage nearly a quarter-million acres under two separate habitat conservation agreements.
The habitats of hundreds of species are protected by these agreements, including five species listed as threatened under the Endangered Species Act. The first, approved by the United States Fish and Wildlife Service and the National Marine Fisheries Service in 1996, provides habitat protection for 285 wildlife species on approximately 149,000 acres in our Cascade Region.
In addition, we have an agreement in place to conserve grizzly bear habitat covering 83,000 acres of our timberlands in the Swan Valley in western Montana.

     We are currently in the process of developing two additional habitat conservation plans - one for bull trout and other native fish species such as steelhead and salmon, covering approximately 1.6 million acres in Montana, Idaho, and Washington, and another for red-cockaded woodpeckers, covering approximately 260,000 acres in Arkansas and Louisiana. (See "Federal and State Regulations, Endangered Species.")


RAW MATERIALS
-------------

     The lumber and panel facilities obtain the majority of their raw logs from our timberlands. Our timberlands provided 75% of the Lumber Segment's raw log needs in 1999, 63% in 1998 and 60% in 1997. Our timberlands provided 88% of our plywood's raw log needs in 1999, 95% in 1998 and 89% in 1997. The Rocky Mountain Region and Southern Region provide a consistent supply of quality logs and preferred species to our lumber and plywood facilities, although over time the average log size is expected to decline and the species mix is expected to change due to harvest and growth patterns.

     Our lumber and plywood facilities have and will continue to purchase stumpage and logs from external sources, including the United States Forest Service, Bureau of Indian Affairs, Bureau of Land Management and state and private timberland owners. At December 31, 1999, our lumber and plywood facilities had approximately 137,000 cunits of timber under contract from external sources which may be harvested over the next three years. The United States Forest Service harvest plan calls for a 2000 harvest of 400,000 cunits in close proximity to our lumber and plywood facilities in western Montana. However, due in part to legal challenges and changes in public policy, the United States Forest Service will likely sell less volume. Our lumber and plywood facilities are permitted to bid on up to approximately fifty percent of the volume sold annually by the United States Forest Service, with the remainder set aside for small businesses. In addition, approximately 800,000 cunits of timber is expected to be offered annually to our lumber and plywood facilities from other timberland owners. The geographic area in which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuate. (For further discussion of other timber supply issues see "Federal and State Regulations.")

     Our MDF facility has a consistent supply of sawdust and wood shavings from internal and external sources. Our remanufacturing facilities use short pieces of lumber, a by-product of our lumber facilities' operations, and in addition, we purchase lumber from third-party mills.


COMPETITION
-----------

     Markets for forest products are highly competitive in terms of price and quality. Many of our competitors have substantially greater financial and operating resources. In addition, wood products are subject to increasing competition from a variety of substitutes, including non-wood and engineered wood products. Plywood markets are subject to competition from oriented strand board and lumber and log markets are subject to competition from other worldwide suppliers. We believe we can compete effectively due to our extensive private timber inventory, our proven leadership in environmental forestry, which has positioned us to meet regulatory challenges on a cost-effective basis, our reputation as a dependable, long-term supplier of quality products, our innovative approach to providing high-quality, value-added products to various specialty and industrial niche markets and the integration of our timberlands with efficient manufacturing processes.


SEASONALITY
-----------

     Domestic log sales volumes from our northern timberlands are typically at their lowest point in the second quarter of each year when warming weather thaws and softens roadbeds, restricting access to logging sites. Log sales volumes from our southern timberlands are generally at their lowest point during the first quarter of each year, as winter rains limit operations. Export log sales are affected by variations in inventory, both domestically and in the countries where such logs are sold, as well as by weather conditions. Winter logging activity in the Cascade Region takes place at lower elevations, where predominantly second growth logs are found, affecting the volume of higher quality export logs sold during this time of the year.

     Demand for manufactured products is generally lower in the fall and winter quarters when activity in construction markets is slower, and higher in the spring and summer quarters when construction increases. In addition to seasonal fluctuations in demand, prices of manufactured products can be impacted by weather-related fluctuations in supply, as production can be hampered during severely cold winter months and then rebound with warmer spring weather. Working capital varies with seasonal fluctuations. Log inventories increase going into the winter season to prepare for reduced harvest during the spring in the North and during the rainy season in the South.


FEDERAL AND STATE REGULATIONS
-----------------------------

     GENERAL ENVIRONMENTAL REGULATION. Our operations are subject to Federal, state and local environmental laws and regulations, including laws relating to water, air, solid waste and hazardous substances and the requirements of the federal Occupational Safety and Health Act and comparable state statues relating to the health and safety of our employees. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. We maintain environmental and safety compliance programs and periodically conduct regular internal and independent third-party audits of our facilities and timberlands to monitor compliance with these laws and regulations.

     ENDANGERED SPECIES. The Endangered Species Act protects species threatened with possible extinction. A number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for this status under the Endangered Species Act. As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber and the construction of roads.

     In June 1996, we received a permit under the Endangered Species Act from the United States Fish and Wildlife Service and the National Marine Fisheries Service that now covers our forest management on 149,000 acres in the Cascade Region (the "Planning Area"). As a part of the permit application, we prepared a multi-species habitat conservation plan that will govern our management activities in the Planning Area during the 50-year life of the permit. The habitat conservation plan requires us to maintain set levels of wildlife habitat and to take numerous other mitigation measures, including the protection of riparian areas.

     In consideration for this mitigation, the permit authorizes forestry practices that are consistent with the habitat conservation plan, even though they may have an adverse impact on spotted owls, grizzly bears, bull trout, gray wolves or marbled murrelets, the listed species currently covered by the habitat conservation plan and permit. The habitat conservation plan provides that the United States Fish and Wildlife Service and the National Marine Fisheries Service will amend the permit to add subsequently listed species without requiring us to provide additional mitigation absent extraordinary circumstances. The bull trout was added to the permit pursuant to this provision upon its listing in 1998. Extraordinary circumstances would include situations where continued activity under the habitat conservation plan would have a significant material adverse impact on the species and mitigation on Federal land would not alleviate the concern. As an incentive to us to create additional wildlife habitat in the Planning Area, the permit provides additional authorization during a second 50-year period if the wildlife habitat within the Planning Area exceeds levels set in the habitat conservation plan. Therefore, the permit is expected to provide long-term certainty and predictability for our harvest activities in the Planning Area.

     In December 1999, Plum Creek and the Federal government consummated an exchange of specific Federal lands and some cash for some of our lands of equal value (the "I-90 Exchange"). In connection with this exchange, we obtained an amendment to the habitat conservation plan to add the lands we received in the land exchange that are within the Planning Area and deleting lands that were exchanged to the Federal government. Previously disclosed litigation filed by us in the Federal District Court for the Eastern District of Washington naming those parties who had appealed the I-90 Exchange and seeking to establish its legality, as well as the legality of the United States Forest Service's actions in implementing the land exchange, was settled in December 1999 (the "Exchange Litigation Settlement").

     In December 1995, we entered into an agreement to conserve grizzly bears with the United States Fish and Wildlife Service, the United States Forest Service, and the state of Montana covering 83,000 acres of our timberlands in the Swan Valley in western Montana. Under the grizzly bear agreement, we have agreed to protect habitat and to minimize the impact of our forestry activities on the grizzly bear. In consideration for this mitigation, the United States Fish and Wildlife Service authorized forestry practices in the Swan Valley that are consistent with the agreement, but that may have an effect on grizzly bears.

     Although the habitat conservation plan and grizzly bear agreement have both been implemented and are functioning as expected, there can be no assurance that the terms of these agreements will remain in force or be sufficient to protect us against subsequent amendments of the Endangered Species Act or additional listings thereunder, or against changes to other applicable laws and regulations. Any of these changes could materially and adversely affect our operations. In addition, legal challenges could disrupt the continued operation of the habitat conservation plan or the grizzly bear agreement, and thereby reduce the level of certainty offered by these plans.

     In 1998, the United States Fish and Wildlife Service listed some population segments of the bull trout as threatened under the Endangered Species Act. Bull trout are present in numerous streams and rivers which flow across our lands in Montana, Idaho and Washington. In addition, the red-cockaded woodpecker, listed as threatened, is found on our lands in Louisiana and Arkansas. In December 1999, we submitted a draft habitat conservation plan and a permit application to the United States Fish and Wildlife Service and the National Marine Fisheries Service for bull trout and other native fish species. This plan is currently out for public review. We are also working with the United States Fish and Wildlife Service to develop a habitat conservation plan for the red-cockaded woodpecker. If these plans are approved, we will receive permits authorizing forest practices consistent with those plans. Although discussions are underway, we are unable to predict whether either of these plans will ultimately be approved or what their terms would be. We are unable, at this time, to predict the nature or scope of any land management restrictions that might be required to protect native salmonids or red-cockaded woodpeckers.

     In 1999, the State of Washington, the United States Fish and Wildlife Service, the National Marine Fisheries Service, the Environmental Protection Agency, private land owners and certain tribes agreed upon a set of rules to protect bull trout and other native salmonids in the State of Washington. These rules were approved by the Washington State legislature. We anticipate that the United States Fish and Wildlife Service and the National Marine Fisheries Service will pass rules under the Endangered Species Act that are consistent with the agreement.

     The Endangered Species Act also prohibits the Federal government from jeopardizing species listed under the Endangered Species Act or from destroying or adversely modifying their designated critical habitat. Private landowners are potentially affected by these restrictions if a private activity requires Federal action, such as the granting of access or Federal funding. Where there is a Federal connection, the Federal agency involved must consult with the United States Fish and Wildlife Service or, in the case of anadromous fish, the National Marine Fisheries Service, to determine that the proposed activity would not jeopardize the listed species or cause direct or indirect adverse modification of its designated critical habitat. If the landowner's proposed activity would have these effects, the United States Fish and Wildlife Service or the National Marine Fisheries Service must propose, where possible, alternatives or modifications to the proposed activity.

     Some of our land holdings in the Rocky Mountain Region are intermingled with Federal land and access across Federal lands may require Federal approval. In the past, our access to these areas has been delayed by administrative processes and legal challenges and restricted under the Endangered Species Act. Although we believe that access to these lands should be facilitated by the grizzly bear agreement, and should be further facilitated if the native fish habitat conservation plan is approved, there can be no assurance that access delays will not continue to occur. As a result of the I-90 Exchange with the United States Forest Service, completed in December 1999, as well as the Exchange Litigation Settlement, we now have, or expect in the near future to be able to receive, all easements or permits necessary to access our lands in the Cascade Region.

     At this time, we believe that Federal and state laws and regulations related to the protection of endangered species will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us leading to increased costs, additional capital expenditures and reduced operating flexibility.

     TIMBERLANDS. Our forest practices are and will in the future be subject to specialized statutes and regulations in the states where we operate, which currently include Montana, Washington, Idaho, Louisiana, Arkansas and Maine. Many of these states have enacted laws which regulate forestry operations, such as growing, harvesting and processing activities on forest lands. Among other requirements, these laws impose some reforestation obligations on the owners of forest lands. Several states require prior notification before beginning harvesting activities. The states of Washington and Maine require a regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed activity. Other state laws and regulations control the following activities: slash burning and harvesting during fire hazard periods; activities that affect water courses or are in proximity to inland shore lines; activities that affect water quality, and some grading and road construction activities.

     LOG EXPORTS. Federal legislation currently prohibits the sale of unprocessed logs harvested from Federal lands located in the western half of the United States if the logs will be exported from the United States by the purchaser, or if they will be used by the purchaser as a substitute for timber from private lands which is exported by a purchaser. In order to enforce this substitution prohibition, the legislation requires persons who export private logs and who wish to purchase Federal timber, to obtain an approved Federal timber "sourcing area." In 1991, we applied for and obtained an approved sourcing area for our Northwest manufacturing facilities. Under the legislation, sourcing areas are subject to review and renewal at least every five years. Revisions to the export law were enacted in November 1997 which we believe ensure that our sourcing area will be renewed. However, there can be no assurance of this.


ENCUMBRANCES
------------

     Under the terms of our debt agreements, we have agreed not to pledge, assign or transfer timberlands, except under limited circumstances. The holders of our First Mortgage Notes have a first mortgage lien on a significant portion of the Lumber and Panel Facilities. The corporation guarantees the First Mortgage Notes recorded on the books of the unconsolidated subsidiaries.

     The title to our timberlands generally includes substantially all the related hard rock mineral interests. However, we did not obtain the hard rock mineral interests to a significant portion of the 865,000 acres of Montana timberland purchased in 1993. In addition, we do not own oil and gas rights to the majority of our timberlands. Title to the timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, cemeteries, camping sites, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the timberlands or materially restrict the harvesting of timber or other operations.


EMPLOYEES
---------

     We currently have approximately 544 salaried and 1,781 hourly employees. Most of the employees work for one of the unconsolidated subsidiaries. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. Hourly employees (186 employees) at the Huttig, Arkansas lumber mill participate in the UBC Southern Council of Industrial Workers, Local Union No. 2346. A one-year agreement has been reached with the union, effective upon execution by the union. The union is in the process of obtaining the necessary signatures at this time. The majority of the harvesting and delivery of logs for the unconsolidated subsidiaries are conducted by independent contractors who are not our employees.


ITEM 2. PROPERTIES
------------------

     We believe that our Northern and Southern timberlands and lumber and panel facilities are suitable and adequate for current operations. The lumber and panel facilities are owned and are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the lumber and panel facilities are modern, state-of-the-art facilities. Substantially all of the lumber and panel facilities are operated at or near maximum capacity year round. See Item 1. Business for discussion of the location and description of properties and encumbrances related to properties.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     There is no pending or threatened litigation involving the corporation that we believe would have a material adverse effect on the corporation's financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     Executive officers are elected annually at the first quarterly meeting of the board of directors following the annual meeting of stockholders.

                                                                       Officer
Name                    Age    Office (g)                               Since
----                    ---    ----------                              -------
Rick R. Holley (a)      48     President and Chief Executive Officer    1989
Charles P. Grenier (b)  50     Executive Vice President                 1989
William R. Brown (c)    48     Executive Vice President and Chief       1995
                                 Financial Officer
Michael J. Covey (d)    42     Vice President, Resources                1998
Barbara L. Crowe (e)    49     Vice President, Human Resources          1997
James A. Kraft (f)      44     Vice President, General Counsel and      1989
                                 Secretary

(a) Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

(b) Served since January 1994 as Executive Vice President. Mr. Grenier was Vice President, Rocky Mountain Region from 1989 to December 1993.

(c) Served since May 1999 as Executive Vice President and Chief Financial Officer. Mr. Brown was Vice President, Strategic Business Development from January 1998 to May 1999, Vice President, Resource Management from February 1995 to January 1998, and Director, Planning from August 1990 to February 1995.

(d) Served since January 1998 as Vice President, Resources. Mr. Covey was the General Manager, Rocky Mountain Timberlands from August 1996 to January 1998, Director of Operations, Rocky Mountain Region from June 1995 to August 1996, and Plant Manager, Ksanka Sawmill from August 1992 to June 1995.

(e) Served since April 1997 as Vice President, Human Resources. From October 1995 through March 1997, Ms. Crowe was Vice President, Human Resources for Weight Watchers Gourmet Food Co., a subsidiary of the H.J. Heinz Company. From November 1991 through September 1995, Ms. Crowe worked in Human Resources at Ore-Ida Foods, Inc., a subsidiary of the H.J. Heinz Company, first as Manager, then as General Manager.

(f) Served since April 1996 as Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993

(g) Since July 1, 1999 the listed individuals have served as officers of Plum Creek Timber Company, Inc. Prior to the REIT conversion, the listed individuals served as officers of the general partner of Plum Creek Timber Company, L.P. or the predecessor of the general partner. There are no family relationships among them.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
-------------------------------------------------
AND RELATED STOCKHOLDER MATTERS
-------------------------------

     Plum Creek Timber Company, Inc.'s common stock is traded on the New York Stock Exchange and the Pacific Exchange. As of February 15, 2000, there were approximately 63,589 beneficial owners of 69,206,575 outstanding shares.

     Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash distribution information for 1999 and 1998, are as follows:




       1999               1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
       ----               --------     --------     --------     --------

       High              $ 29 7/16    $ 32 1/8     $ 31 7/8     $ 29 1/2

       Low                 25 1/2       25 3/4       26 1/8       23 13/16

Cash distribution        $  0.57      $  0.57      $  0.57      $  0.57
per Share or Unit


       1998               1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
       ----               --------     --------     --------     --------

       High              $ 34 7/8     $ 34 1/4     $ 31         $ 28 3/4

       Low                 30           28 3/16      24 1/2       25

Cash distribution        $  0.57      $  0.57      $  0.57      $  0.57
per Unit


     Cash dividends are determined by our board of directors. Future dividends will be determined by our board of directors, in its sole discretion, based on our results of operations, cash flow and capital requirements, economic conditions, tax considerations and other factors, including harvest levels and future acquisitions. In addition, our debt agreements have certain restrictive covenants limiting the amount of cash dividends.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                          1999(1)(2)   1998(3)     1997      1996(4)      1995
                          ----------   -------     ----      -------      ----
For the year:
(In millions, except per
Share/Unit):
  Revenues                $  460.6   $  699.4   $  725.6   $  633.7   $  585.1
  Depreciation, Depletion
    and Amortization          59.7       69.3       70.2       56.9       54.1
  Operating Income           146.4      141.1      173.3      165.0      159.0
  Income before Cumulative
    Effect of Accounting
    Change                   113.4       75.4      111.7      223.6      110.7
  Cumulative Effect of
    Accounting Change         12.2
  Net Income                 125.6       75.4      111.7      223.6      110.7
  Capital Expenditures (5)    25.6       64.3       28.3       19.3       30.7
  Net Cash Provided by
    Operations               138.0      164.0      190.0      171.9      165.2
  Income before Cumulative
    Effect of Accounting
    Change per Share/Unit     1.72       0.90       1.72       4.71       2.17
  Net Income per Share/Unit   1.94       0.90       1.72       4.71       2.17
  Cash Distributions
    Declared per  Share/Unit  2.28       2.28       2.20       2.02       1.96


Pro forma amounts, assuming the
change in accounting was applied
retroactively:


Net Income                   113.4       77.2      112.9      224.7      112.5
  Net Income Allocable to
    Common Stockholders/
    Unitholders               96.3       43.5       81.0      197.0       90.0
  Net Income per Share/Unit   1.72       0.94       1.75       4.73       2.22


At year end (in millions):
  Working Capital             59.1      129.6      158.3      153.0      111.5
  Total Assets             1,250.8    1,438.2    1,330.9    1,336.4      826.1
  Total Debt                 649.1      961.0      763.4      780.8      531.4
  Stockholders' Equity/
    Partners' Capital (6)    533.0      405.4      470.3      491.6      233.9


Operating Data:
  Northwest Timberlands
    Fee Timber Harvested
    (M Cunits) (7)             987      1,048      1,091      1,234      1,195
  Southern Timberlands Fee
    Timber Harvested
    (M Cunits)                 697        764        799        127
  Northeastern Timberlands
    Fee Timber Harvested
    (M Cunits) (7)             404         44
  Lumber Production (MMBF)     743        635        582        461        433
  Plywood Production (MMSF)
    (3/8" basis)(8)            337        323        312        297        294
  MDF Production (MMSF)
    (3/4" basis)               136        132        127        113        102

(1) Revenues; Depreciation, Depletion and Amortization; Operating Income; Capital Expenditures; Net Cash Provided by Operations; Working Capital; Total Assets and Total Debt are not comparable with the prior years as a result of the July 1, 1999, REIT conversion. See Note 1 of the Notes to Financial Statements.
(2) During 1999 the corporation changed its accounting policy for reforestation costs. See Note 1 of the Notes to Financial Statements.
(3) Results include the impact of an acquisition of 905,000 acres of timberland in Maine from November 12, 1998.
(4) Included in 1996 results of operations was a gain of $105.7 million related to the sale of 107,000 acres of timberlands in northeast Washington and northern Idaho and the impact from that sale from October 12, 1996. Results also include the impact of the acquisition from Riverwood International Corporation of 538,000 acres of timberland and related assets in Louisiana and Arkansas from October 19, 1996.
(5) Does not include $181.1 million related to the Maine acquisition in 1998 or $560.7 million related to the Southern Region acquisition in 1996.
(6) The partnership issued 5.7 million units during 1996 for net proceeds of $144.3 million. The corporation issued 5.75 million shares during the fourth quarter of 1999 for net proceeds of $141.7 million.
(7) Historical data has been converted from MMBF in the Northwest and M Tons in the Northeast to M Cunits for comparability.
(8) Does not include 111 MMSF in 1998, 200 MMSF in 1997 and 37 MMSF in 1996, related to production at the Joyce, Louisiana, plywood facility which was closed in July 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Forward-Looking Statements
--------------------------

     This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, which are generally identified by words such as "may," "should," "seeks," "believes," "expects," "intends," "estimates," "projects," "strategy" and similar expressions or the negative of those words. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the statements. These risks and uncertainties, many of which are not within the corporation's control, include, but are not limited to, the cyclical nature of the forest products industry, our ability to harvest our timber, our ability to execute our acquisition strategy, and regulatory constraints. These risks are detailed from time to time in our Securities and Exchange Commission filings. Forward-looking statements speak only as of the date made, and neither the company nor its management undertakes any obligation to update or revise any forward-looking statements. It is likely that if one or more of the risks and uncertainties materializes, the current expectations of the corporation and its management will not be realized.


Overview
--------

     REIT CONVERSION. On July 1, 1999, Plum Creek Timber Company, L.P., the former partnership and registrant, converted from a master limited partnership to a Real Estate Investment Trust (REIT) in the form of a corporation. In order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate subsidiaries. Following the transfers, Plum Creek Timber Company, Inc., the new corporation and successor registrant, is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through a combination of preferred stock and nonvoting common stock. The remaining 1% of the economic value and 100% of the voting control of the manufacturing and harvesting subsidiaries are owned by four individuals who are also officers of the corporation.

     The corporation's financial statements reflect the deconsolidation of the manufacturing and harvesting operations along with some higher and better use land sales effective July 1, 1999. Therefore, the financial statements for the year ending December 31, 1999, are not comparable to prior period financial statements. However, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," the corporation has the same five reportable business segments as the former registrant. Furthermore, the segment disclosure has been prepared on a basis consistent with that of the partnership. See Notes 1, 5, 8, 9 and 12 of the Notes to Financial Statements for further discussion of how the financial statements have been impacted by the REIT conversion.

     NON-RECURRING ITEMS. During 1999 we had the following unusual items which impacted our results of operations:

     1. Income Tax Benefit. In connection with the REIT conversion, a one-time income tax benefit of approximately
     $14.0 million was recorded by the corporation for the net temporary differences associated with the assets and liabilities transferred to the unconsolidated subsidiaries. See Note 1 of the Notes to Financial
     Statements.

     2. Accounting Method Change. We changed our accounting policy with respect to reforestation costs and other costs associated with the planting and growing of trees. The cumulative effect of the accounting method change increased 1999 net income by $12.2 million. Furthermore, 1999's operating income increased by $2.9 million as a result of the accounting method change. See Notes 1 and 14 of the Notes to Financial Statements.

     3. REIT Conversion Costs. In connection with the REIT conversion, we incurred $5.1 million of reorganization costs in 1999 and $4.8 million in 1998. See Note 1 of the Notes to Financial Statements.

     4. Land Exchange. In our Cascade Region, we received 11,586 acres of timberlands plus $4.3 million of cash from the United States Forest Service in exchange for 31,713
     acres of timberlands.   The cash portion of this exchange
     resulted in a non-operating income gain of $3.6 million. See Note 9 of the Notes to Financial Statements.


Events and Trends Affecting Operating Results
---------------------------------------------

     MARKET FORCES. The demand for logs and manufactured wood products depends upon international and domestic market conditions, the value of the United States dollar in foreign exchange markets, competition, the availability of substitute products and other factors. In particular, the demand for logs, lumber, plywood and medium density fiberboard is affected by residential and industrial construction, and repair and remodel activity. These activities are subject to fluctuations due to changes in economic conditions, tariffs, interest rates, population growth and other economic, demographic and environmental factors. Additionally, the demand for logs is impacted by the demand for wood chips in the pulp and paper markets.

     CURRENT MARKET CONDITIONS. Prices for domestic logs in our Cascade Region increased in 1999 by 10% from 1998 levels, primarily due to strong lumber markets and the redirection of export logs to the domestic market as a result of a weak Japanese economy. Prices for domestic logs in our Rocky Mountain Region improved modestly in 1999 compared to 1998 prices, primarily due to favorable lumber markets and a declining supply of logs in the region. The supply of logs in the Rocky Mountain Region has decreased due to the continued reduction in Federal and state timber sales. Pulp log and chip prices in the Northwest remained weak during 1999, primarily due to the abundant supply of chips as a result of strong lumber and plywood production. Prices for sawlogs and pulp logs in our Northeast Region generally remained weak during 1999, primarily due to the abundant supply of logs as a result of favorable weather-related harvesting conditions. Domestic log prices in the Southern Region for 1999 were 12% lower than 1998 prices, and pulp log prices decreased by 7% compared to 1998 prices. The decrease in Southern log prices was primarily due to the abundant supply of logs throughout the region. The supply of logs increased primarily due to exceptionally favorable harvesting conditions as result of unusually dry weather conditions during most of 1999.

     Export log prices for the Cascade Region in 1999 were comparable to 1998 prices. Demand for export logs during 1999 remained flat primarily due to a weak Japanese economy and low consumer confidence in that country. Japanese housing starts in 1999 of 1.2 million were comparable to the number of housing starts in the prior year.

     Composite indices for commodity lumber prices were 15% higher in 1999 than in 1998, primarily due to the strong demand for lumber as a result of a robust United States economy and strong consumer confidence. United States housing starts for 1999 were at the highest level since 1986. Lumber prices in the Southern United States during 1999, however, improved only moderately over the prior year. The limited price improvement in the South was primarily due to the region's record lumber production during 1999 and the greater use of Western species versus Southern Yellow Pine in the housing sector. Board prices during 1999 strengthened over the prior year primarily due to the robust United States economy, strong repair and remodeling activity, and a declining supply of boards. The supply of boards has decreased as a result of European producers shifting their production to dimension lumber.

     Composite indices for commodity plywood prices were 21% higher in 1999 than in 1998, primarily due to strong United States building activity, low field inventories, rising oriented strand board prices and several plywood mill closures. Industrial and specialty-grade plywood prices also improved in 1999 compared to 1998, primarily due to a strong United States economy, low interest rates and favorable demographics. However, commodity and industrial plywood prices declined sharply during the fourth quarter of 1999. The fourth quarter price decline was primarily due to the seasonal slowdown in building activity and an excess supply of plywood in the market. Oriented strand board sales now account for over 50% of the structural panel market. Fourth quarter 1999 commodity plywood prices were comparable to commodity plywood prices during the fourth quarter of 1998.

     Medium density fiberboard prices improved by 6% in 1999 over 1998 prices, primarily due to demand outpacing supply. North American annual consumption continues to rise at a rate of about 12%, largely due to increased acceptance in a wide range of existing and new applications. At the same time, North American medium density fiberboard production growth has slowed as a result of recently constructed mills now being at or near full capacity.

     COMPARABILITY OF FINANCIAL STATEMENT PERIODS. The corporation has pursued and will continue to pursue the acquisition of additional timberlands to increase inventories of fee timber. On November 12, 1998, the corporation completed the acquisition of 905,000 acres in Maine. On October 18, 1996, the corporation completed the acquisition of approximately 529,000 (plus 9,000 acres of leased land) acres in Louisiana and Arkansas. The corporation may also, from time to time, sell timberlands and facilities if attractive opportunities arise. On January 14, 2000, we sold approximately 90,000 acres of timberlands near St. Maries, Idaho. Accordingly, the comparability of periods covered by the corporation's financial statements is, and in the future may be, affected by the impact of acquisitions and divestitures.

     HARVEST PLANS. We determine our annual roundwood (sawlogs and pulpwood) harvesting plans based on a number of factors. At the stand level, ranging in size from 10 to 200 acres, we consider the age, size, density, health and economic maturity of the timber. A stand is a continuous block of trees of a similar age, species mix and silvicultural regime. At the forest level, ranging in size from 240,000 to 760,000 acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, a forest's progression from an unmanaged to a managed forest, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands.

     Active forest management involves the conversion of a forest from an unmanaged to a managed state. An unmanaged forest is made up largely of mature and over-mature stands of timber which are growing slowly, both in terms of volume and value. In a managed forest, there exists a range of age classes, from recently planted stands to economically mature stands. The conversion of a forest from an unmanaged to a managed state can take from one to two forest generations, or rotations. Toward the end of the initial conversion process, a decline in the inventory volume is normal as the harvest of mature and over-mature stands ends, and the younger, faster growing stands have yet to reach final harvest age.

     Harvest levels in the Rocky Mountain Region, after adjusting for the January 14, 2000, disposition of approximately 90,000 acres near St. Maries, Idaho, were 652,000 cunits in 1998 and 653,000 cunits in 1999. Harvest levels in 2000 are expected to decline by 4% compared to the adjusted 1999 harvest. (Actual, non-adjusted harvest levels in the Rocky Mountain Region were 715,000 cunits in 1998 and 706,000 cunits in 1999.) Beyond 2000, we expect harvest levels to decline moderately as the process of converting slower growing forests to younger, more productive stands nears completion.

     Harvest levels in the Cascade Region (including sawlogs and pulpwood) were 333,000 cunits in 1998 and 281,000 cunits in 1999. Harvest levels in 2000 are expected to decline by 5% compared to 1999. Beyond 2000, we expect harvest levels to continue to decline for the foreseeable future as the conversion of slower growing forests to younger, more productive stands is completed.

     Harvest levels in the Northeast Region were 404,000 cunits in 1999, and are anticipated to approximate this level for the foreseeable future. The Northeast Region's forests are in a managed state where the acreage is relatively evenly distributed among age classes, and harvest levels approximate growth rates.

     Harvest levels in the Southern Region were 764,000 cunits in 1998 and 697,000 cunits in 1999. Harvest levels in 2000 are expected to decline by 8% compared to the 1999 harvest level. During 1999, we substantially completed both the conversion of mature second growth pine timberlands into intensively managed pine plantations and the acceleration of thinning operations to improve growth rates. As a result, the corporation anticipates moderate declines in harvest levels through 2003. Thereafter, harvest levels are expected to gradually increase as we benefit from faster growing, intensively managed plantations.

     Actual harvest levels may vary from planned levels due to log demand, sales prices, the availability of timber from other sources, the availability of legal access, and other factors that may be outside of our control. We believe that our harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs and lumber in order to minimize the variance to planned harvest levels.

     SMURFIT STONE CONTAINER CORPORATION. A substantial portion of our wood chips derived from the manufacturing lumber and plywood operations in the Rocky Mountain Region were sold to Smurfit Stone Container Corporation under a long-term supply agreement. This agreement generally provided for market-based pricing for residual wood chips, subject to certain minimum and maximum prices until December 31, 1999. If market prices for chips remain at current levels, which are below the minimum level previously set by the supply agreement, annual operating income related to sales of residual wood chips will be reduced by approximately $11 million starting in the year 2000. The actual impact will depend on future market prices.


Results of Operations
---------------------

     The following table compares operating income by segment for the years ended December 31:

         Operating Income by Segment
               (In Thousands)


                                          1999          1998          1997
                                          ----          ----          ----
     Northern Resources              $    90,712   $    73,715   $    98,792
     Southern Resources                   37,117        53,568        54,313
     Lumber                               23,274         2,599        34,667
     Panel                                26,491        14,360         8,462
     Land Sales                           19,846        26,598        13,963
     Other                                  -           (2,247)       (1,152)
                                      -----------   -----------   -----------
     Total Segment Operating Income      197,440       168,593       209,045
     Other Costs & Eliminations          (21,701)      (27,506)      (35,764)
                                      -----------   -----------   -----------
     Total Combined Operating Income     175,739       141,087       173,281
     Less Operating Income recognized
       by Unconsolidated Subsidiaries    (29,315)
                                      -----------   -----------   -----------
     Operating Income                 $   146,424   $   141,087   $   173,281
                                      ===========   ===========   ===========

     The accounting policies of the segments are substantially the same as those described in Note 1 of the Notes to Financial Statements. For segment purposes, however, inventories are stated at the lower of average cost or market on the first-in, first-out method. The difference in computing cost of goods sold under the last-in, first-out and first-in, first-out methods is included in "Other Costs & Eliminations."


1999 Compared to 1998
---------------------

     NORTHERN RESOURCES SEGMENT. Revenues increased by $41.6 million, or 17%, to $291.9 million in 1999, compared to $250.3 million in 1998. This increase was primarily due to $46.4 million of additional revenue as a result of our Maine acquisition in November 1998 and higher domestic log prices in both the Rocky Mountain and Cascade Regions, offset in part by lower harvest levels in the Cascade Region and lower export log sales to Japan. Domestic log prices in the Cascade Region increased by 10%, primarily due to continued strong building activity in the United States and the selling of export quality logs to domestic mills. Domestic log prices in the Rocky Mountain Region increased by 3%, primarily due to the limited supply of logs in the region as a result of declining Federal and state timber sales and strong building activity. Harvest levels (both export and domestic sawlogs) in the Cascade Region decreased by 16%, primarily due to planned harvest reductions. Furthermore, export log sales volume decreased by 23%, primarily due to the weak Japanese economy, increased availability of substitute products (e.g., Russian logs and European lumber) and the diversion of export quality logs to the stronger domestic market.

     Northern Resources Segment operating income was 31% of its revenues for 1999 and 29% for 1998. Northern Resources Segment costs and expenses increased by $24.6 million, or 14%, to $201.2 million in 1999, compared to $176.6 million in 1998. This increase was primarily due to $34.4 million of additional costs as a result of the Maine acquisition, offset in part by lower harvest levels in the Cascade Region and a $2.2 million decline in reforestation expenses as a result of our change in accounting for reforestation costs.

     SOUTHERN RESOURCES SEGMENT. Revenues decreased by $19.2 million, or 16%, to $99.2 million in 1999, compared to $118.4 million in 1998. This decrease was primarily due to lower sawlog and pulp log prices and lower pulp log sales volume. Sawlog prices decreased by 12%, primarily due to an abundant supply of logs throughout the region and a higher percentage of smaller logs. Log sizes declined in 1999 due to the near completion by the end of 1998 of the conversion of our mature second growth pine timberlands into intensively managed pine plantations. Pulp log sales volume decreased by 14%, primarily due to a planned reduction in harvest levels as a result of the near completion of accelerated thinning operations to improve growth rates. Pulp log prices decreased by 7%, primarily due to an abundant supply of wood fiber and weak paper markets.

     Southern Resources Segment operating income was 38% as a percentage of its revenues for 1999 and 45% for 1998. This decline was primarily due to lower sawlog and pulp log prices. Southern Resources Segment costs and expenses decreased by $2.7 million, or 4%, to $62.1 million in 1999, compared to $64.8 million in 1998, primarily due to lower pulp log sales volume.

     LUMBER SEGMENT. Revenues increased by $61.8 million, or 22%, to $343.4 million in 1999, compared to $281.6 million in 1998. Excluding the incremental increase in revenues of $14.7 million related to the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, revenues increased by $47.1 million. This increase was primarily due to a 12% increase in lumber sales volume and a 7% increase in Northwest lumber prices. Lumber sales volume increased primarily due to a 51% increase in production volume at our Joyce, Louisiana sawmill and a 12% increase in production volume at our Pablo, Montana sawmill as a result of mill reconfiguration projects. Northwest lumber prices increased primarily due to the robust United States economy and strong housing starts. Northwest board prices were also favorably impacted by a temporary reduction of European board imports into the United States.

     Lumber Segment operating income was 7% as a percentage of its revenues for 1999 and 1% for 1998. This increase was primarily due to higher Northwest lumber prices and lower Southern log costs. Lumber Segment costs and expenses increased by $41.1 million, or 15%, to $320.1 million in 1999, compared to $279.0 million in 1998. Excluding the incremental increase in expense of $13.8 million related to the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, expenses increased by $27.3 million. This increase was primarily due to increased lumber sales volume, offset in part by lower log costs in our Southern Region.

     PANEL SEGMENT. Revenues increased by $18.0 million, or 12%, to $172.6 million in 1999, compared to $154.6 million in 1998. This increase was primarily due to higher plywood prices and a 3% increase in plywood sales volume. Plywood prices increased by 10% primarily due to the robust United States economy and strong building activity. During the second and third quarters of 1999, commodity plywood prices reached record high levels due to low field inventories and exceptionally strong building activity.

     Panel Segment operating income was 15% as a percentage of its revenues for 1999 and 9% for 1998. This increase was primarily due to higher plywood prices. Panel Segment costs and expenses increased by $5.8 million, or 4%, to $146.1 million in 1999, compared to $140.3 million in 1998. This increase was primarily due to a 3% increase in plywood sales volume and a 4% increase in plywood production costs. Plywood production and related costs were increased to capture additional profits associated with record high plywood prices.

     LAND SALES SEGMENT. Revenues decreased by $9.1 million, or 28%, to $23.7 million in 1999, compared to $32.8 million in 1998. This decrease was primarily due to 12,236 acres of higher and better use lands being sold during 1999, compared to 14,710 acres in 1998.

     Land Sales Segment operating income was 84% as a percentage of its revenues for 1999 and 81% for 1998. Land Sales Segment costs and expenses decreased by $2.4 million, or 39%, to $3.8 million in 1999, compared to $6.2 million in 1998, as a result of decreased sales.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased combined operating income by $21.7 million in 1999, compared to a decrease of $27.5 million in the 1998. The change of $5.8 million was primarily due to lower corporate overhead, offset in part by a decline in the amount of intercompany log profit recognized. Corporate overhead decreased by $12.3 million during 1999, primarily due to $11.4 million of expense recorded in 1998 related to long-term incentive plans for which no expense was incurred in 1999. Deferred intercompany log profit of $0.4 million was recognized during 1999, compared to $6.2 million during 1998. This decrease of $5.8 million was primarily due to the build-up of log inventories in the Southern Resources Segment in the fourth quarter of 1997 and the subsequent processing of these logs in the first quarter of 1998. Similar log inventories were not built up during the fourth quarter of 1998. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized.

     Interest expense increased by $2.9 million, or 5%, to $63.5 million for 1999, compared to $60.6 million for 1998. This increase was primarily due to the issuance of $177 million of senior notes in the fourth quarter of 1998 to finance our Maine timberland acquisition, offset in part by the $170.1 million of debt transferred on July 1, 1999, to the unconsolidated subsidiaries in the REIT conversion.

     The income allocated to the general partner decreased by $16.5 million to $17.2 million for 1999, compared to $33.7 million for 1998. This decrease was primarily due to the elimination of the general partner interest on July 1, 1999, as a result of the REIT conversion. See Note 1 of the Notes to Financial Statements. Prior to July 1, 1999, net income was allocated to the general partner based on 2% of the partnership's net income (after adjusting for the incentive distribution), plus the incentive distribution.


1998 Compared to 1997
---------------------

     NORTHERN RESOURCES SEGMENT. Revenues decreased by $23.6 million, or 9%, to $250.3 million in 1998, compared to $273.9 million in 1997. This decrease was primarily due to declining harvest levels in the Cascade Region, lower Rocky Mountain and Cascade Regions domestic log prices, lower export log prices and the redirection of export quality logs to the domestic market, offset in part by $5.8 million of additional revenues as a result of our acquisition in Maine. An approximate 15% planned decline in the sawlog harvest level in the Cascade Region decreased revenue by approximately $13 million. Rocky Mountain Region domestic prices decreased by 4% and Cascade Region decreased 13% compared to 1997, primarily as a result of weak lumber markets and an excess supply of logs. Export prices decreased by 16%, and approximately 35% of export quality logs were redirected to the domestic market, primarily due to a decline in Japanese demand for logs.

     Northern Resources Segment operating income was 29% as a percentage of its revenues for 1998 and 36% for 1997. This decrease is primarily due to the decline in domestic and export log prices and the redirection of export quality logs to the domestic market. Northern Resources Segment costs and expenses increased by $1.5 million, or 1%, to $176.6 million in 1998, compared to $175.1 million in 1997. This increase was primarily due to $4.5 million of additional costs as a result of our acquisition in Maine, offset in part by a decrease in harvesting costs in the Cascade Region as a result of reduced harvest levels.

     SOUTHERN RESOURCES SEGMENT. Revenues decreased by $0.7 million, to $118.4 million in 1998, compared to $119.1 million in 1997. This decrease is primarily due to a 7% decline in Southern domestic log sales volume, offset in part by slightly higher Southern pulp log prices and increased in-woods chipping operations.

     Southern Resources Segment operating income was 45% as a percentage of its revenues for 1998 and 46% for 1997. Southern Resources Segment costs and expenses remained flat year to year, with $64.8 million of costs and expenses in each of 1998 and 1997.

     LUMBER SEGMENT. Revenues decreased by $13.2 million, or 4%, to $281.6 million in 1998, compared to $294.8 million in 1997. Excluding revenues associated with the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, 1998 revenues decreased by $29.4 million, or 10%, to $265.4 million, compared to $294.8 in 1997. This decrease was primarily due to lower Northwest and Southern lumber prices, offset in part by increased Southern lumber sales volume. Northwest lumber prices decreased 12% and Southern lumber prices decreased 13% compared to 1997, primarily due to the worldwide overproduction of lumber resulting from weak Asian demand. Southern lumber sales volume increased by 4% compared to 1997, primarily due to the processing of additional logs following the July 1998 Southern plywood facility closure.

     Lumber Segment operating income was 1% as a percentage of its revenues for 1998 and 12% for 1997. This decrease is primarily due to the severe decline in Northwest and Southern lumber prices. Lumber Segment costs and expenses increased by $18.8 million, or 7%, to $279.0 million in 1998, compared to $260.2 million in 1997. This increase was primarily due to $15.7 million of additional operating costs related to the acquisition of the Meridian, Idaho remanufacturing facility and increased Southern lumber sales volume.

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

     Panel Segment operating income was 9% as a percentage of its revenues for 1998 and 6% for 1997, primarily due to lower MDF raw material costs and higher plywood prices. Panel Segment costs and expenses decreased by $0.9 million, or 1%, to $140.3 million in 1998, compared to $141.2 million in 1997. This decrease was primarily due to reduced MDF raw material costs, offset in part by increased MDF and plywood sales volume.

     LAND SALES SEGMENT. Revenues increased by $14.9 million, or 83%, to $32.8 million in 1998, compared to $17.9 million in 1997. This increase was primarily due to two large land sales consummated in the fourth quarter of 1998 for total proceeds of $17.7 million.

     Land Sales Segment operating income was 81% as a percentage of its revenues for 1998 and 78% for 1997. Land Sales Segment costs and expenses increased by $2.3 million, or 59%, to $6.2 million in 1998, compared to $3.9 million in 1997, primarily due to additional sales.

     Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased operating income by $27.5 million in 1998, compared to $35.8 million in 1997. The change in Other Costs and Eliminations of $8.3 million was primarily due to a decrease in the deferral of intercompany log profit elimination, offset in part by increased corporate overhead. During 1998, intercompany log profit of $6.2 million was released while $7.8 million was deferred during 1997. The increase in operating income due to intercompany log profit was primarily due to the build-up of log inventories in Southern Resources in the fourth quarter of 1997 and the subsequent processing of these logs in the first quarter of 1998 during weather-related harvest restrictions. Similar log inventories were not built up during the fourth quarter of 1998. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties (at which time intercompany profit is recognized). The decrease in operating income due to corporate overhead was primarily due to achieving the fifth and final target under the Company's 1994 Long-Term Incentive Plan and Key Employee Long-Term Incentive Plan in April 1998. The expense related to these plans was approximately $13.3 million in 1998, compared to $7.8 million in 1997. A portion of the increase was offset by lower incentive compensation accruals due to lower earnings levels.

     Reorganization Costs of $4.8 million were costs associated with the conversion of the partnership to a REIT. See Note 1 of the Notes to Financial Statements. Reorganization Costs consist of fees for legal, investment banking and tax consultants, as well as printing and other related costs. Reorganization costs were expensed as incurred.

     The income allocated to the general partner increased by $1.8 million to $33.7 million for 1998, compared to $31.9 million for 1997, primarily due to higher quarterly distributions to unitholders. Net income was allocated to the general partner based on 2% of net income (adjusted for the incentive distribution), plus the incentive distribution. The general partner's incentive distribution was based on the number of outstanding units times a percentage of the per unit distribution paid to limited partners, which totaled $2.26 per unit for the year ended 1998, compared to $2.16 per unit for the year ended 1997.


Financial Condition and Liquidity
---------------------------------

     Net cash provided by operating activities totaled $138.0 million in 1999, $164.0 million in 1998 and $190.0 million in 1997. As a result of the REIT conversion, net cash provided by operating activities for 1999 is not comparable with net cash provided by operating activities in 1998 and 1997 because of the following:

--Substantially all of the working capital changes after the REIT conversion are reflected on the books of the unconsolidated subsidiaries. However, working capital changes will indirectly impact the corporation through advances to it from the unconsolidated subsidiaries.

--The corporation's share of equity earnings from the unconsolidated subsidiaries is not reflected in its net cash provided by operating activity until the earnings are distributed as either a preferred or common stock dividend. However, to the extent the unconsolidated subsidiaries have excess undistributed cash, these funds are reflected on the corporation's cash flow statement as interest-bearing advances from unconsolidated subsidiaries.

     Net cash provided by operating activites for 1999 was $26.0 million below the prior year despite an increase in net income of $50.2 million. Net cash provided by operating activites was lower primarily because the unconsolidated subsidiares did not distribute to the REIT their excess cash of approximately $33.5 million. Additionally, the higher net income for 1999 included significant non-cash items such as approximately $14.0 million related to a one-time income tax benefit and approximately $12.2 million related to the accounting method change. Furthermore, an unfavorable working capital variance of approximately $21.9 million reduced net cash provided by operating activites. The unfavorable working capital variance was primarily due to the funding in 1999 of the fifth and final target of a five year long-term incentive plan that vested on December 31, 1998, and to changes in inventory levels.

     Net cash provided by operating activities in 1998 was $26.0 million below the net cash provided by operating activities in 1997. The decrease was primarily due to lower net income of $36.3 million, offset in part by a favorable working capital variance of $5.9 million.

     We have an unsecured line of credit with a group of banks. Subject to customary covenants, the line of credit allows for borrowings from time to time of up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit. The line of credit matures on December 13, 2001, and bears a floating rate of interest. As of December 31, 1999, $77.0 million was outstanding with $148.0 million remaining available. As of January 4, 2000, we repaid the entire balance.

     On November 12, 1998, we acquired 905,000 acres of forest lands in central Maine from S.D. Warren Company for a total purchase price of $181.1 million. See Note 2 of the Notes to Financial Statements. The acquisition was financed with approximately $4.0 million in cash and the balance with unsecured promissory notes that were issued to the seller. The notes have an average maturity of approximately ten years. The face amount of the unsecured promissory notes totals $171.4 million, with the stated interest rates ranging from 7.62% to 7.83%. The fair market value of the notes at the time of issuance was $177.0 million, reflecting a note premium due to the notes' above market interest rates. See Note 6 of the Notes to Financial Statements.

     In November of 1999 the corporation issued 5,750,000 shares of common stock for proceeds of $141.7 million, net of issuance costs of $7.8 million. The proceeds were used to repay borrowings on our line of credit, with the excess invested in money market funds. The equity offering has improved our debt-to-equity ratio and gives us greater financial flexibility in pursuing our growth strategy.

     On January 14, 2000, we sold approximately 90,000 acres of timberlands and higher and better use lands near St. Maries, Idaho to Crown Pacific Limited Partnership for approximately $73 million. Proceeds from the sale will primarily be used to acquire additional timberlands or reduce our outstanding indebtedness. This sale of non-strategic timberlands provides us greater financial flexibility in pursuing our growth strategy.

     Our borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the incurrence of indebtedness. In addition, the line of credit requires the maintenance of an interest coverage ratio. We were in compliance with these debt covenants as of December 31, 1999.

     We will distribute $0.57 per share with respect to the fourth quarter of 1999. The dividend will be paid on February 29, 2000, to shareholders of record on February 16, 2000. Future dividends will be determined by our board of directors, in its sole discretion, based on our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions and other factors, including harvest levels and future acquisitions. Our debt agreements restrict distributions to stockholders based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves and capital expenditures and principal payments on indebtedness that are not financed.

     Cash required to meet our quarterly cash dividends, capital expenditures and principal and interest payments will be significant. Management believes that cash on hand, cash flows from continuing operations and borrowings under our line of credit will be sufficient to fund planned capital expenditures, dividends, and interest and principal payments for the next 12 months.

     The corporation's capital expenditures for 1999, excluding the $3.3 million non-cash purchase of timberlands, totaled $25.6 million, compared to $64.3 million for 1998 and $28.3 million for 1997. The amount for 1998 does not include $181.1 million related to the acquisition of timberlands in Maine. After the July 1, 1999 REIT conversion, capital expenditures for the manufacturing operations are reflected on the books of the unconsolidated subsidiaries.

     Capital expenditures for 1999 include $18.6 million for our timberland operations and $7.0 million for our manufacturing operations prior to the REIT conversion. Capital expenditures for our timberlands are primarily for logging roads, reforestation costs and other costs associated with the planting and growing of trees. Capital expenditures for 1999 include $5.5 million of costs that were previously expensed under our prior accounting policy for reforestation costs. See Note 1 of the Notes to Financial Statements. Capital expenditures for our manufacturing facilities for the six months ended June 30, 1999 include $5 million of costs associated with the reconfiguration of our Joyce, Louisiana sawmill as well as additional equipment and upgrades for our other manufacturing facilities. Capital expenditures for our unconsolidated subsidiaries for the six months ended December 31, 1999, totaled $4.4 million.

     Planned capital expenditures for the corporation during 2000 are expected to be $25 million and are primarily for logging roads, reforestation and other costs associated with the planting and growing of trees. Approximately $9 million of these capital expenditures would have been expensed under our prior accounting policy for reforestation costs. Planned capital expenditures for the unconsolidated subsidiaries during 2000 are expected to be approximately $50 million. Year 2000 capital expenditures include $40 million toward construction of a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana. Total construction costs for the new production line are expected to be $69 million plus approximately $6 million in capitalized interest. It is expected to be operational by the end of 2001. The remaining $10 million of capital expenditures for the unconsolidated subsidiaries is for additional equipment and upgrades for our other manufacturing facilities.


Other Information
-----------------

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement 133." SFAS 133 establishes a new model for accounting for derivatives and hedging activities. The implementation is required for financial statements issued for periods beginning after June 15, 2000. Earlier application is permitted. Adoption of this standard is not expected to have a material impact on the corporation's financial position, results of operations or cash flows.


ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------

     Approximately $742 million of the long-term debt of the corporation and the unconsolidated subsidiaries bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. Approximately $170.1 million of the long-term debt is recorded on the books of the unconsolidated subsidiaries. The corporation's operating partnership guarantees the long-term debt of the unconsolidated subsidiaries. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999, was LIBOR plus .40% (8.3%), however, this rate could range from LIBOR plus 0.35% to LIBOR plus 0.875% depending on our financial results.

December 31, 1999:

Long-term
debt,
including
current                                                                  Fair
portion       2000    2001    2002    2003    2004 Thereafter  Total    Value
------------------------------------------------------------------------------
Fixed rate
Debt        $27,392 $27,423 $27,458 $27,494 $27,533 $604,898 $742,198 $729,375
Avg.
interest
rate          8.9%    8.8%    8.7%    8.6%    8.5%     8.2%
Variable
rate debt(1)        $77,000                                   $77,000  $77,000


(1) As of January 4, 2000, the $77 million of variable rate debt was repaid.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

PLUM CREEK TIMBER COMPANY, INC.
     CONSOLIDATED / COMBINED STATEMENT OF INCOME

                                        Year Ended December 31,
                                    ------------------------------
                                       1999        1998        1997
                                    (REIT/MLP)     (MLP)       (MLP)
                                     --------       ---         ---
                                (In Thousands, Except Per Share / Unit)
Revenues.........................$   460,620  $   699,370  $   725,571
                                  ----------   ----------   ----------
Costs and Expenses:
  Cost of Goods Sold.............    285,822      505,366      503,259
  Selling, General and
    Administrative...............     28,374       52,917       49,031
                                  ----------   ----------   ----------
    Total Costs and Expenses.....    314,196      558,283      552,290
                                  ----------   ----------   ----------

Operating Income.................    146,424      141,087      173,281

Interest Expense.................    (63,456)     (60,622)     (60,364)
Interest Income..................      1,982        1,042        1,113
Gain (Loss) on Disposition of
  Assets - Net...................      3,697         (805)      (1,223)
Reorganization Costs.............     (5,053)      (4,763)         -
Other (Expense) Income - Net.....       (789)          14       (1,031)
                                  ----------   ----------   ----------

Income before Income Taxes,
  Equity in Earnings of
  Unconsolidated Subsidiaries
  and Preferred Stock Dividends
  and Cumulative Effect of
  Accounting Change..............     82,805       75,953      111,776

(Provision) Benefit for Income
  Taxes..........................     13,105         (517)         (80)
Equity in Earnings of
  Unconsolidated Subsidiaries
  and Preferred Stock Dividends..     17,522          -            -
                                  ----------   ----------   ----------

Income before Cumulative Effect
  of Accounting Change...........$   113,432  $    75,436  $   111,696

Cumulative Effect of Accounting
  Change.........................     12,169          -            -
                                  ----------   ----------   ----------
Net Income.......................$   125,601  $    75,436  $   111,696

General Partner Interest.........     17,162       33,713       31,918
                                  ----------   ----------   ----------
Net Income Allocable to Common
  Stockholders/Unitholders.......$   108,439  $    41,723  $    79,778
                                  ==========   ==========   ==========
Income Allocable to Common
  Stockholders/Unitholders per
  Share before Cumulative Effect
  of Accounting Change...........$      1.72  $      0.90  $      1.72
                                  ==========   ==========   ==========
Cumulative Effect of Accounting
  Change per Share...............$      0.22
                                  ==========
Net Income per Share/Unit........$      1.94  $      0.90  $      1.72
                                  ==========   ==========   ==========
Dividends Declared Per
  Share/Unit.....................$      2.28  $      2.28  $      2.20
                                  ==========   ==========   ==========
Weighted average number of
  Shares/Units outstanding-Basic
  and Diluted.................... 55,819,390   46,323,300   46,323,300
                                  ==========   ==========   ==========
Pro forma amounts, assuming the
  change in accounting was
  applied retroactively:

Net Income.......................$   113,432  $    77,223  $   112,937
                                  ==========   ==========   ==========
Net Income Allocable to Common
  Stockholders/Unitholders.......$    96,270  $    43,510  $    81,019
                                  ==========   ==========   ==========
Net Income per Share/Unit........$      1.72  $      0.94  $      1.75
                                  ==========   ==========   ==========
See accompanying Notes to Consolidated/Combined Financial Statements

         PLUM CREEK TIMBER COMPANY, INC.
       CONSOLIDATED/COMBINED BALANCE SHEET

                                             December 31,    December 31,
                                                 1999            1998
                                                (REIT)           (MLP)
                                                 ----             ---
                                                    (In Thousands)
ASSETS
Current Assets:
  Cash and Cash Equivalents..................$   115,389     $   113,793
  Accounts Receivable........................        828          32,007
  Inventories................................        -            55,963
  Timber Contract Deposits...................        -             2,647
  Investments in Grantor Trusts..............     13,721             -
  Other Current Assets.......................      3,378           6,053
                                              ----------      ----------
                                                 133,316         210,463

Timber and Timberlands - Net.................  1,010,524       1,030,484
Property, Plant and Equipment - Net..........      1,203         186,179
Investment in Unconsolidated Subsidiaries....    100,202             -
Other Assets.................................      5,511          11,117
                                              ----------      ----------
  Total Assets...............................$ 1,250,756     $ 1,438,243
                                              ==========      ==========

LIABILITIES
Current Liabilities:
  Current Portion of Long-Term Debt..........$     6,127     $    18,400
  Accounts Payable...........................      1,674          15,320
  Related Party Payables.....................     26,522             -
  Interest Payable...........................      9,623          10,964
  Wages Payable..............................        949          14,795
  Taxes Payable..............................      2,034           4,081
  Workers' Compensation Liabilities..........         26           1,550
  Liabilities Associated with Grantor Trust..     13,411             -
  Deferred Income............................      8,556             -
  Other Current Liabilities..................      5,282          15,766
                                              ----------      ----------
                                                  74,204          80,876

Long-Term Debt...............................    565,950         742,608
Line of Credit...............................     77,000         200,000
Workers' Compensation Liabilities............        225           7,495
Other Liabilities............................        330           1,849
                                              ----------      ----------
  Total Liabilities..........................    717,709       1,032,828
                                              ----------      ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL
Preferred Stock, $0.01 par value, authorized
  shares - 75 million, outstanding - none....        -               -
Common Stock, $0.01 par value, authorized
  shares - 300 million, outstanding
  - 68,572,009...............................        686             -
Special Voting Stock, $0.01 par value,
  convertible to common stock, authorized
  and outstanding - 634,566..................          6             -
Additional Paid-In Capital...................    522,244             -
Retained Earnings............................      9,586             -
Other Equity ................................        525             -
Limited Partners'Units.......................        -           406,857
General Partner..............................        -            (1,442)
                                              ----------      ----------
  Total Stockholders' Equity / Partners'
    Capital..................................    533,047         405,415
                                              ----------      ----------
  Total Liabilities and Stockholders' /
    Partners' Capital........................$ 1,250,756     $ 1,438,243
                                              ==========      ==========

See accompanying Notes to Consolidated / Combined Financial Statements


         PLUM CREEK TIMBER COMPANY, INC.
 CONSOLIDATED / COMBINED STATEMENT OF CASH FLOWS

                                        Year Ended December 31,
                                       1999        1998        1997
                                    (REIT/MLP)     (MLP)       (MLP)
                                     --------       ---         ---
                                             (In Thousands)
Cash Flows From Operating
  Activities:
Net Income.......................$   125,601  $    75,436  $   111,696
Adjustments to Reconcile Net
  Income to Net Cash Provided
  By Operating Activities:
  Depreciation, Depletion and
    Amortization.................     59,689       69,287       70,243
  Deferred Income Taxes..........    (14,030)         -            -
  Cummulative Effect of
    Accounting Change............    (12,169)         -            -
  (Gain) Loss on Asset
    Dispositions - Net...........     (3,697)         805        1,223
  Equity in Earnings of
    Unconsolidated Subsidiaries
    and Preferred Stock Dividends    (17,522)         -            -
  Preferred Stock Dividends......      7,838          -            -
  Working Capital Changes, net
    of effect of business
    acquisition and contribution
    to unconsolidated subsidiaries:
    Accounts Receivable..........    (12,369)      (3,309)      (5,001)
    Inventories..................      9,987        6,974       (5,072)
    Timber Contract Deposits and
      Other Current Assets.......     (4,675)         551       11,793
    Accounts Payable.............     (3,427)       2,330         (453)
    Deferred Income..............      8,556          -            -
    Wages Payable................     (1,651)      (2,361)       3,969
    Other Accrued Liabilities....     (7,178)       6,915          (21)
  Other..........................      3,041        7,376        1,599
                                  ----------   ----------   ----------
Net Cash Provided By Operating
  Activities.....................    137,994      164,004      189,976
                                  ----------   ----------   ----------
Cash Flows From Investing
  Activities:
  Business Acquisitions..........        -        (12,353)         -
  Additions to Properties........    (25,611)     (54,927)     (28,348)
  Proceeds from Asset
    Dispositions.................      4,460        1,457          917
  Investment in Unconsolidated
    Subsidiaries.................    (24,821)         -            -
  Advances/Distributions from
    Unconsolidated Subsidiaries..     58,365          -            -
  Other..........................     (1,371)         (11)        (649)
                                  ----------   ----------   ----------
Net Cash Provided By (Used In)
  Investing Activities...........     11,022      (65,834)     (28,080)
                                  ----------   ----------   ----------
Cash Flows From Financing Activities:
  Cash Distributions.............   (146,534)    (140,358)    (133,007)
  Retirement of Long-Term Debt...    (18,810)     (18,400)     (17,400)
  Borrowings on Line of Credit...    559,400      695,000      814,950
  Repayments on Line of Credit...   (682,400)    (656,000)    (814,950)
  Issuance of Common Stock-net...    141,707          -            -
  Other..........................       (783)         -            -
                                  ----------   ----------   ----------
Net Cash Used In Financing
  Activities.....................   (147,420)    (119,758)    (150,407)
                                  ----------   ----------   ----------
Increase (Decrease) In Cash
  and Cash Equivalents...........      1,596      (21,588)      11,489
Cash and Cash Equivalents:
  Beginning of Period............    113,793      135,381      123,892
                                  ----------   ----------   ----------
  End of Period..................$   115,389  $   113,793  $   135,381
                                  ==========   ==========   ==========
Supplementary Cash Flow Information
-----------------------------------
Cash paid during the year for:
  Interest-Net...................$    63,082  $    58,785  $    59,650
  Income Taxes-Net...............$       270  $       362  $       737

Noncash activities:
  Assets contributed to
    unconsolidated subsidiaries..$   291,513
  Liabilities contributed to
    unconsolidated subsidiaries..$   221,755
  Assets received related to
    the PCMC merger..............$    13,726
  Liabilities received related
    to the PCMC merger...........$    12,134
  Purchase accounting related
    basis step-up of assets......$     3,939
  Exchanges of timber and
    timberlands..................$     3,294
  Business acquisition...........             $   177,060
  Issuance of unsecured debt for
    business acquisition.........             $   177,060

See accompanying Notes to Consolidated / Combined Financial Statements


                       PLUM CREEK TIMBER COMPANY, INC.
             NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS


Note 1.  Accounting Policies
----------------------------

     Basis of Presentation. On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a corporation. Plum Creek Timber Company, Inc., the new Delaware corporation and successor registrant, will elect to be treated for Federal income tax purposes as a real estate investment trust or REIT. As part of the REIT conversion, Plum Creek Timber Company, L.P., ceased to exist.

     Prior to July 1, 1999, Plum Creek Timber Company, L.P., Plum Creek Manufacturing, L.P., and Plum Creek Marketing, Inc., owned, managed and operated approximately 3.2 million acres of timberland and eleven wood products conversion facilities in the Northwest, Southern and Northeastern United States. Plum Creek Timber Company, L.P. owned 98% of Plum Creek Manufacturing, L.P. and 96% of Plum Creek Marketing, Inc. Plum Creek Management Company, L.P., the general partner, managed all of the businesses and owned the remaining general partner interest of the manufacturing and 4% of marketing. As a part of the reorganization, Plum Creek Management Company, L.P. was merged into the corporation.

     The REIT conversion was accounted for as a reorganization of affiliated entities. Reorganization costs have been expensed in the period incurred and are reflected in a separate line item in the financial statements. In order to qualify as a REIT, substantially all of the assets and liabilities of the manufacturing operations, harvesting operations and some higher and better use lands (for use other than for forest management purposes) were transferred to several unconsolidated subsidiaries at their historical costs. The corporation's balance sheet does not separately reflect the assets and liabilities associated with the manufacturing and harvesting operations and some higher and better use lands. Instead, the book value of these assets, net of related liabilities, is reflected in the corporation's investment in nonvoting common stock and preferred stock of the unconsolidated subsidiaries.

     Following the REIT conversion, the corporation owns and manages approximately 3.2 million acres of timberlands in the Northwest, Southern and Northeastern United States, and the unconsolidated subsidiaries own and operate eleven wood product conversion facilities in the Northwest and Southern United States, as well as approximately 21,500 acres of higher and better use lands.

     As a part of the REIT conversion, the partnership's outstanding units were converted on a one-for-one basis into 46,323,300 shares of common stock of the corporation. Additionally, the equity interests of the partnership's general partner were converted into 16,498,709 shares of common stock and 634,566 shares of special voting stock. The special voting stock is convertible into common stock at the option of the holder on a one-for-one basis and is entitled to receive the same dividends as the common stock. The special voting stock is considered outstanding and is used in computing basic and diluted earnings per share.

    The corporation is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through a combination of preferred stock and nonvoting common stock. The remaining 1% of the economic value and 100% of the voting control of the manufacturing and harvesting subsidiaries are owned by four individuals who are also officers of the corporation. See Note 5 of the Notes to Financial Statements for summarized combined financial information of the unconsolidated subsidiaries.

     The financial statements of the corporation reflect the deconsolidation of the manufacturing and harvesting operations along with some higher and better use land sales which occurred on July 1, 1999, as part of the REIT conversion. The statements of income and cash flows for the year ended December 31, 1999 were prepared based on the partnership's basis of accounting for the first two quarters of 1999 and the corporation's basis of accounting for the third and fourth quarters of 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements of the corporation include the accounts of Plum Creek Timber Company, Inc. and its subsidiaries, including its operating partnership. Prior to the REIT conversion, the combined financial statements included all the accounts of the partnership, Plum Creek Manufacturing, L.P., and Plum Creek Marketing, Inc. All significant intercompany transactions have been eliminated in consolidation/combination. All transactions are denominated in United States dollars.

     EARNINGS PER SHARE. The corporation computes its earnings per share by dividing its net income by the weighted-average number of shares outstanding. For the year ended 1999, earnings per share is computed by dividing net income allocable to common stockholders by the weighted-average number of shares outstanding, which include the 17,133,275 shares issued to the partnership's general partner in the REIT conversion and the 5,750,000 million shares issued in connection with the October 28, 1999, equity offering. The partnership historically computed net income per unit by dividing the partnership's net income available to unitholders by the weighted-average number of limited partner units outstanding. Net income available to unitholders was equal to the partnership's net income less the income allocated to the general partner, which consisted of an incentive distribution allocation and 2% of earnings. Due to the incentive distribution, for any given level of net income, earnings per share reported by the corporation may be different than the per unit amounts historically reported by the partnership. The weighted-average number of shares (units) outstanding was 55,819,390 for the year ended December 31, 1999, and 46,323,300 for the years ended December 31, 1998 and 1997.

     REVENUE RECOGNITION. The corporation owns and manages timberlands and sells timber pursuant to timber cutting contracts. In order to meet REIT income qualification tests under the Internal Revenue Code, the corporation has entered into timber cutting contracts with the unconsolidated subsidiaries, and, unlike the partnership, the corporation does not recognize revenue from the harvesting and delivery of logs. Therefore, the corporation's revenues consist primarily of proceeds from timber cutting contracts, some land sales and other miscellaneous real estate related income. The corporation's revenues and associated expenses related to the timber cutting contracts are deferred until the timber (in the form of either whole logs, lumber, plywood or other wood products) is sold outside the unconsolidated subsidiaries. The corporation's sales of timberlands which have been identified as higher and better use lands are included in revenues when the sale is consummated. In addition, the consolidated financial statements of the corporation do not include the revenues associated with the manufacturing operations, primarily lumber, plywood and medium density fiberboard sales, and some higher and better use land sales.

     Revenues prior to the REIT conversion came from the sale of logs, wood products and by-products, primarily wood chips, and were generally recorded as revenue at the time of shipment. Sales of timberlands prior to the REIT conversion identified as higher and better use lands were included in the revenues of the partnership when the sale was consummated.

     COSTS AND EXPENSES. After the REIT conversion, the corporation's cost of goods sold and selling, general and administrative expenses do not include the expenses associated with the manufacturing operations, harvesting activities and some higher and better use land sales.

     INTEREST EXPENSE. The corporation's interest expense does not include the interest expense associated with the approximately $170.1 million of debt transferred to the unconsolidated subsidiaries as a result of the REIT conversion.

     EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES AND PREFERRED STOCK DIVIDENDS. Subsequent to the REIT conversion, approximately 99% of the net earnings or loss from the manufacturing operations, harvesting activities and some higher and better use land sales are reflected in the corporation's net income through a single line item titled "Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends." See Note 5 of the Notes to Financial Statements.

     CASH AND CASH EQUIVALENTS. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are deposited with one financial institution.

     ACCOUNTS RECEIVABLE. Accounts receivable at December 31, 1998, are presented net of an allowance of $1.3 million for doubtful accounts. In connection with the REIT conversion, substantially all of the partnership's accounts receivable and related allowance for doubtful accounts were transferred to the unconsolidated subsidiaries.

     GRANTOR TRUSTS. The former general partner of the partnership had established a grantor trust for deferred compensation. In connection with the REIT conversion, the assets and liabilities of the grantor trust were recorded on the books of the corporation. Assets which include money market and mutual fund investments are classified as "trading securities" and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the consolidated/combined statement of income.

     INVENTORIES. Prior to the REIT conversion, logs, work-in-process and finished goods inventories of the partnership were stated at the lower of average cost or market on the last-in, first-out method. Cost for manufactured inventories included raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories included timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead. The average cost method was used to value the supplies inventories. Following the REIT conversion, the unconsolidated subsidiaries have maintained the same method of accounting for inventories.

     TIMBER AND TIMBERLANDS. In the fourth quarter of 1999, the corporation changed its accounting policy to capitalize certain timber reforestation costs and other costs associated with the planting and growing of timber that were previously expensed in order to achieve a better matching of these costs with the revenues realized from the eventual sale of timber. The corporation believes that this change is more consistent with industry practice and is preferable under the circumstances in which the corporation now manages its timberlands. Costs related to pre-merchantable and merchantable timber that are now capitalized include site preparation, planting, fertilization, herbicide application and pre-commercial thinning. These costs are charged against revenue at the time the timber is sold.

     The new capitalization policy was applied retroactively as of January 1, 1999, and resulted in a restatement of first quarter 1999 results for the cumulative effect of the accounting change from June 1989 through December 31, 1998. This restatement increased 1999 net income by $12.2 million or $0.22 per share. Implementation of the new accounting method increased 1999's operating income by approximately $2.9 million or $0.05 per share. Pro forma amounts, assuming the change in accounting method was applied retroactively back to 1989, are shown on the face of the consolidated/combined statement of income.

     Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber previously sold and accumulated road amortization. The corporation capitalizes timber and timberland purchases, and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchase of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control and forest management personnel salaries and fringe benefits, are expensed as incurred.

     Costs attributable to timber harvested, or depletion, are charged against income as trees are cut. Depletion rates for our Northwest timberlands are determined annually based on the relationship of remaining capitalized costs to estimated recoverable volume. Depletion rates for our Southern and Northeastern timberlands are determined annually based on the relationship between net carrying value of the timber plus capitalized costs expected to be incurred over the growth cycle and total timber volume estimated to be available over the growth cycle. Timber inventory is estimated using statistical information and data obtained from physical measurement, site maps, photo-types and other information gathering techniques. The cost of logging roads is amortized over their estimated useful life on a straight-line basis.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost. Improvements and replacements are capitalized. Depreciation is calculated on a straight-line basis. Buildings and improvements are depreciated over 20 to 31-1/2 years and equipment is depreciated over 3 to 15 years. Assets under capitalized leases and leasehold improvements are depreciated over the lease term. Maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded. Manufacturing machinery and equipment prior to the REIT conversion was depreciated on a unit-of-production basis, which approximated a straight-line basis. The unconsolidated subsidiaries have maintained a similar policy.

     STOCK-BASED COMPENSATION. Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No.
25. The disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" have been adopted. See Note 11 of the Notes to Financial Statements.

     INCOME TAXES.   The Corporation will elect to be taxed as a REIT under
sections 856-860 of the United States Internal Revenue Code. Under these sections of the Internal Revenue Code, the corporation is permitted to deduct dividends paid to stockholders in computing its taxable income. The corporation made distributions in excess of its taxable income and, therefore, no federal income tax provision has been reflected in the accompanying financial statements. State income taxes are not significant.

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a one-time tax benefit of approximately $14.0 million was recorded by the corporation for the net temporary differences associated with the assets and liabilities transferred to the unconsolidated subsidiaries in the REIT conversion.

     Prior to the REIT conversion, the partnership's taxable subsidiary recorded a tax provision of $985,000 for the six months ended June 30, 1999, $517,000 for 1998 and $80,000 for 1997. The partnership was not subject to federal income tax, and its income or loss was included in the tax returns of individual unitholders. The partnership filed composite returns in the states in which it did business, paying taxes on behalf of nonresident unitholders. State taxes paid on behalf of nonresident unitholders were included in other expense.

     SEGMENT REPORTING. The corporation has the same five reportable business segments as did the partnership. The segment disclosure has been prepared on a basis consistent with that of the partnership. See Note 14 of the Notes to Financial Statements.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement 133." SFAS 133 establishes a new model for accounting for derivatives and hedging activities. The implementation is required for financial statements issued for periods beginning after June 15, 2000; earlier application is permitted. Adoption of this standard is not expected to have a material impact on the corporation's financial position, results of operations or cash flows.


Note 2.  Acquisition
--------------------

     On November 12, 1998, the partnership acquired 905,000 acres of timberlands in central Maine from S.D. Warren Company for a purchase price of $180.0 million, plus $300,000 for working capital. As part of the acquisition, we entered into a long-term agreement to supply fiber to S.D. Warren Company's paper facility in Skowhegan, Maine, at prevailing market prices. The acquisition was accounted for as a purchase and the operations of the business acquired have been included in the consolidated/combined financial statements from the date of acquisition. The total purchase price of $181.1 million, including $700,000 of acquisition costs and $105,000 of assumed liabilities, was allocated as follows (in thousands):


          Timber and Timberlands              $  177,618
          Property, Plant and Equipment            2,940
          Other Assets                               590
                                               ---------
          Total Assets Acquired               $  181,148
                                               =========
          Total Liabilities Assumed           $      105
                                               =========


     The acquisition was financed with approximately $4 million cash and the balance with unsecured promissory notes that were issued to the seller (Senior Notes due 2011, see Note 6 of the Notes to Financial Statements). The Senior Notes due 2011 have an average maturity of 10 years with effective interest rates ranging from 7.16% to 7.32%.

     The unaudited combined results of operations of the partnership on a pro forma basis, as though the acquisition in Maine and the issuance of the Senior Notes due 2011 had occurred as of the beginning of the years ended December 31, 1998 and 1997, were as follows (in thousands, except per unit):


                                                      1998        1997
                                                      ----        ----
          Revenues                                $  739,000  $  774,032
          Net Income                                  73,540     110,987
          Net Income Allocable to Unitholders         39,865      79,083
          Net Income per Unit                     $     0.86  $     1.71


     The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the acquisition in Maine occurred as of those dates, nor of results which may occur in the future.


Note 3.  Inventories
--------------------

     All inventories were contributed to the unconsolidated subsidiaries as part of the REIT conversion. After July 1, 1999, the corporation does not have any raw material or manufacturing related inventories.

     Inventories at December 31, 1998, accounted for using the last-in, first-out cost method, consisted of the following (in thousands):


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
                                                  ======


     Excluding supplies, which are valued at average cost, the cost of inventories valued at the lower of average cost or market (which approximates current cost) at December 31, 1998 was $46.9 million.


Note 4.  Timber and Timberlands and Property, Plant and Equipment
-----------------------------------------------------------------

     Timber and timberlands consisted of the following at December 31 (in thousands):


                                                      1999        1998
                                                      ----        ----
          Timber and logging roads-net            $  887,417  $  907,830
          Timberlands                                123,107     122,654
                                                   ---------   ---------
          Timber and Timberlands-net              $1,010,524  $1,030,484
                                                   =========   =========

     Substantially all of the property, plant and equipment was contributed to the unconsolidated subsidiaries as part of the REIT conversion. Property, plant and equipment consisted of the following at December 31 (in thousands):


                                                      1999        1998
                                                      ----        ----
          Land, buildings and improvements        $   1,184   $  66,714
          Machinery and equipment                       699     275,149
                                                    -------     -------
                                                      1,883     341,863
          Accumulated depreciation                     (680)   (155,684)
                                                    -------     -------
          Property, Plant and Equipment-net       $   1,203   $ 186,179
                                                    =======     =======


Note 5.  Investment in Equity of Unconsolidated Subsidiaries and
----------------------------------------------------------------
Preferred Stock
---------------

     In connection with the REIT conversion, substantially all of the partnership's assets and associated liabilities related to the manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate taxable subsidiaries in exchange for preferred stock and nonvoting common stock. The corporation is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through its preferred and nonvoting common stock ownership. The corporation accounts for its preferred stock investment in the unconsolidated subsidiaries using the cost method of accounting and uses the equity method of accounting for its nonvoting common stock investment. The equity method of accounting is used for the nonvoting common stock investment because the corporation is entitled to substantially all of the economic benefits of the unconsolidated subsidiaries.

     The $34.9 million difference between the corporation's carrying amount in its nonvoting common stock of the unconsolidated subsidiaries and the corporation's share of the underlying equity in the net assets of the unconsolidated subsidiaries at July 1, 1999, has been assigned to a deferred tax asset. This difference arose as a result of some timber and timberlands being sold to the unconsolidated subsidiaries just prior to the REIT conversion. For financial reporting purposes, this sale was recorded as a capital contribution. The difference is being amortized as the related timber is harvested or the timberlands are sold. The corporation's equity earnings and preferred stock dividends from the unconsolidated subsidiaries for the six months ended December 31, 1999, is comprised of the following (in thousands):


          Share of Equity Earnings                             $  4,874
          Preferred Stock Dividends                               7,838
          Amortization of difference between carrying
            amount and share of underlying equity                 4,810
                                                                 ------
          Total Equity Earnings and Preferred Stock Dividends  $ 17,522
                                                                 ======


     Summarized combined financial data for the unconsolidated subsidiaries' operations as of December 31, 1999 are as follows (in thousands):

          Current Assets                          $  146,210
          Noncurrent Assets                          222,259
          Current Liabilities                         76,458
          Noncurrent Liabilities                     157,890


     Current and noncurrent liabilities include $170.1 million of indebtedness. This indebtedness consists of the 11.125% First Mortgage Notes due 2007 (collateralized by the manufacturing facilities), and $68.2 million face value of the 11.125% Senior Notes due 2007. The First Mortgage Notes and the Senior Notes are guaranteed by the corporation's operating partnership. Annual principal payments in the aggregate for the above notes are approximately $21.3 million for each of the next eight years.


                                                    Six months ended
                                                    December 31, 1999
                                                    -----------------
          Revenues                                      $ 384,667
          Gross Profit                                     45,490
          Operating Income                                 29,315
          Interest Expense                                  9,498
          Income Tax Expense                                6,387
          Net Income                                       12,915


     Gross profit includes depreciation and amortization expense of $15,271. The Income Tax Expense includes a benefit of $1,334 related to interest expense that is allowed for tax purposes but eliminated for financial reporting purposes. The tax deduction for interest expense is from an installment note exchanged for certain timberlands as a part of the REIT conversion. The related interest expense of $3,335 and the installment note are eliminated for accounting purposes. For the six months ended December 31, 1999, the unconsolidated subsidiaries had capital expenditures of $4.4 million.

     In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," the revenues and associated expenses of the corporation related to the sale of timber to the unconsolidated subsidiaries is deferred until the logs or finished goods are sold outside the group of unconsolidated subsidiaries. Therefore, all sales by the corporation to the unconsolidated subsidiaries will also be included in the revenue of the unconsolidated subsidiaries in the period in which the timber (in the form of either whole logs, lumber, plywood or other wood products) is sold outside the unconsolidated subsidiaries. Sales and investments between the unconsolidated subsidiaries are eliminated in preparing the summarized combined financial information of the unconsolidated subsidiaries. Revenues reported by the corporation that were also included in the revenues of the unconsolidated subsidiaries amounted to $86.4 million for the six-month period ended December 31, 1999.


Note 6.  Borrowings
-------------------

     Long-term debt and the line of credit consisted of the following at December 31 (in thousands):


                                                      1999        1998
                                                      ----        ----
          Senior Notes due 2007                   $   45,480  $  122,000
          First Mortgage Notes due 2007                          112,000
          Senior Notes due 2009                      150,000     150,000
          Senior Notes due 2011                      176,597     177,008
          Senior Notes due 2016                      200,000     200,000
          Line of Credit                              77,000     200,000
                                                     -------     -------
          Total Long-Term Debt                       649,077     961,008
          Less: Current Portion                       (6,127)    (18,400)
                                                     -------     -------
          Long-Term Portion                       $  642,950  $  942,608
                                                     =======     =======


     On July 1, 1999, the unconsolidated subsidiaries assumed $170.1 million of the indebtedness of the corporation in connection with the REIT conversion. The $170.1 million consists of the First Mortgage Notes, which are collateralized by some of the manufacturing facilities, and $68.2 million face value of the Senior Notes due 2007.

     On November 12, 1998, the partnership issued $171.4 million of senior notes to S.D. Warren Company to finance the acquisition in Maine. The partnership recorded a premium on the Senior Notes due 2011 of $5.6 million to reflect the market value of the notes at the date of issuance. The premium is being amortized using the effective interest rate method over the terms of the notes. The Senior Notes due 2011 mature in 2007 through 2011 and bear interest at rates ranging from 7.62% to 7.83%, payable quarterly. The effective interest rates on the Senior Notes due 2011 range from 7.16% to 7.32%.

     The corporation has an unsecured revolving line of credit that matures on December 13, 2001 and bears interest at a floating rate (8.3% as of December 31, 1999 and 7.0% as of December 31, 1998). The weighted average interest rate for borrowings under the line of credit was 5.8% in 1999 and 5.9% in 1998. Borrowings on the line of credit fluctuate daily based on cash needs. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $225 million, including up to $20 million of standby letters of credit. As of December 31, 1999, $148 million remained available for borrowing under the line of credit and there were no outstanding standby letters of credit. On January 4, 2000, $77 million of the borrowings under the line of credit were repaid.

     The Senior Notes due 2007 and the First Mortgage Notes due 2007 bear interest at 11.125%, payable semiannually. The Senior Notes due 2009 bear interest at 8.73%, payable semiannually. The Senior Notes due 2016 mature in 2006 through 2016 and bear interest at rates ranging from 7.74% through 8.05%, payable semiannually. The Senior Notes, excluding the Senior Notes due 2011, and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $39 million at December 31, 1999, and $146 million at December 31, 1998. The premium that would have been due upon early retirement of the Senior and the First Mortgage Notes assumed by the unconsolidated subsidiaries approximated $27 million at December 31, 1999. The four series of senior notes are unsecured.

     The aggregate maturities on the Senior Notes and the line of credit are as follows (in thousands):

                                             Note          Line
                                          Agreements     Of Credit
                                          ----------     ---------
     2000                                 $    6,127
     2001                                      6,158     $  77,000
     2002                                      6,193
     2003                                      6,229
     2004                                      6,268
     Thereafter                              541,102


     All principal and interest payments due under the note agreements are nonrecourse to the former general partner. The note agreements and the line of credit contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the incurrence of indebtedness. In addition, the line of credit requires the maintenance of a required interest coverage ratio. The corporation was in compliance with such covenants at December 31, 1999 and 1998.


Note 7.  Financial Instruments
------------------------------

     The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the corporation's debt, based on current interest rates for similar obligations with like maturities, was approximately $622 million at December 31, 1999 and $1.02 billion at December 31, 1998. The carrying amount was $649 million at December 31, 1999, and $961 million as of December 31, 1998. In connection with the REIT conversion, the unconsolidated subsidiaries assumed debt with a carrying value of $170.1 million. A net unrealized holding loss of $35,000 was recorded in the consolidated/combined statement of income relating to the mutual fund investments held in a grantor trust.


Note 8.  Capital
----------------

     In connection with the REIT conversion on July 1, 1999, the partnership converted to a corporate entity. The changes in partners' capital prior to the REIT conversion were as follows (in thousands):


                                       Limited        General
                                       Partners       Partner       Total
                                       --------       -------       -----
     January 1, 1997                  $ 490,105     $   1,543   $ 491,648
     Net Income                          79,778        31,918     111,696
     Cash Distributions                (100,059)      (32,948)   (133,007)
                                        -------       -------     -------
     December 31, 1997                  469,824           513     470,337
     Net Income                          41,723        33,713      75,436
     Cash Distributions                (104,690)      (35,668)   (140,358)
                                        -------       -------     -------
     December 31, 1998                  406,857        (1,442)    405,415
     Net Income                          23,235        17,162      40,397
     Cash Distributions                 (52,808)      (18,108)    (70,916)
     Other                                 -               60          60
                                        -------       -------     -------
     June 30, 1999                    $ 377,284     $  (2,328)  $ 374,956
                                        =======       =======     =======


     The total number of units outstanding at June 30, 1999, and December 31, 1998, was 46,323,300.

     In accordance with the partnership agreement, the general partner was authorized to make quarterly cash distributions. The general partner declared to be paid to the unitholders $1.14 per unit during the six-month period ended June 30, 1999 and $2.28 per unit for 1998 and $2.20 per unit for 1997. For quarterly cash distributions exceeding $0.21-2/3 per unit, the general partner was provided with an incentive distribution. The incentive distribution no longer exists after the REIT conversion. See Note 1 of the Notes to Financial Statements.

     A reconciliation of the ending partners' capital of the partnership at June 30, 1999 and the opening stockholders' equity of the corporation at July 1, 1999 is as follows (in thousands):

     Partners' Capital at June 30, 1999              $  374,956
     Purchase of minority interest                        4,464
     Merger of Plum Creek Management Company, L.P.        1,683
     Unit-Award Plans                                     1,046
                                                        -------
     Stockholders' Equity at July 1, 1999            $  382,149
                                                        =======


     The changes in stockholders' equity were as follows (in thousands):


                             Special                Deferred
              Common  Stock  Voting  Stock  Paid-in Incentive Retained
              Stock   Amount  Stock  Amount Capital   Plans   Earnings  Total
              ---------------------------------------------------------------
Balances At
July 1, 1999  62,822  $  628   635  $    6 $380,595 $   920          $382,149
Net income
for the six
months ended
December 31,
1999,
including
cumulative
effect of
accounting
change                                                      $ 85,204   85,204
Dividend Paid                                                (75,618) (75,618)
Issuance of
Common Stock   5,750      58                141,649                   141,707
Purchase of
Common
Stock                                                  (783)             (783)
Deferred
Incentive
Plans
Liability                                               388               388
             ----------------------------------------------------------------
Balances At
December
31, 1999      68,572  $  686   635  $    6 $522,244 $   525 $  9,586 $533,047
             ================================================================


     The corporation has authorized 525,634,567 shares of capital stock, consisting of:

--300,000,000 shares of common stock, par value $.01 per share; --634,566 shares of special voting stock, par value $.01 per share; --150,000,001 shares of excess stock, par value $.01 per share; and --75,000,000 shares of preferred stock, par value $.01 per share.

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

     Also in connection with the REIT conversion, the corporation acquired the general partner's 2% interest in Plum Creek Manufacturing, L.P., and 4% interest in Plum Creek Marketing, Inc., and Plum Creek Management Company, L.P. merged with the corporation. See Note 9 of the Notes to Financial Statements for a description of the above transactions. Furthermore, equity was adjusted by $1,046 for the difference between the total expense recognized in connection with the partnership's 1994 long-term unit-award incentive plans and the cost of purchasing units to fund these plans. See
Note 11 of the Notes to Financial Statements for a summary of the corporation's long-term incentive plans.

     At December 31, 1999, there were 69,206,575 shares outstanding. For the six-month period ending December 31, 1999, the corporation made distributions of $1.14 per share, of which $0.59 was a 20% long-term capital gain dividend and $0.55 represented a non-taxable return of capital. Total distributions declared by the corporation and the partnership for the year ended December 31, 1999 were $2.28 per share/unit. On a tax basis we have distributed all of our ordinary and capital gain income.

     In November of 1999 the corporation issued 5,750,000 shares of common stock for proceeds of $141.7 million, net of issuance costs of $7.8 million. The proceeds were used to repay borrowings on our revolving line of credit.

     At December 31, 1999, there were 387,745 shares of common stock held in a trust to fund deferred incentive plan awards. At December 31, 1999, these shares were recorded at $10.2 million and the related liability was $10.7 million. The common stock and liability are shown as a net amount in the equity section of the consolidated/combined balance sheet. See Notes 11 and 12 of the Notes to Financial Statements.


Note 9.   Non-Cash Transactions
-------------------------------

     During 1999 the corporation entered into the following non-cash transactions:

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

     2. Merger - In connection with the REIT conversion, Plum Creek Management Company L.P., the general partner of the partnership, was merged with the corporation. As a result of the merger, the corporation received assets of $13.8 million and liabilities of $12.1 million. The assets and liabilities are primarily associated with deferred compensation and long-term incentive compensation awards.
     The assets are primarily held in a grantor trust and consist of mutual and money market funds. The investments are recorded at fair value. Additionally, included in a grantor trust are 387,745 shares of common stock of the corporation to fund several incentive compensation plans. The shares and a corresponding amount of deferred incentive compensation are recorded at cost in Stockholders' Equity.

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

     4. Land Exchanges - In our Cascade Region we received 11,586 acres of timberlands and $4.3 million of cash in exchange for 31,713 acres of timberlands. Except for the cash proceeds of $4.3 million, which resulted in a non-operating gain of approximately $3.6 million, the exchange was accounted for as a nonmonetary transaction. In our Northeastern Region we received some timberlands in exchange for higher and better use lands with an estimated value of $3.3 million. The gain associated with this exchange was included in operating income.


Note 10.  Employee Pension and Retirement Plans
-----------------------------------------------

     PENSION PLAN. The corporation provides multi-employer defined benefit pension plans that cover substantially all employees of the corporation and the unconsolidated subsidiaries. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in thousands):

     Change in benefit obligation                          1999      1998
     ----------------------------                          ----      ----
     Benefit obligation at beginning of year            $ 66,723  $ 56,286
     Service cost                                          3,913     3,668
     Interest cost                                         4,314     4,046
     Actuarial (gain) loss                               (10,621)    5,640
     Benefits paid                                        (3,808)   (2,917)
                                                         -------   -------
     Benefit obligation at end of year                  $ 60,521  $ 66,723
                                                         =======   =======
     Change in plan assets
     ---------------------
     Fair value of plan assets at beginning of year       64,059  $ 57,635
     Actual return on plan assets                         12,484     9,341
     Benefits paid                                        (3,808)   (2,917)
     Employer contributions                                    0         0
                                                         -------   -------
     Fair value of plan assets at end of year           $ 72,735  $ 64,059
                                                         =======   =======
     Funded status                                      $ 12,214  $ (2,664)
     Unrecognized net actuarial (gain) loss              (16,365)    1,287
     Unrecognized prior service cost                         513       668
                                                         -------   -------
     Prepaid (accrued) benefit cost                     $ (3,638) $   (709)
                                                         =======   =======


     The components of pension cost were as follows for the years ended December 31 (in thousands):

     Components of net periodic benefit cost     1999      1998      1997
     ---------------------------------------     ----      ----      ----
     Service cost                             $  3,913  $  3,668  $  2,941
     Interest cost                               4,314     4,046     3,522
     Expected return on plan assets             (5,364)   (4,342)   (3,817)
     Amortization of prior service cost            106       108       108
     Recognized actuarial (gain) loss              (41)      208       169
                                               -------   -------   -------
     Net periodic benefit cost                $  2,928  $  3,688  $  2,923
                                               =======   =======   =======

     The following assumptions were used in accounting for the pension plans as of December 31:

                                                 1999      1998      1997
                                                 ----      ----      ----
     Weighted average discount rate              8.0%      6.75%     7.0%
     Rate of increase in compensation
       levels                                    5.0%      5.0%      5.0%
     Expected long-term rate of return on
       plan assets                               9.0%      8.5%      8.5%


     The corporation and the partnership recorded aggregate pension expense of $2.2 million for the year ended December 31, 1999. The unconsolidated subsidiaries recorded pension expense of approximately $775,000 for the six months ending December 31, 1999.

     THRIFT AND PROFIT SHARING PLAN. The corporation and unconsolidated subsidiaries sponsor an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The corporation and unconsolidated subsidiaries match employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance. The partnership sponsored the plan prior to the REIT conversion.

     Amounts charged to expense relating to the Thrift and Profit Sharing Plan by the corporation and the unconsolidated subsidiaries was $4.3 million in 1999. The partnership charged $2.9 million to expense in 1998 and $3.9 million during 1997. The employer match was 100% in 1999. The partnership matched 70% in 1998 and 100% in 1997.

     OTHER BENEFIT PLANS. Certain executives and key employees of the corporation or general partner participate in incentive benefit plans which provide for the granting of shares/units and/or cash bonuses upon meeting performance objectives. See Note 11 of the Notes to Financial Statements.


Note 11. Stock/Unit-Based Compensation Plans
--------------------------------------------

     As of October 1, 1993, and January 1, 1994, the general partner of the partnership had established a Long-Term Incentive Plan and a Key Employee Long-Term Incentive Plan that authorized the granting of up to 2,500,000 unit appreciation rights to certain executives and key employees of the general partner. When any of five unit value targets established by the 1993 and 1994 long-term incentive plans were met through a combination of unit market price appreciation plus partnership cash distributions, a percentage of the unit appreciation rights was triggered and units were credited to the participants' accounts. In general, each successive unit value target was met when unit market appreciation plus cash distributions equaled approximately 15% compounded annual growth. Units in participants' accounts earned additional units equal to the amount of any subsequent partnership distribution. The performance period under the 1993 and 1994 long-term incentive plans ended December 31, 1998, at which time all earned units vested. Costs incurred by the general partner in administering and funding the unit value targets were borne by the partnership.

     On April 17, 1998, the fifth and final target under the 1993 and 1994 long-term incentive plans was met. Total compensation expense for the 1993 and 1994 long-term incentive plans was $27.3 million, of which $13.3 million was recognized in 1998 and $7.8 million in 1997. Approximately 70% of the units were distributed during the first quarter of 1999, with the remainder to be distributed subsequent to the participant's separation of employment.

     Effective April 18, 1998, the general partner established a new Long-Term Incentive Plan and a new Key Employee Long-Term Incentive Plan with terms similar to the previously adopted 1993 and 1994 long-term incentive plans.
The 1998 plans authorize granting up to 1,175,000 unit appreciation rights to certain executives and key employees. The performance period during which unit appreciation rights may be earned ends December 31, 2003. The vesting date for unit appreciation rights is generally December 31, 2003. In connection with the REIT conversion, these unit-based compensation plans were converted to share-based compensation plans, payable in shares of stock of the corporation.

     Under the plans established in 1998 1,016,000 unit appreciation rights, net of forfeitures, have been granted to participants, which could result in 1,016,000 shares being earned if all targets are met. No unit value targets have been achieved. Accordingly, no compensation cost has been recognized.

     The corporation applies APB 25 in accounting for the 1993, 1994 and the 1998 plans. In general, under APB 25 no compensation expense is recognized until a unit value target is met. Effective January 1, 1996, SFAS 123 encouraged adoption of fair value-based method for valuing the cost of stock-based compensation. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the plan's performance period. However, SFAS 123 allowed companies to continue to apply the principles of APB 25 in recognizing expense and disclose pro forma net earnings and earnings per share in accordance with SFAS 123. Furthermore, since most of the grants under the 1993 and 1994 plans were granted prior to the effective date of SFAS 123, pro forma disclosure is only required with respect to grants made after December 31, 1994. Had compensation expense for the stock/unit-based compensation plans been determined consistent with SFAS 123, net income and net income per share/unit would have been as follows (in thousands, except per share/unit):



                                                 1999      1998      1997
                                                 ----      ----      ----
     Net Income:
       As reported                            $125,601  $ 75,436  $111,696
       Pro forma                               123,699    75,407   111,992
     Net Income per Share/Unit:
       As reported                            $   1.94  $   0.90  $   1.72
       Pro forma                                  1.91      0.90      1.73


     The corporation used the Monte Carlo path dependent model to determine the fair value of unit appreciation right grants. The following tables summarize the grants and assumptions applied in determining pro forma compensation expense under the 1993, 1994 and 1998 plans for the years ended December 31:


1993 and 1994 PLANS
-------------------                              1998          1997
                                                 ----          ----
Unit appreciation rights granted                16,333        22,533
Weighted-average fair value
  of unit appreciation rights granted          $ 13.98       $  4.64
Risk-free interest rate                           5.25%         6.28%
Expected dividend yield                           6.20%         7.40%
Expected life of unit appreciation
  rights granted                               0.83 years    1.67 years
Expected unit price volatility                    24.3%         18.2%


1998 PLANS
----------                                       1999          1998
                                                 ----          ----
Unit appreciation rights granted                51,500     1,163,500
Weighted-average fair valueof unit
  appreciation rights granted                   $11.76        $12.25
Risk-free interest rate                           5.18%         5.70%
Expected dividend yield                           8.43%         7.13%
Expected life of unit appreciation
  rights granted                               4.67 years    5.67 years
Expected unit price volatility                    24.1%         24.7%


     Under the 1993 and 1994 plans, if all five targets were met, one unit appreciation right was converted into approximately one-half unit. Under the 1998 plans, if all five targets are met, one unit appreciation right is converted into one share.

     The effect of applying SFAS 123 for the pro forma disclosures may not be representative of the effects expected on reported net income and net income per share in future years, since unit appreciation right valuations are based on highly subjective assumptions about the future, including share price volatility, and the disclosures do not reflect compensation expense for grants prior to 1995.

     Effective January 1, 1994, the former general partner of the partnership established a management incentive plan for certain executives of the general partner. As a part of the REIT conversion, this plan is being maintained by the corporation. An annual bonus of up to 100% of the respective executive's base salary may be awarded if certain performance objectives established by the board of directors are met by the corporation and by the executive. One-half of the bonus is paid annually in cash and the remaining half is converted into stock/units at fair market value and will be distributed at the end of three years. The board of directors approved the payment of 1999 bonuses 100% in cash during the first quarter of 2000. Shares of stock/units in executives' accounts earn additional shares of stock based on any subsequent cash distributions. Costs incurred in administering and funding the plan were borne by the general partner through June 30, 1999. The liability for the shares to be paid from the management incentive plan is recorded in the equity section of the consolidated/combined balance sheet as deferred incentive compensation.


Note 12.  Related-Party Transactions
------------------------------------

     In order to meet REIT income qualification tests under the Internal Revenue Code, the corporation has entered into timber cutting contracts with the unconsolidated subsidiaries. The corporation's revenue consists primarily of proceeds from these timber-cutting contracts. Revenue and associated expenses related to the timber cutting contracts with our unconsolidated subsidiaries are deferred until the timber (in the form of either whole logs, lumber, plywood or other wood products) is sold outside the unconsolidated subsidiaries.

     The corporation and the unconsolidated subsidiaries have entered into a
cost sharing and administrative service agreement.   The cost sharing and
administrative service agreement covers accounting, transaction processing, human resources, information technology, legal, environmental, treasury, corporate affairs, and other day-to-day operational activities. As a result, there are receivables and payables between the corporation and the unconsolidated subsidiaries which are settled in the ordinary course of business. The unconsolidated subsidiaries earn interest at market rates for any cash advances to the corporation that are in excess of any distributions to the corporation. At December 31, 1999, the net related party payable to the unconsolidated subsidiaries was $26,522.

     Current assets include a receivable of $811,000 from the owners of the former general partner of the partnership related to their share of the 1999 management incentive plan award. See Note 11 of the Notes to Financial Statements for a summary of the management incentive plan. Non-current assets include notes receivable of $1.9 million and accrued interest from four officers, representing loans to these officers to fund their purchases of the voting common stock of the corporate subsidiaries. The notes are due in ten years, payable on demand, with an interest rate of 9%.

     Prior to the REIT conversion, the general partner had overall responsibility for management of the operations. The general partner owned a two percent general partner interest in the income and cash distributions of the partnership, subject to certain adjustments, and owned two percent of the manufacturing subsidiary and four percent of the marketing subsidiary. Plum Creek Timber Company, L.P. reimbursed the general partner for the actual costs of administering the businesses. Amounts reimbursed to the general partner for such costs were $4.4 million for the six months ended June 30, 1999, $7.7 million for 1998 and $6.7 million for 1997.

     Plum Creek Timber Company, L.P. was required under the partnership agreement to reimburse the general partner for compensation costs related to the management of the partnership, including the purchase of units associated with the unit-based compensation plans discussed in Note 11 of the Notes to Financial Statements. During January 1999, a final payment of $6.2 million was paid to the general partner in connection with the funding of the 1994 plans. Additionally, the general partner was paid $2.4 million in 1998 and $9.2 million in 1997.

     Prior to the REIT conversion, net income was allocated to the general partner based on two percent of the combined net income (adjusted for the incentive distribution), plus the incentive distribution, as provided under the partnership agreement. The incentive distribution was $16.7 million in 1999, $32.9 million in 1998 and $30.3 million in 1997.

     Certain conflicts of interest could arise as a result of the relationships described above. The board of directors and management of the general partner had a duty to manage the operation of the business in the best interests of the unitholders and, consequently, had to exercise good faith and integrity in handling the assets and affairs of the business. Related non-interest bearing receivables and payables with the general partner were settled in the ordinary course of business. At December 31, 1998, there was a receivable from the general partner of $507,978 and at December 31, 1997, there was a receivable of $138,502.


Note 13.  Commitments and Contingencies
---------------------------------------

     During 1993, the partnership entered into a sourcing contract to sell logs to a customer over a ten-year period ending in 2003, based upon
prevailing market rates.   The partnership also had an annual commitment to
supply pulpwood and residual chips to a customer for a 20-year period ending in 2016, based upon prevailing market rates. As part of the 1998 acquisition in Maine, the partnership entered into a long-term agreement to supply fiber to S.D. Warren Company's paper facility in Skowhegan, Maine, at prevailing market prices. The fiber supply agreement with S.D. Warren Company expires in 2023 and may be extended for up to 15 additional years at the option of S.D. Warren Company. As a part of the REIT conversion, these contracts and commitments were transferred to the unconsolidated subsidiaries.

     The corporation and the unconsolidated subsidiaries are subject to regulations regarding forest and harvest practices and are, from time to time, involved in various legal proceedings, including environmental matters, incidental to its business. While administration of current regulations and any new regulations or proceedings have elements of uncertainty, it is anticipated that no pending legal proceedings or regulatory matters will have a materially adverse effect on the financial position, results of operations or liquidity of the corporation.

     The corporation leases buildings and equipment under non-cancelable operating lease agreements. A large portion of the non-cancelable operating lease agreements were transferred to the unconsolidated subsidiaries as part of the REIT conversion. Operating lease expense was $3.3 million in 1999, $3.2 million in 1998 and $2.9 million in 1997. The following summarizes the future minimum lease payments for the corporation and unconsolidated subsidiaries (in thousands):


          2000            $   2,967
          2001                2,488
          2002                2,004
          2003                1,475
          2004                  706
          Thereafter            554
                           --------
          Total           $  10,194
                           ========

     In June 1999, the partnership and its general partner settled previously disclosed unitholder litigation relating to the REIT conversion. The settlement obligates the former general partner to pay up to $30 million into a fund for distribution to eligible unitholders if specified five-year financial targets of the corporation are not met. Payments by the general partner, if any, would generally be made following the end of the five-year period, on or about April 15, 2004, and may be accelerated upon the occurrence of an extraordinary transaction.

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

     There are no other contingent liabilities which would have a materially adverse effect on the financial position, the results of operations or liquidity of the corporation.

     Prior to the REIT conversion, a portion of the partnership's log requirements were acquired through contracts with public and private sources. Except for required deposits, no amounts were recorded until such time as timber was harvested. The unrecorded amounts of those contract commitments were approximately $10.8 million at December 31, 1998, and $15.8 million at December 31, 1997.


Note 14.  Segment Information
-----------------------------

     The corporation is organized into eight business units on the basis of both product line and geographic region. For accounting purposes, the corporation's business segments have not been impacted by the REIT conversion, and except for the change in accounting method discussed below, the segment information has been prepared on a basis consistent with the prior year. Each business unit has a separate management team due to different production processes and/or marketing strategies. In applying SFAS 131, these business units have been aggregated into five reportable segments based on similar long-term economic characteristics. The corporation's and unconsolidated subsidiaries' reportable segments are Northern Resources, Southern Resources, Lumber, Panel and Land Sales.

     The Cascade Resource unit, the Rockies Resource unit, and the Northeastern Resource unit are aggregated into the Northern Resources segment. The Northern Resources segment consists of timberlands in the Northwest and Northeastern United States. Northern Resources grows timber for sale in export markets, primarily Pacific Rim countries and Canada, and domestic markets, primarily Idaho, Maine, Montana, and Washington. The domestic market includes sawlog sales to the Lumber and Panel segments and to unaffiliated wood product manufacturers, as well as pulp logs and chips to third-party domestic pulp and paper manufacturers.

     The Southern Resources segment consists of timberlands located in the Southern United States. Southern Resources grows timber for sale in domestic markets, primarily Arkansas and Louisiana. Southern Resources' revenues are derived from sawlog sales to the Lumber segment, and to unaffiliated domestic mills, as well as pulp logs and chips to third-party domestic pulp and paper manufacturers.

     The Northwest Lumber unit and the Southern Lumber unit are aggregated into the Lumber segment. The Lumber segment consists of eight manufacturing facilities in the Northwest and Southern United States. These facilities produce boards, studs, and dimension lumber targeted to domestic lumber retailers, home construction, and industrial customers, and to a lesser extent, Pacific Rim countries and Western Europe. Residual chip products are sold to regional pulp and paper manufacturers.

     The Panel segment consists of two plywood facilities and one MDF manufacturing facility located in the Northwest United States. These facilities produce high-quality panels that are primarily targeted towards domestic industrial customers, such as boat, recreational vehicle, furniture and door manufacturers, and to a lesser extent, Canada, Western Europe and the Pacific Rim countries. Residual chip products are sold to regional pulp and paper manufacturers. Plywood revenues represented approximately 73% of the panel segment revenues in 1999 and 71% in 1998 and 1997.

     The Land Sales segment consists of timberlands that have been identified from time-to-time as having a higher and better use than forest management, such as for recreational or conservation purposes.

     A plywood manufacturing facility in the Southern United States and a chip facility in the Northwest United States are included in "Other." In 1998, we closed the plywood and chip facility.

     The accounting policies of the segments are substantially the same as those described in Note 1 of the Notes to Financial Statements. For segment purposes, however, inventories are stated at the lower of average cost or market on the first-in, first-out method. Segment data includes external revenues, intersegment revenues and operating income, as well as export revenues and depreciation, depletion, and amortization. The corporation evaluates performance and allocates capital to the segments based on operating income before other gains and losses, interest, unallocated corporate expenses, and taxes. Asset information is not reported by segment, as the corporation does not produce such information internally.

     The table below presents information about reported segments for the years ending December 31, 1999, 1998, and 1997 (in thousands).


             Northern  Southern                      Land
             Resources Resources  Lumber   Panel     Sales   Other    Total
1999         ----------------------------------------------------------------
----
External
 revenues    $167,078  $ 52,104  $343,423 $172,570 $ 23,682          $758,857
Intersegment
 revenues     124,837    47,109                                       171,946
Export
 revenues      27,245               4,380   11,154                     42,779
Depreciation,
 depletion
 and
 amortization  32,067    16,190    15,596   11,107                     74,960
Operating
 income        90,712    37,117    23,274   26,491   19,846           197,440

1998
----
External
 revenues    $131,625  $ 68,800  $281,614 $154,640 $ 32,813 $ 29,878 $699,370
Intersegment
 revenues     118,675    49,562                                       168,237
Export
 revenues      23,197               7,127    1,638                     31,962
Depreciation,
 depletion
 and
 amortization  29,716    15,530    13,105   10,598               274   69,223
Operating
 income        73,715    53,568     2,599   14,360   26,598   (2,247) 168,593

1997
----
External
 revenues    $158,535  $ 54,780  $294,839 $149,618 $ 17,884 $ 49,915 $725,571
Intersegment
 revenues     115,387    64,287                                       179,674
Export
 revenues      41,003              16,125    5,950                     63,078
Depreciation,
 depletion
 and
 amortization  30,204    17,734    11,514   10,004               678   70,134
Operating
 income        98,792    54,313    34,667    8,462   13,963   (1,152) 209,045


     A reconciliation of total operating income to income before income taxes, for the years ended December 31, is presented below (in thousands). In the fourth quarter of 1999, the corporation changed its accounting policy with respect to certain reforestation costs. See Note 1 of the Notes to Financial Statements for further details. The new accounting policy was applied retroactively to the beginning of 1999. As a result of this new accounting policy, the Northern Resources segment's 1999 operating income was favorably impacted by $2.2 million and the Southern Resources segment's 1999 operating income was favorably impacted by $0.7 million.


                                                 1999      1998      1997
                                                 ----      ----      ----
     Total segment operating income           $197,440  $168,593  $209,045
     Operating income recognized by
       unconsolidated subsidiaries             (29,315)
     Gain (loss) on disposition of
       assets-net                                3,697      (805)   (1,223)
     Interest expense-net                      (61,474)  (59,580)  (59,251)
     Corporate and other unallocated
       expenses                                (27,543)  (32,255)  (36,795)
                                                ------    ------    ------
     Income before income taxes and
     equity earnings of unconsolidated
     subsidiaries, preferred stock
     dividends and cumulative effect of
     accounting change                        $ 82,805  $ 75,953  $111,776
                                               =======   =======   =======

     Intersegment sales prices are determined quarterly, based upon estimated market prices and terms in effect at that time. Export revenues consist of log sales primarily to Japan and Canada, as well as lumber and panel sales primarily to Canada, Western Europe and the Pacific Rim countries. No single customer provides more than 10% of the combined revenues of the corporation and unconsolidated subsidiaries. The corporation and unconsolidated subsidiaries hold no long-lived foreign assets.


Note 15.  Subsequent Events
---------------------------

     On January 11, 2000, the corporation announced that it will add a 95 million square foot thin-board production line to its medium density fiberboard facility in Columbia Falls, Montana. The new facility is expected to cost approximately $69 million plus approximately $6 million of capitalized interest and is expected to be operational by the end of 2001.

     On January 14, 2000, the corporation sold approximately 90,000 acres of timberlands and higher and better use lands near St. Maries, Idaho to Crown Pacific Limited Partnership for approximately $73 million. The sale will result in approximately $8.8 million of operating income (portion of sales proceeds related to higher and better use land) and $50.2 million of gain on sale of assets in the first quarter of 2000. Proceeds from the sale will primarily be used to acquire additional timberlands or reduce our outstanding indebtedness.

     On January 27, 2000, the board of directors authorized the corporation to make a dividend distribution of $0.57 per share. Total dividends will approximate $39.4 million and will be paid on February 29, 2000, to stockholders of record on February 16, 2000.


Report of Independent Accountants

To the Board of Directors and Stockholders of Plum Creek Timber Company, Inc.

In our opinion, the accompanying consolidated/combined balance sheets and the related consolidated/combined statements of income and of cash flows present fairly, in all material respects, the financial position of Plum Creek Timber Company, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

On July 1, 1999, the Company converted from a master limited partnership to a REIT entity and accordingly, the manufacturing and harvesting operations are now conducted in unconsolidated subsidiaries.

As discussed in Note 1 of the Notes to Financial Statements, the Company changed its method of accounting for reforestation and silviculture costs effective January 1, 1999.


Seattle, Washington
January 25, 2000


REPORT OF MANAGEMENT
--------------------

     The management of Plum Creek Timber Company, Inc. is responsible for the preparation, fair presentation, and integrity of the information contained in the financial statements in this Annual Report. These statements have been prepared in accordance with generally accepted accounting principles and include amounts determined using management's best estimates and judgments.

     The company maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are recorded properly to produce reliable financial records. The system of internal controls includes appropriate divisions of responsibility, established policies and procedures (including a code of conduct to promote strong ethics) that are communicated throughout the company, and careful selection, training and development of our people. The company conducts a corporate audit program to provide assurance that the system of internal controls is operating effectively.

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


/s/ RICK R. HOLLEY
------------------
Rick R. Holley
President and Chief Executive Officer


/s/ WILLIAM R. BROWN
--------------------
William R. Brown
Executive Vice President and Chief Financial Officer


Supplementary Financial Information
-----------------------------------

                Consolidated / Combined Quarterly Information
                                 (Unaudited)
                    (In Thousands, Except per Share/Unit)

     1999 as filed in the Form 10-Qs           1st Qtr   2nd Qtr  3rd Qtr(1)
     -------------------------------           -------   -------  ----------
     Revenues                                 $178,221  $184,349  $ 51,999
     Gross profit                               49,110    55,553    36,215
     Operating Income                           38,667    44,449    33,270
     Net Income                                 17,862    22,535    45,648
     Net Income Allocable to
       Stockholders/Unitholders                  9,328    13,907    45,648
     Net Income per Share/Unit                   $0.20     $0.30     $0.72


     In the fourth quarter of 1999 the corporation adopted a new accounting policy to capitalize certain timber reforestation costs that were previously expensed. The new capitalization policy was applied retroactively as of January 1, 1999, and resulted in restating previously reported quarterly information. Presented blow are the restated first, second and third quarters along with the fourth quarter information.


     1999                         1st Qtr    2nd Qtr  3rd Qtr (1)  4th Qtr(2)
     ----                         -------    -------  -----------  ----------
     Revenues                    $178,221   $184,349   $ 51,999     $ 46,051
     Gross profit                  48,826     57,051     36,660       32,261
     Operating Income              38,838     45,947     33,715       28,379
     Income before Cumulative
       Effect of Accounting
       Change                      17,578
     Cumulative Effect of
       Accounting Change           12,169
     Net Income                    29,747     24,033     46,093       25,728
     Net Income Allocable to
       Stockholders/Unitholders    21,213     15,405     46,093       25,728
     Income Allocable to
       Stockholders/Unitholders
       per Share/Unit before
       Cumulative Effect
       of Accounting Change         $0.20
     Cumulative Effect of
       Accounting Change
       per Share/Unit               $0.26
     Net Income per Share/Unit (3)  $0.46      $0.33      $0.73        $0.38


     1998                         1st Qtr    2nd Qtr    3rd Qtr    4th Qtr
     ----                         -------    -------    -------    -------
     Revenues                    $164,325   $ 71,799   $174,476   $188,770
     Gross profit                  45,681     50,675     42,625     55,023
     Operating Income              36,041     32,885     32,101     40,060
     Net Income                    21,280     16,131     16,042     21,983
     Net Income Allocable to
       Stockholders/Unitholders    13,181      7,631      7,544     13,367
     Net Income per Unit            $0.28      $0.17      $0.16      $0.29


     (1) A one-time income tax benefit of approximately $14.0 million was included in the third quarter 1999 results of operations associated with the assets and liabilities transferred to the unconsolidated subsidiaries in the REIT conversion. See Note 1 of the Notes to Financial Statements.
     (2) Included in the fourth quarter 1999 results of operations was a gain of $3.6 million related to a land exchange in the Cascades Region. See
Note 9 of the Notes to Financial Statements.
     (3) Net income per unit/share is computed independently for each of the quarters presented. Therefore the sum of the quarterly net income per share/unit does not equal the total computed for the year due to the issuance of shares during the third and fourth quarters of 1999. See Note 8 of the Notes to Financial Statements.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

     None.


                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information with respect to directors included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2000, under the caption "Election of Directors", is incorporated by reference. The executive officers are presented in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2000, under the caption "Executive Compensation", is incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2000, under the caption "Security Ownership of Certain Beneficial Owners and Management", is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual
Meeting of Shareholders to be held on May 10, 2000, under the captions "Related Party Transactions" and "Indebtedness of Management", is incorporated by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements and Supplementary Financial Information

     The following consolidated/combined financial statements of the corporation are included in Part II, Item 8 of this Form 10-K:

     Consolidated/Combined Statement of Income                   32
     Consolidated/Combined Balance Sheet                         33
     Consolidated/Combined Statement of Cash Flows               34
     Notes to Consolidated/Combined Financial Statements         35
     Report of Independent Accountants                           59
     Report of Management                                        60
     Supplementary Financial Information                         61

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


INDEX TO EXHIBITS

Exhibit
Designation  Nature of Exhibit
-----------  -----------------

2.1 Purchase and Sale Agreement by and between S.D. Warren Company as seller and Plum Creek Timber Company, L.P. as purchaser dated as of October 5, 1998. (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1998).

2.2 Amended and Restated Agreement and Plan of Conversion, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc., Plum Creek Timber Company, L.P. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28,
             1999).

2.3 Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, L.P., Plum Creek Acquisitions Partners, L.P. and Plum Creek Timber Company, Inc. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).

2.4 Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28,
             1999).

3.1          Certificate of Incorporation of Plum Creek Timber Company, Inc.
             (Form 10-Q, File No. 1-10239, for the quarter ended September 30,
             1999).

3.2          Amended and Restated By-laws of Plum Creek Timber Company, Inc.
             (Form S-4, Regis. No.  333-71371, filed January 28, 1999).

4.1 Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company, L. P.
             (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Senior Note Agreement, dated May 31, 1989, 11 1/8 percent Senior Notes due June 8, 2007, Plum Creek Timber Company, L.P. (Form 8 Amendment No. 1, for the year ended December 31, 1990).
             Amendment No. 2, consent and waiver dated September 1, 1993 to the Senior Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). Amendment No. 3, Senior Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Senior Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30, 1997). Senior Note Agreement Amendment effective July 1, 1999 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1999).

4.2 Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc. (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1989). Amendment No. 1, consent and waiver dated January 1, 1991 to Mortgage Note Agreement, dated May 31, 1989, 11 1/8 percent First Mortgage Notes due June 8, 2007, Plum Creek Manufacturing, Inc., now Plum Creek Manufacturing, L.P. (Form 8 Amendment No. 1, for the year ended December 31, 1990). Amendment No. 2, consent and waiver dated September 1, 1993 to the Mortgage Note Agreement (Form 10-K/A, Amendment No. 1, for the year ended December 31,
             1993). Amendment No. 3, Mortgage Note Agreement Amendment dated May 20, 1994 (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Amendment to Mortgage Note Agreement dated June 15, 1995 (Form 10-Q, No. 1-10239, for the quarter ended
             September 30, 1995).   Mortgage Note Agreement Amendment dated
             May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Mortgage Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the quarter ended September 30,
             1997). Mortgage Note Agreement Amendment effective July 1, 1999 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1999).

4.3 Senior Note Agreement, dated August 1, 1994, 8.73% Senior Notes due August 1, 2009, Plum Creek Timber Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). Senior Note Agreement Amendment dated as of October 15, 1995 (Form 10-K, No. 1-10239, for the year ended December 31, 1995). Senior Note Agreement Amendment dated May 31, 1996 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1996). Senior Note Agreement Amendment dated April 15, 1997 (Form 10-Q, No. 1-10239, for the
             quarter ended September 30, 1997).   Senior Note Agreement
             Amendment effective July 1, 1999 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1999).

4.4 Senior Note Agreement, dated as of November 13, 1996, $75 million Series A due November 13, 2006, $25 million Series B due November 13, 2008, $75 million Series C due November 13, 2011, $25 million Series D due November 13, 2016 (Form 10-K, No. 1-10239, for the year ended December 31, 1996). Senior Note Agreement Amendment effective July 1, 1999 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1999).

4.5 Senior Note Agreement, dated as of November 12, 1998, Series E due February 12, 2007, Series F due February 12, 2009, Series G due February 12, 2011 (Form 8-K and 8 K/A, File No. 1-10239, dated November 12, 1998). Senior Note Agreement Amendment effective July 1, 1999 (Form 10-Q, No. 1-10239, for the quarter ended June 30, 1999).

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

10.6+ Deferred Compensation Plan for Directors, PC Advisory Corp. I (Form 10-K/A, Amendment No. 1, for the year ended December 31,
              1994).

10.7+ Plum Creek Director Unit Ownership and Deferral Plan (Form 10-K, No. 1-10239, for the year ended December 31, 1996).

10.8+ 1998 Long-Term Incentive Plan, Plum Creek Management Company, L.P.(Form 10-Q, No. 1-10239, for the quarter ended June 30, 1998).

10.9* Secured Promissory Note between Rick R. Holley and Plum Creek Timberlands, L.P.

10.10* Secured Promissory Note between Charles P. Grenier and Plum Creek Timberlands, L.P.

10.11* Secured Promissory Note between William R. Brown and Plum Creek Timberlands, L.P.

10.12* Secured Promissory Note between Michael J. Covey and Plum Creek Timberlands, L.P.

18.1* Letter re change in accounting principle from PricewaterhouseCoopers LLP

21*           Subsidiaries of the Registrant.

27* Financial Data Schedule for the year ended December 31, 1999. See attached exhibit.


b)  Reports on Form 8-K
-----------------------

     Plum Creek Timber Company, Inc. filed a current report on Form 8-K dated October 5, 1999, in which it announced it had signed a letter of intent to sell approximately 90,000 acres of timberlands to Crown Pacific Parnters, L.P.

     Plum Creek Timber Company, Inc. filed a current report on Form 8-K dated October 19, 1999, in which it attached its press release announcing earnings for the nine months and third quarter ended September 30, 1999.

     Plum Creek Timber Company, Inc. filed a current report on Form 8-K dated December 2, 1999, in which it advised that the deadline for the submission of shareholder proposals for inclusion in the Registrant's year 2000 Annual Meeting proxy materials was January 10, 2000.


                                  SIGNATURES

Pursuant to the requirements of Section 13 (or 15(d)) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          PLUM CREEK TIMBER COMPANY, INC.
                             (Registrant)


                 BY:  /s/ RICK R. HOLLEY
                    --------------------
                    Rick R.  Holley
                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


By  /s/ DAVID D. LELAND         Chairman of the Board       February 25, 2000
--------------------------------                            -----------------
  David D. Leland                                           Date

By  /s/ IAN B. DAVIDSON         Director                    February 25, 2000
--------------------------------                            -----------------
  Ian B. Davidson                                           Date

By  /s/ CHARLES P. GRENIER      Executive Vice President,   February 28, 2000
--------------------------------Director                    -----------------
  Charles P. Grenier                                        Date

By  /s/ RICK R. HOLLEY          President and Chief         February 25, 2000
--------------------------------Executive Officer, Director -----------------
  Rick R. Holley                                            Date

By  /s/ JOHN G. MCDONALD        Director                    February 25, 2000
--------------------------------                            -----------------
  John G. McDonald                                          Date

By  /s/ HAMID R. MOGHADAM       Director                    February 28, 2000
--------------------------------                            -----------------
  Hamid R. Moghadam                                         Date

By  /s/ WILLIAM E. OBERNDORF    Director                    February 29, 2000
--------------------------------                            -----------------
  William E. Oberndorf                                      Date

By  /s/ WILLIAM J. PATTERSON    Director                    February 28, 2000
--------------------------------                            -----------------
  William J. Patterson                                      Date

By  /s/ JOHN H. SCULLY          Director                    February 27, 2000
--------------------------------                            -----------------
  John H. Scully                                            Date

By  /s/ WILLIAM R. BROWN        Executive Vice President    February 25, 2000
--------------------------------and Chief Financial         -----------------
  William R. Brown              Officer, (Principal         Date
                                Financial and Accounting
                                Officer)