Form 10-Q
period 2000-03-31
PLUM CREEK TIMBER CO INC
filed 2000-05-04
CIK 849213

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q


      (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

              Yes   X                       No
                 ------                       ------

The number of outstanding shares of the registrant's common stock as of May 1,2000 was 68,572,009. The number of outstanding shares of special voting stock as of May 1, 2000 was 634,566.


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED / COMBINED STATEMENT OF INCOME
                (UNAUDITED)


                                                Quarter Ended March 31,
                                                -----------------------
                                                  2000           1999
                                                 (REIT)          (MLP)
                                                 ------          -----

                                        (In Thousands, Except Per Share / Unit)
Revenues .............................	     $   58,951       $  178,221
                                             ----------       ----------

Costs and Expenses:
    Cost of Goods Sold ...............           16,503          129,395
    Selling, General and Administrative           3,449           10,443
                                             ----------       ----------
    Total Costs and Expenses .........           19,952          139,838
                                             ----------       ----------
Operating Income .....................           38,999           38,383

Interest Expense .....................          (11,916)         (18,525)
Interest Income ......................            1,507              389
Gain (Loss) on Disposition of Assets-
 Net .................................           49,688              209
Reorganization Costs .................                0           (2,651)
Other (Expense) Income - Net .........              133              (53)
                                             ----------       ----------

Income before Income Taxes, Equity in
    Earnings of Unconsolidated Subsidiaries
    and Preferred Stock Dividends and
    Cumulative Effect of Accounting
    Change ...........................           78,411           17,752

(Provision) Benefit for Income Taxes .                0             (174)

Equity in Earnings of Unconsolidated
    Sudsidiaries and Preferred Stock
    Dividends ........................            2,168                0
                                             ----------       ----------

Net Income before Cumulative Effect of
    Accounting Change ................       $   80,579       $   17,578

Cumulative Effect of Accounting Change                0           12,169
                                             ----------       ----------

Net Income ...........................       $   80,579       $   29,747

General Partner Interest .............                0            8,534
                                             ----------       ----------

Net Income Allocable to Common Shareholders/
    Unitholders ......................       $   80,579       $   21,213
                                             ----------       ----------
                                             ----------       ----------

Income Allocable to Common Shareholders/
    Unitholders per Share before Cumulative
    Effect of Accounting Change.......       $     1.16       $     0.20
                                             ----------       ----------
                                             ----------       ----------

Cumulative Effect of Accounting Change
    per Share/Unit....................               -        $     0.26
                                             ----------       ----------
                                             ----------       ----------

Net Income per Share/Unit ............       $     1.16       $     0.46
                                             ----------       ----------
                                             ----------       ----------

Dividends Declared Per Share/Unit ....       $     0.57       $     0.57
                                             ----------       ----------
                                             ----------       ----------

Weighted average number of Shares/Units
    outstanding-Basic and Diluted ....           69,207           46,323
                                             ----------       ----------
                                             ----------       ----------

See accompanying Notes to Consolidated / Combined Financial Statements



PLUM CREEK TIMBER COMPANY, INC.
  CONSOLIDATED BALANCE SHEET
         (UNAUDITED)

                                             March 31,        December 31,
                                               2000              1999
                                              (REIT)            (REIT)
                                              ------            ------

                                          (In Thousands, except share data)
ASSETS
Current Assets:
    Cash and Cash Equivalents ........       $  177,310       $  115,389
    Accounts Receivable ..............                0              828
    Investments in Grantor Trusts ....           13,797           13,721
    Other Current Assets .............              845            3,378
                                             ----------       ----------
                                                191,952          133,316

Timber and Timberlands -  Net ........          989,871        1,010,524
Property, Plant and Equipment - Net ..            1,171            1,203
Investment in Unconsolidated
  Subsidiaries .......................           96,692          100,202
Other Assets .........................            4,666            5,511
                                             ----------       ----------
    Total Assets .....................       $1,284,352       $1,250,756
                                             ----------       ----------
                                             ----------       ----------

LIABILITIES
Current Liabilities:
    Current Portion of Long-Term Debt        $    6,135       $    6,127
    Accounts Payable .................              917            1,674
    Related Party Payables ...........           17,124           26,522
    Interest Payable .................           11,521            9,623
    Taxes Payable ....................            3,330            2,034
    Liabilities Associated with
      Grantor Trust ..................           13,809           13,411
    Deferred Income ..................            7,859            8,556
    Other Current Liabilities ........            6,383            6,257
                                             ----------       ----------
                                                 67,078           74,204

Long-Term Debt .......................          565,832          565,950
Line of Credit .......................           77,000           77,000
Workers' Compensation Liabilities ....              225              225
Other Liabilities ....................              361              330
                                             ----------       ----------
    Total Liabilities ................          710,496          717,709
                                             ----------       ----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value,
    authorized shares - 75 million,
    outstanding - none ...............                0                0
Common Stock, $0.01 par value,
    authorized shares - 300 million,
    outstanding - 68,572,009 .........              686              686
Special Voting Stock, $0.01 par value,
    convertible to common stock,
    authorized and outstanding -
    634,566 ..........................                6                6
Additional Paid-In Capital ...........          522,244          522,244
Retained Earnings ....................           50,717            9,586
Other Equity .........................              203              525
                                             ----------       ----------
    Total Stockholders' Equity........          573,856          533,047
                                             ----------       ----------
    Total Liabilities and
     Stockholders' Equity ............       $1,284,352       $1,250,756
                                             ----------       ----------
                                             ----------       ----------

See accompanying Notes to Consolidated / Combined Financial Statements



      PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED / COMBINED STATEMENT OF CASH FLOWS
               (UNAUDITED)

                                                 Quarter Ended March 31,
                                                 -----------------------
                                                  2000            1999
                                                 (REIT)           (MLP)
                                                 ------           -----

                                                   (In Thousands)
Cash Flows From Operating Activities:
Net Income ............................      $   80,579       $   29,747
Adjustments to Reconcile Net Income to
    Net Cash Provided By Operating Activities:
    Depreciation, Depletion
     and Amortization .................          10,217           19,129
    Cumulative Effect of Accounting
     Change ...........................               0          (12,169)
    (Gain) Loss on Asset Dispositions-
     Net ..............................         (49,688)            (209)
    Equity in Earnings of
     Unconsolidated Subsidiaries and
     Preferred Stock Dividends ........          (2,168)               0
    Preferred Stock Dividends .........           3,919                0
    Working Capital Changes:
     Accounts Receivable ..............             828           (3,658)
     Inventories ......................               0             (549)
     Timber Contract Deposits and Other
      Current Assets...................           2,457              633
     Accounts Payable .................            (757)             545
     Deferred Income ..................            (697)               0
     Other Accrued Liabilities.........           3,218              790
    Other .............................           1,835              826
                                             ----------       ----------
Net Cash Provided By Operating Activities        49,743           35,085
                                             ----------       ----------


Cash Flows From Investing Activities:
    Additions to Properties ...........          (3,227)          (7,799)
    Proceeds from Asset Dispositions ..          62,952              896
    Advances/Distributions with
     Unconsolidated Subsidiaries ......          (7,638)               0
                                             ----------       ----------
Net Cash Provided By (Used In)
 Investing Activities .................          52,087           (6,903)
                                             ----------       ----------

Cash Flows From Financing Activities:
    Cash Distributions ................         (39,448)         (35,458)
    Retirement of Long-Term Debt ......            (111)               0
    Borrowings on Line of Credit ......          77,000          142,000
    Repayments on Line of Credit ......         (77,000)        (142,000)
    Other .............................            (350)               0
                                             ----------       ----------
Net Cash Used In Financing Activities .         (39,909)         (35,458)
                                             ----------       ----------


Increase (Decrease) In Cash and
 Cash Equivalents .....................          61,921           (7,276)
Cash and Cash Equivalents:
    Beginning of  Period ..............         115,389          113,793
                                             ----------       ----------

    End of Period .....................      $  177,310       $  106,517
                                             ----------       ----------
                                             ----------       ----------

Supplementary Cash Flow Information
-----------------------------------

Noncash activities:
    Distribution of common stock from
     deferred incentive compensation
     plan for payment of liability.....      $   1,284

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

Following the REIT conversion, the corporation owns and manages approximately
3.2 million acres of timberlands in the Northwest, Southern and Northeast United States, and the unconsolidated subsidiaries own and operate eleven wood product conversion facilities in the Northwest and Southern United States, as well as approximately 21,500 acres of higher and better use lands.

The consolidated financial statements include all the accounts of the REIT and its wholly owned subsidiaries. The unconsolidated subsidiaries are accounted for by the REIT under the equity method of accounting. All significant intercompany transactions have been eliminated in the consolidation.

The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the corporation's 1999 annual report on Form 10-K include a summary of significant accounting policies of the corporation and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Earnings per share (unit) is computed by dividing net income allocable to common stockholders (unitholders) by the weighted average number of common shares (units) outstanding for the period. The weighted average number of shares (units) outstanding was 69,206,575 for the three months ended March 31, 2000 and 46,323,300 for the three months ended March 31, 1999.

In the fourth quarter of 1999, the corporation changed its accounting policy to capitalize certain timber reforestation costs and other costs associated with the planting and growing of timber that were previously expensed. The new capitalization policy was applied retroactively as of January 1, 1999, and resulted in a restatement of first quarter 1999 results for the cumulative effect of the accounting change from June 1989 through December 31, 1998. The cumulative effect of this restatement increased first quarter 1999 net income by $12.2 million or $0.26 per unit. Furthermore, the first quarter 1999's operating income was restated to reflect the new accounting method. The impact of this restatement decreased operating income in the first quarter of 1999 by $0.3 million.


2.  Timber and Timberlands and Property, Plant and Equipment

     Timber and timberlands consisted of the following (in thousands):

                                                March 31,     December 31,
                                                  2000           1999
                                                 ------         ------

          Timber and logging roads - net       $  868,271     $  887,417
          Timberlands                             121,600        123,107
                                                ---------      ---------
             Timber and Timberlands - net      $  989,871     $1,010,524
                                                ---------      ---------
                                                ---------      ---------

     Property, plant and equipment consisted of the following (in thousands):

                                                March 31,     December 31,
                                                  2000           1999
                                                 ------         ------

          Land, buildings and improvements       $  1,184       $  1,184
          Machinery and equipment                     699            699
                                                    -----          -----
                                                    1,883          1,883
          Accumulated depreciation                   (712)          (680)
                                                    -----          -----
             Property, Plant and Equipment - net $  1,171       $  1,203
                                                    -----          -----
                                                    -----          -----

In January 2000, the corporation sold approximately 90,000 acres of timberlands and higher and better use lands near St. Maries, Idaho for approximately $73 million. The sale resulted in approximately $8.8 million of operating income (portion of sales proceeds related to higher and better use land) and $49.7 million of gain on sale of assets.


3.  Investment in Equity of Unconsolidated Subsidiaries and Preferred Stock

In connection with the REIT conversion in 1999, substantially all of the partnership's assets and associated liabilities related to the manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate taxable subsidiaries in exchange for preferred stock and nonvoting common stock. The corporation's equity earnings and preferred stock dividends from the unconsolidated subsidiaries for the three months ended March 31, 2000, is comprised of the following (in thousands):

          Share of Equity Earnings (Losses)                   $ (2,720)
          Preferred Stock Dividends                              3,919
          Amortization of difference between carrying
            amount and share of underlying equity                  969
                                                                 -----
          Total Equity Earnings and Preferred Stock Dividends $  2,168
                                                                 -----
                                                                 -----

Summarized combined financial data for the unconsolidated subsidiaries' operations as of and for the quarter ended March 31, 2000 are as follows (in thousands):

          Current Assets                                     $ 139,050
          Noncurrent Assets                                    218,298
          Current Liabilities                                   69,948
          Noncurrent Liabilities                               157,871

          Revenues                                           $ 178,910
          Gross Profit                                          14,023
          Operating Income                                       5,443
          Interest Expense                                       4,757
          Income Tax Benefit                                       450
          Net Income                                             1,085

Gross profit includes depreciation and amortization expense of $7.5 million. The Income Tax Benefit includes a benefit of $0.7 million related to interest expense that is allowed for tax purposes but eliminated for financial reporting purposes. For the three months ended March 31, 2000, the unconsolidated subsidiaries had capital expenditures of $5.5 million and revenues reported by the corporation that were also included in the revenues of the unconsolidated subsidiaries amounted to $47.1 million.


4.  Borrowings

As of March 31, 2000, we had $77.0 million of borrowings under our revolving line of credit. Subject to customary covenants, the line of credit allows us to borrow from time to time up to $225 million, including up to $20 million of standby letters of credit, through December 13, 2001. As of March 31, 2000, $148 million remained available for borrowing under the line of credit and we had no outstanding standby letters of credit. As of April 7, 2000, we repaid $77.0 million of borrowings on the line of credit.


5.  Commitments and Contingencies

In June 1999, the partnership and its general partner settled previously disclosed unitholder litigation relating to the REIT conversion. The settlement obligates the former general partner to pay up to $30 million into a fund for distribution to eligible unitholders if specified five-year financial targets of the corporation are not met. Payments by the former general partner, if any, would generally be made following the end of the five-year period, on or about April 15, 2004, and may be accelerated upon the occurrence of an extraordinary transaction.

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


6.  Stock Incentive Plan

During the first quarter 2000, the Board of Directors approved a new Stock Incentive Plan. The adoption of the Plan is subject to shareholder approval. If approved, the Plan will replace the Long-Term Incentive and Key Employee Long-Term Incentive Plans adopted by the partnership in 1998. The total number of shares of common stock reserved and eligible for issuance under the Plan is 3,425,000. The Plan provides for the award of non-qualified stock options, dividend equivalents, restricted stock and value management awards. The dividend equivalents and value management awards are performance based plans in which participants are eligible for varying levels of cash and stock award payments, dependent upon attaining certain performance targets.


7.  Segment Information

The table below presents information about reported segments for the quarters ended (in thousands):

                Northern    Southern                          Land
                Resources   Resources   Lumber     Panel      Sales     Total
                ---------   ---------   ------     -----      -----     -----

March 31, 2000
--------------
External
  revenues      $ 43,230   $ 10,010   $ 85,088   $ 40,695   $ 11,729   $190,752
Intersegment
  revenues        31,889      9,811                                      41,700
Operating
   income         26,767      7,458      2,443      3,042     10,505     50,215

March 31, 1999
--------------
External
  revenues      $ 45,021   $ 12,269   $ 79,481   $ 40,286   $  1,164   $178,221
Intersegment
  revenues        33,118      8,102                                      41,220
Operating
  income          27,608      5,825      3,555      4,951        731     42,670


A reconciliation of total operating income to combined income before income taxes, for the quarters ended March 31, is as follows (in thousands):

                                                     2000        1999
                                                     ----        ----
Total segment operating income                    $ 50,215    $ 42,670
Operating income recognized by
  unconsolidated subsidiaries                       (5,443)
Interest expense - net                             (10,409)    (18,136)
Gain (loss) on disposition of
  assets - net                                      49,688         209
Corporate and other unallocated
  income (expenses)                                 (5,640)     (6,991)
                                                    -------     -------
Income before income taxes and equity
in earnings of unconsolidated subsidiaries,
preferred stock dividends and cumulative
effect of accounting change                       $ 78,411    $ 17,752
                                                   -------     -------
                                                   -------     -------



8.  Subsequent Events

On April 25, 2000, the board of directors authorized the corporation to make a dividend distribution of $0.57 per share. Total dividends will approximate $39.4 million and will be paid on May 30, 2000, to stockholders of record on May 17, 2000.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

Forward-Looking Statements
--------------------------

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, which are generally identified by words such as "may," "should," "seeks," "believes," "expects," "intends," "estimates," "projects," "strategy" and similar expressions or the negative of those words. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the statements.
These risks and uncertainties, many of which are not within the corporation's control, include, but are not limited to, the cyclical nature of the forest products industry, our ability to harvest our timber, our ability to execute our acquisition strategy, and regulatory constraints. These risks are detailed from time to time in our Securities and Exchange Commission filings.
 Forward-looking statements speak only as of the date made, and neither the corporation nor its management undertakes any obligation to update or revise any forward-looking statements. It is likely that if one or more of the risks and uncertainties materializes, the current expectations of the corporation and its management will not be realized.


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

The corporation's financial statements reflect the deconsolidation of the manufacturing and harvesting operations along with some higher and better use land sales effective July 1, 1999. Therefore, the statement of income and the statement of cash flows for the quarter ended March 31, 2000, are not comparable to prior period financial statements. However, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," the corporation has the same five reportable business segments as the former registrant. Furthermore, the segment disclosure has been prepared on a basis consistent with that of the partnership.



RESULTS OF OPERATIONS

When we refer to "we," "us" or "our," we mean Plum Creek Timber Company, Inc. and, where appropriate, its consolidated and unconsolidated subsidiaries and its predecessor, Plum Creek Timber Company, L.P. When we refer to the "corporation," we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries.

First Quarter 2000 Compared to First Quarter 1999

The following table compares operating income by segment for the quarters ended March 31:

                       Operating Income by Segment
                             (In Thousands)
                                               2000          1999
                                            ----------    ----------

     Northern Resources                     $  26,767     $  27,608
     Southern Resources                         7,458         5,825
     Lumber                                     2,443         3,555
     Panel                                      3,042         4,951
     Land Sales                                10,505           731
                                              -------       -------
     Total Segment Operating Income            50,215        42,670
     Other Costs & Eliminations                (5,773)       (4,287)
                                              -------       -------
     Total Combined Operating Income           44,442        38,383
     Less Operating Income recognized
      by Unconsolidated Subsidiaries           (5,443)
                                              -------       -------
     Operating Income                       $  38,999     $  38,383
                                              -------       -------
                                              -------       -------

The accounting policies of the segments are substantially the same as those described in Note 1 of the Notes to Financial Statements in the 1999 annual report on Form 10-K. For segment purposes, however, inventories are stated at the lower of average cost or market on the first-in, first-out ("FIFO") method. Therefore, the difference in computing cost of goods sold under the LIFO and FIFO methods is included in "Other Costs & Eliminations."

Northern Resources Segment
--------------------------
Revenues decreased by $3.0 million, or 4%, to $75.1 million in the first quarter 2000, compared to $78.1 million in the first quarter 1999. This decline was primarily due to lower log sales volume in the Rocky Mountain and Cascade Regions, offset in part by higher log prices in the Rocky Mountain Region and higher log sales volume in the Northeastern Region. Log sales volume in the Rocky Mountain Region decreased by 19% primarily due to better harvesting conditions during the first quarter 1999 compared to the first quarter 2000 and a planned reduction in harvest levels as a result of the sale of approximately 90,000 acres of timberlands near St. Maries, Idaho in January 2000. Log prices in the Rocky Mountain Region increased by 10% primarily due to the reduced supply of logs in the region as a result of declining federal and state timber sales. In the Northeastern Region, sawlog sales volume increased by 25% and pulp log sales volume increased by 15%, primarily as a result of shifting volume planned for later in the year into the first quarter to take advantage of strong log prices.

Northern Resources Segment operating income was 36% as a percentage of its revenues for the quarter ended March 31, 2000, and 35% for the quarter ended March 31, 1999. Northern Resources Segment costs and expenses decreased by $3.3 million, or 7%, to $47.2 million in 2000, compared to $50.5 million in This decrease was primarily due to lower log sales volume in the Rocky Mountain and Cascade Regions, offset in part by higher log sales volume in the Northeastern Region.

Southern Resources Segment
--------------------------
Revenues decreased by $0.6 million, or 3%, to $19.8 million in the first quarter of 2000, compared to $20.4 million in the first quarter of 1999.
This decrease was primarily due to lower pulp log sales volume and a $0.8 million decline in chip revenues, offset in part by higher saw log sales volume. Pulp log sales volume decreased by 16%, primarily due to the overall 8% planned reduction in harvest levels for the year. In-woods chipping operations were significantly reduced in the first quarter of 2000 primarily due to weak chip prices. Sawlog sales volume increased by 9%, primarily due to increased internal log sales as a result of improved lumber production at our Joyce sawmill.

Southern Resources Segment operating income as a percentage of its revenues was 38% for the quarter ended March 31, 2000 and 29% for the same period in This increase was primarily due to sawlogs representing 45% of the total log sales during the first quarter of 2000, compared to 39% in the first quarter of 1999. The profit margin on sawlogs is significantly higher than the margin on pulp logs. Southern Resources Segment costs and expenses decreased by $2.1 million, or 14%, to $12.4 million in 2000, compared to $14.5 million in 1999. This decrease was primarily due to lower pulp log sales volume and curtailed in-woods chipping operations.

Lumber Segment
--------------
Revenues increased by $5.6 million, or 7%, to $85.1 million in the first quarter of 2000, compared to $79.5 million in the prior year first quarter. This increase was primarily due to a 23% increase in Southern lumber sales volume and a 5% increase in Northwest lumber prices, offset in part by an approximate 45% decline in Northwest chip prices. Southern lumber sales volume increased primarily due to an approximate 11 MMBF (33%) increase in production volume at our newly reconfigured sawmill at Joyce, Louisiana. Northwest lumber prices increased primarily due to a temporary decline in the supply of boards. Revenues from chip sales in our Northwest region decreased by approximately $2.4 million, or 40%. This decline was primarily due to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer.

Lumber Segment operating income was 3% as a percentage of its revenues for the quarter ended March 31, 2000, and 4% in the first quarter of 1999. Lumber Segment costs and expenses increased by $6.7 million, or 9%, to $82.6 million in the first quarter of 2000, compared to $75.9 million in same quarter of This increase was primarily due to increased lumber sales volume at our Joyce, Louisiana sawmill and higher log costs at our Northwest lumber facilities.

Panel Segment
-------------
Revenues increased by $0.4 million, or 1%, to $40.7 million in the first quarter of 2000, compared to $40.3 million in the first quarter of 1999. This increase was primarily due to a 10% increase in MDF prices and a 9% increase in MDF sales volume, offset in part by a 5% decline in plywood prices and $0.8 million decline in chip revenues. MDF prices improved primarily due to continued growth in demand and a relatively stable supply. MDF demand is expected to grow by 12% during 2000, with premium grade boards experiencing the strongest growth. Plywood prices declined primarily due to weaker demand. The demand for plywood has declined primarily due to a greater percentage of contractors using oriented strand board for home construction. OSB now accounts for approximately 75% of the panels used in the housing market, and this percentage is expected to continue to grow. Plywood chip prices declined by approximately 45% primarily due to the expiration of a minimum pricing provision under a long-term chip supply agreement.

Panel Segment operating income was 7% as a percentage of its revenues for the quarter ended March 31, 2000, and 12% for the same period in 1999. This decline was primarily due to lower plywood prices, higher plywood log costs, and lower plywood chip revenues, offset in part by higher MDF prices. Panel Segment costs and expenses increased by $2.4 million, or 7%, to $37.7 million in the first quarter of 2000, compared to $35.3 million in the first quarter of 1999. This increase was primarily due to a 7% increase in log costs for the plywood operations and higher MDF sales volumes.

Land Sales Segment
------------------
Revenues increased by $10.5 million to $11.7 million in the first quarter of 2000, compared to $1.2 million in the first quarter of 1999. First quarter 2000 land sales revenues included proceeds of $9.7 million for higher and better use lands that were sold as part of the approximately 90,000 acre sale of timberlands near St. Maries, Idaho. See
Note 2 of the Notes to Financial Statements.

Land Sales Segment operating income was 90% as a percentage of its revenues for the quarter ended March 31, 2000, and 63% for the same period in 1999. Land Sales Segment costs and expenses increased by $0.8 million to $1.2 million in the first quarter of 2000, compared to $0.4 million in the same period of 1999.

Interest expense decreased by $6.6 million, or 36%, to $11.9 million, for the quarter ended March 31, 2000, compared to $18.5 million for the quarter ended March 31, 1999. This decrease was primarily due to the transfer of $170.1 million of debt to the unconsolidated subsidiaries in the REIT conversion and the repayment of borrowings under our line of credit with a portion of the proceeds from our November 1999 equity offering.

Interest income increased by $1.1 million to $1.5 million for the quarter ended March 31, 2000, compared to $0.4 million for the quarter ended March 31, 1999. This increase was primarily due to investing the proceeds from the January 2000 sale of approximately 90,000 acres of timberlands near St. Maries, Idaho and a portion of the proceeds from our November 1999 equity offering.



FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities totaled $49.7 million for the first three months of 2000 and $35.1 million for the first three months of 1999. As a result of the REIT conversion, net cash provided by operating activities for 2000 is not comparable with net cash provided by operating activities in 1999. Fundamental accounting and structural changes include the following:

     Substantially all of the working capital changes after the REIT conversion are reflected on the books of the unconsolidated subsidiaries. However, the working capital changes of the unconsolidated subsidiaries will indirectly impact the corporation because these working capital changes will change the amount of the advance between the corporation and the unconsolidated subsidiaries.

     The corporation's share of equity earnings from the unconsolidated subsidiaries is not reflected in its net cash provided by operating activities until the earnings are distributed as either preferred or common stock dividends. However, cash flow deficits or surpluses of the unconsolidated subsidiaries will be reflected on the corporation's cash flow statement as interest-bearing advances.

Net cash provided by operating activities for the first quarter of 2000 was $14.6 million above the prior year first quarter. This increase was primarily due to higher net income. After adjusting for the $49.7 million gain from the sale of timberlands near St. Maries, Idaho in 2000 and the $12.2 million cumulative effect of the accounting change in 1999, net income increased by $13.3 million.

We have an unsecured line of credit with a group of banks. Subject to customary covenants, the line of credit allows for borrowings from time to time of up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit. The line of credit matures on December 13, 2001 and bears a floating rate of interest. As of March 31, 2000, $77 million was outstanding with $148 million remaining available. As of April 7, 2000, $77 million of the borrowings on the line of credit were repaid.

On January 14, 2000, the corporation sold approximately 90,000 acres of timberlands and higher and better use lands near St. Maries, Idaho to Crown Pacific Limited Partnership for approximately $73 million. The sale resulted in approximately $8.8 million of operating income (portion of sales proceeds related to higher and better use land) and $49.7 million of gain on sale of assets. Proceeds from the sale will be used to acquire additional timberlands or reduce outstanding indebtedness.

Our borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the incurrence of indebtedness. In addition, the line of credit requires the maintenance of an interest coverage ratio. We were in compliance with these debt covenants as of March 31, 2000.

We will distribute $0.57 per share with respect to the first quarter of 2000, payable on May 30, 2000 to shareholders of record on May 17, 2000. Future distributions will be determined by our board of directors, in its sole discretion, based on our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions and other factors, including harvest levels and future acquisitions.

Cash required to meet our quarterly cash distributions, capital expenditures and principal and interest payments will be significant. Management believes that cash on hand, cash flows from continuing operations and borrowings under our line of credit will be sufficient to fund planned capital expenditures, distributions, and interest and principal payments for the next twelve months.

CAPITAL EXPENDITURES

The corporation's capital expenditures for the first three months of 2000 totaled $3.2 million. Total 2000 capital expenditures of the corporation are expected to be approximately $25 million and are primarily for logging roads, reforestation and other costs associated with the planting and growing of trees.

The unconsolidated subsidiaries' capital expenditures for the first three months of 2000 totaled $5.5 million. Total 2000 capital expenditures for the unconsolidated subsidiaries are expected to be approximately $58 million.
Year 2000 capital expenditures include approximately $47 million toward construction of a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana. The remaining $11 million of capital expenditures for the unconsolidated subsidiaries is for additional equipment and upgrades for our other manufacturing facilities.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------
Not Applicable.



PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
            -----------------

There is no pending or threatened litigation involving the corporation that we believe would have a material adverse effect on the corporation's financial position, results of operations or liquidity.


Items 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

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

3.1             Certificate of Incorporation of Plum Creek Timber Company, Inc.
                (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1999).

3.2             Amended and Restated By-laws of Plum Creek Timber Company, Inc.
                (Form S-4, Regis. No. 333-71371, filed January 28, 1999).

27*             Financial Data Schedule for the quarter ended March 31, 2000.
                See attached exhibit.


(b)   Reports on Form 8-K

The corporation filed a current report on Form 8-K dated January 11, 2000, announcing that its medium density fiberboard manufacturing subsidiary will add a thin-board production line to its existing MDF facility in Columbia Falls, Montana.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PLUM CREEK TIMBER COMPANY, INC.
                                    (Registrant)



                           By:     /s/ William R. Brown
                              ------------------------------
                                    WILLIAM R. BROWN
                                    Executive Vice President and
                                    Chief Financial Officer
                                   (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)




Date: May 3, 2000