Form 10-Q
period 2000-06-30
PLUM CREEK TIMBER CO INC
filed 2000-08-11
CIK 849213

Conformed Copy without Exhibits

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1912863
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

999 Third Avenue, Seattle, Washington 98104-4096
Telephone:  (206) 467-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

The number of outstanding shares of the registrant's common stock as of August 1, 2000 was 68,572,009. The number of outstanding shares of special voting common stock as of August 1, 2000 was 634,566.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED / COMBINED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
	2000	1999
	(REIT)	(MLP)

	(In Thousands, Except Per Share / Unit)

Revenues .............................................................................	$53,149	$184,349

Costs and Expenses:
Cost of Goods Sold .........................................................	16,455	127,298
Selling, General and Administrative ...................................	3,401	11,104
Total Costs and Expenses ................................................	19,856	138,402

Operating Income .................................................................	33,293	45,947

Interest Expense ...................................................................	(11,782)	(18,524)
Interest Income ....................................................................	1,496	221
Gain (Loss) on Disposition of Assets - Net .............................	222	0
Reorganization Costs ............................................................	0	(2,402)
Other (Expense) Income - Net ...............................................	29	(398)

Income before Income Taxes, Equity in Earnings (Loss) of
Unconsolidated Subsidiaries and Preferred Stock Dividends	23,258	24,844

(Provision) Benefit for Income Taxes ....................................	0	(811)

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
and Preferred Stock Dividends .........................................	(2,255)	0

Net Income ..........................................................................	$21,003	$24,033

General Partner Interest ........................................................	0	8,628

Net Income Allocable to Common Stockholders / Unitholders ..	$21,003	$15,405
	=========	==========

Net Income per Share / Unit - Basic & Diluted........................	$0.30	$0.33
	=========	==========

Dividends Declared Per Share / Unit.......................................	$0.57	$0.57
	=========	==========

Weighted average number of Shares/Units outstanding - Basic	69,192	46,323
	=========	==========
Weighted average number of Shares/Units outstanding-Dilutive	69,209	46,323
	=========	==========

See accompanying Notes to Consolidated / Combined Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED / COMBINED STATEMENT OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
	2000	1999
	(REIT)	(MLP)

	(In Thousands, Except Per Share / Unit)

Revenues .............................................................................	$112,100	$362,570

Costs and Expenses:
Cost of Goods Sold .........................................................	32,958	256,693
Selling, General and Administrative ...................................	6,850	21,547
Total Costs and Expenses ..............................................	39,808	278,240

Operating Income .................................................................	72,292	84,330

Interest Expense ...................................................................	(23,698)	(37,049)
Interest Income ....................................................................	3,003	610
Gain (Loss) on Disposition of Assets - Net .............................	49,910	0
Reorganization Costs ............................................................	0	(5,053)
Other (Expense) Income - Net ...............................................	162	(242)

Income before Income Taxes, Equity in Earnings (Loss) of
Unconsolidated Subsidiaries and Preferred Stock Dividends
and Cumulative Effect of Accounting Change ....................	101,669	42,596

(Provision) Benefit for Income Taxes ....................................	0	(985)

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
and Preferred Stock Dividends .........................................	(87)	0

Net Income before Cumulative Effect of Accounting
Change ...........................................................................	$101,582	$41,611

Cumulative Effect of Accounting Change ...............................	0	12,169

Net Income .........................................................................	$101,582	$53,780

General Partner Interest ........................................................	0	17,162

Net Income Allocable to Common Stockholders / Unitholders ..	$101,582	$36,618
	=========	==========

Income Allocable to Common Stockholders/Unitholders per
Share before Cumulative Effect of Accounting Change .......	$1.47	$0.53
	=========	==========

Cumulative Effect of Accounting Change per Share/Unit .........	$-	$0.26
	=========	==========

Net Income per Share / Unit - Basic & Diluted........................	$1.47	$0.79
	=========	==========

Dividends Declared Per Share / Unit.......................................	$1.14	$1.14
	=========	==========

Weighted average number of Shares/Units outstanding - Basic	69,199	46,323
Weighted average number of Shares/Units outstanding - Diluted	69,208	46,323

See accompanying Notes to Consolidated / Combined Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2000	1999
	(REIT)	(REIT)
	(UNAUDITED)
	(In Thousands, except share data)
ASSETS
Current Assets:
Cash and Cash Equivalents ..............................................	$126,178	$115,389
Accounts Receivable .......................................................	0	828
Related Party Receivables ................................................	5,531	0
Investments in Grantor Trusts ..........................................	13,022	13,721
Other Current Assets .......................................................	455	3,378
	145,186	133,316

Timber and Timberlands - Net ..............................................	986,699	1,010,524
Property, Plant and Equipment - Net .....................................	1,138	1,203
Investment in Unconsolidated Subsidiaries .............................	84,740	100,202
Other Assets ........................................................................	4,548	5,511
Total Assets ...................................................................	$1,222,311	$1,250,756
	=========	==========

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt .................................	$6,141	$6,127
Accounts Payable ...........................................................	1,726	1,674
Related Party Payables ....................................................	0	26,522
Interest Payable ..............................................................	9,563	9,623
Taxes Payable ................................................................	2,482	2,034
Liabilities Associated with Grantor Trust ...........................	12,768	13,411
Deferred Income .............................................................	1,492	8,556
Other Current Liabilities ...................................................	4,158	6,257
	38,330	74,204

Long-Term Debt ..................................................................	560,031	565,950
Line of Credit ......................................................................	68,000	77,000
Workers' Compensation Liabilities .........................................	225	225
Other Liabilities ....................................................................	499	330
Total Liabilities ...............................................................	667,085	717,709

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares - 75 million,
outstanding - none ...........................................................	0	0
Common Stock, $0.01 par value, authorized shares - 300 million,
outstanding - 68,572,009 ..................................................	686	686
Special Voting Stock, $0.01 par value, convertible to common stock,
authorized and outstanding - 634,566 ................................	6	6
Additional Paid-In Capital .....................................................	522,244	522,244
Retained Earnings ................................................................	32,272	9,586
Other Equity .......................................................................	18	525
Total Stockholders' Equity...............................................	555,226	533,047
Total Liabilities and Stockholders' Equity .........................	$1,222,311	$1,250,756
	=========	==========

See accompanying Notes to Consolidated / Combined Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED / COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2000	1999
	(REIT)	(MLP)

	(In Thousands)
Cash Flows From Operating Activities:
Net Income ..........................................................................	$101,582	$53,780
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization ..........................	18,918	36,344
Cumulative Effect of Accounting Change ..........................	0	(12,169)
(Gain) Loss on Asset Dispositions - Net ............................	(49,910)	(120)
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
and Preferred Stock Dividends........................................	87	0
Common and Preferred Stock Dividends ...........................	12,638	0
Working Capital Changes:

Accounts Receivable ......................................................	828	(11,260)
Inventories ....................................................................	0	9,868
Timber Contract Deposits and Other Current Assets..........	3,623	(1,415)
Accounts Payable ..........................................................	52	(455)
Deferred Income ...........................................................	(7,064)	0
Other Accrued Liabilities.................................................	(2,854)	(8,659)
Other .............................................................................	2,709	1,553
Net Cash Provided By Operating Activities .............................	80,609	67,467

Cash Flows From Investing Activities:
Additions to Properties .....................................................	(9,524)	(14,763)
Proceeds from Asset Dispositions .....................................	63,176	812
Advances/Distributions with Unconsolidated Subsidiaries ....	(29,317)	0
Net Cash Provided By (Used In) Investing Activities ...............	24,335	(13,951)

Cash Flows From Financing Activities:
Cash Distributions ...........................................................	(78,895)	(70,916)
Retirement of Long-Term Debt ........................................	(5,910)	(18,605)
Borrowings on Line of Credit ...........................................	145,000	310,900
Repayments on Line of Credit ..........................................	(154,000)	(292,500)
Other .............................................................................	(350)	0
Net Cash Used In Financing Activities ...................................	(94,155)	(71,121)

Increase (Decrease) In Cash and Cash Equivalents .................	10,789	(17,605)
Cash and Cash Equivalents:
Beginning of Period ........................................................	115,389	113,793

End of Period .................................................................	$126,178	$96,188
	=========	==========

Supplementary Cash Flow Information

Noncash activities:
Distribution of common stock from deferred incentive
compensation plan for payment of liability .......................	$1,303

See accompanying Notes to Consolidated / Combined Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Organization and Basis of Presentation

         On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a corporation. Plum Creek Timber Company, Inc., the new corporation and successor registrant, will elect to be treated for Federal income tax purposes as a real estate investment trust or "REIT." From and after the date of the REIT conversion, Plum Creek Timber Company, L.P. ceased to exist.

         In order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate subsidiaries of the corporation. The corporation is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through a combination of preferred stock and nonvoting common stock.

         The corporation owns and manages approximately 3.2 million acres of timberlands in the Northwest, Southern and Northeast United States, and the unconsolidated subsidiaries own and operate eleven wood product conversion facilities in the Northwest and Southern United States, as well as approximately 19,500 acres of higher and better use lands.

         The consolidated financial statements include all the accounts of the corporation and its wholly owned subsidiaries. The unconsolidated subsidiaries are accounted for by the corporation under the equity method of accounting. All significant intercompany transactions have been eliminated in the consolidation.

        The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a set of financial statements. The financial statements contained in the corporation's 1999 annual report on Form 10-K include a summary of significant accounting policies of the corporation and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

         In the fourth quarter of 1999, the corporation changed its accounting policy to capitalize certain timber reforestation costs and other costs associated with the planting and growing of timber that were previously expensed. The new capitalization policy was applied retroactively as of January 1, 1999, and resulted in a restatement of first quarter 1999 results for the cumulative effect of the accounting change from June 1989 through December 31, 1998. The cumulative effect of this restatement increased first quarter 1999 net income by $12.2 million or $0.26 per unit. Operating income for the second quarter of 1999 was restated to reflect the new accounting method. The impact of this restatement increased operating income in the second quarter of 1999 by $1.5 million and increased operating income for the six months ended June 30, 1999 by $1.2 million.

2.  Timber and Timberlands and Property, Plant and Equipment

         Timber and timberlands consisted of the following (in thousands):

	June 30, 2000	December 31, 1999
Timber and logging roads - net	$ 865,291	$ 887,417
Timberlands	121,408	123,107
Timber and Timberlands - net	$ 986,699	$1,010,524
	=======	========

         Property, plant and equipment consisted of the following (in thousands):

	June 30, 2000	December 31, 1999
Land, buildings and improvements	$ 1,184	$ 1,184
Machinery and equipment	699	699
	1,883	1,883
Accumulated depreciation	(745)	(680)
Property, Plant and Equipment - net	$ 1,138	$ 1,203
	=====	=====

         In January 2000, the corporation sold approximately 90,000 acres of timberlands and higher and better use lands near St. Maries, Idaho for approximately $73 million. The sale resulted in approximately $8.8 million of operating income (the portion of the sales proceeds related to higher and better use land) and $49.7 million of gain on sale of assets.

3.  Investment in Equity of Unconsolidated Subsidiaries and Preferred Stock

         In connection with the REIT conversion in 1999, substantially all of the partnership's assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate taxable subsidiaries in exchange for preferred stock and nonvoting common stock. The corporation's equity earnings and preferred stock dividends from the unconsolidated subsidiaries for the three months ended June 30, 2000 and for the six months ended June 30, 2000, is comprised of the following (in thousands):

	Three months	Six months
	Ended	Ended
	June 30, 2000	June 30, 2000
Share of Equity Earnings (Losses)	($ 6,392)	($ 9,112)
Preferred Stock Dividends	3,919	7,838
Amortization of difference between carrying amount and share of underlying equity	218	1,187
Total Equity Earnings (Losses) and Preferred Stock Dividends	($ 2,255)	($ 87)
	======	======

         Summarized combined financial data for the unconsolidated subsidiaries' operations as of and for the quarter and six months ended June 30, 2000 are as follows (in thousands):

Current Assets	$ 104,048
Noncurrent Assets	225,399
Current Liabilities	76,068
Noncurrent Liabilities	136,623

         Principal payments on long-term indebtedness in the amount of $21.3 million were made during the second quarter of 2000. Long-term debt, including the current portion, was $148.9 million as of June 30, 2000.

	Three months	Six months
	Ended	Ended
	June 30, 2000	June 30, 2000
Revenues	$ 154,862	$ 333,772
Gross Profit	7,655	21,678
Operating Income (Loss)	(1,104)	4,339
Interest Expense	4,598	9,355
Income Tax Benefit	2,569	3,019
Net Income (Loss)	(2,739)	(1,654)

        Gross profit includes depreciation and amortization expense of $7.0 million for the second quarter of 2000, and $14.4 million for the six months ended June 30, 2000. The Income Tax Benefit includes a benefit of $1.1 million for the six months ended June 30, 2000 and $0.4 million for the second quarter related to interest expense that is allowed for tax purposes but eliminated for financial reporting purposes. For the six months ended June 30, 2000, the unconsolidated subsidiaries had capital expenditures of $16.4 million. Revenues reported by the corporation that were also included in the revenues of the unconsolidated subsidiaries amounted to $41.6 million for the second quarter and $89.8 million for the six months ended June 30, 2000.

         In June 2000, an unconsolidated corporate subsidiary declared a $5 million dividend on its common stock. The corporation received $4.8 million of the dividend from its ownership of the non-voting common stock in the corporate subsidiary. The officers of the corporation owning the voting common stock of the corporate subsidiary received a dividend of $0.2 million. The officers used the $0.2 million to pay accrued interest and principal on loans made to them by the corporation.

4.  Borrowings

         As of June 30, 2000, we had $68.0 million of borrowings under our revolving line of credit. Subject to customary covenants, the line of credit allows us to borrow from time to time up to $225 million, including up to $20 million of standby letters of credit, through December 13, 2001. As of June 30, 2000, $157 million remained available for borrowing under the line of credit and we had no outstanding standby letters of credit. As of July 7, 2000, we had repaid $68.0 million of borrowings on the line of credit.

5.  Stock Incentive Plan

         During May 2000, the stockholders of the corporation approved a new Stock Incentive Plan. The plan replaces the Long-Term Incentive and Key Employee Long-Term Incentive Plans adopted by the partnership in 1998. The total number of shares of common stock reserved and eligible for issuance under the plan is 3,425,000. The plan provides for the award of non-qualified stock options, restricted stock, dividend equivalents and value management awards.

Stock Options

         Under the plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the corporation. Each stock option granted allows the recipient the right to purchase the corporation's common stock at the fair market value of the corporation's common stock on the date of the grant. Generally, the stock options have a ten-year term and vest over a four year period at a rate of 25% per year and are exercisable after vesting. Once granted, the exercise price of an option may not be reduced.

         On May 10, 2000, 332,450 stock options were granted to employees and officers of the corporation.

Restricted Stock

         Under the plan, restricted stock of the corporation may be awarded to certain officers and employees of the corporation. Restricted stock may not be sold, assigned, transfered, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the corporation with respect to voting and receipt of dividends during the restricted period. Termination of employment prior to the end of the restricted period will require the return of the restricted stock to the corporation. As of June 30, 2000, the corporation had issued and outstanding 25,250 shares of restricted stock.

Dividend Equivalents

         Under the plan, dividend equivalents may be granted in connection with stock options. Each dividend equivalent represents the right to receive a payment equal in value to the per-share dividend paid over a five year period by the corporation multiplied by the number of unexercised stock options. Payments relating to dividend equivalents are contingent upon the corporation's achieving a 13% total stockholder return on an annualized basis for 15 trading days out of any 30 trading day period in any given year. The total stockholder return computation consists of the corporation's stock price appreciation plus dividends paid. Payments related to the achievement of any performance goal will be made at the end of the five-year right period, and will be made half in cash and half in the corporation's common stock. On May 10, 2000 332,450 dividend equivalents were granted to employees and officers of the corporation.

         If a participant terminates employment prior to the end of the five-year right period, a cash payment will be made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited.

Value Management Awards

         Under the plan, value management awards provide incentive compensation to participants over a three-year period that is contingent upon performance measured against the performance of a peer group of forest product companies. Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the corporation's total stockholder return is below the 50th percentile of the peer group. The full value of the management award is earned if the corporation's total stockholder return is above the 75th percentile.

         On May 10, 2000, 49,350 value management units were awarded to employees and officers of the corporation. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is a sliding scale between 0% and 200% of the face value. At the end of the performance period, the awards will be paid 50% immediately after the performance period and 50% one year later. Each payment will be paid half in cash and half in the corporation's common stock. Generally, to be entitled to the payment, a participant must be employed by the corporation on the award payment dates.

         The corporation accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the corporation recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the date of the grant. The corporation generally recognizes compensation expense for restricted stock, dividend equivalents and value management awards based on the expected value of the award upon vesting and accrues the expense over the vesting period. Compensation expense for the above awards is based on estimates and may require adjustments to those estimates in future periods. Compensation expense in connection with the plan was $0.4 million for the six months ended June 20, 2000.

         Presented below is a summary of stock option plan activity for the six months ending June 30, 2000:

	Options	Wtd. avg. exercise price	Options exercisable	Wtd. avg. exercise price
Balance, December 31, 1999	-	-	-	-
Granted	332,450	25.625	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance, June 30, 2000	332,450	25.625	-	-

         The following table summarizes information for options outstanding and exercisable at June 30, 2000:

		Options Outstanding		Options Exercisable
Range of Prices	Number	Wtd. Avg remaining life	Wtd. avg. exercise price	Number	Wtd. avg. exercise price
$25.625	332,450	9.9 years	$25.625	-	-

         The weighted-average fair value at date of grant for options granted on May 10, 2000 is $2.93, and was estimated using the Black-Scholes option valuation model with the following assumptions.

Expected life in years	7
Risk-free interest rate	6.5%
Expected volatility	24%
Dividend yield	8.4%

         The corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation costs been determined based on the fair value at the grant date consistent with the provisions of this statement, the corporation's pro-forma net income and diluted earnings per share for the six months ended June 30, 2000 would have been as follows (in thousands, except per share data):

Net Income - as reported	$ 101,582
Net Income - pro forma	$ 101,546
Diluted earnings per share - as reported	$ 1.47
Diluted earnings per share - pro forma	$ 1.47

6.  Commitments and Contingencies

         In June 1999, Plum Creek Timber Company, L.P. and its general partner settled previously disclosed unitholder litigation relating to the REIT conversion. The settlement obligates the former general partner to pay up to $30 million into a fund for distribution to eligible unitholders if specified five-year financial targets of the corporation are not met. Payments by the former general partner, if any, would generally be made following the end of the five-year period, on or about April 15, 2004, and may be accelerated upon the occurrence of an extraordinary transaction.

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

7.  Segment Information

         The table below presents information about reported segments for the quarters ended June 30 (in thousands):

	Northern	Southern			Land
	Resources	Resources	Lumber	Panel	Sales	Total
June 30, 2000
External revenues	$ 31,023	$ 8,123	$ 76,798	$ 39,122	$ 11,380	$ 166,446
Intersegment revenues	20,346	9,611				29,957
Operating income	15,052	5,901	(1,837)	2,886	10,235	32,237
June 30, 1999
External revenues	$ 31,901	$ 13,611	$ 88,565	$44,357	$ 5,915	$ 184,349
Intersegment revenues	18,173	12,506				30,679
Operating income	12,989	10,020	6,725	8,067	5,428	43,229

         The table below presents information about reported segments for the six months ended June 30 (in thousands):

	Northern	Southern			Land
	Resources	Resources	Lumber	Panel	Sales	Total
June 30, 2000
External revenues	$ 73,125	$ 18,133	$ 161,886	$ 79,817	$ 23,109	$ 356,070
Intersegment revenues	52,235	19,422				71,657
Operating income	41,819	13,359	606	5,928	20,740	82,452
June 30, 1999
External revenues	$ 76,922	$ 25,880	$ 168,046	$ 84,643	$ 7,079	$ 362,570
Intersegment revenues	51,291	20,608				71,899
Operating income	40,597	15,845	10,280	13,018	6,159	85,899

         A reconciliation of total operating income to combined income before income taxes is as follows (in thousands):

Three months ended June 30,	2000	1999
Total segment operating income	$ 32,237	$ 43,229
Operating (income) loss recognized by unconsolidated subsidiaries	1,104
Interest expense - net	(10,286)	(18,303)
Gain (loss) on disposition of assets - net	222
Corporate and other unallocated income (expenses)	(19)	(82)
Income before income taxes and equity in earnings of unconsolidated subsidiaries and preferred stock dividends	$ 23,258	$ 24,844
	======	======

         A reconciliation of total operating income to combined income before income taxes is as follows (in thousands):

Six months ended June 30,	2000	1999
Total segment operating income	$ 82,452	$ 85,899
Operating (income) loss recognized by unconsolidated subsidiaries	(4,339)
Interest expense - net	(20,695)	(36,439)
Gain (loss) on disposition of assets - net	49,910
Corporate and other unallocated income (expenses)	(5,659)	(6,864)
Income before income taxes and equity in earnings of unconsolidated subsidiaries, preferred stock dividends and cumulative effect of accounting change	$ 101,669	$ 42,596
	=======	======

8.  Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the quarter ended June 30:

(In millions, except per share amounts)	2000	1999
Net income allocable to common stockholders	$ 21.0	$ 15.4
Denominator for basic earnings per share - weighted average shares	69.19	46.32
Effect of dilutive securities - stock options	0.01	-
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.01	-
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	69.21	46.32
Basic Earnings per Share	$0.30	$0.33
Dilutive Earnings per Share	$0.30	$0.33

        The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30:

(In millions, except per share amounts)	2000	1999
Net income allocable to common stockholders	$ 101.6	$ 36.6
Denominator for basic earnings per share - weighted average shares	69.20	46.32
Effect of dilutive securities - stock options	0.00	-
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.01	-
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	69.21	46.32
Basic Earnings per Share	$1.47	$0.79
Dilutive Earnings per Share	$1.47	$0.79

9.  Subsequent Events

         On July 18, 2000, our board of directors authorized the corporation to make a dividend distribution of $0.57 per share. Total dividends will equal approximately $39.4 million and will be paid on August 29, 2000 to stockholders of record on August 15, 2000.

         On July 18, 2000, we announced the signing of a definitive agreement to merge The Timber Company, a separate operating group that manages and operates the timber business of Georgia-Pacific Corporation, with and into us, with Plum Creek Timber Company, Inc. remaining as the surviving corporation. Generally, the assets and liabilities of The Timber Company are attributed under Georgia-Pacific Corporation's charter to the shareholders of The Timber Company under a tracking stock structure. Following the merger, we will own and manage over 7.9 million acres of geographically diverse timberlands within 19 states. Under the terms of the merger agreement, The Timber Company shareholders will receive 1.37 shares of the corporation's common stock for each share of The Timber Company stock. Based on Plum Creek Timber Company Inc.'s closing stock price of $27.375 on July 17, 2000, the overall transaction is valued at approximately $4.0 billion (including a $350 million note receivable) and $1.0 billion of debt. It is the intention of the parties that prior to the consummation of the merger that the $350 million note receivable will be monetized by issuing a note payable. The proceeds from the note payable will be used to reduce a portion of the debt. The transaction is subject to approval by the stockholders of the corporation and The Timber Company, and contingent upon receipt of a ruling from the Internal Revenue Service that the transaction is tax-free to the Georgia-Pacific Corporation, Plum Creek Timber Company, and to the shareholders of The Timber Company. The transaction is also subject to applicable governmental approvals and the satisfaction of customary closing conditions. Closing is expected by the end of the first quarter of 2001.

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

         The corporation's financial statements reflect the deconsolidation of the manufacturing and harvesting operations along with some higher and better use land sales effective July 1, 1999. Therefore, the statement of income and the statement of cash flows for the quarter and six months ended June 30, 2000, are not comparable to prior period financial statements. However, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," the corporation has the same five reportable business segments as the former registrant. Furthermore, the segment disclosure has been prepared on a basis consistent with that of the partnership.

Recent Events

         On July 18, 2000, the corporation and Georgia-Pacific Corporation announced the signing of a definitive agreement to merge The Timber Company into the corporation. The Timber Company is a separate operating group of Georgia-Pacific Corporation. See Note 9 of the Notes to Financial Statements.

         As described in "Results of Operations," pricing in our lumber and plywood markets continues to be weak and, if there were no improvement, could adversely affect our third quarter earnings and cash flow.

         In addition, as of August 10, 2000, our logging operations throughout the Rocky Mountain Region were curtailed due to fire risk as a result of extremely dry weather conditions. It is not possible to predict the extent or duration of the curtailment. If the fire restrictions last longer than approximately three to four weeks, the curtailment may adversely impact our third quarter earnings and cash flow.

RESULTS OF OPERATIONS

         When we refer to "we," "us" or "our," we mean Plum Creek Timber Company, Inc. and, where appropriate, its consolidated and unconsolidated subsidiaries and its predecessor, Plum Creek Timber Company, L.P. When we refer to the "corporation," we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries.

Second Quarter 2000 Compared to Second Quarter 1999

         The following table compares operating income by segment for the quarters ended June 30:

Operating Income by Segment
(In Thousands)

	2000	1999
Northern Resources	$ 15,052	$ 12,989
Southern Resources	5,901	10,020
Lumber	(1,837)	6,725
Panel	2,886	8,067
Land Sales	10,235	5,428
Total Segment Operating Income	32,237	43,229
Other Costs & Eliminations	(48)	2,718
Total Combined Operating Income	32,189	45,947
Plus Operating Loss recognized by Unconsolidated Subsidiaries	1,104
Operating Income	$ 33,293	$ 45,947
	======	======

         The accounting policies of the segments are substantially the same as those described in Note 1 of the Notes to Financial Statements in the corporation's 1999 annual report on Form 10-K. For segment purposes, however, inventories are stated at the lower of average cost or market on the first-in, first-out ("FIFO") method. Therefore, the difference in computing cost of goods sold under the LIFO and FIFO methods is included in "Other Costs & Eliminations."

         Northern Resources Segment. Revenues increased by $1.3 million, or 3%, to $51.4 million in the second quarter of 2000, compared to $50.1 million in the second quarter of 1999. This increase was primarily due to an increase in harvest levels in the Northeast Region and higher prices in the Northeast and Rocky Mountain Regions, offset in part by lower domestic log prices in the Cascade Region. Harvest levels in the Northeast Region increased 38% over the prior year second quarter primarily due to favorable weather conditions, which allowed us to harvest some volume that was planned for later in the year. Sawlog prices in the Northeast Region were 15% higher than in the prior year second quarter primarily due to improved demand caused by an increase in hardwood lumber mills in the region. Sawlog prices in the Rocky Mountain Region increased 5%, primarily due to the limited supply of logs in the region as a result of declining Federal and state timber sales and strong demand for lumber and plywood. Domestic log prices in the Cascade Region were 9% lower than in the prior year second quarter primarily due to weaker lumber markets.

         Northern Resources Segment operating income was 29% as a percentage of its revenues for the quarter ended June 30, 2000, and 26% for the quarter ended June 30, 1999. This increase was primarily due to higher volumes in the Northeast Region and higher prices in the Northeast and Rocky Mountain Regions, offset in part by lower prices in the Cascade Region. Northern Resources Segment costs and expenses decreased by $0.8 million, or 2%, to $36.3 million in 2000, compared to $37.1 million in 1999.

         Southern Resources Segment. Revenues decreased by $8.4 million, or 32%, to $17.7 million in the second quarter of 2000, compared to $26.1 million in the same quarter of 1999. This decrease was primarily due to a 33% decline in sawlog sales volume, a 21% decline in pulp log sales volume and an 11% decline in the sales price of pulp logs. The sawlog and pulp log sales volume decline was primarily due to the overall planned 9% reduction in harvest levels for the year and the excess supply of logs throughout the region due to the continuation of extremely favorable harvesting conditions. As a result of exceptionally dry weather conditions, timberland owners were able to increase harvest levels, which resulted in an abundant supply of logs, especially small dimension sawlogs. Pulp log prices declined primarily due to the excess supply of wood fiber throughout the region.

         Southern Resources Segment operating income was 33% as a percentage of its revenues for the quarter ended June 30, 2000, and 38% for the quarter ended June 30, 1999. This decline was primarily due to lower sawlog sales volume and lower pulp log sales prices. Southern Resources Segment costs and expenses decreased by $4.3 million, or 27%, to $11.8 million in 2000, compared to $16.1 million in 1999, primarily due to a decrease in sawlog and pulp log sales volumes.

         Lumber Segment. Revenues decreased by $11.8 million, or 13%, to $76.8 million in the second quarter of 2000, compared to $88.6 million in the prior year second quarter. This decrease was primarily due to a 10% decline in lumber sales prices and an approximate 40% decline in Northwest chip prices. The lumber sales price decline was primarily due to a supply/demand imbalance. The demand for lumber remains exceptionally strong, with housing starts for the first six months of 2000 comparable with those in the same period in the prior year. However, despite strong demand, lumber prices declined due to an excess supply. Lumber production in both the Southern and Western United States during the first quarter of 2000 increased by over 5% compared to the same period in 1999. As a result of this excess supply, Random Length's Framing Lumber Composite Price average for the second quarter of 2000 was 21% below the composite price average for the second quarter of 1999, and the average for the week of July 21, 2000 was 39% below the same period in the prior year. Revenues from chip sales in our Northwest region decreased by approximately $2.5 million, or 48%. This decline was primarily due to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer.

         Lumber Segment operating loss was $1.8 million for the quarter ended June 30, 2000, compared to operating income of $6.7 million for the second quarter of 1999. This change of $8.5 million was primarily due to lower sales prices and lower chip revenues. Lumber Segment costs and expenses decreased by $3.2 million, or 4%, to $78.6 million in the second quarter of 2000, compared to $81.8 million in the same quarter of 1999. This decrease was primarily due to lower manufacturing and raw material costs in our Southern Region lumber facilities. The lower manufacturing costs were primarily due to start-up issues at our new Joyce sawmill in the prior year, and the lower raw material costs were primarily due to an abundant supply of logs.

         Panel Segment. Revenues decreased by $5.3 million, or 12%, to $39.1 million in the second quarter of 2000, compared to $44.4 million in the second quarter of 1999. This decrease was primarily due to an 11% decline in plywood prices and a $1.4 million decline in proceeds from plywood residuals, principally wood chips. Plywood prices declined primarily due to a supply/demand imbalance in the structural panel market (oriented strand board and plywood). The demand for structural panels remained relatively stable while the supply continued to increase. Structural panel capacity has increased by 4%, or 1.6 billion square feet, over the prior year. Oriented strand board capacity is expected to continue its steep growth curve, increasing by approximately 25% from the beginning of 2000 to the end of 2002. As a result of this increase in capacity, oriented strand board prices are currently 55% below prices a year ago and commodity plywood prices are approximately 45% below prices a year ago (second quarter 2000 commodity plywood prices were approximately 25% below prices for the same period in the prior year). Industrial plywood prices declined due to lower commodity plywood prices and increased competition from commodity plywood manufacturers. Proceeds from plywood residuals declined primarily due to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer.

         Panel Segment operating income was 7% as a percentage of its revenues for the quarter ended June 30, 2000 and 18% for the same period in 1999. This decline was primarily due to lower plywood sales prices and lower chip revenue. Panel Segment costs and expenses were $36.2 million for the second quarter of 2000 compared to $36.3 million for the same period in 1999.

         Land Sales Segment. Revenues increased by $5.5 million to $11.4 million in the second quarter of 2000, compared to $5.9 million in the second quarter of 1999. Land Sales Segment operating income was 90% as a percentage of its revenues for the quarter ended June 30, 2000, and 92% for the same period in 1999. Land Sales Segment costs and expenses increased by $0.6 million to $1.1 million in the second quarter of 2000, compared to $0.5 million in the same period of 1999.

         Interest expense decreased by $6.7 million, or 36%, to $11.8 million, for the quarter ended June 30, 2000, compared to $18.5 million for the quarter ended June 30, 1999. This decrease was primarily due to the transfer of $170.1 million of debt to the unconsolidated subsidiaries in the REIT conversion and the repayment of borrowings under our line of credit with a portion of the proceeds from our November 1999 equity offering.

         Interest income increased by $1.3 million to $1.5 million for the quarter ended June 30, 2000, compared to $0.2 million for the quarter ended June 30, 1999. This increase was primarily due to investing the proceeds from the January 2000 sale of approximately 90,000 acres of timberlands near St. Maries, Idaho and a portion of the proceeds from our November 1999 equity offering.

Six Months Ending 2000 Compared to Six Months Ending 1999

         The following table compares operating income by segment for the six months ended June 30:

Operating Income by Segment
(In Thousands)

	2000	1999
Northern Resources	$ 41,819	$ 40,597
Southern Resources	13,359	15,845
Lumber	606	10,280
Panel	5,928	13,018
Land Sales	20,740	6,159
Total Segment Operating Income	82,452	85,899
Other Costs & Eliminations	(5,821)	(1,569)
Total Combined Operating Income	76,631	84,330
Less Operating Income recognized by Unconsolidated Subsidiaries	(4,339)
Operating Income	$ 72,292	$ 84,330
	======	======

         The accounting policies of the segments are substantially the same as those described in Note 1 of the Notes to Financial Statements in the corporation's 1999 annual report on Form 10-K. For segment purposes, however, inventories are stated at the lower of average cost or market on the first-in, first-out ("FIFO") method. Therefore, the difference in computing cost of goods sold under the LIFO and FIFO methods is included in "Other Costs & Eliminations."

         Northern Resources Segment. Revenues decreased by $2.8 million, or 2%, to $125.4 million in the first six months of 2000, compared to $128.2 million in the same period of 1999. This decrease was primarily due to lower log sales volume in the Rocky Mountain and Cascade Regions, offset in part by higher log sales volume in the Northeast Region and higher sales prices in the Northeast and Rocky Mountain Regions. Log sales volume in the Rocky Mountain Region decreased by 13% due to better harvesting conditions during 1999 compared to 2000 and a planned reduction in harvest levels as a result of the sale of approximately 90,000 acres of timberlands near St. Maries, Idaho in January 2000. Harvest levels in the Northeast Region increased 26% over the prior year six-month period primarily due to favorable weather conditions, which allowed us to harvest some volume that was planned for later in the year. Sawlog prices in the Rocky Mountain Region increased 8%, primarily due to the limited supply of logs in the region as a result of declining Federal and state timber sales and strong demand for lumber and plywood. Sawlog prices in the Northeast Region increased 10% compared to the same period in 1999 primarily due to increased demand caused by an increase in the number of hardwood lumber mills in the region.

         Northern Resources Segment operating income was 33% as a percentage of its revenue for the six months ended June 30, 2000 and 32% for the six months ended June 30, 1999. Northern Resources Segment costs and expenses decreased by $4.1 million, or 5%, to $83.5 million in 2000, compared to $87.6 million in 1999. This decrease was primarily due to lower log sales volumes in the Rocky Mountain and Cascade Regions, offset in part by higher log sales volumes in the Northeast Region.

         Southern Resources Segment. Revenues decreased by $8.9 million, or 19%, to $37.6 million in the first six months of 2000, compared to $46.5 million in the same period of 1999. This decrease was primarily due to a 15% decline in sawlog sales volume, an 18% decline in pulp log sales volume and an 8% decline in pulp log sales prices. The sawlog and pulp log sales volume decline is primarily due to the overall planned 9% reduction in harvest levels for the year and the excess supply of logs throughout the region due to the continuation of extremely favorable harvesting conditions. As a result of exceptionally dry weather conditions, timberland owners were able to increase harvest levels, which resulted in an abundant supply of logs, especially small dimension sawlogs. Pulp log prices declined primarily due to the excess supply of wood fiber throughout the region.

         Southern Resources Segment operating income was 36% as a percentage of its revenue for the six months ended June 30, 2000 and 34% for the six months ended June 30, 1999. Southern Resources Segment costs and expenses decreased by $6.4 million, or 21%, to $24.2 million in 2000, compared to $30.6 million in 1999. This decrease is primarily due to a lower sawlog and pulp log sales volume.

         Lumber Segment. Revenues decreased by $6.1 million, or 4%, to $161.9 million during the first six months of 2000, compared to $168.0 million in the prior year six months. This decrease was primarily due to a 5% decrease in lumber sales prices, an approximate 44% decline in Northwest chip prices, offset in part by a 3% increase in sales volume. Lumber prices declined primarily due to a supply/demand imbalance. The demand for lumber remained exceptionally strong, with housing starts for the first six months of 2000 comparable with the same period in the prior year. However, despite strong demand, lumber prices declined due to an excess supply. Lumber production in both the Southern and Western United States during the first quarter of 2000 increased by over 5% compared to the same period in 1999. Revenues from chip sales in our Northwest region decreased by approximately $5.1 million, or 49%. This decline was primarily due to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer. Lumber sales volume increased primarily due to a 14% increase in production at our newly configured sawmill at Joyce, Louisiana.

         Lumber Segment operating income was less than 1% as a percentage of its revenues for the six months ended June 30, 2000, and 6% for the same period of 1999. This change was primarily due to lower lumber sales prices and lower chip revenues. Lumber Segment costs and expenses increased by $3.5 million, or 2%, to $161.3 million for the six months ended of 2000, compared to $157.8 million in the same period of 1999. This increase was primarily due to higher sales volume.

         Panel Segment. Revenues decreased by $4.8 million, or 6%, to $79.8 million for the first six months of 2000, compared to $84.6 million for the same period of 1999. This decrease was primarily due to an 8% decrease in plywood prices and a $2.2 million decline in proceeds from plywood residuals, offset in part by a 9% increase in MDF prices. Plywood prices declined primarily due to a supply/demand imbalance in the structural panel market (oriented strand board and plywood). The demand for structural panels remained relatively stable while the supply continued to increase. Structural panel capacity increased by 4%, or 1.6 billion square feet, over the prior year. Oriented strand board capacity is expected to continue its steep growth curve, increasing by approximately 25% from the beginning of 2000 to the end of 2002. As a result of this increase in capacity, oriented strand board prices are currently 55% below prices a year ago and commodity plywood prices are approximately 45% below prices a year ago. Industrial plywood prices declined due to lower commodity plywood prices and increased competition from commodity plywood manufacturers. Proceeds from plywood residuals declined primarily due to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer. MDF prices have improved over the past year primarily due to continued growth in demand and a relatively stable supply.

        Panel Segment operating income was 7% as a percentage of its revenues for the six months ended June 30, 2000, and 15% for the same period in 1999. This decline was primarily due to lower plywood prices and lower plywood chip revenues. Panel Segment costs and expenses increased by $2.3 million, or 3%, to $73.9 million in the first six months of 2000, compared to $71.6 million in the six months ended June 30, 1999. This increase was primarily due to a 6% increase in log costs for the plywood operations.

        Land Sales Segment. Revenues increased by $16.0 million to $23.1 million for the first six months of 2000, compared to $7.1 million for the same period of 1999. Revenues included proceeds of $9.7 million for higher and better use lands sold as part of the approximately 90,000 acre sale of timberlands near St. Maries, Idaho. See Note 2 of the Notes to Financial Statements.

        Land Sales Segment operating income was 90% as a percentage of its revenues for the six months ended June 30, 2000, and 87% for the same period in 1999. Land Sales Segment costs and expenses increased by $1.5 million to $2.4 million during the six months ended of 2000, compared to $0.9 million in the same period of 1999.

         Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased operating income by $5.8 million in the first six months of 2000, compared to $1.6 million in 1999. This change of Other Costs and Eliminations of $4.2 million is primarily due to higher corporate overhead in the first six months of 2000 compared to the first six months of 1999. Corporate overhead increased by $4.2 million primarily due to higher incentive compensation and business acquisition expenses during the first six months of 2000, and favorable employee benefit plan adjustments during the first six months of 1999.

        Interest expense decreased by $13.3 million, or 36%, to $23.7 million, for the six months ended June 30, 2000, compared to $37.0 million for the six months ended June 30, 1999. This decrease was primarily due to the transfer of $170.1 million of debt to the unconsolidated subsidiaries in the REIT conversion and the repayment of borrowings under our line of credit with a portion of the proceeds from our November 1999 equity offering.

        Interest income increased by $2.4 million to $3.0 million for the six months ended June 30, 2000, compared to $0.6 million for the six months ended June 30, 1999. This increase was primarily due to investing the proceeds from the January 2000 sale of approximately 90,000 acres of timberlands near St. Maries, Idaho and a portion of the proceeds from our November 1999 equity offering.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash provided by operating activities totaled $80.6 million for the first six months of 2000 and $67.5 million for the first six months of 1999. As a result of the REIT conversion, net cash provided by operating activities for 2000 is not comparable with net cash provided by operating activities in 1999. Fundamental accounting and structural changes include the following:

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

         Net cash provided by operating activities for the first six months of 2000 was $13.1 million above the amount for the prior year six months. This increase was primarily due to higher net income. After adjusting for the $49.7 million gain from the sale of timberlands in 2000 and the $12.2 million cumulative effect of the accounting change in 1999, net income increased by $10.3 million for the first six months of 2000.

         We have an unsecured line of credit with a group of banks. Subject to customary covenants, the line of credit allows for borrowings from time to time of up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit. The line of credit matures on December 13, 2001 and bears a floating rate of interest. As of June 30, 2000, $68 million was outstanding with $157 million remaining available. As of July 7, 2000, $68 million of the borrowings on the line of credit were repaid.

         On January 14, 2000, the corporation sold approximately 90,000 acres of timberland and higher and better use land near St. Maries, Idaho to Crown Pacific Limited Partnership for approximately $73 million. The sale resulted in approximately $8.8 million of operating income (the portion of the sales proceeds related to higher and better use land) and $49.7 million of gain on the sale of assets. Proceeds from the sale will be used to acquire additional timberlands or reduce outstanding indebtedness.

         Our borrowing agreements contain certain restrictive covenants, including limitations on harvest levels, sales of assets, cash distributions and the incurrence of indebtedness. In addition, the line of credit requires the maintenance of an interest coverage ratio. We were in compliance with these debt covenants as of June 30, 2000.

         We will distribute $0.57 per share with respect to the second quarter of 2000, payable on August 29, 2000 to stockholders of record on August 15, 2000. Future distributions will be determined by our board of directors, in its sole discretion, based on our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions and other factors, including harvest levels and future acquisitions. As provided in the merger agreement signed with Georgia-Pacific Corporation (see Note 9 of the Notes to Financial Statements), however, the board of directors generally cannot raise the dividend amount per share from its current level prior to the consummation of the merger.

         Cash required to meet our quarterly cash distributions, capital expenditures and principal and interest payments will be significant. Management believes that cash on hand, cash flows from continuing operations and borrowings under our line of credit will be sufficient to fund planned capital expenditures, distributions, and interest and principal payments for the next twelve months.

CAPITAL EXPENDITURES

         The corporation's capital expenditures for the first six months of 2000 totaled $9.5 million. Total 2000 capital expenditures of the corporation are expected to be approximately $25 million and are primarily for logging roads, reforestation and other costs associated with the planting and growing of trees.

         The unconsolidated subsidiaries' capital expenditures for the first six months of 2000 totaled $16.4 million. Total 2000 capital expenditures for the unconsolidated subsidiaries are expected to be approximately $59 million. Year 2000 capital expenditures include approximately $47 million for the construction of a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana. The remaining $12 million of capital expenditures for the unconsolidated subsidiaries is for additional equipment and upgrades for our other manufacturing facilities.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET                           RISK

         Approximately $715 million of the long-term debt of the corporation and the unconsolidated subsidiaries bears interest at fixed rates. Accordingly, the fair value of these instruments is affected by changes in market interest rates. Approximately $148.9 million of the long-term debt is recorded on the books of the unconsolidated subsidiaries. The corporation's operating partnership guarantees the long-term debt of the unconsolidated subsidiaries. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2000 was LIBOR plus .45% (6.8%), however, this rate could range from LIBOR plus 0.35% to LIBOR plus 0.875% depending on our financial results.

June 30, 2000:

Long-Term Debt, including current portion	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
Fixed Rate	$231	$27,423	$27,458	$27,494	$27,533	$604,888	$715,027	$714,425
Avg. Interest Rate	8.9%	8.8%	8.7%	8.6%	8.5%	8.3%
Variable Rate		$68,000					$68,000

As of July 7, 2000, $68 million of variable rate debt was repaid.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

         There is no pending or threatened litigation involving the corporation or any of its unconsolidated subsidiaries that we believe would have a material adverse effect on the corporation's financial position, results of operations or liquidity.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The corporation's 2000 Annual Meeting of Stockholders was held on May 10, 2000. At the meeting, the following items were submitted to a vote of the stockholders:

         a)    The following nominees for Directors were elected. Each person elected as a Director will serve for a three-year term expiring at the Annual Meeting of Stockholders to be held in 2003:

Name of Nominee	For	Withheld	Against / Abstain or Broker Non- Votes
Charles P. Grenier	64,446,627	503,209	-
Hamid R. Moghadam	64,420,294	529,542	-
John H. Scully	64,434,480	515,356	-

         b)    The Plum Creek 2000 Stock Incentive Plan was approved with 60,598,934 votes in favor, 3,686,657 votes against, 660,329 votes abstained, and there were 3,916 broker non-votes.

Items 2, 3, and 5 of Part II are not applicable and have been omitted.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)         List of Exhibits

         Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.

INDEX TO EXHIBITS

Exhibit

Designation         Nature of Exhibit

2.2                    Amended and Restated Agreement and Plan of Conversion, dated as of July 17, 1998, by and among Plum Creek Timber
                         Company, Inc., Plum Creek Timber Company, L.P. and Plum Creek Management Company, L.P. (filed as an exhibit to the
                         Registration Statement on Form S-4, Registration No. 333-71371, filed January 28, 1999).

2.3                    Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, L.P., Plum Creek
                         Acquisitions Partners, L.P. and Plum Creek Timber Company, Inc. (filed as an exhibit to the Registration Statement on Form S-4,
                         Registration No. 333-71371, filed January 28, 1999).

2.4                    Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek
                         Management Company, L.P. (filed as an exhibit to the Registration Statement on Form S-4, Registration No. 333-71371, filed
                         January 28, 1999).

2.5                   Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc.,
                        GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (filed as an exhibit to the corporation's Current Report on Form 8-K, dated July 18, 2000).

3.1                   Certificate of Incorporation of Plum Creek Timber Company, Inc. (filed as an exhibit to the corporation's Quarterly Report on Form
                        10-Q, for the quarter ended September 30, 1999).

3.2                   Amended and Restated By-laws of Plum Creek Timber Company, Inc. (filed as an exhibit to the Registration Statement on Form

                        S-4, Registration No. 333-71371, filed January 28, 1999).

10.13               Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan. (filed as an appendix to the corporation's definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).

27*                  Financial Data Schedule for the quarter ended June 30, 2000. (filed herewith).

(b)         Reports on Form 8-K

             None

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

Date: August 10, 2000