Form 10-Q
period 2000-09-30
PLUM CREEK TIMBER CO INC
filed 2000-11-14
CIK 849213

Conformed Copy without Exhibits

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

The number of outstanding shares of the registrant's common stock as of November 1, 2000 was 68,572,009. The number of outstanding shares of special voting common stock as of November 1, 2000 was 634,566.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
	2000	1999
	(REIT)	(REIT)

	(In Thousands, Except Per Share)

Revenues ...............................................................................................................................................	$41,539	$51,999

Costs and Expenses:
Cost of Goods Sold .................................................................................................................	16,367	15,339
Selling, General and Administrative .....................................................................................	2,283	2,945
Merger Expenses .....................................................................................................................	2,178	0
Total Costs and Expenses .....................................................................................................	20,828	18,284

Operating Income .................................................................................................................................	20,711	33,715

Interest Expense ...................................................................................................................................	(11,548)	(13,665)
Interest Income .....................................................................................................................................	893	500
Gain (Loss) on Disposition of Assets - Net .....................................................................................	(187)	0
Other (Expense) Income - Net .............................................................................................................	5	(391)

Income before Income Taxes, Equity in Earnings (Loss) of
Unconsolidated Subsidiaries and Preferred Stock Dividends .........................................	9,874	20,159

(Provision) Benefit for Income Taxes ................................................................................................	0	14,030

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
and Preferred Stock Dividends .............................................................................................	(366)	11,904

Net Income ............................................................................................................................................	$9,508	$46,093
	========	========
Net Income per Share - Basic & Diluted ...........................................................................................	$0.14	$0.73
	========	========
Dividends Declared Per Share.............................................................................................................	$0.57	$0.57
	========	========
Weighted average number of Shares outstanding - Basic	69,181	63,457
	========	========
Weighted average number of Shares outstanding - Dilutive	69,228	63,457
	========	========

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED / COMBINED STATEMENT OF INCOME
(UNAUDITED)

		Nine Months Ended September 30,
		2000		1999
		(REIT)		(REIT/MLP)

		(In Thousands, Except Per Share / Unit)

Revenues ............................................................................................................................................		$153,639		$414,569

Costs and Expenses:
Cost of Goods Sold ..............................................................................................................		49,325		272,031
Selling, General and Administrative ..................................................................................	9,133		24,492
Merger Expenses ..................................................................................................................		2,178		0
Total Costs and Expenses ..................................................................................................		60,636		296,523

Operating Income ..............................................................................................................................		93,003		118,046

Interest Expense ................................................................................................................................		(35,246)		(50,714)
Interest Income ..................................................................................................................................		3,896		1,110
Gain (Loss) on Disposition of Assets - Net ..................................................................................		49,723		120
Reorganization Costs ........................................................................................................................		0		(5,053)
Other (Expense) Income - Net ..........................................................................................................		167		(753)

Income before Income Taxes, Equity in Earnings (Loss) of
Unconsolidated Subsidiaries and Preferred Stock Dividends and
Cumulative Effect of Accounting Change .......................................................................		111,543		62,756

(Provision) Benefit for Income Taxes .............................................................................................		0		13,045

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
and Preferred Stock Dividends ..........................................................................................		(453)		11,904

Net Income before Cumulative Effect of Accounting Change ..................................................		$111,090		$87,705

Cumulative Effect of Accounting Change ....................................................................................		0		12,169

Net Income .........................................................................................................................................		$111,090		$99,874

General Partner Interest ...................................................................................................................		0		17,162

Net Income Allocable to Common Shareholders / Unitholders .................................................		$111,090		$82,712
		========		========
Income Allocable to Common Shareholders/Unitholders per
Share before Cumulative Effect of Accounting Change ..........................................................		$1.61		$1.36
		========		========
Cumulative Effect of Accounting Change per Share/Unit ..........................................................		$-		$0.23
		========		========
Net Income per Share / Unit - Basic & Diluted..............................................................................		$1.61		$1.59
		========		========
Dividends Declared Per Share / Unit..............................................................................................		$1.71		$1.71
		========		========
Weighted average number of Shares/Units outstanding - Basic		69,193		52,034
Weighted average number of Shares/Units outstanding - Diluted		69,214		52,034

See accompanying Notes to Consolidated / Combined Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2000	1999
	(REIT)	(REIT)
	(UNAUDITED)
	(In Thousands, except share data)
ASSETS
Current Assets:
Cash and Cash Equivalents ............................................................	$116,801	$115,389
Accounts Receivable .......................................................................	0	828
Related Party Receivables ...............................................................	19,952	0
Investments in Grantor Trusts .......................................................	13,431	13,721
Other Current Assets .......................................................................	2,190	3,378
	152,374	133,316

Timber and Timberlands - Net .....................................................................	982,002	1,010,524
Property, Plant and Equipment - Net ..........................................................	1,106	1,203
Investment in Unconsolidated Subsidiaries .............................................	78,903	100,202
Other Assets ..................................................................................................	3,402	5,511
Total Assets .....................................................................................	$1,217,787	$1,250,756
	========	========
LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt ..............................................	$6,147	$6,127
Accounts Payable ............................................................................	876	1,674
Related Party Payables ....................................................................	0	26,522
Interest Payable ................................................................................	11,356	9,623
Taxes Payable ...................................................................................	3,253	2,034
Liabilities Associated with Grantor Trust ....................................	12,992	13,411
Deferred Income ...............................................................................	3,828	8,556
Other Current Liabilities ..................................................................	6,972	6,257
	45,424	74,204

Long-Term Debt .............................................................................................	559,914	565,950
Line of Credit ..................................................................................................	86,000	77,000
Workers' Compensation Liabilities .............................................................	225	225
Other Liabilities ..............................................................................................	719	330
Total Liabilities .................................................................................	692,282	717,709

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares - 75 million,
outstanding - none ..........................................................................	0	0
Common Stock, $0.01 par value, authorized shares - 300 million,
outstanding - 68,572,009 .................................................................	686	686
Special Voting Stock, $0.01 par value, convertible to common stock,
authorized and outstanding - 634,566 ...........................................	6	6
Additional Paid-In Capital ............................................................................	522,244	522,244
Retained Earnings .........................................................................................	2,332	9,586
Other Equity ...................................................................................................	237	525
Total Stockholders' Equity..............................................................	525,505	533,047
Total Liabilities and Stockholders' Equity ...................................	$1,217,787	$1,250,756
	========	========

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED / COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2000	1999
	(REIT)	(REIT/MLP)

	(In Thousands)
Cash Flows From Operating Activities:
Net Income ..........................................................................................................................................	$111,090	$99,874
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization .......................................................................	28,684	49,030
Deferred Income Taxes ........................................................................................................	0	(14,030)
Cumulative Effect of Accounting Change .......................................................................	0	(12,169)
(Gain) Loss on Asset Dispositions - Net .........................................................................	(49,723)	(120)
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
and Preferred Stock Dividends.........................................................................................	453	(11,904)
Common and Preferred Stock Dividends .........................................................................	16,556	3,919
Working Capital Changes:
Accounts Receivable ........................................................................................................	828	(12,369)
Inventories ..........................................................................................................................	0	9,987
Timber Contract Deposits and Other Current Assets.......................................................	1,479	(1,896)
Accounts Payable ..............................................................................................................	(798)	(3,323)
Deferred Income ..................................................................................................................	(4,728)	5,641
Other Accrued Liabilities...................................................................................................	2,413	(6,115)
Other .......................................................................................................................................	4,264	658
Net Cash Provided By Operating Activities ..................................................................................	110,518	107,183

Cash Flows From Investing Activities:
Additions to Properties .......................................................................................................	(14,602)	(20,330)
Proceeds from Asset Dispositions ....................................................................................	63,397	833
Investment in Unconsolidated Subsidiaries ....................................................................	0	(24,821)
Advances/Distributions with Unconsolidated Subsidiaries ........................................	(42,186)	59,019
Other ......................................................................................................................................	0	(1,372)
Net Cash Provided By (Used In) Investing Activities ................................................................	6,609	13,329

Cash Flows From Financing Activities:
Cash Distributions ...............................................................................................................	(118,343)	(107,086)
Retirement of Long-Term Debt ..........................................................................................	(6,022)	(18,705)
Borrowings on Line of Credit .............................................................................................	231,000	464,400
Repayments on Line of Credit ...........................................................................................	(222,000)	(445,900)
Other ......................................................................................................................................	(350)	0
Net Cash Used In Financing Activities .........................................................................................	(115,715)	(107,291)

Increase (Decrease) In Cash and Cash Equivalents ....................................................................	1,412	13,221
Cash and Cash Equivalents:
Beginning of Period .............................................................................................................	115,389	113,793

End of Period ........................................................................................................................	$116,801	$127,014
	========	========
Supplementary Cash Flow Information
Noncash activities:
Distribution of common stock from deferred incentive
compensation plan for payment of liability ...................................................................	$1,303

Assets contributed to Unconsolidated Subsidiaries ......................................................		$291,513
Liabilities contributed to Unconsolidated Subsidiaries .................................................		$221,755
Assets received related to the PCMC Merger .................................................................		$13,726
Liabilities received related to the PCMC Merger ............................................................		$12,134
Purchase accounting related basis step-up of assets ....................................................		$3,939
Timber and timberlands received in an exchange ...........................................................		$3,330

See accompanying Notes to Consolidated / Combined Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Basis of Presentation

         On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a corporation. Plum Creek Timber Company, Inc., the new parent corporation and successor registrant, has elected to be treated for Federal income tax purposes as a real estate investment trust or "REIT." From and after the date of the REIT conversion, Plum Creek Timber Company, L.P. ceased to exist.

         In order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate subsidiaries of the corporation. The corporation is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through its ownership of a combination of preferred stock and nonvo

         The corporation owns and manages approximately 3.2 million acres of timberlands in the Northwest, Southern and Northeast United States, and the unconsolidated subsidiaries collectively own and operate eleven wood product conversion facilities in the Northwest and Southern United States, as well as approximately 19,200 acres of higher and better use lands.

         The consolidated financial statements include all of the accounts of the corporation and its wholly owned subsidiaries. The unconsolidated subsidiaries are accounted for by the corporation under the equity method of accounting. All significant intercompany transactions have been eliminated in the consolidation of the financial statements.

        The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a set of financial statements. The financial statements contained in the corporation's 1999 annual report on Form 10-K include a summary of significant accounting policies of the corporation and this Form 10-Q should be read in conjunction with these policies.

         In the fourth quarter of 1999, the corporation changed its accounting policy to capitalize certain timber reforestation costs and other costs associated with the planting and growing of timber that were previously expensed. The new capitalization policy was applied retroactively as of January 1, 1999, and resulted in a restatement of first quarter 1999 results for the cumulative effect of the accounting change from June 1989 through Dec e

         In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides for guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required for the Company by the fourth quarter of 2000. The implementation of SAB No. 101 is not expected to have a significant impact on the C o

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 is effective for transfer and servicing transactions occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of colla

2. Timber and Timberlands and Property, Plant and Equipment

         Timber and timberlands consisted of the following (in thousands):

	September 30, 2000	December 31, 1999
Timber and logging roads - net	$ 860,547	$ 887,417
Timberlands	121,455	123,107
Timber and Timberlands - net	$ 982,002	$1,010,524
	=======	========

         Property, plant and equipment consisted of the following (in thousands):

	September 30, 2000	December 31, 1999
Land, buildings and improvements	$ 1,184	$ 1,184
Machinery and equipment	699	699
	1,883	1,883
Accumulated depreciation	(777)	(680)
Property, Plant and Equipment - net	$ 1,106	$ 1,203
	=====	=====

         In January 2000, the corporation sold approximately 90,000 acres of timberlands and higher and better use lands near St. Maries, Idaho for approximately $73 million. The sale resulted in approximately $8.8 million of operating income (the portion of the sales proceeds related to higher and better use land) and $49.6 million of gain on the sale of assets.

3. Investment in Equity of Unconsolidated Subsidiaries and Preferred Stock

         In connection with the conversion to a REIT in 1999, substantially all of the partnership's assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate taxable subsidiaries of the corporation in exchange for the preferred stock and nonvoting common stock of these subsidiaries. The corporation's equity earnings

	Three Months Ended	Nine Months Ended
	September 30, 2000	September 30, 2000
Share of Equity Earnings (Losses)	($ 5,473)	($ 14,585)
Preferred Stock Dividends	3,919	11,757
Amortization of difference between carrying amount and share of underlying equity	1,188	2,375
Total Equity Earnings (Losses) and Preferred Stock Dividends	($ 366)	($ 453)
	======	=======

         Summarized combined financial data for the unconsolidated subsidiaries' operations as of and for the quarter and nine months ended September 30, 2000 are as follows (in thousands):

Current Assets	$ 99,066
Noncurrent Assets	229,389
Current Liabilities	82,449
Noncurrent Liabilities	136,758

         Principal payments on long-term debt in the amount of $21.3 million were made during the second quarter of 2000. Long-term debt, including the current portion, was $148.9 million as of September 30, 2000.

	Three Months Ended	Nine Months Ended
	September 30, 2000	September 30, 2000
Revenues	$ 154,976	$ 488,748
Gross Profit	6,030	27,708
Operating Income (Loss)	68	4,407
Interest Expense	4,155	13,510
Income Tax Benefit	2,393	5,412
Net Income (Loss)	(1,782)	(3,436)

         Gross profit includes depreciation and amortization expense of $6.2 million for the third quarter of 2000, and $20.6 million for the nine months ended September 30, 2000. The Income Tax Benefit line item includes a benefit of $1.9 million for the nine months ended September 30, 2000 and $0.8 million for the third quarter related to interest expense that is allowed for tax purposes but eliminated for financial reporting purposes. For the 2000, the unconsolidated subsidiaries collectively made capital expenditures of $25.1 million. Revenues reported by the corporation that were also included in the revenues of the unconsolidated subsidiaries totaled $39.9 million for the third quarter and $128.1 million for the nine months ended September 30, 2000.

         In June 2000, one of the unconsolidated corporate subsidiaries declared a $5.0 million dividend on its common stock, and the corporation received $4.8 million of the dividend from its ownership of the non-voting common stock in the corporate subsidiary. The officers of the corporation owning the voting common stock of the corporate subsidiary received a dividend of $0.2 million. The officers used the $0.2 million to pay accrued interest them by the corporation.

4. Borrowings

         As of September 30, 2000, we had $86.0 million of borrowings under our revolving line of credit. Subject to customary covenants, the line of credit allows us to borrow from time to time up to $225 million, including up to $20 million of standby letters of credit, through December 13, 2001. As of September 30, 2000, $139 million remained available for borrowing under the line of credit and we had no obligations under outstanding stand ober 6, 2000, we had repaid $86.0 million of borrowings on the line of credit.

5. Commitments and Contingencies

         In June 1999, Plum Creek Timber Company, L.P. and its general partner settled previously disclosed unitholder litigation relating to the REIT conversion. The settlement obligates the former general partner to pay up to $30 million into a fund for distribution to eligible unitholders if specified five-year financial targets of the corporation are not met. Payments by the former general partner, if any, would generally be made followi n od, on or about April 15, 2004, and may be accelerated upon the occurrence of an extraordinary transaction.

         Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 79, any payment made by the former general partner under the settlement will be accounted for as a deemed capital contribution by the former general partner to the corporation, followed by a non-cash expense of the corporation. The Staff Accounting Bulletin requires that payments made by a principal shareholder of a corporation or a general partner of a pa rporation or partnership if the entity receives any benefit as a result of such payment. Therefore, in accordance with Staff Accounting Bulletin No. 79, the corporation will record a non-cash expense in the period(s) in which, and to the extent that, it appears probable that a payment is required. Payments by the former general partner, if any, will have no impact on the corporation's cash flow.

6.  Segment Information

         The table below presents information about reported segments for the quarters ended September 30 (in thousands):

	Northern	Southern			Land
	Resources	Resources	Lumber	Panel	Sales	Total
September 30, 2000
External revenues	$ 38,277	$ 10,211	$ 68,045	$ 35,504	$ 3,187	$ 155,224
Intersegment revenues	25,376	11,059				36,435
Operating income	20,143	8,412	(7,145)	2,495	2,684	26,589
September 30, 1999
External revenues	$ 43,843	$ 12,035	$ 89,592	$47,262	$ 8,023	$ 200,755
Intersegment revenues	46,229	16,109				62,338
Operating income	27,127	11,549	9,812	10,472	6,955	65,915

         The table below presents information about reported segments for the nine months ended September 30 (in thousands):

	Northern	Southern			Land
	Resources	Resources	Lumber	Panel	Sales	Total
September 30, 2000
External revenues	$ 111,402	$ 28,344	$ 229,931	$ 115,321	$ 26,296	$ 511,294
Intersegment revenues	77,611	30,481				108,092
Operating income	61,962	21,771	(6,539)	8,423	23,424	109,041
September 30, 1999
External revenues	$ 120,764	$ 37,915	$ 257,638	$ 131,905	$ 15,103	$ 563,325
Intersegment revenues	97,520	36,717				134,237
Operating income	67,724	27,394	20,093	23,490	13,114	151,815

         A reconciliation of total operating income to combined income before income taxes is as follows (in thousands):

Three months ended September 30,	2000	1999
Total segment operating income	$ 26,589	$ 65,915
Operating (income) loss recognized by unconsolidated subsidiaries	(68)	(20,956)
Interest expense - net	(10,655)	(13,165)
Gain (loss) on disposition of assets - net	(187)
Corporate and other unallocated income (expenses)	(5,805)	(11,635)
Income before income taxes and equity in earnings of unconsolidated subsidiaries and preferred stock dividends	$ 9,874	$ 20,159
	======	=======

         A reconciliation of total operating income to combined income before income taxes is as follows (in thousands):

Nine months ended September 30,	2000	1999
Total segment operating income	$ 109,041	$ 151,815
Operating (income) loss recognized by unconsolidated subsidiaries	(4,407)	(20,956)
Interest expense - net	(31,350)	(49,604)
Gain (loss) on disposition of assets - net	49,723	120
Corporate and other unallocated income (expenses)	(11,464)	(18,619)
Income before income taxes and equity in earnings of unconsolidated subsidiaries, preferred stock dividends and cumulative effect of accounting change	$ 111,543	$ 62,756
	=======	======

7.  Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the quarter ended
September 30:

(In millions, except per share amounts)	2000	1999
Net income allocable to common stockholders	$ 9.5	$ 46.1
Denominator for basic earnings per share - weighted average shares	69.18	63.46
Effect of dilutive securities - stock options	0.00	-
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.05	-
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	69.23	63.46
Basic Earnings per Share	$0.14	$0.73
Dilutive Earnings per Share	$0.14	$0.73

        The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30:

(In millions, except per share amounts)	2000	1999
Net income allocable to common stockholders	$ 111.1	$ 82.7
Denominator for basic earnings per share - weighted average shares	69.19	52.03
Effect of dilutive securities - stock options	0.00	-
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.02	-
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	69.21	52.03
Basic Earnings per Share	$1.61	$1.59
Dilutive Earnings per Share	$1.61	$1.59

8.  Merger with The Timber Company

         On July 18, 2000, we announced the signing of a definitive agreement to merge The Timber Company, a separate operating group of Georgia-Pacific Corporation that manages and operates its timber business, with and into us, with Plum Creek Timber Company, Inc. remaining as the surviving corporation. Generally, the assets and liabilities of The Timber Company are attributed under Georgia-Pacific Corporation's charter to the shareholders of The Timber Company under a tracking stock structure. Following the merger, we will own and manage over 7.9 million acres of geographically diverse timberlands within 19 states. Under the terms of the merger agreement, The Timber Company shareholders will receive 1.37 shares of the corporation's common stock for each share of The Timber Company stock. Based on Plum Creek Timber Company Inc.'s closing stock price of $27.375 on July 17, 2000, the overall transaction is valued at approximately $4.0 billion, including $1.0 billion of allocated Georgia-Pacific debt. The $4.0 billion value includes a $350 million long-term note receivable. The note receivable has been collateralized as back up for commercial paper issued by a subsidiary of Georgia-Pacific Corporation. The proceeds from the commercial paper were used to reduce the amount of allocated Georgia-Pacific debt. At closing, Plum Creek Timber Company, Inc. will own the note receivable and will assume the commercial paper obligations. The remaining amount of approximately $650 million of allocated Georgia-Pacific debt will be settled at closing with Plum Creek financing the payment with either variable-rate or fixed-rate debt, or a combination thereof. This transaction is subject to approval by the stockholders of the corporation and The Timber Company, and is contingent upon (1) receipt of a ruling from the Internal Revenue Service that the transaction is tax-free to the Georgia-Pacific Corporation and to the shareholders of The Timber Company, and (2) receipt of advice from counsel that there is not a substantial risk that the principles similar to section 1374 of the Internal Revenue Code (corporate-level tax imposed on certain built-in gains) would apply to the cutting of timber during the ten-year period following the merger. The transaction is also subject to applicable governmental approvals and the satisfaction of customary closing conditions. Closing is expected during the first half of 2001.

         In connection with the merger, on August 31, 2000 we filed our private letter ruling request with the Internal Revenue Service and submitted our preliminary joint proxy statement / prospectus on Form S-4 to the Securities and Exchange Commission on October 11, 2000.

9.  Subsequent Events

         On October 17, 2000, our board of directors authorized the corporation to make a dividend distribution of $0.57 per share. Total dividends will equal approximately $39.4 million and will be paid on November 29, 2000 to stockholders of record on November 15, 2000.

         On October 10, 2000 we announced an agreement with West Fraser Timber Co. Ltd. to sell our Southern lumber manufacturing facilities in Joyce, Louisiana and Huttig, Arkansas for $60 million plus working capital. We expect to record an after-tax loss on the sale of approximately $2 million. As part of the transaction, Plum Creek will enter into a 15-year renewable fiber supply agreement to provide logs from its surrounding timberlands to the facilities at market prices. The sale is expected to close in the fourth quarter of 2000.

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

Overview

         REIT Conversion. On July 1, 1999, Plum Creek Timber Company, L.P., the former partnership and registrant, converted from a master limited partnership to a Real Estate Investment Trust (REIT) in the form of a Delaware corporation. In order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate subsidiaries. Following the transfers, Plum Creek Timber Company, Inc., the new corporation and successor registrant, is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through a combination of the preferred stock and nonvoting common stock of the subsidiaries. The remaining 1% of the economic value and 100% of the voting control of the manufacturing and harvesting subsidiaries are owned by four individuals who are also officers of the corporation.

         The corporation's financial statements reflect the deconsolidation of the manufacturing and harvesting operations along with some higher and better use land sales effective July 1, 1999. Therefore, the statements of income and cash flows for the nine months ended September 30, 2000, are not comparable to prior period financial statements. However, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," the corporation has the same five reportable business segments as the former registrant. Furthermore, the segment disclosure has been prepared on a basis consistent with that of the partnership.

RESULTS OF OPERATIONS

         When we refer to "we," "us" or "our," we mean Plum Creek Timber Company, Inc. and, where appropriate, its consolidated and unconsolidated subsidiaries and its predecessor, Plum Creek Timber Company, L.P. When we refer to the "corporation," we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries.

Third Quarter 2000 Compared to Third Quarter 1999

         The following table compares operating income by segment for the quarters ended September 30:

Operating Income by Segment

(In Thousands)

	2000	1999
Northern Resources	$ 20,143	$ 27,127
Southern Resources	8,412	11,549
Lumber	(7,145)	9,812
Panel	2,495	10,472
Land Sales	2,684	6,955
Total Segment Operating Income	26,589	65,915
Other Costs & Eliminations	(5,810)	(11,244)
Total Combined Operating Income	20,779	54,671
Less Operating Income Recognized by Unconsolidated Subsidiaries	(68)	(20,956)
Operating Income	$ 20,711	$ 33,715
	=======	=======

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

         Northern Resources Segment. Revenues decreased by $26.4 million, or 29%, to $63.7 million in the third quarter of 2000, compared to $90.1 million in the third quarter of 1999. This decline was due primarily to decreased harvest levels in all regions, especially the Rocky Mountain Region. Harvest levels in the Rocky Mountain Region decreased by over 40%, or approximately 90 M Cunits, due primarily to fire-related harvesting restrictions and a planned reduction in harvest levels. Third quarter 2000 harvest levels in the Rocky Mountain Region decreased by approximately 55 M Cunits due to one of the worst fire seasons in the past fifty years and by approximately 20 M Cunits as a result of the sale of approximately 90,000 acres of timberlands near St. Maries, Idaho in January 2000.

         Northern Resources Segment operating income was 32% as a percentage of its revenues for the quarter ended September 30, 2000, and 30% for the quarter ended September 30, 1999. Northern Resources Segment costs and expenses decreased by $19.4 million, or 31%, to $43.5 million in 2000, compared to $62.9 million in 1999 due primarily to lower harvest levels.

         Southern Resources Segment. Revenues decreased by $6.8 million, or 24%, to $21.3 million in the third quarter of 2000, compared to $28.1 million in the same quarter of 1999. This decrease was due primarily to a 20% decline in sawlog sales volume, a 16% decline in pulp log sales volume and a 10% decline in the sales price of pulp logs. The sawlog and pulp log sales volume decline was due primarily to the overall planned 10% reduction in harvest levels for the year and an excess supply of logs due to extremely dry and favorable harvesting conditions. Pulp log prices declined due primarily to the excess supply of wood fiber throughout the region.

         Southern Resources Segment operating income was 40% as a percentage of its revenues for the quarter ended September 30, 2000, and 41% for the quarter ended September 30, 1999. Southern Resources Segment costs and expenses decreased by $3.7 million, or 22%, to $12.9 million in 2000, compared to $16.6 million in 1999, due primarily to a decrease in sawlog and pulp log sales volumes.

        Lumber Segment. Revenues decreased by $21.6 million, or 24%, to $68.0 million in the third quarter of 2000, compared to $89.6 million in the prior year third quarter. This decrease was due primarily to a 21% decline in lumber sales prices, an approximate 40% decline in Northwest chip prices, and a 4% decline in sales volume. Lumber prices deteriorated further during the third quarter due to a demand-supply imbalance. The price decline that began in August of 1999 continued, with the third quarter 2000 Random Lengths Lumber Composite Price 30% below the third quarter of 1999 and 13% below the second quarter of 2000. The sharp declines were driven by overproduction and a weakening demand for lumber products. North American lumber production during the first half of 2000 was 3% above production for the same period in the prior period and was at a ten-year record high. At the same time lumber demand was weakening, with housing starts 3% lower than the prior year. Revenues from chip sales in our Northwest region decreased by approximately $2.9 million, or 55%. This decline was due primarily to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer and to reduced sales volume from lower production volumes. Sales volumes were lower because of production curtailments at our Northwest mills as a result of weak lumber prices.

        Lumber Segment operating loss was $7.1 million for the quarter ended September 30, 2000, compared to operating income of $9.8 million for the third quarter of 1999. This change of $16.9 million was due primarily to lower sales prices and lower chip revenues. Lumber Segment costs and expenses decreased by $4.6 million, or 6%, to $75.2 million in the third quarter of 2000, compared to $79.8 million in the same quarter of 1999. This decrease was due primarily to curtailed production at our Northwest mills.

        Panel Segment. Revenues decreased by $11.8 million, or 25%, to $35.5 million in the third quarter of 2000, compared to $47.3 million in the third quarter of 1999. This decrease is due primarily to a 20% decline in plywood prices, a 14% decline in plywood sales volume and a $2.1 million decline in proceeds from plywood residuals, principally wood chips. Commodity plywood prices declined due primarily to a demand-supply imbalance in the structural panel market, which consists primarily of oriented strand board and plywood. The demand for structural panels declined modestly while the supply continued to increase. Nine new oriented strand board plants have been, or are in the process of being built or expanded by other manufacturing companies, which is expected to increase North American structural panel capacity by 12% during 2000 to 2002. As a result of this increase in capacity, third quarter 2000 commodity plywood prices were 31% below prices for the same period in the prior year and 5% below average prices during the second quarter of 2000. Furthermore, industrial plywood prices have declined as compared to the third quarter of 1999 due primarily to lower commodity prices and weaker demand caused by higher fuel costs and interest rates. Plywood sales volume declined primarily because of production curtailments as a result of weak plywood prices. Proceeds from plywood residuals declined due primarily to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer.

        Panel Segment operating income was 7% as a percentage of its revenues for the quarter ended September 30, 2000 and 22% for the same period in 1999. This decline was due primarily to lower plywood sales prices and lower chip revenue. Panel Segment costs and expenses were $33.0 million for the third quarter of 2000, down $3.8 million (10%), compared to $36.8 million for the same period in 1999. This decrease was due primarily to curtailed plywood production.

        Land Sales Segment. Revenues decreased by $4.8 million to $3.2 million in the third quarter of 2000, compared to $8.0 million in the third quarter of 1999. Land Sales Segment operating income was 84% as a percentage of its revenues for the quarter ended September 30, 2000, and 87% for the same period in 1999. Land Sales Segment costs and expenses decreased by $0.6 million to $0.5 million in the third quarter of 2000, compared to $1.1 million in the same period of 1999.

        Other Costs and Eliminations (which consists of corporate overhead expenses, merger expenses, intercompany log profit elimination and the change in the LIFO reserve) decreased operating income by $5.8 million in the third quarter of 2000, compared to $11.2 million during the same quarter in 1999. This change of $5.4 million is due primarily to lower intercompany profit elimination of $5.0 million and lower corporate expense of $1.6 million, which is offset in part by $2.2 million of merger expenses. During the third quarter of 1999, $5.4 million of intercompany profit was deferred while only $0.4 million was deferred during the third quarter of 2000. This decrease was due primarily to fire-related harvesting restrictions in the Rocky Mountain Region during the third quarter of 2000. The fire restrictions prevented us from building log inventories at our Northwest mills, which historically is done during the third quarter. The profit on intercompany log sales is deferred until our lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties at which time intercompany profit is recognized. Corporate expenses decreased by $1.6 million due primarily to lower incentive compensation accruals as a result of below budget operating performance. During the third quarter, incentive compensation was accrued at a rate lower than for the same period in the prior year as well as a partial reversal of the first and second quarter accruals. The net reduction of $5.8 million in incentive compensation accruals for the third quarter was allocated $1.9 million to corporate overhead expenses with the remainder allocated to the appropriate segments. During the third quarter, we incurred $2.2 million of expense related to the merger with The Timber Company. The merger is being accounted for as a reverse acquisition; therefore, we are expensing merger costs as incurred.

        Interest expense decreased by $2.2 million, or 16%, to $11.5 million, for the quarter ended September 30, 2000, compared to $13.7 million for the quarter ended September 30, 1999. This decrease was due primarily to the repayment of borrowings under our line of credit with a portion of the proceeds from our November 1999 equity offering.

Nine Months Ending 2000 Compared to Nine Months Ending 1999

         The following table compares operating income by segment for the nine months ended September 30:

Operating Income by Segment

(In Thousands)

	2000	1999
Northern Resources	$ 61,962	$ 67,724
Southern Resources	21,771	27,394
Lumber	(6,539)	20,093
Panel	8,423	23,490
Land Sales	23,424	13,114
Total Segment Operating Income	109,041	151,815
Other Costs & Eliminations	(11,631)	(12,813)
Total Combined Operating Income	97,410	139,002
Less Operating Income Recognized by Unconsolidated Subsidiaries	(4,407)	(20,956)
Operating Income	$ 93,003	$ 118,046
	=======	========

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

         Northern Resources Segment. Revenues decreased by $29.3 million, or 13%, to $189.0 million in the first nine months of 2000, compared to $218.3 million in the same period of 1999. This decrease was due primarily to lower log sales volume in the Rocky Mountain and Cascade Regions, offset in part by higher log sales volume in the Northeast Region and higher sales prices in the Northeast and Rocky Mountain Regions. Log sales volume in the Rocky Mountain Region decreased by 25% due primarily to fire-related harvesting restrictions and a planned reduction in harvest levels as a result of the sale of approximately 90,000 acres of timberlands near St. Maries, Idaho in January 2000. Harvest levels in the Northeast Region increased 9% over the prior year nine-month period due primarily to favorable weather conditions, which allowed us to harvest some volume that was planned for later in the year. Sawlog prices in the Rocky Mountain Region increased 6%, due primarily to the limited supply of logs in the region as a result of declining Federal and state timber sales. Sawlog prices in the Northeast Region increased 11% compared to the same period in 1999 due primarily to increased demand caused by an increase in the number of hardwood lumber mills in the region.

         Northern Resources Segment operating income was 33% as a percentage of its revenue for the nine months ended September 30, 2000 and 31% for the nine months ended September 30, 1999. Northern Resources Segment costs and expenses decreased by $23.5 million, or 16%, to $127.1 million in 2000, compared to $150.6 million in 1999. This decrease was due primarily to lower log sales volumes in the Rocky Mountain and Cascade Regions, which were partially offset by higher log sales volumes in the Northeast Region.

         Southern Resources Segment. Revenues decreased by $15.8 million, or 21%, to $58.8 million in the first nine months of 2000, compared to $74.6 million in the same period of 1999. This decrease was due primarily to a 17% decline in sawlog sales volume, an 18% decline in pulp log sales volume and a 10% decline in pulp log sales prices. The sawlog and pulp log sales volume decline is due primarily to the overall planned 10% reduction in harvest levels for the year and the excess supply of logs throughout the region due to the continuation of extremely favorable harvesting conditions. As a result of exceptionally dry weather conditions, timberland owners were able to increase harvest levels, which resulted in an abundant supply of logs. Pulp log prices declined due primarily to the excess supply of wood fiber throughout the region.

         Southern Resources Segment operating income was 37% as a percentage of its revenue for the nine months ended September 30, 2000 and 1999. Southern Resources Segment costs and expenses decreased by $10.1 million, or 21%, to $37.1 million in 2000, compared to $47.2 million in 1999. This decrease is due primarily to a lower sawlog and pulp log sales volume.

         Lumber Segment. Revenues decreased by $27.7 million, or 11%, to $229.9 million during the first nine months of 2000, compared to $257.6 million in the prior year nine months. This decrease was due primarily to a 10% decrease in lumber sales prices and an approximate 44% decline in Northwest chip prices. Lumber prices declined due primarily to a demand-supply imbalance. North American lumber production during the first half of 2000 was 3% above production for the same period in the prior period and was at a ten-year record high. At the same time lumber demand was weakening, with housing starts 3% lower than the prior year. Revenues from chip sales in our Northwest region decreased by approximately $8.1 million, or 51%. This decline was due primarily to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer.

        Lumber Segment operating loss was $6.5 million for the nine months ended September 30, 2000, compared to operating income of $20.1 million for the same period of 1999. This change was due primarily to lower lumber sales prices and lower chip revenues. Lumber Segment costs and expenses were down by $1.0 million to $236.5 million for the nine months ended of 2000, compared to $237.5 million in the same period of 1999.

         Panel Segment. Revenues decreased by $16.6 million, or 13%, to $115.3 million for the first nine months of 2000, compared to $131.9 million for the same period of 1999. This decrease was due primarily to a 12% decrease in plywood prices, a 6% decrease in plywood sales volume and a $4.3 million decline in proceeds from plywood residuals. Commodity plywood prices declined due primarily to a demand-supply imbalance in the structural panel market, which consists primarily of oriented strand board and plywood. The demand for structural panels declined modestly while the supply continued to increase. Nine new oriented strand board plants are in the process of being built or expanded, which is expected to increase North American structural panel capacity by 12% during 2000 to 2002. As a result of this increase in capacity, commodity plywood prices for the first nine months of 2000 were 22% below average commodity prices for the same period in the prior year. Furthermore, industrial plywood prices have declined as compared to the prior year due primarily to lower commodity prices, increased competition from commodity plywood manufactures and weaker demand as a result of higher fuel costs and interest rates. Plywood sales volume declined due primarily to production curtailments as a result of weak plywood prices. Proceeds from plywood residuals declined due primarily to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer.

        Panel Segment operating income was 7% as a percentage of its revenues for the nine months ended September 30, 2000, and 18% for the same period in 1999. This decline was due primarily to lower plywood prices and lower plywood chip revenues. Panel Segment costs and expenses were down by $1.5 million, or 1%, to $106.9 million in the first nine months of 2000, compared to $108.4 million in the nine months ended September 30, 1999.

        Land Sales Segment. Revenues increased by $11.2 million to $26.3 million for the first nine months of 2000, compared to $15.1 million for the same period of 1999. Revenues in the first quarter included proceeds of $9.7 million for higher and better use lands sold as part of the approximately 90,000 acre sale of timberlands near St. Maries, Idaho. See Note 2 of the Notes to Financial Statements.

        Land Sales Segment operating income was 89% as a percentage of its revenues for the nine months ended September 30, 2000, and 87% for the same period in 1999. Land Sales Segment costs and expenses increased by $0.9 million to $2.9 million during the nine months ended of 2000, compared to $2.0 million in the same period of 1999.

         Other Costs and Eliminations (which consists of corporate overhead expenses, merger expenses, intercompany log profit elimination and the change in the LIFO reserve) decreased operating income by $11.6 million in the first nine months of 2000, compared to $12.8 million in 1999. This change of $1.2 million was due primarily to greater intercompany profit recognition of $3.9 million offset in part by merger expenses of $2.2 million. During the first nine months of 2000, $6.8 million of intercompany profit was recognized while only $2.9 million was recognized during the first nine months of 1999. This decrease was due primarily to fire-related harvesting restrictions in the Rocky Mountain Region during the third quarter of 2000. The fire restrictions prevented us from building log inventories at our Northwest mills, which historically is done during the third quarter. The profit on intercompany log sales is deferred until our lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties (at which time intercompany profit is recognized). During the third quarter of 2000, we incurred $2.2 million of expense related to the merger with The Timber Company. The merger is being accounted for as a reverse acquisition; therefore, we are expensing merger costs as incurred.

        Interest expense decreased by $15.5 million, or 31%, to $35.2 million, for the nine months ended September 30, 2000, compared to $50.7 million for the nine months ended September 30, 1999. This decrease was due primarily to the transfer of $170.1 million of debt to the unconsolidated subsidiaries in the REIT conversion and the repayment of borrowings under our line of credit with a portion of the proceeds from our November 1999 equity offering.

        Interest income increased by $2.8 million to $3.9 million for the nine months ended September 30, 2000, compared to $1.1 million for the nine months ended September 30, 1999. This increase was due primarily to investing the proceeds from the January 2000 sale of approximately 90,000 acres of timberlands near St. Maries, Idaho and a portion of the proceeds from our November 1999 equity offering.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash provided by operating activities totaled $110.5 million for the first nine months of 2000 and $107.2 million for the first nine months of 1999. As a result of the July 1, 1999 REIT conversion, net cash provided by operating activities for 2000 is not comparable with net cash provided by operating activities in 1999. Fundamental accounting and structural changes include the following:

  Substantially all of the working capital changes after the REIT conversion are reflected on the books of the unconsolidated subsidiaries of the corporation. However, the working capital changes of the unconsolidated subsidiaries will indirectly impact the corporation because these working capital changes will change the amount of the advance between the corporation and the unconsolidated subsidiaries.

  The corporation's share of equity earnings from the unconsolidated subsidiaries is not reflected in its net cash provided by operating activities until the earnings are distributed as either preferred or common stock dividends. However, cash flow deficits or surpluses of the unconsolidated subsidiaries will be reflected on the corporation's cash flow statement as interest-bearing advances/loans.

         On October 10, 2000 we announced an agreement with West Fraser Timber Co. Ltd. to sell our Southern lumber manufacturing operations in Joyce, Louisiana and Huttig, Arkansas for $60 million plus working capital. The sale is expected to close in the fourth quarter of 2000. The proceeds will be used to reduce outstanding indebtedness and fund a portion of the approximately $69 million cost to construct a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana.

         On January 14, 2000, the corporation sold approximately 90,000 acres of timberland and higher and better use land near St. Maries, Idaho to Crown Pacific Limited Partnership for approximately $73 million. The sale resulted in approximately $8.8 million of operating income (the portion of the sales proceeds related to higher and better use land) and $49.6 million of gain on the sale of assets. Proceeds from the sale were used to reduce outstanding indebtedness and to invest in our timberlands.

         We have an unsecured line of credit with a group of banks. Subject to customary covenants, the line of credit allows for borrowings from time to time of up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit. The line of credit matures on December 13, 2001 and bears a floating rate of interest. As of September 30, 2000, $86 million was outstanding with $139 million of unutilized credit. As of October 6, 2000, $86 million of the borrowings on the line of credit were repaid.

         Our borrowing agreements contain various covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and cash dividends. In addition, our line of credit requires that we maintain an interest coverage ratio on borrowings. We were in compliance with all of our borrowing agreement covenants as of September 30, 2000. If market conditions experienced during the third quarter of 2000 were to persist for an extended period of time, however, we expect that the terms of the corporation's current debt agreements would restrict both our ability to incur significant levels of additional debt and our ability to maintain our current dividend level. However, based upon the pro forma cash flow of the corporation following the merger of The Timber Company into the corporation (See Note 8 of the Notes to Financial Statements), we expect that the corporation will be able to incur all required indebtedness in connection with the merger transaction.

         Cash required to meet the corporation's financial needs will be significant. We believe, however, that cash on hand, cash flows from continuing operations and borrowings under our line of credit will be sufficient to fund planned capital expenditures, and interest and principal payments for the next twelve months.

         We will distribute to our stockholders $0.57 per share for the third quarter of 2000, payable on November 29, 2000 to stockholders of record as of November 15, 2000. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and debt covenant restrictions that may impose limitations on the corporation's ability to make cash payments. Other factors that our board of directors might consider include the appropriate timing of timber harvests, acquisition opportunities, stock repurchases, debt repayment and other means by which the corporation could deliver value to its stockholders.

CAPITAL EXPENDITURES

         The corporation's capital expenditures for the first nine months of 2000 totaled $14.6 million. Total 2000 capital expenditures of the corporation are expected to be approximately $23 million and are primarily for logging roads, reforestation and other costs associated with the planting and growing of trees.

         The unconsolidated subsidiaries' capital expenditures for the first nine months of 2000 totaled $25.1 million. Total 2000 capital expenditures for the unconsolidated subsidiaries are expected to be approximately $45 million. Year 2000 capital expenditures include approximately $33 million for the construction of a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana. The remaining $12 million of capital expenditures for the unconsolidated subsidiaries is primarily for additional equipment and upgrades for our other manufacturing facilities.

OTHER INFORMATION

In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides for guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption is required for the Company by the fourth quarter of 2000. The implementation of SAB No. 101 is not expected to have a significant impact on the Company's future results of operations or financial position.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 is effective for transfer and servicing transactions occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management is currently evaluating the requirements of SFAS 140.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Approximately $715 million of the long-term debt of the corporation and the unconsolidated subsidiaries incurs interest at fixed rates. Accordingly, the fair value of these instruments is affected by changes in market interest rates. Approximately $148.9 million of the long-term debt is recorded on the books of the unconsolidated subsidiaries. The corporation's operating partnership guarantees the long-term debt of the unconsolidated subsidiaries. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2000 was LIBOR plus .45% (7.2%), however, this rate could range from LIBOR plus 0.35% to LIBOR plus 0.875% depending on our financial results.

September 30, 2000:

Long-Term Debt, including current portion	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
Fixed Rate	$120	$27,423	$27,458	$27,494	$27,533	$604,888	$714,916	$716,100
Avg. Interest Rate	8.9%	8.8%	8.7%	8.6%	8.5%	8.3%
Variable Rate		$86,000					$86,000

As of October 6, 2000, $86 million of variable rate debt was repaid.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

         There is no pending or, to our knowledge, threatened litigation involving the corporation or any of its unconsolidated subsidiaries that we believe would have a material adverse effect on the corporation's financial position, results of operations or liquidity.

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

27*                               Financial Data Schedule for the quarter ended September 30, 2000. (filed herewith).

(b) Reports on Form 8-K

         The corporation filed a current report on Form 8-K and Form 8-K/A dated July 18, 2000, announcing the signing of a definitive agreement to merge The Timber Company, a separate operating group that manages and operates the timber business of Georgia-Pacific Corporation, with and into Plum Creek Timber Company, Inc., with Plum Creek remaining as the surviving corporation.

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

Date: November 13, 2000