Form 10-K
period 2000-12-31
PLUM CREEK TIMBER CO INC
filed 2001-03-05
CIK 849213

Conformed Copy without Exhibits

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

999 Third Avenue, Seattle, Washington 98104-4096 Telephone: (206) 467-3600

Organized in the State of Delaware I.R.S. Employer Identification No. 91-1443693

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share.
The above securities are registered on the New York Stock Exchange and the Pacific Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on February 1, 2001 was approximately $1,388,288,068. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock as of February 1, 2001 was 68,572,009. The number of outstanding shares of the registrant's special voting stock as of February 1, 2001 was 634,566.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:
Portions of the Proxy Statement for registrant's 2000 Annual Meeting of Shareholders to be held on May 8, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2000

TABLE OF CONTENTS

PART I

Item 1.	Business	3
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management	71
Item 13.	Certain Relationships and Related Transactions	71

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	72

	Index to Exhibits	73

PART I

        When we refer to "we," "us" or "our," we mean Plum Creek Timber Company, Inc. and, where appropriate, its consolidated and unconsolidated subsidiaries and its predecessor, Plum Creek Timber Company, L.P. When we refer to the "corporation," we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries.

ITEM 1. BUSINESS

General

        On February 14, 2001, we signed a definitive agreement with Pope Resources, a Delaware Limited Partnership to sell 44,500 acres of our timberlands located in southwest Washington. The transaction, which is subject to financing, is valued at approximately $54 million and is expected to close in the first quarter of 2001.

        On December 15, 2000, we sold to West Fraser Timber Co. Ltd. our Southern lumber manufacturing operations in Joyce, Louisiana and Huttig, Arkansas for $60 million plus working capital.

        On July 18, 2000, we announced the signing of a definitive agreement to merge The Timber Company, a separate operating group of Georgia-Pacific Corporation that manages and operates its timber business, with and into us, with Plum Creek Timber Company, Inc. remaining as the surviving corporation. The consummation of the merger is subject to, among other things, the approval by the stockholders of the corporation and The Timber Company, and the receipt of a favorable ruling from the Internal Revenue Service and is expected to close in the second quarter of 2001. See Note 15 of the Notes to Financial Statements.

        In January 2000, we sold approximately 90,000 acres of timberlands near St. Maries, Idaho to Crown Pacific Partners, L.P. for approximately $73 million.

        On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a corporation. Plum Creek Timber Company, Inc., the new corporation and successor registrant, has elected to be treated for Federal income tax purposes as a real estate investment trust or "REIT." As of the date of the REIT conversion, Plum Creek Timber Company, L.P. ceased to exist. To qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities, and some higher and better use lands, were transferred to several unconsolidated corporate subsidiaries. Together with the unconsolidated subsidiaries, we own, manage, and operate approximately 3.2 million acres of timberlands and nine wood product conversion facilities in the Northwest, Southern and Northeast United States.

        On November 12, 1998, we acquired 905,000 acres of timberlands in central Maine from S.D. Warren Company for a purchase price of $181 million, plus $300,000 for working capital.

SEGMENT INFORMATION

        We are the fourth largest owner of private timberlands in the United States, with a forest resource base of approximately 3.2 million acres. As of December 31, 2000, our timber portfolio contained approximately 31.7 million cunits of standing timber. A cunit is a measurement of timber volume equal to one hundred cubic feet of wood. Our timberlands are well diversified, not only by species mix but also by age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands Washington, Montana, Idaho and Maine; and the Southern Resources Segment, consisting of timberlands in Louisiana and Arkansas.

        Our manufacturing operations are conducted through our unconsolidated subsidiaries and include four lumber mills, two plywood plants, one medium density fiberboard facility, and two lumber remanufacturing facilities. These facilities, strategically located near our timberlands in Montana and Idaho, convert logs to lumber, plywood and other wood products, and convert sawdust and wood shavings to medium density fiberboard. The Lumber Segment refers to our lumber facilities and the Panel Segment refers to our plywood and medium density fiberboard facilities. The Lumber and Panel segments have established a network of 49 independent warehouses located strategically throughout the United States in order to enhance customer service and prompt deliveries. During December 2000, we sold our Southern lumber manufacturing facilities in Joyce, Louisiana and Huttig, Arkansas. The Land Sales Segment refers to our higher and better use lands. "Other" refers to a plywood facility in Louisiana and a chip facility in the State of Washington. In 1998, we closed the plywood facility and sold the chip facility. Certain financial information for each business segment is included in Note 14 of the Notes to Financial Statements and is incorporated herein by reference.

NORTHERN RESOURCES SEGMENT

        Cascade Region. The Cascade Region's 277,000 acres of timberland in western and central Washington contain an estimated 4.2 million cunits of standing timber. Logs harvested in the Cascade Region are sold for export to Pacific Rim countries, principally Japan, and to domestic mills owned by third parties. Logs sold for export are generally of higher quality than logs sold into the domestic market.

        In the Cascade Region, approximately 61% of the logs sold in 2000 were sold to unaffiliated domestic wood products manufacturers. We also sold 20% of the logs from the Cascade Region to third parties as pulp logs. These generally constitute smaller and lower quality logs not suitable for use by solid wood products manufacturers. Competitors in the domestic log market include the United States Forest Service, the state of Washington, and numerous private individuals and industrial timber owners.

        Customers for the Cascade Region's export sawlogs consist primarily of large Japanese trading companies. Competitors in the export market include numerous private timberland owners in the United States and Canada, as well as companies and state-controlled enterprises in Chile, New Zealand, and Russia, all of which have abundant timber resources. We compete primarily based on our long-term relationships and our reputation as a reliable year-round supplier of premium grade logs. In 2000, approximately 19% of the logs harvested in the Cascade Region were sold to customers in Japan.

        Rocky Mountain Region. In January 2000, we sold approximately 90,000 acres of non-strategic timberlands in Idaho that contained approximately 1.3 million cunits of standing timber. The Rocky Mountain Region now consists of 1,486,000 acres of timberland in western Montana and northern Idaho, containing an estimated 10.2 million cunits of standing timber. The Rocky Mountain Region primarily sells logs to our lumber and plywood facilities, with the remainder sold to third-party domestic mills.

        In conjunction with an acquisition in 1993 of 865,000 acres of timberland in western Montana, we entered into a sourcing agreement with Stimson Lumber Company to supply logs to Stimson's Montana mills, based upon prevailing market prices, over a ten-year period ending in 2003. In the Rocky Mountain Region, we sell virtually all of our logs domestically as saw timber. In 2000, approximately 74% of the logs sold in the region were sold to our manufacturing facilities and the remainder were either sold to unaffiliated domestic mills or traded to other timber companies for logs better suiting our needs.

        Competitors in the Rocky Mountain Region log market include the United States Forest Service, the states of Montana and Idaho, the Bureau of Land Management, the Bureau of Indian Affairs, as well as numerous other industrial timber owners.

        Northeast Region. The Northeast Region consists of 903,000 acres of timberland in central Maine that contain an estimated 13.0 million cunits of standing timber. Logs in the Northeast Region are sold for export to Canada and to domestic mills owned by third parties. In connection with our acquisition of these timberlands in 1998, we entered into a long-term agreement to supply pulp wood fiber to S.D. Warren Company's paper facility in Skowhegan, Maine at prevailing market prices. The fiber supply agreement ends in 2023 and may be extended up to an additional 15 years at the option of S.D. Warren Company. In the Northeast Region, approximately 22% of the logs sold in 2000 were exported to lumber mills in Canada. Pulp logs sold to third parties accounted for 50% of the total volume harvested in 2000. Competitors in this market include numerous wood brokers, individuals and industrial timberland owners in Maine and in the Canadian provinces of Quebec and New Brunswick.

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

SOUTHERN RESOURCE SEGMENT

        The Southern Resource Segment, also referred to as the Southern Region, consists of 522,000 acres (plus 9,000 acres of leased land) of timberlands in Louisiana and Arkansas that contain an estimated 4.3 million cunits of standing timber. In 2000, 81% of sawlogs from this region were sold to our lumber facilities and 19% were sold to other third party conversion facilities. During 2000, we completed the conversion of our Southern Region pine timberlands from unmanaged forests into actively managed plantation forests.

        In connection with our December, 2000 sale of our Southern lumber facilities to West Fraser Timber Co. Ltd., we entered into a long-term agreement to supply logs to these mills at prevailing market prices. The supply agreement expires in 2015 and may be renewed for five-year periods thereafter upon mutual consent of both parties. Additionally, in connection with our acquisition of the Southern Region timberlands and manufacturing facilities in 1996, we entered into a long-term agreement to supply pulp logs and mill residuals to Riverwood International Corporation at prices that are based upon prevailing market prices. The supply agreement ends in 2016 and can be extended up to an additional 10 years by either party.

        The harvest in the Southern Region during 2000 was approximately 56% pulp logs and 44% sawlogs. We expect that our long-term supply agreements with Riverwood International Corporation and West Fraser Timber Co. Ltd. will provide us with secure markets for a substantial portion of the wood fiber harvested from our Southern Region timberlands. Due to transportation costs, domestic wood and fiber consuming facilities tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Region include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete with numerous private and industrial timberland owners in the Southern United States and Federal and state agencies in Arkansas and Louisiana.

LUMBER SEGMENT

        We produce a diverse line of lumber products, including common and select boards, studs, edge-glued boards and finger-jointed studs. In December 2000, we sold our Southern lumber facilities. Excluding lumber produced by our Southern mills, in 2000 we sold 407 million board feet of lumber, compared to 431 million board feet in 1999 and 391 million board feet in 1998. Our lumber output was reduced in 2000 as the result of weak markets and to better align our lumber production with our timberland harvests. Lumber output grew in 1999 as a result of investments in the Pablo, Montana mill and the May 1998 acquisition of a remanufacturing facility in Meridian, Idaho.

        Lumber products manufactured in our two studmills, two random-length mills, and remanufacturing facility in western Montana, along with our remanufacturing facility in Idaho, are targeted to domestic lumber retailers, such as retail home centers, for use in repair and remodeling projects. These products are also sold to stocking distributors for use in home construction. Value-added products and services such as consumer appearance boards, pull-to-length boards, premium furring strips, premium studs and pattern boards are targeted to specialty markets and have made us less dependent on the more volatile home construction market. In 2000, 50% of our northwest lumber products were sold into retail markets, 30% were sold to stocking distributors and 13% were sold to industrial and remanufactured product markets.

        Competition in our lumber markets is based on price and quality and, to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. We compete in domestic lumber markets with a host of other United States, Canadian, European, South American and New Zealand producers. Canadian and European lumber producers have increased their penetration into the United States market due to their lower wood fiber costs and favorable exchange rates. The lumber market is also subject to competition from substitute products, such as products made from radiata pine, medium density fiberboard, oriented strand board, particleboard, laminates, steel and plastic.

        Residual Wood Chips. Our lumber and plywood mills produce residual wood chips as a by-product of the conversion of raw logs into finished products. These wood chips are sold to regional paper and pulp mills. A substantial portion of our residual wood chips is sold to Smurfit Stone Container Corporation under a long-term supply agreement.

PANEL SEGMENT

        The Panel Segment consists of two plywood plants and a medium density fiberboard facility in western Montana. The panel facilities produce a diverse line of plywood and medium density fiberboard products. Plywood revenues represented approximately 66% of the panel segment revenues in 2000, 71% in 1999 and 71% in 1998.

        During 2000 we started construction of a new thin-board production line at our existing medium density fiberboard facility. The construction of the new $75 million thin-board production line is expected to be completed in the fall of 2001.

        Plywood. We produce high-grade plywood that we sell primarily into specialized industrial markets. In 2000, we sold 303 million square feet of plywood, compared to 332 million square feet in 1999 and 320 million square feet in 1998. We reduced our production in 2000 as a result of weak plywood markets and to better align our plywood production with our timberland harvests. During 2000, 60% of our plywood products were sold in specialty industrial markets including boat, recreational vehicle and fiberglass-reinforced panel manufacturing, and 9% were sold in export markets. Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. See Lumber Segment for discussion on residual wood chips.

        Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board, a less expensive substitute wood product. Oriented strand board continues to capture a greater percentage of the structural panel market due to its low cost. Oriented strand board has now captured over 50% of the structural panel market, and this percentage is expected to increase over the next several years as additional oriented strand board plants are built or existing facilities are expanded. Additionally, the quality of oriented strand board continues to improve and has become widely accepted in most building applications. However, because oriented strand board does not have plywood's strength-to-weight ratio, moisture resistance and machinability, it cannot be used in many specialty applications. In order to improve operating performance many commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in markets we serve. We expect to remain competitive due to our strong customer base, extensive experience in industrial markets, supply of superior quality timber, and reputation for high quality products, including various trademarked products such as MarineTech®, RV-X®, DuraFloor®, and Ultra-Core®.

        Medium Density Fiberboard. We supply high quality medium density fiberboard ("MDF") to a wide range of customers in North America and Asia. Some of the more common uses of MDF include furniture and cabinet components, architectural moldings, doors, and store fixtures. We sold 138 MMSF (3/4² basis) in 2000, 135 MMSF in 1999 and 135 MMSF in 1998.

        The medium density fiberboard industry has been undergoing dramatic growth and increased competition because North American consumption and capacity has nearly doubled over the past seven years. Medium density fiberboard producers compete on a global scale, primarily on the basis of price, quality, service and the availability of specialty products. Medium density fiberboard is also subject to competition from solid wood products as well as hardboard and particleboard products. Competition in the industry has increased recently because of the recent price reductions of solid wood products and increased European imports resulting from the strong U.S. currency.

        Our Super-Refined MDF® commands a price premium over standard medium density fiberboard due to its superior performance in high-value applications. Super-Refined MDF® has consistently fine fiber, homogeneous density and light color, all of which make it a preferred choice where detailed shapes and smooth finishes are required. Moreover, because our fiber supply consists of inland western softwoods, a slower growth species with a low abrasive content, Super-Refined MDF® has proven to have superior machining and finishing qualities over competing products. Furthermore, we believe that the MDF plant's high production efficiency and relatively low energy and wood costs position us as one of North America's lowest cost producers. We acquire 53% of our sawdust and wood shavings for medium density fiberboard production internally from our plywood and lumber operations. The remaining 47% is purchased from third parties.

LAND SALES SEGMENT

        We have currently identified approximately 150,000 acres of our properties located in recreational areas or near expanding population centers that may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management. We sold 24,881 acres of higher and better use land in 2000, 12,236 in 1999 and 14,710 in 1998.

        Since our July 1, 1999 REIT conversion, we have transferred approximately 24,200 acres, referred to as higher and better use land, to an unconsolidated subsidiary that focuses on maximizing the value from land sales. Periodically the REIT may transfer additional properties to this unconsolidated subsidiary. Our unconsolidated subsidiary expects to sell or exchange these properties within the next five years. Our strategy for the remaining acres is to realize the value of these properties over the next ten to fifteen years, through long-term timberland management followed by sales or exchanges. Our on-going review process evaluates properties based on a number of factors, such as proximity to population centers and major transportation routes and the presence of special ecological features. Occasionally, the corporation is approached by third parties, such as conservation groups or adjacent landowners, and asked to sell land that has not been transferred to the unconsolidated subsidiaries. We sell the property if the transaction is consistent with our land sales strategy.

TIMBER RESOURCE MANAGEMENT AND ENVIRONMENTAL STEWARDSHIP

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

        Value can be enhanced on younger timber stands through thinning operations. Value increases as trees grow and add wood volume more rapidly. Thinning a timber stand enables the healthier and potentially more valuable trees to grow more rapidly. As trees grow larger, they can be used in higher value applications such as high grade lumber, plywood, and furniture. We also consider the impact of forest management activities on properties with higher and better uses other than long-term timber production, and modify harvest plans accordingly.

        It is our policy to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are used on approximately 90% of the timberlands in our Rocky Mountain and Northeast Regions. In both the Cascade and Southern Regions, substantially all reforestation is done by planting. During 2000, we planted approximately 4.6 million seedlings on our Cascade, Rocky Mountain and Northeast Region timberlands and approximately 13.8 million seedlings on our Southern Region timberlands.

        Forests are subject to a number of natural hazards, including damage by fire, insects and disease. Severe weather conditions and other natural disasters can also reduce the productivity of forest lands and disrupt the harvesting and delivery of forest products. While, damage from natural causes is typically localized and would normally affect only a small portion of the timberlands, these hazards are unpredictable and losses might not be so limited. The size and diversity of our timberlands, together with our intensive forest management, should help to minimize these risks. Consistent with the practices of other large timber companies, we do not maintain insurance against loss to standing timber on our timberlands due to natural disasters, but we do maintain insurance for loss of logs due to fire and other occurrences following harvesting.

        Environmental Stewardship. We are a leader in environmentally responsible resource management. As such we subscribe to the principles and objectives of the Sustainable Forestry InitiativeSM which sets forth a comprehensive approach to responsible forest stewardship. Sustainable Forestry InitiativeSM principles are designed to ensure that forest management is integrated with the conservation of soil, air and water resources, wildlife and fish habitat, and aesthetics. In 1999, we retained PricewaterhouseCoopers LLP, an internationally recognized auditing firm, to independently audit our forest practices against the standards and objectives of the Sustainable Forestry InitiativeSM. As part of this process an independent team audited all of our operating regions. The 1999 audit verified that we were in compliance with the objectives of the Sustainable Forestry InitiativeSM on our timberlands in all material respects. In 2000, the operating regions developed and began implementation of management action plans based upon "Opportunities for Improvement" identified in the 1999 audits to ensure continuous improvement in our forestry practices.

        As a part of our environmental leadership, we are in the forefront of the habitat conservation planning movement. We currently manage over 1.8 million acres under three habitat conservation agreements. The habitats of hundreds of species are protected by these agreements, including twelve species listed as threatened under the Endangered Species Act. These conservation agreements include: the Cascade Region Habitat Conservation Plan, which provides habitat protection for 285 species; the Grizzly Bear Conservation Plan in the Swan Valley of western Montana; and the Native Fish Habitat Conservation Plan, completed in November 2000, which covers 1.6 million acres of Plum Creek land and provides for habitat protection of native trout and salmon species listed as either threatened or endangered under the Endangered Species Act.

        We are currently in the process of developing another habitat conservation plan for red-cockaded woodpeckers, covering approximately 260,000 acres in Arkansas and Louisiana. (See "Federal and State Regulations, Endangered Species.")

RAW MATERIALS

        The lumber and panel facilities obtain the majority of their raw logs from our timberlands. Our timberlands provided 79% of the northwest lumber's raw log needs in 2000, 77% in 1999 and 83% in 1998. Our timberlands provided 84% of our plywood's raw log needs in 2000, 88% in 1999 and 95% in 1998. The Rocky Mountain Region provides a consistent supply of quality logs and preferred timber species to our lumber and plywood facilities, although over time the average log size is expected to decline and the species mix is expected to change due to harvest and growth patterns.

        Our lumber and plywood facilities have and will continue to purchase stumpage and logs from external sources, including the United States Forest Service, Bureau of Indian Affairs, Bureau of Land Management and state and private timberland owners. At December 31, 2000, our lumber and plywood facilities had approximately 82,000 cunits of timber under contract from external sources that may be harvested over the next three years. The United States Forest Service harvest plan calls for a 2001 harvest of 400,000 cunits in close proximity to our lumber and plywood facilities in western Montana. However, due in part to legal challenges and changes in public policy, the United States Forest Service will likely sell less volume. Our lumber and plywood facilities are permitted to bid on up to approximately fifty percent of the volume sold annually by the United States Forest Service, with the remainder set aside for small businesses. In addition, approximately 800,000 cunits of timber is expected to be offered annually to our lumber and plywood facilities from other timberland owners. The geographic area in which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuate. (For further discussion of other timber supply issues see "Federal and State Regulations.")

        Our MDF facility has a consistent supply of sawdust and wood shavings from internal and external sources. Our remanufacturing facilities use short or narrow pieces of lumber, a by-product of our lumber facilities' operations, as well as lumber purchased from third-party mills.

COMPETITION

        Markets for forest products are highly competitive in terms of price and quality. Many of our competitors have substantially greater financial and operating resources. In addition, wood products are subject to increasing competition from a variety of substitutes, including non-wood and engineered wood products. Plywood markets are subject to competition from oriented strand board, and lumber and log markets are subject to competition from other worldwide suppliers. We believe we can compete effectively because of our extensive private timber inventory, our proven leadership in environmental forestry, which has positioned us to meet regulatory challenges on a cost-effective basis, our reputation as a dependable, long-term supplier of quality products, our innovative approach to providing high-quality, value-added products to various specialty and industrial niche markets and the integration of our timberlands with efficient manufacturing processes.

SEASONAL EFFECTS

        Domestic log sales volumes from our Northern timberlands are typically at their lowest point in the second quarter of each year when warming weather thaws and softens roadbeds, thus restricting access to logging sites. Log sales volumes from our Southern timberlands are generally at their lowest point during the first quarter of each year, as winter rains limit operations.

        Demand for manufactured products is generally lower in the winter quarter when activity in construction markets is slower, and higher in the spring, summer and fall quarters when construction increases. In addition to seasonal fluctuations in demand, prices of manufactured products can be affected by weather-related fluctuations in supply, as production can be hampered during severely cold winter months and then rebound with warmer spring weather. Working capital varies with seasonal fluctuations. Log inventories increase going into the winter season to prepare for reduced harvest during the spring in the North and during the rainy season in the South.

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

        Endangered Species. The Endangered Species Act protects species threatened with possible extinction. A number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for one or the other status under the Endangered Species Act. As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber and the construction of roads.

        We have received permits from the U.S. Fish and Wildlife Service that together will cover our forest management on approximately 1,743,600 acres in the Cascade and the Rocky Mountain Regions. As part of the permit application process under the Endangered Species Act, we prepared habitat conservation plans that will govern our management activities on the lands covered by the plans in these regions during the respective terms of the permits. The habitat conservation plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures including the protection of riparian areas. In consideration for this mitigation, the permits authorize forestry practices that are consistent with the plans, even though they may have an adverse impact on the listed species covered by the plans and permits.

        We have also entered into an agreement with the Fish and Wildlife Service, the U.S. Forest Service, and the state of Montana to conserve grizzly bears. This agreement, which covers 83,000 acres of our timberlands in the Swan Valley in western Montana, requires that we protect habitat of, and minimize the impact of our forestry activities on, the grizzly bear. In consideration for this mitigation, the Fish and Wildlife Service authorized forestry practices in the Swan Valley that are consistent with the agreement, but that may have an adverse effect on grizzly bears.

        In addition, the red-cockaded woodpecker, listed as endangered under the Endangered Species Act, is found on some of our lands in Louisiana and Arkansas. We are currently working with the Fish and Wildlife Service to develop a habitat conservation plan to cover affected tracts and, if approved, we will receive a permit authorizing forest practices consistent with those plans. Although discussions are underway, we are unable to predict whether this plan will ultimately be approved or, if approved, what its terms would be.

        Although the habitat conservation plans and the grizzly bear agreement have been implemented and are functioning as expected, there can be no assurance that they will remain in force or be sufficient to protect us against subsequent amendments of the Endangered Species Act. Nor can there be assurance that they will be sufficient to protect us against the listing of additional species, or against changes to other applicable laws and regulations. Any of these changes could materially and adversely affect our operations.

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

        Timberlands. Our forest practices are and will in the future be subject to specialized statutes and regulations in the states where we operate, which currently include Montana, Washington, Idaho, Louisiana, Arkansas and Maine. Many of these states have enacted laws that regulate forestry operations, such as growing, harvesting and processing activities on forestlands. Among other requirements, these laws impose some reforestation obligations on the owners of forestlands. Several states require prior notification before beginning harvesting activities. The states of Washington and Maine require a regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed activity. Other state laws and regulations control the following activities: slash burning and harvesting during fire hazard periods; activities that affect water courses or are in proximity to inland shore lines; activities that affect water quality, and some grading and road construction activities.

ENCUMBRANCES

        Under the terms of our debt agreements, we have agreed not to pledge, assign or transfer timberlands, except under limited circumstances. The holders of our First Mortgage Notes have a first mortgage lien on a significant portion of the Lumber and Panel Facilities. The corporation guarantees the First Mortgage Notes recorded on the books of the unconsolidated subsidiaries.

        The title to our timberlands generally includes substantially all the related hard rock mineral interests. However, we did not obtain the hard rock mineral interests to a significant portion of the 865,000 acres of Montana timberland purchased in 1993. In addition, we do not own oil and gas rights to the majority of our timberlands. Title to the timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the timberlands or materially restrict the harvesting of timber or other operations.

EMPLOYEES

        We currently have approximately 422 salaried and 1,292 hourly employees. Most of the employees work for one of the unconsolidated subsidiaries. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The harvesting and delivery of logs is conducted by independent contractors who are not our employees.

ITEM 2. PROPERTIES

        We believe that our Northern and Southern timberlands and lumber and panel facilities are suitable and adequate for current operations. The lumber and panel facilities are owned and are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the lumber and panel facilities are modern, state-of-the-art facilities. Substantially all of the lumber and panel facilities operated near maximum capacity in 1999. During 2000, our lumber and plywood facilities reduced production by 5%-10% as a result of weak market conditions and to better align our lumber and plywood production to our timberland harvests. See Item 1. Business for discussion of the location and description of properties and encumbrances related to properties.

ITEM 3. LEGAL PROCEEDINGS

        There is no pending or threatened litigation involving the corporation that we believe would have a material adverse effect on the corporation's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Executive officers are elected annually at the first quarterly meeting of the board of directors following the annual meeting of stockholders.

			Officer
Name	Age	Office (f)	Since
Rick R. Holley (a)	49	President and Chief Executive Officer	1989
William R. Brown (b)	49	Executive Vice President and Chief Financial Officer	1995
Michael J. Covey (c)	43	Senior Vice President	1998
Barbara L. Crowe (d)	49	Vice President, Human Resources	1997
James A. Kraft (e)	45	Vice President, General Counsel and Secretary	1989

(a)	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.
(b)

Served since May 1999 as Executive Vice President and Chief Financial Officer. Mr. Brown was Vice President, Strategic Business Development from January 1998 to May 1999, Vice President, Resource Management from February 1995 to January 1998, and Director, Planning from August 1990 to February 1995.

(c)

Served since August 2000 as Senior Vice President. Mr. Covey was the Vice President, Resources from January 1998 to August 2000, General Manager, Rocky Mountain Timberlands from August 1996 to January 1998, Director of Operations, Rocky Mountain Region from June 1995 to August 1996, and Plant Manager, Ksanka Sawmill from August 1992 to June 1995.

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

(e)

Served since April 1996 as Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993.

(f)

Since July 1, 1999 the listed individuals have served as officers of Plum Creek Timber Company, Inc. Prior to the REIT conversion, the listed individuals served as officers of the general partner of Plum Creek Timber Company, L.P. or the predecessor of the general partner. There are no family relationships among them.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Plum Creek Timber Company, Inc.'s common stock is traded on the New York Stock Exchange and the Pacific Exchange. As of February 1, 2001, there were approximately 60,400 beneficial owners of 69,206,575 outstanding shares.

        Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash distribution information for 2000 and 1999, are as follows:

2000	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$ 25.75	$ 29.81	$ 28.94	$ 26.94
Low	21.50	23.13	21.88	21.81
Cash distribution per Share	$0.57	$0.57	$0.57	$0.57

1999	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$ 29.44	$ 32.13	$ 31.88	$ 29.50
Low	25.50	25.75	26.13	23.81
Cash distribution per Share or Unit	$0.57	$0.57	$0.57	$0.57

        Cash distributions are determined by our board of directors. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and debt covenant restrictions that may impose limitations on the corporation's ability to make cash payments. Other factors that our board of directors might consider include the appropriate timing of timber harvests, acquisition opportunities, stock repurchases, debt repayment and other means by which the corporation could deliver value to its stockholders.

ITEM 6. SELECTED FINANCIAL DATA

For the year:	2000(1)(2)	1999(2)(3)(4)	1998(4)(5)	1997(4)	1996(4)(6)
(In millions, except per Share/Unit): Revenues	$ 209.1	$ 479.6	$ 736.7	$ 758.6	$ 667.4
Depreciation, Depletion and Amortization	38.9	59.7	69.3	70.2	56.9
Operating Income	123.5	146.4	141.1	173.3	165.0
Income before Cumulative Effect of Accounting Change	131.9	113.4	75.4	111.7	223.6
Cumulative Effect of Accounting Change		12.2
Net Income	131.9	125.6	75.4	111.7	223.6
Capital Expenditures (7)	21.7	25.6	64.3	28.3	19.3
Net Cash Provided by Operations	149.3	138.0	164.0	190.0	171.9
Income before Cumulative Effect of Accounting Change per Share/Unit	1.91	1.72	0.90	1.72	4.71
Net Income per Share/Unit	1.91	1.94	0.90	1.72	4.71
Cash Distributions Declared per Share/Unit	2.28	2.28	2.28	2.20	2.02

Pro forma amounts, assuming the change in accounting was applied retroactively:
Net Income		113.4	77.2	112.9	224.7
Net Income Allocable to Common Stockholders/Unitholders		96.3	43.5	81.0	197.0
Net Income per Share/Unit		1.72	0.94	1.75	4.73

At year end (in millions):
Working Capital	14.9	59.1	129.6	158.3	153.0
Total Assets	1,250.1	1,250.8	1,438.2	1,330.9	1,336.4
Total Debt	662.0	649.1	961.0	763.4	780.8
Stockholders' Equity / Partners' Capital (8)	506.7	533.0	405.4	470.3	491.6

Operating Data:
Northwest Timberlands Fee Timber Harvested (M Cunits) (9)	886	923	968	980	1,121
Southern Timberlands Fee Timber Harvested (M Cunits)	591	728	772	812	127
Northeast Timberlands Fee Timber Harvested (M Cunits)	397	404	44
Lumber Sales Volume (MMBF) (10)	407	431	391	356	417
Plywood Sales Volume (MMSF) (3/8" basis) (11)	303	332	320	314	292
MDF Sales Volume (MMSF) (3/4" basis)	138	135	135	104	111

(1) Net Income includes a non-operating income gain of $49.5 million related to the sale of approximately 90,000 acres of timberlands in
     Idaho.
(2) Revenues; Depreciation, Depletion and Amortization; Operating Income; Net Income; Capital Expenditures; Net Cash Provided by Operations;
     Working Capital; Total Assets and Total Debt are not comparable with the prior years as a result of the July 1, 1999, REIT conversion. See
     Note 1 of the Notes to Financial Statements.
(3) During 1999 the corporation changed its accounting policy for reforestation costs. See Note 1 of the Notes to Financial Statements.
(4) Revenues have been restated to reclass shipping costs from revenues to cost of goods sold.
(5) Results include the impact of an acquisition of 905,000 acres of timberland in Maine from November 12, 1998.
(6) Included in 1996 results of operations was a gain of $105.7 million related to the sale of 107,000 acres of timberlands in northeast Washington and northern Idaho and the impact from that sale from October 12, 1996. Results also include the impact of the acquisition from Riverwood
     International Corporation of 538,000 acres of timberland and related assets in Louisiana and Arkansas from October 19, 1996.
(7) Does not include $181.1 million related to the Maine acquisition in 1998 or $560.7 million related to the Southern Region acquisition in 1996.
(8) The partnership issued 5.7 million units during 1996 for net proceeds of $144.3 million. The corporation issued 5.75 million shares during
     1999 for net proceeds of $141.7 million.
(9) Does not include 53 M cunits in 1999, 63 M cunits in 1998, 92 M cunits in 1997 and 86 M cunits in 1996, related to approximately 90,000 acres of timberlands in Idaho which were sold in January 2000.
(10) Does not include 259 MMBF in 2000, 267 MMBF in 1999, 215 MMBF in 1998, 207 MMBF in 1997 and 38 MMBF in 1996, related to sales volume from the lumber facilities at Joyce, Louisiana and Huttig, Arkansas which were sold in December 2000.
(11) Does not include 115 MMSF in 1998, 200 MMSF in 1997 and 37 MMSF in 1996, related to sales volume from the Joyce, Louisiana, plywood facility which was closed in July 1998.

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

Overview

        REIT Conversion. On July 1, 1999, Plum Creek Timber Company, L.P., the former partnership and registrant, converted from a master limited partnership to a corporation that is taxed as a Real Estate Investment Trust (REIT). In order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate subsidiaries. Following the transfers, Plum Creek Timber Company, Inc., the new corporation and successor registrant, became entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through a combination of preferred stock and nonvoting common stock. The remaining 1% of the economic value and 100% of the voting control of the manufacturing and harvesting subsidiaries were owned by four individuals who were also officers of the corporation at the time of the REIT conversion. As of January 1, 2001, each of the current three officers and a former officer agreed to sell their shares of the voting stock to the corporation. The corporation now owns 100% of the voting stock in the unconsolidated subsidiaries. See Note 16 of the Notes to Financial Statements.

        The corporation's financial statements reflect the deconsolidation of the manufacturing and harvesting operations along with some higher and better use land sales effective July 1, 1999. Therefore, the financial statements for the year ended December 31, 2000 are not comparable to those for the year ended December 31, 1999, which in turn, are not comparable to those for the year ended December 31, 1998. However, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," the corporation has the same five reportable business segments as the former registrant. Furthermore, the segment disclosure has been prepared on a basis consistent with that of the former registrant. See Notes 1, 5, 8, 9 and 12 of the Notes to Financial Statements for further discussion of how the financial statements have been impacted by the REIT conversion.

        Revenues and expenses for 1999 and 1998 have been restated in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Revenues have been restated to reclass shipping costs from revenues to cost of goods sold. See Note 1 and 5 of the Notes to Financial Statements.

        Non-recurring Items. During 2000 we had the following non-recurring items which had an impact on our results of operations:

    Timberland Sale. In January, the corporation sold approximately 90,000 acres of timberlands and higher and better use lands near St. Maries, Idaho for approximately $73 million. The sale resulted in approximately $8.8 million of operating income (portion of sales proceeds related to higher and better use land) and $49.5 million of non-operating income.

    Merger Expenses. In July, we announced the signing of a definitive agreement to merge with The Timber Company. See Note 15 of the Notes to Financial Statements. During 2000, we incurred approximately $3.8 million of merger-related expenses. These costs have been expensed in the income statement (because for accounting purposes The Timber Company is the acquiring company) and have been reported as a separate line item.

    Manufacturing Facilities Sale. In December, one of our unconsolidated subsidiaries sold the Southern lumber manufacturing facilities in Joyce, Louisiana and Huttig, Arkansas to West Fraser Timber Co. Ltd. for $60 million plus working capital. A loss of $2.5 million was recognized in connection with this sale. See Notes 5 and 14 of the Notes to Financial Statements.

        During 1999 we had the following non-recurring items which had an impact on our results of operations:

    Income Tax Benefit. In connection with the REIT conversion, a one-time income tax benefit of approximately $14.0 million was recorded by the corporation for the net temporary differences associated with the assets and liabilities transferred to the unconsolidated subsidiaries. See Note 1 of the Notes to Financial Statements.

    Accounting Method Change. We changed our accounting policy with respect to reforestation costs and other costs associated with the planting and growing of trees. The cumulative effect of the accounting method change increased 1999's net income by $12.2 million. Furthermore, 1999's operating income increased by $2.9 million as a result of the accounting method change. See Notes 1 and 14 of the Notes to Financial Statements.

    REIT Conversion Costs. In connection with the REIT conversion, we incurred $5.1 million of reorganization costs in 1999 and $4.8 million in 1998. See Note 1 of the Notes to Financial Statements.

    Land Exchange. In our Cascade Region, we received 11,586 acres of timberlands plus $4.3 million of cash from the United States Forest Service in exchange for 31,713 acres of timberlands. The cash portion of this exchange resulted in a non-operating income gain of approximately $3.6 million. See Note 9 of the Notes to Financial Statements.

Events and Trends Affecting Operating Results

        Market Forces. The demand for logs and manufactured wood products depends upon international and domestic market conditions, the value of the U.S. dollar in foreign exchange markets, competition, the availability of substitute products and other factors. In particular, the demand for logs, lumber, plywood and medium density fiberboard is affected by residential and industrial construction, and repair and remodel activity. These activities are subject to fluctuations due to changes in economic conditions, tariffs, interest rates, population growth and other economic, demographic and environmental factors. Additionally, the demand for logs is affected by the demand for wood chips in the pulp and paper markets.

        Current Market Conditions. Prices for domestic logs in our Cascade Region decreased in 2000 by 6% from 1999 levels. Prices during 2000 were under downward pressure during most of the year, and as a result, prices during the second half of 2000 were 13% below prices during the same period in the prior year. The price decline was primarily due to depressed lumber prices and a weak export market. Export log prices in our Cascade Region increased by 5% in 2000 over the prior year but remained weak overall. The weak price was primarily due to a slow Japanese economy and a greater acceptance by the Japanese market of substitute products.

        Prices for domestic logs in our Rocky Mountain Region improved by 3% in 2000 compared to 1999. However, prices during the second half of 2000 were under downward pressure, and as a result, prices for the fourth quarter of 2000 were 5% below prices during the same period in the prior year. The price decline was primarily due to weak lumber and plywood prices. Furthermore, late in the fourth quarter log prices declined further due to lumber and plywood production curtailments and an abundant supply of logs. The supply of logs has also increased as a result of salvage operations in connection with timber that was burned during the summer. Pulp log and chip prices in the Northwest remained weak during 2000, primarily due to the abundant world-wide supply of pulp and paper.

        Prices for sawlogs and pulp logs in our Northeast Region during 2000 increased by 11% over 1999 levels. Sawlog prices increased primarily due to the opening of several new mills in the region and pulp log prices increased primarily due to weather-related harvesting curtailments. However, sawlog and pulp log prices in our Northeast Region during the fourth quarter of 2000 were under downward pressure primarily due to weak lumber markets and favorable harvesting conditions.

        Sawlog prices in our Southern Region remained weak during 2000 primarily due to an abundant supply of logs as a result of favorable harvesting conditions. Furthermore, late in the fourth quarter, sawlog prices declined sharply (over 20%) primarily due to weak lumber and plywood prices and related production curtailments. Pulp log prices in our Southern Region decrease by 10% during 2000 as compared to the prior year primarily due to an abundant supply of pulpwood as a result of the favorable harvesting conditions.

        Composite indices for commodity lumber prices were 20% lower in 2000 than in 1999, primarily due to the slowing U.S. economy and excess lumber production. U.S. housing starts during 2000 were 4% below the prior year while at the same time lumber production remained strong. North American lumber production during the first eleven months of 2000 was on par with the near record level production for the same period in the prior year. Board prices were also under downward pressure during most of 2000 primarily due to the slowing U.S. economy and increased imports. European imports of boards increased by approximately 20% between 1999 and 2000 due to the strong U.S. currency and increased European production. Furthermore, late in the fourth quarter, prices weakened further due to the continued demand-supply imbalance.

        Composite indices for commodity plywood prices were 19% lower in 2000 than in 1999, primarily due to increased structural panel capacity, declining oriented strand board prices, and lower U.S. housing starts. New oriented strand board plants that are in the process of being built or expanded are expected to increase North American structural panel capacity by approximately 12% during 2000 to 2002. During 2000, oriented strand board prices decreased by over 20% compared to the prior year. Industrial and specialty-grade plywood prices were also lower in 2000 compared to 1999. The lower prices were due to weaker demand from industrial customers such as boat and recreational vehicle manufacturers as a result of the slowing U.S. economy and rising energy prices.

        Medium density fiberboard prices improved by 6% in 2000 over 1999. However, prices were under downward pressure during the fourth quarter of 2000 primarily due to weakening demand. Demand for MDF has weakened due to the slowing U.S. economy and increased use of substitute products. Substitution for North America MDF has increased due to low lumber prices and increased European imports as a result of the strong U.S. currency.

        Harvest Plans. We determine our annual roundwood (sawlogs and pulpwood, including stumpage sales) harvesting plans based on a number of factors. At the stand level, ranging in size from 10 to 200 acres, we consider the age, size, density, health and economic maturity of the timber. A stand is a continuous block of trees of a similar age, species mix and silvicultural regime. At the forest level, ranging in size from 240,000 to 760,000 acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, a forest's progression from an unmanaged to a managed forest, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands.

        Active forest management involves the conversion of a forest from an unmanaged to a managed state. An unmanaged forest is made up largely of mature and over-mature stands of timber which are growing slowly, both in terms of volume and value. In a managed forest, there exists a range of age classes, from recently planted stands to economically mature stands. The conversion of a forest from an unmanaged to a managed state can take from one to two forest generations, or rotations. Toward the end of the initial conversion process, a decline in the inventory volume is normal as the harvest of mature and over-mature stands ends, and as the younger, faster growing stands have yet to reach final harvest age.

        Harvest levels in the Rocky Mountain Region were 620,000 cunits in 2000 and 653,000 cunits in 1999, adjusted for the sale of the St. Maries Unit in January 2000. (Actual, non-adjusted harvest levels in the Rocky Mountain Region were 706,000 cunits in 1999.) Harvest levels in 2001 are expected to increase 3% over 2000, as normal operating conditions resume following the harvesting disruptions experienced in 2000 as a result of the worst fire season in fifty years. Beyond 2001, we expect harvest levels to decline moderately as the process of converting slower growing forests to younger, more productive stands nears completion.

        Harvest levels in the Cascade Region (including sawlogs and pulpwood) were 266,000 cunits in 2000, compared to 270,000 cunits in 1999. Harvest levels in 2001 are expected to decline by 23% compared to 2000, as the conversion of slower growing forests to younger, more productive stands is completed. Beyond 2001, we expect harvest levels to continue to decline for the foreseeable future, but at a more moderate pace.

        Harvest levels in the Northeast Region were 397,000 cunits in 2000, compared to 404,000 cunits in 1999, and are anticipated to approximate this level for the foreseeable future. The Northeast Region's forests are in a managed state where the acreage is relatively evenly distributed among age classes, and harvest levels approximate growth rates.

        Harvest levels in the Southern Region were 591,000 cunits in 2000 and 728,000 cunits in 1999. During 1999, we substantially completed both the conversion of mature second growth pine timberlands into intensively managed pine plantations and the acceleration of thinning operations to improve growth rates. Harvest levels in 2001 are expected to increase 12% over 2000 as normal operating conditions resume following the market and weather disruptions experienced in 2000. Thereafter, we anticipate moderate declines in harvest levels through 2003, followed by a gradual increase as we benefit from faster growing, intensively managed plantations.

        Actual harvest levels may vary from planned levels due to log demand, sales prices, the availability of timber from other sources, the availability of legal access, abnormal weather conditions, fires and other factors that may be outside of our control. We believe that our harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs and lumber in order to minimize the variance to planned harvest levels.

        U.S. - Canada Softwood Lumber Agreement. On March 31, 2001, the five-year lumber trade agreement between the United States and Canada expires. The agreement was intended to limit the volume of lumber that was exported to the United States through the assessment of a tariff on annual lumber exports in excess of certain levels from the four major lumber producing Canadian provinces. Prior to this five-year agreement, Canadian lumber producers were aggressively increasing their penetration into the United States market as a result of their lower wood fiber costs and favorable exchange rates. It now appears unlikely that a new agreement will be in place on April 1, 2001. Furthermore, it is uncertain whether a new agreement will be reached, and if so, what the effective dates and terms will be. Therefore, it is uncertain to what extent, if any, Canadian lumber producers will increase their exports to the United States beginning April 1, 2001, and to what extent, if any, such exports will impact lumber and log prices in the United States.

        Energy Prices. Our unconsolidated subsidiaries consume energy (primarily electricity and natural gas) in the manufacturing of lumber, plywood and MDF. Our energy costs to-date have been relatively stable. However, due to the current energy shortage, we anticipate that we will be subject to several price increases during 2001. As a result, total energy costs for our Northwest manufacturing facilities are anticipated to increase between $2 million and $4 million in 2001 as compared to 2000, which will negatively impact operating income by a like amount.

        Comparability of Financial Statement Periods. We have pursued and expect to continue to pursue the acquisition of additional timberlands to increase our inventories of timber. On November 12, 1998, we completed the acquisition of 905,000 acres in Maine. On October 18, 1996, we completed the acquisition of approximately 529,000 (plus 9,000 acres of leased land) acres in Louisiana and Arkansas. We may also sell timberlands and facilities, from time to time, if attractive opportunities arise. On January 14, 2000, we sold approximately 90,000 acres of timberlands near St. Maries, Idaho. On December 15, 2000, we sold our two Southern lumber facilities. Accordingly, the comparability of periods covered by the corporation's financial statements is, and in the future may be, affected by the impact of acquisitions and divestitures.

Results of Operations

        The following table compares operating income by segment for the years ended December 31:

Operating Income by Segment

(In Thousands)

	2000	1999	1998

Northern Resources	$ 86,880	$ 90,712	$ 73,715
Southern Resources	27,238	37,117	53,568
Lumber	(16,894)	23,274	2,599
Panel	11,225	26,491	14,360
Land Sales	42,254	19,846	26,598
Other	-	-	(2,247)
Total Segment Operating Income	150,703	197,440	168,593
Merger Expenses	(3,827)
Other Costs & Eliminations	(19,933)	(21,701)	(27,506)
Total Combined Operating Income	126,943	175,739	141,087
Less Operating Income recognized by Unconsolidated Subsidiaries	(3,433)	(29,315)	-
Operating Income	$ 123,510	$ 146,424	$ 141,087
	=====	=====	=====

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

2000 Compared to 1999

        Northern Resources Segment. Revenues decreased by $23.0 million, or 8%, to $268.9 million in 2000, compared to $291.9 million in 1999. This decline was primarily due to lower harvest levels in the Rocky Mountain Region and the Cascade Region, offset in part by higher sawlog prices in the Rocky Mountain Region and the Northeast Region. Harvest levels in the Rocky Mountain Region decreased by 86,000 Cunits or 12%. Excluding the harvest reduction related to the January 2000 sale of 90,000 acres of timberlands near St. Maries, Idaho, harvest levels in the Rockies declined by 33,000 Cunits. This decline was primarily due to a planned reduction in harvest levels, fire-related harvesting restrictions, and weak log markets during the latter part of the year. Harvest levels (both export and domestic sawlogs) in the Cascade Region decreased by 9%, primarily due to a planned reduction. Domestic log prices in the Rocky Mountain Region increased by 3% for the year, primarily due to the limited supply of logs in the region during the first half of the year as a result of the decline of Federal and state timber sales. Sawlog prices in the Northeast Region increased by 11%, primarily due to stronger demand as a result of the opening of several new mills in the region.

        Northern Resources Segment operating income was 32% of its revenues for 2000 and 31% for 1999. Northern Resources Segment costs and expenses decreased by $19.2 million, or 10%, to $182.0 million in 2000, compared to $201.2 million in 1999. This decrease was primarily due to lower log sales volume in the Rocky Mountain and Cascade Regions.

        Southern Resources Segment. Revenues decreased by $24.2 million, or 24%, to $75.0 million in 2000, compared to $99.2 million in 1999. This decrease was primarily due to a 21% decline in sawlogs sales volume, a 19% decline in pulp log sales volume and a 10% decline in pulp sales prices. The sawlog sales volume decline is primarily due to an abundant supply of logs throughout the region and an overall 10% planned reduction in harvest levels. The market was saturated with sawlogs during most of the year as a result of favorable harvesting conditions due to very dry weather, and lumber and plywood production curtailments due to extremely weak product pricing. The pulp log sales volume decline was primarily due to an overall 10% planned reduction in harvest levels and an excess supply of pulpwood throughout the region. The supply of pulpwood exceeded demand due to an abundant supply of logs as a result of exceptionally favorable harvesting conditions, and moderating North American demand for pulp and paper.

        Southern Resources Segment operating income was 36% as a percentage of its revenues for 2000 and 37% for 1999. Southern Resources Segment costs and expenses decreased by $14.4 million, or 23%, to $47.7 million in 2000, compared to $62.1 million in 1999, primarily due to lower sawlog and pulp log sales volume.

        Lumber Segment. Revenues decreased by $56.1 million, or 15%, to $308.9 million in 2000, compared to $365.0 million in 1999. On December 15, 2000, the Southern lumber facilities were sold. Excluding these revenues, revenues from our Northwest lumber facilities decreased by $37.0 million, or 15%, to $210.3 million in 2000, compared to $247.3 million in 1999. This decrease was primarily due to an 11% decline in lumber sales prices, a 6% decline in sales volume and an approximate 42% decline in chip prices. Northwest lumber prices declined primarily due to a demand-supply imbalance. Housing starts in the U.S. declined by 4% compared to the prior year while North American lumber production has remained steady. Northwest lumber sales volume declined due to a planned reduction as a result of weak markets and to better align our lumber production with our timberland harvests. Revenues from Northwest chip sales decreased by approximately $10.4 million primarily due to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer.

        Lumber Segment operating loss was $16.9 million for the year ended December 31, 2000, compared to operating income of $23.3 million for 1999. This change of $40.2 million was primarily due to lower sales prices and lower chip revenues. Excluding the operating loss from the Southern lumber facilities, the Northwest lumber facilities had an operating loss of $3.8 million. Lumber Segment costs and expenses decreased by $15.9 million, or 5%, to $325.8 million in 2000, compared to $341.7 million in 1999. Excluding the costs associated with our Southern lumber facilities, costs and expenses decreased by $12.9 million, or 6%, to $214.2 million in 2000, compared to $227.1 million in 1999. This decrease in costs for our Northwest lumber facilities was primarily due to lower sawmill production.

        Panel Segment. Revenues decreased by $24.1 million, or 13%, to $165.0 million in 2000, compared to $189.1 million in 1999. This decrease is primarily due to a 10% decline in plywood prices, a 9% decline in plywood sales volume and a $5.7 million decline in proceeds from plywood residuals, principally wood chips. Plywood prices declined primarily due to a demand-supply imbalance in the structural panel market, which consists primarily of oriented strand board and plywood. The demand for commodity plywood has declined modestly due to the decrease in home construction, and the demand for industrial plywood has declined considerably due to lower consumer confidence and higher energy costs. The supply of structural panels has increased as a result of the recent capacity expansion of oriented strand board. Plywood sales volume has declined due to a planned reduction as a result of weak markets and to better align our plywood production with our timberland harvests. Proceeds from plywood residuals declined primarily due to the expiration on December 31, 1999 of a minimum pricing provision under a long-term chip supply agreement with a major customer.

        Panel Segment operating income was 7% as a percentage of its revenues for 2000 and 14% for 1999. This decline was primarily due to lower plywood sales prices and lower chip revenue. Panel Segment costs and expenses decreased by $8.8 million, or 5%, to $153.8 million in 2000, compared to $162.6 million in 1999. This decrease was primarily due to a reduction in plywood production.

        Land Sales Segment. Revenues increased by $24.0 million, or 101%, to $47.7 million in 2000, compared to $23.7 million in 1999. This increase was primarily due to 24,881 acres of higher and better use lands being sold during 2000, compared to 12,236 acres in 1999.

        Land Sales Segment operating income was 88% as a percentage of its revenues for 2000 and 84% for 1999. Land Sales Segment costs and expenses increased by $1.7 million, or 45%, to $5.5 million in 2000, compared to $3.8 million in 1999, as a result of increased sales.

        Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased combined operating income by $19.9 million in 2000, compared to a decrease of $21.7 million in 1999. The change of $1.8 million was primarily due to an increase in the amount of intercompany log profit recognized, offset in part by higher corporate expenses. The recognition of intercompany log profit increased as a result of the December 15, 2000 sale of the Southern lumber manufacturing facilities. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized. Corporate expenses increased as a result of higher accruals for long-term incentive plans.

        Interest Expense. Interest expense decreased by $16.7 million, or 26%, to $46.8 million for 2000, compared to $63.5 million for 1999. This decrease was primarily due to the $170.1 million of debt transferred on July 1, 1999, to the unconsolidated subsidiaries in the REIT conversion and the repayment of borrowings under our line of credit with a portion of the proceeds from our November 1999 equity offering.

1999 Compared to 1998

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

        Lumber Segment. Revenues increased by $64.2 million, or 21%, to $365.0 million in 1999, compared to $300.8 million in 1998. Excluding the incremental increase in revenues of $14.7 million related to the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, revenues increased by $49.5 million. This increase was primarily due to a 12% increase in lumber sales volume and a 7% increase in Northwest lumber prices. Lumber sales volume increased primarily due to a 51% increase in production volume at our Joyce, Louisiana sawmill and a 12% increase in production volume at our Pablo, Montana sawmill as a result of mill reconfiguration projects. Northwest lumber prices increased primarily due to the robust United States economy and strong housing starts. Northwest board prices were also favorably impacted by a temporary reduction of European board imports into the U.S.

        Lumber Segment operating income was 6% as a percentage of its revenues for 1999 and less than 1% for 1998. This increase was primarily due to higher Northwest lumber prices and lower Southern log costs. Lumber Segment costs and expenses increased by $43.5 million, or 15%, to $341.7 million in 1999, compared to $298.2 million in 1998. Excluding the incremental increase in expense of $13.8 million related to the May 1998 acquisition of the Meridian, Idaho remanufacturing facility, expenses increased by $29.7 million. This increase was primarily due to increased lumber sales volume, offset in part by lower log costs in our Southern Region.

        Panel Segment. Revenues increased by $16.4 million, or 9%, to $189.1 million in 1999, compared to $172.7 million in 1998. This increase was primarily due to higher plywood prices and a 3% increase in plywood sales volume. Plywood prices increased by 10% primarily due to the robust United States economy and strong building activity. During the second and third quarters of 1999, commodity plywood prices reached record high levels due to low field inventories and exceptionally strong building activity.

        Panel Segment operating income was 14% as a percentage of its revenues for 1999 and 8% for 1998. This increase was primarily due to higher plywood prices. Panel Segment costs and expenses increased by $4.3 million, or 3%, to $162.6 million in 1999, compared to $158.3 million in 1998. This increase was primarily due to a 3% increase in plywood sales volume and a 4% increase in plywood production costs. Plywood production and related costs were increased to capture additional profits associated with record high plywood prices.

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

        Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased combined operating income by $21.7 million in 1999, compared to a decrease of $27.5 million in 1998. The change of $5.8 million was primarily due to lower corporate overhead, offset in part by a decline in the amount of intercompany log profit recognized. Corporate overhead decreased by $12.3 million during 1999, primarily due to $11.4 million of expense recorded in 1998 related to long-term incentive plans for which no expense was incurred in 1999. Deferred intercompany log profit of $0.4 million was recognized during 1999, compared to $6.2 million during 1998. This decrease of $5.8 million was primarily due to the build-up of log inventories in the Southern Resources Segment in the fourth quarter of 1997 and the subsequent processing of these logs in the first quarter of 1998. Similar log inventories were not built up during the fourth quarter of 1998. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized.

        Interest Expense. Interest expense increased by $2.9 million, or 5%, to $63.5 million for 1999, compared to $60.6 million for 1998. This increase was primarily due to the issuance of $177 million of senior notes in the fourth quarter of 1998 to finance our Maine timberland acquisition, offset in part by the $170.1 million of debt transferred on July 1, 1999, to the unconsolidated subsidiaries in the REIT conversion.

        General Partner Interest. The income allocated to the general partner decreased by $16.5 million to $17.2 million for 1999, compared to $33.7 million for 1998. This decrease was primarily due to the elimination of the general partner interest on July 1, 1999, as a result of the REIT conversion. See Note 1 of the Notes to Financial Statements. Prior to July 1, 1999, net income was allocated to the general partner based on 2% of the partnership's net income (after adjusting for the incentive distribution), plus the incentive distribution.

Financial Condition and Liquidity

        Net cash provided by operating activities totaled $149.3 million in 2000, $138.0 million in 1999 and $164.0 million in 1998. As a result of the July 1, 1999 REIT conversion, the year-to-year analysis of the net cash provided by operating activities is not comparable for the following reasons:

    Substantially all of the working capital changes after the REIT conversion are reflected on the books of the unconsolidated subsidiaries. However, working capital changes will indirectly affect the corporation through advances to it from the unconsolidated subsidiaries.

    The corporation's share of equity earnings from the unconsolidated subsidiaries is not reflected in its net cash provided by operating activity until the earnings are distributed as either a preferred or common stock dividend.

        Net cash provided by operating activity for 2000 was $11.3 million greater than the prior year not withstanding that on a combined segment basis (see Note 14 of the Notes to Financial Statements) operating income for 2000 was $46.7 million less than the prior year. Net cash provided by operations was higher primarily due to the timing of when earnings from the unconsolidated subsidiaries are distributed to the REIT and a favorable working capital variance of $17.0 million. Earnings of the unconsolidated subsidiaries exceeded distributions by $9.7 million during 1999, while distributions exceeded earnings by $15 million during 2000. The favorable working capital variance is primarily due to the funding in 1999 of the fifth and final target under our long-term incentive plan that vested on December 31, 1998 and the collection of a note receivable in 2000 from a 1999 land sale.

        Net cash provided by operating activity for 1999 was $26.0 million less than the prior year not withstanding that on a combined segment basis operating income for 1999 was $28.8 million greater than the prior year. Net cash provided by operations was lower primarily due to the timing of when earnings from the unconsolidated subsidiaries were distributed to the REIT and an unfavorable working capital variance of $21.9 million. Earnings of the unconsolidated subsidiaries exceeded distributions by $9.7 million during 1999. The unfavorable working capital variance was primarily due to the accrual in 1998 for meeting the fifth and final target under our long-term incentive plan and the related funding of this plan during 1999.

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

        In November of 1999, the corporation issued 5,750,000 shares of common stock for proceeds of $141.7 million, net of issuance costs of $7.8 million. The proceeds were used to repay borrowings on our line of credit, with the excess invested in money market funds.

        On January 14, 2000, we sold approximately 90,000 acres of timberlands and higher and better use lands near St. Maries, Idaho to Crown Pacific Limited Partnership for approximately $73 million. The sale resulted in approximately $8.8 million of operating income (the portion of the sales proceeds related to higher and better use land) and $49.5 million of gain on sale of assets. Proceeds from the sale were used to reduce outstanding indebtedness and to invest in our timberlands.

        On December 15, 2000, we sold our Southern lumber manufacturing operations in Joyce, Louisiana and Huttig, Arkansas for $60 million plus working capital to West Fraser Timber Co. Ltd. The proceeds will be used to fund a portion of the cost of constructing a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana and to reduce outstanding indebtedness.

        We have an unsecured line of credit with a group of banks. Subject to customary covenants, the line of credit allows for borrowings from time to time of up to $225 million for general corporate purposes, including up to $20 million of standby letters of credit. The line of credit matures on December 13, 2001, and bears a floating rate of interest. As of December 31, 2000, $96.0 million was outstanding under the line of credit with $129.0 million remaining available. As of January 25, 2001, the entire balance was repaid. In connection with our financing of the proposed merger with The Timber Company, we expect to establish a new line of credit. See Note 15 of the Notes to Financial Statements. Absent the merger, we expect to establish a new line of credit by the end of the third quarter of 2001.

        Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and payment of cash dividends. Furthermore, our borrowing agreements restrict distributions to stockholders based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves and capital expenditures and principal payments on indebtedness that are not financed. In addition, our line of credit requires that we maintain an interest coverage ratio on borrowings. We were in compliance with all of our borrowing agreement covenants as of December 31, 2000. If market conditions experienced during the second half of 2000 were to persist for an extended period of time, we expect that the terms of the corporation's current debt agreements would restrict both our ability to incur significant levels of additional debt and our ability to maintain our current dividend level. However, based upon the pro forma cash flow of the corporation following the merger of The Timber Company into the corporation, we expect that the corporation will be able to incur all required indebtedness in connection with the merger transaction.

        Cash required to meet the corporation's financial needs will be significant. We believe, however, that cash on hand, cash flows from continuing operations and borrowings from a line of credit will be sufficient to fund planned capital expenditures, and interest and principal payments for the next year.

        We will distribute to our stockholders $0.57 per share for the fourth quarter of 2000, payable on February 28, 2001 to stockholders of record as of February 14, 2001. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and debt covenant restrictions that may impose limitations on the corporation's ability to make cash payments. Other factors that our board of directors might consider include the appropriate timing of timber harvests, acquisition opportunities, stock repurchases, debt repayment and other means by which the corporation could deliver value to its stockholders.

        The corporation's capital expenditures for 2000 totaled $21.7 million compared to $25.6 million for 1999 and $64.3 million for 1998. The amount for 1998 does not include $181.1 million related to the acquisition of timberlands in Maine, and the amount for 1999 does not include $3.3 million related to the non-cash purchase of timberlands. After the July 1, 1999 REIT conversion, capital expenditures for the manufacturing operations are reflected on the books of the unconsolidated subsidiaries.

        Capital expenditures for 2000 include $21.7 million for logging roads, reforestation costs and other costs associated with the planting and growing of trees. Capital expenditures for our unconsolidated subsidiaries totaled $33.9 million, of which approximately $22 million was for the construction of a thin-board production line being added to our existing medium density fiberboard facility, and $11.9 million for additional equipment and upgrades at our other manufacturing facilities.

        Planned capital expenditures for the corporation and the unconsolidated subsidiaries during 2001 are expected to be $76 million. Year 2001 capital expenditures related to our manufacturing facilities include $53 million (which includes $3 million of capitalized interest) for construction of a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana and $3 million for additional equipment and upgrades for our other manufacturing facilities. Timberland capital expenditures are expected to be $20 million for logging roads, reforestation and other costs associated with the planting and growing of trees.

Other Information

        In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 is effective for transfer and servicing transactions occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of this standard is not expected to have a material impact on the corporation's financial position, results of operations or cash flows.

        In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides for guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption of these rules did not have any significant impact on the corporation's results of operations.

        In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement 133." In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities―an amendment to FASB Statement No. 133." SFAS 133 and 138 establish a new model for accounting for derivatives and hedging activities. The implementation is required for financial statements issued for periods beginning after June 15, 2000; earlier application is permitted. Adoption of this standard is not expected to have a material impact on the corporation's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Approximately $715 million of the long-term debt of the corporation and the unconsolidated subsidiaries bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. Approximately $148.9 million of the long-term debt is recorded on the books of the unconsolidated subsidiaries. The corporation's operating partnership guarantees the long-term debt of the unconsolidated subsidiaries. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2000, was LIBOR plus .45% (7.3%), however, this rate could range from LIBOR plus 0.35% to LIBOR plus 0.875% depending on our financial results.

December 31, 2000: Long-term debt, including current portion	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Fixed rate debt	$27,424	$27,459	$27,495	$27,535	$27,576	$577,317	$714,806	$718,825
Avg. interest rate	8.8%	8.7%	8.6%	8.5%	8.4%	8.2%
Variable rate debt(1)	$96,000						$96,000	$96,000

    (1) As of January 25, 2001, the $96 million of variable rate debt was repaid.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED / COMBINED STATEMENT OF INCOME

	Year Ended December 31,
	2000	1999	1998
	(REIT)	(REIT/MLP)	(MLP)

	(In Thousands, Except Per Share / Unit)

Revenues	$209,054	$479,589	$736,657

Costs and Expenses:
Cost of Goods Sold	68,030	304,791	542,653
Selling, General and Administrative	13,687	28,374	52,917
Merger Expenses	3,827	-	-
Total Costs and Expenses	85,544	333,165	595,570

Operating Income	123,510	146,424	141,087

Interest Expense	(46,834)	(63,456)	(60,622)
Interest Income	4,801	1,982	1,042
Gain (Loss) on Disposition of Assets - Net	49,616	3,697	(805)
Reorganization Costs	-	(5,053)	(4,763)
Other (Expenses) Income - Net	161	(789)	14

Income before Income Taxes, Equity in Earning of Unconsolidated Subsidiaries and Preferred Stock Dividends and Cumulative Effect of Accounting Change	131,254	82,805	75,953

(Provision) Benefit for Income Taxes	-	13,105	(517)

Equity in Earnings of Unconsolidated Subsidiaries and Preferred Stock Dividends	648	17,522	-

Income before Cumulative Effective of Accounting Change	$131,902	$113,432	$75,436

Cumulative Effect of Accounting Change	-	12,169	-

Net Income	$131,902	$125,601	$75,436

General Partner Interest	-	17,162	33,713

Net Income Allocable to Common Shareholders / Unitholders	$131,902	$108,439	$41,723
	========	========	========
Income Allocable to Common Shareholders / Unitholders per Share before Cumulative Effect of Accounting Change	$1.91	$1.72	$0.90
	========	========	========
Cumulative Effect of Accounting Change per Share / Unit	$-	$0.22	$-
	========	========	========
Net Income per Share / Unit - Basic & Diluted	$1.91	$1.94	$0.90
	========	========	========
Dividends Declared Per Share / Unit	$2.28	$2.28	$2.28
	========	========	========
Weighted average number of Shares/Units outstanding - Basic	69,190	55,819	46,323
Weighted average number of Shares/Units outstanding - Diluted	69,213	55,819	46,323

Pro forma amounts, assuming the change in accounting was applied retroactively, are:

Net Income		$113,432	$77,223
		========	========
Net Income Allocable to Common Shareholders / Unitholders		$96,270	$43,510
		========	========
Net Income per Share / Unit		$1.72	0.94
		========	========
See accompanying Notes to Consolidated / Combined Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2000	1999
	(REIT)	(REIT)

	(In Thousands, except share data)

ASSETS
Current Assets:
Cash and Cash Equivalents	$143,958	$115,389
Restricted Cash	37,490	-
Accounts Receivable	-	828
Investments in Grantor Trusts	12,301	13,721
Other Current Assets	886	3,378
	194,635	133,316

Timber and Timberlands - Net	975,921	1,010,524
Property, Plant and Equipment - Net	1,074	1,203
Investment in Unconsolidated Subsidiaries	74,261	100,202
Other Assets	4,177	5,511
Total Assets	$1,250,068	$1,250,756
	==========	==========
LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$6,153	$6,127
Line of Credit	96,000	-
Accounts Payable	1,295	1,674
Related Party Payables	37,340	26,522
Interest Payable	9,714	9,623
Wages Payable	-	949
Taxes Payable	1,680	2,034
Liabilities Associated with Grantor Trust	12,106	13,411
Deferred Income	10,890	8,556
Other Current Liabilities	4,527	5,308
	179,705	74,204

Long-Term Debt	559,798	565,950
Line of Credit	-	77,000
Deferred Income	2,806
Workers' Compensation Liabilities	225	225
Other Liabilities	866	330
Total Liabilities	743,400	717,709

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized shares - 75 million, outstanding - none	-	-
Common stock, $0.01 par value, authorized shares - 300 million, outstanding - 68,572,009	686	686
Special Voting Stock, $0.01 par value, convertible to common stock, authorized and outstanding - 634,566	6	6
Additional Paid-In Capital	505,939	522,244
Retained Earnings	-	9,586
Other Equity	37	525
Total Stockholders' Equity	506,668	533,047
Total Liabilities and Stockholders' Equity	$1,250,068	$1,250,756
	==========	==========

See accompanying Notes to Consolidated/Combined Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED / COMBINED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2000	1999	1998
	(REIT)	(REIT/MLP)	(MLP)

	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$131,902	$125,601	$75,436
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	38,910	59,689	69,287
Deferred Income Taxes	-	(14,030)	-
Cumulative Effect of Accounting Change	-	(12,169)	-
(Gain) Loss on Asset Dispositions - Net	(49,616)	(3,697)	805
Equity in Earnings of Unconsolidated Subsidiaries and Preferred Stock Dividends	(648)	(17,522)	-
Preferred Stock Dividends	15,675	7,838	-
Working Capital Change, net of effect of business acquisition and contribution to unconsolidated subsidiaries:
Accounts Receivable	828	(12,369)	(3,309)
Inventories	-	9,987	6,974
Timber Contract Deposits and Other Current Assets	3,912	(4,675)	551
Accounts Payable	(379)	(3,427)	2,330
Deferred Income	5,140	8,556	-
Wages Payable	(949)	(1,651)	(2,361)
Other Accrued Liabilities	(2,349)	(7,178)	6,915
Other	6,845	3,041	7,376
Net Cash Provided By Operating Activities	149,271	137,994	164,004

Cash Flows From Investing Activities:
Business Acquisitions	-	-	(12,353)
Additions to Properties	(21,664)	(25,611)	(54,927)
Proceeds from Asset Dispositions	62,505	4,460	1,457
Investment in Unconsolidated Subsidiaries	-	(24,821)	-
Advances/Distributions with Unconsolidated Subsidiaries	(15,802)	58,365	-
Other	-	(1,371)	(11)
Net Cash Provided By (Used In) Investing Activities	25,039	11,022	(65,834)

Cash Flows From Financing Activities:
Cash Distributions	(157,793)	(146,534)	(140,358)
Retirement of Long-Term Debt	(6,132)	(18,810)	(18,400)
Borrowings on Line of Credit	334,000	559,400	695,000
Repayments on Line of Credit	(315,000)	(682,400)	(656,000)
Issuance of Common Stock, net	-	141,707	-
Other	(816)	(783)	-
Net Cash Used In Financing Activities	(145,741)	(147,420)	(119,758)

Increase (Decrease) In Cash and Cash Equivalents	28,569	1,596	(21,588)
Cash and Cash Equivalents:
Beginning of Period	115,389	113,793	135,381

End of Period	$143,958	$115,389	$113,793
	========	========	========
Supplementary Cash Flow Information

Cash paid during the year for:
Interest Paid - Net	$47,058	$63,082	$58,785
Income Taxes Paid - Net	$-	$270	$362

Noncash Activities:
Distribution of common stock from deferred incentive compensation plan for payment of liability	$1,303
Assets contributed to Unconsolidated Subsidiaries		$291,513
Liabilities contributed to Unconsolidated Subsidiaries		$221,755
Assets received related to the PCMC Merger		$13,726
Liabilities received related to the PCMC Merger		$12,134
Purchase accounting related basis step-up of assets		$3,939
Timber and timberlands received in an exchange		$3,294
Business Acquisition			$177,060
Issuance of Unsecured Debt for Business Acquisition			$177,060

See accompanying Notes to Consolidated / Combined Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

Note 1. Accounting Policies

        Basis of Presentation. On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a corporation. Plum Creek Timber Company, Inc., the new Delaware corporation and successor registrant, has elected to be treated for Federal income tax purposes as a real estate investment trust or REIT. As part of the REIT conversion, Plum Creek Timber Company, L.P., ceased to exist.

        Prior to July 1, 1999, Plum Creek Timber Company, L.P., Plum Creek Manufacturing, L.P., and Plum Creek Marketing, Inc., owned, managed and operated approximately 3.2 million acres of timberland and eleven wood products conversion facilities in the Northwest, Southern and Northeast United States. Plum Creek Timber Company, L.P. owned 98% of Plum Creek Manufacturing, L.P. and 96% of Plum Creek Marketing, Inc. Plum Creek Management Company, L.P., the general partner, managed all of the businesses and owned the remaining general partner interest of the manufacturing and 4% of marketing. As a part of the reorganization, Plum Creek Management Company, L.P. was merged into the corporation .

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

        At December 31, 2000, the corporation owns and manages approximately 3.2 million acres of timberlands in the Northwest, Southern and Northeast United States, and the unconsolidated subsidiaries own and operate nine wood product conversion facilities in the Northwest United States, as well as approximately 24,200 acres of higher and better use lands.

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

        The corporation is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through a combination of preferred stock and nonvoting common stock. The remaining 1% of the economic value and 100% of the voting control of the manufacturing and harvesting subsidiaries are owned by four individuals who are also officers of the corporation. See Note 5 of the Notes to Financial Statements for summarized combined financial information of the unconsolidated subsidiaries, and Note 16 of the Notes to Financial Statements.

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

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Business Concentrations. Sales of the Company's products are dependent upon the economic conditions of the housing, repair and remodeling, and pulp and paper industries. Changes in these industries may significantly affect management's estimates and the Company's performance.

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

        Revenues prior to the REIT conversion were generated from the sale of logs, wood products and by-products, primarily wood chips, and were generally recorded as revenue at the time of delivery. Sales of timberlands prior to the REIT conversion identified as higher and better use lands were included in the revenues of the partnership when the sale was consummated.

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

        Equity in Earnings of Unconsolidated Subsidiaries and Preferred Stock Dividends. Subsequent to the REIT conversion, approximately 99% of the net earnings or loss from the manufacturing operations, harvesting activities and some higher and better use land sales are reflected in the corporation's net income through a single line item titled "Equity in Earnings of Unconsolidated Subsidiaries and Preferred Stock Dividends." See Note 5 of the Notes to Financial Statements.

        Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are deposited with one financial institution.

        Restricted Cash. Restricted cash represents amounts that may only be used to invest in manufacturing facilities or to pay down indebtedness. On December 15, 2000, our southern lumber facilities were sold to West Fraser Timber Co. Ltd. for approximately $60 million. (See Note 5 of the Notes to Financial Statements.) These facilities were held in an unconsolidated subsidiary. The corporation provides treasury and cash management functions for the unconsolidated subsidiaries. As a result, at December 31, 2000, the corporation held approximately $37 million that in accordance with the terms of the unconsolidated subsidiaries' debt agreement may only be used to pay down their indebtedness or invest in capital expenditures of the manufacturing facilities.

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

        Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber previously harvested and accumulated road amortization. The corporation capitalizes timber and timberland purchases, and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchase of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control and forest management personnel salaries and fringe benefits, are expensed as incurred.

        Costs attributable to timber harvested, or depletion, are charged against income as trees are cut. Depletion rates for our Northwest timberlands are determined annually based on the relationship of remaining capitalized costs to estimated recoverable volume. Depletion rates for our Southern and Northeast timberlands are determined annually based on the relationship between net carrying value of the timber plus capitalized costs expected to be incurred over the growth cycle and total timber volume estimated to be available over the growth cycle. Timber inventory is estimated using statistical information and data obtained from physical measurement, site maps, photo-types and other information gathering techniques. The cost of logging roads is amortized over their estimated useful life on a straight-line basis.

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

        Shipping Costs. The corporation has reclassified shipping expenses in the statement of income in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Prior to the REIT conversion, the partnership netted costs associated with shipping manufactured goods against revenues. Therefore, shipping costs in the amount of $19.0 million for the six months ended June 30, 1999 and $37.3 million for the year ended December 31, 1998 have been reclassified from revenues to cost of goods sold. Costs incurred for shipping timber have always been included in cost of goods sold. See Note 5 of the Notes to Financial Statements for a similar reclass related to the unconsolidated subsidiaries.

        Stock-Based Compensation Plans. Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued to Employees". The disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" have been adopted. See Note 11 of the Notes to Financial Statements.

        Income Taxes. The Corporation has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. Under these sections of the Internal Revenue Code, the corporation is permitted to deduct dividends paid to stockholders in computing its taxable income. For the six months ended December 31, 1999 and the year ended December 31, 2000, the corporation made distributions in excess of its taxable income and, therefore, no federal income tax provision has been reflected in the accompanying financial statements. State income taxes are not significant.

        For 1999, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a one-time tax benefit of approximately $14.0 million was recorded by the corporation for the net temporary differences associated with the assets and liabilities transferred to the unconsolidated subsidiaries in the REIT conversion.

        Prior to the REIT conversion, the partnership's taxable subsidiary recorded a tax provision of $985,000 for the six months ended June 30, 1999, and $517,000 for 1998. The partnership was not subject to federal income tax, and its income or loss was included in the tax returns of individual unitholders. The partnership filed composite returns in the states in which it did business, paying taxes on behalf of nonresident unitholders. State taxes paid on behalf of nonresident unitholders were included in other expense.

        Segment Reporting. The corporation has the same five reportable business segments as did the partnership. The segment disclosure has been prepared on a basis consistent with that of the partnership. See Note 14 of the Notes to Financial Statements.

        New Accounting Pronouncements. In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 is effective for transfer and servicing transactions occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for the recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of this standard is not expected to have a material impact on the corporation's financial position, results of operations or cash flows.

        In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Ac tivities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement 133." In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities―an amendment to FASB Statement No. 133." SFAS 133 and 138 establish a new model for accounting for derivatives and hedging activities. The implementation is required for financial statements issued for fiscal years beginning after June 15, 2000; earlier application is permitted. Adoption of this standard is not expected to have a material impact on the corporation's financial position, results of operations or cash flows.

Note 2. Acquisitions and Dispositions

        On November 12, 1998, the partnership acquired 905,000 acres of timberlands in central Maine from S.D. Warren Company for a purchase price of $181.1 million, plus $300,000 for working capital. As part of the acquisition, we entered into a long-term agreement to supply fiber to S.D. Warren Company's paper facility in Skowhegan, Maine, at prevailing market prices. The acquisition was accounted for as a purchase and the operations of the business acquired have been included in the consolidated/combined financial statements from the date of acquisition. The total purchase price of $181.1 million, including $700,000 of acquisition costs and $105,000 of assumed liabilities, was allocated as follows (in thousands):

Timber and Timberlands	$ 177,618
Property, Plant and Equipment	2,940
Other Assets	590
Total Assets Acquired	$ 181,148
=======
Total Liabilities Assumed	$ 105
=======

        The acquisition was financed with approximately $4.0 million cash and the balance with unsecured promissory notes that were issued to the seller (Senior Notes due 2011, see Note 6 of the Notes to Financial Statements). The Senior Notes due 2011 have an average maturity of 10 years with effective interest rates ranging from 7.16% to 7.32%.

        The unaudited combined results of operations of the partnership on a pro forma basis, as though the acquisition in Maine and the issuance of the Senior Notes due 2011 had occurred as of the beginning of the year ended December 31, 1998, is as follows (in thousands, except per unit):

1998
Revenues	$ 776,287
Net Income	73,540
Net Income Allocable to Unitholders	39,865
Net Income per Unit	$ 0.86

        The pro forma financial information is not necessarily indicative of results of operations that would have occurred had the acquisition in Maine occurred at the beginning of 1998, nor of results which may occur in the future.

        In January 2000, the corporation sold approximately 90,000 acres of timberlands and higher and better use lands near St. Maries, Idaho for approximately $73 million. The sale resulted in approximately $8.8 million of operating income (the portion of the sales proceeds related to higher and better use land) and $49.5 million of gain on the sale of assets.

Note 3. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31:

(In millions, except per share amounts)	2000	1999	1998
Net income allocable to common stockholders	$131.9	$108.4	$ 41.7
Denominator for basic earnings per share - weighted average shares	69.19	55.82	46.32
Effect of dilutive securities - stock options	0.00	-	-
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.02	-	-
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	69.21	55.82	46.32
Basic Earnings per Share	$1.91	$1.94	$.90
Dilutive Earnings per Share	$1.91	$1.94	$.90

        Weighted average shares issuable upon exercise of stock options that were not included in the calculation of earnings per share were 151,528 shares in 2000 because they were antidilutive.

        For the year ended 1999, earnings per share is computed by dividing net income allocable to common stockholders by the weighted-average number of shares outstanding, which include the 17,133,275 shares issued to the partnership's general partner in the REIT conversion and the 5,750,000 shares issued in connection with the October 28, 1999, equity offering. The partnership historically computed net income per unit by dividing the partnership's net income available to unitholders by the weighted-average number of limited partner units outstanding. Net income available to unitholders was equal to the partnership's net income less the income allocated to the general partner, which consisted of an incentive distribution allocation and 2% of earnings. Due to the incentive distribution, for any given level of net income, earnings per share reported by the corporation may be different than the per unit amounts historically reported by the partnership.

Note 4. Timber and Timberlands and Property, Plant and Equipment

        Timber and timberlands consisted of the following at December 31 (in thousands):

	2000	1999
Timber and logging roads - net	$ 855,028	$ 887,417
Timberlands	120,893	123,107
Timber and Timberlands - net	$ 975,921	$1,010,524
	=======	=======

        Substantially all of the property, plant and equipment of the partnership was contributed to the unconsolidated subsidiaries as part of the REIT conversion. Property, plant and equipment consisted of the following at December 31 (in thousands):

	2000	1999
Land, buildings and improvements	$ 1,184	$ 1,184
Machinery and equipment	699	699
	1,883	1,883
Accumulated depreciation	(809)	(680)
Property, Plant and Equipment - net	$ 1,074	$ 1,203
	=======	=======

Note 5. Investment in Equity of Unconsolidated Subsidiaries and Preferred Stock

         In connection with the REIT conversion, substantially all of the partnership's assets and associated liabilities related to the manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate taxable subsidiaries in exchange for preferred stock and nonvoting common stock. The corporation is entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through its preferred and nonvoting common stock ownership. The corporation accounts for its preferred stock investment in the unconsolidated subsidiaries using the cost method of accounting and uses the equity method of accounting for its nonvoting common stock investment. The equity method of accounting is used for the nonvoting common stock investment because the corporation is entitled to substantially all of the economic benefits of the unconsolidated subsidiaries. See Note 16 of the Notes to Financial Statements.

         The $34.9 million difference between the corporation's carrying amount in its nonvoting common stock of the unconsolidated subsidiaries and the corporation's share of the underlying equity in the net assets of the unconsolidated subsidiaries at July 1, 1999, has been assigned to a deferred tax asset. This difference arose as a result of some timber and timberlands being sold to the unconsolidated subsidiaries just prior to the REIT conversion. For financial reporting purposes, this sale was recorded as a capital contribution. The difference is being amortized as the related timber is harvested or the timberlands are sold. The corporation's equity earnings and preferred stock dividends from the unconsolidated subsidiaries is comprised of the following (in thousands):

	Year Ended December 31, 2000	Six Months Ended December 31, 1999
Share of Equity Earnings (Loss)	$ (20,666)	$ 4,874
Preferred Stock Dividends	15,675	7,838
Amortization of difference between carrying amount and share of underlying equity	5,639	4,810
Total Equity Earnings and Preferred Stock Dividends	$ 648	$ 17,522
	===	====

         Summarized combined financial data for the unconsolidated subsidiaries' operations as of December 31, are as follows (in thousands):

	2000	1999
Current Assets	$ 130,290	$ 146,210
Noncurrent Assets	178,456	222,259
Current Liabilities	71,710	76,458
Noncurrent Liabilities	136,223	157,890

        At December 31, 2000, current and noncurrent liabilities include $148.9 million of indebtedness. This indebtedness consists of $89.2 million face value of the 11.125% First Mortgage Notes due 2007 (collateralized by the manufacturing facilities), and $59.7 million face value of the 11.125% Senior Notes due 2007. The First Mortgage Notes and the Senior Notes are guaranteed by the corporation's operating partnership. Annual principal payments in the aggregate for the above notes are approximately $21.3 million for each of the next seven years.

	Year Ended December 31, 2000	Six months ended December 31,1999

Revenues	676,688	$ 403,778
Gross Profit	33,582	45,490
Operating Income	3,433	29,315
Interest Expense	17,712	9,498
Income Tax (Expense) Benefit	8,764	(6,387)
Net Income (Loss)	(5,852)	12,915

        Gross profit includes depreciation and amortization expense of $26.1 million for the year ended December 31, 2000 and $15.3 million for the six months ended December 31, 1999. The Income Tax (Expense) Benefit includes a benefit of $2.7 million for the year ended December 31, 2000 and $1.3 million for the six months ended December 31, 1999 related to interest expense that is allowed for tax purposes but eliminated for financial reporting purposes. The tax deduction for interest expense is from an installment note exchanged for certain timberlands as a part of the REIT conversion. The related interest expense of $6.8 million for the year ended December 31, 2000 and $3.3 million for the six months ended December 31, 1999 and the installment note are eliminated for accounting purposes. The unconsolidated subsidiaries had capital expenditures of $40.7 million for the year ended December 31, 2000 and $4.4 million for the six months ended December 31, 1999. The capital expenditures amount for 2000 includes $6.8 million for land purchased from the corporation in December 2000.

        During December 2000 we sold our Southern lumber manufacturing facilities in Joyce, Louisiana and Huttig, Arkansas to West Fraser Timber Co. Ltd. for $60.0 million plus working capital. Operating income includes a $2.5 million loss related to the sale. Proceeds from the sale will be used to finance the construction of a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana and/or for debt repayment.

        The unconsolidated subsidiaries have reclassified shipping expenses in accordance with Emerging Issues Task Force Issue No. 00-10. Prior to the adoption of Emerging Issues Task Force Issue No. 00-10, the unconsolidated subsidiaries netted costs associated with shipping manufactured goods against revenues. Therefore, shipping costs in the amount of $37.0 million for the year ended December 31, 2000 and $19.1 million for the six months ended December 31, 1999 have been reclassified from revenues to cost of goods sold. Costs incurred for shipping timber has always been included in cost of goods sold.

        In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," the revenues and associated expenses of the corporation related to the sale of timber to the unconsolidated subsidiaries is deferred until the logs or finished goods are sold outside the group of unconsolidated subsidiaries. Therefore, all sales by the corporation to the unconsolidated subsidiaries will also be included in the revenue of the unconsolidated subsidiaries in the period in which the timber (in the form of either whole logs, lumber, plywood or other wood products) is sold outside the unconsolidated subsidiaries. Sales and investments between the unconsolidated subsidiaries are eliminated in preparing the summarized combined financial information of the unconsolidated subsidiaries. Revenues reported by the corporation that were also included in the revenues of the unconsolidated subsidiaries amounted to $172.2 million for the year ended December 31, 2000 and $86.4 million for the six-month period ended December 31, 1999.

        In June 2000, an unconsolidated corporate subsidiary declared a $5.0 million dividend on its common stock. The corporation received $4.8 million of the dividend from its ownership of the non-voting common stock in the corporate subsidiary. The officers of the corporation owning the voting common stock of the corporate subsidiary received a dividend of $0.2 million. The officers used the $0.2 million to pay accrued interest and principal on loans made to them by the corporation.

Note 6. Borrowings

         Long-term debt and the line of credit consisted of the following at December 31 (in thousands):

	2000	1999
Senior Notes due 2007	$ 39,795	$ 45,480
First Mortgage Notes due 2007	-	-
Senior Notes due 2009	150,000	150,000
Senior Notes due 2011	176,156	176,597
Senior Notes due 2016	200,000	200,000
Line of Credit	-	77,000
Total Long-Term Debt	565,951	649,077
Less: Current Portion	(6,153)	(6,127)
Long-Term Portion	$559,798	$642,950
	======	======
Line of Credit, Due December 2001	$ 96,000
	======

        On July 1, 1999, the unconsolidated subsidiaries assumed $170.1 million of the indebtedness of the corporation in connection with the REIT conversion. The $170.1 million consisted of $101.9 million face value of the First Mortgage Notes, which are collateralized by some of the manufacturing facilities, and $68.2 million face value of the Senior Notes due 2007. Long-term debt of the unconsolidated subsidiaries at December 31, 2000 was $148.9 million.

        The corporation has an unsecured revolving line of credit that matures on December 13, 2001 and bears interest at a floating rate (7.3% as of December 31, 2000 and 8.3% as of December 31, 1999). The weighted average interest rate for borrowings under the line of credit was 7.3% in 2000 and 5.8% in 1999. Borrowings on the line of credit fluctuate daily based on cash needs. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $225 million, including up to $20 million of standby letters of credit. As of December 31, 2000, $129 million remained available for borrowing under the line of credit and there were no outstanding standby letters of credit. On January 25, 2001, $96 million of the borrowings under the line of credit were repaid.

        The Senior Notes due 2007 and the First Mortgage Notes due 2007 bear interest at 11.125%, payable semiannually. The Senior Notes due 2009 bear interest at 8.73%, payable semiannually. The Senior Notes due 2011 mature in 2007 through 2011 and bear interest at rates ranging from 7.62% to 7.83%, payable quarterly. A premium of $5.6 million was recorded in connection with the issuance of the Senior Notes due 2011 to reflect the market value of the notes at the date of issuance. The premium is being amortized over the life of the notes, and accordingly the effective interest rates on the Senior Notes due 2011 range from 7.16% to 7.32%. The Senior Notes due 2016 mature in 2006 through 2016 and bear interest at rates ranging from 7.74% through 8.05%, payable semiannually.

        The Senior Notes, excluding the Senior Notes due 2011, and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $70 million at December 31, 2000, and $39 million at December 31, 1999. The premium that would have been due upon early retirement of the Senior and the First Mortgage Notes assumed by the unconsolidated subsidiaries approximated $28 million at December 31, 2000 and $27 million at December 31, 1999. The four series of senior notes are unsecured. The Senior Notes due 2011 are not redeemable prior to maturity.

        The aggregate maturities on the Senior Notes and the line of credit are as follows (in thousands):

	Note Agreements	Line of Credit
2001	$ 6,159	$ 96,000
2002	6,194
2003	6,230
2004	6,269
2005	6,312
Thereafter	534,787

        All principal and interest payments due under the note agreements are nonrecourse to the former general partner. The note agreements and the line of credit contain certain restrictive covenants, including limitations on harvest levels, sales of assets, payment of cash distributions and the incurrence of indebtedness. In addition, the line of credit requires the maintenance of a required interest coverage ratio. The corporation was in compliance with such covenants at December 31, 2000 and 1999.

Note 7. Financial Instruments

        The carrying amounts of cash and cash equivalents and restricted cash approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the corporation's debt, based on current interest rates for similar obligations with like maturities, was approximately $653 million at December 31, 2000 and $622 million at December 31, 1999. The carrying amount was $662 million at December 31, 2000, and $649 million as of December 31, 1999. Net unrealized holding losses of $771,000 for the year ended December 31, 2000 and $35,000 for the year ended December 31, 1999 were recorded in the consolidated/combined statement of income relating to the mutual fund investments held in a grantor trust.

Note 8. Capital

        In connection with the REIT conversion on July 1, 1999, the partnership converted to a corporate entity. The changes in partners' capital prior to the REIT conversion were as follows (in thousands):

	Limited	General
	Partners	Partner	Total
January 1, 1998	469,824	513	470,337
Net Income	41,723	33,713	75,436
Cash Distributions	(104,690)	(35,668)	(140,358)
December 31, 1998	406,857	(1,442)	405,415
Net Income	23,235	17,162	40,397
Cash Distributions	(52,808)	(18,108)	(70,916)
Other	-	60	60
June 30, 1999	$ 377,284	$ (2,328)	$ 374,956
	======	======	======

        The total number of units outstanding at June 30, 1999, and December 31, 1998, was 46,323,300.

        In accordance with the partnership agreement, the general partner was authorized to make quarterly cash distributions. The general partner declared to be paid to the unitholders $1.14 per unit during the six-month period ended June 30, 1999 and $2.28 per unit for 1998. For quarterly cash distributions exceeding $0.21-2/3 per unit, the general partner was provided with an incentive distribution. The incentive distribution no longer exists after the REIT conversion. See Note 1 of the Notes to Financial Statements.

        A reconciliation of the ending partners' capital of the partnership at June 30, 1999 and the opening stockholders' equity of the corporation at July 1, 1999 is as follows (in thousands):

Partners' Capital at June 30, 1999	$ 374,956
Purchase of minority interest	4,464
Merger of Plum Creek Management Company, L.P.	1,683
Unit-Award Plans	1,046
Stockholders' Equity at July 1, 1999	$ 382,149
======

        The changes in stockholders' equity were as follows (in thousands):

	Common Stock	Stock Amount	Special Voting Stock	Stock Amount	Paid-in Capital	Deferred Incentive Plans	Retained Earnings	Total
Balances At July 1, 1999	62,822	$ 628	635	$ 6	$ 380,595	$ 920		$ 382,149
Net income for the six months ended December 31, 1999, including cumulative effect of accounting change							$ 85,204	85,204
Dividends Paid							(75,618)	(75,618)
Issuance of Common Stock	5,750	58			141,649			141,707
Purchase of Common Stock						(783)		(783)
Deferred Incentive Plans Liability						388		388
Balances At December 31, 1999	68,572	$ 686	635	$6	$ 522,244	$ 525	$ 9,586	$ 533,047
Net income							$ 131,902	$ 131,902
Dividends Paid					(16,305)		(141,488)	(157,793)
Deferred Compensation						(341)		(341)
Purchase of Common Stock						(468)		(468)
Deferred Incentive Plans Liability						321		321
Balances At December 31, 2000	68,572	$ 686	635	$6	$ 505,939	$ 37	$ -	$ 506,668
	===	==	==	==	====	===	====	====

        During 2000, the corporation paid dividends in excess of retained earnings, and accordingly the excess of $16.3 million represents a return of capital.

The corporation has authorized the following shares of capital stock, consisting of:

  300,000,000 shares of common stock, par value $.01 per share;
  634,566 shares of special voting stock, par value $.01 per share;
  150,000,001 shares of excess stock, par value $.01 per share; and
  75,000,000 shares of preferred stock, par value $.01 per share.

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

        Also in connection with the REIT conversion, the corporation acquired the general partner's 2% interest in Plum Creek Manufacturing, L.P., and 4% interest in Plum Creek Marketing, Inc., and Plum Creek Management Company, L.P. merged with the corporation. See Note 9 of the Notes to Financial Statements for a description of the above transactions. Furthermore, equity was adjusted by $1.0 million for the difference between the total expense recognized in connection with the partnership's 1994 long-term unit-award incentive plans and the cost of purchasing units to fund these plans. See Note 11 of the Notes to Financial Statements for a summary of the corporation's long-term incentive plans.

        At December 31, 2000 and December 31, 1999, there were 69,206,575 shares outstanding. During 2000, the corporation made distributions of $2.28 per share, of which $0.94 was a 20% long-term capital gain dividend and $1.34 represented a non-taxable return of capital. For the six-month period ending December 31, 1999, the corporation made distributions of $1.14 per share, of which $0.59 was a 20% long-term capital gain dividend and $0.55 represented a non-taxable return of capital. Total distributions declared by the corporation and the partnership for the year ended December 31, 1999 were $2.28 per share/unit. On a tax basis we have distributed all of our ordinary and capital gain income.

        In November of 1999 the corporation issued 5,750,000 shares of common stock for proceeds of $141.7 million, net of issuance costs of $7.8 million. The proceeds were used to repay borrowings on our revolving line of credit.

        At December 31, 2000 there were 374,014 shares and at December 31, 1999 there were 387,745 shares of common stock held in a trust to fund deferred incentive plan awards. At December 31, 2000, these shares were recorded at $9.8 million and the related liability was $10.1 million. At December 31, 1999, these shares were recorded at $10.2 million and the related liability was $10.7 million. The common stock and liability are shown as a net amount in the equity section of the consolidated balance sheet. Additionally in May 2000, the corporation purchased shares of common stock on the open market in connection with restricted stock awards. The cost of the restricted stock is recorded in equity as deferred compensation and is amortized over the restriction period. See Notes 9, 11 and 12 of the Notes to Financial Statements.

Note 9. Non-Cash Transactions

        During 1999 the corporation entered into the following non-cash transactions:

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

    Merger - In connection with the REIT conversion, Plum Creek Management Company L.P., the general partner of the partnership, was merged with the corporation. As a result of the merger, the corporation received assets of $13.8 million and liabilities of $12.1 million. The assets and liabilities are primarily associated with deferred compensation and long-term incentive compensation awards. The assets are primarily held in a grantor trust and consist of mutual and money market funds. The investments are recorded at fair value. Additionally, included in a grantor trust are 374,014 shares of common stock of the corporation to fund several incentive compensation plans. The shares and a corresponding amount of deferred incentive compensation are recorded at cost in Stockholders' Equity.

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

    Land Exchanges - In our Cascade Region we received 11,586 acres of timberlands and $4.3 million of cash in exchange for 31,713 acres of timberlands. Except for the cash proceeds of $4.3 million, which resulted in a non-operating gain of approximately $3.6 million, the exchange was accounted for as a nonmonetary transaction. In our Northeast Region we received some timberlands in exchange for higher and better use lands with an estimated value of $3.3 million. The gain associated with this exchange was included in operating income.

        During 2000, the corporation settled deferred incentive plan liabilities of $1.3 million by paying the participants in shares of the corporation stock. The stock was held in a trust. See Note 8 of the Notes to Financial Statements.

Note 10. Employee Pension and Retirement Plans

        Pension Plan. The corporation provides multi-employer defined benefit pension plans that cover substantially all employees of the corporation and the unconsolidated subsidiaries. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in thousands):

Change in benefit obligation	2000	1999
Benefit obligation at beginning of year	$ 60,521	$ 66,723
Service cost	3,571	3,913
Interest cost	4,534	4,314
Amendment	(633)	-
Curtailment	(881)	-
Actuarial (gain) loss	991	(10,621)
Benefits paid	(4,119)	(3,808)
Benefit obligation at end of year	$ 63,984	$ 60,521
	=====	=====

Change in plan assets
Fair value of plan assets at beginning of year	$ 72,735	$ 64,059
Actual return on plan assets	1,170	12,484
Benefits paid	(4,119)	(3,808)
Employer contributions	776	-
Fair value of plan assets at end of year	$ 70,562	$ 72,735
	=====	=====
Funded status	$ 6,578	$ 12,214
Unrecognized net actuarial (gain) loss	(9,653)	(16,365)
Unrecognized prior service cost	(445)	513
Prepaid (accrued) benefit cost	$ (3,520)	$ (3,638)
	=====	=====

The components of pension cost were as follows for the years ended December 31 (in thousands):

Components of net periodic benefit cost	2000	1999	1998
Service cost	$ 3,571	$ 3,913	$ 3,668
Interest cost	4,534	4,314	4,046
Expected return on plan assets	(6,240)	(5,364)	(4,342)
Amortization of prior service cost	67	106	108
Recognized actuarial (gain) loss	(651)	(41)	208
Net periodic benefit cost	$ 1,281	$ 2,928	$ 3,688
	=====	=====	=====
Curtailment gain	(622)
Total pension cost	$ 659	$ 2,928	$ 3,688
	=====	=====	=====

The following assumptions were used in accounting for the pension plans as of December 31:

	2000	1999	1998
Weighted average discount rate	7.5%	8.0%	6.75%
Rate of increase in compensation levels	5.0%	5.0%	5.0%
Expected long-term rate of return on plan assets	9.0%	9.0%	8.5%

        The corporation recorded pension expense of $0.2 million for the year ended December 31, 2000. The unconsolidated subsidiaries recorded pension expense of $0.5 million for the year ended December 31, 2000. The corporation and the partnership recorded aggregate pension expense of $2.2 million for the year ended December 31, 1999. The unconsolidated subsidiaries recorded pension expense of $0.8 million for the six months ending December 31, 1999. As a result of selling our southern lumber facilities in December 2000, a curtailment gain of $622,000 was recorded.

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

        Amounts charged to expense relating to the Thrift and Profit Sharing Plan by the corporation and the unconsolidated subsidiaries was $3.2 million in 2000 and $4.3 million in 1999. The partnership charged $2.9 million to expense in 1998. The employer match was 75% in 2000 and 100% in 1999. The partnership matched 70% in 1998.

        Other Benefit Plans. Certain executives and key employees of the corporation or general partner participate in incentive benefit plans which provide for the granting of shares/units and/or cash bonuses upon meeting performance objectives. See Note 11 of the Notes to Financial Statements.

Note 11. Stock/Unit -Based Compensation Plans

2000 Stock Incentive Plan

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

Stock Options

        Under the plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the corporation. Each stock option granted allows the recipient the right to purchase the corporation's common stock at the fair market value of the corporation's common stock on the date of the grant. Generally, the stock options have a ten-year term and vest over a four year period at a rate of 25% per year. Under the plan, the exercise price of an option may not be reduced.

Restricted Stock

        Under the plan, restricted stock of the corporation may be awarded to certain officers and employees of the corporation. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the corporation with respect to voting and receipt of dividends during the restricted period. Termination of employment prior to the end of the restricted period will require the return of the restricted stock to the corporation. As of December 31, 2000, the corporation has outstanding 25,250 shares of restricted stock under this plan and prior plans.

Dividend Equivalents

        Under the plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five year period by the corporation multiplied by the number of unexercised stock options. Each year during the five year performance period for each dividend equivalent right granted, a participant may earn an amount equal to the Company's current year dividend plus prior year unearned dividends to the extent the corporation's total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year. The total stockholder return computation consists of the corporation's stock price appreciation plus dividends paid. Payments related to the achievement of any performance goal will be made at the end of the five-year performance period, and will be made half in cash and half in the corporation's common stock. On May 10, 2000, 332,450 dividend equivalents were granted to employees and officers of the corporation.

        If a participant terminates employment prior to the end of the five-year performance period, a cash payment will be made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. During 2000, 42,250 dividend equivalents were forfeited.

Value Management Awards

        Under the plan, value management awards provide incentive compensation to participants over a three-year period that is contingent upon performance measured against the performance of a peer group of forest product companies. Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the corporation's total stockholder return is below the 50th percentile of the peer group. The full value management award is earned if the corporation's total stockholder return is above the 75th percentile.

        On May 10, 2000, 49,350 value management units were awarded to employees and officers of the corporation. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is a sliding scale between 0% and 200% of the face value. At the end of the performance period, the awards will be paid 50% immediately after the performance period and 50% one year later. Each payment will be paid half in cash and half in the corporation's common stock. Generally, to be entitled to the payment, a participant must be employed by the corporation on the award payment dates. During 2000, 6,020 value management awards were forfeited.

        The corporation accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the corporation recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the date of the grant. The corporation generally recognizes compensation expense for restricted stock, dividend equivalents and value management awards based on the expected value of the award upon vesting and accrues the expense over the vesting period. Compensation expense for the above awards is based on estimates and may require adjustments to those estimates in future periods. Compensation expense in connection with the plan was $1.3 million for the year ended December 31, 2000. In January 2001, 293,500 stock options and dividend equivalents were granted to employees and officers of the corporation.

Presented below is a summary of stock option plan activity for the year ending December 31, 2000:

	Options	Wtd. avg. exercise price	Options exercisable	Wtd. avg. exercise price
Balance, January 1, 2000	-	-	-	-
Granted May 10, 2000	332,450	25.625	-	-
Exercised	-	-	-	-
Cancelled or Forfeited	(42,250)	-	-	-
Balance, December 31, 2000	290,200	25.625	-	-

The following table summarizes the options outstanding and exercisable at December 31, 2000:

		Options Outstanding		Options Exercisable
Range of Prices	Number	Wtd. Avg. Remaining life	Wtd. avg. exercise price	Number	Wtd. avg. exercise price
$25.625	290,200	9.3 years	$25.625	-	-

The weighted-average fair value at date of grant for options granted on May 10, 2000 is $2.93, and was estimated using the Black-Scholes option valuation model with the following assumptions.

Expected life in years	7
Risk-free interest rate	6.5%
Expected volatility	24%
Dividend yield	8.4%

        The corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation costs been determined based on the fair value at the grant date consistent with the provisions of this statement, the corporation's pro-forma net income and diluted earnings per share for the year ended December 31, 2000 would have been as follows (in thousands, except per share data):

Net Income - as reported	$ 131,902
Net Income - pro forma	$ 131,766
Diluted earnings per share - as reported	$ 1.91
Diluted earnings per share - pro forma	$ 1.90

Other Long-Term Incentive Plans

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

        On April 17, 1998, the fifth and final target under the 1993 and 1994 long-term incentive plans was met. Total compensation expense for the 1993 and 1994 long-term incentive plans was $27.3 million, of which $13.3 million was recognized in 1998. Approximately 70% of the units were distributed during the first quarter of 1999, with the remainder to be distributed subsequent to the participant's separation of employment.

        Effective April 18, 1998, the general partner established a new Long-Term Incentive Plan and a new Key Employee Long-Term Incentive Plan with terms similar to the previously adopted 1993 and 1994 long-term incentive plans. The plans established in 1998 were terminated upon adoption of the 2000 Incentive Stock Plan on May 10, 2000. The 1998 plans authorized granting up to 1,175,000 unit appreciation rights to certain executives and key employees. The performance and vesting period during which unit appreciation rights could have been earned was December 31, 2003. In connection with the REIT conversion, these unit-based compensation plans were converted to share-based compensation plans, payable in shares of stock of the corporation. No unit value targets were achieved prior to the termination of the plans, and accordingly no compensation cost was recognized.

        The corporation applied APB 25 in accounting for the 1993, 1994 and the 1998 plans. In general, under APB 25 no compensation expense was recognized until a unit value target was met. Had compensation expense for the stock/unit-based compensation plans been determined consistent with SFAS 123, net income and net income per share/unit would have been as follows (in thousands, except per share/unit):

	1999	1998
Net Income:
As reported	$125,601	$ 75,436
Pro forma	$123,699	75,407

Net Income per Share/Unit:
As reported	$1.94	$ 0.90
Pro forma	$1.91	0.90

        Since the plans established in 1998 were terminated and all unit appreciation rights were forfeited, no pro forma presentation is made for 2000.

        The corporation used the Monte Carlo path dependent model to determine the fair value of unit appreciation right grants. The following tables summarize the grants and assumptions applied in determining pro forma compensation expense under the 1993, 1994 and 1998 plans for the years ended December 31:

1993 and 1994 PLANS
1998
Unit appreciation rights granted	16,333
Weighted-average fair value of unit appreciation rights granted	$ 13.98
Risk-free interest rate	5.25%
Expected dividend yield	6.20%
Expected life of unit appreciation rights granted	0.83 years
Expected unit price volatility	24.3%

1998 PLANS	1999	1998

Unit appreciation rights granted	51,500	1,163,500
Weighted-average fair value of unit appreciation rights granted	$11.76	$ 12.25
Risk-free interest rate	5.18%	5.70%
Expected dividend yield	8.43%	7.13%
Expected life of unit appreciation rights granted	4.67 years	5.67 years
Expected unit price volatility	24.1%	24.7%

        Under the plans established in 1998 1,016,000 unit appreciation rights, net of forfeiture, had been granted to participants at December 31, 1999. No grants were made from the plans established in 1998 during 2000.

        Effective January 1, 1994, the former general partner of the partnership established a management incentive plan for certain executives of the general partner. As a part of the REIT conversion, this plan was maintained by the corporation for the year ended December 31, 1999. An annual bonus of up to 100% of the respective executive's base salary could have been awarded if certain performance objectives established by the board of directors were met by the corporation and by the executive. For years prior to 1999, one-half of the bonus was paid annually in cash and the remaining half was converted into stock/units at fair market value and will be distributed at the end of three years. The board of directors approved the payment of 1999 bonuses 100% in cash during the first quarter of 2000. Shares of stock/units in executives' accounts earn additional shares of stock based on any subsequent cash distributions. Costs incurred in administering and funding the plan were borne by the general partner through June 30, 1999. The liability for the shares to be paid from the management incentive plan is recorded in the equity section of the consolidated balance sheet as deferred incentive compensation.

Note 12. Related-Party Transactions

        The corporation has entered into timber cutting contracts with the unconsolidated subsidiaries. The corporation's revenue consists primarily of proceeds from these timber-cutting contracts. Revenue and associated expenses related to the timber cutting contracts with our unconsolidated subsidiaries are deferred until the timber (in the form of either whole logs, lumber, plywood or other wood products) is sold outside the unconsolidated subsidiaries. Additionally, in December 2000, the corporation sold land to the unconsolidated subsidiaries for $6.8 million. The corporation has deferred the gain of $5.1 million until the land is sold outside the unconsolidated subsidiaries.

        The corporation and the unconsolidated subsidiaries have entered into a cost sharing and administrative service agreement. The cost sharing and administrative service agreement covers accounting, transaction processing, human resources, information technology, legal, environmental, treasury, corporate affairs, and other day-to-day operational activities. As a result, there are receivables and payables between the corporation and the unconsolidated subsidiaries which are settled in the ordinary course of business. The unconsolidated subsidiaries earn interest at market rates for any cash advances to the corporation that are in excess of any distributions to the corporation. At December 31, 2000, the net related party payable to the unconsolidated subsidiaries was $37.3 million and at December 31, 1999, the net related party payable to the unconsolidated subsidiaries was $26.5 million.

        Current assets at December 31, 1999 included a receivable of $0.8 million from the owners of the former general partner of the partnership related to their share of the 1999 management incentive plan award. The corporation collected the receivable in January 2000. See Note 11 of the Notes to Financial Statements for a summary of the management incentive plan. Non-current assets at December 31, 2000 and 1999 include notes receivable of approximately $2.0 million and accrued interest from three officers and a former officer, representing loans to these individuals to fund their purchases of the voting common stock of the unconsolidated corporate subsidiaries. The notes are due in ten years, payable on demand, with an interest rate of 9%. See Note 16 of the Notes to Financial Statements.

        Prior to the REIT conversion, the general partner had overall responsibility for management of the operations. The general partner owned a two percent general partner interest in the income and cash distributions of the partnership, subject to certain adjustments, and owned two percent of the manufacturing subsidiary and four percent of the marketing subsidiary. Plum Creek Timber Company, L.P. reimbursed the general partner for the actual costs of administering the businesses. Amounts reimbursed to the general partner for such costs were $4.4 million for the six months ended June 30, 1999, and $7.7 million for 1998.

        Plum Creek Timber Company, L.P. was required under the partnership agreement to reimburse the general partner for compensation costs related to the management of the partnership, including the purchase of units associated with the unit-based compensation plans discussed in Note 11 of the Notes to Financial Statements. During January 1999, a final payment of $6.2 million was paid to the general partner in connection with the funding of the 1994 plans. Additionally, the general partner was paid $2.4 million in 1998 in connection with the funding of the 1994 plans.

        Prior to the REIT conversion, net income was allocated to the general partner based on two percent of the combined net income (adjusted for the incentive distribution), plus the incentive distribution, as provided under the partnership agreement. The incentive distribution was $16.7 million in 1999 and $32.9 million in 1998.

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

Note 13. Commitments and Contingencies

        During 1993, the partnership entered into a sourcing contract to sell logs to a customer over a ten-year period ending in 2003, based upon prevailing market rates. During 1996, the partnership made an annual commitment to supply pulpwood and residual chips to a customer for a 20-year period ending in 2016, based upon prevailing market rates. This agreement may be extended for up to ten years by either party. Finally, during 1998 the partnership agreed to supply fiber to a S.D. Warren Company paper facility in Maine, at prevailing market prices. The fiber supply agreement expires in 2023 and may be extended for up to 15 additional years at the option of S.D. Warren Company. As a part of the REIT conversion, these contracts and commitments were transferred to the unconsolidated subsidiaries.

        As a part of the sale of our two southern sawmills to West Fraser Timber Co. Ltd. in December 2000, we entered into a long-term agreement to supply logs to the two sawmills, at prevailing market prices. The log sourcing agreement is for 15 years and may be renewed for 5-year periods thereafter, upon mutual consent of both parties.

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

        The corporation leases buildings and equipment under non-cancelable operating lease agreements. A large portion of the non-cancelable operating lease agreements were transferred to the unconsolidated subsidiaries as part of the REIT conversion. Operating lease expense was $3.5 million in 2000, $3.3 million in 1999 and $3.2 million in 1998. The following summarizes the future minimum lease payments for the corporation and unconsolidated subsidiaries (in thousands):

2001	$ 2,943
2002	2,303
2003	1,359
2004	349
2005	89
Thereafter	465
Total	$ 7,508
=====

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

        There are no other contingent liabilities that would have a materially adverse effect on the financial position, the results of operations or liquidity of the corporation.

        Prior to the REIT conversion, a portion of the partnership's log requirements were acquired through contracts with public and private sources. Except for required deposits, no amounts were recorded until such time as timber was harvested. The unrecorded amounts of those contract commitments were approximately $10.8 million at December 31, 1998.

Note 14. Segment Information

        The corporation is organized into eight business units on the basis of both product line and geographic region. For accounting purposes, the corporation's business segments have not been impacted by the REIT conversion, and except for the change in accounting method discussed below and the reclassification of shipping costs, the segment information has been prepared on a basis consistent with the prior year. Each business unit has a separate management team due to different production processes and/or marketing strategies. In applying SFAS 131, these business units have been aggregated into five reportable segments based on similar long-term economic characteristics. The corporation's and unconsolidated subsidiaries' reportable segments are Northern Resources, Southern Resources, Lumber, Panel and Land Sales.

        The Cascade Resource unit, the Rockies Resource unit, and the Northeast Resource unit are aggregated into the Northern Resources segment. The Northern Resources segment consists of timberlands in the Northwest and Northeast United States. Northern Resources grows timber for sale in export markets, primarily Pacific Rim countries and Canada, and domestic markets, primarily Idaho, Maine, Montana, and Washington. The domestic market includes sawlog sales to the Lumber and Panel segments and to unaffiliated wood product manufacturers, as well as pulp logs and chips to third-party domestic pulp and paper manufacturers.

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

        The Northwest Lumber unit and the Southern Lumber unit are aggregated into the Lumber segment. The Lumber segment consists of eight manufacturing facilities in the Northwest and Southern United States. These facilities produce boards, studs, and dimension lumber targeted to domestic lumber retailers, home construction, and industrial customers, and to a lesser extent, Pacific Rim countries and Western Europe. Residual chip products are sold to regional pulp and paper manufacturers. On December 15, 2000, the Southern Lumber unit, consisting of two manufacturing facilities, was sold to West Fraser Timber Co. Ltd. The operating loss for 2000 includes a $2.5 million loss related to this sale.

        The Panel segment consists of two plywood facilities and one MDF manufacturing facility located in the Northwest United States. These facilities produce high-quality panels that are primarily targeted towards domestic industrial customers, such as boat, recreational vehicle, furniture and door manufacturers, and to a lesser extent, Canada, Western Europe and the Pacific Rim countries. Residual chip products are sold to regional pulp and paper manufacturers. Plywood revenues represented approximately 66% of the panel segment revenues in 2000, 71% in 1999 and 71% in 1998.

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

        The table below presents information about reported segments for the years ending December 31, 2000, 1999, and 1998 (in thousands).

	Northern Resources	Southern Resources	Lumber	Panel	Land Sales	Other	Total
2000
External revenues	$ 153,813	$ 38,053	$ 308,896	$ 165,038	$ 47,748		$ 713,548
Intersegment revenues	115,083	36,926					152,009
Export revenues	22,761		4,224	12,131			39,116
Depreciation, depletion and amortization	27,420	13,413	14,235	9,971			65,039
Operating income (loss)	86,880	27,238	(16,894)	11,225	42,254		150,703
1999
External revenues	$ 167,078	$ 52,104	$ 365,014	$ 189,060	$ 23,682		$ 796,938
Intersegment revenues	124,837	47,109					171,946
Export revenues	27,245		4,380	11,154			42,779
Depreciation, depletion and amortization	32,067	16,190	15,596	11,107			74,960
Operating income	90,712	37,117	23,274	26,491	19,846		197,440
1998
External revenues	$ 131,625	$ 68,800	$ 300,835	$ 172,706	$ 32,813	$ 29,878	$736,657
Intersegment revenues	118,675	49,562					168,237
Export revenues	23,197		7,127	1,638			31,962
Depreciation, depletion and amortization	29,716	15,530	13,105	10,598		274	69,223
Operating income (loss)	73,715	53,568	2,599	14,360	26,598	(2,247)	168,593

        A reconciliation of total operating income to income before income taxes, for the years ended December 31, is presented below (in thousands). In the fourth quarter of 1999, the corporation changed its accounting policy with respect to certain reforestation costs. See Note 1 of the Notes to Financial Statements for further details. The new accounting policy was applied retroactively to the beginning of 1999. As a result of this new accounting policy, the Northern Resources segment's 1999 operating income was favorably impacted by $2.2 million and the Southern Resources segment's 1999 operating income was favorably impacted by $0.7 million. Additionally, Lumber and Panel's revenues for 1999 and 1998 have been restated in accordance with Emerging Issues Task Force Issue No. 00-10. See Note 1 of the Notes to Financial Statements.

	2000	1999	1998
Total segment operating income	$ 150,703	$ 197,440	$ 168,593
Operating income recognized by unconsolidated subsidiaries	(3,433)	(29,315)
Gain (loss) on disposition of assets - net	49,616	3,697	(805)
Interest expense - net	(42,033)	(61,474)	(59,580)
Corporate and other unallocated expenses	(23,599)	(27,543)	(32,255)
Income before income taxes, equity in earnings of unconsolidated subsidiaries and preferred stock dividends and cumulative effect of accounting change	$ 131,254	$ 82,805	$ 75,953
	======	=====	=====

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

Note 15. Merger with The Timber Company

         On July 18, 2000, we announced the signing of a definitive agreement to merge The Timber Company, a separate operating group of Georgia-Pacific Corporation that manages and operates its timber business, with and into the corporation, with Plum Creek Timber Company, Inc. remaining as the surviving corporation. Generally, the assets and liabilities of The Timber Company are attributed under Georgia-Pacific Corporation's charter to the shareholders of The Timber Company under a tracking stock structure. Following the merger, we will own and manage over 7.9 million acres of geographically diverse timberlands within 19 states. Under the terms of the merger agreement, The Timber Company shareholders will receive 1.37 shares of the corporation's common stock for each share of The Timber Company stock. Based on Plum Creek Timber Company Inc.'s closing stock price of $27.375 on July 17, 2000, the overall transaction is valued at approximately $4.0 billion, including $1.0 billion of allocated Georgia-Pacific debt. The $4.0 billion value includes a $350 million long-term note receivable. The note receivable has been collateralized as back up for commercial paper issued by a subsidiary of Georgia-Pacific Corporation. The proceeds from the commercial paper were used to reduce the amount of allocated Georgia-Pacific debt. At closing, Plum Creek Timber Company, Inc. will own the note receivable and will assume the commercial paper obligations. The remaining amount of approximately $650 million of allocated Georgia-Pacific debt will be settled at closing with Plum Creek financing the payment with either variable-rate or fixed-rate debt, or a combination thereof. This transaction is subject to approval by the stockholders of the corporation and holders of The Timber Company stock, and is contingent upon (1) receipt of a ruling from the Internal Revenue Service that the transaction is tax-free to the Georgia-Pacific Corporation and to the shareholders of The Timber Company, and (2) receipt of advice from counsel that there is not a substantial risk that the principles similar to section 1374 of the Internal Revenue Code (corporate-level tax imposed on certain built-in gains) would apply to the cutting of timber during the ten-year period following the merger. The transaction is also subject to applicable governmental approvals and the satisfaction of customary closing conditions. Closing is expected during the second quarter of 2001.

         In connection with the merger, on August 31, 2000 we filed our private letter ruling request with the Internal Revenue Service and submitted our preliminary joint proxy statement / prospectus on Form S-4 to the Securities and Exchange Commission on October 11, 2000.

        During 2000, we incurred approximately $3.8 million of merger-related expenses. These costs have been expensed in the income statement (because for accounting purposes The Timber Company is the acquiring company) and have been reported as a separate line item.

Note 16. Subsequent Events

        On January 1, 2001, the company purchased the voting stock of its unconsolidated subsidiaries from three of its current officers and one of its former officers. In late 1999, Congress amended the Internal Revenue Code to simplify several of the qualification requirements applicable to REIT's, including the circumstances under which a REIT may own the voting stock of entities that do not generate qualified REIT income. Therefore, on January 1, 2001, the effective date of the amendments, the company purchased the voting stock of the unconsolidated subsidiaries from the officers and thereby consolidated the equity ownership in these business entities. As a result of this purchase, for the reporting period beginning January 1, 2001, and each reporting period thereafter, the company's financial statements will reflect the consolidated results of its timberland operations with those of its manufacturing operations, harvesting activities and some of its higher and better use land sale activities.

        On January 25, 2001, the board of directors authorized the corporation to make a dividend distribution of $.57 per share. Total dividends will approximate $39.4 million and will be paid on February 28, 2001 to stockholders of record on February 14, 2001.

Report of Independent Accountants

To the Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated/combined statements of income and of cash flows present fairly, in all material respects, the financial position of Plum Creek Timber Company, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On July 1, 1999, the Company converted from a master limited partnership to a REIT entity and accordingly, the manufacturing and harvesting operations are conducted in unconsolidated subsidiaries.

As discussed in Note 1 of the Notes to Financial Statements, the Company changed its method of accounting for reforestation and silviculture costs effective January 1, 1999.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
January 23, 2001

REPORT OF MANAGEMENT

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
President and Chief Executive Officer

/s/ WILLIAM R. BROWN

William R. Brown
Executive Vice President and Chief Financial Officer

Supplementary Financial Information

Consolidated / Combined Quarterly Information
(Unaudited)
(In Thousands, Except per Share/Unit)

2000	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues	$ 58,951	$ 53,149	$ 41,539	$ 55,415
Gross profit	42,448	36,694	25,172	36,710
Operating Income	38,999	33,293	20,711	30,507
Net Income	80,579	21,003	9,508	20,812
Net Income Allocable to Stockholders/Unitholders	80,579	21,003	9,508	20,812
Net Income per Unit	$1.16	$0.30	$0.14	$0.31

1999	1st Qtr (1)	2nd Qtr(1)	3rd Qtr (2)	4th Qtr(3)
Revenues	$187,434	$194,105	$ 51,999	$ 46,051
Gross profit	48,826	57,051	36,660	32,261
Operating Income	38,383	45,947	33,715	28,379
Income before Cumulative Effect of Accounting Change	17,578
Cumulative Effect of Accounting Change	12,169
Net Income	29,747	24,033	46,093	25,728
Net Income Allocable to Stockholders/Unitholders	21,213	15,405	46,093	25,728
Income Allocable to Stockholders/Unitholders per Share/Unit before Cumulative Effect of Accounting Change	$0.20
Cumulative Effect of Accounting Change per Share/Unit	$0.26
Net Income per Share/Unit (4)	$0.46	$0.33	$0.73	$0.38

        (1) In accordance with Emerging Issues Task Force Issue No. 00-10, shipping expenses have been reclassified in the statement of income. Prior to the REIT conversion, the partnership netted costs associated with shipping manufactured goods against revenues. Therefore, shipping costs in the amount of $9.2 million for the three months ended March 31, 1999 and $9.8 million for the three months ended June 30, 1999 have been reclassified from revenues to cost of goods sold. See Note 5 of the Notes to Financials Statements for a similar reclass related to the unconsolidated subsidiaries.

        (2) A one-time income tax benefit of approximately $14.0 million was included in the third quarter 1999 results of operations associated with the assets and liabilities transferred to the unconsolidated subsidiaries in the REIT conversion. See Note 1 of the Notes to Financial Statements.

        (3) Included in the fourth quarter 1999 results of operations was a gain of $3.6 million related to a land exchange in the Cascade Region. See Note 9 of the Notes to Financial Statements.

        (4) Net income per unit/share is computed independently for each of the quarters presented. Therefore the sum of the quarterly net income per share/unit does not equal the total computed for the year due to the issuance of shares during the third and fourth quarters of 1999. See Note 8 of the Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001, under the caption "Election of Directors", is incorporated herein by reference. The executive officers are presented in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001, under the caption "Executive Compensation", is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001, under the caption "Security Ownership of Certain Beneficial Owners and Management", is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001, under the captions "Related Party Transactions" and "Indebtedness of Management", is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

        (1) Financial Statements and Supplementary Financial Information

        The following consolidated/combined financial statements of the corporation are included in Part II, Item 8 of this Form 10-K:

Consolidated/Combined Statement of Income	35
Consolidated Balance Sheet	36
Consolidated/Combined Statement of Cash Flows	37
Notes to Consolidated/Combined Financial Statements	38
Report of Independent Accountants	68
Report of Management	69
Supplementary Financial Information	70

        (2) Financial Statement Schedules

        Not applicable.

        (3) List of Exhibits

          Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated. Exhibits designated by a positive sign ("+") indicates management contracts or compensatory plans.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit
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
2.5

Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (filed as an exhibit to the corporation's Current Report on Form 8-K/A, dated July 18, 2000).

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

4.4	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.
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

10.4+	Management Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993).
10.5+	Executive and Key Employee Salary and Incentive Compensation Deferral Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).
10.6+	Deferred Compensation Plan for Directors, PC Advisory Corp. I (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).
10.7+	Plum Creek Director Unit Ownership and Deferral Plan (Form 10-K, No. 1-10239, for the year ended December 31, 1996).
10.8	Secured Promissory Note between Rick R. Holley and Plum Creek Timberlands, L.P. (Form 10-K, for the year ended December 31, 1999).
10.9	Secured Promissory Note between Charles P. Grenier and Plum Creek Timberlands, L.P. (Form 10-K, for the year ended December 31, 1999).
10.10	Secured Promissory Note between William R. Brown and Plum Creek Timberlands, L.P. (Form 10-K, for the year ended December 31, 1999).
10.11	Secured Promissory Note between Michael J. Covey and Plum Creek Timberlands, L.P. (Form 10-K, for the year ended December 31, 1999).
10.12+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan. (filed as an appendix to the corporation's definitive Proxy Statement on Schedule 14A, filed on March 31, 2000)
10.13+	Plum Creek Timber Company, Inc. Annual Incentive Plan.
21	Subsidiaries of the Registrant. (Form 10-K, for the year ended December 31, 1999).

b) Reports on Form 8-K

        None

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

By:	/s/ DAVID D. LELAND	Chairman of the Board	February 21, 2001
	David D. Leland		Date
By:	/s/ IAN B. DAVIDSON	Director	February 22, 2001
	Ian B. Davidson		Date
By:	/s/ RICK R. HOLLEY	President and Chief Executive	February 21, 2001
	Rick R. Holley	Officer, Director	Date
By:	/s/ JOHN G. MCDONALD	Director	February 28, 2001
	John G. McDonald		Date
By:	/s/ HAMID R. MOGHADAM	Director	February 26, 2001
	Hamid R. Moghadam		Date
By:	/s/ WILLIAM E. OBERNDORF	Director	February 28, 2001
	William E. Oberndorf		Date
By:	/s/ WILLIAM J. PATTERSON	Director	February 27, 2001
	William J. Patterson		Date
By:	/s/ JOHN H. SCULLY	Director	February 22, 2001
	John H. Scully		Date
By:	/s/ WILLIAM R. BROWN	Executive Vice President and	February 21, 2001
	William R. Brown	Chief Financial Officer,	Date
(Principal Financial and Accounting Officer)