Form 10-Q
period 2001-03-31
PLUM CREEK TIMBER CO INC
filed 2001-05-10
CIK 849213

Conformed Copy without Exhibits

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number  1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

999 Third Avenue, Seattle, Washington 98104-4096   Telephone: (206) 467-3600
Organized in the State of Delaware           I.R.S. Employer Identification No.  91-1443693

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]  No  [    ]

The number of outstanding shares of the registrant's common stock as of May 1, 2001 was 68,572,009. The number of outstanding shares of the registrant's special voting stock as of May 1, 2001 was 634,566.

      PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Quarter Ended March 31,
	2001	2000

	(In Thousands, Except Per Share)

Revenues	$161,295	$58,951

Costs and Expenses:
Cost of Goods Sold	109,335	16,503
Selling, General and Administrative	10,429	3,449
Merger Expenses	503	-
Total Costs and Expenses	120,267	19,952

Operating Income	41,028	38,999

Interest Expense	(15,656)	(11,916)
Interest Income	1,449	1,507
Gain on Disposition of Assets - Net	24,738	49,688
Other (Expenses) Income - Net	(78)	133

Income before Income Taxes, Equity in Earning of Unconsolidated Subsidiaries and Preferred Stock Dividends	51,481	78,411

Provision for Income Taxes	(430)	-

Equity in Earnings of Unconsolidated Subsidiaries and Preferred Stock Dividends	-	2,168

Net Income	$51,051	$80,579
	====	====
Net Income per Share - Basic & Diluted	$0.74	$1.16
	====	====
Dividends Declared Per Share	$0.57	$0.57
	====	====
Weighted average number of Shares outstanding - Basic	69,187	69,207
Weighted average number of Shares outstanding - Diluted	69,235	69,207

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
	2001	2000

	(In Thousands, Except Share Data)

ASSETS
Current Assets:
Cash and Cash Equivalents	$151,557	$143,958
Restricted Cash	44,020	37,490
Accounts Receivable	23,966	-
Inventories	44,037	-
Investments in Grantor Trusts	11,172	12,301
Other Current Assets	11,930	886
	286,682	194,635

Timber and Timberlands - Net	952,986	975,921
Property, Plant and Equipment - Net	94,716	1,074
Investment in Unconsolidated Subsidiaries	-	74,261
Deferred Tax Asset	59,667	-
Other Assets	6,567	4,177
Total Assets	$1,400,618	$1,250,068
	=====	=====

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$27,427	$6,153
Line of Credit	96,000	96,000
Accounts Payable	9,134	1,295
Related Party Payables	-	37,340
Interest Payable	16,649	9,714
Wages Payable	7,266	-
Taxes Payable	5,205	1,680
Liabilities Associated with Grantor Trust	10,927	12,106
Deferred Income	-	10,890
Other Current Liabilities	12,334	4,527
	184,942	179,705

Long-Term Debt	687,261	559,798
Deferred Income	-	2,806
Workers' Compensation Liabilities	6,055	225
Other Liabilities	3,943	866
Total Liabilities	882,201	743,400

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares - 75 million, outstanding - none	-	-
Common stock, $0.01 par value, authorized shares - 300 million, outstanding - 68,572,009	686	686
Special Voting Stock, $0.01 par value, convertible to common stock, authorized and outstanding - 634,566	6	6
Additional Paid-In Capital	505,939	505,939
Retained Earnings	11,602	-
Other Equity	184	37
Total Stockholders' Equity	518,417	506,668
Total Liabilities and Stockholders' Equity	$1,400,618	$1,250,068
	=====	=====

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2001	2000

	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$51,051	$80,579
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	12,375	10,217
Deferred Income Taxes	430	-
Gain on Asset Dispositions - Net	(24,738)	(49,688)
Equity in Earnings of Unconsolidated Subsidiaries and Preferred Stock Dividends	-	(2,168)
Preferred Stock Dividends	-	3,919

Working Capital Changes, net of effect of business acquisition
Accounts Receivable	5,650	828
Inventories	1,547	-
Accounts Payable	(8,612)	(757)
Deferred Income	-	(697)
Wages Payable	(4,640)	(949)
Interest Payable	5,877	1,898
Other Current Assets and Liabilities	153	4,726
Other	1,632	1,835
Net Cash Provided By Operating Activities	40,725	49,743

Cash Flows From Investing Activities:
Additions to Properties	(25,195)	(3,227)
Proceeds from Asset Dispositions	45,738	62,952
Restricted Cash Change	(6,530)	-
Advances/Distributions with Unconsolidated Subsidiaries	-	(7,638)
Acquisition of Controlling Interest	(7,571)	-
Net Cash Provided By Investing Activities	6,442	52,087

Cash Flows From Financing Activities:
Cash Distributions	(39,449)	(39,448)
Retirement of Long-Term Debt	(119)	(111)
Borrowings on Line of Credit	384,000	77,000
Repayments on Line of Credit	(384,000)	(77,000)
Other	-	(350)
Net Cash Used In Financing Activities	(39,568)	(39,909)

Increase In Cash and Cash Equivalents	7,599	61,921
Cash and Cash Equivalents:
Beginning of Period	143,958	115,389

End of Period	$151,557	$177,310
	====	====
Supplementary Cash Flow Information

Noncash Activities:
Distribution of common stock from deferred incentive compensation plan for payment of liability	$1,174	1,284

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Accounting Policies

Basis of Presentation

        The consolidated financial statements include all of the accounts of Plum Creek Timber Company, Inc. and its wholly owned subsidiaries. Plum Creek Timber Company, Inc., a Delaware corporation, has elected to be treated for Federal income tax purposes as a real estate investment trust or "REIT." The corporation and its subsidiaries own, manage and operate approximately 3.1 million acres of timberland in the Northwest, Southern and Northeast United States, and nine wood product conversion facilities in the Northwest United States. All significant intercompany transactions have been eliminated in the consolidation of the financial statements.

        On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a REIT. In order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated corporate subsidiaries. During the period July 1, 1999 to December 31, 2000, the unconsolidated subsidiaries were accounted for under the equity method of accounting. Furthermore, during this period the corporation was entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through its ownership of a combination of preferred stock and nonvoting common stock. The remaining 1% of the economic value and 100% of the voting control of the unconsolidated subsidiaries were owned by three of the corporation's current officers and one of its former officers.

        On January 1, 2001, in connection with an amendment to the Internal Revenue Code, the corporation acquired all of the voting stock of the unconsolidated subsidiaries from its current and former officers. As a result of this purchase, for the reporting period beginning January 1, 2001 and each reporting period thereafter, the corporation's financial statements will reflect the consolidated results of its timberland operations with those of its manufacturing operations, harvesting activities and its higher and better use land sales activities. See Note 4 of the Notes to Financial Statements for the book value of the assets and liabilities consolidated as of January 1, 2001.

        The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the corporation's 2000 annual report on Form 10-K include a summary of significant accounting policies of the corporation and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Accounting Policies

        Revenue Recognition. Revenues received from the sale of logs, lumber, plywood, medium density fiberboard and wood chips are generally recorded as revenue at the time of delivery. Sales of timberlands identified by the corporation as higher and better use lands (for use other than for forest management purposes) are included in revenues when the sale is consummated.

        For the reporting periods between July 1, 1999 and December 31, 2000, the consolidated revenues consisted primarily of proceeds from timber cutting contracts, some timberland sales and other miscellaneous real estate related income. Furthermore, during this period, the consolidated revenues did not include the revenues associated with the harvesting and delivery of logs, manufacturing operations and some higher and better use land sales.

        Costs and Expenses. Similar to revenues, for the reporting periods between July 1, 1999 and December 31, 2000, the corporation's cost of goods sold and selling general and administrative expense does not include costs and expenses associated with the harvesting and delivery of logs, manufacturing operations and some higher and better use land sales.

        Restricted Cash. At March 31, 2001, restricted cash represents amounts that may only be used to invest in timberlands and manufacturing facilities or to reduce outstanding debt. Approximately $16 million of the restricted cash remains from the amount of cash that was restricted at December 31, 2000. Additional restricted cash of $28 million was received from the March 29, 2001 sale of approximately 44,000 acres of timberlands located in southwest Washington. See Note 3 of Notes to the Consolidated Financial Statements.

        Accounts Receivable. Accounts receivable was presented net of allowance for doubtful accounts of $1.3 million at March 31, 2001.

        Inventories. Logs, work-in-process and finished goods inventories are stated at the lower of average costs or market on the last-in, first-out ("LIFO") method. Cost of manufacturing inventories includes raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories includes timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead. The average cost method is used to value the corporation's supplies inventories.

        Property, Plant and Equipment. Property, plant and equipment are stated at cost. Improvements and replacements are capitalized. Depreciation is provided for on a straight-line basis for buildings and improvements (over 20 to 311/2 years) and a unit-of-production basis for machinery and equipment, which approximates a straight-line basis (3 to 15 years). Maintenance and repairs necessary to maintain properties in operating condition are expensed as they are incurred. The cost and related accumulated depreciation of property sold or retired are removed from the accounts as any gain or loss is recorded.

        Income Taxes. Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. Accordingly, under these sections of the Internal Revenue Code, the corporation deducts dividends paid to stockholders in computing its taxable income. For the year ended December 31, 2000, the corporation made distributions in excess of its taxable income, and it is anticipated that for the year ended December 31, 2001 the corporation will likewise make distributions in excess of its taxable income. Therefore, no provision for Federal or state income taxes has been made in connection with the operations of the REIT.

        The activities of the REIT are conducted by the corporation through various wholly owned operating partnerships. The harvesting and delivery of logs, manufacturing operations and some higher and better use land sales activities are conducted through various taxable REIT subsidiaries. An income tax provision or benefit has been provided for the operations conducted by the taxable REIT subsidiaries. For the reporting periods between July 1, 1999 and December 31, 2000, the tax provision or benefit associated with the non-REIT activities was included in equity income of the unconsolidated subsidiaries.

        Income taxes for the taxable REIT subsidiaries are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carrybacks and carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. See Note 10 of the Notes to Financial Statements.

        Segment Reporting. The purchase of the voting stock of the unconsolidated subsidiaries on January 1, 2001 has not had an impact on our segment reporting. The corporation continues to have the same five reportable segments. Except for the reclassification associated with shipping costs (see Note 8 of the Notes to Financial Statements), the segment disclosure for the three months ended March 31, 2001 has been prepared on a consistent basis with the disclosure for the three months ended March 31, 2000.

2. Inventories

         Inventories consisted of the following (in thousands):

March 31, 2001
Raw Materials (logs)	$ 16,084
Work-in-process	5,467
Finished Goods	14,782
36,333
Supplies	7,704
Total	$ 44,037
======

        Excluding supplies, which are valued at average cost, the cost of the LIFO inventories valued at the lower of average cost or market (which approximates current cost) at March 31, 2001 was $37.9 million.

        As part of the REIT conversion on July 1, 1999, all inventories were contributed to the unconsolidated subsidiaries. Accordingly, as of December 31, 2000 there were no inventories held by the corporation or its wholly owned subsidiaries.

3. Timber and Timberlands and Property, Plant and Equipment

         Timber and timberlands consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
Timber and logging roads - net	$ 834,835	$ 855,028
Timberlands	118,151	120,893
Timber and Timberlands - net	$ 952,986	$ 975,921
	=======	=======

        In March 2001, the corporation sold approximately 44,000 acres of timberlands located in southwest Washington to Pope Resources, a Delaware Limited Partnership. The transaction was valued at approximately $54 million, of which $5.8 million was recognized as operating income related to the sale of higher and better use property and $24.7 million was reported as non-operating income.

        In January 2000, the corporation sold approximately 90,000 acres of timberlands located near St. Maries, Idaho to Crown Pacific Limited Partnership. The transaction was valued at approximately $73 million, of which $8.8 million was recognized as operating income related to the sale of higher and better use property and $49.5 million was reported as non-operating income.

         Property, plant and equipment consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
Land, buildings and improvements	$ 40,485	$ 1,184
Machinery and equipment	244,389	699
	284,874	1,883
Accumulated depreciation	(190,158)	(809)
Property, Plant and Equipment - net	$ 94,716	$ 1,074
	======	=====

        As part of the REIT conversion on July 1, 1999, substantially all of the property, plant and equipment were contributed to the unconsolidated subsidiaries.

4. Manufacturing and Harvesting Operations and some Higher and Better Use Lands

        In connection with the REIT conversion, substantially all of the assets and associated liabilities related to the manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated taxable corporate subsidiaries in exchange for preferred stock and nonvoting common stock. The corporation's equity earnings and preferred stock dividends from the unconsolidated subsidiaries for the three months ended March 31, 2000, are comprised of the following (in thousands):

Share of Equity Earnings (Losses)	$ (2,720)
Preferred Stock Dividends	3,919
Amortization of difference between carrying amount and share of underlying equity	969
Total Equity Earnings and Preferred Stock Dividends	$ 2,168
=====

        Summarized combined financial data for the unconsolidated subsidiaries' operations for the quarter ended March 31, 2000 is as follows (in thousands):

Revenues	$ 188,519
Gross Profit	14,023
Operating Income	5,443
Interest Expense	4,757
Income Tax Benefit	450
Net Income	1,085

        Revenues for the quarter ended March 31, 2000 have been restated to reflect the reclassification of shipping expenses in accordance with Emerging Issues Tax Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Gross profit includes depreciation and amortization expense of $7.5 million. The Income Tax Benefit includes a benefit of $0.7 million related to interest expense for tax purposes that is eliminated for financial reporting purposes. For the three months ended March 31, 2000, the unconsolidated subsidiaries had capital expenditures of $5.5 million and revenues reported by the corporation that were also included in the revenues of the unconsolidated subsidiaries amounted to $48.2 million.

        On January 1, 2001, the corporation purchased all of the voting stock of the unconsolidated subsidiaries from its current and former officers. As a result of this purchase, the assets and liabilities of the manufacturing operations, harvesting activities and higher and better use lands sales activities were consolidated with the timberland operations effective January 1, 2001. Summarized below are the assets and liabilities of the unconsolidated subsidiaries as of January 1, 2001 (excluding related party receivables and payables that have been eliminated in consolidation):

Cash	(7,571)
Accounts Receivable	29,616
Inventory	45,584
Other Current Assets	9,792
Property, Plant and Equipment and Land	85,210
Other Assets	60,108
Accounts Payable	16,451
Wages Payable	11,906
Interest Payable	1,058
Other Current Liabilities	21,030
Long-Term Debt, including current portion	148,856
Other Liabilities	8,632

5. Borrowings

        As of March 31, 2001, we had $96.0 million of borrowings outstanding under our revolving line of credit. Subject to customary covenants, the line of credit allows us to borrow from time to time up to $125 million, including up to $20 million of standby letters of credit, through December 13, 2001.

        Long-term debt and the line of credit consisted of the following at March 31, 2001 (in thousands):

Senior Notes due 2007	$ 99,488
First Mortgage Notes due 2007	89,163
Senior Notes due 2009	150,000
Senior Notes due 2011	176,037
Senior Notes due 2016	200,000
Total Long-Term Debt	714,688
Less: Current Portion	(27,427)
Long-Term Portion	$687,261
========
Line of Credit, Due December 2001	$ 96,000
========

        The aggregate maturities on long-term debt and the line of credit as of March 31, 2001 are as follows (in thousands):

	Note Agreements	Line of Credit
2001	$ 27,306	$ 96,000
2002	27,459
2003	27,495
2004	27,535
2005	27,576
Thereafter	577,317

6. Related Party Transactions

        On January 1, 2001, the corporation purchased all of the voting stock of the unconsolidated subsidiaries from certain current officers and one former officer for a total purchase price of $1,940,000. In connection with the July 1, 1999 REIT conversion, the officers' purchase of the voting stock was financed through loans from the corporation evidenced by interest-bearing promissory notes made by each officer to the corporation. At December 31, 2000, non-current assets of the corporation included these notes receivable of $1,955,195 from the current and former officers. The principal and interest amount of the notes were fully repaid on January 1, 2001.

7. Commitments and Contingencies

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

8. Segment Information

        The table below presents information about reported segments for the quarters ended March 31 (in thousands).

	Northern Resources	Southern Resources	Lumber	Panel	Land Sales	Total
March 31, 2001
External revenues	$ 37,125	$ 13,198	$ 43,582	$ 38,476	$ 28,914	$ 161,295
Intersegment revenues	19,055					19,055
Operating income (loss)	14,865	3,328	(2,505)	1,229	24,419	41,336
March 31, 2000
External revenues	$ 42,101	$ 10,010	$ 90,577	$ 44,815	$ 11,729	$ 199,232
Intersegment revenues	31,889	9,811				41,700
Operating income	26,767	7,458	2,443	3,042	10,505	50,215

        External revenues for the quarter ended March 31, 2000 have been restated to reflect the reclassification of shipping expenses in accordance with Emerging Issues Tax Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

        A reconciliation of total operating income to income before income taxes for the quarters ended March 31, is presented below (in thousands):

	2001	2000
Total segment operating income	$ 41,336	$ 50,215
Operating income recognized by unconsolidated subsidiaries	-	(5,443)
Gain (loss) on disposition of assets - net	24,738	49,688
Interest expense - net	(14,207)	(10,409)
Corporate and other unallocated expenses	(386)	(5,640)
Income before income taxes, equity in earnings of unconsolidated subsidiaries and preferred stock dividends	$ 51,481	$ 78,411
	======	======

9. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31:

(In millions, except per share amounts)	2001	2000
Net income allocable to common stockholders	$51.1	$80.6
Denominator for basic earnings per share - weighted average shares	69.19	69.21
Effect of dilutive securities - stock options	-	-
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.05	-
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	69.24	69.21
Basic Earnings per Share	$0.74	$1.16
Dilutive Earnings per Share	$0.74	$1.16

10. Income Taxes

        Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. Accordingly, under these sections of the Internal Revenue Code, the corporation deducts dividends paid to stockholders in computing its taxable income. The corporation anticipates that distributions will exceed its taxable income for the year ended December 31, 2001. Therefore, no federal or state income tax provision with respect to the activities of the REIT have been provided for the quarter ended March 31, 2001.

        The activities of the REIT are conducted by the corporation through various wholly owned operating partnerships. The harvesting and delivery of logs, manufacturing operations and some higher and better use land sales do not constitute qualified REIT activities. Therefore, these operations are conducted through various taxable REIT subsidiaries. An income tax provision of $430,000 has been provided for the operations conducted by the taxable REIT subsidiaries for the quarter ended March 31, 2001. Because a substantial portion of the corporation's consolidated activities are conducted by the REIT, the consolidated effective tax rate is anticipated to average less than five percent. Furthermore, since the manufacturing of wood products has historically been a cyclical business, there may be periods in which we report consolidated pre-tax income, while the taxable REIT subsidiaries generate a pre-tax loss. In this case a tax benefit will be recorded in the consolidated financial statements.

        As of January 1, 2001, the deferred tax asset associated with the manufacturing and harvesting activities and some of the higher and better use lands were comprised of the following:

Higher and better use land and timber	$27,461
Property, plant and equipment	14,153
Employee benefits and deferred compensation	12,538
Net operating loss carrybacks and carryforwards	10,737
Other	1,281
Total deferred tax asset	$66,170

        At March 31, 2001, the consolidated financial statements reflect a deferred tax asset of $65.7 million, of which $6.0 million is classified as a current asset.

11. Merger with The Timber Company

         On July 18, 2000, we announced the signing of a definitive agreement to merge The Timber Company, a separate operating group of Georgia-Pacific Corporation ("Georgia Pacific") that manages and operates its timber business, with and into the corporation, with Plum Creek Timber Company, Inc. remaining as the surviving entity. Generally, the assets and liabilities of The Timber Company are attributed under Georgia-Pacific's charter to the shareholders of The Timber Company under a tracking stock structure. Following the merger, we will own and manage over 7.8 million acres of geographically diverse timberlands within 19 states. Under the terms of the merger agreement, The Timber Company shareholders will receive 1.37 shares of the corporation's common stock for each share of The Timber Company stock. Based on Plum Creek Timber Company Inc.'s closing stock price of $27.375 on July 17, 2000, the overall transaction is valued at approximately $4.0 billion, including $1.0 billion of allocated Georgia-Pacific debt. The $4.0 billion value includes a $350 million long-term note receivable. The note receivable has been collateralized as back up for commercial paper issued by a subsidiary of Georgia-Pacific. The proceeds from the commercial paper were used to reduce the amount of allocated Georgia-Pacific debt. At closing, Plum Creek Timber Company, Inc. will own the note receivable and will assume the commercial paper obligations. The remaining amount of approximately $650 million of allocated Georgia-Pacific debt will be settled at closing with Plum Creek Timber Company, Inc. financing the payment with either variable-rate or fixed-rate debt, or a combination thereof. This transaction is subject to approval by the stockholders of Plum Creek Timber Company, Inc. and the holders of The Timber Company stock, and is contingent upon (1) receipt of a ruling from the Internal Revenue Service ("IRS") that the transaction is tax-free to Georgia-Pacific and to the shareholders of The Timber Company, and (2) receipt of advice from counsel that there is not a substantial risk that the principles similar to section 1374 of the Internal Revenue Code (corporate-level tax imposed on certain built-in gains) would apply to the cutting of timber during the ten-year period following the merger. The transaction is also subject to applicable governmental approvals and the satisfaction of customary closing conditions. Closing is expected during the second half of 2001.

         In connection with the merger, we filed our Private Letter Ruling request with the IRS on August 31, 2000, and submitted our preliminary joint proxy statement / prospectus on Form S-4 to the Securities and Exchange Commission on October 11, 2000.

        As stated above, our merger agreement with The Timber Company is conditioned on, among other things, obtaining assurances to the effect that the transaction will be tax free to Georgia-Pacific and The Timber Company shareholders through a Private Letter Ruling from the IRS. While we are continuing discussions with the IRS, it is uncertain whether the IRS will issue the requested ruling. As a result, we are also exploring alternative means of obtaining such assurances, including discussions with Georgia-Pacific to determine if an acceptable alternate structure is feasible.

        During the first quarter of 2001, we incurred approximately $500,000 of merger-related expenses. These costs have been expensed in the income statement (because for accounting purposes The Timber Company is the acquiring company) and have been reported as a separate line item.

12. Subsequent Events

        On April 25, 2001, the board of directors authorized the corporation to make a dividend distribution of $0.57 per share. Total dividends will approximate $39.4 million and will be paid on May 31, 2001 to stockholders of record on May 17, 2001.

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

        On January 1, 2001, in connection with an amendment to the Internal Revenue Code, the corporation acquired all of the voting stock of the unconsolidated subsidiaries from certain current officers and one former officer. As a result of this purchase, for the reporting period beginning January 1, 2001 and each reporting period thereafter, the corporation's financial statements will reflect the consolidated results of its timberland operations with those of its manufacturing operations, harvesting activities and its higher and better use land sales activities. Therefore, the financial statements for the quarter ended March 31, 2001 are not comparable to prior period financial statements. However, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," the corporation has the same five reportable business segments. Furthermore, except for the reclassification of shipping costs as noted below, the segment disclosure has been prepared on a basis consistent with that of previous year.

        Revenues and expenses for 2000 have been restated in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Revenues have been restated to reclassify shipping costs from revenues to cost of goods sold.

Results of Operations

First Quarter 2001 Compared to First Quarter 2000

        The following table compares operating income by segment for the quarters ended March 31:

Operating Income by Segment
(In Thousands)

	2001	2000

Northern Resources	$ 14,865	$ 26,767
Southern Resources	3,328	7,458
Lumber	(2,505)	2,443
Panel	1,229	3,042
Land Sales	24,419	10,505
Total Segment Operating Income	41,336	50,215
Merger Expenses	(503)
Other Costs & Eliminations	195	(5,773)
Total Combined Operating Income	41,028	44,442
Less Operating Income recognized by Unconsolidated Subsidiaries	-	(5,443)
Operating Income	$ 41,028	$ 38,999
	=======	=======

        The accounting policies of the segments are substantially the same as those described in Note 1 of the Notes to Financial Statements in the corporation's 2000 annual report on Form 10-K. For segment purposes, however, inventories are stated at the lower of average cost or market. The difference in computing cost of goods sold under the last-in, first-out and the average cost methods is included in "Other Costs & Eliminations."

        Northern Resources Segment. Revenues decreased by $17.8 million, or 24%, to $56.2 million in the first quarter of 2001, compared to $74.0 million in the first quarter of 2000. This decline was primarily due to lower harvest levels and sawlog prices in the Rocky Mountain Region, lower harvest levels in the Northeast Region, and lower sawlog prices in the Cascade Region. Harvest levels in the Rocky Mountain Region decreased by 36,900 Cunits or 24%. This decline was primarily due to lower log deliveries to our lumber and plywood facilities as a result of production curtailments due to weak lumber and plywood prices. We still expect that harvest levels in the Rocky Mountain Region for the year 2001 will be slightly higher than harvest levels during 2000. Sawlog prices in the Rocky Mountain Region declined 16% due to falling demand and an ample supply of logs. The demand for logs in the Rocky Mountain Region declined sharply due to production curtailments by lumber and plywood manufacturers. As a result of weak lumber and plywood prices, approximately 25% of the lumber and plywood capacity in the region was idled during the first quarter of 2001. The supply of logs in the region has increased due to salvage operations in connection with timber that was burned during last summer's wildfires.

        Northern Resources Segment operating income was 26% of its revenues for the quarter ended March 31, 2001 and 36% for the quarter ended March 31, 2000. This decline was primarily due to lower sawlog sales prices in the Rocky Mountain and Cascade Regions. Northern Resources Segment costs and expenses decreased by $5.9 million, or 13%, to $41.3 million in 2001, compared to $47.2 million in 2000. This decrease was primarily due to lower log sales volume in the Rocky Mountain and Northeast Regions.

        Southern Resources Segment. Revenues decreased by $6.6 million, or 33%, to $13.2 million in the first quarter of 2001, compared to $19.8 million in the first quarter of 2000. This decrease was primarily due to a 26% decline in sawlogs sales volume, a 22% decline in sawlogs sales price, and a 9% decline in pulp log sales prices. The sawlog sales volume decline is primarily due to weather-related harvesting curtailments. We still expect that harvest levels in the Southern Region for all of 2001 will be slightly higher than harvest levels during 2000. The sawlog sales price decline is primarily due to significant production curtailments by lumber and plywood producers as a result of weak product prices. During December 2000, Southern Pine lumber production was over 20% below production for the same period in the prior year, and it is estimated that this trend continued during the first quarter of 2001. The pulp log sales price decline is primarily due an abundant supply of pulpwood in the region as a result of favorable harvesting conditions during all of 2000 and moderating North American demand for pulp and paper.

        Southern Resources Segment operating income was 25% as a percentage of its revenues for the quarter ended March 31, 2001 and 38% for the quarter ended March 31, 2000. This decline is primarily due to lower sawlog and pulp log sales prices. Southern Resources Segment costs and expenses decreased by $2.5 million, or 20%, to $9.9 million in 2001, compared to $12.4 million in 2000, primarily due to lower sawlog and pulp log sales volume.

        Lumber Segment. Revenues decreased by $47.0 million, or 52%, to $43.6 million in the first quarter of 2001, compared to $90.6 million in the prior year first quarter. Excluding revenues associated with our Southern lumber facilities which were sold in December 2000, revenues decreased by $17.4 million, or 29%, to $43.6 million, compared to $61.0 million in the first quarter of 2000. This decrease of $17.4 million was primarily due to an 18% decline in lumber sales prices and a 16% decline in sales volume. Lumber prices declined primarily due to a demand-supply imbalance. First quarter lumber demand in North America has declined by approximately 8% compared to the same period in the prior year due to slower income growth, falling consumer confidence and rising unemployment. Housing starts for the first quarter of 2001 were 4% below starts in the first quarter of the prior year. At the same time lumber production has remained strong. Despite numerous announced production curtailments, North American lumber production during 2000 was only 1% below the record-level production of 1999. Lumber sales volume declined primarily due to production curtailments as a result of extremely weak lumber prices.

        Excluding our Southern lumber operations which were sold in December 2000, lumber Segment operating loss was $2.5 million for the quarter ended March 31, 2001, compared to operating income of $2.0 million for the first quarter of 2000. This change of $4.5 million was primarily due to lower lumber sales prices, offset in part by lower log costs. Lumber Segment costs and expenses decreased by $42.0 million, or 48%, to $46.1 million in the first quarter of 2001, compared to $88.1 million in the same quarter of 2000. Excluding costs and expenses associated with our Southern lumber facilities, costs and expenses decreased by $12.9 million, or 22%, to $46.1 million, compared to $59.0 million in the first quarter of 2000. This decrease of $13.3 million is primarily due to lower sales volume and log costs. Log costs have declined primarily due to a falling demand and an ample supply of logs.

        Panel Segment. Revenues decreased by $6.3 million, or 14%, to $38.5 million in the first quarter of 2001, compared to $44.8 million in the first quarter of 2000. This decrease is primarily due to a 14% decline in plywood sales volume, an 11% decline in MDF sales volume, and a 6% decline in MDF sales prices. Plywood sales volume declined primarily due to production curtailments as a result of weak plywood prices and our efforts to focus on higher margin products. MDF prices declined primarily due to a weaker demand as a result of a slowing U.S. economy and increased substitutes. Substitution for MDF has increased as a result of both extremely low lumber prices and increased foreign imports of ready-to-assemble furniture due to the strong U.S. currency.

        Panel Segment operating income was 3% as a percentage of its revenues for the quarter ended March 31, 2001 and 7% for the same period in 2000. This decline was primarily due to lower MDF prices and higher MDF operating costs. Panel Segment costs and expenses decreased by $4.6 million, or 11%, to $37.2 million for the first quarter of 2001, compared to $41.8 million for the same period in 2000. This decrease was primarily due to a reduction in plywood and MDF sales volume and lower plywood log costs, offset in part by higher MDF operating costs. MDF operating costs have increased primarily due to higher energy costs.

        Land Sales Segment. Revenues increased by $17.2 million, or 147%, to $28.9 million in the first quarter of 2001, compared to $11.7 million in the first quarter of 2000. First quarter of 2001 land sales include proceeds of $7.4 million for higher and better use lands that were sold as part of the approximately 44,000 acre sale of timberlands in southwest Washington. See Note 3 of the Notes to Financial Statements

        Land Sales Segment operating income was 84% as a percentage of its revenues for the quarter ended March 31, 2001 and 90% for the same period in 2000. Land Sales Segment costs and expenses increased by $3.3 million, to $4.5 million in the first quarter of 2001, compared to $1.2 million in the same period of 2000.

        Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) increased combined operating income by $0.2 million in the first quarter of 2001, compared to a decrease of $5.8 million in the first quarter of 2000. This change of $6.0 million was primarily due to an increase in the amount of intercompany log profit recognized. Intercompany profit of $6.3 million was recognized during the first quarter of 2001, compared to recognizing $0.9 million during the first quarter of 2000. This increase was primarily due to the 24% decline in harvest levels in the Rocky Mountain Region during the first quarter of 2001 (of which the vast majority of the volume would have been delivered to our lumber and plywood facilities) and the decrease in log profit margins in the Rocky Mountain Region. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized.

        Interest Expense. Interest expense increased by $3.8 million, or 32%, to $15.7 million, for the quarter ended March 31, 2001, compared to $11.9 million for the quarter ended March 31, 2000. This increase was primarily due to consolidating the assets and liabilities of the manufacturing operations, harvesting activities and some higher and better use lands as of January 1, 2001. See Note 1 of the Notes to Financial Statements. At January 1, 2001, the long-term debt associated with the manufacturing operations, harvesting activities and some higher and better use lands was $149 million.

Financial Condition and Liquidity

        Net cash provided by operating activities totaled $40.7 million for the first three months of 2001 and $49.7 million for the first three months of 2000. As a result of reporting the manufacturing and harvesting activities and higher and better use land sales on a consolidated basis effective January 1, 2001, the net cash provided by operating activities for 2001 is not comparable with the net cash provided by operating activities in 2000 for the following reasons:

    During 2000, substantially all of the working capital changes were reflected on the books of the unconsolidated subsidiaries. However, working capital changes indirectly affected the corporation through its advances to/from the unconsolidated subsidiaries.

    Also during 2000, the corporation's share of equity earnings from the unconsolidated subsidiaries was not reflected in its net cash provided by operating activity until the earnings were distributed as a preferred stock dividend.

        On March 29, 2001, we sold approximately 44,000 acres of timberlands near Kelso, Washington to Pope Resources, a Delaware Limited Partnership, for approximately $54 million. The sale resulted in approximately $5.8 million of operating income (the portion of the sales proceeds related to higher and better use land) and $24.7 million of gain on sale of assets. Proceeds from the sale will be used to reduce outstanding indebtedness and to invest in our timberlands.

        Subject to customary covenants, our unsecured line of credit allows for borrowings from time to time of up to $125 million for general corporate purposes, including up to $20 million of standby letters of credit. The line of credit matures on December 13, 2001, and bears a floating rate of interest. As of March 31, 2001, $96.0 million was outstanding under the line of credit. In connection with our financing of the proposed merger with The Timber Company, we expect to establish a new line of credit. See Note 11 of the Notes to Financial Statements. Absent the merger, we expect to establish a new line of credit by the end of the third quarter of 2001.

        Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and payment of cash dividends. In addition, our line of credit requires that we maintain an interest coverage ratio on borrowings. We were in compliance with all of our borrowing agreement covenants as of March 31, 2001. The corporation cannot currently incur significant levels of additional indebtedness under the terms of our debt agreements. However, based upon the pro forma cash flow of the corporation following the merger of The Timber Company into the corporation, we expect that the corporation will be able to incur all indebtedness required in connection with the merger transaction. Furthermore, if market conditions experienced during the nine months ended March 31, 2001 were to persist for an extended period of time, our current debt agreements would restrict our ability to maintain our current dividend level.

        Cash required to meet the corporation's financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year.

        We will distribute to our stockholders $0.57 per share for the first quarter of 2001, payable on May 31, 2001 to stockholders of record as of May 17, 2001. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations and debt covenant restrictions that may impose limitations on the corporation's ability to make cash payments. Other factors that our board of directors might consider include the appropriate timing of timber harvests, acquisition opportunities, stock repurchases, debt repayment and other means by which the corporation could deliver value to its stockholders.

Capital Expenditures

        Capital expenditures for the first three months of 2001 totaled $25.2 million, compared to $8.7 million for the corporation and its unconsolidated subsidiaries for the same period in 2000. Total 2001 capital expenditures are expected to be approximately $76 million. Planned capital expenditures include approximately $53 million (which includes $3.0 million of capitalized interest) to complete the construction of a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana, $3 million for replacement and equipment upgrades in our manufacturing facilities and $20 million for logging roads, reforestation and other expenditures associated with the planting and growing of trees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Approximately $715 million of the long-term debt of the corporation bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2001, was LIBOR plus 0.45% (7.3%), however, this rate could range from LIBOR plus 0.35% to LIBOR plus 0.875% depending on our financial results.

March 31, 2001: Long-term debt, including current portion	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Fixed rate debt	$27,306	$27,459	$27,495	$27,535	$27,576	$577,317	$714,688	$740,400
Avg. interest rate	8.8%	8.7%	8.6%	8.5%	8.4%	8.2%
Variable rate debt	$96,000						$96,000	$96,000

PART II

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

b) Reports on Form 8-K

        The corporation filed a current report on Form 8-K dated January 12, 2001, announcing the purchase of the voting stock of its unconsolidated subsidiaries from three of its current officers and one of its former officers.

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

Date: May 9, 2001