Form 10-Q
period 2001-06-30
PLUM CREEK TIMBER CO INC
filed 2001-08-14
CIK 849213

Conformed Copy without Exhibits

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

999 Third Avenue, Seattle, Washington 98104-4096 Telephone: (206) 467-3600

Organized in the State of Delaware I.R.S. Employer Identification No. 91-1443693

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of outstanding shares of the registrant's common stock as of August 1, 2001 was 68,572,009. The number of outstanding shares of the registrant's special voting stock as of August 1, 2001 was 634,566.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Quarter Ended June 30,
	2001	2000

	(In Thousands, Except Per Share)

Revenues	$157,677	$53,149

Costs and Expenses:
Cost of Goods Sold	109,088	16,455
Selling, General and Administrative	10,894	3,401
Merger Expenses	4,524	-
Total Costs and Expenses	124,506	19,856

Operating Income	33,171	33,293

Interest Expense	(15,766)	(11,782)
Interest Income	2,332	1,496
Gain on Disposition of Assets - Net	18	251

Income before Income Taxes, Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends	19,755	23,258

Provision for Income Taxes	(2,733)	-

Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends	-	(2,255)

Net Income	$17,022	$21,003
	=====	=====
Net Income per Share - Basic & Diluted	$0.25	$0.30
	=====	=====
Dividends Declared Per Share	$0.57	$0.57
	=====	=====
Weighted average number of Shares outstanding - Basic	69,187	69,192
Weighted average number of Shares outstanding - Diluted	69,268	69,209

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Six months Ended June 30,
	2001	2000

	(In Thousands, Except Per Share)

Revenues	$318,972	$112,100

Costs and Expenses:
Cost of Goods Sold	218,423	32,958
Selling, General and Administrative	21,323	6,850
Merger Expenses	5,027	-
Total Costs and Expenses	244,773	39,808

Operating Income	74,199	72,292

Interest Expense	(31,422)	(23,698)
Interest Income	3,781	3,003
Gain on Disposition of Assets - Net	24,678	50,072

Income before Income Taxes, Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends	71,236	101,669

Provision for Income Taxes	(3,163)	-

Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends	-	(87)

Net Income	$68,073	$101,582
	=====	=====
Net Income per Share - Basic & Diluted	$0.98	$1.47
	=====	=====
Dividends Declared Per Share	$1.14	$1.14
	=====	=====
Weighted average number of Shares outstanding - Basic	69,187	69,199
Weighted average number of Shares outstanding - Diluted	69,252	69,208

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
	2001	2000

	(In Thousands, Except Share Data)

ASSETS
Current Assets:
Cash and Cash Equivalents	$152,155	$143,958
Restricted Cash	23,646	37,490
Accounts Receivable	33,466	-
Inventories	36,248	-
Investments in Grantor Trusts	11,350	12,301
Other Current Assets	9,068	886
	265,933	194,635

Timber and Timberlands - Net	947,580	975,921
Property, Plant and Equipment - Net	111,727	1,074
Investment in Unconsolidated Subsidiaries	-	74,261
Deferred Tax Asset	57,147	-
Other Assets	6,154	4,177
Total Assets	$1,388,541	$1,250,068
	=====	=====
LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$27,441	$6,153
Line of Credit	123,000	96,000
Accounts Payable	21,971	1,295
Related Party Payables	-	37,340
Interest Payable	10,759	9,714
Wages Payable	8,990	-
Taxes Payable	4,308	1,680
Liabilities Associated with Grantor Trust	11,097	12,106
Deferred Income	-	10,890
Other Current Liabilities	12,859	4,527
	220,425	179,705

Long-Term Debt	660,177	559,798
Deferred Income	-	2,806
Workers' Compensation Liabilities	5,738	225
Other Liabilities	6,162	866
Total Liabilities	892,502	743,400

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares - 75 million, outstanding - none	-	-
Common stock, $0.01 par value, authorized shares - 300 million, outstanding - 68,572,009	686	686
Special Voting Stock, $0.01 par value, convertible to common stock, authorized and outstanding - 634,566	6	6
Additional Paid-In Capital	495,117	505,939
Retained Earnings	-	-
Other Equity	230	37
Total Stockholders' Equity	496,039	506,668
Total Liabilities and Stockholders' Equity	$1,388,541	$1,250,068
	=====	=====

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2001	2000

	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$68,073	$101,582
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	24,841	19,144
Deferred Income Taxes	3,163	-
Gain on Asset Dispositions - Net	(24,678)	(50,072)
Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends	-	87
Common and Preferred Stock Dividends	-	12,638

Working Capital Changes, net of effect of business acquisition
Accounts Receivable	(3,850)	828
Inventories	9,336	-
Accounts Payable	4,225	52
Deferred Income	-	(7,064)
Wages Payable	(2,916)	(949)
Other Current Assets and Liabilities	2,616	1,718
Other	3,893	2,645
Net Cash Provided By Operating Activities	84,703	80,609

Cash Flows From Investing Activities:
Additions to Properties	(49,250)	(9,524)
Proceeds from Asset Dispositions	45,554	63,176
Restricted Cash Change	13,844	-
Advances/Distributions with Unconsolidated Subsidiaries	-	(29,317)
Acquisition of Controlling Interest	(7,571)	-
Net Cash Provided By Investing Activities	2,577	24,335

Cash Flows From Financing Activities:
Cash Distributions	(78,895)	(78,895)
Retirement of Long-Term Debt	(27,188)	(5,910)
Borrowings on Line of Credit	219,000	145,000
Repayments on Line of Credit	(192,000)	(154,000)
Other	-	(350)
Net Cash Used In Financing Activities	(79,083)	(94,155)

Increase In Cash and Cash Equivalents	8,197	10,789
Cash and Cash Equivalents:
Beginning of Period	143,958	115,389

End of Period	$152,155	$126,178
	=====	=====
Supplementary Cash Flow Information

Noncash Activities:
Distribution of common stock from deferred incentive compensation plan for payment of liability	$1,174	1,303

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

        The consolidated financial statements include all of the accounts of Plum Creek Timber Company, Inc. and its wholly owned subsidiaries. Plum Creek Timber Company, Inc., a Delaware corporation, has elected to be treated for Federal income tax purposes as a real estate investment trust or "REIT." The corporation and its subsidiaries own, manage and operate approximately 3.1 million acres of timberland in the Northwest, Southern and Northeast United States, and nine wood product conversion facilities in the Northwest United States. Certain reclassifications have been made, none of which affected operating income or net income, to present the financial statements on a consistent basis. All significant intercompany transactions have been eliminated in the consolidation of the financial statements.

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

2. Inventories

         Inventories consisted of the following (in thousands):

June 30, 2001
Raw Materials (logs)	$ 9,891
Work-in-process	3,276
Finished Goods	14,856
28,023
Supplies	8,225
Total	$ 36,248
=====

        Excluding supplies, which are valued at average cost, the cost of the LIFO inventories, valued at the lower of average cost or market (which approximates current cost), at June 30, 2001 was $30.2 million.

        As part of the REIT conversion on July 1, 1999, all inventories were contributed to the unconsolidated subsidiaries. Accordingly, as of December 31, 2000 there were no inventories held by the corporation or its wholly owned subsidiaries.

3. Timber and Timberlands and Property, Plant and Equipment

         Timber and timberlands consisted of the following (in thousands):

	June 30, 2001	December 31, 2000
Timber and logging roads - net	$ 829,636	$ 855,028
Timberlands	117,944	120,893
Timber and Timberlands - net	$ 947,580	$ 975,921
	======	======

        In March 2001, the corporation sold approximately 44,000 acres of timberlands located in southwest Washington to Pope Resources, a Delaware Limited Partnership. The transaction was valued at approximately $54 million, of which $5.8 million was recognized as operating income related to the sale of higher and better use property and $24.7 million was reported as non-operating income. At June 30, 2001, restricted cash represents cash received from the sale of timberlands to Pope Resources, a Delaware Limited Partnership, and may only be used to invest in timberlands or to reduce outstanding debt in accordance with the terms of current debt agreements.

        In January 2000, the corporation sold approximately 90,000 acres of timberlands located near St. Maries, Idaho to Crown Pacific Limited Partnership. The transaction was valued at approximately $73 million, of which $8.8 million was recognized as operating income related to the sale of higher and better use property and $49.5 million was reported as non-operating income.

         Property, plant and equipment consisted of the following (in thousands):

	June 30, 2001	December 31, 2000
Land, buildings and improvements	$ 40,854	$ 1,184
Machinery and equipment	264,734	699
	305,588	1,883
Accumulated depreciation	(193,861)	(809)
Property, Plant and Equipment - net	$ 111,727	$ 1,074
	=======	======

        As part of the REIT conversion on July 1, 1999, substantially all of the property, plant and equipment were contributed to the unconsolidated subsidiaries.

4. Manufacturing and Harvesting Operations and some Higher and Better Use Lands

        In connection with the REIT conversion on July 1, 1999, substantially all of the assets and associated liabilities related to the manufacturing operations and harvesting activities and some higher and better use lands were transferred to several unconsolidated taxable corporate subsidiaries of the corporation in exchange for preferred stock and nonvoting common stock. The corporation's equity earnings and preferred stock dividends from the unconsolidated subsidiaries for the three months ended June 30, 2000 and for the six months ended June 30, 2000, is comprised of the following (in thousands):

	Three months Ended June 30, 2000	Six months Ended June 30, 2000
Share of Equity Earnings (Losses)	$ (6,392)	$ (9,112)
Preferred Stock Dividends	3,919	7,838
Amortization of difference between carrying amount and share of underlying equity	218	1,187
Total Equity Earnings (Losses) and Preferred Stock Dividends	($ 2,255)	($ 87)
	======	======

        Summarized combined financial data for the unconsolidated subsidiaries' operations for the quarter and six months ended June 30, 2000 are as follows (in thousands):

	Three months Ended June 30, 2000	Six months Ended June 30, 2000
Revenues	$ 164,386	$ 352,906
Gross Profit	7,655	21,678
Operating Income	(1,104)	4,339
Interest Expense	4,598	9,355
Income Tax Benefit	2,569	3,019
Net Income	(2,739)	(1,654)

        Revenues for the quarter and six months ended June 30, 2000 have been restated to reflect the reclassification of shipping expenses in accordance with Emerging Issues Tax Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Gross profit includes depreciation and amortization expense of $7.0 million for the second quarter of 2000 and $14.4 million for the six months ended June 30, 2000. The Income Tax Benefit includes a benefit of $0.4 million for the second quarter and $1.1 million for the six months ended June 30, 2000 related to interest expense for tax purposes that is eliminated for financial reporting purposes. For the six months ended June 30, 2000, the unconsolidated subsidiaries had capital expenditures of $16.4 million. Revenues reported by the corporation that were also included in the revenues of the unconsolidated subsidiaries amounted to $41.6 million for the second quarter and $89.8 million for the six months ended June 30, 2000.

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

Cash	$ (7,571)
Accounts Receivable	29,616
Inventory	45,584
Other Current Assets	9,792
Property, Plant and Equipment and Land	85,210
Other Assets	60,108
Accounts Payable	16,451
Wages Payable	11,906
Interest Payable	1,058
Other Current Liabilities	21,030
Long-Term Debt, including current portion	148,856
Other Liabilities	8,632

5. Borrowings

        As of June 30, 2001, we had $123.0 million of borrowings outstanding under our revolving line of credit. Subject to customary covenants, the line of credit allows us to borrow from time to time up to $125 million, including up to $20 million of standby letters of credit, through December 13, 2001. During June 2001, we made scheduled principal payments of approximately $27 million on our Senior and First Mortgage Notes due in 2007. As of July 6, 2001, we had repaid $27.0 million of borrowings on the line of credit.

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

8. Segment Information

        The table below presents information about reported segments for the quarters ended June 30 (in thousands).

	Northern Resources	Southern Resources	Lumber	Panel	Land Sales	Total
June 30, 2001
External revenues	$ 25,477	$ 15,734	$ 52,004	$ 39,248	$ 25,214	$ 157,677
Intersegment revenues	18,668					18,668
Operating income	9,294	3,348	3,274	2,726	21,108	39,750
June 30, 2000
External revenues	$ 31,023	$ 8,123	$ 82,371	$ 43,073	$ 11,380	$ 175,970
Intersegment revenues	20,346	9,611				29,957
Operating income (loss)	15,052	5,901	(1,837)	2,886	10,235	32,237

        The table below presents information about reported segments for the six months ended June 30 (in thousands):

Northern Resources		Southern Resources	Lumber	Panel	Land Sales	Total
June 30, 2001
External revenues	$ 62,602	$ 28,932	$ 95,586	$ 77,724	$ 54,128	$ 318,972
Intersegment revenues	37,723					37,723
Operating income	24,159	6,676	769	3,955	45,527	81,086
June 30, 2000
External revenues	$ 73,124	$ 18,133	$ 172,948	$ 87,888	$ 23,109	$ 375,202
Intersegment revenues	52,235	19,422				71,657
Operating income	41,819	13,359	606	5,928	20,740	82,452

        External revenues for the quarter and six months ended June 30, 2000 have been restated to reflect the reclassification of shipping expenses in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

        A reconciliation of total operating income to income before income taxes for the quarters ended June 30, is presented below (in thousands):

	2001	2000
Total segment operating income	$ 39,750	$ 32,237
Operating (income) loss recognized by unconsolidated subsidiaries	-	1,104
Gain on disposition of assets - net	18	251
Interest expense - net	(13,434)	(10,286)
Corporate and other unallocated expenses	(6,579)	(48)
Income before income taxes, equity in earnings of unconsolidated subsidiaries and preferred stock dividends	$ 19,755	$ 23,258
	=======	======

        A reconciliation of total operating income to income before income taxes for the six months ended June 30, is presented below (in thousands):

	2001	2000
Total segment operating income	$ 81,086	$ 82,452
Operating (income) loss recognized by unconsolidated subsidiaries	-	(4,339)
Gain on disposition of assets - net	24,678	50,072
Interest expense - net	(27,641)	(20,695)
Corporate and other unallocated expenses	(6,887)	(5,821)
Income before income taxes, equity in earnings of unconsolidated subsidiaries and preferred stock dividends	$ 71,236	$ 101,669
	======	=======

9. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the quarters ended June 30:

(In millions, except per share amounts)	2001	2000
Net income allocable to common stockholders	$17.0	$21.0
Denominator for basic earnings per share - weighted average shares	69.19	69.19
Effect of dilutive securities - stock options	0.01	0.01
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.07	0.01
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	69.27	69.21
Basic Earnings per Share	$0.25	$0.30
Dilutive Earnings per Share	$0.25	$0.30

        The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30:

(In millions, except per share amounts)	2001	2000
Net income allocable to common stockholders	$68.1	$101.6
Denominator for basic earnings per share - weighted average shares	69.19	69.20
Effect of dilutive securities - stock options	0.00	0.00
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.06	0.01
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	69.25	69.21
Basic Earnings per Share	$0.98	$1.47
Dilutive Earnings per Share	$0.98	$1.47

10. Income Taxes

        Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. Accordingly, under these sections of the Internal Revenue Code, the corporation deducts dividends paid to stockholders in computing its taxable income. The corporation anticipates that distributions will exceed its taxable income for the year ended December 31, 2001. Therefore, no federal or state income tax provision with respect to the activities of the REIT have been provided for the quarter ended June 30, 2001.

        The activities of the REIT are conducted by the corporation through various wholly owned operating partnerships. The harvesting and delivery of logs, manufacturing operations and some higher and better use land sales do not constitute qualified REIT activities. Therefore, these operations are conducted through various taxable REIT subsidiaries. An income tax provision of $2.7 million for the quarter and $3.2 million for the six months ended June 30, 2001 has been provided for the operations conducted by the taxable REIT subsidiaries. Because a substantial portion of the corporation's consolidated activities are conducted by the REIT, the consolidated effective tax rate is anticipated to average less than five percent. Furthermore, because the manufacturing of wood products has historically been a cyclical business, there may be periods in which we report consolidated pre-tax income, while the taxable REIT subsidiaries generate a pre-tax loss. In this case, a tax benefit will be recorded in the consolidated financial statements.

        At June 30, 2001, the consolidated financial statements reflect a deferred tax asset of $63.1 million, of which $5.9 million is classified as a current asset.

11. Merger with The Timber Company

         On July 18, 2000, we announced the signing of a definitive agreement to merge The Timber Company, a separate operating group of Georgia-Pacific Corporation ("Georgia Pacific") that manages and operates its timber business, with and into the corporation, with Plum Creek Timber Company, Inc. remaining as the surviving entity. Generally, the assets and liabilities of The Timber Company are attributed under Georgia-Pacific's charter to the shareholders of The Timber Company under a tracking stock structure. On June 12, 2001, the merger agreement was amended in part to provide as new conditions to closing (1) the receipt by each of Plum Creek and Georgia-Pacific of legal opinions from tax counsel addressing certain tax matters related to the transaction and (2) the procurement of insurance binders providing a total of $500 million of insurance against the risk that Georgia-Pacific would be subject to certain tax as a result of the transaction. Following the merger, we will own and manage over 7.8 million acres of geographically diverse timberlands within 19 states. Under the terms of the merger agreement as amended, The Timber Company shareholders will receive 1.37 shares of the corporation's common stock for each share of The Timber Company stock. The Georgia-Pacific debt allocated to The Timber Company will be settled in connection with the closing of the merger. At closing, Plum Creek Timber Company, Inc. will refinance The Timber Company's debt with variable-rate or fixed-rate debt, or a combination thereof. This transaction is subject to approval by the stockholders of Plum Creek Timber Company, Inc. and the holders of The Timber Company stock and is contingent upon receipt of advice from counsel that there is not a substantial risk that the principles similar to section 1374 of the Internal Revenue Code (corporate-level tax imposed on certain built-in gains) would apply to the cutting of timber during the ten-year period following the merger. Stockholder meetings are set for August 15, 2001. The transaction is also subject to the satisfaction of customary closing conditions. The merger is expected to be completed by the end of September 2001.

        We incurred approximately $4.5 million of merger-related expenses during the second quarter and $5.0 million for the six months ended June 30, 2001. These costs have been expensed in the income statement (because for accounting purposes The Timber Company is the acquiring company) and have been reported as a separate line item.

12. Subsequent Events

        On July 24, 2001, the board of directors authorized the corporation to make a dividend distribution of $0.57 per share. Total dividends will approximate $39.4 million and will be paid on August 31, 2001 to stockholders of record on August 17, 2001.

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

        On January 1, 2001, in connection with an amendment to the Internal Revenue Code, the corporation acquired all of the voting stock of the unconsolidated subsidiaries from certain current officers and one former officer. As a result of this purchase, for the reporting period beginning January 1, 2001 and each reporting period thereafter, the corporation's financial statements will reflect the consolidated results of its timberland operations with those of its manufacturing operations, harvesting activities and its higher and better use land sales activities. Therefore, the financial statements for the quarter and six months ended June 30, 2001 are not comparable to prior period financial statements. However, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," the corporation has the same five reportable business segments. Furthermore, except for the reclassification of shipping costs as noted below, the segment disclosure has been prepared on a basis consistent with that of the previous year.

        Revenues and expenses for 2000 have been restated in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Revenues have been restated to reclassify shipping costs from revenues to cost of goods sold.

Results of Operations

Second Quarter 2001 Compared to Second Quarter 2000

        The following table compares operating income by segment for the quarters ended June 30:

Operating Income by Segment

(In Thousands)

	2001	2000

Northern Resources	$ 9,294	$ 15,052
Southern Resources	3,348	5,901
Lumber	3,274	(1,837)
Panel	2,726	2,886
Land Sales	21,108	10,235
Total Segment Operating Income	39,750	32,237
Merger Expenses	(4,524)
Other Costs & Eliminations	(2,055)	(48)
Total Combined Operating Income	33,171	32,189
Less Operating Income recognized by Unconsolidated Subsidiaries	-	1,104
Operating Income	$ 33,171	$ 33,293
	=======	=======

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

                Northern Resources Segment. Revenues decreased by $7.3 million, or 14%, to $44.1 million in the second quarter of 2001, compared to $51.4 million in the second quarter of 2000. This decline was primarily due to lower sawlog prices in the Rocky Mountain and Cascade Regions, and lower harvest levels in the Northeast Region. Sawlogs prices declined in the Rocky Mountain Region by 12% due to weaker demand and an ample supply of logs. The demand for logs in the Rocky Mountain Region declined due to high mill log inventories as a result of first quarter of 2001 production curtailments by lumber and plywood manufacturers due to weak product prices. The supply of logs in the region has increased due to salvage operations in connection with timber that was burned during last summer's wildfires. Harvest levels in the Northeast Region were 20% lower than the same period in the prior year due to accelerated production during the second quarter of 2000 to take advantage of strong prices.

        Northern Resources Segment operating income was 21% of its revenues for the quarter ended June 30, 2001 and 29% for the quarter ended June 30, 2000. This decline was primarily due to lower sawlog sales prices in the Rocky Mountain and Cascade Regions. Northern Resources Segment costs and expenses decreased by $1.4 million, or 4%, to $34.9 million in 2001, compared to $36.3 million in 2000. This decrease was primarily due to lower log sales volume in the Northeast Region.

        Southern Resources Segment. Revenues decreased by $2.0 million, or 11%, to $15.7 million in the second quarter of 2001, compared to $17.7 million in the second quarter of 2000. This decrease was primarily due to a 29% decline in sawlogs prices, offset partially by 12% increase in sawlogs sales volume. Sawlog prices decreased due to high mill log inventories as a result of first quarter of 2001 production curtailments, and concerns that lumber prices will remain weak for the balance of the year. Sawlog sales volume increased due to the deferral of some planned first quarter of 2001 harvesting activity into the second quarter of 2001 as a result of weather-related harvesting curtailments.

        Southern Resources Segment operating income was 21% as a percentage of its revenues for the quarter ended June 30, 2001 and 33% for the quarter ended June 30, 2000. This decline is primarily due to lower sawlog prices. Southern Resources Segment costs and expenses increased by $0.6 million, or 5%, to $12.4 million in 2001, compared to $11.8 million in 2000.

        Lumber Segment. Revenues decreased by $30.4 million, or 37%, to $52.0 million in the second quarter of 2001, compared to $82.4 million in the prior year second quarter. Excluding revenues associated with our Southern lumber facilities that were sold in December 2000, revenues decreased by $4.1 million, or 7%, to $52.0 million, compared to $56.1 million in the second quarter of 2000. This decrease of $4.1 million was primarily due to lower lumber prices and a 3% decline in sales volume. Despite a temporary surge in dimension lumber prices during the second quarter of 2001, our average lumber prices were 5% below our average prices during the same period in the prior year due to an approximate 9% decline in board prices. (Approximately 50% of our lumber sales are from boards.) Board prices declined due to falling demand and an increase in supply. The demand for boards has declined due to softer home repair and remodeling markets as a result of the slowing U.S. economy. The supply of boards has increased primarily due to increased imports. Lumber sales volume decreased primarily due to production curtailments of boards as a result of weak prices.

        Excluding our Southern lumber operations which were sold in December 2000, Lumber Segment operating income was $3.3 million for the quarter ended June 30, 2001, compared to operating income of $0.1 million for the second quarter of 2000. This change of $3.2 million was primarily due to lower log costs. Lumber Segment costs and expenses decreased by $35.5 million, or 42%, to $48.7 million in the second quarter of 2001, compared to $84.2 million in the same quarter of 2000. Excluding costs and expenses associated with our Southern lumber facilities, costs and expenses decreased by $7.3 million, or 13%, to $48.7 million, compared to $56.0 million in the second quarter of 2000. This decrease in costs is primarily due to lower log costs and sales volume. Log costs have declined primarily due to falling demand and an ample supply of logs.

        Panel Segment. Revenues decreased by $3.9 million, or 9%, to $39.2 million in the second quarter of 2001, compared to $43.1 million in the second quarter of 2000. This decrease is primarily due to a 12% decline in plywood sales volume. Plywood sales volume declined primarily due to production curtailments as a result of weak plywood prices and our efforts to focus on higher margin products.

        Panel Segment operating income was 7% as a percentage of its revenues for the quarters ended June 30, 2001 and 2000. Panel Segment costs and expenses decreased by $3.7 million, or 9%, to $36.5 million for the second quarter of 2001, compared to $40.2 million for the same period in 2000. This decrease was primarily due to lower plywood sales volume and log costs, offset in part by higher MDF operating costs. MDF operating costs have increased primarily due to higher energy costs.

        Land Sales Segment. Revenues increased by $13.8 million, or 121%, to $25.2 million in the second quarter of 2001, compared to $11.4 million in the second quarter of 2000. Second quarter of 2001 revenues include approximately $12.0 million from conservation easements.

        Land Sales Segment operating income was 84% as a percentage of its revenues for the quarter ended June 30, 2001 and 90% for the same period in 2000. Land Sales Segment costs and expenses increased by $3.0 million, to $4.1 million in the second quarter of 2001, compared to $1.1 million in the same period of 2000.

        Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased combined operating income by $2.1 million in the second quarter of 2001, compared to $48,000 in the second quarter of 2000. This change of $2.1 million was primarily due to a decrease in the amount of intercompany log profit recognized. Intercompany profit of $3.4 million was recognized during the second quarter of 2001, compared to $6.4 million during the second quarter of 2000. This decrease was primarily due to higher internal log deliveries and lower lumber and plywood sales volume during the second quarter of 2001, compared to the second quarter of 2000. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized.

        Interest Expense. Interest expense increased by $4.0 million, or 34%, to $15.8 million, for the quarter ended June 30, 2001, compared to $11.8 million for the quarter ended June 30, 2000. This increase was primarily due to consolidating the assets and liabilities of the manufacturing operations, harvesting activities and some higher and better use lands as of January 1, 2001. See Note 1 of the Notes to Financial Statements. At January 1, 2001, the long-term debt associated with the manufacturing operations, harvesting activities and some higher and better use lands was $149 million.

Six Months Ending 2001 Compared to Six Months Ending 2000

        The following table compares operating income by segment for the six months ended June 30:

Operating Income by Segment
(In Thousands)

	2001	2000
Northern Resources	$ 24,159	$ 41,819
Southern Resources	6,676	13,359
Lumber	769	606
Panel	3,955	5,928
Land Sales	45,527	20,740
Total Segment Operating Income	81,086	82,452
Merger Expenses	(5,027)	-
Other Costs & Eliminations	(1,860)	(5,821)
Total Combined Operating Income	74,199	76,631
Less Operating Income recognized by Unconsolidated Subsidiaries	-	(4,339)
Operating Income	$ 74,199	$ 72,292
	======	======

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

                Northern Resources Segment. Revenues decreased by $25.1 million, or 20%, to $100.3 million in the first six months of 2001, compared to $125.4 million in the same period of 2000. This decrease was primarily due to lower harvest levels and sawlog prices in the Rocky Mountain Region, lower harvest levels in the Northeast Region and lower sawlog prices in the Cascade Region. Sawlog harvest levels in the Rocky Mountain Region decreased by 36,800 cunits or 14% and sawlog prices declined by 15% due to weaker demand and an ample supply of logs. The demand for logs in the Rocky Mountain Region declined due to high mill log inventories as a result of first quarter of 2001 production curtailments by lumber and plywood manufacturers due to weak product prices. The supply of logs in the region has increased due to salvage operations in connection with timber that was burned during last summer's wildfires. We still expect that harvest levels in the Rocky Mountain Region for the year 2001 will be slightly higher than harvest levels during 2000. Harvest levels in the Northeast Region were 17% lower than the same period in the prior year due to accelerated production during the first six months of 2000 to take advantage of strong prices.

        Northern Resources Segment operating income was 24% as a percentage of its revenue for the six months ended June 30, 2001 and 33% for the six months ended June 30, 2000. This decline was primarily due to lower sawlog sales prices in the Rocky Mountain and Cascade Regions. Northern Resources Segment costs and expenses decreased by $7.3 million, or 9%, to $76.2 million in 2001, compared to $83.5 million in 2000. This decrease was primarily due to lower log sales volume in the Rocky Mountain and Northeast Regions.

                Southern Resources Segment. Revenues decreased by $8.7 million, or 23%, to $28.9 million in the first six months of 2001, compared to $37.6 million in the same period of 2000. This decrease was primarily due to a 26% decline in sawlog sales price and a 6% decline in pulp log sales prices. Sawlog prices decreased due to high mill log inventories as a result of first quarter of 2001 production curtailments, and concerns that lumber prices will remain weak for the balance of the year. The pulp log sales price decline is primarily due to an abundant supply of pulpwood in the region and moderating North American demand for pulp and paper.

        Southern Resources Segment operating income was 23% as a percentage of its revenue for the six months ended June 30, 2001 and 36% for the six months ended June 30, 2000. This decline is primarily due to lower sawlog and pulp log sales prices. Southern Resources Segment costs and expenses decreased by $1.9 million, or 8%, to $22.3 million in 2001, compared to $24.2 million in 2000. This decrease is primarily due to lower sawlog and pulp log sales volume.

        Lumber Segment. Revenues decreased by $77.3 million, or 45%, to $95.6 million during the first six months of 2001, compared to $172.9 million in the prior year six months. Excluding revenues associated with our Southern lumber facilities that were sold in December 2000, revenues decreased by $21.5 million, or 18%, to $95.6 million, compared to $117.1 million in the first six months of 2000. This decrease of $21.5 million was primarily due to a decrease in lumber sales prices and a 9% decrease in sales volume. Despite a temporary surge in dimension lumber prices during the second quarter of 2001, our average lumber prices were 11% below our average prices during the same period in the prior year due to a 13% decline in board prices. (Approximately 50% of our lumber sales are from boards.) Board prices declined due to falling demand and an increase in supply. The demand for boards has declined due to softer home repair and remodeling markets as a result of the slowing U.S. economy. The supply of boards has increased primarily due to increased imports. Lumber sales volume decreased primarily due to production curtailments of boards as a result of weak prices.

       Excluding our Southern lumber operations which were sold in December 2000, lumber Segment operating income was $0.8 million for the six months ended June 30, 2001, compared to operating income of $2.2 million for the six months of 2000. This change in operating income of $1.4 million was primarily due to lower lumber sales prices, offset in part by lower log costs. Lumber Segment costs and expenses decreased by $77.5 million, or 45%, to $94.8 million for the six months ended of 2001, compared to $172.3 million in the same period of 2000. Excluding costs and expenses associated with our Southern lumber facilities, costs and expenses decreased by $20.2 million, or 18%, to $94.8 million, compared to $114.9 million in the second quarter of 2000. This decrease of $20.2 million was primarily due to lower sales volume and log costs. Log costs have declined primarily due to falling demand and an ample supply of logs.

        Panel Segment. Revenues decreased by $10.2 million, or 12%, to $77.7 million for the first six months of 2001, compared to $87.9 million for the same period of 2000. This decrease is primarily due to a 13% decline in plywood sales volume and a 6% decline in MDF sales volume. Plywood sales volume declined primarily due to production curtailments as a result of weak plywood prices and our efforts to focus on higher margin products. MDF sales volume declined primarily due to a temporary decline in production in connection with the construction of our new thin-board line.

        Panel Segment operating income was 5% as a percentage of its revenues for the six months ended June 30, 2001, and 7% for the same period in 2000. Panel Segment costs and expenses decreased by $8.2 million, or 10%, to $73.8 million in the first six months of 2001, compared to $82.0 million in the six months ended June 30, 2000. This decrease was primarily due to a reduction in plywood and MDF sales volume and lower plywood log costs, offset in part by higher MDF operating costs. MDF operating costs have increased primarily due to higher energy costs.

        Land Sales Segment. Revenues increased by $31.0 million to $54.1 million for the first six months of 2001, compared to $23.1 million for the same period of 2000. Revenues for 2001 include proceeds of $7.4 million for higher and better use lands that were sold as part of the approximately 44,000 acre sale of timberlands in southwest Washington and $12.0 million for conservation easements. See Note 3 of the Notes to Financial Statements.

        Land Sales Segment operating income was 84% as a percentage of its revenues for the six months ended June 30, 2001, and 90% for the same period in 2000. Land Sales Segment costs and expenses increased by $6.2 million to $8.6 million during the six months ended of 2000, compared to $2.4 million in the same period of 2000.

        Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased operating income by $1.9 million in the first six months of 2001, compared to $5.8 million in 2000. This change of $3.9 million is primarily due to an increase in the amount of intercompany log profit recognized and a decrease in corporate expenses. Intercompany profit of $9.7 million was recognized during the first six months of 2001, compared to $7.2 million during the same period in the prior year. This increase of $2.5 million was primarily due to the 14% decline in harvest levels in the Rocky Mountain Region during the first six months of 2001 (of which the vast majority of the volume would have been delivered to our lumber and plywood facilities) and the decrease in log profit margins in the Rocky Mountain Region. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized. Corporate expenses during the first six months of 2001 were $11.2 million, compared to $12.9 million during the first six months of 2000. This decrease of $1.7 million was primarily due to lower incentive compensation accruals as a result of below budgeted operating performance by most of our product lines.

       Interest. Interest expense increased by $7.7 million, or 33%, to $31.4 million, for the six months ended June 30, 2001, compared to $23.7 million for the six months ended June 30, 2000. This increase was primarily due to consolidating the assets and liabilities of the manufacturing operations, harvesting activities and some higher and better use lands as of January 1, 2001. See Note 1 of the Notes to Financial Statements. At January 1, 2001, the long-term debt associated with the manufacturing operations, harvesting activities and some higher and better use lands was $149 million.

        Interest income increased by $0.8 million to $3.8 million for the six months ended June 30, 2001, compared to $3.0 million for the six months ended June 30, 2000. Interest income is higher due to the temporary investing of the proceeds from the sale of our Southern lumber manufacturing operations in December 2000 for $60 million plus working capital and $54 million from the sale of approximately 44,000 acres of timberlands in Washington State in March 2001. These proceeds are temporarily invested until they are re-deployed in our business.

Financial Condition and Liquidity

        Net cash provided by operating activities totaled $84.7 million for the first six months of 2001 and $80.6 million for the first six months of 2000. As a result of reporting the manufacturing and harvesting activities and higher and better use land sales on a consolidated basis effective January 1, 2001, the net cash provided by operating activities for 2001 is not comparable with the net cash provided by operating activities in 2000 for the following reasons:

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

        Subject to customary covenants, our unsecured line of credit allows for borrowings from time to time of up to $125 million for general corporate purposes, including up to $20 million of standby letters of credit. The line of credit matures on December 13, 2001, and bears a floating rate of interest. As of June 30, 2001, $123.0 million was outstanding under the line of credit. In connection with our financing of the proposed merger with The Timber Company, we expect to establish a new line of credit. See Note 11 of the Notes to Financial Statements. Absent the merger, we expect to establish a new line of credit by the end of the third quarter of 2001.

        Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and payment of cash dividends. In addition, our line of credit requires that we maintain an interest coverage ratio on borrowings. We were in compliance with all of our borrowing agreement covenants as of June 30, 2001. The corporation cannot currently incur significant levels of additional indebtedness under the terms of our debt agreements. However, based upon the pro forma cash flow of the corporation following the merger of The Timber Company into the corporation, we expect that the corporation will be able to incur all indebtedness required in connection with the merger transaction. If market conditions experienced during the twelve months ended June 30, 2001 were to persist for an extended period of time, our current debt agreements would restrict our ability to maintain our current dividend level.

        Cash required to meet the corporation's financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year.

        We will distribute to our stockholders $0.57 per share for the second quarter of 2001, payable on August 31, 2001 to stockholders of record as of August 17, 2001. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the corporation's ability to make cash payments, borrowing capacity, changes in the price and demand for Plum Creek's products and the general market for timberlands and those timberland properties that have higher and better uses. Other factors that our board of directors might consider include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the corporation could deliver value to its stockholders.

Capital Expenditures

        Capital expenditures for the first six months of 2001 totaled $49.3 million, compared to $25.9 million for the corporation and its unconsolidated subsidiaries for the same period in 2000. Total 2001 capital expenditures are expected to be approximately $81 million. Planned capital expenditures include approximately $58 million (which includes approximately $4.5 million of capitalized interest) to complete the construction of a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana, $3 million for replacement and equipment upgrades in our manufacturing facilities and $20 million for logging roads, reforestation and other expenditures associated with the planting and growing of trees.

Other Information

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 -- "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and is effective for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. Management is currently evaluating the requirements of SFAS 141.

        In July 2001, the Financial Accounting Standards Board issued SFAS 142 - "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS 142 shall be applied in fiscal years beginning after December 15, 2001, except that certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. Management is currently evaluating the requirements of SFAS 142.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Approximately $688 million of the long-term debt of the corporation bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2001, was LIBOR plus 0.55% (5.2%), however, this rate could range from LIBOR plus 0.35% to LIBOR plus 0.875% depending on our financial results.

June 30, 2001: Long-term debt, including current portion	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Fixed rate debt	$236	$27,459	$27,495	$27,535	$27,576	$577,317	$687,618	$706,400
Avg. interest rate	8.8%	8.7%	8.6%	8.5%	8.4%	8.2%
Variable rate debt	$123,000						$123,000	$123,000

PART II

ITEM 1. LEGAL PROCEEDINGS

        There is no pending or threatened litigation involving the corporation that we believe would have a material adverse effect on the corporation's financial position, results of operations or liquidity.

Items 2 and 3 of Part II are not applicable and have been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The corporation's 2001 Annual Meeting of Stockholders was held on May 8, 2001. At the meeting, the following items were submitted to a vote of the stockholders:

        a)   Proxies were solicited pursuant to Regulation 14 under the Securities Exchange
              Act of 1934, as amended. There were no solicitations in opposition to management's nominees as listed in the proxy statement, and all of the nominees were re-elected.

        b)   A shareholder proposal requiring the Board of Directors to solicit shareholder approval before any "shareholder rights" plan may be adopted was defeated with
              37,517,430 votes against, 5,158,098 votes in favor, 1,396,204 abstentions and
              21,552,082 non-votes.

        c)   A shareholder proposal to change the practice of allowing a proxy to cast a stockholder's vote on "such other business as may properly come before the meeting or any adjournment thereof" was defeated with 38,426,322 votes against,
              4,205,609 votes in favor, 1,455,301 abstentions and 21,546,582 non-votes.

ITEM 5. OTHER INFORMATION

        On August 15, 2001 at the corporation's Special Meeting of Stockholders, stockholders of the corporation will vote on a proposal to approve the Agreement and Plan of Merger dated as of July 18, 2000, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of June 12, 2001, by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation and six subsidiaries of Georgia-Pacific Corporation, and the transactions contemplated thereby. If the merger agreement is approved by the required votes, all of the outstanding options to acquire shares of The Timber Company stock, which under the terms of the merger agreement are automatically converted to options to acquire the corporation's common stock, will become immediately exercisable. If all or most of the shares of stock acquired upon exercise of these options were subsequently sold within a limited amount of time, it is likely that there would be a temporary decrease in the market price of the corporation's common stock unrelated to the corporation's financial performance. In addition, a temporary price decrease could occur if institutional investors owning a significant number of shares of The Timber Company stock were required by their investment charters or other governing documents to sell their shares of the corporation's common stock received in the merger. For example, institutional investors that target specific non-REIT market indexes may not be able to own shares of the corporation because the corporation is a REIT and, therefore, is not eligible for inclusion in their investment portfolios. The amount of any such market price decrease, and the extent to which it would persist, is uncertain.

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
Inc. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).

2.4	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333- 71371, filed January 28, 1999).
2.5

Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American
Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc.,
NPC Timber, Inc. and Plum Creek Timber Company, Inc. (filed as an exhibit to the corporation's Current Report on Form 8-K/A, dated July 18, 2000). Amendment No. 1 to the
Agreement and Plan of Merger, dated as of June 12, 2001 (filed as an exhibit to the corporation's Current Report on Form 8-K, dated June 12, 2001).

3.1	Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1- 10239, for the quarter ended September 30, 1999).
3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).

b) Reports on Form 8-K

        The corporation filed a current report on Form 8-K dated June 12, 2001, announcing an amendment to the agreement and plan of merger by and among the corporation, Georgia-Pacific Corporation and six wholly owned subsidiary corporations of Georgia Pacific Corporation.

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

Date: August 13, 2001