Form 10-K/A
period 2000-12-31
PLUM CREEK TIMBER CO INC
filed 2001-10-09
CIK 849213

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on October 1, 2001 was approximately $1,353,500,000. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant's common stock as of October 1, 2001 was 68,572,009. The number of outstanding shares of the registrant's special voting stock as of October 1, 2001 was 634,566.

DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None

         The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as set forth in the pages attached hereto:

         Item 10    Directors and Executive Officers of the registrant

         Item 14    Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K




                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to the Delaware General Corporation Law and Plum Creek Timber Company's Amended and Restated Bylaws, the business, property and affairs of Plum Creek are managed under the direction of the Board of Directors. Members of the Board are kept informed of Plum Creek's business through discussions with Plum Creek's officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

         Prior to October 9, 2001, the Board of Directors was divided into three classes, with a class of directors elected each year for a three-year term and until successors of such directors were elected. The current directors will serve until the end of their respective terms as set forth below.

         The names and ages of the directors and their principal occupations or employment during the past five years, as of March 27, 2001, are set forth below.

DIRECTORS WHOSE TERMS WILL EXPIRE IN 2002:

Rick R. Holley

          Mr. Holley, 49, served as the President and Chief Executive Officer of Plum Creek Management Company, L.P. (the "Management Partnership"), the former general partner of Plum Creek Timber Company, L.P. from January 1994 through our conversion to a REIT, and continues in the same position with Plum Creek. Mr. Holley served as a director of PC Advisory Corp I ("Corp I"), which was the general partner of the Management Partnership from January 1994 through our conversion to a REIT, and was elected a director of Plum Creek on July 1, 1999.

Ian B. Davidson

         Mr. Davidson, 69, served as a director of Corp I from December 1992 through our conversion to a REIT, and was elected a director of Plum Creek on July 1, 1999. Mr. Davidson is the Chairman of Davidson Companies, the holding company that owns the brokerage firm D.A. Davidson & Co.

William J. Patterson

         Mr. Patterson, 39, served as a director of Corp I from November 1992 through our conversion to a REIT, and was elected a director of Plum Creek on July 1, 1999. Since 1991, Mr. Patterson's principal occupation has been as a managing director of SPO Partners & Co., a private investment firm that is an affiliate of the Management Partnership.

 DIRECTORS WHOSE TERMS WILL EXPIRE IN 2003:

Hamid R. Moghadam

         Mr. Moghadam, 44, was elected a director of Plum Creek on July 1, 1999. He is the Chief Executive Officer of AMB Property Corporation and Chairman of its Board of Directors. Mr. Moghadam is also one of the founders of AMB (in 1983), which is one of the largest public REITs in the country focusing on high throughput industrial properties.

John H. Scully

         Mr. Scully, 56, served as a director of Corp I from November 1992 through our conversion to a REIT, and was elected a director of Plum Creek on July 1, 1999. Since 1991, Mr. Scully's principal occupation has been as a managing director of SPO Partners & Co., a private investment firm that is an affiliate of the Management Partnership. Mr. Scully also serves as a director for Bell & Howell Company, Inc.

DIRECTORS WHOSE TERMS WILL EXPIRE IN 2004:

 David D. Leland

         Mr. Leland, 65, served from December 1992 through our conversion to a REIT in July 1999 as a director and Chairman of the Board of Corp I. From December 1992 to December 1993, Mr. Leland also served as the President and Chief Executive Officer of the Management Partnership. Mr. Leland was elected a director and the Chairman of the Board of Plum Creek on July 1, 1999.

John G. McDonald

         Professor McDonald, 63, was elected a director of Plum Creek on July 1, 1999. Professor McDonald is the IBJ Professor of Finance in the Graduate School of Business at Stanford University, where he has been a faculty member since 1968. He serves as a director of Varian, Inc.; Scholastic Corp.; iStar Financial Inc.; and eight mutual funds managed by Capital Research and Management Company.

William E. Oberndorf

         Mr. Oberndorf, 47, served as a director of Corp I from November 1992 through our conversion to a REIT, and was elected a director of Plum Creek on July 1, 1999. Since 1991, Mr. Oberndorf's principal occupation has been as a managing director of SPO Partners & Co., a private investment firm that is an affiliate of the Management Partnership. Mr. Oberndorf also serves as a director for Bell & Howell Company, Inc.

DIRECTORS DESIGNATED BY GEORGIA-PACIFIC CORPORATION TO BE NAMED TO THE BOARD OF DIRECTORS:

         Under the Agreement and Plan of Merger, dated as of July 18, 2000, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of June 12, 2001, among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation and North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., each a Delaware corporation (collectively, the "Spincos"), pursuant to which each of the Spincos merged (the "Mergers") with and into us, the following individuals designated by Georgia-Pacific Corporation and reasonably acceptable to us were added to our Board at the closing of the Mergers: Joe
E. Beverly, Stephen C. Tobias and Sam A. Williams.

         We have listed below biographical information as of October 1, 2001, for these individuals who were appointed to the class of directors whose term expires on 2002.

Joe E. Beverly

         Mr. Beverly, 60, has served as the Chairman of Commercial Bank, located in Thomasville, Georgia, a wholly owned subsidiary of Synovus Financial Corp., since 1990. He is a director of Synovus Financial Corp. and served as the Vice Chairman of Synovus Financial Corp. until 1996. From 1973 to 1989, he served as the President of Commercial Bank. He also serves as a director of Flowers Food, Inc.

Stephen C. Tobias

         Mr. Tobias, 56, has served as the Vice Chairman and Chief Operating Officer of Norfolk Southern Corporation, a Virginia-based holding company that owns a major freight railroad, a natural resources company and a telecommunications company, since 1998. Since 1969, he has held various positions with Norfolk Southern Corporation or its predecessor company, including General Manager, Vice President Strategic Planning, Senior Vice President Operations and Executive Vice President Operations.

Sam A. Willliams

         Mr. Williams, 56, has served as the President of Metro Atlanta Chamber of Commerce, one of Georgia's leading business organizations with approximately 6,000 members, since 1996. From 1994 to 1996, he served as the President of Central Atlanta Progress, a private business organization that redeveloped Atlanta, Georgia. Prior to that, Mr. Williams served as the Executive Vice President of The Portman Companies, a real estate development company, from 1973 to 1994. He also serves as a director of Support Technologies, Inc.

ELIMINATION OF THE CLASSIFICATION OF THE BOARD:

         On August 15, 2001, our stockholders approved the proposal to amend our Certificate of Incorporation to eliminate the classification of the Board. On October 9, 2001, we amended our Certificate of Incorporation to eliminate the classification of the Board. This amendment did not affect the terms of any of the members of the Board who were serving at the time of such amendment.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         (1)   Financial Statements and Supplementary Financial Information

               The following consolidated/combined financial statements of the corporation are included in Part II, Item 8 of this Form 10-K:

Consolidated/Combined Statement of Income                         35
Consolidated/Balance Sheet                                        36
Consolidated/Combined Statement of Cash Flows                     37
Notes to Consolidated/Combined Financial Statements               38
Report of Independent Accountants                                 68
Report of Management                                              69
Supplementary Financial Information                               70

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

INDEX TO EXHIBITS

Exhibit

Designation           Nature of Exhibit
-----------           -----------------

2.1                   Purchase and Sale Agreement by and between S.D.
                      Warren Company as seller and Plum Creek Timber Company, L.P. as purchaser dated as of October 5, 1998 (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1998).
2.2 Amended and Restated Agreement and Plan of Conversion, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc., Plum Creek Timber Company, L.P. and Plum Creek Management Company, L.P. (Registration Statement on Form S-4, Registration No. 333-71371, filed January 28, 1999).
2.3 Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, L.P., Plum Creek Acquisitions Partners, L.P. and Plum Creek Timber Company, Inc. (Registration Statement on Form S-4, Registration No. 333-71371, filed January 28,
                      1999).
2.4 Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek Management Company, L.P. (Registration Statement on Form S-4, Registration No. 333-71371, filed January 28, 1999).
2.5 Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc., dated as of July 18, 2000 and as amended on June 12, 2001 (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).
3.1 Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 8-K, File No. 1-10239, filed October 9, 2001).
3.2 Certificate of Amendment to Certificate of Incoporation of Plum Creek Timber Company, Inc. (Form 8-K, File No. 1-10239, filed October 9, 2001).
3.3 Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form 8-K, File No. 1-10239, filed October 9, 2001).
4.1 Senior Note Agreement, dated as of October 9, 2001, $55,000,000 Series H due October 1, 2006, $75,000,000
                      Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Form 8-K, File No. 1-10239, filed October
                      9, 2001).
4.2 Credit Agreement, dated as of October 3, 2001, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, First Union National Bank and The Bank of Tokyo-Mitsubishi, Ltd., Portland Branch, as Syndication Agents, Suntrust Bank, ScotiaBanc Inc. and Northwest Farm Credit Services, PCA, as Documentation Agents, the Other Financial Institutions Party Thereto and Banc of America Securities LLC and First Union Securities, Inc., as Arrangers (Form 8-K, File No. 1-10239, filed October 9, 2001).
4.3 The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.
4.4 Form of Common Stock Certificate (Registration Statement on Form S-4, Registration No. 333-71371, filed January 28, 1999).
10.1 Amended and Restated Revolving Credit Agreement dated as of December 13, 1996 among Plum Creek Timber Company, L.P., Bank of America National Trust and Savings Association, as Agent, NationsBank of North Carolina, N.A., as senior co-agent and the Other Financial Institutions Party Hereto (Form 10-K, File No. 1-10239, for the year ended December 31, 1996). Amendment effective July 1, 1999 (Form 10-Q, File No. 1-10239, for the quarter ended June 30, 1999).
10.2+ Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995).
10.3+ 1994 Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1993). First Amendment to the Plum Creek Management Company, L.P. Long-Term Incentive Plan (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995).
10.4+ Management Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1993).
10.5+ Executive and Key Employee Salary and Incentive Compensation Deferral Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1994).
10.6+ Deferred Compensation Plan for Directors, PC Advisory Corp. I (Form 10-K/A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1994).
10.7+ Plum Creek Director Unit Ownership and Deferral Plan (Form 10-K, File No. 1-10239, for the year ended December 31, 1996).
10.8 Secured Promissory Note between Rick R. Holley and Plum Creek Timberlands, L.P. (Form 10-K, File No. 1-10239, for the year ended December 31, 1999).
10.9 Secured Promissory Note between Charles P. Grenier and Plum Creek Timberlands, L.P. (Form 10-K, File No. 1-10239, for the year ended December 31, 1999).
10.10 Secured Promissory Note between William R. Brown and Plum Creek Timberlands, L.P. (Form 10-K, File No. 1-10239, for the year ended December 31, 1999).
10.11 Secured Promissory Note between Michael J. Covey and Plum Creek Timberlands, L.P. (Form 10-K, File No. 1-10239, for the year ended December 31, 1999).
10.12+ Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (filed as an appendix to the corporation's definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).
10.13+ Plum Creek Timber Company, Inc. Annual Incentive Plan (Form 10-K, File No. 1-10239, for the year ended December 31, 2000).
10.14 Voting Agreement and Consent by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation, PC Advisory Partners I, L.P. and PC Intermediate Holdings, L.P., dated as of July 18, 2000, and as amended on June 12, 2001 (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13,
                      2001).
10.15 Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).
10.16 Form of Primary Insurance Policy (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).
10.17 Registration Rights Agreement, dated as of July 1, 1999, by and among PC Advisory Partners, L.P., PCMC Intermediate Holdings, L.P., and Plum Creek Timber Company, Inc. (Registration Statement on Form S-4, Registration No. 333-71371, filed January 28, 1999).
21                    Subsidiaries of the registrant (Form 10-K, File No.
                      1-10239, for the year ended December 31, 1999).
99.1                  Consent of Joe E. Beverly (filed herewith).
99.2                  Consent of Stephen C. Tobias (filed herewith).
99.3                  Consent of Sam A. Williams (filed herewith).

(b)      Reports on Form 8-K

         None



                                 SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                PLUM CREEK TIMBER COMPANY, INC.


                                By:  /s/ Rick R. Holley
                                     ---------------------------------------
                                         Rick R. Holley
                                         President and Chief Executive Officer


Dated: October 9, 2001

                                                             Exhibit 99.1



                        CONSENT OF DIRECTOR NOMINEE

                  I hereby consent to being named in the amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as a director of Plum Creek Timber Company, Inc., a Delaware corporation ("Plum Creek"), effective upon the consummation of the mergers contemplated by the Agreement and Plan of Merger, dated as of July 18, 2000, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of June 12, 2001, among Plum Creek, Georgia-Pacific Corporation, a Georgia corporation ("Georgia-Pacific"), and six wholly owned subsidiaries of Georgia-Pacific.


Signature:        /s/ Joe E. Beverly
                  ----------------------
                  Joe E. Beverly

Date:  September 27, 2001

                                                             Exhibit 99.2



                        CONSENT OF DIRECTOR NOMINEE

                  I hereby consent to being named in the amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as a director of Plum Creek Timber Company, Inc., a Delaware corporation ("Plum Creek"), effective upon the consummation of the mergers contemplated by the Agreement and Plan of Merger, dated as of July 18, 2000, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of June 12, 2001, among Plum Creek, Georgia-Pacific Corporation, a Georgia corporation ("Georgia-Pacific"), and six wholly owned subsidiaries of Georgia-Pacific.


Signature:        /s/ Stephen C. Tobias
                  -------------------------
                  Stephen C. Tobias

Date:  September 28, 2001

                                                             Exhibit 99.3



                        CONSENT OF DIRECTOR NOMINEE

                  I hereby consent to being named in the amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as a director of Plum Creek Timber Company, Inc., a Delaware corporation ("Plum Creek"), effective upon the consummation of the mergers contemplated by the Agreement and Plan of Merger, dated as of July 18, 2000, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of June 12, 2001, among Plum Creek, Georgia-Pacific Corporation, a Georgia corporation ("Georgia-Pacific"), and six wholly owned subsidiaries of Georgia-Pacific.


Signature:        /s/ Sam A. Williams
                  -------------------------
                  Sam A. Williams

Date:  September 26, 2001