Form 10-Q
period 2001-09-30
PLUM CREEK TIMBER CO INC
filed 2001-11-14
CIK 849213

QuickLinks -- Click here to rapidly navigate through this document

Conformed Copy without Exhibits

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

999 Third Avenue, Seattle, Washington 98104-4096 Organized in the State of Delaware	Telephone: (206) 467-3600 I.R.S. Employer Identification No. 91-1912863

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of the registrant's common stock as of November 5, 2001 was 182,624,531.

    This document includes financial data for both Plum Creek Timber Company, Inc. and The Timber Company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
	2001	2000
	(In Thousands, Except Per Share)
Revenues	$163,558	$41,539

Costs and Expenses:
Cost of Goods Sold	120,097	16,367
Selling, General and Administrative	10,121	2,283
Merger Expenses	2,706	2,178

Total Costs and Expenses	132,924	20,828

Operating Income	30,634	20,711
Interest Expense	(14,672)	(11,548)
Interest Income	1,543	893
Gain (Loss) on Disposition of Assets—Net	2,052	(182)

Income before Income Taxes, Equity in Earnings of Unconsolidated Subsidiaries and Preferred Stock Dividends	19,557	9,874
Provision for Income Taxes	(2,690)	—
Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends	—	(366)

Net Income	$16,867	$9,508

Net Income per Share—Basic & Diluted	$0.24	$0.14

Dividends Declared Per Share	$0.57	$0.57

Weighted average number of Shares outstanding—Basic	69,187	69,181

Weighted average number of Shares outstanding—Diluted	69,351	69,228

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Nine months Ended September 30,
	2001	2000
	(In Thousands, Except Per Share)
Revenues	$482,530	$153,639
Costs and Expenses:
Cost of Goods Sold	338,520	49,325
Selling, General and Administrative	31,444	9,133
Merger Expenses	7,733	2,178

Total Costs and Expenses	377,697	60,636

Operating Income	104,833	93,003
Interest Expense	(46,094)	(35,246)
Interest Income	5,269	3,896
Gain on Disposition of Assets—Net	26,785	49,890

Income before Income Taxes, Equity in Earnings of Unconsolidated Subsidiaries and Preferred Stock Dividends	90,793	111,543
Provision for Income Taxes	(5,853)	—
Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends	—	(453)

Net Income	$84,940	$111,090

Net Income per Share—Basic & Diluted	$1.23	$1.61

Dividends Declared Per Share	$1.71	$1.71

Weighted average number of Shares outstanding—Basic	69,187	69,193

Weighted average number of Shares outstanding—Diluted	69,285	69,214

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30, 2001	December 31, 2000
	(In Thousands, Except Per Share)
ASSETS
Current Assets:
Cash and Cash Equivalents	$140,013	$143,958
Restricted Cash	19,213	37,490
Accounts Receivable	30,844	—
Inventories	40,098	—
Investments in Grantor Trusts	10,648	12,301
Other Current Assets	10,293	886

	251,109	194,635
Timber and Timberlands—Net	941,024	975,921
Property, Plant and Equipment—Net	118,620	1,074
Investment in Unconsolidated Subsidiaries	—	74,261
Deferred Tax Asset	54,457	—
Other Assets	6,215	4,177

Total Assets	$1,371,425	$1,250,068

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$27,450	$6,153
Line of Credit	123,000	96,000
Accounts Payable	17,030	1,295
Related Party Payables	—	37,340
Interest Payable	15,700	9,714
Wages Payable	13,171	—
Taxes Payable	5,889	1,680
Liabilities Associated with Grantor Trust	10,011	12,106
Deferred Income	—	10,890
Other Current Liabilities	12,844	4,527

	225,095	179,705
Long-Term Debt	660,050	559,798
Deferred Income	—	2,806
Workers' Compensation Liabilities	5,305	225
Other Liabilities	7,097	866

Total Liabilities	897,547	743,400

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares—75 million, outstanding—none	—	—
Common stock, $0.01 par value, authorized shares—300 million, outstanding—68,572,009	686	686
Special Voting Stock, $0.01 par value, convertible to common stock, authorized and outstanding—634,566	6	6
Additional Paid-In Capital	472,531	505,939
Retained Earnings	—	—
Other Equity	655	37

Total Stockholders' Equity	473,878	506,668

Total Liabilities and Stockholders' Equity	$1,371,425	$1,250,068

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,
	2001	2000
	(In Thousands)
Cash Flows From Operating Activities:
Net Income	$84,940	$111,090
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	40,197	29,023
Deferred Income Taxes	5,853	—
Gain on Asset Dispositions—Net	(26,785)	(49,723)
Equity in Earnings of Unconsolidated Subsidiaries and Preferred Stock Dividends	—	453
Common and Preferred Stock Dividends	—	16,556
Working Capital Changes, net of effect of business acquisition
Accounts Receivable	(1,229)	828
Inventories	5,488	—
Accounts Payable	(716)	(798)
Deferred Income	—	(4,728)
Wages Payable	1,265	—
Other Current Assets and Liabilities	7,514	3,553
Other	5,331	4,264

Net Cash Provided By Operating Activities	121,858	110,518

Cash Flows From Investing Activities:
Additions to Properties	(66,317)	(14,602)
Proceeds from Asset Dispositions	48,458	63,397
Restricted Cash Change	18,277	—
Advances/Distributions with Unconsolidated Subsidiaries	—	(42,186)
Acquisition of Controlling Interest	(7,571)	—

Net Cash Provided By (Used In) Investing Activities	(7,153)	6,609

Cash Flows From Financing Activities:
Cash Distributions	(118,343)	(118,343)
Retirement of Long-Term Debt	(27,307)	(6,022)
Borrowings on Line of Credit	246,000	231,000
Repayments on Line of Credit	(219,000)	(222,000)
Other	—	(350)

Net Cash Used In Financing Activities	(118,650)	(115,715)

Increase (Decrease) In Cash and Cash Equivalents	(3,945)	1,412
Cash and Cash Equivalents:
Beginning of Period	143,958	115,389

End of Period	$140,013	$116,801

Supplementary Cash Flow Information
Noncash Activities:
Distribution of common stock from deferred incentive compensation plan for payment of liability	$1,174	1,303
Timber and Timberlands received in an exchange	3,815

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

    The consolidated financial statements include all of the accounts of Plum Creek Timber Company, Inc. and its wholly owned subsidiaries. Plum Creek Timber Company, Inc., a Delaware corporation, has elected to be treated for Federal income tax purposes as a real estate investment trust or "REIT." Prior to the merger with The Timber Company on October 6, 2001 (see Note 11 for discussion of the merger), the corporation and its subsidiaries owned, managed and operated approximately 3.1 million acres of timberland in the Northwest, Southern and Northeast United States, and nine wood product conversion facilities in the Northwest United States. Certain reclassifications have been made, none of which affected operating income or net income, to present the financial statements on a consistent basis. All significant intercompany transactions have been eliminated in the consolidation of the financial statements.

    On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a REIT. In order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use real estate were transferred to several unconsolidated corporate subsidiaries. During the period July 1, 1999 to December 31, 2000, the unconsolidated subsidiaries were accounted for under the equity method of accounting. Furthermore, during this period the corporation was entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through its ownership of a combination of preferred stock and nonvoting common stock. The remaining 1% of the economic value and 100% of the voting control of the unconsolidated subsidiaries were owned by three of the corporation's current officers and one of its former officers.

    On January 1, 2001, in connection with an amendment to the Internal Revenue Code, the corporation acquired all of the voting stock of the unconsolidated subsidiaries from its current and former officers. As a result of this purchase, for the reporting period beginning January 1, 2001 and each reporting period thereafter, the corporation's financial statements will reflect the consolidated results of its timberland operations with those of its manufacturing operations, harvesting activities and its higher and better use real estate activities. See Note 4 of the Notes to Financial Statements for the book value of the assets and liabilities consolidated as of January 1, 2001.

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

2. Inventories

    Inventories consisted of the following (in thousands):

September 30, 2001
Raw Materials (logs)	$12,905
Work-in-process	3,653
Finished Goods	15,185

31,743
Supplies	8,355

Total	$40,098

    Excluding supplies, which are valued at average cost, the cost of the LIFO inventories, valued at the lower of average cost or market (which approximates current cost), at September 30, 2001 was $34.0 million.

    As part of the REIT conversion on July 1, 1999, all inventories were contributed to the unconsolidated subsidiaries. Accordingly, as of December 31, 2000, there were no inventories held by the corporation or its wholly owned subsidiaries.

3. Timber and Timberlands and Property, Plant and Equipment

    Timber and timberlands consisted of the following (in thousands):

	September 30, 2001	December 31, 2000
Timber and logging roads—net	$822,887	$855,028
Timberlands	118,137	120,893

Timber and Timberlands—net	$941,024	$975,921

    In March 2001, the corporation sold approximately 44,000 acres of timberlands located in southwest Washington to Pope Resources, a Delaware Limited Partnership. The transaction was valued at approximately $54 million, of which $5.8 million was recognized as operating income related to the sale of higher and better use property and $24.7 million was reported as non-operating income. At September 30, 2001, restricted cash represented cash received from the sale of timberlands to Pope Resources, a Delaware Limited Partnership, and may only be used to invest in timberlands or to reduce outstanding debt in accordance with the terms of current debt agreements.

    In January 2000, the corporation sold approximately 90,000 acres of timberlands located near St. Maries, Idaho to Crown Pacific Limited Partnership. The transaction was valued at approximately $73 million, of which $8.8 million was recognized as operating income related to the sale of higher and better use property and $49.5 million was reported as non-operating income.

    Property, plant and equipment consisted of the following (in thousands):

	September 30, 2001	December 31, 2000
Land, buildings and improvements	$41,139	$1,184
Machinery and equipment	274,788	699

	315,927	1,883
Accumulated depreciation	(197,307)	(809)

Property, Plant and Equipment—net	$118,620	$1,074

    As part of the REIT conversion on July 1, 1999, substantially all of the property, plant and equipment were contributed to the unconsolidated subsidiaries.

4. Manufacturing and Harvesting Operations and some Higher and Better Use Real Estate

    In connection with the REIT conversion on July 1, 1999, substantially all of the assets and associated liabilities related to the manufacturing operations and harvesting activities and some higher and better use real estate were transferred to several unconsolidated taxable corporate subsidiaries of the corporation in exchange for preferred stock and nonvoting common stock. The corporation's equity earnings and preferred stock dividends from the unconsolidated subsidiaries for the three months ended September 30, 2000 and for the nine months ended September 30, 2000, are comprised of the following (in thousands):

	Three months Ended September 30, 2000	Nine months Ended September 30, 2000
Share of Equity Earnings (Losses)	$(5,473)	$(14,585)
Preferred Stock Dividends	3,919	11,757
Amortization of difference between carrying amount and share of underlying equity	1,188	2,375

Total Equity Earnings (Losses) and Preferred Stock Dividends	$(366)	$(453)

    Summarized combined financial data for the unconsolidated subsidiaries' operations for the quarter and nine months ended September 30, 2000 are as follows (in thousands):

	Three months Ended September 30, 2000	Nine months Ended September 30, 2000
Revenues	$164,102	$517,008
Gross Profit	6,030	27,708
Operating Income	68	4,407
Interest Expense	4,155	13,510
Income Tax Benefit	2,393	5,412
Net Income (Loss)	(1,782)	(3,436)

    Revenues for the quarter and nine months ended September 30, 2000 have been restated to reflect the reclassification of shipping expenses in accordance with Emerging Issues Tax Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Gross profit includes depreciation and amortization expense of $6.2 million for the third quarter of 2000 and $20.6 million for the nine months ended September 30, 2000. The Income Tax Benefit includes a benefit of $0.8 million for the third quarter and $1.9 million for the nine months ended September 30, 2000 related to interest expense for tax purposes that is eliminated for financial reporting purposes. For the nine months ended September 30, 2000, the unconsolidated subsidiaries had capital expenditures of $25.1 million. Revenues reported by the corporation that were also included in the revenues of the unconsolidated subsidiaries amounted to $39.9 million for the third quarter and $128.1 million for the nine months ended September 30, 2000.

    On January 1, 2001, the corporation purchased all of the voting stock of the unconsolidated subsidiaries from certain current officers and one former officer. As a result of this purchase, the assets and liabilities of the manufacturing operations, harvesting activities and higher and better use real estate sales activities were consolidated with the timberland operations effective January 1, 2001. Summarized below are the assets and liabilities of the unconsolidated subsidiaries as of January 1, 2001

(excluding related party receivables and payables that have been eliminated in consolidation)(in thousands):

Cash	$(7,571)
Accounts Receivable	29,616
Inventory	45,584
Other Current Assets	9,792
Property, Plant and Equipment and Real Estate	85,210
Other Assets	60,108
Accounts Payable	16,451
Wages Payable	11,906
Interest Payable	1,058
Other Current Liabilities	21,030
Long-Term Debt, including current portion	148,856
Other Liabilities	8,632

5. Borrowings

    As of September 30, 2001, we had $123.0 million of borrowings outstanding under our revolving line of credit. Subject to customary covenants, the line of credit allows us to borrow from time to time up to $125 million, including up to $20 million of standby letters of credit, through December 13, 2001. On October 9, 2001 we repaid $123.0 million of borrowings on the line of credit and cancelled the line of credit. In connection with the merger with The Timber Company we established new bank facilities totaling $700 million and issued new fixed rate Senior Notes totaling $500 million. (see Note 11) As of October 31, 2001, we had $100 million of borrowings on the new bank facilities.

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

    In connection with the REIT conversion, the corporation entered into a registration rights agreement with each of PC Advisory Partners I, L.P. and PCMC Intermediate Holdings, L.P., or the selling stockholders, pursuant to which the corporation agreed to register the selling stockholders' shares of the corporation's common stock under applicable federal and state securities laws under specific circumstances and at specific times. The registration rights agreement provides for cross-indemnification of the selling stockholders and the corporation and the directors, officers and controlling persons of the selling stockholders and the corporation, respectively, against specific liabilities arising in connection with the offer and sale of the corporation's common stock, including liabilities arising under the Securities Act of 1933, as amended. Pursuant to the terms of the registration rights agreement, the selling stockholders asked the corporation to register for public sale under the Securities Act up to 9,851,633 shares of common stock of the corporation owned, collectively, by the selling stockholders. The corporation estimates that it will incur costs relating to the registration of approximately $400,000.

7. Commitments and Contingencies

    In June 1999, the partnership and its general partner settled previously disclosed unitholder litigation relating to the REIT conversion. The settlement obligates the former general partner to pay up to $30 million into a fund for distribution to eligible unitholders based upon the corporation's performance under specified financial targets. Payments by the general partner, if any, would be made on or about April 15, 2004, or at such earlier date as is provided for by the terms of the settlement agreement.

    Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 79, any payment made by the former general partner under the settlement will be accounted for as a deemed capital contribution by the former general partner to the corporation, followed by a non-cash expense of the corporation. The Staff Accounting Bulletin requires that payments made by a principal shareholder of a corporation or a general partner of a partnership be expensed by the corporation or partnership if the entity receives any benefit as a result of such payment. Therefore, in accordance with Staff Accounting Bulletin No. 79, the corporation will record a non-cash expense in the period(s) in which, and to the extent that, it appears probable that a payment is required. Payments by the former general partner, if any, will have no impact on the corporation's cash flow or stockholders' equity.

    As part of its environmental compliance program, the company has undertaken an historical review of capital improvement projects at its Montana manufacturing facilities to evaluate compliance with the Clean Air Act. The review led to the discovery of four potential violations resulting from projects at the Columbia Falls and Evergreen facilities that occurred between 1988 and 1992. In 2001, the company voluntarily disclosed this information to the Environmental Protection Agency ("EPA") under its Voluntary Disclosure and Cooperation Policy ("EPA Policy"), and to the state of Montana Department of Environmental Quality ("Montana DEQ") under the Montana Voluntary Disclosure Act ("Montana Act"). On meeting specified conditions and subject to the nature and seriousness of the offenses, both the EPA Policy and the Montana Act provide for the reduction and/or the elimination of any penalty.

    The company is presently in discussions with the Montana DEQ and EPA to resolve the agencies' response to the company's voluntary disclosures. The company has provided additional requested information and will submit applications to resolve permitting and control equipment issues. The company, however, cannot predict whether it will be required to pay any monetary penalties or whether it will be required to install any additional pollution control equipment.

    There are no other contingent liabilities that would have a material adverse effect on the financial position, the results of operations or liquidity of the corporation.

8. Segment Information

    The table below presents information about reported segments for the quarters ended September 30 (in thousands).

	Northern Resources	Southern Resources	Lumber	Panel	Real Estate	Total
September 30, 2001
External revenues	$40,121	$21,105	$49,814	$39,516	$13,002	$163,558
Intersegment revenues	29,845					29,845
Depreciation, depletion and amortization	7,617	4,227	1,593	1,428	208	15,073
Operating income	18,614	6,234	2,947	3,169	10,906	41,870
September 30, 2000
External revenues	$38,277	$10,211	$73,443	$39,233	$3,187	$164,351
Intersegment revenues	25,376	11,059				36,435
Depreciation, depletion and amortization	6,283	3,709	3,528	2,281	54	15,855
Operating income (loss)	20,143	8,412	(7,145)	2,495	2,684	26,589

    The table below presents information about reported segments for the nine months ended September 30 (in thousands):

	Northern Resources	Southern Resources	Lumber	Panel	Real Estate	Total
September 30, 2001
External revenues	$102,723	$50,037	$145,400	$117,240	$67,130	$482,530
Intersegment revenues	67,568					67,568
Depreciation, depletion and amortization	18,611	10,516	4,579	5,239	415	39,360
Operating income	42,773	12,910	3,716	7,124	56,433	122,956
September 30, 2000
External revenues	$111,402	$28,344	$246,392	$127,120	$26,296	$539,554
Intersegment revenues	77,611	30,481				108,092
Depreciation, depletion and amortization	19,043	10,358	11,210	8,005	289	48,905
Operating income (loss)	61,962	21,771	(6,539)	8,423	23,424	109,041

    External revenues for the quarter and nine months ended September 30, 2000 have been restated to reflect the reclassification of shipping expenses in accordance with Emerging Issues Tax Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

    A reconciliation of total operating income to income before income taxes for the quarters ended September 30, is presented below (in thousands):

	2001	2000
Total segment operating income	$41,870	$26,589
Operating (income) loss recognized by unconsolidated subsidiaries	—	(68)
Gain (Loss) on disposition of assets—net	2,052	(182)
Interest expense—net	(13,129)	(10,655)
Corporate and other unallocated expenses (including depreciation of $283 in 2001 and $269 in 2000)	(11,236)	(5,810)

Income before income taxes, equity in earnings of unconsolidated subsidiaries and preferred stock dividends	$19,557	$9,874

    A reconciliation of total operating income to income before income taxes for the nine months ended September 30, is presented below (in thousands):

	2001	2000
Total segment operating income	$122,956	$109,041
Operating (income) loss recognized by unconsolidated subsidiaries	—	(4,407)
Gain on disposition of assets—net	26,785	49,890
Interest expense—net	(40,825)	(31,350)
Corporate and other unallocated expenses (including depreciation of $837 in 2001 and $815 in 2000)	(18,123)	(11,631)

Income before income taxes, equity in earnings of unconsolidated subsidiaries and preferred stock dividends	$90,793	$111,543

9. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share for the quarters ended September 30:

(In millions, except per share amounts)	2001	2000
Net income allocable to common stockholders	$16.9	$9.5
Denominator for basic earnings per share—weighted average shares	69.19	69.18
Effect of dilutive securities—stock options	0.04	0.00
Effect of dilutive securities—unvested restricted stock, dividend equivalent rights, and value management plan	0.12	0.05
Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	69.35	69.23
Basic Earnings per Share	$0.24	$0.14
Dilutive Earnings per Share	$0.24	$0.14

    The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30:

(In millions, except per share amounts)	2001	2000
Net income allocable to common stockholders	$84.9	$111.1
Denominator for basic earnings per share—weighted average shares	69.19	69.19
Effect of dilutive securities—stock options	0.02	0.00
Effect of dilutive securities—unvested restricted stock, dividend equivalent rights, and value management plan	0.08	0.02
Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	69.29	69.21
Basic Earnings per Share	$1.23	$1.61
Dilutive Earnings per Share	$1.23	$1.61

10. Income Taxes

    Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. Accordingly, under these sections of the Internal Revenue Code, the corporation deducts dividends paid to stockholders in computing its taxable income. The corporation anticipates that distributions will exceed its taxable income for the year ended December 31, 2001. Therefore, no federal or state income tax provision with respect to the activities of the REIT have been provided for the quarter ended September 30, 2001.

    The activities of the REIT are conducted by the corporation through various wholly owned operating partnerships. The harvesting and delivery of logs, manufacturing operations and some higher and better use real estate sales do not constitute qualified REIT activities. Therefore, these operations are conducted through various taxable REIT subsidiaries. An income tax provision of $2.7 million for the quarter and $5.9 million for the nine months ended September 30, 2001 has been provided for the operations conducted by the taxable REIT subsidiaries. Because a substantial portion of the corporation's consolidated activities are conducted by the REIT, the consolidated effective tax rate is anticipated to average less than five percent. Furthermore, because the manufacturing of wood products has historically been a cyclical business, there may be periods in which we report consolidated pre-tax income, while the taxable REIT subsidiaries generate a pre-tax loss. In this case, a tax benefit will be recorded in the consolidated financial statements.

    At September 30, 2001, the consolidated financial statements reflect a deferred tax asset of $60.4 million, of which $5.9 million is classified as a current asset.

11. Merger with The Timber Company

    On October 6, 2001, The Timber Company, a separate operating group of Georgia-Pacific Corporation ("Georgia Pacific"), merged with and into Plum Creek Timber Company, Inc.. (See Part II, Item 5, for unaudited pro forma condensed financial statements for the fiscal year ended December 31, 2000 and the nine months ended September 30, 2001.) As a result of the merger, we now own and manage over 7.8 million acres of geographically diverse timberlands located in 19 states.

    As a part of the merger, The Timber Company shareholders received 1.37 shares of the corporation's common stock for each share of The Timber Company stock, or approximately 112.7 million shares. Furthermore, Plum Creek assumed approximately 2.8 million Timber Company stock options in connection with the merger, which were converted to approximately 3.8 million options to acquire Plum Creek common stock.

    Additionally, Plum Creek replaced approximately $650 million Georgia-Pacific debt attributed to The Timber Company with third party debt following the merger. The terms of the replacement debt are as follows:

  Fixed Rate Debt:

Principal Amount	Interest Rate	Maturity Date
$55 million	6.96%	Oct. 1, 2006
$75 million	7.25%	Oct. 1, 2008
$295 million	7.66%	Oct. 1, 2011
$75 million	7.76%	Oct. 1, 2013

    Variable Rate Debt:  The variable rate debt consists of $700 million of bank credit facilities comprised of:

  (1)
  Term facility of $100 million, maturing on Sept. 30, 2002, with interest rate based on LIBOR plus 1.5% (or current rate of 3.3%).

  (2)
  Revolving line of credit available up to $600 million, maturing on Sept. 30, 2005, with interest rate based on LIBOR plus 1.5% (or current rate of 3.3%).

    We incurred approximately $2.7 million of merger-related expenses during the third quarter and $7.7 million for the nine months ended September 30, 2001. These costs have been expensed in the income statement (because for accounting purposes The Timber Company is the acquiring company) and have been reported as a separate line item.

12. Subsequent Events

    On October 23, 2001, our board of directors authorized the corporation to make a dividend distribution of $0.57 per share. Total dividends will approximate $104 million and will be paid on November 30, 2001 to stockholders of record on November 16, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

    This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, which are generally identified by words such as "may," "will," "should," "seeks," "anticipates," "believes," "expects," "intends," "estimates," "projects," "strategy" and similar expressions or the negative of those words. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the statements. These risks and uncertainties, many of which are not within the corporation's control, include, but are not limited to, the cyclical nature of the forest products industry, our ability to harvest our timber, our ability to execute our acquisition strategy, regulatory constraints, changes in economic conditions and competition in our domestic and export markets. These risks are detailed from time to time in our Securities and Exchange Commission filings. Forward-looking statements speak only as of the date made, and neither the company nor its management undertakes any obligation to update or revise any forward-looking statements. It is likely that if one or more of the risks and uncertainties materializes, the current expectations of the corporation and its management will not be realized.

Overview

    REIT Conversion.  On July 1, 1999, Plum Creek Timber Company, L.P., the former partnership and registrant, converted from a master limited partnership to a corporation that is taxed as a Real Estate Investment Trust ("REIT"). In order to qualify as a REIT, substantially all assets and associated liabilities related to manufacturing operations and harvesting activities and some higher and better use real estate were transferred to several unconsolidated corporate subsidiaries. Following the transfers, Plum Creek Timber Company, Inc., the new corporation and successor registrant, became entitled to approximately 99% of the economic value of the unconsolidated subsidiaries through a combination of preferred stock and nonvoting common stock. The remaining 1% of the economic value and 100% of the voting control of the manufacturing and harvesting subsidiaries were owned by four individuals who were also officers of the corporation at the time of the REIT conversion.

    Purchase of Unconsolidated Subsidiaries.  On January 1, 2001, in connection with an amendment to the Internal Revenue Code, the corporation acquired all of the voting stock of the unconsolidated subsidiaries from certain current officers and one former officer. As a result of this purchase, for the reporting period beginning January 1, 2001 and each reporting period thereafter, the corporation's financial statements will reflect the consolidated results of its timberland operations with those of its manufacturing operations, harvesting activities and its higher and better use real estate activities. Therefore, the financial statements for the quarter and nine months ended September 30, 2001 are not comparable to prior period financial statements. However, in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," the corporation has the same five reportable business segments. Furthermore, except for the reclassification of shipping costs as noted below, the segment disclosure has been prepared on a basis consistent with that of previous year.

    Merger with The Timber Company.  On October 6, 2001, we merged with The Timber Company, with Plum Creek Timber Company, Inc. remaining as the surviving entity. (See Note 11 of the Notes to Financial Statements.) Under the terms of the merger agreement, The Timber Company shareholders received 1.37 shares of Plum Creek stock for each share of Timber Company stock, or approximately 112.7 million shares. Furthermore, Plum Creek assumed approximately 2.8 million Timber Company stock options in connection with the merger, which were converted to approximately 3.8 million options to acquire Plum Creek common stock.

    Additionally, in connection with the merger, Plum Creek replaced approximately $650 million of Georgia-Pacific debt attributed to The Timber Company with third party debt, consisting of $500 million of fixed rate debt and $150 million of variable rate debt. (See Part II, Item 5, for unaudited pro forma condensed financial statements for the fiscal year ended December 31, 2000 and the nine months ended September 30, 2001.)

Results of Operations

    Revenues and expenses for 2000 have been restated in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Revenues have been restated to reclassify shipping costs from revenues to cost of goods sold.

Third Quarter 2001 Compared to Third Quarter 2000

    The following table compares operating income by segment for the quarters ended September 30:

Operating Income by Segment
(In Thousands)

	2001	2000
Northern Resources	$18,614	$20,143
Southern Resources	6,234	8,412
Lumber	2,947	(7,145)
Panel	3,169	2,495
Real Estate	10,906	2,684

Total Segment Operating Income	41,870	26,589
Merger Expenses	(2,706)	(2,178)
Other Costs & Eliminations	(8,530)	(3,632)

Total Combined Operating Income	30,634	20,779
Less Operating Income recognized by Unconsolidated Subsidiaries	—	(68)

Operating Income	$30,634	$20,711

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

    Northern Resources Segment.  Revenues increased by $6.3 million, or 10%, to $70.0 million in the third quarter of 2001, compared to $63.7 million in the third quarter of 2000. This increase was primarily due to higher sawlog sales volume in the Rocky Mountain Region, offset in part by lower sawlog prices in the Rocky Mountain Region and lower sawlog sales volume in the Northeast and Cascade Regions. Sawlog sales volume in the Rocky Mountain Region during the third quarter of 2001 was 73 M cunits, or 55%, higher than during the same period in the prior year primarily due to favorable harvesting conditions. During the third quarter of 2000 harvesting in the Rocky Mountain Region was severely restricted due to one of the worst fire seasons in the past fifty years. Sawlog prices declined in the Rocky Mountain Region by 12% due to weaker demand and an ample supply of logs. The demand for logs decreased as lumber producers were cautious about log inventory levels due to the uncertain lumber markets and the slowing U.S. economy. The supply of logs in the region increased due to salvage operations in connection with timber that was burned during last summer's wildfires. Sawlog sales volume in the Northeast Region decreased by 22% primarily due to production curtailments by Canadian lumber mills as a result of the imposition of a duty by the U.S. Department of Commerce on Canadian lumber shipped to the U.S.

    Northern Resources Segment operating income was 27% of its revenues for the quarter ended September 30, 2001 and 32% for the quarter ended September 30, 2000. This decline was primarily due to lower sawlog prices in the Rocky Mountain Region. Northern Resources Segment costs and expenses increased by $7.9 million, or 18%, to $51.4 million in 2001, compared to $43.5 million in 2000. This increase was primarily due to higher log sales volume in the Rocky Mountain Region.

    Southern Resources Segment.  Revenues decreased by $0.2 million, or 1%, to $21.1 million in the third quarter of 2001, compared to $21.3 million in the third quarter of 2000. This decrease was primarily due to a 22% decline in sawlog prices, offset in part by a 27% increase in pulp log sales volume. Sawlog prices decreased primarily due to weaker demand as a result of lumber mill production curtailments in response to weak lumber markets and concern over the slowing U.S. economy. Pulp log sales volume increased during the third quarter of 2001 primarily due to low mill inventories as a result of wet weather and our ability to hire additional loggers in an environment with shrinking logger capacity.

    Southern Resources Segment operating income was 30% as a percentage of its revenues for the quarter ended September 30, 2001 and 40% for the quarter ended September 30, 2000. This decline was primarily due to lower sawlog prices. Southern Resources Segment costs and expenses increased by $2.0 million, or 16%, to $14.9 million in 2001, compared to $12.9 million in 2000. This increase was primarily due to higher pulp log sales.

    Lumber Segment.  Revenues decreased by $23.6 million, or 32%, to $49.8 million in the third quarter of 2001, compared to $73.4 million in the prior year third quarter. Excluding revenues associated with our Southern lumber facilities that were sold in December 2000, revenues increased by $1.8 million, or 4%, to $49.8 million, compared to $48.0 million in the third quarter of 2000. This increase of $1.8 million was primarily due to higher lumber prices. Dimension lumber prices improved by approximately 11% primarily due to continued strong demand, production curtailments and the imposition of a duty on Canadian lumber. Housing starts through the first nine months of 2001 have remained strong, increasing by 2% over the same period in the prior year. North American lumber production has declined by approximately 7% primarily due to mill curtailments. Finally, the U.S. Department of Commerce imposed interim countervailing and antidumping duties on Canadian lumber shipments to the U.S. However, despite the strong housing market and production curtailments, lumber prices fell sharply late in the third quarter due to the slowing U.S. economy and declining consumer confidence. Board prices improved by approximately 8% primarily due to numerous board producers switching to dimension lumber during the second and third quarter as a result of favorable prices. (Approximately 50% of our lumber sales are board products.)

    Excluding our Southern lumber operations which were sold in December 2000, Lumber Segment operating income was $2.9 million for the quarter ended September 30, 2001, compared to an operating loss of $4.4 million for the third quarter of 2000. This change in operating income of $7.3 million was primarily due to lower log costs and higher lumber prices. Lumber Segment costs and expenses decreased by $33.7 million, or 42%, to $46.9 million in the third quarter of 2001, compared to $80.6 million in the same quarter of 2000. Excluding costs and expenses associated with our Southern lumber facilities, costs and expenses decreased by $5.5 million, or 10%, to $46.9 million, compared to $52.4 million in the third quarter of 2000. This decrease in costs is primarily due to lower log costs as a result of production curtailments and an ample supply of logs.

    Panel Segment.  Revenues increased by $0.3 million, or 1%, to $39.5 million in the third quarter of 2001, compared to $39.2 million in the third quarter of 2000. This increase is primarily due to a 7% increase in plywood sales prices, offset in part by a 9% decline in MDF sales volume. Plywood sales prices were higher primarily as a result of our efforts to focus on higher margin products. MDF sales volume decreased primarily due to a temporary decline in production in connection with the construction of our new thin-board line.

    Panel Segment operating income was 8% as a percentage of its revenues for the quarter ended September 30, 2001 and 6% for the quarter ended September 30, 2000. Panel Segment costs and expenses decreased by $0.4 million, or 1%, to $36.3 million for the third quarter of 2001, compared to $36.7 million for the same period in 2000.

    Real Estate Segment.  Revenues increased by $9.8 million, or 306%, to $13.0 million in the third quarter of 2001, compared to $3.2 million in the third quarter of 2000.

    Real Estate Segment operating income was 84% as a percentage of its revenues for the quarters ended September 30, 2000 and 2001. Real Estate Segment costs and expenses increased by $1.6 million, to $2.1 million in the third quarter of 2001, compared to $0.5 million in the same period of 2000.

    Other Costs and Eliminations.  Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased combined operating income by $8.5 million in the third quarter of 2001, compared to $3.6 million in the third quarter of 2000. This change of $4.9 million is primarily due to higher intercompany profit elimination of $2.1 million and an incentive compensation accrual adjustment during the third quarter of 2000. Intercompany log profit of $2.5 million was eliminated during the third quarter of 2001, compared to eliminating $0.4 million during the third quarter of 2000. This increase was primarily due to higher internal log sales to our mills in the Rocky Mountain Region during the third quarter of 2001. Internal log sales during the third quarter of 2000 were severely limited due to one of the worst fire seasons in 50 years. The profit on intercompany log sales is deferred until our lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized. Corporate expenses for the third quarter of 2000 included a $1.9 million adjustment related to our 2000 accrual for incentive compensation due to below budget operating performance.

    Interest Expense.  Interest expense increased by $3.2 million, or 28%, to $14.7 million, for the quarter ended September 30, 2001, compared to $11.5 million for the quarter ended September 30, 2000. This increase was primarily due to consolidating the assets and liabilities of the manufacturing operations, harvesting activities and some higher and better use real estate as of January 1, 2001. (See Note 1 of the Notes to Financial Statements.) At January 1, 2001, the long-term debt associated with the manufacturing operations, harvesting activities and some higher and better use real estate was $149 million.

Nine Months Ending 2001 Compared to Nine Months Ending 2000

    The following table compares operating income by segment for the nine months ended September 30:

Operating Income by Segment
(In Thousands)

	2001	2000
Northern Resources	$42,773	$61,962
Southern Resources	12,910	21,771
Lumber	3,716	(6,539)
Panel	7,124	8,423
Real Estate	56,433	23,424

Total Segment Operating Income	122,956	109,041
Merger Expenses	(7,733)	(2,178)
Other Costs & Eliminations	(10,390)	(9,453)

Total Combined Operating Income	104,833	97,410
Less Operating Income recognized by Unconsolidated Subsidiaries	—	(4,407)

Operating Income	$104,833	$93,003

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

    Northern Resources Segment.  Revenues decreased by $18.7 million, or 10%, to $170.3 million in the first nine months of 2001, compared to $189.0 million in the same period of 2000. This decrease was primarily due to lower sawlog prices in the Rocky Mountain Region, lower sawlog sales volume in the Northeast Region and lower sawlog prices in the Cascade Region, offset in part by higher sawlog sales volume in the Rocky Mountain Region. Sawlog prices in the Rocky Mountain Region declined by 13% due to weaker demand and an ample supply of logs. The demand for logs decreased as lumber producers were cautious about log inventory levels due to the uncertain lumber markets and the slowing U.S. economy. The supply of logs in the region has increased due to salvage operations in connection with timber that was burned during last summer's wildfires. Sawlog sales volume in the Northeast Region was 24% lower primarily due to production curtailments by Canadian lumber mills as a result of the imposition of a duty by the U.S. Department of Commerce on Canadian lumber shipped to the U.S. Sawlog sales volume in the Rocky Mountain Region during the first nine months of 2001 was 36 M cunits, or 9%, higher than during the same period in the prior year primarily due to favorable harvesting conditions. During the third quarter of 2000, harvesting in the Rocky Mountain Region was severely restricted due to one of the worst fire seasons in the past fifty years.

    Northern Resources Segment operating income was 25% as a percentage of its revenue for the nine months ended September 30, 2001 and 33% for the nine months ended September 30, 2000. This decline was primarily due to lower sawlog prices in the Rocky Mountain Region. Northern Resources Segment costs and expenses increased by $0.4 million to $127.5 million in 2001, compared to $127.1 million in 2000 primarily due to higher sales volume in the Rockies Region, offset in part by lower sawlog sales volume in the Northeast Region.

    Southern Resources Segment.  Revenues decreased by $8.8 million, or 15%, to $50.0 million in the first nine months of 2001, compared to $58.8 million in the same period of 2000. This decrease was primarily due to a 24% decline in sawlog prices. Sawlog prices decreased primarily due to weaker demand as a result of lumber mill production curtailments in response to weak lumber markets and concern over the slowing U.S. economy.

    Southern Resources Segment operating income was 26% as a percentage of its revenue for the nine months ended September 30, 2001 and 37% for the nine months ended September 30, 2000. This decline is primarily due to lower sawlog prices. Southern Resources Segment costs and expenses remained unchanged from $37.1 million in 2000.

    Lumber Segment.  Revenues decreased by $101.0 million, or 41%, to $145.4 million during the first nine months of 2001, compared to $246.4 million in the prior year nine months. Excluding revenues associated with our Southern lumber facilities that were sold in December 2000, revenues decreased by $19.7 million, or 12%, to $145.4 million, compared to $165.1 million in the first nine months of 2000. This decrease of $19.7 million was primarily due to a 7% decrease in sales volume, a 5% decrease in lumber prices and a $2 million decline in revenues from wood chips. While dimension lumber prices during the first nine months of 2001 were generally comparable to prices during the same period in the prior year, board prices decreased by 7%. In contrast to third quarter board prices, board prices during the first nine months of 2001 weakened due to falling demand and increased supply. Demand declined due to weaker consumer confidence and lower repair and remodeling activity. Supply increased due to higher imports as a result of the strong U.S. dollar and increased substitution for MDF. (Approximately 50% of our lumber sales are board products.) Lumber sales volume decreased primarily due to production curtailments of boards as a result of weak prices. Revenues from wood chips decreased primarily due to depressed paper markets.

    Excluding our Southern lumber operations which were sold in December 2000, Lumber Segment operating income was $3.7 million for the nine months ended September 30, 2001, compared to an operating loss of $2.2 million for the nine months of 2000. This change in operating income of $5.9 million was primarily due to lower log costs, offset in part by lower lumber and wood chip prices. Lumber Segment costs and expenses decreased by $111.2 million, or 44%, to $141.7 million for the nine months ended 2001, compared to $252.9 million in the same period of 2000. Excluding costs and expenses associated with our Southern lumber facilities, costs and expenses decreased by $25.7 million, or 15%, to $141.7 million, compared to $167.4 million in the third quarter of 2000. This decrease of $25.7 million was primarily due to lower sales volume and log costs. Log costs have declined primarily due to production curtailments and an ample supply of logs.

    Panel Segment.  Revenues decreased by $9.9 million, or 8%, to $117.2 million for the first nine months of 2001, compared to $127.1 million for the same period of 2000. This decrease is primarily due to a 9% decline in plywood sales volume and a 7% decline in MDF sales volume. Plywood sales volume declined primarily due to production curtailments as a result of our efforts to focus on higher margin products. MDF sales volume decreased primarily due to a temporary decline in production in connection with the start-up of our new thin-board line.

    Panel Segment operating income was 6% as a percentage of its revenues for the nine months ended September 30, 2001, and 7% for the same period in 2000. Panel Segment costs and expenses decreased by $8.6 million, or 7%, to $110.1 million in the first nine months of 2001, compared to $118.7 million in the nine months ended September 30, 2000. This decrease was primarily due to lower plywood log costs and a reduction in plywood and MDF sales volume.

    Real Estate Segment.  Revenues increased by $40.8 million to $67.1 million for the first nine months of 2001, compared to $26.3 million for the same period of 2000. Revenues for 2001 include proceeds of $7.4 million for higher and better use real estate that was sold as part of the approximately

44,000 acre sale of timberlands in southwest Washington and $12.0 million for conservation easements. (See Note 3 of the Notes to Financial Statements.)

    Real Estate Segment operating income was 84% as a percentage of its revenues for the nine months ended September 30, 2001, and 89% for the same period in 2000. Real Estate Segment costs and expenses increased by $7.8 million to $10.7 million during the nine months ended September 30, 2001, compared to $2.9 million in the same period of 2000.

    Other Costs and Eliminations.  Other Costs and Eliminations (which consists of corporate overhead, intercompany log profit elimination and the change in the LIFO reserve) decreased operating income by $10.4 million in the first nine months of 2001, compared to $9.5 million in 2000. This change of $0.9 million is primarily due to the change in LIFO reserve.

    Interest.  Interest expense increased by $10.9 million, or 31%, to $46.1 million, for the nine months ended September 30, 2001, compared to $35.2 million for the nine months ended September 30, 2000. This increase was primarily due to consolidating the assets and liabilities of the manufacturing operations, harvesting activities and some higher and better use real estate as of January 1, 2001. (See Note 1 of the Notes to Financial Statements.) At January 1, 2001, the long-term debt associated with the manufacturing operations, harvesting activities and some higher and better use real estate was $149 million.

    Interest income increased by $1.4 million to $5.3 million for the nine months ended September 30, 2001, compared to $3.9 million for the nine months ended September 30, 2000. Interest income is higher due to the temporary investing of the proceeds from the sale of our Southern lumber manufacturing operations in December 2000 for $60 million plus working capital and $54 million from the sale of approximately 44,000 acres of timberlands in Washington State in March 2001. These proceeds are temporarily invested until they are re-deployed in our business.

    Taxes.  Income tax expense for the nine months ended September 30, 2001 was $5.9 million. This expense relates to the income from our manufacturing operations, harvesting activities and some higher and better use real estate sales, which are conducted through taxable REIT subsidiaries. Prior to January 1, 2001, these operations were conducted through unconsolidated corporate subsidiaries. (See Note 1 of the Notes to Financial Statements.) The unconsolidated subsidiaries recorded a tax benefit of $5.4 million for the nine months ended September 30, 2000. (See Note 4 of the Notes to Financial Statements.) This change of $11.3 million is primarily due to higher real estate sales, improved earnings from our lumber operations, and lower interest expense during the first nine months of 2001, compared to the same period in the prior year.

Financial Condition and Liquidity

    Net cash provided by operating activities totaled $121.9 million for the first nine months of 2001 and $110.5 million for the first nine months of 2000. As a result of reporting the manufacturing and harvesting activities and higher and better use real estate on a consolidated basis effective January 1, 2001, the net cash provided by operating activities for 2001 is not comparable with the net cash provided by operating activities in 2000 for the following reasons:

  •
  During 2000, substantially all of the working capital changes were reflected on the books of the unconsolidated subsidiaries. However, working capital changes indirectly affected the corporation through its advances to/from the unconsolidated subsidiaries.

  •
  Also during 2000, the corporation's share of equity earnings from the unconsolidated subsidiaries was not reflected in its net cash provided by operating activity until the earnings were distributed as a common or preferred stock dividend.

    On March 29, 2001, we sold approximately 44,000 acres of timberlands near Kelso, Washington to Pope Resources, a Delaware Limited Partnership, for approximately $54 million. The sale resulted in approximately $5.8 million of operating income (the portion of the sales proceeds related to higher and better use real estate) and $24.7 million of gain on sale of assets. As of October 9, 2001 all of the proceeds from the sale have been used to reduce outstanding indebtedness or to invest in our timberlands.

    At September 30, 2001, our unsecured line of credit allowed for borrowings from time to time of up to $125 million for general corporate purposes, including up to $20 million of standby letters of credit. The line of credit had a floating rate of interest. As of September 30, 2001, $123.0 million was outstanding under the line of credit. On October 9, 2001, in connection with our merger with The Timber Company, this line of credit was replaced with a new line of credit.

    On October 6, 2001, we consummated our merger with The Timber Company. In connection with the merger we issued approximately 112.7 million shares and 3.8 million stock options, and replaced the Georgia-Pacific debt that was allocated to The Timber Company of approximately $650 million with third party debt. The $650 million of debt was replaced with $500 million of fixed rate debt and $150 million of variable rate debt. The terms of our new debt and line of credit established in connection with the merger are as follows:

  Fixed Rate Debt:

Principal Amount	Interest Rate	Maturity Date
$55 million	6.96%	Oct. 1, 2006
$75 million	7.25%	Oct. 1, 2008
$295 million	7.66%	Oct. 1, 2011
$75 million	7.76%	Oct. 1, 2013

  Variable Rate Debt:

    The variable rate debt consists of $700 million of bank credit facilities comprised of:

  (1)
  Term facility of $100 million, maturing on Sept. 30, 2002, with interest rate based on LIBOR plus 1.5% (or current rate of 3.3%).

  (2)
  Revolving line of credit available up to $600 million for general corporate purposes, maturing on Sept. 30, 2005, with interest rate based on LIBOR plus 1.5% (or current rate of 3.3%).

At October 31, 2001, we have $600 million available under our new line of credit.

    Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and payment of cash dividends. In addition, our new line of credit requires that we maintain an interest coverage ratio and maximum leverage ratio. We were in compliance with all of our borrowing agreement covenants as of September 30, 2001. If market conditions experienced during the twelve months ended September 30, 2001 were to persist for an extended period of time, our debt agreements would restrict our ability to maintain our current dividend level.

    Cash required to meet the corporation's financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year.

    As a part of the merger, we issued approximately 112.7 million shares of Plum Creek stock. As a result, the dividend distribution for the third quarter will be $104 million compared to $39 million for the second quarter. We will distribute to our stockholders $0.57 per share for the third quarter of 2001, payable on November 30, 2001 to stockholders of record as of November 16, 2001. Furthermore, we anticipate that the regular dividend for the fourth quarter of 2001 (which has historically been paid in February) will be accelerated and paid prior to December 31, 2001. This dividend is being accelerated as a result of our merger with The Timber Company and the REIT requirement under the Internal Revenue Code that all earnings and profits inherited in connection with a merger must be distributed by the end of the year. Additionally, as a result of this requirement, a portion of the distribution that would otherwise be a return of capital or capital gain to our stockholders will be ordinary income for Federal income tax purposes.

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

Capital Expenditures

    Capital expenditures for the first nine months of 2001 totaled $66.0 million, compared to $39.7 million for the corporation and its unconsolidated subsidiaries for the same period in 2000. Total 2001 capital expenditures are expected to be approximately $80 million. Planned capital expenditures include approximately $58 million (which includes $4 million of capitalized interest) for the completion of the construction of a thin-board production line being added to our existing medium density fiberboard facility in Columbia Falls, Montana, $3 million for replacement and equipment upgrades in our manufacturing facilities and $20 million for logging roads, reforestation and other expenditures associated with the planting and growing of trees. (See Capital Expenditures in Part I, Item 2 in The Timber Company section of this Form 10-Q for a discussion of the capital expenditures for The Timber Company for the nine months ended September 30, 2001 and the total expected capital expenditures during 2001. The discussion for The Timber Company does not include the amounts presented for Plum Creek.)

Other Information

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144—"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 will replace SFAS 121—"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is currently evaluating the requirements of SFAS 144.

    In August 2001, the Financial Accounting Standards Board issued SFAS 143—"Accounting for Asset Retirement Obligations." SFAS 143 addresses recording the fair value of a liability for an asset retirement obligation in the period in which it is occurred. The provisions of SFAS 143 shall be applied in fiscal years beginning after June 15, 2002. Management is currently evaluating the requirements of SFAS 143.

    In July 2001, the Financial Accounting Standards Board issued SFAS 142—"Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS 142 shall be applied in fiscal years beginning after

December 15, 2001, except that certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company has adopted the provisions of SFAS 142 in connection with the merger with The Timber Company.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141—"Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and is effective for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has adopted the provisions of SFAS 141 in connection with the merger with The Timber Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Approximately $688 million of the long-term debt of the corporation bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2001, was LIBOR plus 0.55% (4.3%), however, this rate could range from LIBOR plus 0.35% to LIBOR plus 0.875% depending on our financial results. See Note 11 of the Notes to Financial Statements for details of debt issued in connection with the merger with The Timber Company.

September 30, 2001: Long-term debt, including current portion	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
Fixed rate debt	$118	$27,459	$27,495	$27,535	$27,576	$577,317	$687,500	$721,700
Avg. interest rate	8.8%	8.7%	8.6%	8.5%	8.4%	8.2%
Variable rate debt	$123,000						$123,000	$123,000

PART II

ITEM 1. LEGAL PROCEEDINGS

    As part of its environmental compliance program, the company has undertaken an historical review of capital improvement projects at its Montana manufacturing facilities to evaluate compliance with the Clean Air Act. The review led to the discovery of four potential violations resulting from projects at the Columbia Falls and Evergreen facilities that occurred between 1988 and 1992. In 2001, the company voluntarily disclosed this information to the Environmental Protection Agency ("EPA") under its Voluntary Disclosure and Cooperation Policy ("EPA Policy"), and to the state of Montana Department of Environmental Quality ("Montana DEQ") under the Montana Voluntary Disclosure Act ("Montana Act"). On meeting specified conditions and subject to the nature and seriousness of the offenses, both the EPA Policy and the Montana Act provide for the reduction and/or the elimination of any penalty.

    The company is presently in discussions with the Montana DEQ and EPA to resolve the agencies' response to the company's voluntary disclosures. The company has provided additional requested information and will submit applications to resolve permitting and control equipment issues. The company, however, cannot predict whether it will be required to pay any monetary penalties or whether it will be required to install any additional pollution control equipment.

    There is no pending or threatened litigation involving the corporation that we believe would have a material adverse effect on the corporation's financial position, results of operations or liquidity.

Items 2 and 3 of Part II are not applicable and have been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 15, 2001 the corporation held a Special Meeting of Stockholders to vote on: (a) a proposal to approve the Agreement and Plan of Merger dated as of July 18, 2000, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of June 12, 2001, by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation and six subsidiaries of Georgia-Pacific Corporation, and the transactions contemplated thereby; (b) a proposal to approve the transfer of all, or substantially all, of the assets acquired pursuant to the Agreement and Plan of Merger to one or more of the corporation's subsidiaries; and (c) a proposal to approve an amendment to the corporation's certificate of incorporation to eliminate the classified board of directors. The proposal to approve the Agreement and Plan of Merger and the transactions contemplated thereby was approved by the corporation's stockholders with 47,146,393 votes "For" (including 634,566 shares of the corporation's special voting stock), 880,838 votes "Against" and 377,778 abstentions. The proposal to approve the transfer of all, or substantially all, of the assets acquired pursuant to the Agreement and Plan of Merger to one or more of the corporation's subsidiaries was approved by the corporation's stockholders with 46,085,334 votes "For" (including 634,566 shares of the corporation's special voting stock), 1,872,104 votes "Against" and 447,570 abstentions. The proposal to approve an amendment to the corporation's certificate of incorporation to eliminate the classified board of directors was approved by the corporation's stockholders with 46,917,911 votes "For" (including 634,566 shares of the corporation's special voting stock), 926,366 votes "Against" and 560,729 abstentions.

ITEM 5. OTHER

UNAUDITED COMBINED PRO FORMA CONDENSED FINANCIAL STATEMENTS

    Plum Creek Timber Company, Inc. and Georgia-Pacific Corporation have combined Georgia-Pacific's timber and timberlands business, which will be referred to as "The Timber Company," with Plum Creek through a merger of six wholly owned subsidiaries of Georgia-Pacific ("Subsidiaries"). The following unaudited combined pro forma condensed financial statements reflect the mergers of The Timber Company with and into Plum Creek. The shareholders of both The Timber Company and Plum Creek approved the proposed mergers on August 15, 2001. The mergers were consummated on October 6, 2001. The unaudited combined pro forma condensed balance sheet assumes the mergers occurred on September 30, 2001. The unaudited combined pro forma condensed statements of income assumes the mergers occurred on January 1, 2000.

    Plum Creek converted from a master limited partnership to a corporation on July 1, 1999 and has elected to be treated for Federal income tax purposes as a REIT. In order to qualify as a REIT effective July 1, 1999, Plum Creek transferred some of its assets and associated liabilities related to its manufacturing operations, harvesting activities, and some higher and better use real estate activities to several unconsolidated subsidiaries in exchange for preferred stock and nonvoting common stock. The voting stock of the unconsolidated subsidiaries was held by three officers and a former officer of Plum Creek.

    Due to a tax law change that permits Plum Creek to own 100% of the securities in its unconsolidated subsidiaries, on January 1, 2001 Plum Creek purchased the voting stock of the unconsolidated subsidiaries. As a result of such purchase, Plum Creek has consolidated for financial reporting purposes its manufacturing operations, harvesting activities, and its higher and better use real estate activities with its timberland operations as of and for the nine months ended September 30, 2001. Additionally, the unaudited combined pro forma condensed statement of income for the year ended December 31, 2000 has been prepared on the basis of Plum Creek consolidating these operations.

    The mergers have been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations." Plum Creek is the surviving entity and issued approximately 113 million shares, or 62% of the outstanding shares, to the former holders of Timber Company common stock. As a result, the mergers have been accounted for as a reverse acquisition with The Timber Company treated as the acquiring company for financial reporting purposes.

    Following the consummation of the mergers, Plum Creek has conformed its accounting policies to those of the acquiring company—The Timber Company. However, upon consummation of the mergers, The Timber Company changed its accounting for certain reforestation costs to the method used by Plum Creek, which is considered preferable for the merged companies. The unaudited pro forma condensed consolidated financial statements have been prepared on that basis. The cumulative effect for the above accounting policy change has not been reflected in the unaudited pro forma condensed consolidated financial statements because The Timber Company does not have the information available to compute the cumulative effect of the change in accounting for reforestation costs net of depletion over the prior harvest cycle of approximately 30 years.

    The unaudited combined pro forma condensed financial statements are not necessarily indicative of the operating results or financial position that would have been achieved had the mergers occurred on the indicated dates, and should not be construed as representative of future operating results or financial position.

    The unaudited combined pro forma condensed financial statements and the accompanying notes should be read in conjunction with the historical financial statements and related notes of The Timber Company and Plum Creek.

PLUM CREEK TIMBER COMPANY, INC.
UNAUDITED COMBINED PRO FORMA CONDENSED
STATEMENT OF INCOME
For the Year Ended December 31, 2000

				Pro Forma Adjustments
	The Timber Company Historical(a)		Plum Creek Historical(b)	Plum Creek Consolidation(d)		Merger Transaction		Plum Creek Combined Pro Forma (surviving entity)
	(Dollars in thousands, except per share data)
Revenues	$394,000		$209,054	$504,494	(e)	$95,985	(k)	$1,203,533
Costs and Expenses:
Cost of Goods Sold	53,000		68,030	470,912	(e)	49,748 (20,817 95,985	(l) )(m) (k)	716,858
Selling, General and Administrative	38,000		17,514	30,149	(e)	(3,827	)(n)	81,836

Total Costs and Expenses	91,000		85,544	501,061		121,089		798,694
Operating Income	303,000		123,510	3,433		(25,104)		404,839
Interest Expense	(44,000)		(46,834)	(17,712	)(f)	(13,180 (1,154 (3,754	)(o) )(p) )(q)	(126,634)
Gain on Disposition of Assets			49,616	(40	)(g)			49,576
Other Income—Net			4,962	(467	)(h)			4,495

Income before Income Taxes and Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends	259,000		131,254	(14,786)		(43,192)		332,276
(Provision) Benefit for Income Taxes	(97,000)			8,764	(i)	89,461 7,967	(r) (s)	9,192
Equity in Earnings (Loss) of Affiliates and Preferred Stock Dividends			648	(648	)(j)

Net Income	$162,000		$131,902	$(6,670)		$54,236		$341,468

Earnings per Share—Basic	$1.44		$1.91

Earnings per Share Pro Forma—Basic								$1.88

Earnings per Share—Diluted	$1.42		$1.91

Earnings per Share Pro Forma—Diluted								$1.86

Pro Forma Shares Outstanding—Basic								181,909,056	(t)
Pro Forma Shares Outstanding—Diluted								183,139,613	(t)
Shares Outstanding—Basic	112,719,056	(c)
Shares Outstanding—Diluted	113,926,613	(c)
Weighted average number of Shares outstanding
Basic			69,190,000
Diluted			69,213,000

See accompanying Notes to Unaudited Combined Pro Forma Condensed Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
UNAUDITED COMBINED PRO FORMA CONDENSED
STATEMENT OF INCOME
For the Nine Months Ended September 30, 2001

	The Timber Company Historical(a)		Plum Creek Historical(b)	Pro Forma Adjustments		Plum Creek Combined Pro Forma (surviving entity)
	(Dollars in thousands, except per share data)
Revenues	$305,000		$482,530	$68,305	(k)	$855,835
Costs and Expenses:
Cost of Goods Sold	80,000		338,520	51,072 (12,753 68,305	(l) )(m) (k)	525,144
Selling, General and Administrative	28,000		39,177	(7,733	)(n)	59,444

Total Costs and Expenses	108,000		377,697	98,891		584,588
Operating Income	197,000		104,833	(30,586)		271,247
Interest Expense	(30,000)		(46,094)	(5,970 (866 (3,177	)(o) )(p) )(q)	(86,107)
Gain on Disposition of Assets	—		26,785			26,785
Other Income—Net			5,269			5,269

Income before Income Taxes	167,000		90,793	(40,599)		217,194
(Provision) Benefit for Income Taxes	(63,000)		(5,853)	56,163 9,473	(r) (s)	(3,217)

Net Income	$104,000		$84,940	25,037		$213,977

Earnings per Share—Basic	$0.92		$1.23

Earnings per Share ProForma—Basic						$1.18

Earnings per Share—Diluted	$0.91		$1.23

Earnings per Share ProForma—Diluted						$1.17

Pro Forma Shares Outstanding—Basic						181,906,056	(t)
Pro Forma Shares Outstanding—Diluted						183,211,613	(t)
Shares Outstanding—Basic	112,719,056	(c)
Shares Outstanding—Diluted	113,926,613	(c)
Weighted average number of Shares outstanding
Basic			69,187,000
Diluted			69,285,000

See accompanying Notes to Unaudited Combined Pro Forma Condensed Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
UNAUDITED COMBINED PRO FORMA CONDENSED BALANCE SHEET
As of September 30, 2001

	The Timber Company Historical(a)	Plum Creek Historical(b)	Pro Forma Adjustments		Plum Creek Combined Pro Forma (surviving entity)
	(Dollars in thousands)
Assets
Current Assets:
Cash and Cash Equivalents		$140,013			$140,013
Inventories		40,098	$10,627	(u)	50,725
Other Current Assets	$40,000	70,998	(22,396	)(u)	88,602

	40,000	251,109	(11,769)		279,340
Timber and Timberlands—Net	1,202,000	941,024	1,330,939	(u)	3,473,963
Property, Plant and Equipment—Net	18,000	118,620	184,006	(u)	320,626
Other Assets	1,000	60,672	(56,139	)(u)	5,533

Total Assets	$1,261,000	$1,371,425	$1,447,037		$4,079,462

Liabilities
Current Liabilities	$57,000	$74,645			$131,645
Long-Term Debt, including current portion	614,000	810,500	$39,740 35,197	(u) (v)	1,499,437
Deferred Taxes	222,000		29,408 (26,298 (196,188	(u) )(w) )(x)	28,922
Other Liabilities	22,000	12,402			34,402

Total Liabilities	915,000	897,547	(118,141)		1,694,406

Commitments and Contingencies
Capital
Common Stock		692	(692 1,819	)(y) (z)	1,819
Other Stockholders' Equity		473,186	(473,186 1,849,062 344,181 196,188 (6,194)	)(y) (y) (z) (aa) (bb)	2,383,237
Divisional Equity (Difference of Assets over Liabilities)	346,000		(346,000	)(z)	—

Total Liabilities and Stockholders' Equity	$1,261,000	$1,371,425	$1,447,037		$4,079,462

See accompanying Notes to Unaudited Combined Pro Forma Condensed Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO UNAUDITED COMBINED PRO FORMA CONDENSED FINANCIAL STATEMENTS

(a)
See Notes to Combined Financial Statements for basis of presentation of The Timber Company Historical Financial Statements filed on Form 8-K dated October 6, 2001.

(b)
See Notes to Consolidated/Combined Financial Statements for basis of presentation of the Plum Creek Historical Financial Statements filed on Form 10-K.

(c)
Shares Outstanding—Basic for The Timber Company reflects for purposes of accounting, the transfer of the assets and liabilities of The Timber Company to the Subsidiaries followed by the distribution of 82,276,683 Units (whereby a Unit represented one share of common stock of each of the Subsidiaries) in exchange for the redemption of all the outstanding shares of Timber Company common stock. Furthermore, after the redemption but prior to the mergers, holders of the Units received 1.37 shares of Plum Creek shares for each unit, which is accounted for as a 1.37 to 1 stock split.

  Shares Outstanding—Diluted, using the treasury stock method, for The Timber Company includes the dilutive impact of 3,813,035 outstanding options (after adjusting for the 1.37 to 1 stock split) at exercise prices ranging from $15.29 to $18.34 (after adjusting for the 1.37 to 1 stock split).

(d)
Reflects the pro forma adjustments required to conform Plum Creek's Statement of Income for the year ended December 31, 2000 to the financial reporting for the nine months ended September 30, 2001. In order to qualify as a REIT effective July 1, 1999, Plum Creek transferred some of its assets and associated liabilities related to its manufacturing operations, harvesting activities, and some higher and better use real estate activities to several unconsolidated subsidiaries in exchange for preferred stock and nonvoting common stock. The voting stock of the unconsolidated subsidiaries was held by three officers and a former officer of Plum Creek. On January 1, 2001, as a result of a change in tax law, Plum Creek purchased the voting stock of the unconsolidated subsidiaries. As a result, beginning January 1, 2001, Plum Creek has consolidated its manufacturing operations, harvesting activities, and its higher and better use real estate activities with its timberland operations. Therefore, the unaudited combined pro forma condensed statement of income for the year ended December 31, 2000 has been prepared on the basis of Plum Creek consolidating these operations.

(e)
Reflects the increase of revenues and expenses associated with the manufacturing operations, harvesting activities and some higher and better use real estate sales. Following the July 1, 1999 REIT conversion, these activities were conducted by the unconsolidated subsidiaries and were reported as Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends by Plum Creek.

(f)
Reflects the increase in interest expense as a result of consolidating the long-term debt that was transferred to the unconsolidated subsidiaries in connection with the conversion to a REIT.

(g)
Reflects the gain or loss on disposal of excess equipment associated with the manufacturing operations. Following the July 1, 1999 REIT conversion, these amounts were reported by the unconsolidated subsidiaries as a component of Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends by Plum Creek.

(h)
Reflects the decrease in other income-net associated with the manufacturing operations, harvesting activities and some higher and better use real estate activities. Following the July 1, 1999 REIT conversion, these amounts were reported as a component of Equity in Earnings (Loss) of Unconsolidated Subsidiaries and Preferred Stock Dividends by Plum Creek.

(i)
Reflects the income tax benefit associated with the manufacturing operations, harvesting activities and some higher and better use real estate sales. In order to qualify as a REIT, on July 1, 1999

  Plum Creek transferred certain assets and associated liabilities related to its manufacturing operations, harvesting activities, and some higher and better use real estate activities to several unconsolidated corporate subsidiaries. These activities do not generate qualified REIT income, and as a result, are subject to federal and state corporate income tax. Furthermore, a tax law change effective January 1, 2001 which allowed Plum Creek to acquire the voting control of the unconsolidated subsidiaries does not impact the taxability of these activities.

(j)
Reflects the elimination of income from equity affiliates as a result of Plum Creek purchasing the voting stock of the unconsolidated subsidiaries. (See footnote (d)) The equity income of $648 is comprised of the following components (dollars in thousands):

Share of Equity Earnings (Loss)	$(20,666)
Preferred Stock Dividend	15,675
Amortization of Difference Between Carrying Amount and Share of Underlying Equity	5,639

$648

  As a result of presenting the unconsolidated subsidiaries on a consolidated basis, the Share of Equity Loss and Preferred Stock Dividend is reflected in the above amounts, e.g., Revenues, Costs and Expenses, etc. However, the amortization of the difference between Plum Creek's investment in its unconsolidated subsidiaries and Plum Creek's share of equity in the unconsolidated subsidiaries has been eliminated and is not reflected in the above amounts. This difference arose as a result of certain timber and timberlands being sold to the unconsolidated subsidiaries prior to the July 1, 1999 REIT conversion. For financial reporting purposes, this sale was recorded as a capital contribution. In connection with the purchase of the voting stock, this basis difference was eliminated.

(k)
To conform the presentation of The Timber Company's revenues from higher and better use real estate sales for consistency with Plum Creek's presentation.

(l)
For the year ended December 31, 2000, reflects higher depletion expense of $16.2 million, higher cost of goods sold for real estate sales of $22.8 million, and higher depreciation expense related to manufacturing operation of $10.8 million in connection with the step-up in basis of Plum Creek's assets and liabilities related to the purchase price allocation.

  For the nine months ended September, 2001, reflects higher depletion expense of $13.0 million, higher cost of goods sold for real estate sales of $29.3 million, and higher depreciation expense related to manufacturing operation of $8.8 million in connection with the step-up in basis of Plum Creek's assets and liabilities related to the purchase price allocation.

(m)
Reflects the change in accounting policy as of January 1, 2000 for The Timber Company with respect to certain reforestation costs. Prior to the mergers, The Timber Company capitalized site preparation and planting costs but generally expensed all silviculture costs (primarily fertilization and herbicide application) after a timber stand was established. In connection with the mergers, The Timber Company changed its accounting for capitalized reforestation costs to the method used by Plum Creek. Therefore, the pro forma income statements have been prepared as if The Timber Company adopted Plum Creek's capitalization method as of January 1, 2000. The adjustment for the year ended December 31, 2000 reflects the capitalization of $20.8 million of reforestation costs that were previously expensed by The Timber Company. The adjustment for the nine months ended September 30, 2001 reflects the capitalization of $13.2 million of reforestation costs that were previously expensed by The Timber Company less higher depletion of $0.4 million as a result of the additional reforestation costs capitalized in 2000.

(n)
Reflects the elimination of merger-related costs which have been expensed in Plum Creek's historical financial statements due to their nonrecurring nature. Plum Creek's total estimated merger-related costs of approximately $24.2 million have not been reflected in the combined pro forma statements of income due to their nonrecurring nature. The Timber Company's estimated merger-related costs of approximately $20.8 million have been included in the purchase price allocation. Merger related costs include estimated allowances for legal, investment advisory, tax and financial advisory, solicitation, printing, filing fees, deed transfer and other costs.

(o)
Reflects additional interest expense associated with increased borrowings under Plum Creek's line of credit for the following:

      Merger Related Expenses (See footnote (n))

      Income Taxes on Deferred Gains (See footnote (w))

      Present Value of Installment Notes Deferred Taxes

      Purchase of Spin-Off Tax Liability Insurance

  For more information regarding the Installment Notes Deferred Taxes and Spin-Off Tax Liability Insurance see Note 1 of the Notes to Combined Financial Statements for The Timber Company.

(p)
Reflects the increase in interest expense associated with amortizing a discount over the life of Plum Creek's debt. In connection with the assumed January 1, 2000 purchase price allocation, a discount of $12.8 million was recorded to adjust Plum Creek's long-term debt to its fair value.

(q)
Reflects the net increase in interest expense as a result of Georgia-Pacific's assumption of installment notes receivable and related indebtedness and the refinancing of The Timber Company debt in connection with the mergers. The first $500 million of allocated debt was refinanced with fixed-rate debt, and the debt in excess of $500 million was refinanced with variable-rate debt. Summarized below are the terms of the debt that was issued to refinance the allocated debt:

    Fixed Rate Debt

Principal Amount	Interest Rate	Maturity Date
$ 55 million	6.96%	Oct. 1, 2005
$ 75 million	7.25%	Oct. 1, 2008
$295 million	7.66%	Oct. 1, 2011
$ 75 million	7.76%	Oct. 1, 2013

    Variable Rate Debt

    The variable rate debt will consist of $700 million of bank credit facilities comprised of:

    (1)
    Term facility of $100 million, maturing on Sept. 30, 2002, with interest rate based on LIBOR plus 1.5% (or current rate of 3.3%).

    (2)
    Revolving line of credit available up to $600 million, maturing on Sept. 30, 2005, with interest rate based on LIBOR plus 1.5% (or current rate of 3.3%).

(r)
Reflects the reduction in The Timber Company's corporate income tax expense as a result of the mergers into Plum Creek, a REIT. A REIT is generally not subject to corporate-level income tax if it satisfies certain requirements. However, Plum Creek (the surviving entity), will generally be subject to the corporate-level income tax ("built-in gains tax") to the extent it disposes of certain property of The Timber Company that it acquired in the mergers during the ten-year period following the mergers. The built-in gains tax only applies to gains from such asset sales to the extent the fair value of the property exceeds its tax basis at the date of the mergers. The built-in gains tax will not apply to income generated from the harvesting and sale of trees. For the year ended December 31, 2000, The Timber Company had approximately $19.3 million of timberland sales that would have been subject to the built-in gains tax and approximately $17.5 million of timberland sales for the nine months ended September 30, 2001. The pro forma income tax provision was calculated using a combined Federal and state statutory tax rate of 39%.

  Furthermore, in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a one-time benefit of approximately $196 million will be recorded during the fourth quarter of 2001 as a result of the Subsidiaries being merged into a REIT. The benefit of approximately $196 million represents the elimination of a deferred tax liability associated with temporary differences primarily related to timberlands that are not expected to be disposed of in a transaction subject to built-in gains tax during the ten-year period following the mergers. This tax benefit has not been included in the combined pro forma statements of income due to its nonrecurring nature, and as a result, has been credited directly to Other Stockholders' Equity.

(s)
Reflects the increase in income tax benefit as a result of the basis step-up of Plum Creek's assets due to the purchase price allocation.

(t)
Pro Forma Shares Outstanding—Basic reflects for accounting purposes, the 112,719,056 shares issued to the holders of Timber Company common stock in exchange for the redemption by Georgia-Pacific of Timber Company common stock after the 1.37 to 1 stock split plus the 69,187,000 shares (net of 19,575 restricted shares) as of September 30, 2001 or 69,190,000 shares (net of 19,575 restricted shares) as of December 31, 2000 that would have been issued to the stockholders of Plum Creek in connection with the mergers.

  Pro Forma Shares Outstanding—Diluted reflects the dilutive impact of 3,813,035 outstanding options of The Timber Company (after adjusting for the 1.37 to 1 stock split) at exercise prices ranging from $15.29 to $18.34 (after adjusting for the 1.37 to 1 stock split) plus the dilutive impact of Plum Creek's long-term incentive plans.

(u)
Reflects the increase (decrease) in Plum Creek's assets and liabilities to their fair value in connection with the merger of each of the Subsidiaries with Plum Creek. The mergers are being accounted for as a purchase of Plum Creek's assets and liabilities by The Timber Company. The approximate purchase price of $1.87 billion is based on The Timber Company acquiring all of Plum Creek's 69,206,575 outstanding shares and 583,700 outstanding options at the approximate fair value of Plum Creek's stock as of the July 18, 2000 announcement date plus approximately $20.8 million of merger related costs. The approximate purchase price of $1.87 billion has been allocated among the assets and liabilities of Plum Creek based on their approximate fair value as follows:

Assets acquired:
Cash and Cash Equivalents	$140,013
Other Current Assets	117,472
Timber and Timberlands	2,271,963
Property, Plant and Equipment	302,626
Other Assets	4,533

Total Assets	$2,836,607
Liabilities assumed:
Current Liabilities	$74,645
Long-Term Debt	850,070
Other Liabilities	41,810

Total Liabilities	$966,525

  The above allocation is based on preliminary estimates made by Plum Creek's management of the fair value of assets acquired and liabilities assumed, which are subject to refinement as appraisals are completed and additional information becomes available.

  The basis step-up allocated to the timber and timberlands will result in higher depletion over the growth cycle of the particular stands or higher basis in connection with real estate sales. The basis step-up allocated to the manufacturing assets will result in higher depreciation expense. The manufacturing assets are generally depreciated over ten years. The basis adjustment allocated to the long-term debt represents a premium based on interest rates at September 30, 2001 and will be amortized over the remaining life of the debt.

(v)
Reflects the increase in the amount borrowed under Plum Creek's line of credit for the following:

Merger Related Costs (See footnote (n))	$ 3 million
Income Taxes on Deferred Gains (See footnote (w))	$26 million
Severance Payments (See footnote (bb))	$ 6 million

  The merger costs represent unpaid estimated merger costs to be incurred by The Timber Company in connection with the merger.

(w)
Represents a decrease in the deferred tax liability and a corresponding increase in current taxes payable primarily due to deferred intercompany gains that for tax purposes are recognized in connection with the merger. For pro forma purposes it is assumed that the payment of these taxes is funded by increased borrowings under Plum Creek's line of credit.

(x)
Represents the reduction of deferred income taxes as a result of each of the Subsidiaries merging into an entity that has elected to be subject to tax as a REIT under section 856 of the Internal Revenue Code. As a REIT, Plum Creek is generally not subject to corporate-level income tax. However, to the extent certain of The Timber Company assets are disposed of in a taxable transaction during the ten-year period following the mergers, Plum Creek will be subject to the corporate-level income tax. The corporate-level tax only applies to gains from such asset sales to the extent the fair value of the property exceeds its tax basis at the date of the mergers. (See footnote (r))

(y)
Reflects the elimination of Plum Creek's historical equity and the issuance of 69,206,575 shares, at an average price of approximately $26.6875 per share, to the stockholders of Plum Creek in connection with the mergers. Also reflects a value of $1.7 million associated with the 583,7000 stock options issued to Plum Creek option holders.

(z)
For accounting purposes, represents the recapitalization of The Timber Company to reflect the issuance of 82,276,683 shares to the holders of Timber Company common stock in exchange for the redemption of Timber Company common stock, the 1.37 to 1 stock split immediately prior to the mergers and the 69,206,575 shares issued in connection with the purchase of Plum Creek. The par value for the 181,925,631 shares being issued in connection with the recapitalization and mergers is $0.01 per share, or approximately $1.8 million.

(aa)
Reflects the one-time tax benefit that was recognized by The Timber Company upon the consummation of the mergers. For pro forma presentation the benefit is credited directly to Other Stockholders' Equity due to the nonrecurring nature of this adjustment. This benefit will be reflected in the statement of income during the fourth quarter ending December 31, 2001. (See footnotes (r) and (x))

(bb)
Reflects the direct charge to Other Stockholders' Equity for estimated non-recurring severance costs. This expense will be reflected in the statement of income during the fourth quarter ending December 31, 2001. (See footnote (v))

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

    Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.

  INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit
2.2	Amended and Restated Agreement and Plan of Conversion, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc., Plum Creek Timber Company, L.P. and Plum Creek Management Company, L.P. (Form S-4, Registration No. 333-71371, filed January 28, 1999).
2.3	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, L.P., Plum Creek Acquisitions Partners, L.P. and Plum Creek Timber Company, Inc. (Form S-4, Registration No. 333-71371, filed January 28, 1999).
2.4	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek Management Company, L.P. (Form S-4, Registration No. 333-71371, filed January 28, 1999).
2.5	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, dated July 18, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, dated June 12, 2001).
3.1	Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 8-K, dated October 6, 2001).
3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form 8-K, dated October 6, 2001).
3.3	Certificate of Amendment to Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 8-K, dated October 6, 2001).
4.4	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.
4.5	Senior Note Agreement, dated as of October 9, 2001, $55,000,000 Series H due October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Form 8-K, dated October 6, 2001).
10.14	Credit Agreement, dated as of October 3, 2001, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, First Union National Bank and The Bank of Tokyo-Mitsubishi, Ltd., Portland Branch, as Syndication Agents, Suntrust Bank, ScotiaBanc Inc. and Northwest Farm Credit Services, PCA, as Documentation Agents, the Other Financial Institutions Party Thereto and Banc of America Securities LLC and First Union Securities, Inc., as Arrangers. (Form 8-K, dated October 6, 2001).

b)  Reports on Form 8-K

    The corporation filed a current report on Form 8-K dated August 15, 2001, which incorporated by reference the press release announcing Plum Creek and Georgia-Pacific shareholder's approval of the merger between Plum Creek and The Timber Company.

    The corporation filed a current report on Form 8-K dated September 14, 2001, which incorporated by reference the press release announcing that the merger between Plum Creek and The Timber Company was being rescheduled to October 6, 2001 as a result of the suspension of trading on the New York Stock Exchange.

    The corporation filed a current report on Form 8-K/A dated September 17, 2001, which incorporated by reference a corrected press release announcing the merger between Plum Creek and The Timber Company was being rescheduling to October 6, 2001.

    The corporation filed a current report on Form 8-K dated October 1, 2001, furnishing presentations by executives of the Company to various analysts, investment advisors, investment companies and other market professionals regarding investing in the Company.

    The corporation filed a current report on Form 8-K dated October 3, 2001, regarding the registration by the Corporation with the Federal Tax Office of the Federal Republic of Germany.

    The corporation filed a current report on Form 8-K dated October 6, 2001, announcing the effective merger of Plum Creek with The Timber Company and reporting an acquisition under Items 2 and 7, a change in certifying accountant under Item 4, and certain other matters under Item 5.

    The corporation filed a current report on Form 8-K dated October 23, 2001, which incorporated by reference the press release announcing Plum Creek's results for the third quarter and nine months of 2001 and Plum Creek's third quarter dividend.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    THE TIMBER COMPANY
COMBINED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	September 29, 2001	September 30, 2000
Net sales
Timber-Georgia-Pacific	$54	$62
Timber-unrelated parties
Delivered	21	8
Stumpage	39	19
Other	7	6

Total net sales	121	95

Costs and expenses
Cost of sales, excluding depreciation and depletion	33	32
Depreciation and depletion	12	6
General and administrative	10	9
Interest	9	11
Gain on asset sales	(17)	(15)

Total costs and expenses	47	43

Income before income taxes	74	52
Provision for income taxes	28	20

Net income	$46	$32

Basic net income per share	$0.41	$0.28
Diluted net income per share	0.40	0.28
Basic shares outstanding	112.7	112.7
Diluted shares outstanding	113.9	113.9

The accompanying notes are an integral part of these financial statements.

THE TIMBER COMPANY
COMBINED STATEMENTS OF INCOME (Unaudited)

(In millions, except per share amounts)	Nine Months Ended
	September 29, 2001	September 30, 2000
Net sales
Timber-Georgia-Pacific	$142	$188
Timber-unrelated parties
Delivered	49	30
Stumpage	93	72
Other	21	9

Total net sales	305	299

Costs and expenses
Cost of sales, excluding depreciation and depletion	95	80
Depreciation and depletion	29	20
General and administrative	28	29
Interest	30	33
Gain on asset sales	(44)	(37)

Total costs and expenses	138	125

Income before income taxes	167	174
Provision for income taxes	63	68

Net income	$104	$106

Basic net income per share	$0.92	$0.94
Diluted net income per share	0.91	0.93
Basic shares outstanding	112.7	112.7
Diluted shares outstanding	113.9	113.9

The accompanying notes are an integral part of these financial statements.

THE TIMBER COMPANY
COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In millions)	September 29, 2001	September 30, 2000
Cash flows from operating activities
Net income	$104	$106
Adjustments to reconcile net income to cash provided by operations:
Depreciation and depletion	29	20
Deferred income taxes	16	12
Gain on disposal of assets, net	(44)	(37)
Change in other assets and other liabilities	17	41

Cash provided by operations	122	142

Cash flows from investing activities
Property, plant and equipment investments	(2)	(1)
Timber and timberlands purchases	(31)	(47)
Proceeds from sales of assets	68	10
Merger expenses	(14)	—
Other	—	(6)

Cash provided by (used for) investing activities	21	(44)

Cash flows from financing activities
Cash returned to Georgia-Pacific Corporation ("GP") to repurchase shares	—	(78)
Cash returned to GP to pay dividends on The Timber Company stock	(61)	(61)
Cash provided from GP from stock option exercises and employee stock purchases	46	13
Cash dividend to Georgia-Pacific	(109)	—
Capital contribution from Georgia-Pacific	14	—
(Repayments) borrowings of long-term debt	(26)	28
Other	(7)	—

Cash used for financing activities	(143)	(98)

Increase in cash
Balance at beginning of period	—	—

Balance at end of period	$—	$—

Supplementary Cash Flow Information
Noncash Activities:
Transfer of Installment Notes Receivable	$355
Transfer of Commercial Paper	349
Transfer of Deferred Tax Liability	200

The accompanying notes are an integral part of these financial statements.

THE TIMBER COMPANY
COMBINED BALANCE SHEETS (Unaudited)

(In millions)	September 29, 2001	December 30, 2000
ASSETS
Timber and timberlands
Timberlands	$329	$324
Fee timber	519	531
Reforestation	329	301
Other	25	64

Total timber and timberlands	1,202	1,220

Property, plant and equipment, less accumulated depreciation of $46 and $43, respectively	18	18

Note receivable	—	352

Other assets	41	29

Total assets	$1,261	$1,619

LIABILITIES AND PARENT'S EQUITY
Debt	$614	$640

Other liabilities	79	428

Deferred income tax liabilities	222	406

Total liabilities	915	1,474

Commitments and contingencies
Parent's equity	346	145

Total liabilities and parent's equity	$1,261	$1,619

The accompanying notes are an integral part of these financial statements.

THE TIMBER COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND MERGER.

    On December 16, 1997, shareholders of Georgia-Pacific Corporation ("Georgia-Pacific") approved the creation of two classes of common stock intended to reflect separately the performance of Georgia-Pacific's manufacturing and timber businesses. Georgia-Pacific's Articles of Incorporation were amended and restated to, among other things (i) create a new class of stock designated as Georgia-Pacific Corporation—Timber Group common stock, $0.80 par value per share and (ii) authorize the distribution of one share of The Timber Company stock for each outstanding share of Georgia-Pacific common stock.

    The Timber Company's assets consisted of approximately 4.7 million acres of timberlands owned or leased by Georgia-Pacific, together with related facilities and equipment. The accompanying financial statements present the historical results of operations and financial condition of the timberlands and operations that compose The Timber Company.

    On July 18, 2000, Georgia-Pacific signed a definitive agreement, as amended on June 12, 2001, to merge The Timber Company with and into Plum Creek Timber Company, Inc. ("Plum Creek"). On August 15, 2001, shareholders of both The Timber Company and Plum Creek approved the mergers. Prior to the mergers, the assets and liabilities of The Timber Company were transferred to six wholly owned subsidiaries (the "Subsidiaries") of Georgia-Pacific. On October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company common stock. In connection with the redemption, each outstanding share of Timber Company common stock was exchanged for one unit (a "Unit"), which represented one outstanding share of common stock of each of the Subsidiaries. On October 6, 2001, the Subsidiaries were merged into Plum Creek and the holder of the Units received 1.37 shares of Plum Creek stock for each Unit. (See exhibit 99.1 for unaudited pro forma condensed financial statements for the fiscal year ended December 31, 2000 and the nine months ended September 30, 2001.)

    Prior to the consummation of the merger, The Timber Company was required to transfer to Georgia-Pacific: (1) certain installment notes receivable and related commercial paper and deferred income tax liabilities plus approximately $85 million, and (2) approximately $24 million for the cost of tax risk insurance. Accordingly, the following were transferred to Georgia-Pacific during the third quarter of 2001 (in millions):

Installment Notes	$355
Commercial Paper	$349
Deferred Income Tax Liabilities	$200
Cash	$109

    The cash transfer of $109 million was accounted for as a dividend and the net transfer of the installment notes and related commercial paper and deferred income tax liabilities of $194 million was accounted for as a capital contribution.

    Additionally in connection with the mergers, Plum Creek assumed a 10-year wood supply agreement between Georgia-Pacific Group and The Timber Company. Also, the Georgia-Pacific debt attributed to The Timber Company was replaced by Plum Creek with third party debt.

2. BASIS OF PRESENTATION.

    The combined financial statements include the accounts of The Timber Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The interim financial statements included herein are unaudited; however, such statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of The Timber Company's financial position, results of operations, and cash flows for the interim periods. All such adjustments are of a normal, recurring nature. Certain 2000 amounts have been reclassified to conform with the 2001 presentation. These combined financial statements should be read in conjunction with the audited combined financial information of The Timber Company for the three years ended December 30, 2000.

3. EARNINGS PER SHARE.

    On October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of The Timber Company common stock, or 82.3 million shares. In connection with the redemption, each outstanding share of The Timber Company common stock was exchanged for one Unit. On October 6, 2001, holders of the Units received 1.37 shares of Plum Creek stock for each Unit, or 112.7 million shares. Therefore, 112.7 million outstanding shares have been applied retroactively in computing basic earnings per share for all prior periods. Dilutive earning per share include the dilutive effect of 3.8 million outstanding options using the treasury stock method at exercise prices ranging from $15.29 to $18.34 per share.

4. COMMITMENTS AND CONTINGENCIES.

    The Timber Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. Although the ultimate outcome of these matters and legal proceedings cannot be determined with certainty, based on presently available information, management believes that the final outcome of such matters and legal proceedings will not have a material adverse effect on the results of operations, liquidity or financial position.

5. RELATED PARTY TRANSACTIONS.

    The Timber Company sold timber to Georgia-Pacific Group totaling $54 million during the three months ended September 29, 2001 and $62 million during the three months ended September 30, 2000. Furthermore, The Timber Company sold timber to Georgia-Pacific Group totaling $142 million during the nine months ended September 29, 2001 and $188 million during the nine months ended September 30, 2000.

    In 2000, Georgia-Pacific Group and The Timber Company negotiated a new ten-year timber supply agreement which became effective January 1, 2001 and is subject to an automatic ten-year renewal period, unless either party delivers a timely termination notice. This agreement covers four key southern timber basins: Southeast Arkansas, Mississippi, Florida, and Southeast Georgia. Under the agreement, The Timber Company must offer to Georgia-Pacific Group specified percentages of its annual harvest, subject to absolute minimum and maximum limitations in each basin. Georgia-Pacific Group can elect to purchase between 36% and 51% of The Timber Company's annual harvest each year in Mississippi, Florida and Southeast Georgia, and between 52% and 65% in Southeast Arkansas. The total annual volume will range from a minimum of 2.7 million tons to a maximum of 4.2 million tons. The prices for such timber will be negotiated at arm's length every six months, and will be set by third party arbitration if the parties cannot agree.

    The Timber Company and Georgia-Pacific Group have also entered into a one-year supply agreement for 2001 under which The Timber Company will deliver 42 million board feet of Douglas-fir and Western Hemlock sawtimber to Georgia-Pacific Group's sawmills at Coos Bay and Philomath, Oregon and 13 thousand green tons of pulpwood to the Georgia-Pacific Group Toledo pulp mill. Prices will be based on prevailing market prices.

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

Overview

    On December 16, 1997, shareholders of Georgia-Pacific approved the creation of two classes of common stock intended to reflect separately the performance of Georgia-Pacific's manufacturing and timber businesses. Georgia-Pacific's articles of incorporation were amended and restated to, among other things, (i) create a new class of stock designated as Georgia-Pacific Corporation-Timber Group common stock, $0.80 par value per share, and (ii) authorize the distribution of one share of Timber Company common stock for each outstanding share of Georgia-Pacific common stock. The Timber Company common stock tracked the performance of a wholly-owned division of Georgia-Pacific that was engaged primarily in the growing and selling of timber on the approximately 4.7 million acres of timberlands that Georgia-Pacific owned or leased.

    Historically, The Timber Company grew, harvested and sold timber, substantially all of which was sold to manufacturing facilities operated by the Georgia-Pacific Group, a separate operating group of Georgia-Pacific that manages and operates Georgia-Pacific's manufacturing business. During 2000, The Timber Company and the Georgia-Pacific Group negotiated a new ten-year timber supply agreement which became effective January 1, 2001 and is subject to an automatic ten year renewal period, unless either party delivers a timely termination notice. This agreement provides The Timber Company with a stable, long-term customer for approximately one-third of its planned harvest while increasing the amount of its harvest which it can market and merchandise to other customers.

    On July 18, 2000, Georgia-Pacific signed a definitive agreement, as amended on June 12, 2001, to merge The Timber Company with and into Plum Creek Timber Company, Inc. ("Plum Creek"). On August 15, 2001, shareholders of both The Timber Company and Plum Creek approved the mergers. Prior to the mergers, Georgia-Pacific transferred the assets and liabilities of the Timber Company to six wholly owned subsidiaries (the "Subsidiaries"). On October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company common stock. In connection with the redemption, each outstanding share of Timber Company common stock was exchanged for one unit (a "Unit"), which represented one outstanding share of common stock of each of the Subsidiaries. On October 6, 2001, the Subsidiaries were merged into Plum Creek and the holders of the Units received 1.37 shares of Plum Creek stock for each Unit.

    In connection with the mergers, Plum Creek assumed the 10-year wood supply agreement between Georgia-Pacific Group and The Timber Company. Also in connection with the mergers, the Georgia-Pacific debt attributed to The Timber Company was retired by Plum Creek with third party debt.

Results of Operations

Third Quarter 2001 Compared to Third Quarter 2000

    Net sales increased by $26 million, or 27%, to $121 million in the third quarter of 2001, compared to $95 million in the third quarter of 2000, primarily due to higher sales volume. Sales volume increased by 29% primarily due to the timing of sales. Some timber sales that were originally planned for late 2000 and early 2001 were harvested in the third quarter of 2001. In addition, lump-sum timber sales, which recognize revenue during the quarter in which the lump-sum contract is consummated, increased compared to pay-as-cut timber sales, primarily as a result of a new ten-year timber supply agreement with Georgia-Pacific effective January 1, 2001. Under the ten-year supply agreement, lump-sum contracts are consummated during the first and third quarters of each year.

    In addition, a larger proportion of both higher valued softwood and delivered sawlogs during the quarter was offset by the impact of lower prices for most product groups. Softwood sawlogs, which sell for approximately five times the value of pulpwood, constituted 51% of the sales volume in the third quarter of 2001, compared to only 43% of the sales volume in 2000. Net sales increased by approximately $5 million due to selling a greater percentage of logs on a delivered log basis, which includes the cost of logging and hauling, rather than selling standing timber. Softwood sawlog prices decreased by approximately 13% primarily due to weak lumber prices and the slowing U.S. economy. Softwood pulpwood prices decreased by approximately 14% due to an excess supply of pulpwood and weak paper markets. The supply of softwood pulpwood has increased due to favorable harvesting conditions as a result of dry weather conditions throughout most of the Southern United States and mill curtailments.

Nine Months Ending 2001 Compared to Nine Months Ending 2000

    Net sales increased by $6 million, or 2%, to $305 million in the first nine months of 2001, compared to $299 million in the same period of 2000. This increase was primarily due to 8% higher log sales volume and a change in selling practices, partially offset by lower sawlog and pulpwood prices. Some timber sales that were originally planned for late 2000 were harvested in the first nine months of 2001. In addition, lump-sum timber sales, which recognize revenue during the quarter in which the lump-sum contract is consummated, increased compared to pay-as-cut timber sales, primarily as a result of a new ten-year timber supply agreement with Georgia-Pacific effective January 1, 2001. Under the ten-year supply agreement, lump-sum contracts are consummated during the first and third quarters of each year. Net sales increased by approximately $12 million due to selling a greater percentage of logs on a delivered log basis, which includes the cost of logging and hauling, rather than selling standing timber. Net Sales decreased by approximately $42 million due to lower sawlog and pulpwood prices. Softwood sawlog prices decreased by approximately 15% primarily due to weak lumber prices and the slowing U.S. economy. Softwood pulpwood prices decreased by approximately 17% due to an excess supply of pulpwood and weak paper markets. The supply of softwood pulpwood has increased due to favorable harvesting conditions as a result of dry weather conditions throughout most of the Southern United States and mill curtailments.

    Cost of sales increased by $15 million, or 19%, to $95 million in the first nine months of 2001, compared to $80 million in the same period of 2000. This increase was primarily due to higher logging and hauling costs as a result of selling a higher percentage of timber under the delivered log basis.

Financial Condition and Liquidity

    Net cash provided by operating activities totaled $122 million during the nine months ended September 29, 2001 compared to $142 million for the same period a year ago. This decrease of $20 million is primarily due to an $18 million refund. The Timber Company sold its Canadian timberlands during 1999 and was required to deposit $18 million with the Canadian Government. This amount was refunded during the first quarter of 2000.

    Proceeds from the sale of higher and better use timberlands were $68 million for the nine months ended September 29, 2001 compared to $10 million for the same period last year. Proceeds are recognized in the period in which they are received from either the purchaser or from a deferred (like-kind) exchange trust. During 2001 approximately $51 million of proceeds were not reinvested in like-kind property; and therefore, were received from deferred exchange trusts. No proceeds were received from deferred exchange trusts during the first nine months of 2000. Income from the sale of higher and better use timberlands is generally recognized in the period the transaction is consummated regardless of whether the proceeds are received or held in a deferred exchange trust.

    At September 29, 2001, $614 million of Georgia-Pacific's debt was allocated to The Timber Company. At October 6, 2001, the consummation date for the merger with The Timber Company and Plum Creek, approximately $650 million of Georgia-Pacific debt was allocated to The Timber Company, all of which was replace by Plum Creek with third party debt. (See Plum Creek's Management's Discussion and Analysis for the terms of the third party debt.)

    Prior to the consummation of the merger, The Timber Company was required to transfer to Georgia-Pacific: (1) certain installment notes receivable and related commercial paper and deferred income tax liabilities plus approximately $85 million, and (2) approximately $24 million for the cost of tax risk insurance. Accordingly, the following were transferred to Georgia-Pacific during the third quarter of 2001 (in millions):

Installment Notes	$355
Commercial Paper	$349
Deferred Income Tax Liabilities	$200
Cash	$109

    The cash transfer of $109 million was accounted for as a dividend and the net transfer of the installment notes and related commercial paper and deferred income tax liabilities of $194 million was accounted for as a capital contribution.

    Additionally, in connection with the merger, The Timber Company incurred approximately $14 million of related costs that will be capitalized in recording the purchase of Plum Creek. (For accounting purposes, The Timber Company is considered the acquiring entity.) Also, in connection with the merger, certain properties of The Timber Company were sold to Georgia-Pacific, resulting in deferred gains of approximately $14 million. These deferred gains will be accounted for as a capital contribution from Georgia-Pacific.

Capital Expenditures

    Capital expenditures for the first nine months of 2001 totaled $55 million, compared to $55 million for the same period in 2000. Capital expenditures for the first nine months of 2001 include approximately $27 million for reforestation and other expenditures associated with the planting and growing of trees. Furthermore, capital expenditures included approximately $26 million for the purchase of timberlands of which approximately $22 million of timberlands were purchased with proceeds that were held in a deferred exchange trust in connection with previous sales of timberlands that qualify as like-kind exchanges under the Internal Revenue Code. Total 2001 capital expenditures are expected to be approximately $67 million and are primarily for the planting and growing of trees, and the purchase of timberlands. (See Capital Expenditures in Part I, Item 2 in the Plum Creek Timber Company, Inc. section of this Form 10-Q for a discussion of the capital expenditures for Plum Creek Timber Company, Inc. for the nine months ended September 30, 2001 and the total expected capital expenditures during 2001. The discussion for Plum Creek does not include the amounts presented for The Timber Company.)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At September 29, 2001 the $614 million of long-term debt of The Timber Company was allocated debt from Georgia-Pacific Corporation. Georgia Pacific did not allocate any debt securities or instruments to The Timber Company. Interest was charged to The Timber Company in proportion to the respective amount of its debt to the total amount of debt at Georgia-Pacific Corporation at a rate equal to the weighted average interest rate of Georgia-Pacific's debt calculated quarterly and was 6.7% for the three months ended September 29, 2001 and 7.0% for the nine months ended September 29, 2001. In connection with the merger with Plum Creek Timber Company, Inc., the allocated debt from Georgia- Pacific was settled with third party debt. (See Plum Creek's Management's Discussion and Analysis for the terms of the third party debt.)

PART II

ITEM 1. LEGAL PROCEEDINGS

    There is no pending or threatened litigation involving The Timber Company that we believe would have a material adverse effect on The Timber Company's financial position, results of operations or liquidity.

    Items 2, 3 and 5 of Part II are not applicable and have been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 15, 2001 The Timber Company held a Special Meeting of Shareholders of The Timber Company to vote on a proposal to approve the Agreement and Plan of Merger dated as of July 18, 2000, as amended by Amendment No. 1 to the Agreement and Plan of Merger dated as of June 12, 2001, by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation and six subsidiaries of Georgia-Pacific Corporation, and the transactions contemplated thereby. The proposal to approve the Agreement and Plan of Merger and the transactions contemplated thereby was approved by the shareholders of The Timber Company with 63,041,898 votes "For," 295,927 votes "Against" and 292,709 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  List of Exhibits

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
Date: November 13, 2001

QuickLinks

  Conformed Copy without Exhibits
PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED)
PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
PLUM CREEK TIMBER COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Operating Income by Segment (In Thousands)
Operating Income by Segment (In Thousands)
PART II
UNAUDITED COMBINED PRO FORMA CONDENSED FINANCIAL STATEMENTS
PLUM CREEK TIMBER COMPANY, INC. NOTES TO UNAUDITED COMBINED PRO FORMA CONDENSED FINANCIAL STATEMENTS
THE TIMBER COMPANY NOTES TO COMBINED FINANCIAL STATEMENTS (Unaudited)
PART II
SIGNATURES