Form 10-K
period 2001-12-31
PLUM CREEK TIMBER CO INC
filed 2002-03-25
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

999 Third Avenue, Suite 2300
Seattle, Washington 98104-4096
Telephone:  (206) 467-3600

Organized in the State of Delaware	I.R.S. Employer Identification No. 91-1443693

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share.
The above securities are registered on the New York Stock Exchange and the Pacific Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☐

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on March 1, 2002 was approximately $4,935,473,265. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of March 1, 2002 was 184,629,351.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2002 Annual Meeting of Shareholders to be held on May 7, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2001

PART I

When we refer to “we,” “us,” “our” or “the company” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries and its predecessor, Plum Creek Timber Company, L.P.

On October 6, 2001 we merged with The Timber Company, formerly a separate operating division of Georgia-Pacific Corporation. This merger is being accounted for as a reverse acquisition. Accordingly, the historical financial statements of The Timber Company became our historical financial statements for accounting and financial reporting purposes.

ITEM 1.    BUSINESS

INDUSTRY OVERVIEW

General

The timber industry provides raw material and conducts resource management activities for the paper and forest products industry, including the planting, fertilizing, thinning, and cutting of trees and the marketing of logs. Logs are marketed and sold either as sawlogs to lumber and other wood products manufacturers or as pulplogs to pulp and paper manufacturers. The timber industry possesses several unique characteristics that distinguish it from the broader paper and forest products industry, which we believe makes timber an attractive asset class, including the following:

Renewable Resource.    Timber is a growing and renewable resource that, when properly managed, increases in volume and value as it grows over time. Larger diameter trees command a higher price than smaller trees because they may be converted to higher value end-use products such as lumber and plywood.

Predictable and Improving Growth Rates.    Predictable biological growth is an attractive feature of timberland assets because it contributes to predictable, long-term harvest planning. The development and application of intensive forest management practices continue to improve biological growth rates.

Harvest Flexibility.    Timberland owners have some flexibility to increase their harvests when prices are high and decrease their harvests when prices are low, allowing timberland owners to maximize the long-term value of their growing resource base.

Historical Real Price Appreciation.    Due to growing demand combined with limitations on supply caused by environmental restrictions, urban sprawl and overcutting, prices for Douglas-fir and Southern Yellow Pine timber have exhibited a compound annual growth rate of approximately 4% and 3% from 1975 through 2001.

Supply and Demand Dynamics

There are five primary end-markets for most of the timber harvested in the United States: products used in new housing construction; products used in the repair and remodeling of existing housing; products for industrial uses; raw material for the manufacture of pulp and paper; and logs for export.

Supply.    The supply of timber is limited, to some extent, by the availability of timberland. The availability of timberland, in turn, is limited by several factors, including government restrictions relating to environmental regulation and land use, alternate uses such as agriculture, and loss to urban or suburban real estate development. The large amounts of capital and long time required to create new timberlands also limits timber supply.

Tree growth rates vary from region to region because of differences in weather, climate and soil conditions. Newly-planted seedlings take 20 to 30 years to reach harvest maturity in the Southern United States, 45 to

60 years in the Northwestern United States, 45 to 70 years in the Northeastern United States and 70 to 90 years in the Rocky Mountains, depending on the desired product. Consequently, the conversion of agricultural lands into new timberlands in the United States is not commonplace. Instead, it is more cost effective to convert existing natural growth stands to forestry plantations by applying modern forestry techniques to efficiently increase tree growth and harvest levels.

Demand.    The demand for timber is directly related to the underlying demand for pulp and paper products, lumber, panel and other wood related products. The demand for pulp and paper is largely driven by population growth and per-capita income levels. The demand for lumber and manufactured wood products is primarily affected by the level of new residential construction activity and repair and remodeling activity, which, in turn, is impacted by changes in general economic and demographic factors, including interest rates for home mortgages and construction loans.

OUR BUSINESS

We are the second largest private timberland owner in the United States, with approximately 7.8 million acres of timberlands located in 19 states. Our timberlands are well diversified, not only by species mix but also by age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands primarily in Idaho, Maine, Montana, Oregon, Pennsylvania, Virginia, Washington, West Virginia, and Wisconsin; and the Southern Resources Segment, consisting of timberlands primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and Virginia. In addition, the natural resources business (“Other Segment”) focuses on opportunities resulting from our extensive property ownership including opportunities relating to mineral extraction and communication and transportation rights of way. The Real Estate Segment, which is generally conducted through our taxable REIT subsidiaries, refers to our sale and management of higher and better use lands and periodic sales of non-strategic timberlands.

Our Manufactured Products Segment, also conducted through our taxable REIT subsidiaries, includes four lumber mills, two plywood plants, two medium density fiberboard facilities, and two lumber remanufacturing facilities. These facilities, strategically located near our timberlands in Montana and Idaho, convert logs to lumber, plywood and other wood products, and convert sawdust and wood shavings to medium density fiberboard. The manufacturing operations have established a network of 55 independent warehouses located strategically throughout the United States to enhance customer service and prompt deliveries.

Our Growth Strategy

Our growth strategy is guided by specific operating objectives, including maximizing the value of our current timberlands through intensive forest management, expanding our resource base through acquisitions and maintaining our leadership role in environmentally responsible resource management. Our growth strategy includes the following key elements:

Focus on Maximizing the Value of Our Resource Base Through Intensive Management of Our Timberlands.    We view our timber resource base as a renewable asset with substantial inherent value. We seek to manage our timberlands in a manner that optimizes the balance among current cash flows, the biological growth of our timber and prudent environmental management. Our management approach employs advanced forest management practices, including the use of a computerized timber inventory system, thinning and fertilization, and the development and use of genetically improved seedlings.

Pursue Acquisitions of High Quality Timber Assets.    The United States timber market is highly fragmented. We believe that there will continue to be numerous timberland acquisition opportunities due to the desire among some paper and forest product companies to sell their timberland assets and the difficulties faced by some small timberland owners in efficiently managing their timberlands. We believe we are well positioned to compete for high quality timberland assets because:

•
We are an attractive strategic partner for integrated forest products companies seeking to sell their timberlands because we do not compete with their pulp or paper manufacturing operations and we are willing to enter into long-term supply agreements;

•
We can structure acquisitions on a tax-efficient basis through the issuance of common stock, limited partnership interests in our operating partnership, or installment notes, giving sellers the ability to defer some or all of the taxes otherwise payable upon a sale; see Risk Factors—We Will Have to Abide by Potentially Significant Restrictions With Respect to Issuances of Our Equity Securities Until October, 2003;

•
The geographic reach of our operations enhances our awareness of new acquisition opportunities and our knowledge of environmental concerns, market dynamics, timber productivity and other factors important in valuing timberlands and operations in each region;

•	Our reputation for environmental leadership makes us attractive to sellers concerned with continued responsible environmental resource management; and

•	We maintain a conservative capital structure which provides the flexibility to ensure ready access to capital.

Our disciplined growth strategy has allowed us to expand and diversify our timber holdings, as well as increase our cash flow. Over the last decade, we have increased our timber holdings from approximately 1.4 million acres to approximately 7.8 million acres. These acquisitions have enhanced our operating flexibility and reduced our exposure to regional economic fluctuations. Our strategy going forward is to continue to make strategic acquisitions that are accretive to cash flow.

Realize the Value of Selected Properties Through Sale or Exchange.    At the same time that we pursue timberland acquisitions, we continually review our timberland portfolio to identify properties that may have higher and better uses than as commercial timberland. At this time, we estimate that approximately 400,000 acres of properties are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes. Our ongoing review process evaluates properties based on a number of factors such as proximity to population centers and major transportation routes, and the presence of special ecological or geographic features.

In addition, we may occasionally exchange timberlands which have high environmental or other public values for timberlands of equal value that are more suitable for commercial timber management. We may also, from time to time, sell or exchange less strategic timberlands to other forest products companies or non-industrial timberland investors.

Capture the Value of Non-timber Resources on Our Properties.    As part of our resources business, we focus on value creation resulting from our extensive property ownership, including opportunities relating to mineral extraction and communication and transportation rights of way. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities, as well as securing participation rights in any resulting development projects.

Maintain Environmental Leadership.    We believe that environmentally sound management practices contribute to our growth and value by providing greater predictability in the management of our assets. Our forestry and mill practices follow a set of environmental principles aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. These principles are reflected in our habitat planning efforts, which have led to the implementation of five major habitat conservation agreements under which we manage approximately 2.3 million acres of our timberland.

Acquisitions and Dispositions

On October 6, 2001, six former subsidiaries of Georgia-Pacific Corporation, collectively referred to as The Timber Company, merged with and into us. The Timber Company held all of the assets and liabilities attributed to Georgia-Pacific’s timber and timberlands business. In the merger, we acquired approximately 3.9 million acres of primarily pine forests in the southern regions of the United States, 287,000 acres of primarily Douglas-fir forests in Oregon and 542,000 acres of mixed hardwood forests in the Appalachian and north eastern regions of the United States for a purchase price of approximately $3.4 billion, which includes debt incurred by us sufficient to replace the debt attributed to The Timber Company, which was approximately $650 million as of October 6, 2001. The merger with The Timber Company is being accounted for as a reverse acquisition, with The Timber Company being treated as the acquirer for financial reporting purposes. As a consequence, the historic financial statements of The Timber Company constitute the financial statements of Plum Creek effective as of October 6, 2001. Our financial statements for 2001 reflect the operations of The Timber Company through October 6, 2001 and of the merged company for the remainder of the year.

Plum Creek, prior to the merger with The Timber Company, disposed of certain of its timberlands. These dispositions are not reflected in our historical financial statements as a result of the historical financial statements of The Timber Company constituting the financial statements of Plum Creek effective as of October 6, 2001.

On March 29, 2001 Plum Creek sold approximately 44,000 acres of timberlands near Kelso, Washington to Pope Resources, a Delaware Limited Partnership, for approximately $54 million.

On December 15, 2000, Plum Creek sold its Southern lumber manufacturing operations in Joyce, Louisiana and Huttig, Arkansas to West Fraser Timber Co. Ltd. for $60 million plus working capital. In January 2000, Plum Creek sold approximately 90,000 acres of timberlands near St. Maries, Idaho to Crown Pacific Partners, L.P. for approximately $73 million.

During 1999, The Timber Company sold approximately 1,024,000 acres of timberlands for $442 million in three separate transactions. These transactions included 390,000 acres of timberlands in the Canadian province of New Brunswick, 440,000 acres of timberlands in Maine, and 194,000 acres of timberlands in California.

On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a corporation. Plum Creek Timber Company, Inc., the new corporation and successor registrant, has elected to be treated for Federal income tax purposes as a real estate investment trust or “REIT.” As of the date of the REIT conversion, Plum Creek Timber Company, L.P. ceased to exist. To qualify as a REIT, we transferred substantially all assets and associated liabilities related to our manufacturing operations and harvesting activities, and some higher and better use lands, to several unconsolidated corporate subsidiaries. In late 1999, Congress simplified several of the qualification requirements applicable to REITs, including the circumstances under which a REIT may own the voting stock of entities that do not generate qualified REIT income. Accordingly, on January 1, 2001, Plum Creek purchased the voting stock of the unconsolidated subsidiaries and thereby consolidated the equity ownership in these business entities.

On November 12, 1998, Plum Creek acquired 905,000 acres of timberlands in central Maine from S.D. Warren Company for a purchase price of $181 million, plus $300,000 for working capital.

During 1998, The Timber Company sold approximately 61,000 acres of timberlands in West Virginia for approximately $26 million.

During 1997, The Timber Company sold approximately 127,000 acres of timberlands in California for $270 million.

SEGMENT INFORMATION

Certain financial information for each business segment is included in Note 14 of the Notes to Financial Statements and is incorporated herein by reference.

Northern Resources Segment

The Northern Resources Segment encompasses 3.4 million acres of timberland in Montana, Maine, Oregon, Wisconsin, Washington, Idaho, West Virginia, Pennsylvania and western Virginia. The Northern Resources Segment timberlands contain an estimated 124 million tons (41 million cunits) of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs harvested in the Northern Resources Segment are sold primarily to domestic mills and for export to Pacific Rim countries and Canada. Competitors in the domestic log market include the United States Forest Service, the Bureau of Land Management, the Bureau of Indian Affairs, and numerous private individuals, industrial timberland owners, and state agencies located in the regions in which we operate. Competitors in export log markets include numerous private timberland owners in the United States, as well as companies and state-controlled enterprises in Canada, Chile, New Zealand, and Russia, all of which have abundant timber resources. In the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally will include price, species and grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, and on price.

In connection with our acquisition of the Maine timberlands in 1998, we entered into a long-term agreement to supply pulp wood fiber to S.D. Warren Company’s paper facility in Skowhegan, Maine at prevailing market prices. The fiber supply agreement ends in 2023 and may be extended up to an additional 15 years at the option of S.D. Warren Company. In conjunction with an acquisition in 1993 of 865,000 acres of timberland in western Montana, we entered into a sourcing agreement with Stimson Lumber Company to supply logs to Stimson’s Montana mills, based upon prevailing market prices, over a ten-year period ending in 2003.

Southern Resources Segment

The Southern Resources Segment consists of 4.1 million acres of timberlands (plus 340,000 acres of leased land) located in the states of Arkansas, Louisiana, Mississippi, Alabama, Florida, Georgia, North and South Carolina, Texas, Oklahoma and eastern Virginia, and contain an estimated 161 million tons (46 million cunits) of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs in the Southern Resources Segment are sold to third party mills producing a wide array of forest products, including manufacturers of lumber, plywood, oriented strand board, and pulp and paper products. We compete with numerous private and industrial timberland owners, as well as Federal and state agencies, across the Southern United States. Due to transportation costs, domestic wood and fiber consuming facilities in the Southern Resources Segment tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Resources Segment include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, and on price.

In connection with The Timber Company merger, our Southern Resources Segment entered into a long-term agreement to sell logs to Georgia-Pacific at prevailing market prices. The supply agreement expires in 2010 subject to an automatic 10 year renewal period, unless either party delivers a timely termination notice. In connection with Plum Creek’s December, 2000 sale of its Southern lumber facilities to West Fraser Timber Co. Ltd., Plum Creek entered into a long-term agreement to supply logs to these mills at prevailing market prices. The supply agreement expires in 2015 and may be renewed for five-year periods thereafter upon mutual consent of both parties. Additionally, in connection with Plum Creek’s acquisition of 538,000 acres of timberlands in Louisiana and Arkansas from Riverwood International Corporation in 1996, Plum Creek entered into a long-term agreement to supply pulp logs and mill residuals at prices that are based upon prevailing market prices. The supply agreement ends in 2016 and can be extended up to an additional 10 years by either party. We expect that our long-term supply agreements with Georgia-Pacific, Riverwood International Corporation and West Fraser Timber Co. Ltd. will provide us with ongoing secure markets for a substantial portion of the wood fiber harvested from our Southern Resources Segment timberlands.

Real Estate Segment

We estimate that approximately 400,000 acres of our properties are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management.

From time to time, we transfer land to wholly owned taxable REIT subsidiaries that focus on maximizing the value through pre-development activities, and then realizing that value through market-timed sales or exchanges. Our subsidiaries expect to sell or exchange their properties within five years. Our subsidiaries may also pursue various forms of entitlement or zoning to prepare a property for an eventual sale. Our strategy for the remaining lands is to realize their value over ten to fifteen years, through long-term timberland management possibly followed by strategically timed sales or exchanges. Our on-going review process evaluates properties based on a number of factors, such as proximity to population centers and major transportation routes and the presence of special ecological or geologic features. Occasionally, we are approached by third parties, such as conservation groups or adjacent landowners, and asked to sell a particular timberland property that has not been transferred to one of our subsidiaries. We may sell the property if the transaction is consistent with our real estate strategy.

We compete with sellers of larger real estate parcels in hundreds of local markets. Our sales tend to be parcels of 10 acres or more, with numerous transactions in excess of 1,000 acres, and occasional transactions exceeding 10,000 acres.

Manufactured Products Segment

Lumber.    We produce a diverse line of lumber products, including common and select boards, studs, edge-glued boards and finger-jointed studs. Lumber products manufactured in our two studmills, two random-length mills, and remanufacturing facility in western Montana, along with our remanufacturing facility in Idaho, are targeted to domestic lumber retailers, such as retail home centers, for use in repair and remodeling projects. These products are also sold to stocking distributors for use in home construction.

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

Our lumber and plywood mills produce residual wood chips as a by-product of the conversion of raw logs into finished products. These wood chips are sold to regional paper and pulp mills or used in our medium density fiberboard facilities. A substantial portion of our residual wood chip production is sold to Smurfit Stone Container Corporation under a long-term supply agreement.

Plywood.    Our two plywood plants in western Montana produce high-grade plywood that we sell primarily into specialized industrial markets, including boat, recreational vehicle and fiberglass-reinforced panel manufacturing. Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. See—lumber immediately above for a discussion on residual wood chips.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board, a less expensive substitute wood product. Oriented strand board continues to capture an increasing percentage of the structural panel market due to its low cost. Oriented strand board has now captured over 55% of the structural panel market, and this percentage is expected to increase over the next several years as additional oriented strand board plants are built or existing facilities are expanded. To improve operating performance, many commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. We expect to remain competitive due to our strong customer base, extensive experience in industrial markets, supply of superior quality timber, and reputation for high quality products.

Medium Density Fiberboard.    Late in 2001, we completed construction of a new $80 million thin-board production facility adjacent to our existing medium density fiberboard facility in western Montana. This new thin-board line, which complements our existing product line, will increase our output by 70%, or 95 million square feet annually. We supply high quality medium density fiberboard (“MDF”) to a wide range of customers in North America and Asia. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, commercial wall paneling and substrate for laminate flooring.

The medium density fiberboard industry has been undergoing dramatic growth and increased competition. Medium density fiberboard producers compete on a global scale, primarily on the basis of price, quality, service and the availability of specialty products. MDF competes with solid wood products as well as hardboard and particleboard products. Competition in the industry has increased recently because of the recent price reductions of solid wood products and increased European and Asian imports resulting from the strong U.S. currency and weak Asian economies.

Other Segment—Natural Resources

As part of our resources business, we focus on value creation resulting from our extensive property ownership, including opportunities relating to mineral extraction and communication and transportation rights of way. This segment represents a diverse array of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities, as well as securing participation rights in any resulting development projects.

We currently receive royalty revenue from the extraction of oil and gas, minerals, and coal from some of our lands. In addition, one of our taxable REIT subsidiaries has entered into an operating partnership agreement with Geomet, Inc., a coalbed methane developer, to jointly develop any coalbed methane that may be found on certain of our lands in West Virginia and Virginia, as well as on third party properties on which the parties have secured coalbed methane rights.

TIMBER RESOURCE MANAGEMENT AND ENVIRONMENTAL STEWARDSHIP

Resource Management

We view our timberlands as assets with substantial inherent value. We strive to manage them in an economically prudent and environmentally responsible manner to enhance their value. We seek to enhance value by improving the productivity of our forests, controlling harvesting costs, and sorting and merchandising logs to obtain their highest value.

We use different management techniques in each of our regions, employing a variety of the most cost effective silvicultural methods available. We expect timber growth rates on our timberlands to continue to improve over time as a result of genetic advances in seedlings, intensive forest management practices such as thinning and fertilization, and the increasing proportion of our timberlands that are converted from natural forests to actively managed plantations. Technology and forest management advances have increased growth rates and shortened harvest cycles. We believe our focus on intensive management practices will enhance forest productivity and increase the value of our timberlands over time.

Value can be enhanced on younger timber stands through thinning operations. Value increases as trees grow and add wood volume more rapidly. Thinning a timber stand enables the healthier and potentially more valuable trees to grow more rapidly. As trees grow larger, they can be used in higher value applications such as high-grade lumber, plywood, and furniture. We also consider the impact of forest management activities on properties with higher and better uses other than long-term timber production, and modify harvest plans accordingly.

Intensive silvicultural applications, including the use of genetically improved seedlings, early and mid-rotation applications of fertilizers and chemicals to control plant competition, and pre-commercial thinning, will continue to enhance the growth and value of our timberlands. These projects improve not only the growth of the forests, but enhance the quality of the wood grown, reduce future harvesting costs, and shorten the length of harvest rotations.

It is our policy to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are used on a substantial portion of our timberlands in the Northern Resources Segment. In the Southern Resources Segment substantially all reforestation is done by planting.

Forests are subject to a number of natural hazards, including damage by fire, insects and disease. Severe weather conditions and other natural disasters can also reduce the productivity of forest lands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. The size and diversity of our timberlands, together with our intensive forest management, should help to minimize these risks. Consistent with the practices of other large timber companies, we do not maintain insurance against loss to standing timber on our timberlands due to natural disasters, but we do maintain insurance for loss of already harvested logs due to fire and other occurrences.

Environmental Stewardship

We are a leader in environmentally responsible resource management. As such we subscribe to the principles and objectives of the Sustainable Forestry Initiative® (“SFI program”) which sets forth a comprehensive approach to responsible forest stewardship. SFISM program principles are designed to ensure that forest management is integrated with the conservation of soil, air and water resources, wildlife and fish habitat, and aesthetics.

As a part of our environmental leadership, we have actively engaged in habitat conservation planning. We currently manage approximately 2.3 million acres under five habitat conservation agreements. The habitats of hundreds of species are protected by these agreements, including twelve species listed as threatened under the Endangered Species Act. These conservation agreements include: the Cascade Region Habitat Conservation Plan in Washington State, which provides habitat protection for 285 species; the Grizzly Bear Conservation Agreement in the Swan Valley of western Montana; the Native Fish Habitat Conservation Plan, which covers

1.6 million acres of our land in the Northwest and provides for habitat protection of 12 species of native trout and salmon; the Red-Cockaded Woodpecker Habitat Conservation Plan, which covers approximately 266,000 acres of our timberlands in Arkansas and Louisiana; and the Karner Blue Butterfly Plan in Wisconsin. In addition to these completed conservation agreements, we are in the process of negotiating a “safe harbor agreement” with the U.S. Fish and Wildlife Service pursuant to which we will conserve additional habitat for the red-cockaded woodpecker on other portions of our Southern ownership not covered by our Red-Cockaded Woodpecker Habitat Conservation Plan. The safe harbor agreement is expected to cover approximately 600,000 acres in the aggregate.

RAW MATERIALS

Our lumber and plywood facilities obtain the majority of their raw logs from our timberlands. Our Montana timberlands provide a consistent supply of high quality logs and preferred timber species to our lumber and plywood facilities, although over time the average log size is expected to decline and the species mix is expected to change due to evolving harvest and growth patterns.

Our lumber and plywood facilities have and will continue to purchase stumpage and logs from external sources, including the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. The geographic area in which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues see “Federal and State Regulations.”) Our MDF facilities have a consistent supply of sawdust and wood shavings from internal and external sources.

COMPETITION

Markets for manufactured forest products are highly competitive in terms of price and quality. Many of our manufactured forest products competitors have substantially greater financial and operating resources. In addition, wood products are subject to increasing competition from a variety of substitutes, including non-wood and engineered wood products. Plywood markets are subject to competition from oriented strand board, and lumber and log markets are subject to competition from other worldwide suppliers. We believe we can compete effectively because of our extensive private timber inventory, our proven leadership in environmental forestry, which has positioned us to meet regulatory challenges on a cost-effective basis, our reputation as a dependable, long-term supplier of quality products, our innovative approach to providing high-quality, value-added products to various specialty and industrial niche markets and the integration of our timberlands with efficient manufacturing processes.

SEASONAL EFFECTS

Domestic log sales volumes from our Northern timberlands are typically at their lowest point in the second quarter of each year when warming weather thaws and softens roadbeds, thus restricting access to logging sites. Log sales volumes from our Southern Resources Segment are generally at their lowest point during the first quarter of each year, as winter rains limit operations.

Demand for manufactured products is generally lower in the winter quarter when activity in construction markets is slower, and higher in the spring, summer and fall quarters when construction increases. Working capital varies with seasonal fluctuations.

FEDERAL AND STATE REGULATIONS

General Environmental Regulation

Our operations are subject to Federal, state and local environmental laws and regulations, including laws relating to water, air, solid waste and hazardous substances and the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. We maintain environmental and safety compliance programs and conduct regular internal and independent third-party audits of our facilities and timberlands to monitor compliance with these laws and regulations.

Endangered Species

The Endangered Species Act protects species threatened with possible extinction. A number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for one or the other status under the Endangered Species Act. As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber and the construction and use of roads.

We have received incidental take permits pursuant to the Cascade Region Habitat Conservation Plan, the Native Fish Habitat Conservation Plan, the Red-Cockaded Woodpecker Habitat Conservation Plan, and the Karner Blue Butterfly Habitat Conservation Plan from the U.S. Fish and Wildlife Service that together will cover our forest management on approximately 1,992,000 acres in the Northern Resources Segment and 266,000 acres in the Southern Resources Segment. As part of the permit application process under the Endangered Species Act, we prepared habitat conservation plans that will govern our management activities on the lands covered by the plans in these regions during the respective terms of the permits. The habitat conservation plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures including the protection of riparian areas. In consideration for this mitigation, the incidental take permits authorize forestry practices that are consistent with the plans, even though they may have an adverse impact on the listed species covered by the plans and permits.

We are currently in the process of negotiating a “safe harbor agreement” with the Fish and Wildlife Service to address the presence on or near some of our Southern properties of red-cockaded woodpeckers, listed as endangered under the Endangered Species Act. Under the proposed agreement, which would cover approximately 600,000 acres outside of the recently implemented Red-Cockaded Woodpecker Habitat Conservation Plan, we would agree to maintain Red-Cockaded Woodpecker habitat at or above baseline levels. In exchange we would be free to manage our lands for commercial timber production within the area of the plan even if such activities might incidentally impact Red-Cockaded Woodpecker habitat.

We are also party to an agreement with the Fish and Wildlife Service, the U.S. Forest Service, and the state of Montana to conserve grizzly bears. This agreement, which covers 83,000 acres of our timberlands in the Swan Valley in western Montana, requires that we protect the habitat of, and minimize the impact of our forestry activities on, the grizzly bear. In consideration for this mitigation, the Fish and Wildlife Service authorized forestry practices in the Swan Valley that are consistent with the agreement, but that may have an adverse effect on grizzly bears.

Although the habitat conservation plans and the grizzly bear agreement have been implemented and are functioning as expected, there can be no assurance that they will remain in force or be sufficient to protect us against subsequent amendments of the Endangered Species Act. And while we expect that the safe harbor agreement for red-cockaded woodpeckers will help us effectively manage the presence of that species on our Southern lands, there can be no assurance that an agreement will be reached. Nor can there be any assurance that the habitat conservation plans, the grizzly bear agreement and the safe harbor agreement, individually or collectively, will be sufficient to protect us against the listing of additional species, or against changes to other applicable laws and regulations. Any of these changes could materially and adversely affect our operations.

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

Timberlands

Our forest practices are and will in the future be subject to specialized statutes and regulations in the states where we operate. Many of these states have enacted laws that regulate forestry operations, such as growing, harvesting and processing activities on forestlands. Among other requirements, these laws impose some reforestation obligations on the owners of forestlands. Several states require prior notification before beginning harvesting activities. A number of states require a regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed activity. Other state laws and regulations control the following activities: slash burning and harvesting during fire hazard periods; activities that affect water courses or are in proximity to inland shore lines; and activities that affect water quality, and some grading and road construction activities.

ENCUMBRANCES

Under the terms of our debt agreements, we have agreed not to pledge, assign or transfer timberlands, except under limited circumstances. The holders of our $76 million face value 11.125% First Mortgage Notes due 2007 have a first mortgage lien on a significant portion of our lumber, plywood and MDF facilities.

The title to our timberlands does not always include the related hard rock mineral interests or oil and gas rights. Title to the timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the timberlands or materially restrict the harvesting of timber or other operations.

EMPLOYEES

We currently have approximately 775 salaried and 1,300 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of seedlings, and the harvesting and delivery of logs is conducted by independent contractors who are not our employees.

ITEM 2.    PROPERTIES

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations. The manufacturing facilities are owned and are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the manufacturing facilities are modern facilities. During 2001, our lumber and plywood facilities reduced production by 5% as a result of weak market conditions and to better align our lumber and plywood production to our timberland harvests. See Item 1. Business for discussion of the location and description of properties and encumbrances related to properties.

ITEM 3.    LEGAL PROCEEDINGS

As part of its environmental compliance program, the company undertook a historical review of capital improvement projects at its Montana manufacturing facilities to evaluate compliance with the Clean Air Act. The review led to the discovery of four potential violations resulting from projects at the Columbia Falls and Evergreen facilities that occurred between 1988 and 1992. The company voluntarily disclosed this information to the Environmental Protection Agency (“EPA”) under its Voluntary Disclosure and Cooperation Policy (“EPA Policy”), and to the state of Montana Department of Environmental Quality (“Montana DEQ”) under the Montana Voluntary Disclosure Act (“Montana Act”). On meeting specified conditions and subject to the nature and seriousness of the offenses, both the EPA Policy and the Montana Act provide for elimination of any penalty.

The company is presently in discussions with Montana DEQ to resolve the agencies’ response to the company’s voluntary disclosures. The company has provided additional requested information and will submit applications to resolve permitting and control equipment issues. The company, however, cannot predict whether it will be required to pay any monetary penalties or whether it will be required to install any additional pollution control equipment.

There is no pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected annually at the first quarterly meeting of the board of directors following the annual meeting of stockholders.

Name	Age	Office (j)	Officer Since

Rick R. Holley (a)	50	President and Chief Executive Officer	1989

William R. Brown (b)	50	Executive Vice President and Chief Financial Officer	1995

Michael J. Covey (c)	44	Executive Vice President	1998

Thomas M. Lindquist (d)	41	Executive Vice President, Real Estate and Strategic Business Development	2001

James A. Kraft (e)	47	Senior Vice President, General Counsel and Secretary	1989

Barbara L. Crowe (f)	51	Vice President, Human Resources	1997

Robert J. Olszewski (g)	46	Vice President, Corporate and Environmental Affairs	2001

David A. Brown (h)	47	Vice President, Controller	2002

David W. Lambert (i)	41	Vice President, Treasurer	2002

(a)	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

(b)
Served since May 1999 as Executive Vice President and Chief Financial Officer. Mr. Brown was Vice President, Strategic Business Development from January 1998 to May 1999, Vice President, Resource Management from February 1995 to January 1998, and Director, Planning from August 1990 to February 1995.

(c)
Served since August 2001 as Executive Vice President. Mr. Covey was Senior Vice President from August 2000 to August 2001, Vice President, Resources from January 1998 to August 2000, General Manager, Rocky Mountain Timberlands from August 1996 to January 1998, Director of Operations, Rocky Mountain Region from June 1995 to August 1996, and Plant Manager, Ksanka Sawmill from August 1992 to June 1995.

(d)	Served since December 2001 as Executive Vice President. Mr. Lindquist was Executive Vice President of Global Sales and Corporate Alliances from June 1986 to December 2001 for Trammell Crow Company.

(e)
Served since January 2002 as Senior Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, General Counsel and Secretary from April 1996 to January 2002, Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993.

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

(g)
Served since October 2001 as Vice President, Corporate and Environmental Affairs. Mr. Olszewski served as Director, Environmental Affairs from December 1997 to November 2001 for The Timber Company and Director, Environmental Affairs from April 1993 to December 1997 for Georgia-Pacific Corporation.

(h)	Served since January 2002 as Vice President, Controller. Mr. Brown was Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

(i)
Served since January 2002 as Vice President, Treasurer. Mr. Lambert was Director of Planning, Treasurer from June 1998 to January 2002 and Director of Finance and Treasurer from November 1994 to June 1998.

(j)
Since July 1, 1999 Ms. Crowe and Messrs. Holley, Brown, Brown, Covey, Kraft and Lambert have served in their indicated capacities for Plum Creek Timber Company, Inc. Prior to the REIT conversion, the listed individuals served in their indicated capacities of the general partner of Plum Creek Timber Company, L.P. or the predecessor of the general partner. There are no family relationships among them.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange and the Pacific Exchange. As of February 22, 2002, there were approximately 30,808 registered owners of 183,767,983 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash distribution information for 2001 and 2000, are as follows:

2001	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$24.64	$27.33	$28.72	$28.99
Low	21.48	21.56	22.63	22.77
Cash distribution per Share	$0.57	$0.57	$0.57	$1.14	A

2000	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
High	$25.75	$29.81	$28.94	$26.94
Low	21.50	23.13	21.88	21.81
Cash distribution per Share	$0.57	$0.57	$0.57	$0.57

Cash dividends are determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on our ability to make cash payments, borrowing capacity, changes in the price and demand for our products and the general market for timberlands and those timberland properties that have higher and better uses. Other factors that our board of directors might consider include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which we can deliver value to our stockholders.

A
Plum Creek paid a dividend of $0.57 per share on November 30, 2001 and December 28, 2001. The December 28, 2001 dividend represents the acceleration of our fourth quarter 2001 dividend that normally would have been paid in February 2002. See Note 5 of the Notes to Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

On December 16, 1997, shareholders of Georgia-Pacific Corporation (“Georgia-Pacific”) approved the creation of two classes of common stock intended to reflect separately the performance of Georgia-Pacific’s manufacturing (“Georgia-Pacific Group”) and timber businesses (“The Timber Company”). The Timber Company represented the separate group of businesses whose results have been tracked by Georgia-Pacific’s Timber Company stock (“Timber Company Stock”) and was engaged primarily in the growing and selling of timber on the approximately 4.7 million acres of timberlands that Georgia-Pacific owned or leased.

On October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares. In connection with the redemption, each outstanding share of Timber Company Stock was exchanged for one unit, or a “Unit,” that represented one outstanding share of common stock of each of the former subsidiaries (“Subsidiaries”) of Georgia-Pacific which collectively held all of the assets and liabilities attributed to The Timber Company. On October 6, 2001, holders of the Units received 1.37 shares of Plum Creek common stock for each Unit, totaling 112.7 million shares. Therefore, 112.7 million shares have been applied retroactively in computing basic earnings per share for all periods prior to the merger. Dilutive earnings per share include the dilutive effect of 3.8 million outstanding options using the treasury stock method at the converted exercise prices ranging from $15.29 to $18.34 per share.

The Timber Company merger is being accounted for as a “reverse acquisition,” with The Timber Company being treated as the acquirer for accounting and financial reporting purposes. As a consequence, the historical financial statements of The Timber Company became the financial statements of Plum Creek effective as of October 6, 2001. The financial data for the year ended December 31, 2001 includes the operating results of The Timber Company up until the date of the merger and the operating results of the merged company for the remainder of the year. The financial data for the prior years reflects only the data of The Timber Company.

For the fiscal year:	2001(A)	2000	1999(B)	1998(C)	1997(D)
(In millions, except per Share):
Revenues (E)	$598	$493	$1,028	$605	$838
Operating Income	250	303	723	370	437
Net Interest Expense	54	44	69	71	84
Income before Income Taxes	196	259	654	299	353
(Provision)/Benefit for Income Taxes	142	(97)	(256)	(117)	(138)
Income before Extraordinary Items	338	162	398	182	215
Net Income	338	162	398	180	215

Non-Cash Items
Depreciation, Depletion, and Amortization	55	27	41	45	48
Basis in Lands Sold	18	17	101	22	159

Balance Sheet Items
Total Assets	4,122	1,619	1,521	1,173	1,171
Total Debt, including Capital Leases	1,701	1,009	970	983	971

Earnings per Share before Extraordinary Items
Basic	$2.61	$1.44	$3.53	$1.61	$1.91
Diluted	$2.58	$1.42	$3.49	$1.60	$1.89

Dividend Declared per Share (F)	$1.14

Harvest Volume (million tons)	13.9	11.7	14.9	14.6	15.16

(A)	During 2001 the company changed its accounting policy for reforestation costs. See Note 1 of the Notes to Financial Statements.

(B)
During 1999 approximately 1,024,000 acres of timberlands were sold in three separate transactions. These transactions included 390,000 acres of timberlands in the Canadian province of New Brunswick, 440,000 acres of timberlands in Maine, and 194,000 acres of timberlands in California. These sales totaled $442 million and resulted in a $355 million pre-tax gain ($215 million after-tax gain).

(C)	During 1998 approximately 61,000 acres of timberlands in West Virginia were sold for approximately $26 million. Pre-tax gain on this sale was $24 million ($14 million after-tax gain).

(D)	During 1997 approximately 127,000 acres of timberlands in California were sold for $270 million. Pre-tax gain on this sale was $114 million ($71 million after-tax gain).

(E)	Revenues have been restated to include proceeds from real estate sales. This reclassification had no impact on net income.

(F)
Since The Timber Company was not a separate legal entity but rather an operating division of Georgia-Pacific, The Timber Company common stock, the only equity issued with respect to The Timber Company, represented a class of Georgia-Pacific’s common stock. The Timber Company common stock paid a quarterly dividend of $0.25 per share. Subsequent to the October 6, 2001 merger, Plum Creek paid a dividend of $0.57 per share on November 30, 2001 and December 28, 2001. The December 28, 2001 dividend represents the acceleration of our fourth quarter 2001 dividend that normally would have been paid in February 2002. See Note 5 of the Notes to Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy” or “anticipates” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors in “Risk Factors.” Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

•	our failure to qualify as a real estate investment trust, or REIT, or our failure to achieve the expected competitive advantages of operating as a REIT;

•	an unanticipated reduction in the demand for timber products and/or an unanticipated increase in the supply of timber products;

•	our failure to make strategic acquisitions or to integrate any such acquisitions effectively or, conversely, our failure to make strategic divestitures; and

•	the failure to meet our expectations with respect to our likely future performance.

Accordingly, actual results may not conform to the forward-looking statements contained in this Report.

Overview

Merger with The Timber Company.    On October 6, 2001, the six entities that comprised The Timber Company, formerly a separate operating group of Georgia-Pacific Corporation (“Georgia-Pacific”), merged with and into Plum Creek, with Plum Creek as the surviving company. As a part of the merger, the shareholders of Georgia-Pacific Corporation—Timber Group Common Stock (“Timber Company Stock”) received 1.37 shares of Plum Creek’s common stock for each share of The Timber Company stock, or approximately 112.7 million shares. The merger is being accounted for as a reverse acquisition, with The Timber Company being treated as the acquirer for accounting and financial reporting purposes. As a consequence, the historical financial statements of The Timber Company became the financial statements of Plum Creek effective as of the consummation of the merger. Therefore, the statement of income for the year ended December 31, 2001 reflects the performance of The Timber Company until the date of the merger and that of the merged company for the remainder of 2001. The statements of income for the years ended December 31, 2000 and January 1, 2000 reflect only the operating results of The Timber Company. See Note 2 of the Notes to Financial Statements.

Prior to the merger with Plum Creek, The Timber Company had only one reportable segment. Subsequent to the merger, Plum Creek has five reportable segments. The Timber Company’s historical segment information has been retroactively restated back to the beginning of 1999 to reflect these new segments. Furthermore, the period-to-period comparison of the results of operations for 2001 compared to 2000 and 2000 compared to 1999 are based on the new segments and reflect the operating results of The Timber Company through the merger date (October 6, 2001) and the results of the combined company subsequent to the merger date. See Note 14 of the Notes to Financial Statements for segment and geographical area information.

Additionally, in connection with the merger, Plum Creek replaced approximately $650 million of Georgia-Pacific debt attributed to The Timber Company with third party debt, consisting of $500 million of fixed rate debt and $150 million of variable rate debt. Also in connection with the merger, Plum Creek assumed approximately 3.8 million outstanding stock options (after adjusting for the exchange ratio) with respect to Timber Company Stock at exercise prices ranging from $15.29 to $18.34 (after adjusting for the exchange ratio). See Notes 6 and 11 of the Notes to Financial Statements.

Commencing July 1, 1999, Plum Creek has elected to be taxed as a REIT under sections 856 through 860 of the United States Internal Revenue Code. As a consequence of The Timber Company merging into a REIT, a one-time tax benefit of approximately $216 million was recorded to reflect the elimination of a deferred tax liability associated with temporary differences primarily related to timberlands that are not expected to be disposed of in a transaction subject to built-in gains tax during a ten-year period. Additionally, in connection with the merger, Plum Creek inherited the earnings and profits of The Timber Company. As a REIT, Plum Creek was required to distribute these earnings and profits prior to January 31, 2002. As a result, our fourth quarter dividend of $0.57 per share was accelerated and paid on December 28, 2001. The dividend normally would have been paid in February 2002. See Note 5 of the Notes to Financial Statements.

Non-recurring Items.    During 2001 we had the following non-recurring items which had an impact on our results of operations:

1.
Income Tax Benefit.    As a result of the entities comprising The Timber Company, each a taxable corporation, merging into Plum Creek, a REIT, which is generally not subject to federal or state income tax, a one-time tax benefit of $216 million was recorded in the fourth quarter of 2001. The benefit relates primarily to the elimination of a deferred tax liability associated with temporary differences primarily related to timberlands that are not expected to be disposed of in a transaction subject to built-in gains tax during a ten-year period. See Note 5 of the Notes to Financial Statements.

2.
Severance.    In connection with the October 6, 2001 merger, the employment of several executives and key employees of The Timber Company terminated. Terminated employees were paid a severance and two terminated executives of The Timber Company were awarded additional pension benefits. An expense of $6 million was recorded in the fourth quarter of 2001 for these severance and pension benefits.

Accounting Method Change.    In the fourth quarter of 2001, the company changed its accounting policy to capitalize certain timber reforestation costs that were previously expensed. The cumulative effect of this policy change is not reflected in the beginning balance of Timber and Timberlands because information is not available to compute the cumulative effect of the change over the prior harvest cycle of approximately 30 years. The new capitalization policy was applied retroactively as of January 1, 2001. Implementation of the new accounting policy increased the Northern Resources Segment’s 2001 operating income by $2 million and the Southern Resources Segment’s 2001 operating income by $16 million. See Note 1 of the Notes to Financial Statements, Timber and Timberlands.

Off-Balance Sheet Debt and Other Arrangements.    The consolidated financial statements of the company reflect all of the operations and assets and liabilities of the company. The company has no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Consequently, the company has no off-balance sheet debt. Furthermore, except for a financing in connection with certain installment notes receivable which were transferred to Georgia-Pacific prior to the October 6, 2001 merger, the company is not a party to any derivative transactions. Finally, the company does not have any transactions with related parties or affiliates other than those described in Note 12 of the Notes to Financial Statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our most significant judgements and estimates used in preparation of our consolidated financial statements:

Revenue Recognition.    Plum Creek (The Timber Company prior to the October 6, 2001 merger) historically recognized revenue from timber sales under three different methods, depending upon the terms of the sale. The methods were: (1) delivered log sales, (2) cutting contracts and (3) timber deeds. Under a delivered log sale agreement, the seller cuts the tree and delivers it to the buyer. Risk of loss and title to the tree passes to the buyer when the log is delivered to the buyer. Revenue is recognized when the log is delivered and includes the cost of logging and hauling.

Cutting contacts are agreements where the buyer agrees to harvest all of the trees on a tract of land for an agreed upon price for each of the different types of trees over the terms of the contract (usually 12 to 18 months). In some cases an advance is received in connection with cutting contracts, and in other cases the buyer agrees to only cut certain trees on a tract of land. Under cutting contracts, the buyer is responsible for all logging and hauling costs. Title and risk of loss pass to the buyer as the trees are cut. Revenue is recognized when the trees are cut. Total revenue recognized under a cutting contract is a function of the total volume of wood removed times the agreed upon per unit price for each of the various types of trees on a tract of land.

Timber deeds are agreements where the buyer agrees to harvest all of the trees on a tract of land over the terms of the contract (usually 12 to 18 months). However, unlike a cutting contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Under a timber deed, the buyer is responsible for all logging and hauling costs. Revenue from a timber deed sale is recognized when the contract is signed. Timber deeds are generally marketed and sold to the highest bidder. Bids are typically based on a timber cruise—an estimate of the total volume of timber on a tract of land broken down by the various types of trees (such as softwood sawlogs, hardwood pulpwood, etc.). Total revenue recognized under a timber deed is the amount of the highest bid and is not dependent upon the volume or types of trees actually harvested.

Subsequent to the October 6, 2001 merger, as a result of certain REIT requirements, we have replaced timber deed agreements with lump-sum sale agreements. Under a lump-sum sale, the parties agree to a lump-sum price for all the timber available for harvest on a tract of land. Generally the lump-sum price is paid when the contract is signed. However, unlike timber deeds, title to the timber and risk of loss transfers to the buyer as the timber is cut. Therefore, revenue is recognized each month based on the timber harvested compared to total timber available to be harvested on a tract of land over the terms of the contract (usually 12 to 18 months). Under a lump-sum sale, the buyer is responsible for all logging and hauling costs. Lump-sum sales are generally marketed and sold to the highest bidder. Bids are typically based on timber cruise information. Total revenue recognized under a lump-sum sale contract is the amount of the highest bid and is not dependent upon the volume or type of trees actually harvested.

Since revenue is recognized under a lump-sum sale agreement as the trees are cut, an estimate of how much revenue to recognize each month is made based on how much volume has been removed compared to the total volume available for harvest on a tract of land according to the timber cruise. We generally receive weekly information from the buyer regarding how much volume has been removed. Inevitably, the total volume harvested from a tract of land will be different than the volume estimated in the timber cruise. If the total volume removed is greater than the cruised volume, we will stop recognizing revenue on this contract once the total revenue recognized is equal to total lump-sum contract price. No revenue will be recognized for volumes harvested in excess of the cruised volume. If the total volume removed is less than the cruised volume, an adjustment will be recorded in the month in which the buyer has completed its harvesting on a tract of land. The adjustment is an increase in revenue equal to the difference between the lump-sum contract price and the total revenue recognized under this contract to-date.

Management does not expect to have any material adjustments to revenue recognized under lump-sum sales agreements. Management expects that actual volumes harvested under lump-sum contracts will not be materially different than the estimated cruised volumes. Furthermore, management estimates that the likelihood of actual volume harvested exceeding the cruised volume is approximately equal to the likelihood of actual volume harvested being less than the cruised volume. However, we have limited experience with lump-sum contracts and we may need, therefore, to refine our estimation process in future periods.

While the timing of when revenue is recognized under a timber deed and a lump-sum contract is materially different, this change is not expected to have a material impact on the year-to-year comparison of our results of operations. However, our quarter-to-quarter comparison of our results of operations is expected to be materially impacted.

The majority of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, the majority of our timber sales are either cutting contracts or lump-sum sales. Under both cutting contracts and lump-sum sales, the buyer is responsible for the logging and hauling costs. Therefore, operating profit percentages are significantly higher in our Southern Resources Segment.

Real Estate Sales.    As a major landowner, we estimate that 5% of the company’s timberlands may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. Furthermore, from time to time we dispose of large non-strategic timberland holdings, which may result in material gains and losses from real estate sales. As a result, our reported operating income and net income may be materially impacted by the timing of our real estate sales.

Historically, our Real Estate Segment has reported significant operating profit percentages (ranging from 70% to 90% of revenues), and this trend is expected to continue in the future. The high operating profit percentages are primarily because a significant portion of our timberlands was acquired many years ago. Under generally accepted accounting principles, the annual appreciation in our timberlands cannot be reflected in our earnings until the year in which the properties are sold.

Furthermore, in connection with major timberland acquisitions we are generally not able to identify our future real estate sales. This was the case in our October 6, 2001 merger with The Timber Company. Since the merger is being accounted for as a reverse acquisition, the timberlands of Plum Creek were recorded at their fair value. However, while our purchase price allocation and related appraisals reflect greater values for real estate which may be sold in the future for uses which have a higher value than timber production, we are generally not able to identify specific properties. Therefore, within each region, except for properties which we were able to identify specifically, we allocated this higher value proportionately among all the acres acquired. In general, specific properties cannot be identified in advance because their value is dependent upon numerous factors, most of which are not known at the acquisition date, including current and future zoning restrictions, current and future environmental restrictions, future changes in demographics, future changes in the economy, current and future plans of adjacent landowners, and current and future funding of government and not-for-profit conservation and recreation programs.

Management believes that current and future results of operations could be materially different under different purchase price allocation assumptions, and it does not believe that it has the ability, with any level of precision, to estimate which of our properties will someday sell for more than their underlying timber production value.

Depletion.    Depletion, or costs attributed to timber harvested, is recorded as trees are harvested. Depletion rates for each region are adjusted annually. Depletion rates are computed by dividing (A) the sum of (1) the original cost of the timber less previously recorded depletion plus (2) estimated future silviculture costs that are expected to be incurred over the next harvest cycle, by (B) the total timber volume that is estimated to be harvested over the harvest cycle. The harvest cycle can be as short as 20 years in the South and as long as 90 years in the Rockies. The estimate of future silviculture costs is limited to the expenditures that are expected to impact growth rates over the harvest cycle. The depletion rate calculations do not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest.

Significant estimates and judgements are required to determine both future silviculture costs and the volume of timber available for harvest over the harvest cycle. Some of the factors impacting the estimates are changes in weather patterns, inflation rates, the cost of fertilizers and chemicals, the cost of capital, the actual and estimated increase in growth rates from fertilizer applications, the relative price of sawlogs and pulpwood, the actual and expected real price appreciation of timber, the scientific advancement in seedling and growing technology, and changes in harvest cycles.

The company has invested in technology that enables it to predict its current standing inventory of trees, future growth rates, and the benefits of scientific advancements in connection with seedlings, planting techniques and fertilizer applications. Therefore, while estimates with respect to depletion computations will be revised annually, management does not expect the depletion rates will change materially from year to year.

Deferred Income Taxes.    Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code commencing July 1, 1999. A REIT is generally not subject to corporate- level tax if it satisfies certain requirements. On October 6, 2001, The Timber Company, consisting of a group of corporate entities, merged with and into Plum Creek. As a consequence of the merger of a taxable entity into a nontaxable entity, the deferred tax liabilities of The Timber Company are eliminated except for any expected transactions that would be subject to built-in gains tax.

Plum Creek will generally be subject to corporate-level tax (built-in gains tax) to the extent it disposes of certain property of The Timber Company that it acquired in the merger during a ten-year period following the merger. The built-in gains tax only applies to gains from such asset sales to the extent the fair value of the property exceeds its tax basis at the merger date. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a one-time tax benefit of approximately $216 million was recorded by the company in the fourth quarter of 2001 as a result of the merger of The Timber Company into Plum Creek. The benefit of approximately $216 million represents the elimination of a deferred tax liability associated with temporary differences primarily related to timberlands that are not expected to be disposed of in a transaction subject to built-in gains tax during a ten-year period following the merger.

Management estimated that approximately 5% of The Timber Company’s timberlands will be sold in a taxable transaction over the next ten years. As a result, approximately $11 million of deferred taxes related to timberlands were not eliminated during the fourth quarter of 2001. It is likely that actual timberland sales over the ten-year built-in gain period will be greater than, or less than, 5%. An adjustment to earnings will be required in the period in which it is determined that timberland sales subject to the built-in gains tax will be greater than, or less than, 5%.

Long-Term Incentive Plans.    Plum Creek has a Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock, dividend equivalents and value management awards. See Note 11 of the Notes to Financial Statements. Value management awards provide incentive compensation to participants over a three-year period that is contingent upon performance measured against the performance of a peer group of forest products companies. Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the company’s total stockholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total stockholder return is above the 75th percentile.

Plum Creek recognizes compensation expense for value management awards based on the expected value of the award upon vesting and accrues the expense over the vesting period. The actual expense cannot be determined until the end of the three-year performance period. Furthermore, since the amount of the award, if any, is based on Plum Creek’s relative performance compared to that of its peer group, it is possible to have significant changes to the estimated award value during the performance period. Compensation expense related to the value management awards is adjusted in the quarter in which there has been a material change in the expected vested value of the awards. Therefore, it is possible that an adjustment to the value management award expense may be material to the result of operations for the quarter and the year in which the estimated vested benefit is revised.

Events and Trends Affecting Operating Results

[Note: The market trends described below impacted both the businesses of The Timber Company and Plum Creek during 2001.]

Current Market Conditions

Northern Resources Segment.    Prices for sawtimber logs in our Northern Resources Segment decreased in 2001 by approximately 10% from 2000 levels. Declining prices for softwood sawtimber were partially offset by a slight improvement in prices for hardwood sawtimber. Softwood sawtimber prices, which began to decline in late 2000, continued to weaken through 2001. The price decline was primarily due to an ample supply of logs, reduced exports of log and lumber from the U.S. to foreign countries, principally Japan, and weak lumber prices as a result of the slowing U.S. economy. Hardwood sawtimber markets improved slightly, despite weakness in the economy, due to a tight supply of quality sawlogs.

Prices for pulpwood logs in our Northern Resource Segment declined by approximately 5% from 2000 levels. Pulpwood prices weakened due to the worldwide overcapacity of mills that make paper products and weak pulp and paper prices. Furthermore, as a result of the continued strong U.S. dollar, foreign imports of paper products into the U.S. have increased while exports of U.S. products have decreased.

Southern Resources Segment.    Prices for sawtimber logs in our Southern Resources Segment decreased in 2001 by approximately 15% from 2000 levels. Softwood sawtimber prices, which began to soften in the second half of 2000, continued to weaken through 2001. The price decline was primarily due to weak commodity prices and production curtailments by lumber and plywood mills. Lumber prices declined due to the weak U.S. economy and overcapacity in the North American lumber industry. In addition, production of treated southern yellow pine (“SYP”) lumber, which consumed approximately 36% of lumber output in 2000, declined 22% in 2001, removing approximately 8% of the demand for SYP lumber. SYP Plywood mills reduced production and experienced price erosion in 2001 due to increasing competition from Oriented Strand Board (“OSB”) producers as well as general weakness in the economy.

Prices for pulpwood logs in our Southern Resources Segment decreased in 2001 by approximately 10% from 2000 levels. Softwood pulpwood prices declined due to reduced demand from domestic and foreign pulp and paper manufacturers, lower profitability of pulpwood log converters, and an increase in the available supply of logs. Demand for softwood pulpwood declined due to pulp and paper mill closures and curtailments as a result of weak product markets. The profitability of pulpwood converters, which include pulp and paper manufacturers, chip exporters, and OSB producers, declined as the global market for pulp softened and OSB production capacity outpaced growth in demand. The supply of softwood pulpwood logs increased due to continued dry weather for much of the year, as well as a temporary influx of plantation thinning volume from private landowners associated with a government subsidy program aimed at soil conservation. Hardwood pulpwood prices increased year over year, partially offsetting the price decline in softwood pulpwood prices.

Manufactured Products Segment.    Composite indices for commodity lumber in 2001 were down 3% from 2000 levels, primarily due to continued weakness in the U.S. economy during 2001, and persistent excess lumber capacity in North America. Lumber demand declined during 2001, despite the 2% increase in housing starts, primarily due to the 4% decline in industrial production. North American lumber capacity continues to substantially exceed lumber demand due to the new capacity installed during the prior decade. In addition, the relative strength of the U.S. dollar and increased offshore lumber capacity weakened the trade balance for the U.S. lumber industry. The preliminary findings by the International Trade Commission that resulted in tariffs on Canadian lumber imported into the U.S. provided some support to lumber prices for much of 2001, effectively stemming further price deterioration.

Composite prices for commodity plywood in 2001 declined 2% from 2000 levels due to general weakness in the U.S. economy, particularly in the industrial sector, and continued increases in competition from lower cost OSB, which constrained plywood prices and displaced commodity plywood used in housing applications. Composite prices for Medium Density Fiberboard (“MDF”) in 2001 remained flat compared to 2000 levels due to continued world-wide MDF overcapacity and flat domestic consumption related to the weak U.S. economy and the strong U.S. dollar. The strong U.S. dollar impacted MDF markets by making foreign producers more competitive with U.S. producers in domestic and overseas markets, and by encouraging furniture manufacturers who utilize MDF to source products and manufacturing in overseas locations and to target the U.S. consumer.

Harvest Plans

We determine our annual roundwood (sawlogs and pulpwood, including stumpage sales) harvesting plans based on a number of factors. At the stand level, ranging in size from 10 to 200 acres, we consider the age, size, density, health and economic maturity of the timber. A stand is a continuous block of trees of a similar age, species mix and silvicultural regime. At the forest level, ranging in size from 105,000 to 770,000 acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, a forest’s progression from an unmanaged to a managed forest, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands.

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

Harvest levels in the Northern Resources Segment were 2.5 million tons during 2001 and 1.4 million tons in 2000, a 78% increase, due to the October 6, 2001 merger between Plum Creek and The Timber Company. Had the merger between Plum Creek and The Timber Company occurred prior to 2001, estimated harvest levels in the Northern Resources Segment would have approximated 5.3 million tons. Harvest levels in 2002 are expected to increase 6% over the estimated combined harvest levels of 5.3 million tons for 2001, as softwood plantations in the Pacific Northwest reach maturity and harvests remain level in the Northeast. In 2003 and 2004, we expect harvest levels to remain relatively constant at 2002 levels.

Harvest levels in the Southern Resources Segment were 11.4 million tons during 2001 and 10.3 million tons in 2000, an 11% increase, due to the October 6, 2001 merger between Plum Creek and The Timber Company. Had the merger between Plum Creek and The Timber Company occurred prior to 2001, estimated harvest levels in the Southern Resources Segment would have approximated 13.0 million tons. Harvest levels in 2002 are expected to be comparable with the estimated combined harvest levels of 13.0 million tons for 2001. In 2003 and 2004, we expect harvest levels to remain relatively constant at 2002 levels.

Beyond 2004, our aggregate harvest levels will gradually increase as previously established plantations mature and become available for harvest. Actual harvest levels may vary from planned levels due to log demand, sales prices, the availability of timber from other sources, the level of real estate sales, the availability of legal access, abnormal weather conditions, fires and other factors that may be outside of our control. We believe that our harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs and lumber in order to minimize the variance to planned harvest levels.

U.S.—Canada Softwood Lumber Agreement.

The trade dispute between the United States and Canada continues to be a major source of uncertainty for U.S. lumber markets. On March 31, 2001, the five-year lumber trade agreement between the U.S. and Canada expired. The agreement was intended to limit the volume of lumber that was exported to the U.S. through the assessment of a tariff on annual lumber exports in excess of certain levels from the four major lumber producing Canadian provinces. Prior to this five-year agreement, Canadian lumber producers were aggressively increasing their penetration into the U.S. market as a result of their lower wood fiber costs and favorable exchange rates.

Soon following expiration of the trade agreement, U.S. industry coalitions submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. It was reported that on March 22, 2002, the Commerce Department rendered its determination in favor of the industry coalitions and issued a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7%. This rate represents the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters. It was also reported that the duties issued by the Commerce Department may not be imposed until the International Trade Commission renders its final injury determination, which is expected in May 2002. However, there is strong indication that the Canadian government will appeal any adverse final decision to the World Trade Organization. That appeal process would likely extend beyond 2002.

Because both the countervailing and the anti-dumping duties were preliminary decisions, Canadian exporters have been able to post bonds securing their obligation to pay the duties. Therefore, the duties generally did not produce the effect of significantly limiting Canadian lumber imports during much of 2001. At the same time, Canadian lumber imports during 2001 did not increase dramatically from import levels prior to the expiration of the trade agreement.

If the final decision by the International Trade Commission were to eliminate or significantly lower current import tariffs on Canadian lumber before an agreement could be reached between the two countries, or if an appeal to the World Trade Organization were determined adversely to U.S. interests, then an increase in the supply of lumber to U.S. markets from Canadian sources would likely result. Other factors remaining unchanged, such an increase would increase downward pressure on lumber and log prices.

Comparability of Financial Statement Periods.

We have pursued and expect to continue to pursue the acquisition of additional timberlands to increase our inventories of timber. On October 6, 2001, we completed our merger with The Timber Company, which was accounted for as a reverse acquisition. As a result, our ownership increased from approximately 3.2 million acres to approximately 7.8 million acres. We may also sell timberlands and facilities, from time to time, if attractive opportunities arise. Accordingly, the comparability of periods covered by the company’s financial statements is, and in the future may be, affected by the impact of acquisitions and divestitures.

Results of Operations

The following table compares operating income by segment for the years ended:

Operating Income by Segment
(In Millions)

	December 31, 2001	December 30, 2000	January 1, 2000
Northern Resources	$30	$27	$59
Southern Resources	187	198	265
Real Estate	59	85	408
Manufactured Products	1	—	—
Other	8	8	6

Total Segment Operating Income	285	318	738
Other Costs & Eliminations	(35)	(15)	(15)
Operating Income	$250	$303	$723

2001 Compared to 2000

Northern Resources Segment.    Revenues increased by $25 million, or 32%, to $104 million in 2001. Excluding revenues associated with the October 6, 2001 merger with Plum Creek, revenues decreased by $8 million, or 10%, to $71 million. This decrease of $8 million was primarily due to lower softwood sawlog prices. Softwood sawlog prices decreased by 15% primarily due to weak lumber and plywood prices and an abundant supply of logs. Product prices decreased primarily due to the slowing U.S. economy and excess lumber and plywood capacity. There was an abundant supply of logs primarily due to numerous lumber and plywood mill closures as a result of weak product prices.

Excluding the impact of the October 6, 2001 merger, Northern Resources Segment operating income was 31% of its revenues for 2001 and 35% for 2000. This decline was primarily due to lower softwood sawlog prices. Northern Resources Segment costs and expenses increased by $22 million, or 42%, to $74 million in 2001. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses decreased by $3 million, or 6%, to $49 million. This decrease of $3 million was primarily due to the change in accounting method for silviculture costs. Beginning in 2001, silviculture costs were capitalized while they were expensed in 2000.

Southern Resources Segment.    Revenues increased by $16 million, or 5%, to $319 million in 2001. Excluding revenues associated with the October 6, 2001 merger, revenues were stable at $303 million for both 2001 and 2000. However, despite stable revenues, revenues decreased by $38 million due to lower log prices, offset in part by higher revenues of $18 million as a result of a higher percentage of delivered log sales and $15 million due to higher harvest levels. Softwood sawlog prices decreased by 14% primarily due to weak lumber and plywood prices and an abundant supply of logs. Product prices decreased primarily due to the slowing U.S. economy and excess lumber and plywood capacity. There was an abundant supply of logs primarily due to numerous lumber and plywood mill closures as a result of weak product prices. Revenues increased by $18 million due to a greater percentage of delivered log sales compared to sales of standing timber. Under a delivered log sale agreement, the seller is responsible for log and haul costs whereas the buyer incurs these costs when standing timber is sold. While revenues are higher when the seller is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. Harvest levels increased by 4% in 2001 compared to 2000. See “Harvest Plans” section under this Item for management’s expectation of 2002’s harvest levels.

Excluding the impact of the October 6, 2001 merger, Southern Resources Segment operating income was 60% of its revenues for 2001 and 65% for 2000. This decline was primarily due to lower softwood sawlog prices.

Southern Resources Segment costs and expenses increased by $27 million, or 26%, to $132 million in 2001. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $18 million, or 17%, to $123 million. This increase of $18 million was primarily due to an increase in log and haul costs and higher depletion expense, offset in part by lower operating expenses. Log and haul costs increased by $18 million primarily due to a higher percentage of delivered log sales compared to sales of standing timber. Depletion expense increased by $12 million primarily due to a refinement in the amount of future silviculture costs that are expected to be incurred to generate expected growth rates. Operating expenses decreased by $11 million primarily due to the change in accounting method for silviculture costs. Beginning in 2001, silviculture costs were capitalized while they were expensed in 2000.

Real Estate Segment.    Revenues decreased by $23 million, or 22%, to $80 million in 2001. Excluding revenues associated with the October 6, 2001 merger, revenues decreased by $29 million, or 28%, to $74 million. This decrease of $29 million is primarily due to the timing of real estate sales. As a major landowner, approximately 5% of the company’s timberlands may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation and the timing of harvesting activities.

Excluding the impact of the October 6, 2001 merger, Real Estate Segment operating income was 80% of its revenues for 2001 and 83% for 2000. Real Estate Segment costs and expenses increased by $3 million, or 17%, to $21 million in 2001. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses decreased by $3 million, or 17%, to $15 million.

Manufactured Products Segment.    Prior to the October 6, 2001 merger, the financial statements represent those of The Timber Company which did not have any manufacturing operations. For the period October 6, 2001 to December 31, 2001 Manufactured Products Segment revenues were $86 million, expenses were $85 million and operating income was $1 million.

Other Segment.    Revenues increased by $1 million, or 13%, to $9 million in 2001. Expenses were $1 million during 2001 but were less than $1 million during 2000.

Other Costs and Eliminations.    Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $35 million in 2001, compared to a decrease of $15 million in 2000. This change of $20 million was primarily due to $9 million of intercompany profit elimination, $6 million of merger-related severance costs and higher corporate expenses due to the increase in size of the company. At December 31, 2001, the deferred profit on intercompany log sales was $9 million. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. Prior to the October 6, 2001 merger, The Timber Company did not have any deferred profit on log sales.

Interest Expense.    Net interest expense increased by $10 million, or 23%, to $54 million for 2001. This increase was primarily due to the $837 million of Plum Creek’s debt that was acquired in connection with the October 6, 2001 merger.

2000 Compared to 1999

Northern Resources Segment.    Revenues decreased by $59 million, or 43%, to $79 million in 2000. Excluding revenues associated with The Timber Company’s operations of its 440,000 acres of timberlands in Maine, its 390,000 acres of timberlands in Canada and its 194,000 acres of timberlands in California, all of which were sold during 1999, revenues increased by $6 million, or 8%, to $79 million.

Excluding the impact of the operating income associated with the Maine, Canada and California timberlands that were sold during 1999, Northern Resources Segment operating income was 35% of its revenues for 2000 and

36% for 1999. Northern Resources Segment costs and expenses decreased by $27 million, or 34%, to $52 million in 2000. Excluding costs and expenses associated with The Timber Company’s operations of its 440,000 acres of timberlands in Maine, its 390,000 acres of timberlands in Canada and its 194,000 acres of timberlands in California, all of which were sold during 1999, costs and expenses increased by $6 million, or 13%, to $52 million.

Southern Resources Segment.    Revenues decreased by $69 million, or 19%, to $303 million in 2000. This decrease of $69 million was primarily due to a 21% decline in harvest volume and a 3% decline in log prices, offset in part by a higher percentage of delivered log sales. The decline in harvest volume was due to the near completion of the accelerated conversion process and reduced purchases from Georgia-Pacific. During the early to mid 1990’s, The Timber Company increased its harvest levels in order to accelerate the conversion of its mature natural stands to more productive, faster growing plantations. By 2000, this conversion process was nearly completed, and as a result, harvest levels were reduced. Additionally, during 2000 Georgia-Pacific elected to reduce its timber purchases from The Timber Company due to weak lumber and plywood prices. Revenues increased by $8 million due to a greater percentage of delivered log sales compared to sales of standing timber. Under a delivered log sale agreement, the seller is responsible for log and haul costs whereas the buyer incurs these costs when standing timber is sold. While revenues are higher when the seller is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount.

Southern Resources Segment operating income was 65% of its revenues for 2000 and 72% for 1999. This decline was primarily due to lower log prices and higher operating expenses. Southern Resources Segment costs and expenses decreased by $2 million, or 2%, to $105 million in 2000. This decrease of $2 million was primarily due to lower depletion expense as a result of reduced harvest levels, offset in part by higher log and haul costs and higher operating expenses. Log and haul costs increased by $8 million primarily due to a higher percentage of delivered log sales compared to sales of standing timber. Operating costs increased by $4 million primarily due to higher silviculture expenses as a result of increased fertilization costs for 3 to 5 year old tree stands due to accelerated harvest levels in the early to mid 1990’s. Prior to 2001, The Timber Company expensed silviculture costs.

Real Estate Segment.    Revenues decreased by $409 million, or 80%, to $103 million in 2000. Excluding revenues associated with the 1999 sale of 440,000 acres of timberlands in Maine, 390,000 acres of timberlands in Canada and its 194,000 acres of timberlands in California, revenues increased by $33 million, or 47%, to $103 million. This increase of $33 million is primarily due to the timing of real estate sales. As a major landowner, approximately 5% of the company’s timberlands may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation and the timing of harvesting activities.

Excluding the impact of the 1999 bulk timberland sales in Maine, Canada and California, Real Estate Segment operating income was 83% of its revenues for 2000 and 80% for 1999. Real Estate Segment costs and expenses decreased by $86 million, or 83%, to $18 million in 2000. Excluding costs and expenses associated with the 1999 bulk timberland sales in Maine, Canada and California, costs and expenses increased by $1 million, or 6%, to $18 million.

Other Segment.    Revenues increased by $2 million, or 33%, to $8 million in 2000. Expenses were less than $1 million during both 2000 and 1999.

Other Costs and Eliminations.    Other Costs and Eliminations (which consists of corporate overhead) decreased operating income by $15 million in both 2000 and 1999.

Interest Expense.    Net interest expense decreased by $25 million, or 36%, to $44 million for 2000. This decrease was primarily due to interest income on the $397 million installment note receivable from the sale of the California timberlands in late 1999.

Financial Condition and Liquidity

Net cash provided by operating activities totaled $223 million in 2001, $593 million in 2000 and $316 million in 1999. Excluding proceeds of $342 million from the monetization in 2000 of the installment note receivable related to the 1999 sale of 390,000 acres of timberlands in California, net cash provided by operating activity decreased by $28 million, or 11%, to $223 million in 2001, compared to $251 million in 2000. The decrease of $28 million is primarily due to lower higher and better use real estate sales (sales were $80 million during 2001 compared to $103 million in 2000).

Net cash provided by operating activity increased by $277 million, or 88%, to $593 million for 2000 compared to $316 million for 1999. Excluding from 2000 the proceeds of $342 million from the monetization of the installment note receivable related to the sale of 390,000 acres of timberlands in California, and excluding from 1999 the proceeds of $92 million from the sale of 440,000 acres of timberlands in Maine and 390,000 acres of timberlands in Canada, net cash provided by operating activity increased by $27 million, or 12%, to $251 million in 2000, compared to $224 million in 1999. The increase of $27 million is primarily due to greater higher and better use real estate sales (sales were $103 million during 2000 compared to $70 million during 1999).

On October 6, 2001, we consummated the merger of The Timber Company and Plum Creek. In connection with the merger Plum Creek issued approximately 112.7 million shares and assumed 3.8 million stock options, and replaced the approximate $650 million of Georgia-Pacific debt that was allocated to The Timber Company with third party debt. The $650 million of debt was replaced with $500 million of fixed rate debt and $150 million of variable rate debt.

The terms of our new debt and line of credit established in connection with the merger are as follows:

Fixed Rate Debt:

Principal Amount	Interest Rate	Maturity Date
$55 million	6.96%	Oct. 1, 2006
$75 million	7.25%	Oct. 1, 2008
$295 million	7.66%	Oct. 1, 2011
$75 million	7.76%	Oct. 1, 2013

Variable Rate Debt:

The variable rate debt consists of $700 million of bank credit facilities comprised of:

(1)	Term facility of $100 million, maturing on September 30, 2002, with interest rate based on LIBOR plus 1.5% (or 3.5% at December 31, 2001).

(2)
Revolving line of credit available up to $600 million for general corporate purposes, maturing on September 30, 2005, with interest rate based on LIBOR plus 1.5% which includes facility fees (or 3.6% at December 31, 2001).

Interest rates for both the $100 million term facility and the $600 million revolving line are based on a series of borrowings with maturities that can range from one week to six months. Therefore, despite both facilities having interest rates based on LIBOR plus 1.5%, effective interest rates at December 31, 2001 were slightly different. At December 31, 2001, we had approximately $231 million available under our line of credit. On January 3, 2002 we repaid $197 million of borrowings under the line of credit.

At December 31, 2001, the aggregate maturity dates of our long-term obligations consisted of the following (in millions):

	Note Agreements	Line of Credit	Capital Leases	Operating Leases
2002	$34		$1	$3
2003	33		1	2
2004	33		1	1
2005	32	$469	1	1
2006	161		1	1
Thereafter	919		15	—

Total	$1,212	$469	$20	$8

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and payment of cash dividends. Our borrowing agreements restrict dividends to stockholders based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves and capital expenditures and principal payments on indebtedness that are not financed. In addition, our new line of credit requires that we maintain an interest coverage ratio and maximum leverage ratio. We were in compliance with all of our borrowing agreement covenants as of December 31, 2001. If market conditions experienced during 2001 were to persist for an extended period of time, our debt agreements would restrict our ability to maintain our current dividend level.

Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year.

Plum Creek paid a dividend of $0.57 per share on November 30, 2001 and December 28, 2001. The December 28, 2001 dividend represents the acceleration of our fourth quarter 2001 dividend that normally would have been paid in February 2002. The February 2002 dividend was accelerated as a result of our merger with The Timber Company and the REIT requirement under the Internal Revenue Code that all earnings and profits inherited in connection with a merger must be distributed by January 31st of the year following the merger. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the price and demand for Plum Creek’s products and the general market for timberlands and those timberland properties that have higher and better uses. Other factors that our board of directors might consider include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Capital expenditures for 2001 were $59 million, $135 million for 2000 and $113 million for 1999. Capital expenditures for 2001 include amounts for The Timber Company through October 6, 2001 and for the merged entity for the remainder of the year. Capital expenditure amounts are net of proceeds returned from like-kind exchange trusts that were not reinvested within the 180 day required period. During 2001 proceeds of $51 million were returned from like-kind exchange trusts. Excluding these returns, 2001 capital expenditures were $110 million and included $57 million for reforestation and other expenditures associated with the planting and growing of trees, $40 million for the purchase of timberlands, and $12 million for investments in our manufacturing facilities. During 2001 we changed our accounting method to capitalize certain timber reforestation costs that were previously expensed. This accounting method change increased the amount of reforestation and other expenditures associated with the planting and growing of trees that were capitalized in 2001 by $18 million.

Planned capital expenditures for 2002 are expected to be approximately $100 million and include approximately $80 million for our timberlands, $15 million for the development of our coalbed methane and $5 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees.

Other Information

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. Adoption of this standard is not expected to have a material impact on the company’s financial position, results of operations or cash flow.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability will be expensed. Management is currently assessing the impact of this statement on our results of operations, financial position and cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, except that certain provisions of SFAS No. 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company has adopted the provisions of SFAS No. 142 in connection with the merger discussed in Note 2 of the Notes to Financial Statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and is effective for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has adopted the provisions of SFAS No. 141 in connection with the merger discussed in Note 2 of the Notes to Financial Statements.

RISK FACTORS

Risk Factors Applicable to the Business of Plum Creek

The Cyclical Nature of the Forest Products Industry Could Adversely Affect Our Results of Operations

Our results of operations are affected by the cyclical nature of the forest products industry. Prices and demand for logs and manufactured wood products are subject to cyclical fluctuations. The demand for logs and wood products is primarily affected by the level of new residential construction activity and, to a lesser extent, repair and remodeling activity and other industrial uses. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. These activities are, in turn, subject to fluctuations due to, among other factors:

•	changes in domestic and international economic conditions;

•	interest rates;

•	population growth and changing demographics; and

•	seasonal weather cycles (e.g., dry summers, wet winters).

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This results in lower revenues, profits and cash flows. Industry-wide increases in the supply of logs and wood products during favorable price environments can also lead to downward pressure on prices. Timber companies generally increase production volumes for logs and wood products during favorable price environments. However, such increased production, when coupled with even modest declines in demand for these products in general, could lead to oversupply and lower prices.

Our results of operations may also be subject to global economic changes as global supplies of wood fiber shift in response to changing economic conditions. Changes in global economic conditions that could affect our results of operations include, but are not limited to, new timber supply sources and changes in currency exchange rates, foreign and domestic interest rates and foreign and domestic trade policies.

In addition, the market for and ability to sell non-strategic timberlands and timberland properties that have higher and better uses can have a significant effect on our results of operations. Market demand for timberlands generally and higher and better use timberlands may decrease and adversely affect our results of operations.

Historically, Canada has been a significant source of lumber for the United States market, particularly in the new home construction market. However, in 1995, the U.S. and Canadian governments entered into a five-year lumber trade agreement that became effective April 1, 1996. The trade agreement was intended to limit the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain levels from the four major producing Canadian provinces.

The trade agreement expired in late March 2001, and soon thereafter U.S. industry coalitions submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. It was reported that on March 22, 2002, the Commerce Department rendered its determination in favor of the industry coalitions and issued a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7%. It was also reported that the duties issued by the Commerce Department may not be imposed until the International Trade Commission renders its final injury determination, which is expected in May 2002. However, there is strong indication that the Canadian government will appeal any adverse final decision to the World Trade Organization, a process which could extend beyond 2002.

If the final decision by the International Trade Commission results in significantly lower import tariffs on Canadian lumber before an agreement can be reached between the two countries, or if an appeal to the World

Trade Organization were determined adversely to U.S. interests, then an increase in the supply of lumber to U.S. markets from Canadian sources would likely result. Other factors remaining unchanged, such an increase would increase downward pressure on lumber and log prices.

The Forest Products Industry is Highly Competitive

The forest products industry is highly competitive in terms of price and quality. Wood products are subject to increasing competition from a variety of substitute products, including non-wood and engineered wood products. For example, plywood markets are subject to competition from oriented strand board, and U.S. lumber and log markets are subject to competition from other worldwide suppliers.

Our Cash Dividends are Not Guaranteed and May Fluctuate

On July 1, 1999, we converted from a master limited partnership to a real estate investment trust, or “REIT.” REITs are required to distribute 90% of their net taxable ordinary income. However, unlike ordinary income such as rent, the Internal Revenue Code of 1986, as amended, does not require REITs to distribute capital gain income. Accordingly, we do not believe that the Internal Revenue Code will require us to distribute any material amounts of cash given that the majority of our income comes from timber sales, which are treated as capital gains. Our board of directors, in its sole discretion, determines the amount of the quarterly dividends to be provided to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands and those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

We were required by January 31, 2002, to distribute the earnings and profits acquired from the Subsidiaries. We believe that the accelerated payment of our fourth quarter dividend for 2001, which we paid on December 28, 2001, was sufficient to distribute the Subsidiaries’ earnings and profits. If we failed to distribute an amount equal to the Subsidiaries’ earnings and profits, we might be subject to adverse tax consequences. We expect that, even if the earnings and profits of the Subsidiaries were subsequently adjusted upward by the Internal Revenue Service, the amount we distributed exceeds such earnings and profits. Nevertheless, such an adjustment may give rise to the imposition of the 4% excise tax on the excess income required to be distributed over the amounts treated as distributed after application of the earnings and profits rule.

Our Ability to Harvest Timber May Be Subject to Limitations Which Could Adversely Affect Our Operations

Weather conditions, timber growth cycles, access limitations and regulatory requirements associated with the protection of wildlife and water resources may restrict harvesting of timberlands as may other factors, including damage by fire, insect infestation, disease, prolonged drought and other natural disasters. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. As is common in the forest products industry, we do not maintain insurance coverage with respect to damage to our timberlands.

Much of our Northwest timberlands are intermingled with sections of Federal land managed by the United States Forest Service. In many cases, access is only, or most economically, achieved through a road or roads built across adjacent Federal land. In order to access these intermingled timberlands, we have obtained from time to time either temporary or permanent access rights across Federal lands. This process has often been, and will likely continue to be, affected by, among other things, the requirements of the Endangered Species Act, the National Environmental Policy Act and the Clean Water Act. Access and regulatory restrictions may delay or prevent us from harvesting some of our timberlands.

Our revenues, net income and cash flow from our operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. In addition, the terms of our long-term debt agreements and lines of credit limit our ability to fund dividends to stockholders by accelerating the harvest of significant amounts of timber.

Provisions in Our Certificate of Incorporation and Delaware Law May Prevent a Change in Control

Some provisions of our certificate of incorporation may discourage a third party from seeking to gain control of us. For example, the ownership limitations described in our certificate of incorporation could have the effect of delaying, deferring, or limiting a change of control in which holders of our common stock might receive a premium for their shares over the then prevailing market price. The following is a summary of provisions of our certificate of incorporation which may have this effect.

The Ownership Limit.    In order for us to maintain our qualification as a REIT, not more than 50% of the value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code. For the purpose of preserving our REIT qualification, our certificate of incorporation prohibits ownership, either directly or under the applicable attribution rules of the Internal Revenue Code, of more than 5% of the lesser of the total number of shares of our common stock outstanding or the value of the outstanding shares of our common stock by any stockholder other than by some designated persons agreed to by us or as set forth in our certificate of incorporation (the “Ownership Limit”). The Ownership Limit may have the effect of discouraging an acquisition of control of us without the approval of our board of directors.

The Ownership Limit in our certificate of incorporation also restricts the transfer of our common stock. For example, any transfer of our equity is null and void if the transfer would:

•	result in any person owning, directly or indirectly, equity in excess of the Ownership Limit;

•	result in our equity being owned, directly or indirectly, by fewer than 100 persons;

•	result in us being “closely held” (as defined in the Internal Revenue Code);

•	result in us failing to qualify as a “domestically controlled REIT” (as defined in the Internal Revenue Code); or

•	otherwise cause us to fail to qualify as a REIT.

The Preferred Stock.    Our certificate of incorporation authorizes our board of directors to issue up to 75 million shares of preferred stock. Upon issuance, our board of directors will establish the preferences and rights for this preferred stock. These preferences and rights may include the right to elect additional directors. The issuance of preferred stock could have the effect of delaying or preventing a change in control of us even if a change in control were in our stockholders’ best interests.

Section 203 of the Delaware General Corporation Law.    Section 203 of the Delaware General Corporation Law generally prohibits us from engaging in business transactions with a person or entity that owns 15% or more of our voting stock for a period of three years following the time such person or entity became an “interested stockholder” unless, prior to such time, our board of directors approved either the business combination or the transaction which resulted in such person or entity becoming an interested stockholder. A business transaction may include mergers, asset sales and other transactions resulting in financial benefit to the person or entity that owns 15% or more of our voting stock.

If We Fail to Qualify as a REIT, We Would Be Subject to Tax at Corporate Rates and Would Not Be Able to Deduct Dividends to Stockholders When Computing Our Taxable Income

If in any taxable year we fail to qualify as a REIT:

•	we would be subject to Federal and state income tax on our taxable income at regular corporate rates of approximately 39%;

•	we would not be allowed to deduct dividends to stockholders in computing our taxable income; and

•
unless we were entitled to relief under the Internal Revenue Code, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.

If we fail to qualify as a REIT, we might need to borrow funds or liquidate some investments in order to pay the additional tax liability. Accordingly, funds available for investment or dividends to our stockholders would be reduced for each of the years involved.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. Although we operate in a manner consistent with the REIT qualification rules, there cannot be any assurance that we are or will remain so qualified.

In addition, the rules dealing with Federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the United States Department of the Treasury. Changes to the tax law could adversely affect our stockholders. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders may be changed.

Our Timberlands Are Subject to Federal and State Environmental Regulations

We are subject to regulation under, among other laws, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the National Environmental Policy Act, and the Endangered Species Act, as well as similar state laws and regulations. Violations of various statutory and regulatory programs that apply to our operations could result in civil penalties, remediation expenses, potential injunctions, cease and desist orders and criminal penalties. We engage in the following activities which are subject to regulation:

•	forestry activities, including harvesting, planting and road building, use and maintenance;

•	the generation of air emissions;

•	the discharge of industrial wastewater and storm water; and

•	the generation and disposal of both hazardous and nonhazardous wastes.

Laws and regulations protecting the environment have generally become more stringent in recent years and could become more stringent in the future. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to the person’s negligence or fault. These laws or future legislation or administrative or judicial action with respect to protection of the environment may adversely affect our business.

The Endangered Species Act and similar state laws protect species threatened with possible extinction. A number of species on our timberlands have been and in the future may be protected under these laws, including the northern spotted owl, marbled murrelet, gray wolf, grizzly bear, mountain caribou, bald eagle, karner blue butterfly, red-cockaded woodpecker, bull trout, and various salmon species. Protection of threatened and endangered species may include restrictions on timber harvesting, road building and other forest practices on private, Federal and state land containing the affected species.

Matters Pertaining to Arthur Andersen

Arthur Andersen served as the independent certified public accountant for The Timber Company prior to The Timber Company’s October 6, 2001 merger with Plum Creek. Because the merger was accounted for as a reverse acquisition, the historical financial statements of The Timber Company are now the historical financial statements of Plum Creek. Although Plum Creek did not engage Arthur Andersen as its certified public accountant following the merger, Plum Creek’s periodic financial statements filed with the SEC include The Timber Company’s historical financial statements, which were audited by Arthur Andersen.

On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen so long as Arthur Andersen is able to make certain representations to its clients. Plum Creek’s access to the capital markets and its ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen or if Arthur Andersen becomes unable to make the required representations to Plum Creek. In either case, Plum Creek would take such actions, if any, as may be necessary or advisable to enable Plum Creek to maintain access to the capital markets and timely financial reporting.

Tax Risk Factors

If Georgia-Pacific’s Redemption of Timber Company Common Stock Did Not Qualify for Tax-Free Treatment, Georgia-Pacific and the former Holders of Timber Company Common Stock Would Be Subject to Tax

We and Georgia-Pacific have received opinions from our respective tax counsel that the redemption by Georgia-Pacific of each outstanding share of Georgia-Pacific Corporation-Timber Group Common Stock, or “Timber Company Stock,” in exchange for a unit, which represented one outstanding share of common stock of each of the former subsidiaries of Georgia-Pacific which collectively held all of the assets and liabilities attributed to The Timber Company, and the mergers will generally be treated as tax-free transactions for Federal income tax purposes, that is that the redemptions will be eligible for treatment under section 355 of the Internal Revenue Code of 1986, as amended. In rendering their respective tax opinions, tax counsel noted that the redemption presents novel factual and legal issues and that the conclusions in their opinions depend heavily on representations from our officers and those of Georgia-Pacific. In addition, we and Georgia-Pacific sought a ruling from the Internal Revenue Service with respect to the treatment of the redemption as a tax-free exchange under section 355 of the Internal Revenue Code. The Internal Revenue Service exercised its discretion not to issue the ruling on the basis that the evidence proffered in support of the business purposes for the redemption and the mergers did not meet the high standard that the published procedures of the Internal Revenue Service require taxpayers to satisfy in order to receive favorable rulings. It is not possible to predict whether the efforts of the parties to obtain a ruling will cause the redemption to be subject to greater scrutiny or challenge by the Internal Revenue Service. Although tax counsel have issued their respective tax opinions, such opinions are not binding on the Internal Revenue Service or the courts and no assurance can be given that the Internal Revenue Service would not challenge the transactions and that, if the Internal Revenue Service did so, it would not be upheld by a court.

If, for any reason, the redemption were not eligible for treatment under section 355 of the Internal Revenue Code, Georgia-Pacific would recognize taxable gain on the redemption in an amount approximately equal to the value of the Subsidiaries at the time of the redemption. Under the tax matters agreement between us and Georgia-Pacific, we would generally be responsible for 50% of such liability, in excess of the proceeds of the insurance policies obtained by The Timber Company, which are discussed below. Assuming that the price of our common stock on October 5, 2001 was the correct measure of the fair market value of the Subsidiaries, and assuming that Georgia-Pacific had little or no tax basis in the stock of the Subsidiaries, the Federal income tax liability would be approximately $1.0 billion, excluding interest and any penalties.

The Insurance Will Not Cover All Circumstances Under Which the Separation of The Timber Company and Redemption of Timber Company Common Stock Could Become Taxable to Georgia-Pacific and Will Not Cover All of the Potential Tax Liability

The Timber Company obtained insurance from a number of major insurance companies for a total of $500 million against the risk that Georgia-Pacific would be subject to tax on the redemption. The insurance generally only covers the risk that the legal analysis of the redemption is not accepted by the Internal Revenue Service or the courts. If, for example, the redemption was subject to tax because our representations or those of Georgia-Pacific were untrue or incorrect, Georgia-Pacific would likely not be able to collect under the terms of the insurance. The insurance does not cover any tax liability of a former holder of Timber Company common stock either from the redemption or the mergers. In addition, subject to specified exceptions, neither we nor Georgia-Pacific may settle a claim relating to an insured tax loss without the consent of the insurers.

We Will Have to Abide by Potentially Significant Restrictions With Respect to Issuances of Our Equity Securities Until October 2003

Even if the redemption otherwise qualifies for tax-free treatment under section 355 of the Internal Revenue Code, Georgia-Pacific may, nevertheless, be subject to tax under section 355(e) of the Internal Revenue Code if acquisitions or issuances of our stock following the merger cause the former holders of Timber Company common stock to own less than a majority of the outstanding shares of our common stock. In particular, section 355(e) of the Internal Revenue Code will apply if such issuances or acquisitions occur as part of a plan or series of related transactions that include the redemption. For this purpose, any acquisitions or issuances of our stock before October 2003 are presumed to be part of such a plan, although we and Georgia-Pacific may be able to rebut that presumption. If such an issuance or acquisition of our stock triggers the application of section 355(e) of the Internal Revenue Code, Georgia-Pacific would recognize taxable gain on the redemption, but the redemption would generally be tax-free to each of the former holders of Timber Company common stock. Under the tax matters agreement between us and Georgia-Pacific, we would be required to indemnify Georgia-Pacific against that taxable gain if it were triggered by an acquisition or issuance of our stock. As of the effective date of the merger, the former holders of Timber Company common stock held approximately 62% of the outstanding shares of our common stock on a fully diluted basis.

Because of the change in control limitation imposed by section 355(e) of the Internal Revenue Code, we may be limited in the amount of stock that we can issue to make acquisitions or to raise additional capital until October 2003. Also, our indemnity obligation to Georgia-Pacific might discourage, delay or prevent a change of control that our stockholders may consider favorable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.21 billion of the long-term debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in millions) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2001, was LIBOR plus 1.5% which includes facility fees (3.6%), however, this rate could range from LIBOR plus 0.75% to LIBOR plus 1.75% depending on our financial results.

December 31, 2001: Long-term debt, including current portion	2002	2002	2004	2005	2006	Thereafter	Total	Fair Value
Fixed rate debt	$34	$33	$33	$32	$161	$919	$1,212	$1,218
Avg. interest rate	8.2%	8.2%	8.1%	8.0%	7.9%	7.8%
Variable rate debt (1)				$469			$469	$469

(1)	As of January 3, 2002, $197 million of variable rate debt was repaid.

At December 30, 2000, The Timber Company’s debt was an allocated portion of Georgia-Pacific’s outstanding debt and, therefore, the fair value of the allocated debt was not impacted by changes in market interest rates. The interest charged on the allocated debt was adjusted quarterly based on the weighted-average interest rate of Georgia-Pacific’s debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENT OF INCOME

	Twelve Months Ended
	December 31, 2001	December 30, 2000	January 1, 2000
	(In Millions, Except Per Share)
Revenues:
Timber	$423	$382	$510
Real Estate	80	103	512
Manufacturing	86	—	—
Other	9	8	6

Total Revenues	598	493	1,028

Costs and Expenses:
Cost of Goods Sold:
Timber	188	134	158
Real Estate	20	18	104
Manufacturing	83	—	—
Other	1	—	—

Total Cost of Goods Sold	292	152	262

Selling, General and Administrative	56	38	43

Total Costs and Expenses	348	190	305

Operating Income	250	303	723
Interest Expense	54	44	69

Income before Income Taxes	196	259	654
(Provision) Benefit for Income Taxes	142	(97)	(256)

Net Income	$338	$162	$398

Net Income per Share—Basic	$2.61	$1.44	$3.53

Net Income per Share—Diluted	$2.58	$1.42	$3.49

Weighted average number of Shares outstanding—Basic	129.5	112.7	112.7

Weighted average number of Shares outstanding—Diluted	130.7	113.9	113.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEET

	December 31, 2001	December 30, 2000
	(In Millions, except share data)
ASSETS
Current Assets:
Cash and Cash Equivalents	$193	$—
Accounts Receivable	35	1
Notes Receivable	1	12
Inventories	52	2
Investment in Grantor Trust	12	—
Other Current Assets	13	11

	306	26
Timber and Timberlands—Net	3,480	1,222
Property, Plant and Equipment—Net	316	16
Note Receivable	—	352
Other Assets	20	3

Total Assets	$4,122	$1,619

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$34	$—
Accounts Payable	27	5
Interest Payable	21	13
Wages Payable	21	6
Taxes Payable	9	—
Liabilities Associated with Grantor Trust	11	—
Timber Contracts and Other Deferred Gains	14	18
Other Current Liabilities	12	6

	149	48

Long-Term Debt	1,178	990
Line of Credit	469	—
Deferred Tax Liability	38	406
Capital Leases	20	19
Other Liabilities	21	11

Total Liabilities	1,875	1,474

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized shares—75 million, outstanding—none	—	—
Common stock, $0.01 par value, authorized shares—300 million, outstanding—183,825,407	2	—
Additional Paid-In Capital	2,227	—
Retained Earnings	17	—
Other Equity / Parent’s Equity	1	145

Total Stockholders’ Equity / Parent’s Equity	2,247	145

Total Liabilities and Stockholders’ Equity / Parent’s Equity	$4,122	$1,619

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve Months Ended
	December 31, 2001	December 30, 2000	January 1, 2000
	(In Millions)
Cash Flows From Operating Activities:
Net Income	$338	$162	$398
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	55	27	41
Basis of Real Estate Sold	18	17	101
Deferred Income Taxes	(198)	29	131
Working Capital Change, net of effect of business acquisition	(4)	16	(5)
Note Receivable from Timberland Sale	—	—	(350)
Monetization of Note Receivable	—	342	—
Other	14	—	—

Net Cash Provided By Operating Activities	223	593	316

Cash Flows From Investing Activities:
Additions to Properties Including Tax-Free Exchanges	(59)	(135)	(113)
Merger Costs	(29)	(4)	—
Cash Received in Conjunction with Acquisition	159	—	—

Net Cash Provided By (Used In) Investing Activities	71	(139)	(113)

Cash Flows From Financing Activities:
Cash Distributions	(209)	—	—
Cash to Georgia-Pacific Corporation (“G-P”) to Repurchase Shares	—	(78)	(131)
Cash Dividend to G-P	(175)	(80)	(84)
Borrowings of Long-term Debt and Line of Credit	1,035	—	—
Repayments of Long-term Debt and Line of Credit	(829)	(310)	(13)
Proceeds from Stock Option Exercises	32	—	—
Capital Contribution from G-P	60	14	25
Other	(15)	—	—

Net Cash Provided By (Used In) Financing Activities	(101)	(454)	(203)

Increase In Cash and Cash Equivalents	193	—	—
Cash and Cash Equivalents:
Beginning of Period	—	—	—

End of Period	$193	—	—

Supplementary Cash Flow Information
Cash paid during the year for:
Interest—Net	$31	72	69
Income Taxes—Net	56	67	125
Cash Received in Connection with Acquisition:
Fair Value of Assets Acquired	$2,659
Liabilities Assumed	970
Stock Issued	(1,848)

Cash Acquired	$159

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies

General.    Plum Creek Timber Company, Inc. (“Plum Creek” or the “company”), a Delaware Corporation, is a real estate investment trust, or REIT, for federal income tax purposes. At December 31, 2001, the company owned and managed approximately 7.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. We estimate that included in the 7.8 million acres is 400,000 acres of land which may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management.

On December 16, 1997, shareholders of Georgia-Pacific Corporation (“Georgia-Pacific”) approved the creation of two classes of common stock (“The Letter Stock Recapitalization”) intended to reflect separately the performance of Georgia-Pacific’s manufacturing (“Georgia-Pacific Group”) and timber businesses (“The Timber Company”). The Timber Company represented the separate group of businesses whose results were tracked by Georgia-Pacific’s Timber Company stock (“Timber Company Stock”) and was engaged primarily in the growing and selling of timber on the approximately 4.7 million acres of timberlands that Georgia-Pacific owned or leased.

On October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares. In connection with the redemption, each outstanding share of Timber Company Stock was exchanged for one unit, or a “Unit,” that represented one outstanding share of common stock of each of the former subsidiaries of Georgia-Pacific which collectively held all of the assets and liabilities attributed to The Timber Company. On October 6, 2001, The Timber Company merged with and into Plum Creek, with Plum Creek as the surviving company (“The Timber Company Merger.”) As a part of the merger, The Timber Company shareholders received 1.37 shares of Plum Creek’s common stock for each Unit, or approximately 112.7 million shares.

The Timber Company Merger is being accounted for as a reverse acquisition, with The Timber Company being treated as the acquirer for accounting and financial reporting purposes. As a consequence, even though The Timber Company ceased to exist for legal purposes, the historical financial statements of The Timber Company have become the financial statements of Plum Creek effective as of the consummation date of the merger. Therefore, the statement of income for the year ended December 31, 2001 includes the operating results of The Timber Company through October 5, 2001 and the operating results of the consolidated company from the date of the merger. The statements of income for the years ended December 31, 2000 and January 1, 2000 reflect only the operating results of The Timber Company. Because the merger is being accounted for as a reverse acquisition, in general when we refer to “Plum Creek” we are referring to Plum Creek Timber Company, Inc. after giving effect to the merger and when we refer to “The Timber Company” we are referring to the historic operations of The Timber Company prior to the merger. See Note 2 of the Notes to Financial Statements.

Basis of Presentation.    The consolidated financial statements of the company include the accounts of Plum Creek Timber Company, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. All transactions are denominated in United States dollars.

The financial statements of The Timber Company were prepared on a basis that Georgia-Pacific’s management believed was reasonable and appropriate and include (i) the historical balance sheets, results of operations and cash flows for The Timber Company, with all significant intercompany transactions and balances eliminated; and (ii) assets and liabilities of Georgia-Pacific and related transactions identified with The Timber Company, including allocated portions of Georgia-Pacific’s debt and general and administrative expenses.

The Timber Company’s combined financial statements reflect the application of the management and allocation policies adopted by the Board of Directors of Georgia-Pacific to various corporate activities, as described below.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 1997, $1.0 billion of Georgia-Pacific’s total debt was allocated to The Timber Company for financial statement purposes. Georgia-Pacific’s debt was allocated to The Timber Company based upon a number of factors including expected future cash flows, volatility of earnings, and the ability to pay debt service. In addition, Georgia-Pacific considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, as a means of ensuring that each group could continue to pay debt service during a business downcycle. The Timber Company’s debt increased or decreased by the amount of any net cash generated by, or required to fund, its operating activities, investing activities, and financing activities. Georgia-Pacific’s management believed that such allocation was equitable and reasonable.

Interest was charged to The Timber Company in proportion to the respective amount of its debt at a rate equal to the weighted-average interest rate of Georgia-Pacific’s debt calculated on a quarterly basis. Georgia-Pacific’s management believed that this method of allocating the cost of debt was equitable and provided a reasonable estimate of the cost attributable to the two business groups. Changes to the cost of Georgia-Pacific’s debt were reflected in adjustments to the weighted average interest cost of such debt.

A portion of Georgia-Pacific’s shared general and administrative expenses (such as executive management, human resources, legal, accounting and auditing, tax, treasury, strategic planning and information systems support) were allocated to The Timber Company based upon identification of such services specifically used by The Timber Company. Where determinations based on a specific usage alone have been impracticable, other methods and criteria were used that Georgia-Pacific’s management believed were equitable and provided a reasonable estimate of the cost attributable to The Timber Company. These methods consisted of allocation cost based on (i) number of employees of each group, (ii) percentage of office space and (iii) estimated percentage of staff time utilized. The total of these allocations were $2 million for 2001 through the date of the merger, $3 million for 2000 and $3 million for 1999. It is not practicable to provide a detailed estimate of the expense that would have been recognized if The Timber Company had been a separate legal entity.

A portion of Georgia-Pacific’s employee benefit costs, including pension and postretirement health care and life insurance benefits, was allocated to The Timber Company. The Timber Company’s pension cost related to its participation in Georgia-Pacific’s noncontributory defined benefit pension plan, and other employee benefit costs related to its participation in Georgia-Pacific’s postretirement health care and life insurance benefit plans, were actuarially determined based on the number of its employees and an allocable share of the plan assets and are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. Georgia-Pacific’s management believed such method of allocation was equitable and provided a reasonable estimate of the costs attributable to The Timber Company.

Since plan assets were not segregated into separate accounts or restricted to providing benefits to employees of The Timber Company, assets of Georgia-Pacific’s employee benefit plans may be used to provide benefits to all employees of Georgia-Pacific. Plan assets were allocated to The Timber Company based on the percentage of its projected benefit obligation to the plans’ total projected benefit obligations.

The Federal income taxes of Georgia-Pacific and the subsidiaries that owned assets allocated to The Timber Company were determined on a consolidated basis. Consolidated Federal income tax provisions and related tax payments or refunds were allocated to The Timber Company based principally on the taxable income and tax credits directly attributable to it. Such allocations reflected The Timber Company’s contribution (positive or negative) to Georgia-Pacific’s consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits, if any, generated by The Timber Company that could not have been used by The Timber Company, but could be used on a consolidated basis, were credited to The Timber Company. Had The Timber Company filed separate tax returns, the provision for income taxes and net income for The Timber Company would not have differed significantly from the amounts reported on its statements of income for the

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2000 and January 1, 2000. Additionally, had The Timber Company filed a separate tax return for 2001 through the date of The Timber Company Merger, the provision for income taxes and net income for Plum Creek would not have differed significantly from the amounts reported on its statement of income for the year ended December 31, 2001. However, the amounts of current and deferred taxes and taxes payable or refundable allocated to The Timber Company on the historical financial statements may differ from those that would have been allocated had The Timber Company filed separate income tax returns.

Depending on the tax laws of various jurisdictions, state and local income taxes were calculated on either a consolidated or combined basis or on a separate corporation basis. State income tax provisions and related tax payments or refunds determined on a consolidated or combined basis were allocated to The Timber Company based on its contribution to such consolidated or combined state taxable incomes. State and local income tax provisions and related tax payments that were determined on a separate corporation basis were allocated to The Timber Company in a manner designed to reflect the contributions of The Timber Company’s separate state or local taxable income.

Change in Year-End.    Effective October 6, 2001, the financial statements of Plum Creek are based on a fiscal year ending December 31. Prior to the merger, The Timber Company’s fiscal year ended on the Saturday closest to December 31.

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

Business Concentrations.    Sales of the company’s products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Changes in these industries may significantly affect management’s estimates and the company’s performance.

Revenue Recognition.    Timber sales are recognized when legal ownership and the risk of loss passes to the purchaser and the quantity sold is determinable. This occurs when a purchaser acquires stumpage or standing timber, or when a purchaser receives logs on a delivered sale agreement. There are two types of stumpage agreements. First, a timber deed agreement is one in which the buyer purchases and takes title to all timber on a tract of land. When title passes (usually when the contract is signed), revenue is recognized for the full value of all timber on the tract. Second, a cutting contract agreement is one in which the purchaser acquires the right to harvest specified timber on a tract, at an agreed-to price per unit. The sale, and any related advances, are recognized as the purchaser harvests the timber on the tract. For delivered sales, the title and risk of loss passes and revenue is recognized, when the log is delivered to the customer.

Subsequent to The Timber Company Merger, as a result of certain REIT requirements, the company ceased using timber deed agreements and began using lump-sum sale agreements. Under a lump-sum sale, the parties agree to a lump-sum price for all the timber available for harvest on a tract of land. Generally the lump-sum price is paid when the contract is signed. However, unlike timber deeds, title to the timber and risk of loss transfers to the buyer as the timber is cut. Therefore, revenue is recognized each month based on the timber harvested compared to total timber available to be harvested on a tract of land over the term of the contract (usually 12 to 18 months). An adjustment is generally required at the completion of the contract to the extent the actual timber harvested was different than the timber available for harvest according to the timber cruise.

Revenues generated from the sale of lumber, plywood, MDF and related by-products, primarily wood chips, are generally recognized at the time of delivery. Revenues generated from real estate sales include the sale of

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

higher and better use timberlands and non-strategic timberland are generally recognized when the sale is consummated. Prior to The Timber Company Merger, The Timber Company regularly exchanged timberlands that qualified for like-kind (tax-free) exchange treatment under the Internal Revenue Code. Substantially all of these exchanges involved a third party intermediary, whereby the third party intermediary received proceeds related to the property disposed and then reinvested the proceeds in like-kind property. The proceeds were generally recorded as revenues when they were received by the third party intermediary.

Cash and Cash Equivalents.    All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in one money market fund. The company periodically reviews the credit rating of the financial institution where the money market funds are maintained.

Accounts Receivable.    Accounts receivable at December 31, 2001 is presented net of an allowance of $1 million for doubtful accounts.

Grantor Trusts.    Several grantor trusts have been established for deferred compensation. Assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the consolidated statement of income.

Inventories.    Logs, work-in-process and finished goods of the company are stated at the lower of cost or market on the average cost method. Supplies inventories are stated at cost. Costs for manufactured inventories included raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories included timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead.

Timber and Timberlands.    In the fourth quarter of 2001, the company changed its accounting policy to capitalize certain timber reforestation costs after a timber stand has been established, primarily silviculture costs, that were previously expensed. In order to achieve better matching of these costs with the revenues realized from the eventual sale of timber, silviculture costs (fertilization and herbicide application) are now capitalized. The company believes that this change is more consistent with industry practice and is preferable under the circumstances in which the company manages its timberlands. Costs related to pre-merchantable and merchantable timber that are now capitalized include site preparation, planting, fertilization, herbicide application and pre-commercial thinning. These costs are charged against revenue at the time the timber is sold.

The cumulative effect of this policy change is not reflected in the beginning balance of Timber and Timberlands because information is not available to compute the cumulative effect of the change over the prior harvest cycle of approximately 30 years. The new capitalization policy was applied retroactively as of January 1, 2001, and resulted in a restatement of the first three quarters of 2001. Implementation of the new accounting policy increased 2001’s operating income by approximately $18 million and net income by approximately $13 million, or $0.10 per diluted share.

Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber previously harvested and accumulated road amortization. The company capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control and forest management personnel salaries and fringe benefits, are expensed as incurred.

Costs attributable to timber harvested, or depletion, are charged against income as trees are cut. Depletion rates are determined annually based on the relationship between net carrying value of the timber plus certain

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalized silviculture costs expected to be incurred over the harvest cycle and total timber volume estimated to be available over the harvest cycle. The depletion rate calculations do not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest.

The Timber Company entered into like-kind (tax-free) exchange transactions to acquire and sell assets, principally timberlands. During 2001, 2000, and 1999, The Timber Company acquired assets totaling $25 million, $32 million and $33 million, respectively, under tax-free exchange transactions. Also during 2001, 2000 and 1999, The Timber Company disposed of assets for consideration of $30 million, $76 million and $35 million, respectively, under tax-free exchange transactions.

Property, Plant and Equipment.    Property, plant and equipment are recorded at cost. Lease obligations for which the company assumes or retains substantially all the property rights and risks of ownership are capitalized. Replacements of major units of property are capitalized, and the replaced properties are retired. Replacement of minor components of property and repair and maintenance costs, are charged to expense as incurred.

All property, plant and equipment other than manufacturing machinery (lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on a units-of-production basis, which approximates a straight-line basis. Useful lives are 25 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Assets under capitalized leases and leasehold improvements are depreciated over the lease term. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

Shipping and Handling Costs.    Shipping and handling costs are accounted for in accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping costs incurred for shipping timber and manufactured products are included in cost of goods sold.

Stock-Based Compensation Plans.    Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting For Stock Issued to Employees.” The disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” have been adopted. See Note 11 of the Notes to Financial Statements.

Reclassifications.    Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation. The reclassifications had no impact on net income.

New Accounting Pronouncements.    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. Adoption of this standard is not expected to have a material impact on the company’s financial position, results of operations or cash flow.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The statement

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets’ useful lives. Any subsequent changes to the fair value of the liability will be expensed. Management is currently assessing the impact of this statement on our results of operations, financial position and cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 shall be applied in fiscal years beginning after December 15, 2001, except that certain provisions of SFAS No. 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company has adopted the provisions of SFAS No. 142 in connection with the merger discussed in Note 2 of the Notes to Financial Statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and is effective for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has adopted the provisions of SFAS No. 141 in connection with the merger discussed in Note 2 of the Notes to Financial Statements.

Note 2.    Acquisitions and Dispositions

Prior to The Timber Company Merger, The Timber Company was engaged primarily in the growing and selling of timber on the approximately 4.7 million acres of timberlands that Georgia-Pacific owned or leased. The primary reasons for The Timber Company Merger were to: (1) create the second largest private timberland owner in the United States, (2) enhance the company’s strategic and market position, and (3) encourage growth by expanding the company’s customer base and creating new revenue sources.

The Timber Company Merger has been accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations.” As the surviving legal entity in The Timber Company Merger, Plum Creek issued approximately 112.7 million shares, or 62% of the outstanding shares of its common stock, to the former holders of Timber Company Stock. Since The Timber Company shareholders received more than 50% of the outstanding Plum Creek shares during the merger, the merger was treated as a reverse acquisition, with The Timber Company deemed to be the acquiring company for accounting and financial reporting purposes. As a consequence, even though The Timber Company ceased to exist for legal purposes, the historical financial statements of The Timber Company have become the financial statements of Plum Creek effective as of the consummation date of the merger.

The purchase price of Plum Creek’s assets and liabilities deemed acquired for accounting purposes by The Timber Company was approximately $1.87 billion. The purchase price was based on the accounting convention of The Timber Company acquiring all of Plum Creek’s 69,206,575 outstanding common stock and 583,700 outstanding options at the approximate fair value of Plum Creek Timber Company, Inc.’s stock as of the July 18, 2000 announcement date of The Timber Company Merger, plus approximately $22.7 million of merger related costs. At December 30, 2000, The Timber Company was allocated $4 million of merger costs from Georgia-Pacific. The merger costs were capitalized and are included in “Other Current Assets” in the balance sheet.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The approximate purchase price of $1.87 billion has been allocated among the assets and liabilities of Plum Creek that were deemed acquired in The Timber Company Merger based on their approximate fair value as follows (in millions):

Assets acquired:
Cash and cash equivalents	$159
Other current assets	97
Timber and Timberlands	2,274
Property, plant and equipment	302
Other assets	6

Total assets	$2,838

Liabilities assumed:
Current liabilities	$87
Long-term debt	837
Other liabilities	44

Total liabilities	$968

The above allocation of the fair value of assets and liabilities was based on appraisals prepared by third parties and management in September 2001. The appraised value for timber and timberlands includes an estimated value for higher and better use timberlands. However, except for properties that could be identified for sale in the near future, this increased value was allocated proportionately among the remaining timberlands.

The following unaudited pro forma information presents a summary of results from operations assuming the purchase of Plum Creek had occurred at the beginning of fiscal years 2001 and 2000 (in millions, except per share):

	2001	2000
Revenues	$1,134	$1,283
Net income	$415	$477
Earnings per share—Basic	$2.28	$2.62
Earnings per share—Diluted	$2.26	$2.60

Included in the above pro forma net income are the following nonrecurring items (in millions):

	2001	2000
Income Tax Benefit	$204	$176
Merger Related Severance Expenses	$6	$6

Pro forma net income for both 2001 and 2000 does not include merger expenses. The Timber Company’s merger expenses were capitalized as part of the purchase price allocations, and we assumed in computing pro forma net income that Plum Creek’s merger expenses were fully accrued prior to the consummation date of the merger. Additionally, pro forma net income for 2001 does not include a gain of $31 million related Plum Creek’s sale of 44,000 acres of timberlands to Pope Resources, and pro forma net income for 2000 does not include a gain of $58 million related to Plum Creek’s sale of 90,000 acres of timberlands to Crown Pacific Limited Partnership. These gains were excluded in computing pro forma net income because we assumed in the purchase price allocation that the book basis for these timberlands was adjusted to the net selling price.

The unaudited pro forma information is not necessarily indicative of the operating results that would have been achieved had The Timber Company Merger occurred on the indicated dates, and should not be construed as representative of future operating results.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 1999, The Timber Company sold approximately 390,000 acres of timberlands in New Brunswick, Canada, and approximately 440,000 acres of timberland in Maine for approximately $92 million and recognized a pretax gain of $84 million ($50 million after taxes). In conjunction with the sale of its Maine timberlands, Georgia-Pacific received notes from the purchaser in the amount of $51 million. In November 1999, Georgia-Pacific monetized these notes through the issuance of notes payable in a private placement. The proceeds of this transaction were credited to The Timber Company through a reduction of its allocated debt.

In December 1999, The Timber Company sold approximately 194,000 acres of redwood and Douglas-fir timberlands in Northern California for a purchase price of approximately $397 million and recognized a pretax gain of $271 million ($165 million after taxes). In conjunction with the sale of its California timberlands, The Timber Company received notes from the purchase with an estimated fair value of $350 million. These notes were fully secured by a standby letter of credit with an unaffiliated third-party financial institution. In October 2000, Georgia-Pacific monetized these notes through the issuance of commercial paper secured by the notes. The net proceeds of $342 million from this monetization were used to reduce debt allocated to The Timber Company. Prior to The Timber Company Merger, these notes and related commercial paper were transferred to Georgia-Pacific. See Note 8 and 12 of the Notes to Financial Statements.

Note 3.    Earnings Per Share

Prior to The Timber Company Merger, Timber Company’s Stock represented a class of Georgia-Pacific’s common stock. In connection with the merger with Plum Creek, on October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares, in exchange for Units representing the ownership interest in The Timber Company. On October 6, 2001, the holders of Units received 1.37 shares of Plum Creek Common Stock for each Unit, or an aggregate of 112.7 million Plum Creek shares. Therefore, 112.7 million outstanding shares have been applied retroactively in computing basic earnings per share for all periods ending prior to The Timber Company Merger. Furthermore, the dilutive impact of 3.8 million options at prices ranging from $15.29 to $18.34 per share as of the merger date (after adjusting for the 1.37 to 1 exchange ratio) have been applied retroactively in computing diluted earnings per share for all periods ending prior to the merger date.

Basic earnings per share for 2001 was computed using the weighted average shares outstanding for the period giving effect to the 69.2 million shares deemed issued for accounting purposes to Plum Creek stockholders in the reverse acquisition on October 6, 2001.

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended:

	December 31, 2001	December 30, 2000	January 1, 2000
	(In millions, except per share amounts)
Net income allocable to common stockholders	$338	$162	$398
Denominator for basic earnings per share	129.5	112.7	112.7
Effect of dilutive securities—stock options	1.2	1.2	1.2
Effect of dilutive securities—unvested restricted stock, dividend equivalent rights, and value management plan	—	—	—

Denominator for diluted earnings per share—adjusted for dilutive securities	130.7	113.9	113.9
Basic Earnings per Share	$2.61	$1.44	$3.53
Dilutive Earnings per Share	$2.58	$1.42	$3.49

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Timber and Timberlands and Property, Plant and Equipment and Inventory

Timber and timberlands consisted of the following (in millions):

	December 31, 2001	December 30, 2000
Timber and logging roads—net	$2,267	$898
Timberlands	1,213	324

Timber and Timberlands—net	$3,480	$1,222

Property, plant and equipment consisted of the following (in millions):

	December 31, 2001	December 30, 2000
Land, buildings and improvements	$80	$9
Machinery and equipment	271	34

	351	43
Accumulated depreciation	(35)	(27)

Property, Plant and Equipment—net	$316	$16

Inventories at December 31, 2001, accounted for using the average cost method for logs, work-in-process and finished goods and cost for supplies, consisted of the following (in millions):

Raw materials (logs)	$17
Work-in-process	4
Finished goods	21

$42
Supplies	10

Total	$52

At December 30, 2000 the inventory balance was $2 million and consisted of supplies.

Note 5.    Income Taxes

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code commencing July 1, 1999. A REIT is generally not subject to corporate-level tax if it satisfies certain requirements set forth in the Internal Revenue Code. Under these sections, a REIT is permitted to deduct dividends paid to stockholders in computing its taxable income. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Plum Creek conducts its activities through various wholly owned operating partnerships. The activities of the operating partnerships primarily consist of sales of timber under cutting contracts and the income from such sales is not subject to income tax. Our various taxable REIT subsidiaries harvest and sell logs, purchase and sell timber under cutting contracts or lump-sum sales, conduct our manufacturing operations and sell some higher and better use lands.

In The Timber Company Merger, The Timber Company, consisting of a group of taxable corporate entities, merged with and into Plum Creek. The Internal Revenue Code provides that when a REIT acquires a taxable

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(subchapter C) corporation, as with the merger of Plum Creek with The Timber Company, a company may qualify as a REIT only if, as of the close of the year of acquisition, such REIT has no “earnings and profits” acquired from such acquired taxable corporation. As a result of The Timber Company Merger, Plum Creek succeeded to the earnings and profits of The Timber Company and, therefore, Plum Creek was required to distribute all such earnings and profits before January 31, 2002. The requirement to distribute the earnings and profits of The Timber Company was satisfied in part through the accelerated payment of the fourth quarter 2001 distribution made in December 2001. Normally, the fourth quarter dividend would have been paid at the end of February in the following year.

Additionally, as a consequence of The Timber Company Merger which involved merging a taxable entity into a nontaxable entity, the deferred tax liabilities of The Timber Company were eliminated except for any expected transactions subject to built-in gains tax. Plum Creek will generally be subject to corporate-level tax (built-in gains tax) to the extent it disposes of certain property of The Timber Company that it acquired in The Timber Company Merger during a ten-year period following the merger. The built-in gains tax only applies to gains from such asset sales to the extent the fair value of the property exceeds its tax basis at the merger date. The built-in gains tax will not apply to income generated from the harvesting and sale of trees. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a one-time tax benefit of approximately $216 million was recorded by the company in the fourth quarter of 2001. This tax benefit represents the elimination of a deferred tax liability associated with temporary differences primarily related to timberlands that are not expected to be disposed of in transactions subject to built-in gains tax during a ten-year period following the merger.

The Timber Company was included in Georgia-Pacific’s consolidated tax return through the date of The Timber Company Merger and in Plum Creek’s tax return subsequent to the date of the merger. The provision for income taxes includes The Timber Company’s allocated portion of Georgia-Pacific’s income taxes currently payable and those deferred because of temporary differences between the financial statements and tax basis of assets and liabilities through the merger date. For periods subsequent to The Timber Company Merger, the tax provision reflects the operations of Plum Creek’s taxable REIT subsidiaries and any built-in gains tax associated with certain dispositions of property previously owned by The Timber Company. The provision (benefit) for income taxes consists of the following:

	December 31, 2001	December 30, 2000	January 1, 2000
	(In millions)
Federal income taxes:
Current	$49	$61	$105
Deferred	17	27	111
State income taxes:
Current	7	6	20
Deferred	1	3	20
Adjustment of deferred tax liability due to change in tax status	(216)	—	—

Provision (benefit) for income taxes	$(142)	$97	$256

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The federal statutory income tax rate was 35%. As a REIT, the income generated by Plum Creek is generally not subject to federal and state income tax. The provision for income taxes is reconciled to the federal statutory rate as follows:

	December 31, 2001	December 30, 2000	January 1, 2000
	(In millions)
Provision for income taxes computed at the Federal statutory tax rate	$69	$91	$229
Adjustment to deferred tax liabilities for change in tax status at date of merger	(216)	—	—
REIT income not subject to Federal tax	(1)	—	—
State income taxes, net of Federal benefit	6	6	27

Provision (benefit) for income taxes	$(142)	$97	$256

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the company’s assets and liabilities. Prior to the consummation of The Timber Company Merger, The Timber Company was required to transfer to Georgia-Pacific certain installment notes (related to prior sales of timberlands) and related deferred income tax liabilities, among other assets and liabilities. See Note 8 of the Notes to Financial Statements. Therefore, the deferred tax liability at December 31, 2001, was reduced by $200 million for the deferred tax liability that was transferred to Georgia-Pacific during the third quarter of 2001. The components of net deferred income tax liabilities are as follows:

	December 31, 2001	December 30, 2000
	(In millions)
Deferred income tax assets:
Other accruals and reserves	$5	$1
Accrued compensation	12	—

	17	1

Deferred income tax liabilities:
Machinery and equipment	(72)	(5)
Timber and timberlands	19	(402)

	(53)	(407)

Deferred income tax liabilities, net	$(36)	$(406)

Deferred income tax liabilities are net of $2 million of deferred tax assets included in other current assets.

Plum Creek conducts its activities through various wholly owned operating partnerships and through several taxable REIT subsidiaries. The taxable REIT subsidiaries file a consolidated federal income tax return. The operating loss carryforward for the taxable REIT subsidiaries as of December 31, 2001 is as follows (in millions):

Operating Loss Carryforward	Expiration Date
$ 13	2020

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Borrowings

Long–term debt and the line of credit consisted of the following at December 31, 2001 (in millions):

Line of Credit *	$469

Senior Notes due 2007, 11.125% plus unamortized premium of $10.9, effective rate 6.19%	96

First Mortgage Notes due 2007, 11.125% plus unamortized premium of $9.7, effective rate 6.19%	86

Senior Notes due 2009, 8.73% plus unamortized premium of $10.0, effective rate 7.55%	160

Senior Notes due 2011, mature serially 2007 to 2011, 7.62% to 7.83%, plus unamortized premium of $2.6, effective rates of 6.96% to 7.84%	174

Senior Notes due 2013, mature serially 2006 to 2013, 6.96% to 7.76%, less unamortized discount of $7.1, effective rates 6.95% to 8.04%	493

Senior Notes due 2016, mature serially 2006 to 2016, 7.74% to 8.05%, plus unamortized premium of $3.0, effective rate 6.96% to 8.04%	203

Total Long-term Debt	$1,681

Less: Current Portion	34

Long-term Portion	$1,647

*
Term facility matures September, 2002, 3.5% at December 31, 2001, $100 million. Revolving line of credit matures 2005, 3.6% at December 31, 2001, $369 million. The effective rate for the term facility is based on LIBOR plus 1.5% and the revolving line of credit is based on LIBOR plus 1.5% which includes facility fees. Interest rates for both the $100 million term facility and the $600 million revolving line are based on a series of borrowings with maturities that can range from one week to six months. Therefore, despite both facilities having interest rates based on LIBOR plus 1.5%, effective interest rates at December 31, 2001 were slightly different.

Plum Creek replaced approximately $650 million of Georgia-Pacific debt attributed to The Timber Company with third party debt following The Timber Company Merger. The first $500 million of allocated debt was refinanced with fixed rate debt, and the debt in excess of $500 million was refinanced with variable rate debt. The terms of the replacement debt are as follows:

Fixed Rate Debt (“Senior Notes due 2013”):

Principal Amount	Interest Rate	Maturity Date
$55 million	6.96%	Oct. 1, 2006
$75 million	7.25%	Oct. 1, 2008
$295 million	7.66%	Oct. 1, 2011
$75 million	7.76%	Oct. 1, 2013

Variable Rate Debt: the variable rate debt consists of $700 million of bank credit facilities (“line of credit”) comprised of:

(1)	Term facility of $100 million, maturing on September 30, 2002, with an interest rate based on LIBOR plus 1.5%.

(2)
Revolving line of credit available up to $600 million, maturing on September 30, 2005, with an interest rate based on LIBOR plus 1.5% which includes facility fees. Interest rates for both the $100 million

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term facility and the $600 million revolving line are based on a series of borrowings with maturities that can range from one week to six months. Therefore, despite both facilities having interest rates based on LIBOR plus 1.5%, effective interest rates at December 31, 2001 were slightly different.

Borrowings on the line of credit fluctuate daily based on cash needs. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $50 million of standby letters of credit. The $100 million term facility was classified as long-term debt due in 2005 due to the company’s intent and ability to finance these borrowings on a long-term basis. As of December 31, 2001, $231 million remained available for borrowing under the line of credit and there were outstanding standby letters of credit of $93,000. On January 3, 2002, $197 million of the borrowings under the line of credit were repaid.

Principal payments of $14 million are due on the Senior Notes due 2007 for each of the years between 2002 and 2007. Principal payments of $13 million are due on the First Mortgage Notes due 2007 for each of the years between 2002 and 2007.

In connection with the purchase price allocation associated with The Timber Company Merger, a premium was recorded to reflect the difference between the market rate of interest and the stated interest rates. At December 31, 2001, the unamortized premium was $29 million.

The Senior Notes, excluding the Senior Notes due 2011, and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $168 million at December 31, 2001. The five series of senior notes are unsecured. The First Mortgage Notes are collateralized by a significant portion of the property, plant and equipment of the lumber, plywood and MDF manufacturing facilities. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on the note agreements and the line of credit are as follows (in millions):

	Note Agreements	Line of Credit
2002	$34
2003	33
2004	33
2005	32	$469
2006	161
Thereafter	919

Total	$1,212	$469

The company leases certain timberlands under capital lease agreements. See Note 13 of the Notes to Financial Statements for future minimum lease payments under capital lease agreements.

The note agreements and the line of credit contain certain restrictive covenants, including limitations on harvest levels, sales of assets, payment of cash dividends and the incurrence of indebtedness. In addition, the line of credit requires the maintenance of a required interest coverage ratio. The company was in compliance with such covenants at December 31, 2001.

The Timber Company was allocated $1.0 billion of Georgia-Pacific total debt for financial statement purposes at June 30, 1997. Georgia-Pacific’s debt was allocated to The Timber Company based upon a number

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of factors including expected future cash flows, volatility of earnings, and the ability to pay debt service and dividends. In addition, Georgia-Pacific considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, as a means of ensuring that each group could continue to pay debt service during a business downcycle. Georgia-Pacific believed that such allocation was equitable and reasonable. Because The Timber Company’s debt was an allocated amount, there was no scheduled maturity.

At December 30, 2000, $640 million of Georgia-Pacific’s debt was allocated to The Timber Company. At December 30, 2000 Georgia-Pacific had not transferred any debt securities or instruments to The Timber Company. Interest was charged to The Timber Company in proportion to the respective amount of its debt at a rate equal to the weighted average interest rate of Georgia-Pacific’s debt, excluding debt incurred in recent acquisitions, calculated on a quarterly basis and was 6.7% for the period December 31, 2000 to October 5, 2001, 7.6% for 2000 and 7.2% for 1999.

In connection with The Timber Company’s 1999 sale of its timberlands in Northern California it received an installment note receivable. During 2000, the installment note was monetized by the issuance of commercial paper. Proceeds from the issuance of the commercial paper were used to reduce the amount of Georgia-Pacific’s debt that was allocated to The Timber Company. At December 30, 2000, The Timber Company had $342 million of commercial paper outstanding that was secured by the installment note. Prior to The Timber Company Merger, the installment note and commercial paper were transferred to Georgia-Pacific. See Note 8 of the Notes to Financial Statements.

Note 7.    Financial Instruments

The carrying amounts of cash and cash equivalents and notes receivable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt, based on current interest rates for similar obligations with like maturities, was approximately $1.69 billion at December 31, 2001. The carrying amount was $1.68 billion at December 31, 2001. At December 30, 2000, the fair value of The Timber Company’s debt approximated its carrying value. Net unrealized holding losses of $1.4 million for the year ended December 31, 2001 were recorded in the consolidated statement of income relating to the mutual fund investments held in a grantor trust.

Note 8.    Capital

Prior to The Timber Company Merger, Timber Company’s Stock represented a class of Georgia-Pacific’s common stock. In connection with the merger with Plum Creek, on October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares, in exchange for Units representing ownership interests in The Timber Company. On October 6, 2001, the holders of Units received 1.37 shares of Plum Creek Common Stock for each Unit, or an aggregate of 112.7 million Plum Creek shares. Furthermore, since The Timber Company Merger is being accounted for as a reverse acquisition, The Timber Company is deemed, for accounting purposes, to have issued 69.2 million shares for the acquisition of Plum Creek. However, since Plum Creek was the surviving legal entity, Plum Creek had 181.9 million shares of its common stock issued and outstanding immediately after the merger.

Subsequent to The Timber Company Merger, Plum Creek paid dividends of $209 million, or $1.14 per share, during the fourth quarter of 2001. Dividends of $0.57 per share were paid on November 30, 2001 and December 28, 2001. The December 28, 2001 dividend represented the acceleration of our fourth quarter 2001 dividend that normally would have been paid in February 2002. The acceleration was due to a REIT requirement that the earnings and profits inherited in connection with the merger with The Timber Company be distributed.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 5 of the Notes to Financial Statements. See Note 9 of the Notes to Financial Statements for a historical summary of dividends paid to Plum Creek stockholders.

Timber Company Stock, a letter stock of Georgia-Pacific that tracked the performance of The Timber Company, historically paid a quarterly dividend of $0.25 per share. Therefore, quarterly Timber Company Stock dividends are reflected in the following table as “Cash Returned to Georgia-Pacific.”

At December 31, 2001, Plum Creek had the following authorized capital of which only 183.8 million shares of common stock were issued and outstanding:

•	300,000,000 shares of common stock, par value $.01 per share;

•	150,000,001 share of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

The changes in the company’s capital accounts are as follows (in millions):

	Common Stock		Paid-in Capital	Retained Earnings	Deferred Incentive Compensation	Parent’s Equity	Total Equity
	Shares	Dollars
January 1, 1999						(81)	(81)
Net Income						398	398
Cash Returned to G-P						(190)	(190)

January 1, 2000						127	127
Net Income						162	162
Cash Returned to G-P						(144)	(144)

December 30, 2000						145	145
Net Income December 31, 2000 to October 5, 2001						114	114
Cash Returned to G-P						(175)	(175)
Contributions from G-P						265	265

Balance on October 5, 2001						349	349
Acquisition of Plum Creek						1,849	1,849
Recapitalization in connection with merger	182	2	2,195		1	(2,198)	—
Net Income October 6, 2001 to December 31, 2001				226			226
Dividends				(209)			(209)
Stock Option Proceeds	2	—	32				32

December 31, 2001	184	2	2,227	17	1	—	2,247

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the consummation of The Timber Company Merger, The Timber Company was required to transfer to Georgia-Pacific:  (1) certain installment notes receivable and related commercial paper and deferred tax liabilities plus approximately $85 million cash, and (2) approximately $24 million cash for the cost of tax risk insurance. Accordingly, the following were transferred to Georgia-Pacific during the third quarter of 2001 (in millions):

Installment Notes	$355
Commercial Paper	$349
Deferred Income Tax Liability	$200
Cash	$109

The cash transfer of $109 million was accounted for as dividend and the net transfer of the installment notes and related commercial paper and deferred income tax liabilities of $194 million was accounted for as a capital contribution.

In addition to the above dividends and capital contributions during 2001, The Timber Company had the following capital transactions with Georgia-Pacific prior to The Timber Company Merger: (1) The Timber Company distributed $66 million cash to Georgia-Pacific primarily for dividends on Timber Company Stock, and (2) Georgia-Pacific contributed $71 million cash related to proceeds from the exercise of options on Timber Company Stock and the purchase of certain lands near Georgia-Pacific’s mills.

At December 31, 2001 there were 328,990 shares of Plum Creek common stock held in a trust to fund deferred incentive plan awards. At December 31, 2001, these shares were recorded at $8 million and the related liability was $9 million, which amounts are shown net in the equity section of the consolidated balance sheet. Additionally, the cost of the restricted stock awards is recorded in equity as deferred compensation and is amortized over the restriction period. See Note 11 of the Notes to Financial Statements.

Note 9.    REIT disclosures

Plum Creek Timber Company, Inc. converted from a master limited partnership to a REIT on July 1, 1999. For the six months ended December 31, 1999 and the year ended December 31, 2000, Plum Creek elected to designate all taxable distributions as capital gain dividends. For the year ended December 31, 2001, Plum Creek distributed ordinary dividends sufficient to distribute the earnings and profits of The Timber Company acquired in connection with the merger of The Timber Company into Plum Creek. See Note 5 of the Notes to Financial Statements. Plum Creek elected to designate all remaining taxable distributions for the year ended December 31, 2001 as capital gain dividends. As a result, on a tax basis Plum Creek has distributed all of its taxable income.

The table below summarizes the historical tax character of dividends from the REIT to Plum Creek shareholders for the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001.

	2001	2000	Six Months Ended 1999
Long-term capital gain	$1.42	$0.94	$0.59
Non-taxable return of capital	0.42	1.34	0.55
Ordinary income	1.01	—	—

Total dividends	$2.85	$2.28	$1.14

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized below is the tax character of dividends paid between October 6, 2001 and December 31, 2001 to former shareholders of Timber Company Stock that received shares of Plum Creek Timber Company, Inc. in connection with the merger with The Timber Company on October 6, 2001.

Long-term capital gain	$0.10
Non-taxable return of capital	0.03
Ordinary income	1.01

Total dividends	$1.14

Note 10.    Employee Pension and Retirement Plans

Prior to the merger with Plum Creek on October 6, 2001, The Timber Company employees were generally covered by Georgia-Pacific’s Defined Benefit Pension Plan, Defined Contribution Plan and Health Care and Life Insurance Benefit Plan. Under the terms of the merger agreement, Georgia-Pacific retained the obligation to fund and pay all vested benefits for the above plans, with the exception of an unfunded non-qualified supplemental pension plan for two officers of The Timber Company whose employment terminated in connection with the merger. Benefit obligations of $2 million for the two officers remained with Plum Creek. The Timber Company employees became participants in Plum Creek’s plans as of the merger date.

In connection with The Timber Company Merger, The Timber Company acquired Plum Creek’s Defined Benefit Pension Plan and Defined Contribution Plan. In accordance with SFAS No. 141, “Business Combinations,” The Timber Company recorded $2 million for accrued pension liability (excess of projected benefit obligation over plan assets) in connection with the purchase price allocation. Furthermore, under the terms of the merger agreement, as a result of the employment of two of The Timber Company’s officers terminating during the fourth quarter of 2001 due to the change in control, an expense of $2 million was recorded for special termination benefits. As a result of The Timber Company adopting Plum Creek’s pension and retirement plans and Georgia-Pacific retaining the vested pension and retirement benefit obligations of The Timber Company employees as of The Timber Company Merger date (except as described above), the following disclosure reflects the Plum Creek plans (inclusive of the supplemental pension benefits for the two former officers of The Timber Company) from October 6, 2001 to December 31, 2001 and the Georgia-Pacific Plans from January 1, 1999 to October 5, 2001.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PLUM CREEK PLANS

Pension Plan.    The company provides defined benefit pension plans that cover substantially all employees of the company. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for the period October 6, 2001 to December 31, 2001 (in millions):

2001
Change in benefit obligation
Benefit obligation at merger date	$67
Service cost	1
Interest cost	1
Special termination benefits	2
Actuarial (gain) loss	—
Benefits paid	(1)

Benefit obligation at end of year	$70

Change in plan assets
Fair value of plan assets at merger date	$58
Actual return on plan assets	4
Benefits paid	(1)
Employer contributions	4

Fair value of plan assets at end of year	$65

Funded status	$(5)
Unrecognized net actuarial (gain) loss	(2)
Unrecognized prior service cost	—

Prepaid (accrued) benefit cost	$(7)

The components of pension cost were as follows for the period October 6, 2001 to December 31, 2001 (in millions):

Components of net periodic benefit cost
Service cost	$1
Interest cost	1
Expected return on plan assets	(1)
Recognized actuarial (gain) loss	—

Net periodic benefit cost	$1

Special termination benefits	2

Total pension cost	$3

The following assumptions were used in accounting for the pension plans as of December 31, 2001:

Weighted average discount rate	7.25%
Rate of increase in compensation levels	5.00%
Expected long-term rate of return on plan assets	9.00%

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thrift and Profit Sharing Plan.    The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

Amounts charged to expense relating to the Thrift and Profit Sharing Plan by the company were $2 million for the period October 6, 2001 to December 31, 2001. The employer match was 100% in 2001.

Other Benefit Plans.    Certain executives and key employees of the company participate in incentive benefit plans which provide for the granting of shares and/or cash bonuses upon meeting performance objectives. See Note 11 of the Notes to Financial Statements.

GEORGIA-PACIFIC PLANS

Defined Benefit Pension Plans.    Most of The Timber Company’s employees participated in noncontributory defined benefit pension plans. These include plans that are administered solely by Georgia-Pacific. Georgia-Pacific’s funding policy for solely administered plans is based on actuarial calculations and the applicable requirements of federal law.

Benefits under the majority of plans for hourly employees were primarily related to years of service. Georgia-Pacific had separate plans for salaried employees and officers under which benefits were primarily related to compensation and years of service. The officers’ plan was not funded and is nonqualified for federal income tax purposes.

Plan assets consisted principally of common stocks, bonds, mortgage securities, interests in limited partnerships, cash equivalents and real estate.

The following table sets forth the change in projected benefit obligation and the change in plan assets for the solely administered plans allocated as described in Note 1 of the Notes to Financial Statements under “Basis of Presentation:”

December 30, 2000
(In millions)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$16
Service cost	1
Interest cost	1
Actuarial gains	—
Benefits paid	(1)

Projected benefit obligation at end of year	$17

Change in plan assets
Fair value of assets at beginning of year	$25
Actual return on plan assets	—
Employer contributions	—
Benefits paid	(1)

Fair value of assets at end of year	$24

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status and the amounts recognized on the accompanying balance sheet for the solely administered plans are set forth in the following table:

December 30, 2000
(In millions)
Funded status	$7
Unrecognized actuarial gain	(7)
Unrecognized prior service cost	—
Unrecognized net (asset) obligation	—

Net (accrued) prepaid benefit cost	$—

Amounts recognized on the balance sheet consist of:
Prepaid pension cost	$—
Accrued pension liability	—

Net amount recognized	$—

The Timber Company’s share of the net periodic pension cost for solely administered pension plans included the following:

	Year ended
	December 30, 2000	January 1, 2000
	(In millions)
Service cost of benefits earned	$1	$1
Interest cost on projected benefit obligation	1	1
Expected return on plan assets	(2)	(2)

Net periodic pension cost	$—	$—

The following assumptions were used:

	Year ended
	December 30, 2000	January 1, 2000
Discount rate used to determine the projected benefit obligation	7.5%	7.5%
Rate of increase in future compensation levels used to determine the projected benefit obligation	5.6%	5.7%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	9.5%	9.5%

During the period December 31, 2000 to October 5, 2001, The Timber Company’s net periodic pension cost was less than $1 million. Except as described above, on October 6, 2001, in connection with The Timber Company Merger, The Timber Company’s projected benefit obligation and plan assets were assumed by Georgia-Pacific.

Defined Contribution Plans.    Georgia-Pacific sponsored several defined contribution plans to provide eligible employees with additional income upon retirement. Georgia-Pacific’s contributions to the plans were based on employee contributions and compensation. The allocated portion of Georgia-Pacific’s contributions

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to The Timber Company totaled $1 million for the period December 31, 2000 to October 5, 2001 and for 2000 and 1999. Under the terms of The Timber Company Merger, Georgia-Pacific retained the obligation to fund and pay all vested benefits under this plan.

Health Care and Life Insurance Benefits.    Georgia-Pacific provided certain health care and life insurance benefits to eligible retired employees. Salaried participants generally became eligible for retiree health care benefits after reaching age 55 with 10 years of service or after reaching age 65. Benefits, eligibility and cost-sharing provisions for hourly employees varied by location and/or bargaining unit. Generally, the medical plans paid a stated percentage of most medical expenses, reduced for any deductible and payments made by government programs and other group coverage. The plans were funded through a trust established for the payment of active and retiree benefits. Georgia-Pacific contributed to the trust in the amounts necessary to fund current obligations of the plans. Under the terms of The Timber Company Merger agreement, Georgia-Pacific retained the obligation to fund and pay all vested benefits under this plan.

The following tables set forth the change in projected benefit obligation and the amounts recognized on the accompanying balance sheet:

December 30, 2000
(In millions)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$1
Actuarial losses	—

Projected benefit obligation at end of year	$1

December 30, 2000
(In millions)
Funded status	$(1)
Unrecognized actuarial losses	—
Unrecognized prior service cost	—
Unrecognized net obligation	—

Net accrued benefit cost	$(1)

Amounts recognized on the balance sheet consist of:
Prepaid benefit cost	$—
Accrued benefit liability	(1)

Net amount recognized	$(1)

The Timber Company’s net periodic postretirement benefit cost consisted of service cost of benefits earned, interest cost on accumulated postretirement benefit obligation and amortization of gains and losses. Total net periodic benefit costs were less than $1 million for the period December 31, 2000 to October 5, 2001 and for 2000 and 1999.

For measuring the expected postretirement benefit obligation for 2000, Georgia-Pacific assumed separate annual rates of increase in the per capita claims costs for its pre-age 65 and older claims of 7.5% and 10.0% respectively. An annual rate of increase in per capita claims cost of 7% was assumed for 1999 for measuring the expected postretirement benefit obligation. The rates were assumed to decrease gradually to 5.5% in 2006 and

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% at both December 30, 2000 and January 1, 2000.

If the annual health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation would have increased by 10% as of December 30, 2000 and 13% as of January 1, 2000. The effect of this change on the aggregate of service and interest costs would be an increase of 15% for 2000 and 13% for 1999.

If the annual health care cost trend rate were decreased by 1%, the accumulated postretirement benefit obligation would have decreased by 9% as of December 30, 2000 and 11% as of January 1, 2000. The effect of this change on the aggregate of service and interest costs would be a decrease of 13% for 2000 and 12% for 1999.

Note 11.    Stock–Based Compensation Plans

Prior to the merger with Plum Creek, certain Timber Company and Georgia-Pacific employees received stock options with respect to Timber Company Stock. In accordance with the merger agreement for The Timber Company Merger, outstanding options with respect to The Timber Company Stock were converted to Plum Creek options on October 6, 2001. The option price and number of options were adjusted for the 1.37 to 1 exchange ratio. Furthermore, in connection with the merger with Plum Creek, The Timber Company acquired Plum Creek’s long-term incentive plans. All Plum Creek incentive plans will remain in effect and have been accounted for in the purchase price allocation. Therefore, the disclosure below reflects the Plum Creek long-term incentive plans from October 6, 2001 to December 31, 2001 and the Georgia-Pacific long-term incentive plans from January 1, 1999 to October 5, 2001.

PLUM CREEK’S LONG-TERM INCENTIVE PLANS

Plum Creek has a Stock Incentive Plan (that was approved by its stockholders in May 2000) that provides for the award of non-qualified stock options, restricted stock, dividend equivalents and value management awards. The total number of shares of common stock reserved and eligible for issuance under the plan is 3,425,000, in addition to the 3.9 million (after adjusting for the exchange ratio) Timber Company Stock options that were converted to Plum Creek stock options in connection with The Timber Company Merger.

Stock Options

Under the plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the company. Each stock option granted allows the recipient the right to purchase the company’s common stock at the fair market value of the company’s common stock on the date of the grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the plan, the exercise price of an option may not be reduced.

Restricted Stock

Under the plan, restricted stock of the company may be awarded to certain officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period. Termination of employment prior to the end of the restricted period will require the return of the restricted stock to the company. As of December 31, 2001, the company had outstanding 40,000 shares of restricted stock under this plan and prior arrangements.

Dividend Equivalents

Under the plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five year period by the company multiplied by the number of unexercised stock options. Each year during the five year performance period for each dividend equivalent right granted, a participant may earn an amount equal to the company’s current year dividend plus prior year unearned dividends to the extent the company’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year. The total stockholder return computation consists of the company’s stock price appreciation plus dividends paid. Payments related to the achievement of any performance goal will be made at the end of the five-year performance period, and will be made half in cash and half in the company’s common stock. At December 31, 2001, 658,583 dividend equivalents have been granted to employees and officers of the company.

If a participant terminates employment prior to the end of the five-year performance period, a cash payment will be made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited.

Value Management Awards

Under the plan, value management awards provide incentive compensation to participants over a three-year period that is contingent upon performance measured against the performance of a peer group of forest products companies. Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the company’s total stockholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total stockholder return is above the 75th percentile.

At December 31, 2001, 43,330 value management units, net of forfeitures, had been awarded to employees and officers of the company. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is a sliding scale between 0% and 200% of the face value. At the end of the performance period, the awards will be paid 50% immediately after the performance period and 50% one year later. Each payment will be paid half in cash and half in the company’s common stock. Generally, to be entitled to the payment, a participant must be employed by the company on the award payment dates.

Accounting for Stock-Based Compensation

The company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under APB 25, the company generally recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the date of the grant. However, an expense will be amortized over the remaining vesting period for all unvested Plum Creek stock options as of the merger date to the extent Plum Creek’s stock price exceeded the option exercise price on the merger date. The company generally recognizes compensation expense for restricted stock, dividend equivalents and value management awards based on the expected value of the award upon vesting and accrues the expense over the vesting period. Compensation expense for the above awards is based on estimates and may require adjustments to those estimates in future periods.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued liability for the above plans as of the merger date, October 6, 2001, was $5 million. Compensation expense in connection with the plans was $1 million for the period October 6, 2001 to December 31, 2001.

Presented below is a summary of stock option plan activity since the date of The Timber Company Merger. The balance at October 6, 2001 represents the Timber Company Stock options that were converted to Plum Creek stock options in connection with the merger.

	Options	Wtd. avg. exercise price
Balance, October 6, 2001	3,841,394	$16.57
Plum Creek Options Acquired in merger	583,700	$25.94
Granted	79,883	$24.95
Exercised	1,882,352	$16.86
Cancelled or Forfeited	7,055	$20.96

Balance, December 31, 2001	2,615,570	$18.69

Options Exercisable, December 31, 2001	2,051,162	$16.71

The following table summarizes the options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Prices	Number	Wtd. Avg. Remaining life	Wtd. avg. exercise price	Number	Wtd. avg. exercise price
$25.625	287,200	8.3 years	$25.625	72,550	$25.625
$26.25	291,500	9.1 years	$26.25	—	—
$24.95	79,883	9.7 years	$24.95	26,625	$24.95
$15.29 – $16.42	665,173	5.2 years	$15.63	665,173	$15.63
$16.94 – $18.34	1,291,814	4.6 years	$17.62	1,291,814	$17.62

The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Had compensation costs been determined based on fair value consistent with the provisions of this statement, the company’s pro-forma net income and earnings per share for the year ended December 31, 2001 would have been as follows (in millions, except per share data):

Net Income—as reported	$338
Net Income—pro forma	$335
Basic earnings per share—as reported	$2.61
Basic earnings per share—pro forma	$2.59
Diluted earnings per share—as reported	$2.58
Diluted earnings per share—pro forma	$2.56

The above pro forma amounts were computed using the following assumptions:

1.
Outstanding Timber Company Options.    Timber Company options that were converted to Plum Creek options in connection with The Timber Company Merger were based on a weighted-average fair value of $7.07 per share as of July 17, 2000, the date of the latest modification. Since The Timber Company options were all vested as of the merger date, the entire fair value was expensed in computing 2001 pro forma net income. Furthermore, a portion of the grant date fair value for The Timber Company options was amortized in computing 2001 pro forma net income for the period between December 31, 2000 and October 5, 2001.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.
Outstanding Plum Creek Options.    Plum Creek options that were outstanding on the merger date were based on a weighted-average fair value of $2.93 per share as of the merger announcement date of July 18, 2000. Pro forma net income was computed based on amortizing the fair value of the unvested options over the remaining vesting period.

3.
Newly Granted Plum Creek Options.    Plum Creek options that were granted on October 8, 2001 were based on a fair value of $2.01 per share as of the grant date. Pro forma net income was computed based on amortizing the fair value of these options over their vesting period.

The above weighted-average fair values were computed using the Black-Scholes option valuation model with the following assumptions:

	Timber Company Options	Outstanding Plum Creek Options	Newly Issued Plum Creek Options
Expected life in years	5	7	7
Risk-free interest rate	6.2%	6.5%	4.4%
Expected volatility	34%	24%	25%
Dividend yield	4.0%	8.4%	9.1%

GEORGIA-PACIFIC’S LONG-TERM INCENTIVE PLANS

Georgia-Pacific’s authorized capital stock included 250 million shares of Timber Company Stock. In connection with the merger, holders of stock options to purchase Timber Company Stock received Plum Creek options using the exchange ratio of 1.37 to one.

1997 Long-Term Incentive Plans.    Georgia-Pacific reserved 3,800,000 shares of Timber Company Stock for issuance under The Timber Company 1997 Long-Term Incentive Plan (“The Timber Company Plan”). Options covering 950 shares and 624,250 shares were granted under The Timber Company Plan on January 28, 1999 and January 21, 2000, respectively. These grants have a 10-year term and vest ratably over four and three-year periods, except that all grants vested in connection with The Timber Company Merger.

Employee Stock Purchase Plan.    Georgia-Pacific reserved 1,500,000 shares of Timber Company Stock for issuance under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), which offers employees the right to subscribe for shares of Timber Company Stock at a subscription price equal to 90% of the lower of the price per share on the first day or the last day of the purchase period. The purchase period for the initial one-year period begins on July 1, 2000 and ends on June 30, 2001. An employee may terminate his or her subscription at any time before he or she pays the full price of the shares subscribed and will receive in cash, the full amount withheld, without interest.

1995 Outside Directors Stock Plan.    Georgia-Pacific reserved 200,000 shares of Timber Company common stock for issuance under the 1995 Outside Directors Stock Plan (the “Directors Plan”), which provides for the issuance of shares of common stock to non-employee directors of Georgia-Pacific on a restricted basis. Each non-employee director was issued 647 and 346 restricted shares of Timber Company common stock in 2000 and 1999, respectively. These shares were redeemed in connection with the merger.

Employee Stock Option Plans.    The 1995 Shareholder Value Incentive Plan (the “SVIP”) provides for the granting of stock options having a term of either 5½ or 10 years to officers and key employees. Under the amended and restated SVIP, no further grants may be made under the plan. Options having a term of 10 years

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

become exercisable in 9½ years unless certain performance targets tied to Georgia-Pacific’s common stock performance were met, in which case the holder could exercise such options after 3, 4 or 5 years from the grant date. Options having a term of 5½ years may be exercised only if such performance targets are met in the third, fourth or fifth year after such grant date. At the time options are exercised, the exercise price is payable in cash or by surrender of shares of common stock already owned by the optionee. All shares were vested as of February 2000.

The 1994 Employee Stock Option Plan (the “1994 Option Plan”) provide for the granting of stock options to certain nonofficer key employees. Under the 1994 Option Plan, Georgia-Pacific issued 146,350 shares of Timber Company common stock in 1999. All remaining options were exercised in February 1999.

Following the Letter Stock Recapitalization, described in Note 1 of the Notes to Financial Statements, each outstanding stock option under the SVIP and the 1994 Option Plan were converted into separately exercisable options to acquire a number of shares of Timber Company Stock, each of which equaled the number of shares of Existing Common Stock specified in the original option. The exercise prices for the resulting Timber Company common stock options were calculated by multiplying the exercise price under the original option from which they were converted by a fraction, the numerator of which was the average of the high and low price of Timber Company common stock on December 17, 1997 and the denominator of which was the sum of such Georgia-Pacific Group and The Timber Company common stock prices. This was intended to ensure that the aggregate intrinsic value per share was not reduced.

Additional information relating to Georgia-Pacific’s Timber Company employee common stock options are provided below. All amounts have been retroactively restated to reflect the 1.37 to 1 exchange ratio.

TIMBER COMPANY COMMON STOCK OPTIONS

	Period from December 30, 2000 to October 5, 2001
	Shares	Weighted Average Exercise Price
Option outstanding at December 30, 2000	6,726,289	$16.39
Options granted/converted	—	—
Options exercised/surrendered	(2,859,711)	16.15
Options cancelled	(25,184)	16.43

Options outstanding at October 5, 2001	3,841,394

	Year ended December 30, 2000
	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2000	6,805,681	$16.30
Options granted/converted	855,223	16.42
Options exercised/surrendered	(903,653)	15.74
Options cancelled	(30,962)	16.18

Options outstanding at December 30, 2000	6,726,289	$16.39
Options outstanding for grant at December 30, 2000	2,964,954

Total reserved shares	9,691,243

Options exercisable at December 30, 2000	5,552,298	$16.28

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended January 1, 2000
	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 1999	7,608,775	$16.25
Options granted/converted	1,302	16.47
Options exercised/surrendered	(571,496)	15.75
Options cancelled	(232,900)	15.84

Options outstanding at January 1, 2000	6,805,681	$16.30
Options outstanding for grant at January 1, 2000	1,765,177

Total reserved shares	8,570,858

Options exercisable at December 30, 2000	4,072,188	$16.29

The Timber Company elected to account for its participation in stock-based compensation plans of Georgia-Pacific under APB Opinion No. 25 and disclose pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123. Accordingly, no compensation cost has been recognized for the SVIP, The Timber Company Plan or the 2000 Purchase Plan. Had compensation cost for these plans been determined based on fair value at the grant dates in 2000 or 1999 under the plan consistent with the method of SFAS No. 123, the pro forma net income and earnings per share would have been as follows:

	Year ended
	December 30, 2000		January 1, 2000
	Net Income	Net Income per share*	Net Income	Net Income per share*
	(In millions, except per share amounts)
As reported	$162	$1.44	$398	$3.53
Pro forma	159	1.41	392	3.48

*
Represents basic earnings per share, calculated after giving effect to the mergers (see Note 1 of the Notes to Financial Statements). Pro forma diluted earnings per share was $1.40 in 2000 and $3.44 in 1999.

The fair-value-based method of accounting for stock-based compensation plans under SFAS No. 123 recognizes the value of options granted as compensation cost over the option’s vesting period and has not been applied to options granted prior to January 1, 1995. Accordingly, the resulting pro forma compensation cost is not representative of what compensation cost will be in future years.

Following are the weighted average assumptions used in connection with the Black-Scholes option pricing model to estimate the fair value of options grated in 2000 and 1999:

	Year ended
	December 30, 2000		January 1, 2000
	Options	ESPP*	Options
Risk-free interest rate	6.7%	6.1%	4.9%
Expected dividend yield	4.4%	4.5%	4.4%
Expected life	10 years	1 year	9 years
Expected volatility	0.38	0.38	0.32
Option forfeiture rate	3%	8.6%	3%

*	Employee Stock Purchase Plan

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value per share of Timber Company Stock options granted during the year using the Black-Scholes option pricing model was $7.35 and $7.89 for 2000 and 1999, respectively. The weighted average grant date fair value per share of shares subscribed under the 2000 Purchase Plan was $4.34 for The Timber Company. The total pro forma compensation cost calculated under SFAS No. 123 was allocated between the Georgia-Pacific Group and The Timber Company based on the number of employees in each group for periods prior to December 17, 1997. Georgia-Pacific’s management believed that this method of allocation was equitable and provided a reasonable estimate of the costs attributable to The Timber Company.

Note 12.    Related-Party Transactions

Prior to the merger with Plum Creek on October 6, 2001, The Timber Company was a separate operating group of Georgia-Pacific, and as such, was engaged primarily in the growing and selling of timber on the approximately 4.7 million acres of timberlands that Georgia-Pacific owned or leased. A substantial portion of each year’s harvest was sold to the Georgia-Pacific Group for consumption in their numerous mills. For the period December 31, 2000 to October 5, 2001 and for each of 2000 and 1999, timber revenues from sales between The Timber Company and the Georgia-Pacific Group were based on prices intended to reflect fair market prices based on prices paid by independent purchasers and sellers for similar kinds of timber.

The Timber Company sold timber to the Georgia-Pacific Group totaling $144 million for 2001 through the merger date, October 6, 2001, and $239 million and $323 million for the years ending 2000 and 1999, respectively.

During the second quarter of 1998, Georgia-Pacific Group and The Timber Company revised the original terms of the operating policy with respect to sales of timber by The Timber Company to Georgia-Pacific Group. This revised policy was implemented on July 1, 1999 and remained in effect through 2000. Under the policy, The Timber Company was required to offer 70% of its projected annual harvest in southeast Arkansas and Mississippi and 80% of its projected annual harvest in most of its Southern forests to Georgia-Pacific Group, and Georgia-Pacific Group was required to purchase not less than 50% nor more than 70% of the projected annual harvests in southeast Arkansas and Mississippi, and not less than 60% nor more than 80% of the projected annual harvest in other Southern forest basins. The provisions in the policy were intended to cause prices paid by Georgia-Pacific Group for timber sold by The Timber Company to reflect market prices in particular forests, to allow Georgia-Pacific Group more flexibility in purchasing wood from third parties, and to allow The Timber Company flexibility in the timing of sales of its annual harvest on the open market.

In 2000, the Georgia-Pacific Group and The Timber Company negotiated a new ten-year timber supply agreement which became effective January 1, 2001 and was subject to an automatic ten-year renewal period, unless either party delivered a timely termination notice. This agreement covered four key southern timber basins: Southeast Arkansas, Mississippi, Florida, and Southeast Georgia. Under the agreement, The Timber Company had to offer to Georgia-Pacific Group specified percentages of its annual harvest, subject to absolute minimum and maximum limitations in each basin. Georgia-Pacific Group could elect between 36% and 51% of The Timber Company’s annual harvest each year in Mississippi, Florida and Southeast Georgia, and between 52% and 65% in Southeast Arkansas. The total annual volume softwood was to range from a minimum of 2.7 million tons to a maximum of 4.2 million tons. The prices for such timber were to be negotiated at arm’s length between The Timber Company and Georgia-Pacific Group every six months, and were to be set by third party arbitration if the parties could not agree. A new agreement on substantially the same terms was entered into with Plum Creek in conjunction with The Timber Company Merger.

The Timber Company and Georgia-Pacific Group also entered into a one year supply agreement for 2001 under which The Timber Company delivered 42 million board feet of Douglas-fir and Western Hemlock

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sawtimber to Georgia-Pacific Group’s sawmills at Coos Bay and Philomath, Oregon as well as 13 thousand green tons of pulpwood to the Georgia-Pacific Group Toledo pulp mill. Prices were based on prevailing market prices.

In addition to timber sales between The Timber Company and the Georgia-Pacific Group, The Timber Company had the following recurring related party transactions with the Georgia-Pacific Group as a result of The Timber Company being organized as a separate operating group of Georgia-Pacific:

1.    General and Administrative Expenses.    A portion of Georgia-Pacific’s general and administrative expenses were allocated to The Timber Company. General and administrative expenses of $2 million were allocated to The Timber Company for the period December 31, 2000 to October 5, 2001, $3 million for 2000 and $3 million for 1999. See Note 1 of the Notes to Financial Statements.

2.    Intercompany Debt and Related Interest Expense.    At June 30, 1997, $1.0 billion of Georgia-Pacific’s total debt was allocated to the Timber Company. Subsequent to the original allocation, The Timber Company’s intercompany debt was increased or decreased by the amount of any net cash generated by, or required to fund, its operating activities, investing activities and financing activities. Intercompany allocated debt was $644 million as of October 6, 2001 (the merger date) and $640 million as of December 30, 2000. Interest expense was charged to The Timber Company in proportion to the respective amount of its debt at a rate equal to the weighted-average interest rate of Georgia-Pacific’s debt calculated on a quarterly basis. Net interest expense of $31 million was allocated to The Timber Company for the period December 31, 2000 to October 5, 2001, $44 million for 2000 and $69 million for 1999. See Notes 1 and 6 of the Notes to Financial Statements.

3.    Employee Benefit Costs.    Prior to the merger with Plum Creek on October 6, 2001, The Timber Company employees were generally covered by Georgia-Pacific’s Defined Benefit Pension Plan, Defined Contribution Plan and Health Care and Life Insurance Benefit Plan. As a result, a portion of Georgia-Pacific’s employee benefit costs were allocated to The Timber Company based on number of employees and allocated share of plan assets. Net periodic pension costs and net periodic postretirement benefit costs allocated to The Timber Company for period December 31, 2000 to October 5, 2001, and for each of 2000 and 1999 were less than $1 million. See Notes 1 and 10 of the Notes to Financial Statements.

4.    Capital Transactions.    Since The Timber Company was not a separate legal entity but rather an operating division of Georgia-Pacific, Timber Company’s Stock, the only equity issued with respect to The Timber Company, represented a class of Georgia-Pacific’s common stock. As a result, cash payments incurred by Georgia-Pacific with respect to dividends and the redemption of shares of Timber Company Stock were allocated to The Timber Company. Furthermore, proceeds from the exercise of stock options with respect to Timber Company Stock were allocated to The Timber Company. Cash for the payment of dividends with respect to Timber Company Stock was $61 million for the period December 31, 2000 to October 5, 2001, $81 million for 2000 and $84 million for 1999. Cash for the repurchase of stock with respect to Timber Company Stock was $78 million for 2000 and $131 million for 1999. Cash proceeds with respect to the exercise of stock options and the purchase of employee stock for Timber Company Stock was $58 million (which includes a benefit of $12 million for the related tax deduction) for the period December 31, 2000 to October 5, 2001, $14 million for 2000 and $25 million for 1999.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Income Taxes.    Georgia-Pacific filed consolidated federal and state income tax returns, and as a result, a portion of Georgia-Pacific’s income tax expense was allocated to The Timber Company. The following amounts of Georgia-Pacific’s consolidated income tax expense for the periods indicated were allocated to The Timber Company (in millions):

	Period from Dec. 30, 2000 to Oct. 5, 2001	Years Ended
		Dec. 30, 2000	Jan. 1, 2000
Current Tax Expense	$56	$67	$125
Deferred Tax Expense	$13	$30	$131

Current taxes payable were settled quarterly between The Timber Company and the Georgia-Pacific Group. Therefore, there were no outstanding tax-related balances due to or from the Georgia-Pacific Group as of the balance sheet dates. See Notes 1 and 5 of the Notes to Financial Statements.

Furthermore, in connection with the merger with Plum Creek, The Timber Company had the following related party transactions with the Georgia-Pacific Group:

1.    Merger Costs.    Georgia-Pacific Group allocated The Timber Company $20 million of merger-related costs. These costs were capitalized by The Timber Company and included in the purchase price allocation.

2.    Installment Notes.    Certain installment notes receivable and related commercial paper and deferred income tax liabilities were transferred to the Georgia-Pacific Group in connection with the merger. The installment notes receivable and associated deferred income tax liabilities related to prior bulk sales of timberlands. The commercial paper relates to the monetization of the installment notes. Furthermore, in connection with the transfer, The Timber Company’s intercompany allocated debt was increased by $85 million which was approximately equal to the net present value of the installment notes, commercial paper and deferred income tax liabilities. The increase in intercompany allocated debt of $85 million was accounted for as a dividend and the net book value of the installment notes, commercial paper and deferred tax liabilities was accounted for as a capital contribution. See Note 8 of the Notes to Financial Statements.

3.    Insurance Premiums.    Georgia-Pacific Group allocated The Timber Company $24 million for the cost of tax risk insurance. The increase of allocated intercompany debt of $24 million was accounted for as a dividend. See Note 8 of the Notes to Financial Statements.

4.    Property Sales.    The Timber Company sold some land to the Georgia-Pacific Group in close proximity to several of the Georgia-Pacific Group’s mill sites for $13 million less allocated income tax expense of $5 million. The $13 million purchase price was accounted for as a capital contribution and the related reimbursement for taxes was accounted for as a dividend. See Note 8 of the Notes to Financial Statements.

Plum Creek is party to a registration rights agreement with its former general partner, referred to as selling stockholders, pursuant to which Plum Creek agreed to register the selling stockholders’ shares of the company’s common stock under applicable federal and state securities laws under specific circumstances and at specific times. The registration rights agreement provides for cross-indemnification of the selling stockholders and the company and the directors, officers and controlling persons of the selling stockholders and the company, respectively, against specific liabilities arising in connection with the offer and sale of the company’s common stock, including liabilities arising under the Securities Act of 1933, as amended. In November 2001, pursuant to the terms of the registration rights agreement, the selling stockholders asked the company to register for public sale under the Securities Act up to 9,851,633 shares of common stock of the company owned collectively by the selling stockholders. The company incurred costs relating to the registration of these securities of approximately $425,000.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Norfolk Southern Railway Company and its subsidiaries provide rail transportation services to the company and its subsidiaries at rates fixed in accordance with applicable law or by governmental authority. A director of the company, Mr. Tobias, is also a director and officer of Norfolk Southern Railway Company. The total amount paid by the company during 2001 for such services was $1,047,000.

Note 13.    Commitments and Contingencies

The company is subject to regulations regarding forest and harvest practices and are, from time to time, involved in various legal proceedings, including environmental matters, incidental to its business.

As part of its environmental compliance program, the company undertook a historical review of capital improvement projects at its Montana manufacturing facilities to evaluate compliance with the Clean Air Act. The review led to the discovery of four potential violations resulting from projects at the Columbia Falls and Evergreen facilities that occurred between 1988 and 1992. The company voluntarily disclosed this information to the Environmental Protection Agency (“EPA”) under its Voluntary Disclosure and Cooperation Policy (“EPA Policy”), and to the state of Montana Department of Environmental Quality (“Montana DEQ”) under the Montana Voluntary Disclosure Act (“Montana Act”). On meeting specified conditions and subject to the nature and seriousness of the offenses, both the EPA Policy and the Montana Act provide for elimination of any penalty.

The company is presently in discussions with Montana DEQ to resolve the agencies’ response to the company’s voluntary disclosures. The company has provided additional requested information and will submit applications to resolve permitting and control equipment issues. The company, however, cannot predict whether it will be required to pay any monetary penalties or whether it will be required to install any additional pollution control equipment.

While administration of current regulations and any new regulations or proceedings have elements of uncertainty, it is anticipated that no pending legal proceedings or regulatory matters will have a materially adverse effect on the financial position, results of operations or liquidity of the company.

The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements range from one to 20 years with renewal options by either party for periods ranging from five years to 15 additional years. These agreements expire beginning in 2003 through 2023.

The company leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $1 million in each of the years 2001, 2000 and 1999. The company leases certain timberlands under capital lease agreements. The net amount of timberlands under capital lease at December 31, 2001 was $21 million. The following summarizes the future minimum operating lease payments and payments on capital leases net of interest (in millions):

	Operating Leases	Capital Leases
2002	$3	$1
2003	2	1
2004	1	1
2005	1	1
2006	1	1
Thereafter	—	15

Total	$8	$20

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Segment Information

The company is organized into ten business units on the basis of both product line and geographic region. Each business unit has a separate management team due to geographic location, marketing strategies and/or production processes. In applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, these business units have been aggregated into five reportable segments based on similar long-term economic characteristics. The company’s reportable segments are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufactured Products and (5) Other. Prior to the merger with Plum Creek on October 6, 2001, The Timber Company had only one reportable segment. The segment information for The Timber Company has been restated to the beginning of 1999 to reflect these new segments.

The Northwest Resource unit and the Northeast Resource unit are aggregated into the Northern Resources Segment. The Northern Resources Segment consists primarily of timberlands located in Montana, Maine, Oregon, Wisconsin, Washington, West Virginia and western Virginia. The Northern Resources Segment grows timber primarily for sale in domestic regional markets. Additionally, some logs are sold in export markets, primarily the Pacific Rim countries and Canada. The Northern Resources Segment primarily sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are primarily sold to regional lumber and plywood manufacturers. Logs harvested in Montana are primarily sold to our lumber and plywood mills (which are part of the Manufactured Products Segment). Hardwood sawlogs are primarily sold to furniture manufactures. Softwood and hardwood pulpwood is primarily sold to regional paper and packaging manufactures.

The South West Resource unit, the South Central Resource unit, the South East Resource unit and the South Coastal Resource unit are aggregated into the Southern Resources Segment. The Southern Resources Segment consists primarily of timberlands located in Georgia, Arkansas, Mississippi, Louisiana, Florida, South Carolina, North Carolina, Oklahoma, Alabama, Texas and eastern Virginia. The Southern Resources Segment grows timber primarily for sale in domestic regional markets. The Southern Resources Segment primarily sells softwood sawlogs and pulpwood. Softwood sawlogs are primarily sold to regional lumber and plywood manufacturers. Softwood pulpwood is primarily sold to regional paper and packaging manufactures.

The Real Estate Segment consists of sales of higher and better use timberlands and periodic sales of non-strategic timberlands. It is estimated that 5% of the company’s 7.8 million acres of timberlands is located in recreational areas or near expanding population centers and as such may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management. From time-to-time the company has identified non-strategic timberlands that have been disposed of in bulk sales. Revenues from non-strategic real estate sales were $442 million during 1999.

The lumber and panel businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities and one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality panels. All of these products are targeted to domestic lumber retailers, home construction, and industrial customers, and to a lesser extent, Canada, Pacific Rim countries and Western Europe. Residual chips are sold to regional pulp and paper manufacturers. Revenues from manufactured products during 2001 were $49 million for lumber, $24 million for plywood and $13 million for MDF. Prior to the merger with Plum Creek, The Timber Company was not in the manufacturing business.

The Other Segment consists primarily of income associated with mineral extraction and communication and transportation rights of way. Mineral income consists of royalty revenue from the extraction of oil and gas, natural aggregates and coal. Additionally, through a joint venture, the company is in the process of exploring for

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and developing coalbed methane which may be found on some of its properties in West Virginia and Virginia. As of December 31, 2001, the company has invested less than $1 million in its coalbed methane joint venture.

Segment data includes external revenues, intersegment revenues and operating income, as well as export revenue and depreciation, depletion and amortization. The company evaluates performance and allocates capital to the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the company does not produce such information internally.

The table below presents information about reported segments for the years ending December 31, 2001, December 30, 2000, and January 1, 2000 (in millions).

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total
2001
External revenues	$104	$319	$80	$86	$9	$598
Intersegment revenues	32	—	—	—	—	32
Export revenues	4	—	—	3	—	7
Depreciation, depletion and amortization	13	38	—	4	—	55
Operating income	30	187	59	1	8	285

2000
External revenues	$79	$303	$103	—	8	$493
Intersegment revenues	—	—	—	—	—	—
Export revenues	—	—	—	—	—	—
Depreciation, depletion and amortization	3	24	—	—	—	27
Operating income	27	198	85	—	8	318

1999
External revenues	$138	$372	$512	—	$6	$1,028
Intersegment revenues	—	—	—	—	—	—
Export revenues	—	—	—	—	—	—
Depreciation, depletion and amortization	4	38	—	—	—	42
Operating income	59	265	408	—	6	738

A reconciliation of total operating income to income before income taxes, for the years 2001, 2000 and 1999 is presented below (in millions). In the fourth quarter of 2001, the company changed its accounting policy with respect to certain reforestation costs. See Note 1 of the Notes to Financial Statements for further details. The new accounting policy was applied retroactively to the beginning of 2001. As a result, the Northern Resources 2001 operating income increased by $2 million and the Southern Resources 2001 operating income increased by $16 million.

	December 31, 2001	December 30, 2000	January 1, 2000
Total segment operating income	$285	$318	$738
Interest expense, net	54	44	69
Corporate and other unallocated expenses	35	15	15

Income before income taxes	$196	$259	$654

Intersegment sales prices are determined quarterly, based upon estimated market prices and terms in effect at the time. Export revenues consist of log sales, primarily to Japan and Canada, as well as manufactured product sales primarily to Canada, Western Europe and the Pacific Rim countries. During 2001, 2000, and 1999, the

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company recognized revenues of $164 million, $239 million and $323 million, respectively, from sales to Georgia-Pacific. The company does not hold any long-lived foreign assets.

Note 15.    Unaudited Selected Quarterly Financial Data

2001 (as filed on Forms S-4, 8-K and 10-Q)	1st Qtr	2nd Qtr	3rd Qtr
	(In millions, except per share data)
Revenues	$113	$71	$121
Gross Profit	78	54	93
Operating Income	69	45	83
Net Income	36	22	46
Net Income per Share—Basic	$0.32	$0.20	$0.41
Net Income per Share—Diluted	$0.32	$0.19	$0.40

In the fourth quarter of 2001 the company adopted a new accounting policy to capitalize timber reforestation costs that were previously expensed. The new capitalization policy was applied retroactively as of December 31, 2000, and resulted in restating previously reported quarterly information. Presented below are the restated first, second and third quarters along with the fourth quarter information.

2001	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr(1)
Revenues (2)	$117	$100	$141	$240
Gross Profit	80	61	97	68
Operating Income	71	52	87	40
Net Income	37	27	48	226
Net Income per Share—Basic (3)	$0.33	$0.24	$0.43	$1.26
Net Income per Share—Diluted (3)	$0.32	$0.24	$0.42	$1.25

2000	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues (2)	$115	$117	$115	$146
Gross Profit	84	79	73	105
Operating Income	75	68	64	96
Net Income	40	34	32	56
Net Income per Share—Basic	$0.36	$0.30	$0.28	$0.50
Net Income per Share—Diluted	$0.35	$0.30	$0.28	$0.49

(1)
In the fourth quarter of 2001, the company completed the merger with The Timber Company in a transaction that is being accounted for as a reverse acquisition. See Note 2 of the Notes to Financial Statements. A one-time income tax benefit of approximately $216 million was recorded in the results of operations. The benefit of approximately $216 million represents the elimination of a deferred tax liability associated with temporary differences primarily related to timberlands.

(2)
Plum Creek has reclassified The Timber Company’s historical reporting of real estate sales. Historically, The Timber Company reported net gains from real estate sales as a reduction to cost of goods sold. Plum Creek’s reporting practice is to include sales proceeds from real estate sales in revenues and related book basis and expenses in costs and expenses. The reclassification of real estate sales had no impact on operating income or net income.

(3)
Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share does not equal the total computed for the year due to the issuance of shares during the fourth quarter of 2001 in connection with the merger. See Note 8 of the Notes to Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statement of income and of cash flow present fairly, in all material respects, the financial position of Plum Creek Timber Company, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 30, 2000 and for the year then ended were audited by other independent accountants whose report dated October 8, 2001 expressed an unqualified opinion on those statements.

As discussed in Note 1 of the Financial Statements, the Company changed its method of accounting for reforestation and silviculture costs effective January 1, 2001.

/S/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
January 29, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Plum Creek Timber Company:

We have audited the accompanying combined balance sheets of The Timber Company (as described in Note 1) as of December 30, 2000 and January 1, 2000 and the related combined statements of income and cash flows for each of the two years in the period ended December 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of The Timber Company as of December 30, 2000 and January 1, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.

AR	THUR ANDERSEN LLP

Atlanta, Georgia
October 8, 2001

REPORT OF MANAGEMENT

The management of Plum Creek Timber Company, Inc. is responsible for the preparation, fair presentation, and integrity of the information contained in the financial statements in this Annual Report. These statements have been prepared in accordance with generally accepted accounting principles and include amounts determined using management’s best estimates and judgments.

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

Previously disclosed.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors, executive officers and 10% stockholders included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, is incorporated herein by reference. The executive officers are presented in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002, under the caption “Executive Compensation”, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002, under the caption “Security Ownership of Certain Beneficial Owners and Management”, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002, under the captions “Related Party Transactions” and “Indebtedness of Management”, is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

(1)  Financial Statements and Supplementary Financial Information

The following consolidated financial statements of the company are included in Part II, Item 8 of this Form 10–K:

(2)  Financial Statement Schedules

Not applicable.

(3)  List of Exhibits

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated. Exhibits designated by a positive sign (“+”) indicates management contracts or compensatory plans.

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

2.5
Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (filed as an exhibit to the company’s Current Report on Form 8-K/A, dated July 18, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, dated June 12, 2001).

2.6	Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999.

3.1	Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 8-K, File No. 1-10239, filed October 9, 2001).

3.2	Certificate of Amendment to the Plum Creek Timber Company, Inc. Certificate of Incorporation (Form 8-K, File No. 1-10239, filed October 9, 2001).

3.3	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form 8-K, File No. 1-10239, filed October 9, 2001).

4.1
Senior Note Agreement, dated as of October 9, 2001, $55,000,000 Series H due October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Form 8-K File No. 1-10239, filed October 9, 2001).

4.2	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1
Credit Agreement, dated as of October 9, 2001, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, First Union National Bank and The Bank of Tokyo-Mitsubishi, Ltd., Portland Branch, as Syndication Agents, Suntrust Bank, ScotiaBanc Inc. and Northwest Farm Credit Services, PCA, as Documentation Agents, the Other Financial Institutions Party Thereto and Banc of America Securities LLC and First Union Securities, Inc., as Arrangers. (Form 8-K File No. 1-10239, filed October 9, 2001).

10.2+
Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan. (Form 10-Q, No. 1–10239, for the quarter ended September 30, 1995).

10.3+
1994 Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). First Amendment to the Plum Creek Management Company, L.P. Long-Term Incentive Plan (Form 10-Q, No. 1–10239, for the quarter ended September 30, 1995).

10.4+	Executive and Key Employee Salary and Incentive Compensation Deferral Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).

10.5+	Deferred Compensation Plan for Directors, PC Advisory Corp. I. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).

Exhibit Designation	Nature of Exhibit

10.6+	Plum Creek Director Unit Ownership and Deferral Plan. (Form 10-K, No. 1-10239, for the year ended December 31, 1996).

10.7
Voting Agreement and Consent by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation, PC Advisory Partners I, L.P. and PCMC Intermediate Holdings, L.P dated as of July 18, 2000, and as amended on June 12, 2001 (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.8
Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber, Corp, NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.9	Form of Primary Insurance Policy (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.10
Registration Rights Agreement, dated as of July 1, 1999, by and among PC Advisory Partners I, L.P. and PCMC Intermediate Holdings, L.P., and Plum Creek Timber Company, Inc. (Registration Statement on Form S-4, Registration No. 333-71371, filed January 28, 1999).

10.11+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan. (filed as an appendix to the corporation’s definitive Proxy Statement on Schedule 14A, filed on March 31, 2000)

10.12+	Plum Creek Timber Company, Inc. Annual Incentive Plan. (Form 10-K, for the year ended December 31, 2000)

18.1	Letter re change in accounting principle from PricewaterhouseCoopers LLP

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Arthur Andersen LLP.

99.1	Letter to the Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

b)  Reports on Form 8–K

Plum Creek filed a current report on Form 8-K, dated October 1, 2001, furnishing presentations by executives of the company to various analysts, investment advisors, investment companies and other market professionals regarding investing in the company.

Plum Creek files a current report on Form 8-K, dated October 3, 2001, announcing under Item 5 its registration with the Federal Tax Office of the Federal Republic of Germany.

On October 9, 2001, Plum Creek filed a current report on Form 8-K announcing (1) under Item 2, the consummation of the merger with The Timber Company, (2) under Item 4, a change in Plum Creek’s certifying accountant, (3) under Item 5, the amendment to the company’s certificate of incorporation and bylaws, updated (a) risk factors, (b) management’s discussion and analysis of financial condition and results of operations and (c) description of business, (4) under Item 7, the financial information for The Timber Company and proforma combined financial information for The Timber Company and Plum Creek and (5) under Item 8, a change in Plum Creek’s fiscal year. On November 15, 2001, Plum Creek filed a Form 8-K/A amending under Item 5 and Item 7 the current report on Form 8-K, dated October 9, 2001.

Plum Creek filed a current report on Form 8-K, dated October 23, 2001, attaching under Item 5 press releases announcing Plum Creek’s results for the third quarter and nine months of 2001 and Plum Creek’s third quarter dividend.

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

/S/ DAVID D. LELAND David D. Leland	Chairman of the Board	March 22, 2002 Date

/S/ JOE E. BEVERLY Joe E. Beverly	Director	March 19, 2002 Date

/S/ IAN B. DAVIDSON Ian B. Davidson	Director	March 20, 2002 Date

/S/ RICK R. HOLLEY Rick R. Holley	President and Chief Executive Officer, Director	March 18, 2002 Date

/S/ JOHN G. MCDONALD John G. McDonald	Director	March 20, 2002 Date

/S/ HAMID R. MOGHADAM Hamid R. Moghadam	Director	March 22, 2002 Date

/S/ WILLIAM E. OBERNDORF William E. Oberndorf	Director	March 20, 2002 Date

/S/ WILLIAM J. PATTERSON William J. Patterson	Director	March 20, 2002 Date

/S/ JOHN H. SCULLY John H. Scully	Director	March 18, 2002 Date

/S/ STEPHAN C. TOBIAS Stephan C. Tobias	Director	March 22, 2002 Date

/S/ SAM A. WILLIAMS Sam A. Williams	Director	March 18, 2002 Date

/S/ WILLIAM R. BROWN William R. Brown	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	March 18, 2002 Date

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

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

2.5
Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (filed as an exhibit to the company’s Current Report on Form 8-K/A, dated July 18, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, dated June 12, 2001).

2.6	Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999.

3.1	Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 8-K, File No. 1-10239, filed October 9, 2001).

3.2	Certificate of Amendment to the Plum Creek Timber Company, Inc. Certificate of Incorporation (Form 8-K, File No. 1-10239, filed October 9, 2001).

3.3	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form 8-K, File No. 1-10239, filed October 9, 2001).

4.1
Senior Note Agreement, dated as of October 9, 2001, $55,000,000 Series H due October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Form 8-K File No. 1-10239, filed October 9, 2001).

4.2	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1
Credit Agreement, dated as of October 9, 2001, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, First Union National Bank and The Bank of Tokyo-Mitsubishi, Ltd., Portland Branch, as Syndication Agents, Suntrust Bank, ScotiaBanc Inc. and Northwest Farm Credit Services, PCA, as Documentation Agents, the Other Financial Institutions Party Thereto and Banc of America Securities LLC and First Union Securities, Inc., as Arrangers. (Form 8-K File No. 1-10239, filed October 9, 2001).

10.2+
Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan. (Form 10-Q, No. 1–10239, for the quarter ended September 30, 1995).

10.3+
1994 Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). First Amendment to the Plum Creek Management Company, L.P. Long-Term Incentive Plan (Form 10-Q, No. 1–10239, for the quarter ended September 30, 1995).

Exhibit Designation	Nature of Exhibit

10.4+	Executive and Key Employee Salary and Incentive Compensation Deferral Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).

10.5+	Deferred Compensation Plan for Directors, PC Advisory Corp. I. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).

10.6+	Plum Creek Director Unit Ownership and Deferral Plan. (Form 10-K, No. 1-10239, for the year ended December 31, 1996).

10.7
Voting Agreement and Consent by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation, PC Advisory Partners I, L.P. and PCMC Intermediate Holdings, L.P dated as of July 18, 2000, and as amended on June 12, 2001 (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.8
Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber, Corp, NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.9	Form of Primary Insurance Policy (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.10
Registration Rights Agreement, dated as of July 1, 1999, by and among PC Advisory Partners I, L.P. and PCMC Intermediate Holdings, L.P., and Plum Creek Timber Company, Inc. (Registration Statement on Form S-4, Registration No. 333-71371, filed January 28, 1999).

10.11+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan. (filed as an appendix to the corporation’s definitive Proxy Statement on Schedule 14A, filed on March 31, 2000)

10.12+	Plum Creek Timber Company, Inc. Annual Incentive Plan. (Form 10-K, for the year ended December 31, 2000)

18.1	Letter re change in accounting principle from PricewaterhouseCoopers LLP

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Arthur Andersen LLP.

99.1	Letter to the Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

Exhibits designated by a positive sign (“+”) indicates management contracts or compensatory plans.