Form 10-Q
period 2002-03-31
PLUM CREEK TIMBER CO INC
filed 2002-05-06
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

999 Third Avenue, Seattle, Washington 98104-4096    Telephone: (206) 467-3600

Organized in the State of Delaware	I.R.S. Employer Identification No. 91-1912863

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

The number of outstanding shares of the registrant’s common stock as of April 25, 2002 was 184,672,538.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended
	March 31, 2002	March 31, 2001
	(In Millions, except per share)
Revenues
Timber	$157	$110
Real Estate	23	4
Manufacturing	93	—
Other	2	3

Total Revenues	275	117

Costs and Expenses:
Cost of Goods Sold:
Timber	74	37
Real Estate	11	—
Manufacturing	89	—
Other	—	—

Total Cost of Goods Sold	174	37
Selling, General and Administrative	17	9

Total Costs and Expenses	191	46

Operating Income	84	71
Interest Expense, net	26	11

Income before Income Taxes	58	60
Provision for Income Taxes	2	23

Net Income	$56	$37

Net Income per Share—Basic	$0.30	$0.33

Net Income per Share—Diluted	$0.30	$0.32

Weighted average number of Shares outstanding—Basic	184.5	112.7

Weighted average number of Shares outstanding—Diluted	185.3	113.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	March 31, 2002	December 31, 2001
	(UNAUDITED)
	(In Millions, except share data)
ASSETS
Current Assets:
Cash and Cash Equivalents	$285	$193
Restricted Advance from Customer	31	—
Accounts Receivable	47	35
Inventories	53	52
Investment in Grantor Trust	10	12
Other Current Assets	14	14

	440	306
Timber and Timberlands—Net	3,473	3,480
Property, Plant and Equipment—Net	311	316
Other Assets	13	20

Total Assets	$4,237	$4,122

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$34	$34
Accounts Payable	17	27
Interest Payable	35	21
Wages Payable	11	21
Taxes Payable	13	9
Deferred Revenue	42	14
Liabilities Associated with Grantor Trust	10	11
Other Current Liabilities	15	12

	177	149
Long-Term Debt	1,177	1,178
Line of Credit	492	469
Deferred Tax Liability	38	38
Capital Leases	20	20
Other Liabilities	17	21

Total Liabilities	1,921	1,875

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized shares—75 million, outstanding—none	—	—
Common stock, $0.01 par value, authorized shares—300 million, outstanding—184,654,751 at March 31, 2002 and 183,825,407 at December 31, 2001	2	2
Additional Paid-In Capital	2,241	2,227
Retained Earnings	73	17
Other Equity	—	1

Total Stockholders’ Equity	2,316	2,247

Total Liabilities and Stockholders’ Equity	$4,237	$4,122

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(In Millions)
Cash Flows From Operating Activities:
Net Income	$56	$37
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	26	10
Basis of Real Estate Sold	9	—
Deferred Income Taxes	—	15
Working Capital Changes	(15)	(13)
Other	(3)	—

Net Cash Provided By Operating Activities	73	49

Cash Flows From Investing Activities:
Additions to Properties Including Tax-Free Exchanges	(17)	(20)

Net Cash Used In Investing Activities	(17)	(20)

Cash Flows From Financing Activities:
Cash Dividend to G-P	—	(9)
Borrowings of Long-term Debt and Line of Credit	263	—
Repayments of Long-term Debt and Line of Credit	(241)	(19)
Proceeds from Stock Option Exercises	14	—
Other	—	(1)

Net Cash Provided By (Used In) Financing Activities	36	(29)

Increase In Cash and Cash Equivalents	92	—
Cash and Cash Equivalents:
Beginning of Period	193	—

End of Period	$285	$—

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Basis of Presentation

References to “Plum Creek,” “the company,” “we” or “our” are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, for federal income tax purposes, and all of its wholly owned subsidiaries.

The consolidated financial statements include all of the accounts of Plum Creek. At March 31, 2002, the company owned and managed approximately 7.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. The company estimates that 400,000 acres of its 7.8 million acres may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management. Certain reclassifications have been made, none of which affected operating income or net income, to present the financial statements on a consistent basis. All significant intercompany transactions have been eliminated in consolidation of the financial statements.

On October 6, 2001, The Timber Company, a separate operating group of Georgia-Pacific Corporation, merged with and into Plum Creek. The merger was accounted for as a reverse acquisition. As a consequence, even though The Timber Company ceased to exist for legal purposes, the historical financial statements of The Timber Company have become the historical financial statements of Plum Creek. Therefore, the financial statements reflect the combined operations of Plum Creek and The Timber Company for periods subsequent to October 6, 2001, and reflect solely the operations of The Timber Company for periods prior to October 6, 2001.

The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The audited financial statements in the company’s 2001 annual report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

In the fourth quarter of 2001, consistent with Plum Creek’s historical policy, the company elected to capitalize certain timber reforestation costs and other costs associated with the planting and growing of timber that were previously expensed by The Timber Company. Because our merger with The Timber Company was accounted for as a reverse acquisition, the adoption of Plum Creek’s historical policy was accounted for as a change in accounting method. This new capitalization policy was applied retroactively as of January 1, 2001, and as a consequence, operating results and cash flow for the quarter ended March 31, 2001 have been restated to reflect this change.

Note 2.    Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	March 31, 2002	December 31, 2001
Timber and logging roads—net	$2,286	$2,267
Timberlands	1,187	1,213

Timber and Timberlands—net	$3,473	$3,480

Property, plant and equipment consisted of the following (in millions):

	March 31, 2002	December 31, 2001
Land, buildings and improvements	$82	$80
Machinery and equipment	271	271

	353	351
Accumulated depreciation	(42)	(35)

Property, Plant and Equipment—net	$311	$316

Inventories, accounted for using the average cost method for logs, work-in-process and finished goods and cost for supplies, consisted of the following (in millions):

	March 31, 2002	December 31, 2001
Raw materials (logs)	$18	$17
Work-in-process	4	4
Finished goods	21	21

	43	42
Supplies	10	10

Total	$53	$52

Note 3.    Income Taxes

References to the company’s “taxable REIT subsidiaries” are references to subsidiaries of Plum Creek Timber Company, Inc. which conduct activities that generate non-qualifying REIT income. References to the company’s “REIT operating partnerships” are references to subsidiaries of Plum Creek Timber Company, Inc. which primarily conduct activities that generate qualifying REIT income.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code commencing July 1, 1999. A REIT is generally not subject to corporate-level tax if it satisfies certain requirements set forth in the Internal Revenue Code. Under the Internal Revenue Code, a REIT is permitted to deduct dividends paid to stockholders in computing its taxable income. The company anticipates that distributions will exceed its taxable income for the year ended December 31, 2002. Therefore, except for taxes relating to built-in gains (discussed below), no provision for federal or state income tax with respect to the company’s REIT activities has been provided for the quarter ended March 31, 2002. During the quarter ended March 31, 2001, The Timber Company was a taxable entity and therefore, given that The Timber Company’s historical financial statements have become our historical financial statements, a tax provision with an effective tax rate of approximately 38% has been recorded for the quarter ended March 31, 2001.

The activities of the company are conducted through various wholly owned subsidiaries. The company’s REIT activities, which are conducted through its wholly owned REIT operating partnerships, consist primarily of sales of timber under cutting contracts, and the income from such sales is not subject to income tax to the extent such income is distributed to stockholders. Our various taxable REIT subsidiaries harvest and sell logs, purchase and sell timber under cutting contracts or lump-sum sales, conduct our manufacturing operations and sell some of our higher and better use lands. The income from these activities is subject to income tax. Therefore, an income tax provision of less than $1 million for the quarter ended March 31, 2002 was provided for the operations conducted by the taxable REIT subsidiaries. Because a substantial portion of the company’s consolidated activities are conducted by its REIT operating partnerships, the annual consolidated effective tax rate is anticipated to average less than five percent. Furthermore, because the manufacturing of wood products has historically been a cyclical business, there may be periods in which we report consolidated pre-tax income, while the taxable REIT subsidiaries generate a pre-tax loss. In this case, a tax benefit may be recorded in the consolidated financial statements.

A built-in gains tax of $2 million was recorded during the quarter ended March 31, 2002 related to the disposition of timberlands that were acquired in connection with the merger with The Timber Company. Proceeds from certain dispositions are currently being held by a third party intermediary and may be reinvested in like-kind property within the required time period as prescribed under the Internal Revenue Code (referred to as “deferred exchanges”). Currently, it is not probable that the proceeds will be reinvested in like-kind property within the required time period. It is the company’s policy to record a tax expense for real estate sales that are consummated through a third party deferred exchange intermediary to the extent that (1) the disposition would be subject to corporate-level income tax (including the built-in gains tax) if the proceeds are not reinvested within the required time period and (2) management does not believe that it is probable that the proceeds will be reinvested in like-kind property within the required time period. If such proceeds are reinvested within the required time period, the tax expense will be reversed.

Note 4.    Borrowings

As of March 31, 2002, we had $492 million of borrowings outstanding under our line of credit. The line of credit consists of a $600 million revolving line of credit maturing September 30, 2005 and a $100 million term facility maturing on September 30, 2002. Borrowings on the line of credit fluctuate daily based on cash needs. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $50 million of standby letters of credit. The $100 million term facility was classified as long-term debt due in 2005 because of the company’s intent and ability to finance these borrowings on a long-term basis. As of March 31, 2002, $208 million remained available for borrowing under the line of credit and there were outstanding standby letters of credit of $93,000. On April 4, 2002, $250 million of the borrowings under the line of credit were repaid.

Note 5.    Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended:

	March 31, 2002	March 31, 2001
	(In millions, except per share amounts)
Net income allocable to common stockholders	$56	$37
Denominator for basic earnings per share	184.5	112.7
Effect of dilutive securities—stock options	0.7	1.2
Effect of dilutive securities—unvested restricted stock, dividend equivalent rights, and value management plan	0.1	—

Denominator for diluted earnings per share—adjusted for dilutive securities	185.3	113.9
Basic Earnings per Share	$0.30	$0.33
Dilutive Earnings per Share	$0.30	$0.32

Note 6.    Segment Information

The table below presents information about reported segments for the quarters ending March 31 (in millions).

	Northern Resources	Southern Resources	Real Estate	Manu- factured Products	Other	Total
2002
External revenues	$57	$100	$23	$93	$2	$275
Intersegment revenues	21	—	—	—	—	21
Depreciation, depletion and amortization	9	12	—	5	—	26
Operating income	20	55	12	2	2	91

2001
External revenues	$19	$91	$4	—	3	$117
Intersegment revenues	—	—	—	—	—	—
Depreciation, depletion and amortization	1	9	—	—	—	10
Operating income	5	63	4	—	3	75

Prior to the October 6, 2001 merger, The Timber Company had one reportable segment. The segment information for 2001 has been restated to reflect our new segments.

A reconciliation of total operating income to income before income taxes for the quarters ended March 31 is presented below (in millions).

	2002	2001
Total segment operating income	$91	$75
Interest expense, net	26	11
Corporate and other unallocated expenses	7	4

Income before income taxes	$58	$60

Note 7.     Subsequent Event

On April 23, 2002, the board of directors authorized the company to make a dividend payment of $0.57 per share. Total dividends will approximate $105 million and will be paid on May 30, 2002 to stockholders of record on May 15, 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “Plum Creek,” “the company,” “we” or “our” are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, for federal income tax purposes, and all of its wholly owned subsidiaries.

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy” or “anticipates” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

•	our failure to qualify as a REIT or our failure to achieve the expected competitive advantages of operating as a REIT;

•	an unanticipated reduction in the demand for timber products and/or an unanticipated increase in the supply of timber products;

•	our failure to make strategic acquisitions or to integrate any such acquisitions effectively or, conversely, our failure to make strategic divestitures; and

•	the failure to meet our expectations with respect to our likely future performance.

Accordingly, actual results may not conform to the forward-looking statements contained in this Report.

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2002.

Overview

Merger with The Timber Company.    On October 6, 2001, the six entities that comprised The Timber Company, formerly a separate operating group of Georgia-Pacific Corporation (“Georgia-Pacific”), merged with and into Plum Creek, with Plum Creek as the surviving company. As a part of the merger, the shareholders of Georgia-Pacific Corporation—Timber Group Common Stock (“Timber Company Stock”) received 1.37 shares of Plum Creek’s common stock for each share of the Timber Company Stock, or approximately 112.7 million shares. The merger was accounted for as a reverse acquisition, with The Timber Company being treated as the acquirer for accounting and financial reporting purposes. As a consequence of this accounting treatment, the historical financial statements of The Timber Company became the historical financial statements of Plum Creek effective as of the consummation of the merger. Therefore, the financial statements reflect the combined operations of Plum Creek and The Timber Company for periods subsequent to October 6, 2001 and reflect solely the operations of The Timber Company for periods prior to October 6, 2001.

Prior to the merger with Plum Creek, The Timber Company had only one reportable segment. Subsequent to the merger, Plum Creek has five reportable segments. The Timber Company’s historical segment information has been restated to reflect these new segments. Furthermore, the period-to-period comparison of the results of operations for the First Quarter of 2002 compared to the First Quarter of 2001 is based on these new segments. See Note 6 of the Notes to Financial Statements.

Plum Creek (The Timber Company prior to the October 6, 2001 merger) historically recognized revenue from timber sales under three different methods, depending upon the terms of the sale. These methods were (1) delivered log sales, (2) cutting contracts and (3) timber deeds. Timber deeds are agreements pursuant to which the buyer agrees to harvest all of the trees on a given tract of land during the term of a contract (usually 12 to 18 months). Risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed.

Subsequent to the October 6, 2001 merger, we replaced timber deed agreements with lump-sum sale agreements because of certain REIT requirements. Under a lump-sum sale, the parties agree to a lump-sum price for all the timber available for harvest on a tract of land. Generally the lump-sum price is paid when the contract is signed. However, unlike timber deeds, title to the timber and risk of loss transfers to the buyer as the timber is cut. Therefore, revenue is recognized each month based on the timber harvested, compared to total timber available to be harvested, on a given tract of land over the term of a contract (usually 12 to 18 months).

Accounting Method Change.    In the fourth quarter of 2001, the company changed its accounting policy to capitalize certain timber reforestation costs that had been previously expensed. The new capitalization policy was applied retroactively as of January 1, 2001.

U.S.-Canada Softwood Lumber Agreement

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

Following the expiration of the trade agreement, U.S. industry coalitions submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. On March 22, 2002, the Department of Commerce, rendered its final determination in favor of the U.S. industry coalitions and issued a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties on April 26, 2002 to 18.8% and 8.4%, respectively. On May 2, 2002, the International Trade Commission rendered a final determination that the U.S. industry is threatened with material injury by Canadian lumber imports. As a result of this determination, it is expected that the Department of Commerce will issue the countervailing and anti-dumping duties within two to three weeks.

However, there is a strong indication that the Canadian government will appeal the decision by the International Trade Commission to the World Trade Organization. That appeal process would likely extend beyond 2002. If an appeal to the World Trade Organization were determined adversely to U.S. interests, then an increase in the supply of lumber to U.S. markets from Canadian sources would likely result. Other factors remaining unchanged, such an increase would increase downward pressure on lumber and log prices.

Results of Operations—First Quarter 2002 Compared to First Quarter 2001

The following table compares operating income by segment for the quarters ended March 31:

Operating Income by Segment
(In Millions)

	March 31, 2002	March 31, 2001
Northern Resources	$20	$5
Southern Resources	55	63
Real Estate	12	4
Manufactured Products	2	—
Other	2	3

Total Segment Operating Income	91	75
Other Costs & Eliminations	(7)	(4)

Operating Income	$84	$71

Northern Resources Segment.    Revenues increased by $59 million, or 310%, to $78 million in 2002. Excluding revenues associated with the October 6, 2001 merger with Plum Creek, revenues increased by $2 million, or 11%, to $21 million. This increase of $2 million was due primarily to higher softwood sawlog sales volume. Softwood sawlog sales volume increased ($3 million) due primarily to the age class distribution of our Oregon timberlands, which has an increasing percentage of timber approaching maturity.

Excluding the impact of the October 6, 2001 merger, Northern Resources Segment operating income was 28% of its revenues for 2002 and 26% for 2001. Northern Resources Segment costs and expenses increased by $44 million, or 314%, to $58 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $1 million, or 7%, to $15 million and was due primarily to higher log and haul costs associated with higher sales volume.

Southern Resources Segment.    Revenues increased by $9 million, or 10%, to $100 million in 2002. Excluding revenues associated with the October 6, 2001 merger, revenues decreased by $5 million, or 6%, to $85 million. This decrease of $5 million was due primarily to lower softwood sawlog sales ($13 million), offset in part by a higher percentage of delivered log sales ($7 million).

Softwood sawlog sales decreased primarily because of the effect of modifications to the terms of our supply contract with Georgia-Pacific. During 2001, a substantial portion of The Timber Company’s sales was to Georgia-Pacific under a long-term supply agreement pursuant to which Georgia-Pacific purchased standing timber, or timber deeds, twice a year ? in February and August. Because these sales to Georgia-Pacific were made pursuant to timber deeds, which pass title to the timber at the time of sale, all of the revenue from each semi-annual sale to Georgia-Pacific was recognized at the time the timber deed was sold, regardless of when the timber was actually harvested. Therefore, The Timber Company was able to recognize in the first quarter of 2001 all of the revenue from its February 2001 timber deed sales to Georgia-Pacific (along with revenue from other timber deed sales made during the quarter), even though all of the timber represented by the timber deeds was not actually harvested during the quarter. Following the October 6, 2001 merger, we discontinued making sales of timber under timber deeds because of REIT requirements. To comply with these requirements, we also modified our long-term supply agreement with Georgia-Pacific to provide for timber sales on a lump-sum basis rather than under timber deeds. As a result, revenue from the lump-sum contract sales is recognized as the timber is actually harvested.

The decrease in revenues was offset by $7 million due to a greater percentage of delivered log sales compared to sales of standing timber. Under a delivered log sale agreement, the seller is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the seller is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating margins as a percent of revenue, although operating income is not generally affected.

Excluding the impact of the October 6, 2001 merger, Southern Resources Segment operating income was 61% of its revenues for 2002 and 69% for 2001. This decline was due primarily to two factors: the increased percentage of delivered log sales; and the effect of lump-sum contract timber sales on our pricing average. As described above, lump-sum contract timber sales are recognized in the quarter in which timber is actually harvested. Because timber sales under lump-sum contracts (formerly under timber deeds) generally target higher margin sawlog timber stands, the effect of deferring a significant portion of these sales to subsequent quarters reduces operating margin. Southern Resources Segment costs and expenses increased by $17 million, or 61%, to $45 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $5 million, or 18%, to $33 million. This increase of $5 million was due primarily to an increase in log and haul costs offset in part by lower depletion expense. Log and haul costs increased by $7 million due primarily to a higher percentage of delivered log sales compared to sales of standing timber. Depletion expense decreased by $1 million due primarily to lower softwood sawlog sales.

Real Estate Segment.    Revenues increased by $19 million, or 475%, to $23 million in 2002. Excluding revenues associated with the October 6, 2001 merger, revenues increased by $10 million, or 250%, to $14 million. This increase of $10 million is due primarily to the timing of real estate sales. Approximately 5% of the company’s timberlands may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation and the timing of harvesting activities.

Excluding the impact of the October 6, 2001 merger, Real Estate Segment operating income was 89% of its revenues for 2002 and 90% for 2001. Real Estate Segment costs and expenses increased by more than $10 million to $11 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $1 million in 2002 from less than $1 million in 2001.

Manufactured Products Segment.    The company’s historical financial statements for periods prior to the October 6, 2001 merger are the historical financial statements of The Timber Company, which did not have any manufacturing operations. For the first quarter of 2002, Manufactured Products Segment revenues were $93 million, expenses were $91 million and operating income was $2 million.

Other Segment.    Revenues decreased by $1 million to $2 million in 2002. Expenses were less than $1 million during 2002 and 2001.

Other Costs and Eliminations.    Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $7 million in 2002, compared to a decrease of $4 million in 2001. This change of $3 million was due primarily to $5 million of higher corporate expenses due to the increase in size of the company, offset by $2 million of intercompany profit released during the quarter. At March 31, 2002, the deferred profit on intercompany log sales was $7 million. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. Prior to the October 6, 2001 merger, The Timber Company did not have any deferred profit on log sales.

Interest Expense.    Net interest expense increased by $15 million, or 136%, to $26 million for 2002. This increase was due primarily to the $837 million of Plum Creek’s debt that was acquired in connection with the October 6, 2001 merger.

Financial Condition and Liquidity

Net cash provided by operating activities totaled $73 million for the first quarter of 2002, compared to $49 million in the same period of 2001. The increase of $24 million is due primarily to the October 6, 2001 merger. As a result of the merger, operating income increased by $13 million and non-cash operating expenses (depletion and depreciation) increased by $16 million.

Cash and cash equivalents at March 31, 2002 was $285 million compared to $193 million at December 31, 2001. The increase was due primarily to Plum Creek accelerating the payment of the fourth quarter 2001 dividend. Plum Creek paid the dividend for the fourth quarter of 2001 on December 28, 2001. Normally, the fourth quarter dividend would have been paid in February of the following year. The payment of the fourth quarter 2001 dividend was accelerated because of our merger with The Timber Company and the REIT requirement under the Internal Revenue Code that all earnings and profits inherited in connection with a merger must be distributed by January 31st of the year following the merger.

Subsequent to the October 6, 2001 merger, the company replaced timber deed agreements with lump-sum sale agreements because of certain REIT requirements. As a consequence, revenue that previously was recognized when the contract was signed is now deferred and is recognized as the timber is harvested. At March 31, 2002 deferred revenue associated with lump-sum sale agreements was $38 million. Additionally, $31 million of cash received from a customer for a lump-sum contract was restricted at March 31, 2002. The restricted cash is in a separate bank account and the restriction is lifted when the customer advises us that the timber under the lump-sum contract has been cut.

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and payment of cash dividends. Our borrowing agreements restrict dividends to stockholders based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves and capital expenditures and principal payments on indebtedness that are not financed. In addition, our line of credit requires that we maintain an interest coverage ratio and maximum leverage ratio. We were in compliance with all of our borrowing agreement covenants as of March 31, 2002. If market conditions experienced during 2001 and the first quarter of 2002 were to persist for an extended period of time, our debt agreements would restrict our ability to maintain our current dividend level.

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

Capital expenditures for the first quarter of 2002 were $17 million, compared to $20 million for the same period in 2001. Planned capital expenditures for 2002 are expected to be approximately $100 million and include approximately $80 million for our timberlands, $15 million for the development of our coalbed methane and $5 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.21 billion of debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in millions) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed-rate debt. The interest rate on the variable-rate debt as of March 31, 2002, was LIBOR plus 1.5% which includes facility fees (3.4%). However, this rate could range from LIBOR plus 0.75% to LIBOR plus 1.75% depending on our financial results.

March 31, 2002: Long-term debt, including current portion	2002	2003	2004	2005	2006	There- after	Total	Fair Value
Fixed rate debt	$33	$33	$33	$32	$161	$919	$1,184	$1,200
Avg. interest rate	8.2%	8.2%	8.1%	8.0%	7.9%	7.8%
Premium Amortization	$6	$6	$6	$5	$3	$1	$27
Variable rate debt(1)				$492			$492	$492

(1)	As of April 4, 2002, $250 million of variable rate debt was repaid.

At March 31, 2001, The Timber Company’s debt was an allocated portion of Georgia-Pacific’s total outstanding debt and, therefore, the fair value of the allocated debt was not impacted by changes in market interest rates. The interest charged on the allocated debt was adjusted quarterly based on the weighted-average interest rate of Georgia-Pacific’s debt.

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
2.5
Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (incorporated herein by reference to Plum Creek’s Current Report on Form 8-K/A, dated July 18, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (incorporated herein by reference to Plum Creek’s Current Report on Form 8-K, dated June 12, 2001).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (filed herewith)

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (filed herewith)

(b) Reports on Form 8–K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC. (Registrant)

By:	/s/ WILLIAM R. BROWN
WILLIAM R. BROWN Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: May 3, 2002

INDEX TO EXHIBITS
Exhibit Designation	Nature of Exhibit
2.5
Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (incorporated herein by reference to Plum Creek’s Current Report on Form 8-K/A, dated July 18, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (incorporated herein by reference to Plum Creek’s Current Report on Form 8-K, dated June 12, 2001).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (filed herewith)

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (filed herewith)