Form 10-Q
period 2002-06-30
PLUM CREEK TIMBER CO INC
filed 2002-08-08
CIK 849213

Conformed Copy without Exhibits

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

999 Third Avenue, Seattle, Washington 98104-4096 Telephone: (206) 467-3600

Organized in the State of Delaware I.R.S. Employer Identification No. 91-1912863

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of outstanding shares of the registrant's common stock as of August 1, 2002 was 184,850,957.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Quarter Ended
	June 30, 2002	June 30, 2001
	(In Millions, Except Per Share)

Revenues
Timber	$154	$68
Real Estate	18	30
Manufacturing	97	-
Other	2	2
Total Revenues	271	100

Costs and Expenses:
Cost of Goods Sold:
Timber	71	33
Real Estate	7	6
Manufacturing	94	-
Other	-	-
Total Cost of Goods Sold	172	39

Selling, General and Administrative	17	9
Total Costs and Expenses	189	48

Operating Income	82	52

Interest Expense, net	26	10

Income before Income Taxes	56	42

Provision for Income Taxes	3	15

Net Income	$53	$27

Net Income per Share - Basic	$0.29	$0.24

Net Income per Share - Diluted	$0.29	$0.24

Weighted average number of Shares outstanding - Basic	184.7	112.7
Weighted average number of Shares outstanding - Diluted	185.4	113.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Six months Ended
	June 30, 2002	June 30, 2001

	(In Millions, Except Per Share)

Revenues
Timber	$311	$178
Real Estate	41	34
Manufacturing	190	-
Other	4	5
Total Revenues	546	217

Costs and Expenses:
Cost of Goods Sold:
Timber	145	70
Real Estate	18	6
Manufacturing	183	-
Other	-	-
Total Cost of Goods Sold	346	76

Selling, General and Administrative	34	18
Total Costs and Expenses	380	94

Operating Income	166	123

Interest Expense, net	52	21

Income before Income Taxes	114	102

Provision for Income Taxes	5	38

Net Income	$109	$64

Net Income per Share - Basic	$0.59	$0.57

Net Income per Share - Diluted	$0.59	$0.56

Weighted average number of Shares outstanding - Basic	184.6	112.7
Weighted average number of Shares outstanding - Diluted	185.4	113.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	June 30, 2002	December 31, 2001
	(UNAUDITED)

	(In Millions, Except Share Data)

ASSETS
Current Assets:
Cash and Cash Equivalents	$240	$193
Restricted Advance from Customer	10	-
Accounts Receivable	55	35
Inventories	42	52
Investment in Grantor Trust	10	12
Other Current Assets	14	14
	371	306

Timber and Timberlands - Net	3,472	3,480
Property, Plant and Equipment - Net	307	316
Other Assets	9	20
Total Assets	$4,159	$4,122

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$34	$34
Accounts Payable	26	27
Interest Payable	21	21
Wages Payable	14	21
Taxes Payable	13	9
Deferred Revenue	28	14
Liabilities Associated with Grantor Trust	10	11
Other Current Liabilities	15	12
	161	149

Long-Term Debt	1,148	1,178
Line of Credit	504	469
Deferred Tax Liability	41	38
Capital Leases	20	20
Other Liabilities	18	21
Total Liabilities	1,892	1,875

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized shares - 75 million, outstanding - none	-	-
Common stock, $0.01 par value, authorized shares - 300 million, outstanding - 184,812,099 at June 30, 2002 and 183,825,407 at December 31, 2001	2	2
Additional Paid-In Capital	2,241	2,227
Retained Earnings	24	17
Other Equity	-	1
Total Stockholders' Equity	2,267	2,247
Total Liabilities and Stockholders' Equity	$4,159	$4,122

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2002	June 30, 2001

	(In Millions)
Cash Flows From Operating Activities:
Net Income	$109	$64
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	50	17
Basis of Real Estate Sold	16	6
Deferred Income Taxes	4	14
Working Capital Changes	(6)	(10)
Other	2	-
Net Cash Provided By Operating Activities	175	91

Cash Flows From Investing Activities:
Property Additions (Excluding Tax-Free Exchanges)	(38)	(31)
Timberlands Acquired with Tax-Free Exchange Proceeds	(6)	(5)
Net Cash Used In Investing Activities	(44)	(36)

Cash Flows From Financing Activities:
Dividends	(105)	-
Net Cash Returned to Georgia-Pacific Corporation	-	(21)
Retirement of Long-term Debt	(30)	(34)
Borrowings on Line of Credit	640	-
Repayments on Line of Credit	(605)	-
Proceeds from Stock Option Exercises	16	-
Net Cash Used In Financing Activities	(84)	(55)

Increase In Cash and Cash Equivalents	47	-
Cash and Cash Equivalents:
Beginning of Period	193	-

End of Period	$240	$-

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

        References to "Plum Creek," "the company," "we" or "our" are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, for federal income tax purposes, and all of its wholly owned subsidiaries.

        The consolidated financial statements include all of the accounts of Plum Creek. At June 30, 2002, the company owned and managed approximately 7.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. The company estimates that 400,000 acres of its 7.8 million acres may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management.

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

        The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles in the United States to be included in a full set of financial statements. The audited financial statements in the company's 2001 annual report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature, other than the reversal of $2 million of first quarter 2002 income tax expense as more fully described in Note 3 of the Notes to Financial Statements. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

        In the second quarter of 2002, the company changed its method of accounting for stock-based compensation. The company has elected to account for stock-based employee compensation in accordance with Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." Previously the company had accounted for stock-based employee compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, the grant date fair value of employee stock options will be amortized to compensation expense over the vesting period of the options. Under APB Opinion No. 25, no compensation expense was recorded for employee stock options.

        Accounting for employee stock options in accordance with SFAS No. 123 is preferable because it results in all forms of employee compensation, including stock-based compensation, being charged to expense in the income statement. This change in accounting policy for stock-based compensation is being applied retroactively to January 1, 2002. This accounting policy change will have no impact on previously reported operating income or net income since the increase in compensation expense was $78,000 for the first quarter ended March 31, 2002 and was $195,000 for the six months ended June 30, 2002. In accordance with SFAS No. 123, no cumulative effect adjustment is being recorded. Pro forma net income for the first and second quarters of 2001, computed as if SFAS No. 123 was applied to all outstanding stock option grants, is equal to reported net income. See Note 8 of the Notes to Consolidated Financial Statements.

        In the fourth quarter of 2001, consistent with Plum Creek's historical policy, the company elected to capitalize certain timber reforestation costs and other costs associated with the planting and growing of timber that were previously expensed by The Timber Company. Because our merger with The Timber Company was accounted for as a reverse acquisition, the adoption of Plum Creek's historical policy was accounted for as a change in accounting method. This new capitalization policy was applied retroactively as of January 1, 2001, and as a consequence, operating results and cash flow for the quarter and six months ended June 30, 2001 have been restated to reflect this change.

        Certain reclassifications have been made, none of which affected operating income or net income, to present the financial statements on a consistent basis. All significant intercompany transactions have been eliminated in consolidation of the financial statements.

Note 2.  Timber and Timberlands, Property, Plant and Equipment, and Inventory

         Timber and timberlands consisted of the following (in millions):

	June 30,	December 31,
	2002	2001
Timber and logging roads - net	$2,283	$2,267
Timberlands	1,189	1,213
Timber and Timberlands - net	$3,472	$3,480

         Property, plant and equipment consisted of the following (in millions):

	June 30,	December 31,
	2002	2001
Land, buildings and improvements	$82	$80
Machinery and equipment	273	271
	355	351
Accumulated depreciation	(48)	(35)
Property, Plant and Equipment - net	$307	$316

        Inventories, accounted for using the average cost method for logs, work-in-process and finished goods and cost for supplies, consisted of the following (in millions):

	June 30,	December 31,
	2002	2001
Raw materials (logs)	$ 6	$ 17
Work-in-process	4	4
Finished goods	21	21
	$ 31	$ 42
Supplies	11	10
Total	$ 42	$ 52

Note 3.  Income Taxes

        References to the company's "taxable REIT subsidiaries" are references to subsidiaries of Plum Creek Timber Company, Inc. which conduct activities that generate non-qualifying REIT income. References to the company's "REIT operating partnerships" are references to subsidiaries of Plum Creek Timber Company, Inc. which primarily conduct activities that generate qualifying REIT income.

        Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code commencing July 1, 1999. A REIT is generally not subject to corporate-level tax if it satisfies certain requirements set forth in the Internal Revenue Code. Under the Internal Revenue Code, a REIT is permitted to deduct dividends paid to stockholders in computing its taxable income. The company anticipates that distributions will exceed its taxable income for the year ended December 31, 2002. Therefore, except for the built-in gains tax discussed below, no federal or state income tax provision with respect to the activities of the REIT have been provided for the quarter and six months ended June 30, 2002. During the quarter and six months ended June 30, 2001, The Timber Company was a taxable entity. Therefore, given that The Timber Company's historical financial statements have become our historical financial statements, a tax provision with an effective tax rate of approximately 38% was recorded for the quarter and six months ended June 30, 2001.

        The activities of the company are conducted through various wholly owned subsidiaries. The company's REIT activities, which are conducted through its wholly owned REIT operating partnerships, consist primarily of sales of timber under cutting contracts, and the income from such sales is not subject to income tax to the extent such income is distributed to stockholders. Our various taxable REIT subsidiaries harvest and sell logs, purchase and sell timber under cutting contracts or lump-sum sales, conduct our manufacturing operations and sell some of our higher and better use lands. The income from these activities is subject to income tax. Therefore, an income tax provision of approximately $4 million for the quarter and six months ended June 30, 2002 was provided for the operations conducted by the taxable REIT subsidiaries. Because a substantial portion of the company's consolidated activities are conducted by the REIT, the consolidated annual effective tax rate is anticipated to average less than five percent.

        A built-in gains tax of approximately $2 million related to the dispositions of timberlands that were acquired in the merger with The Timber Company was recorded during the first quarter ended March 31, 2002 . Proceeds from these dispositions were held by a third party intermediary as of March 31, 2002. However, at the time management did not believe that it was probable that these proceeds would be reinvested in like-kind property within the required time period to avoid recognizing the built-in gains tax. It is the company's policy to record a tax expense for real estate sales that are consummated through a third party deferred exchange intermediary to the extent that (1) the disposition will be subject to corporate-level income tax (including the built-in gains tax) if the proceeds are not reinvested within the required time period and (2) management does not believe that it is probable that the proceeds will be reinvested in like-kind property within the required time period. During the second quarter ended June 30, 2002, the built-in gains tax expense of approximately $2 million recorded during the first quarter  was reversed because the company was successful in identifying replacement property.

Note 4.  Borrowings

        As of June 30, 2002, we had $504 million of borrowings outstanding under our line of credit. The line of credit consists of a $600 million revolving line of credit maturing September 30, 2005 and a $100 million term facility maturing on September 30, 2002. Borrowings on the line of credit fluctuate daily based on cash needs. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $50 million of standby letters of credit. The $100 million term facility was classified as long-term debt due in 2005 because of  the company's intent and ability to finance these borrowings on a long-term basis. As of June 30, 2002, $196 million remained available for borrowing under the line of credit and there were outstanding standby letters of credit of $508,000. As of July 5, 2002, $249 million of the borrowings under the line of credit was repaid.

Note 5.  Earnings Per Share

        The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended:

(In millions, except per share amounts)	June 30, 2002	June 30, 2001
Net income	$53	$27
Denominator for basic earnings per share	184.7	112.7
Effect of dilutive securities - stock options	0.6	1.2
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.1	-
Denominator for diluted earnings per share - adjusted for dilutive securities	185.4	113.9
Basic Earnings per Share	$0.29	$0.24
Dilutive Earnings per Share	$0.29	$0.24

        The following table sets forth the reconciliation of basic and diluted earnings per share for the six months ended:

(In millions, except per share amounts)	June 30, 2002	June 30, 2001
Net income	$109	$64
Denominator for basic earnings per share	184.6	112.7
Effect of dilutive securities - stock options	0.7	1.2
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.1	-
Denominator for diluted earnings per share - adjusted for dilutive securities	185.4	113.9
Basic Earnings per Share	$0.59	$0.57
Dilutive Earnings per Share	$0.59	$0.56

Note 6.  Segment Information

        The table below presents information about reported segments for the quarters ended June 30, (in millions).

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total
2002
External revenues	$ 43	$ 111	$ 18	$ 97	$ 2	$ 271
Intersegment revenues	14	-	-	-	-	14
Depreciation, depletion and amortization	6	12	-	6	-	24
Operating income	11	64	11	1	1	88
2001
External revenues	$ 16	$ 52	$ 30	-	$ 2	$ 100
Intersegment revenues	-	-	-	-	-	-
Depreciation, depletion and amortization	1	6	-	-	-	7
Operating income	3	26	23	-	2	54

        The table below presents information about reported segments for the six months ended June 30, (in millions).

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total
2002
External revenues	$ 100	$ 211	$ 41	$ 190	$ 4	$ 546
Intersegment revenues	35	-	-	-	-	35
Depreciation, depletion and amortization	15	24	-	11	-	50
Operating income	31	119	23	3	3	179
2001
External revenues	$ 35	$ 143	$ 34	-	$ 5	$ 217
Intersegment revenues	-	-	-	-	-	-
Depreciation, depletion and amortization	2	15	-	-	-	17
Operating income	8	89	27	-	5	129

        Prior to the October 6, 2001 merger, The Timber Company had one reportable segment. The segment information for 2001 has been restated to reflect our new segments.

        A reconciliation of total operating income to income before income taxes, for the quarters ended June 30, is presented below (in millions).

	2002	2001
Total segment operating income	$ 88	$ 54
Interest expense, net	26	10
Corporate and other unallocated expenses	6	2
Income before income taxes	$ 56	$ 42

        A reconciliation of total operating income to income before income taxes, for the six months ended June 30, is presented below (in millions).

	2002	2001
Total segment operating income	$ 179	$ 129
Interest expense, net	52	21
Corporate and other unallocated expenses	13	6
Income before income taxes	$ 114	$ 102

Note 7.  Commitments and Contingencies

        In the course of routine testing at the company's Evergreen manufacturing facility in Montana, company engineers discovered that certain "bags" designed to regulate particulate emissions from the facility had developed holes, resulting in elevated emission levels. The company immediately replaced the malfunctioning bags and notified the state of Montana Department of Environmental Quality ("Montana DEQ").  Notwithstanding the company's corrective actions, the Montana DEQ by letters dated May 13, and June 24, 2002, indicated that it would refer the matter to the agency's enforcement division since facility emissions exceeded permit limits.  The company does not know what, if any, fine will be sought by Montana DEQ.

        There is no pending or threatened litigation involving the company that we believe would have a material adverse effect on the company's financial position, results of operations or liquidity.

Note 8.  Stock-Based Compensation

        In the second quarter of 2002 the company changed its method of accounting for stock-based compensation. The company has elected to account for stock-based employee compensation in accordance with SFAS No. 123. This accounting policy change is being applied retroactive to January 1, 2002.

        In January 2002, the company granted 442,750 stock options. The options have a ten-year term and vest over a four-year period at a rate of 25% per year. Each stock option granted allows the recipient the right to purchase the company's common stock at the fair market value of the company's common stock on the date of the grant. The fair value of the 2002 grants was calculated using the Black-Scholes option valuation model. The fair value of the 2002 grants is $4.33 per option. The expected life of the options is 7 years. Other assumptions used to calculate the fair value include a risk-free interest rate of 4.8%, expected volatility of 31% and a dividend yield of 7.7%.

Note 9.  Subsequent Event

        On July 23, 2002, the board of directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $0.57 per share. Total dividends will approximate $105 million and will be paid on August 30, 2002 to stockholders of record on August 16, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        References to "Plum Creek," "the company," "we" or "our" are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, for federal income tax purposes, and all of its wholly owned subsidiaries.

        This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "projects," "strategy," or "anticipates," or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

Overview

        Merger with The Timber Company. On October 6, 2001, the six entities that comprised The Timber Company, formerly a separate operating group of Georgia-Pacific Corporation ("Georgia-Pacific"), merged with and into Plum Creek, with Plum Creek as the surviving company. As a part of the merger, the shareholders of Georgia-Pacific Corporation - Timber Group Common Stock ("Timber Company Stock") received 1.37 shares of Plum Creek's common stock for each share of Timber Company stock, or approximately 112.7 million shares. The merger was accounted for as a reverse acquisition, with The Timber Company treated as the acquirer for accounting and financial reporting purposes. As a consequence of this accounting treatment, the historical financial statements of The Timber Company became the historical financial statements of Plum Creek effective as of the consummation of the merger. Therefore, the financial statements reflect the combined operations of Plum Creek and The Timber Company for periods subsequent to October 6, 2001, and reflect solely the operations of The Timber Company for periods prior to October 6, 2001.

        Prior to the merger with Plum Creek, The Timber Company had only one reportable segment. Subsequent to the merger and currently, Plum Creek has five reportable segments. The Timber Company's historical segment information has been restated to reflect these new segments. Moreover, the period-to-period comparison of the results of operations for the second quarter of 2002 compared to the second quarter of 2001 and the period-to-period comparison of the results of operations for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 are based on these new segments. See Note 6 of the Notes to Consolidated Financial Statements.

        Plum Creek (The Timber Company prior to the October 6, 2001 merger) historically recognized revenue from timber sales under three different methods, depending upon the terms of the sale. The methods were (1) delivered log sales, (2) cutting contracts and (3) timber deeds. Timber deeds are agreements pursuant to which the buyer agrees to harvest all of the trees on a given tract of land over the term of the contract (usually 12 to 18 months). The buyer pays the full purchase price and risk of loss and title to the trees transfer to the buyer when the contract is signed. Revenue from a timber deed sale is therefore recognized when the contract is signed.

        Subsequent to the October 6, 2001 merger, we replaced timber deed agreements with lump-sum sale agreements because of certain REIT requirements. Under a lump-sum sale agreement, the parties agree to a lump-sum price for all the timber available for harvest on a given tract of land. Generally the lump-sum price is paid when the contract is signed. However, unlike timber deeds, title to the timber and risk of loss transfers to the buyer as the timber is cut, not when the contact is signed. Therefore, revenue is recognized each month based on the timber harvested, compared to total timber available to be harvested, on a given tract of land over the term of the contract (usually 12 to 18 months).

        Accounting Method Change.  In the second quarter of 2002 the company changed its method of accounting for stock-based compensation.  The company has elected to account for stock-based employee compensation in accordance with SFAS No. 123.  This accounting policy change is being applied retroactive to January 1, 2002.  In the fourth quarter of 2001, the company changed its accounting policy to capitalize certain timber reforestation costs that were previously expensed. The new capitalization policy was applied retroactive to January 1, 2001.

Results of Operations

        Second Quarter 2002 Compared to Second Quarter 2001

        The following table compares operating income by segment for the quarters ended June 30:

Operating Income by Segment
(In Millions)

	June 30, 2002	June 30, 2001
Northern Resources	$ 11	$ 3
Southern Resources	64	26
Real Estate	11	23
Manufactured Products	1	-
Other	1	2
Total Segment Operating Income	88	54
Other Costs & Eliminations	(6)	(2)
Operating Income	$ 82	$ 52

        Northern Resources Segment. Revenues increased by $41 million, or 256%, to $57 million in the second quarter of 2002. Excluding revenues associated with the October 6, 2001 merger with Plum Creek, revenues increased by $5 million, or 33%, to $20 million. This increase of $5 million was due primarily to higher softwood sawlog sales volume as a result of the age class distribution of our Oregon timberlands, which has an increasing percentage of timber approaching maturity.

        Excluding the impact of the October 6, 2001 merger, Northern Resources Segment operating income was 30% of its revenues for the quarter ended June 30, 2002 and 20% for the quarter ended June 30, 2001. This increase was due primarily to higher softwood sawlog sales volume. Northern Resources Segment costs and expenses increased by $33 million, or 254%, to $46 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $2 million, or 17%, to $14 million, which was due primarily to higher log and haul costs as a result of higher sales volume.

        Southern Resources Segment. Revenues increased by $59 million, or 114%, to $111 million in the second quarter of 2002. Excluding revenues associated with the October 6, 2001 merger, revenues increased by $45 million, or 85%, to $98 million. This increase of $45 million was due primarily to modified contract terms, higher log sales volume, and a higher percentage of delivered log sales.

        Of the $45 million increase in revenues, $18 million was due to the effect of modifications to the terms of our supply contract with Georgia-Pacific. During 2001, a substantial portion of The Timber Company's sales was to Georgia-Pacific under a log-term supply agreement pursuant to which Georgia-Pacific purchased standing timber, or timber deeds, twice a year -- in February and August. Because these sales to Georgia-Pacific were made pursuant to timber deeds, which pass title to the timber at the time of sale, all of the revenue from each semi-annual sale to Georgia-Pacific was recognized at the time the timber deed was sold, regardless of when the timber was actually harvested. Therefore, The Timber Company recognized in the first quarter of 2001 all of the revenue from its February 2001 timber deed sales to Georgia-Pacific (along with revenue from other timber deed sales made during the first quarter), even though all of the timber represented by the timber deeds was not harvested during the first quarter of 2001. Following the October 6, 2001 merger, we discontinued making sales of timber under timber deeds because of REIT requirements. To comply with these requirements, we modified our long-term supply agreement with Georgia-Pacific to provide for timber sales on a lump-sum basis rather than under timber deeds. As a result, revenue from the lump-sum contract sales is recognized as the timber is harvested. During the second quarter of 2002, we recognized approximately $18 million under lump-sum contracts as timber was harvested, which in the prior year would have been recognized in the first quarter under timber deed sales.

        Revenues increased by $13 million due to higher log sales volume. Log sales volume increased due primarily to the temporary (24 to 36 months) increase in harvest levels. This temporary increase resulted from accelerating the conversion of slower-growing natural stands to faster-growing plantations.

        Revenues increased by $9 million due to the company's increased percentage of delivered log sales. The company has increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount.

        Excluding the impact of the October 6, 2001 merger, Southern Resources Segment operating income was 62% of its revenues for the quarter ended June 30, 2002 and 51% for the quarter ended June 30, 2001. This increase was due primarily to higher softwood sawlog volumes. Southern Resources Segment costs and expenses increased by $21 million, or 80%, to $47 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $11 million, or 42%, to $37 million. This increase of $11 million was due primarily to an increase in log and haul costs and depletion. Log and haul costs increased by $9 million due primarily to a higher percentage of delivered log sales compared to sales of standing timber (as discussed above). Depletion expense increased by $3 million due primarily to higher harvest volumes (including higher harvest volumes due to the modified contract terms discussed above).

        Real Estate Segment. Revenues decreased by $12 million, or 40%, to $18 million in the second quarter of 2002. Excluding revenues associated with the October 6, 2001 merger, revenues decreased by $26 million, or 87%, to $4 million. This decrease of $26 million is due primarily to the timing of real estate sales. The company estimates that approximately 5% of its timberlands may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company's expectation of future price appreciation and the timing of harvesting activities.

        Excluding the impact of the October 6, 2001 merger, Real Estate Segment operating income was 75% of its revenues for the quarter ended June 30, 2002 and 77% for the same period in 2001. Real Estate Segment costs and expenses were approximately $7 million in the second quarter of 2002 and 2001. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses decreased approximately $6 million in 2002 from $7 million in 2001. The decrease is due primarily to lower real estate revenues during the second quarter of 2002 compared to the same period in 2001.

        Manufactured Products Segment. The company's historical financial statements for periods prior to the October 6, 2001 merger are the historical financial statements of The Timber Company, which did not have any manufacturing operations. For the second quarter of 2002, Manufactured Products Segment revenues were $97 million, expenses were $96 million and operating income was $1 million.

        Other Segment. Revenues were $2 million during the second quarter in both 2002 and 2001. Expenses were $1 million during 2002 and less than $1 million 2001.

        Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $6 million in the second quarter of 2002, compared to a decrease of $2 million in the second quarter of 2001. This change of $4 million was due primarily to higher corporate expenses of $7 million resulting from the increased size of the company, offset in part by $3 million of intercompany profit released during the quarter. At June 30, 2002, the deferred profit on intercompany log sales was $4 million and at March 31, 2002 the deferred profit on intercompany log sales was $7 million. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. Prior to the October 6, 2001 merger, The Timber Company did not have any deferred profit on log sales.

        Interest Expense. Net interest expense increased by $16 million, or 160%, to $26 million for the quarter ended June 30 2002. This increase was due primarily to the $837 million of debt that was acquired in connection with the October 6, 2001 merger.

        Provision for Income Taxes. The provision for income taxes decreased by $12 million, or 80%, to $3 million in the second quarter of 2002. This decrease of $12 million is due primarily to the October 6, 2001 merger of The Timber Company into Plum Creek which has elected to be taxed as a REIT. As a REIT, Plum Creek is generally exempt from paying income tax except for certain sales subject to the built-in gains tax and non-REIT activities that are conducted through taxable REIT subsidiaries. See Note 3 of the Notes to Consolidated Financial Statements.

        Six Months Ending 2002 Compared to Six Months Ending 2001

        The following table compares operating income by segment for the six months ended June 30:

Operating Income by Segment
(In Millions)

	June 30, 2002	June 30, 2001
Northern Resources	$ 31	$ 8
Southern Resources	119	89
Real Estate	23	27
Manufactured Products	3	-
Other	3	5
Total Segment Operating Income	179	129
Other Costs & Eliminations	(13)	(6)
Operating Income	$ 166	$ 123

        Northern Resources Segment. Revenues increased by $100 million, or 286%, to $135 million in the first six months of 2002. Excluding revenues associated with the October 6, 2001 merger with Plum Creek, revenues increased by $7 million, or 21%, to $41 million. This increase of $7 million was due primarily to higher softwood sawlog sales volume as a result of the age class distribution of our Oregon Timberlands, which has an increasing percentage of mature timber.

        Excluding the impact of the October 6, 2001 merger, Northern Resources Segment operating income was 29% of its revenues for the six months ended June 30, 2002 and 24% for the six months ended June 30, 2001. This increase was due primarily to higher softwood sawlog sales volume. Northern Resources Segment costs and expenses increased by $77 million, or 285%, to $104 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $3 million, or 12%, to $29 million, which was due primarily to higher log and haul costs as a result of higher sales volume.

        Southern Resources Segment. Revenues increased by $68 million, or 48%, to $211 million in the first six months of 2002. Excluding revenues associated with the October 6, 2001 merger, revenues increased by $40 million, or 28%, to $183 million. This increase of $40 million was due primarily to higher log sales volume and a higher percentage of delivered log sales, offset in part by modified contract terms and lower softwood sawlog prices.

        Revenues increased by $43 million due to higher log sales volume. Log sales volume increased due primarily to the temporary (24 to 36 months) increase in harvest levels. This temporary increase resulted from accelerating the conversion of slower-growing natural stands to faster-growing plantations.

        Revenues increased by $17 million due to the company's increased percentage of delivered log sales. The company has increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under a delivered log sale agreement, the seller is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the seller is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount.

        Revenues decreased by $18 million due to the effect of modifications to the terms of our supply contract with Georgia-Pacific. During 2001, a substantial portion of The Timber Company's sales was to Georgia-Pacific under a log-term supply agreement pursuant to which Georgia-Pacific purchased standing timber, or timber deeds, twice a year -- in February and August. Because these sales to Georgia-Pacific were made pursuant to timber deeds, which pass title to the timber at the time of sale, all of the revenue from each semi-annual sale to Georgia-Pacific was recognized at the time the timber deed was sold, regardless of when the timber was harvested. Therefore, The Timber Company was able to recognize in the first six months of 2001 all of the revenue from its February 2001 timber deed sales to Georgia-Pacific (along with revenue from other timber deed sales made during the first six months), even though all of the timber represented by the timber deeds was not actually harvested during the first six months of 2001. Following the October 6, 2001 merger, we discontinued making sales of timber under timber deeds because of REIT requirements. To comply with these requirements, we also modified our long-term supply agreement with Georgia-Pacific to provide for timber sales on a lump-sum basis rather than under timber deeds. As a result, revenue from the lump-sum contract sales is recognized as the timber is harvested. Furthermore, revenues decreased by $6 million due to lower softwood sawlog prices. Softwood sawlog prices decreased due primarily to an excess supply of logs as a result of extremely dry weather which has resulted in favorable harvesting conditions.

        Excluding the impact of the October 6, 2001 merger, Southern Resources Segment operating income was 62% of its revenues for the six months ended June 30, 2002 and 62% for the six months ended June 30, 2001. Southern Resources Segment costs and expenses increased by $38 million, or 71%, to $92 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $16 million, or 30%, to $70 million. This increase of $16 million was due primarily to an increase in log and haul costs and slightly higher depletion expense due to higher volumes. Log and haul costs increased due to a higher percentage of delivered log sales compared to sales of standing timber.

        Real Estate Segment. Revenues increased by $7 million, or 21%, to $41 million in the first six months of 2002. Excluding revenues associated with the October 6, 2001 merger, revenues decreased by $16 million, or 47%, to $18 million. This decrease of $16 million is due primarily to the timing of real estate sales. The company estimates that approximately 5% of its timberlands may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company's expectation of future price appreciation and the timing of harvesting activities.

        Excluding the impact of the October 6, 2001 merger, Real Estate Segment operating income was 83% of its revenues for the six months ended June 30, 2002 and 79% for the same period in 2001. Real Estate Segment costs and expenses increased by $11 million to $18 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses decreased by approximately $4 million in 2002 from $7 million in 2001. The decrease is due primarily to lower real estate revenues during the first six months of 2002 compared to the same period in 2001.

        Manufactured Products Segment. The company's historical financial statements for periods prior to the October 6, 2001 merger are the historical financial statements of The Timber Company, which did not have any manufacturing operations. For the first six months of 2002, Manufactured Products Segment revenues were $190 million, expenses were $187 million and operating income was $3 million.

        Other Segment. Revenues decreased by $1 million to $4 million in the first six months of 2002. Expenses were $1 million during 2002 and less than $1 million during 2001.

        Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $13 million in the first six months of 2002, compared to a decrease of $6 million in the first six months of 2001. This change of $7 million was due primarily to higher corporate expenses of $12 million resulting from the increased size of the company, offset in part by $5 million of intercompany profit released during the six months ended June 30, 2002. At June 30, 2002, the deferred profit on intercompany log sales was $4 million and at December 31, 2001 the deferred profit on intercompany log sales was $9 million. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. Prior to the October 6, 2001 merger, The Timber Company did not have any deferred profit on log sales.

        Interest Expense. Net interest expense increased by $31 million, or 148%, to $52 million for the six months ended June 30, 2002. This increase was due primarily to the $837 million of debt that was acquired in connection with the October 6, 2001 merger.

        Provision for Income Taxes. The provision for income taxes decreased by $33 million, or 87%, to $5 million for the six months ended June 30, 2002. This decrease of $33 million is due primarily to the October 6, 2001 merger of The Timber Company into Plum Creek which has elected to be taxed as a REIT. As a REIT, Plum Creek is generally exempt from paying income tax except for certain sales subject to the built-in gains tax and non-REIT activities that are conducted through taxable REIT subsidiaries. See Note 3 of the Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

        Net cash provided by operating activities totaled $175 million for the first six months of 2002, compared to $91 million in the same period of 2001. The increase of $84 million is due primarily to the October 6, 2001 merger. As a result of the merger, non-cash operating expenses (depletion, depreciation, and land basis) increased by approximately $40 million and cash taxes decreased by approximately $25 million.

        Cash and cash equivalents at June 30, 2002 was $240 million compared to $193 million at December 31, 2001. The increase was due primarily to Plum Creek accelerating the payment of the fourth quarter 2001 dividend. Plum Creek paid the dividend for the fourth quarter of 2001 on December 28, 2001. Normally, the fourth quarter dividend would have been paid in February of the following year. The payment of the fourth quarter 2001 dividend was accelerated because of our merger with The Timber Company and the REIT requirement under the Internal Revenue Code that all earnings and profits inherited in connection with a merger must be distributed by January 31st of the year following the merger.

        Subsequent to The Timber Company Merger, as a result of certain REIT requirements, the company replaced timber deed agreements with lump-sum sale agreements. As a consequence, revenue that previously was recognized when the contract was signed is now deferred and is recognized as the timber is harvested. At June 30, 2002 deferred revenue associated with lump-sum sale agreements was $19 million. Additionally, $10 million of cash received from a customer for a lump-sum contract was restricted at June 30, 2002. The restricted cash is in a separate bank account and the restriction is lifted when the customer advises us that the timber under the lump-sum contract has been cut.

        Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and payment of cash dividends. Our borrowing agreements restrict dividends to stockholders based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves and capital expenditures and principal payments on indebtedness that are not financed. In addition, our line of credit requires that we maintain an interest coverage ratio and maximum leverage ratio. We were in compliance with all of our borrowing agreement covenants as of June 30, 2002. If market conditions experienced during 2001 and the first half of 2002 were to persist for an extended period of time, our debt agreements would restrict our ability to maintain our current dividend level.

        Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year.

        Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company's ability to make cash payments, borrowing capacity, changes in the price and demand for Plum Creek's products and the general market for timberlands and those timberland properties that have higher and better uses. Other factors that our board of directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company delivers value to its stockholders. For a discussion of the market factors that affect the company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Form 10-K.

        Capital expenditures for the first six months of 2002 were $44 million, compared to $36 million for the same period in 2001. Planned capital expenditures for 2002 are expected to be approximately $95 million and include approximately $77 million for our timberlands, $10 million for the development of our coalbed methane and $8 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees.

Other Information

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. Management is currently assessing the impact of this statement on our results of operations, financial position and cash flows.

        In May 2002, the Financial Accounting Standards Board issued SFAS No. 145. SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. Adoption of this standard did not have any impact on our financial position or the presentation of any transactions.

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Restructuring Costs," which is effective prospectively for exit or disposal activities initiated after December 31, 2002. The statement provides accounting and reporting standards for recognizing obligations related to a plan to exit an activity or dispose of long-lived assets. Management is currently assessing the impact of this statement on our results of operations, financial position and cash flows.

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

        The trade agreement expired in late March 2001, and soon thereafter U.S. industry coalitions submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. On March 22, 2002, the Department of Commerce, rendered its final determination in favor of the U.S. industry coalitions and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties on April 26, 2002 to 18.8% and 8.4%, respectively. On May 2, 2002, the International Trade Commission rendered a final determination that the U.S. industry is threatened with material injury by Canadian lumber imports. As a result of this final determination, on May 22, 2002, the Department of Commerce put into effect the countervailing and anti-dumping duties on Canadian lumber imports.

        The matter is now being appealed to the World Trade Organization, a process that will likely extend beyond 2002. If the appeal to the World Trade Organization is ultimately determined adversely to U.S. interests, then an increase in the supply of lumber to U.S. markets from Canadian sources would likely result. Other factors remaining unchanged, such an increase would increase downward pressure on lumber and log prices.

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

Our Cash Dividends are Not Guaranteed and May Fluctuate

        On July 1, 1999, we converted from a master limited partnership to a real estate investment trust, or "REIT." REITs are required to distribute 90% of their net taxable ordinary income. However, unlike ordinary income such as rent, the Internal Revenue Code of 1986, as amended, does not require REITs to distribute capital gain income. Accordingly, we do not believe that the Internal Revenue Code will require us to distribute any material amounts of cash given that the majority of our income comes from timber sales, which are treated as capital gains. Our board of directors, in its sole discretion, determines the amount of the quarterly dividends to be provided to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands and those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

        We were required by January 31, 2002, to distribute the earnings and profits acquired from the six entities that comprised The Timber Company, formerly a separate operating group of Georgia-Pacific Corporation.  We believe that the accelerated payment of our fourth quarter dividend for 2001, which we paid on December 28, 2001, was sufficient to distribute these earnings and profits. If we failed to distribute an amount equal to the Subsidiaries' earnings and profits, we might be subject to adverse tax consequences.  We expect that, even if the earnings and profits were subsequently adjusted upward by the Internal Revenue Service, the amount we distributed exceeds such earnings and profits. Nevertheless, such an adjustment may give rise to the imposition of the 4% excise tax on the excess income required to be distributed over the amounts treated as distributed after application of the earnings and profits rule.

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

        The Ownership Limit.    In order for us to maintain our qualification as a REIT, not more than 50% of the value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code. For the purpose of preserving our REIT qualification, our certificate of incorporation prohibits ownership, either directly or under the applicable attribution rules of the Internal Revenue Code, of more than 5% of the lesser of the total number of shares of our common stock outstanding or the value of the outstanding shares of our common stock by any stockholder other than by some designated persons agreed to by us or as set forth in our certificate of incorporation (the "Ownership Limit"). The Ownership Limit may have the effect of discouraging an acquisition of control of us without the approval of our board of directors.

        The Ownership Limit in our certificate of incorporation also restricts the transfer of our common stock. For example, any transfer of our equity is null and void if the transfer would:

•	result in any person owning, directly or indirectly, equity in excess of the Ownership Limit;
•	result in our equity being owned, directly or indirectly, by fewer than 100 persons;
•	result in us being "closely held" (as defined in the Internal Revenue Code);
•	result in us failing to qualify as a "domestically controlled REIT" (as defined in the Internal Revenue Code); or
•	otherwise cause us to fail to qualify as a REIT.

        The Preferred Stock.    Our certificate of incorporation authorizes our board of directors to issue up to 75 million shares of preferred stock. Upon issuance, our board of directors will establish the preferences and rights for this preferred stock. These preferences and rights may include the right to elect additional directors. The issuance of preferred stock could have the effect of delaying or preventing a change in control of us even if a change in control were in our stockholders' best interests.

        Section 203 of the Delaware General Corporation Law.    Section 203 of the Delaware General Corporation Law generally prohibits us from engaging in business transactions with a person or entity that owns 15% or more of our voting stock for a period of three years following the time such person or entity became an "interested stockholder" unless, prior to such time, our board of directors approved either the business combination or the transaction which resulted in such person or entity becoming an interested stockholder. A business transaction may include mergers, asset sales and other transactions resulting in financial benefit to the person or entity that owns 15% or more of our voting stock.

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

        Laws and regulations protecting the environment have generally become more stringent in recent years and could become more stringent in the future. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to the person's negligence or fault. These laws or future legislation or administrative or judicial action with respect to protection of the environment may adversely affect our business.

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

Matters Pertaining to Arthur Andersen

        Arthur Andersen served as the independent certified public accountant for The Timber Company prior to The Timber Company's October 6, 2001 merger with Plum Creek. Because the merger was accounted for as a reverse acquisition, the historical financial statements of The Timber Company are now the historical financial statements of Plum Creek. Although Plum Creek did not engage Arthur Andersen as its certified public accountant following the merger, Plum Creek's periodic financial statements filed with the SEC include The Timber Company's historical financial statements, which were audited by Arthur Andersen.

        On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron.  On June 15, 2002, Arthur Andersen was found quilty of obstruction of justice.  As a result of this conviction, Arthur Anderson informed the SEC that it would cease practicing before the SEC by August 31, 2002.  The SEC has said that it will continue accepting financial statements audited by Arthur Andersen to long as Arthur Andersen is able to make certain representations to tis clients.  Plum Creek's access to the capital markets could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen or if Arthur Andersen becomes unable to make the required representations to Plum Creek.  In either case, Plum Creek would take such actions, if any, as may be necessary or advisable to enable Plum Creek to maintain access to the capital markets.

Tax Risk Factors

If Georgia-Pacific's Redemption of Timber Company Common Stock Did Not Qualify for Tax-Free Treatment, Georgia-Pacific and the former Holders of Timber Company Common Stock Would Be Subject to Tax

        We and Georgia-Pacific have received opinions from our respective tax counsel that the redemption by Georgia-Pacific of each outstanding share of Georgia-Pacific Corporation-Timber Group Common Stock, or "Timber Company Stock," in exchange for a unit, which represented one outstanding share of common stock of each of the six entities that comprised The Timber Company which collectively held all of the assets and liabilities attributed to The Timber Company, and the mergers will generally be treated as tax-free transactions for Federal income tax purposes, that is that the redemptions will be eligible for treatment under section 355 of the Internal Revenue Code of 1986, as amended. In rendering their respective tax opinions, tax counsel noted that the redemption presents novel factual and legal issues and that the conclusions in their opinions depend heavily on representations from our officers and those of Georgia-Pacific. In addition, we and Georgia-Pacific sought a ruling from the Internal Revenue Service with respect to the treatment of the redemption as a tax-free exchange under section 355 of the Internal Revenue Code. The Internal Revenue Service exercised its discretion not to issue the ruling on the basis that the evidence proffered in support of the business purposes for the redemption and the mergers did not meet the high standard that the published procedures of the Internal Revenue Service require taxpayers to satisfy in order to receive favorable rulings. It is not possible to predict whether the efforts of the parties to obtain a ruling will cause the redemption to be subject to greater scrutiny or challenge by the Internal Revenue Service. Although tax counsel have issued their respective tax opinions, such opinions are not binding on the Internal Revenue Service or the courts and no assurance can be given that the Internal Revenue Service would not challenge the transactions and that, if the Internal Revenue Service did so, it would not be upheld by a court.

        If, for any reason, the redemption were not eligible for treatment under section 355 of the Internal Revenue Code, Georgia-Pacific would recognize taxable gain on the redemption in an amount approximately equal to the value of the six entities that comprised The Timber Company at the time of the redemption. Under the tax matters agreement between us and Georgia-Pacific, we would generally be responsible for 50% of such liability, in excess of the proceeds of the insurance policies obtained by The Timber Company, which are discussed below. Assuming that the price of our common stock on October 5, 2001 was the correct measure of the fair market value of the six entities that comprised The Timber Company, and assuming that Georgia-Pacific had little or no tax basis in the stock of the six entities that comprised The Timber Company, the Federal income tax liability would be approximately $1.0 billion, excluding interest and any penalties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

        Approximately $1.18 billion of the long-term debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in millions) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2002, was LIBOR plus 1.5% which includes facility fees (3.4%), however, this rate could range from LIBOR plus 0.75% to LIBOR plus 1.75% depending on our financial results.

June 30, 2002: Long-term debt, including current portion (in millions)	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed rate debt	$4	$33	$33	$32	$161	$919	$1,182	$1217
Avg. interest rate	8.2%	8.2%	8.1%	8.0%	7.9%	7.8%
Variable rate debt(1)				$504			$504	$504

        (1)  As of July 5, 2002, $249 million of variable rate debt was repaid.

        At June 30, 2001, The Timber Company's debt was an allocated portion of Georgia-Pacific's outstanding debt and, therefore, the fair value of the allocated debt was not impacted by changes in market interest rates. The interest charged on the allocated debt was adjusted quarterly based on the weighted-average interest rate of Georgia-Pacific's debt.

PART II

ITEM 1. LEGAL PROCEEDINGS

        In the course of routine testing at the company's Evergreen manufacturing facility in Montana, company engineers discovered that certain "bags" designed to regulate particulate emissions from the facility had developed holes, resulting in elevated emission levels.  The company immediately replaced the malfunctioning bags and notified the state of Montana Department of Environmental Quality ("Montana DEQ").  Notwithstanding the company's corrective actions, the Montana DEQ by letters dated May 13, and June 24, 2002, indicated that it would refer the matter to the agency's enforcement division since facility emissions exceeded permit limits.  The company does not know what, if any, fine will be sought by Montana DEQ.

        There is no pending or threatened litigation involving the company that we believe would have a material adverse effect on the company's financial position, results of operations or liquidity.

        Items 2 and 3 of Part II are not applicable and have been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The company's 2002 Annual Meeting of Stockholders was held on May 7, 2002. At the meeting, the following items were submitted to a vote of the stockholders:

a)  Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to the board's nominees for director as listed in the company's 2002 Annual Meeting Proxy Statement, and all of the nominees were re-elected.

b)  A shareholder proposal requiring the company to adopt certain environmental principles sponsored by the Coalition For Environmentally Responsible Economies (CERES) was defeated with 106,680,774 votes against the proposal, 9,261,945 votes in favor of the proposal, 5,163,684 abstentions and 45,534,760 non-votes..

        Item 5 of Part II is not applicable and has been omitted.

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

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, for the quarter ended March 31, 2002).
3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, for the quarter ended March 31, 2002).
99.1	Certification of Rick R. Holley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of William R. Brown pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        (b)  Reports on Form 8-K

        The company filed a current report on Form 8-K dated May 7, 2002, announcing a change in the company's certifying accountant on the recommendation of the Audit and Compliance Committee. Plum Creek's Board of Directors dismissed PricewaterhouseCoopers LLP and engaged Ernst & Young LLP to serve as the company's independent public accountants.

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

Dated:  August 8, 2002