Form 10-Q
period 2002-09-30
PLUM CREEK TIMBER CO INC
filed 2002-11-12
CIK 849213

Conformed Copy without Exhibits

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

999 Third Avenue, Seattle, Washington 98104-4096 Telephone: (206) 467-3600

Organized in the State of Delaware I.R.S. Employer Identification No. 91-1912863

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

The number of outstanding shares of the registrant's common stock as of November 1, 2002 was 184,860,615.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Quarter Ended
	September 30, 2002	September 29, 2001

	(In Millions, Except Per Share)

Revenues
Timber	$170	$119
Real Estate	38	19
Manufacturing	101	-
Other	1	3
Total Revenues	310	141

Costs and Expenses:
Cost of Goods Sold:
Timber	87	41
Real Estate	11	2
Manufacturing	95	-
Other	1	1
Total Cost of Goods Sold	194	44

Selling, General and Administrative	19	10
Total Costs and Expenses	213	54

Operating Income	97	87

Interest Expense, net	25	9

Income before Income Taxes	72	78

Provision for Income Taxes	2	30

Net Income	$70	$48

Net Income per Share - Basic	$0.38	$0.43

Net Income per Share - Diluted	$0.38	$0.42

Weighted average number of Shares outstanding - Basic	184.8	112.7
Weighted average number of Shares outstanding - Diluted	185.5	113.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Nine months Ended
	September 30, 2002	September 29, 2001

	(In Millions, Except Per Share)

Revenues
Timber	$481	$297
Real Estate	79	53
Manufacturing	291	-
Other	5	8
Total Revenues	856	358

Costs and Expenses:
Cost of Goods Sold:
Timber	232	111
Real Estate	29	8
Manufacturing	278	-
Other	1	1
Total Cost of Goods Sold	540	120

Selling, General and Administrative	53	28
Total Costs and Expenses	593	148

Operating Income	263	210

Interest Expense, net	77	30

Income before Income Taxes	186	180

Provision for Income Taxes	7	68

Net Income	$179	$112

Net Income per Share - Basic	$0.97	$1.00

Net Income per Share - Diluted	$0.97	$0.98

Weighted average number of Shares outstanding - Basic	184.7	112.7
Weighted average number of Shares outstanding - Diluted	185.4	113.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEET

	September 30, 2002	December 31, 2001
	(UNAUDITED)

	(In Millions, Except Share Data)

ASSETS
Current Assets:
Cash and Cash Equivalents	$270	$193
Restricted Advance from Customer	23	-
Accounts Receivable	50	35
Inventories	52	52
Investment in Grantor Trust	10	12
Other Current Assets	14	14
	419	306

Timber and Timberlands - Net	3,477	3,480
Property, Plant and Equipment - Net	307	316
Other Assets	5	20
Total Assets	$4,208	$4,122

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$34	$34
Accounts Payable	25	27
Interest Payable	35	21
Wages Payable	19	21
Taxes Payable	15	9
Deferred Revenue	41	14
Liabilities Associated with Grantor Trust	10	11
Other Current Liabilities	16	12
	195	149

Long-Term Debt	1,171	1,178
Line of Credit	527	469
Deferred Tax Liability	42	38
Long-Term Timberland Obligations	19	20
Other Liabilities	21	21
Total Liabilities	1,975	1,875

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, authorized shares - 75 million, outstanding - none	-	-
Common stock, $0.01 par value, authorized shares - 300 million, outstanding - 184,859,619 at September 30, 2002 and 183,825,407 at December 31, 2001	2	2
Additional Paid-In Capital	2,197	2,227
Retained Earnings	34	17
Other Equity	-	1
Total Stockholders' Equity	2,233	2,247
Total Liabilities and Stockholders' Equity	$4,208	$4,122

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2002	September 29, 2001

	(In Millions)
Cash Flows From Operating Activities:
Net Income	$179	$112
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	78	29
Basis of Real Estate Sold	24	8
Deferred Income Taxes	6	21
Working Capital Changes	13	-
Other	6	17
Net Cash Provided By Operating Activities	306	187

Cash Flows From Investing Activities:
Property Additions (Excluding Tax-Free Exchanges)	(73)	(61)
Timberlands Acquired with Tax-Free Exchange Proceeds, Net	(13)	17
Net Cash Used In Investing Activities	(86)	(44)

Cash Flows From Financing Activities:
Dividends	(211)	-
Net Cash Returned to Georgia-Pacific Corporation	-	(115)
Borrowings of Long-term Debt	25	8
Retirement of Long-term Debt	(32)	(34)
Borrowings on Line of Credit	1,126	-
Repayments on Line of Credit	(1,068)	-
Proceeds from Stock Option Exercises	17	-
Other	-	(2)
Net Cash Used In Financing Activities	(143)	(143)

Increase In Cash and Cash Equivalents	77	-
Cash and Cash Equivalents:
Beginning of Period	193	-

End of Period	$270	$-

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

        References to "Plum Creek," "the company," "we," or "our," are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, for federal income tax purposes, and all of its wholly owned subsidiaries.

        The consolidated financial statements include all of the accounts of Plum Creek. At September 30, 2002, the company owned and managed approximately 7.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. The company estimates that approximately 10% of its 7.8 million acres may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management.

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

        Accounting for employee stock options in accordance with SFAS No. 123 is preferable because it results in all forms of employee compensation, including stock-based compensation, being charged to expense in the income statement. This change in accounting policy for stock-based compensation was applied retroactively to January 1, 2002. This accounting policy change had no impact on previously reported operating income or net income since the increase in compensation expense was $195,000 for the six months ended June 30, 2002. In accordance with SFAS No. 123, no cumulative effect adjustment is being recorded. Pro forma net income for the first, second, and third quarters of 2001, computed as if SFAS No. 123 was applied to all outstanding stock option grants, is equal to reported net income. Pro forma net income for the nine months ended September 29, 2001, computed as if SFAS No. 123 was applied to all outstanding stock option grants, is $111 million, or $0.97 per diluted share. See Note 7 of the Notes to Consolidated Financial Statements.

        In the fourth quarter of 2001, consistent with Plum Creek's historical policy, the company elected to capitalize certain timber reforestation costs and other costs associated with the planting and growing of timber that were previously expensed by The Timber Company. Because our merger with The Timber Company was accounted for as a reverse acquisition, the adoption of Plum Creek's historical policy was accounted for as a change in accounting method. This new capitalization policy was applied retroactively as of January 1, 2001, and as a consequence, operating results and cash flow for the quarter and nine months ended September 29, 2001 have been restated to reflect this change.

        Certain reclassifications have been made, none of which affected operating income or net income, to present the financial statements on a consistent basis. All significant intercompany transactions have been eliminated in consolidation of the financial statements.

Note 2.  Timber and Timberlands, Property, Plant and Equipment, and Inventory

         Timber and timberlands consisted of the following (in millions):

	September 30,	December 31,
	2002	2001
Timber and logging roads - net	$2,276	$2,267
Timberlands	1,201	1,213
Timber and Timberlands - net	$3,477	$3,480

         Property, plant and equipment consisted of the following (in millions):

	September 30,	December 31,
	2002	2001
Land, buildings and improvements	$ 81	$ 80
Machinery and equipment	282	271
	363	351
Accumulated depreciation	(56)	(35)
Property, Plant and Equipment - net	$307	$316

        Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30,	December 31,
	2002	2001
Raw materials (logs)	$ 14	$ 17
Work-in-process	4	4
Finished goods	23	21
	$ 41	$ 42
Supplies	11	10
Total	$ 52	$ 52

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

        Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code commencing July 1, 1999. A REIT is generally not subject to corporate-level tax if it satisfies certain requirements set forth in the Internal Revenue Code. Under the Internal Revenue Code, a REIT is permitted to deduct dividends paid to stockholders in computing its taxable income. The company anticipates that distributions will exceed its taxable income for the year ended December 31, 2002. Therefore, except for the built-in gains tax discussed below, no federal or state income tax provision with respect to the activities of the REIT have been provided for the quarter and nine months ended September 30, 2002. During the quarter and nine months ended September 29, 2001, The Timber Company was a taxable entity. Therefore, given that The Timber Company's historical financial statements have become our historical financial statements, a tax provision with an effective tax rate of approximately 38% was recorded for the quarter and nine months ended September 29, 2001.

        The activities of the company are conducted through various wholly owned subsidiaries. The company's REIT activities, which are conducted through its wholly owned REIT operating partnerships, consist primarily of sales of timber under cutting contracts, and the income from such sales is not subject to income tax to the extent such income is distributed to stockholders. Our various taxable REIT subsidiaries harvest and sell logs, purchase and sell timber under cutting contracts or lump-sum sales, conduct our manufacturing operations and sell some of our higher and better use lands. The income from these activities is subject to income tax. Therefore, an income tax provision of approximately $2 million for the quarter and $6 million for the nine months ended September 30, 2002 was provided for the operations conducted by the taxable REIT subsidiaries. Because a substantial portion of the company's consolidated activities are conducted by the REIT, the consolidated annual effective tax rate is anticipated to average less than five percent.

        A built-in gains tax of approximately $1 million related to the dispositions of timberlands that were acquired in the merger with The Timber Company was recorded during the nine months ended September 30, 2002. It is the company's policy to record a tax expense for real estate sales that are consummated through a third party deferred exchange intermediary to the extent that (1) the disposition will be subject to corporate-level income tax (including the built-in gains tax) if the proceeds are not reinvested within the required time period and (2) management does not believe that it is probable that the proceeds will be reinvested in like-kind property within the required time period.

Note 4.  Borrowings

        As of September 30, 2002, we had $527 million of borrowings outstanding under our line of credit. The line of credit consists of a $600 million revolving line of credit maturing September 30, 2005. Borrowings on the line of credit fluctuate daily based on cash needs. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $50 million of standby letters of credit. Our $100 million term facility matured on September 30, 2002 and was repaid. As of September 30, 2002, $73 million remained available for borrowing under the line of credit and there were outstanding standby letters of credit of $658,000. As of October 1, 2002, $255 million of the borrowings under the line of credit was repaid. The company borrowed $25 million of fixed rate debt in September 2002. These Senior Notes are due September 17, 2007 and have an annual interest rate of 5.31%.

Note 5.  Earnings Per Share

        The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended:

(In millions, except per share amounts)	September 30, 2002	September 29, 2001
Net income	$70	$48
Denominator for basic earnings per share	184.8	112.7
Effect of dilutive securities - stock options	0.4	1.2
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.3	-
Denominator for diluted earnings per share - adjusted for dilutive securities	185.5	113.9
Basic Earnings per Share	$0.38	$0.43
Dilutive Earnings per Share	$0.38	$0.42

        The following table sets forth the reconciliation of basic and diluted earnings per share for the nine months ended:

(In millions, except per share amounts)	September 30, 2002	September 29, 2001
Net income	$179	$112
Denominator for basic earnings per share	184.7	112.7
Effect of dilutive securities - stock options	0.5	1.2
Effect of dilutive securities - unvested restricted stock, dividend equivalent rights, and value management plan	0.2	-
Denominator for diluted earnings per share - adjusted for dilutive securities	185.4	113.9
Basic Earnings per Share	$0.97	$1.00
Dilutive Earnings per Share	$0.97	$0.98

Note 6.  Segment Information

        The table below presents information about reported segments for the quarters ended September 30, 2002 and September 29, 2001 (in millions).

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total
2002
External revenues	$ 60	$ 110	$ 38	$ 101	$ 1	$ 310
Intersegment revenues	32	-	-	-	-	32
Depreciation, depletion and amortization	10	12	-	6	-	28
Operating income	23	57	27	3	1	111
2001
External revenues	$ 18	$ 101	$ 19	-	$ 3	$ 141
Intersegment revenues	-	-	-	-		-
Depreciation, depletion and amortization	1	11	-	-	-	12
Operating income	3	69	17	-	2	91

        The table below presents information about reported segments for the nine months ended September 30, 2002 and September 29, 2001 (in millions).

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total
2002
External revenues	$ 160	$ 321	$ 79	$ 291	$ 5	$ 856
Intersegment revenues	67	-	-	-	-	67
Depreciation, depletion and amortization	25	36	-	17	-	78
Operating income	54	176	50	6	4	290
2001
External revenues	$ 53	$ 244	$ 53	-	$ 8	$ 358
Intersegment revenues	-	-	-	-		-
Depreciation, depletion and amortization	3	26	-	-	-	29
Operating income	11	158	44	-	7	220

        Prior to the October 6, 2001 merger, The Timber Company had one reportable segment. The segment information for 2001 has been restated to reflect our new segments.

        A reconciliation of total operating income to income before income taxes, for the quarters ended September 30, 2002 and September 29, 2001 is presented below (in millions).

	2002	2001
Total segment operating income	$ 111	$ 91
Interest expense, net	25	9
Corporate and other unallocated expenses	14	4
Income before income taxes	$ 72	$ 78

        A reconciliation of total operating income to income before income taxes, for the nine months ended September 30, 2002 and September 29, 2001 is presented below (in millions).

	2002	2001
Total segment operating income	$ 290	$ 220
Interest expense, net	77	30
Corporate and other unallocated expenses	27	10
Income before income taxes	$ 186	$ 180

Note 7.  Stock-Based Compensation

        In the second quarter of 2002 the company changed its method of accounting for stock-based compensation. The company has elected to account for stock-based employee compensation in accordance with SFAS No. 123. This accounting policy change is being applied retroactive to January 1, 2002. Stock-based employee compensation expense was $312,000 for the nine months ended September 30, 2002.

        In January 2002, the company granted 442,750 stock options. The options have a ten-year term and vest over a four-year period at a rate of 25% per year. Each stock option granted allows the recipient the right to purchase the company's common stock at the fair market value of the company's common stock on the date of the grant. The fair market value of our stock on the date of grant was $29.70 per share. The fair value of the 2002 grants was calculated using the Black-Scholes option valuation model. The grant date fair value of the 2002 grants is $4.33 per option. The expected life of the options is 7 years. Other assumptions used to calculate the fair value include a risk-free interest rate of 4.8%, expected volatility of 31% and a dividend yield of 7.7%.

Note 8.  Acquisition of Timberlands

        On September 19, 2002, Plum Creek announced that it signed a definitive agreement to purchase 309,000 acres of forest lands in the North Central U.S. from Stora Enso North America Corp., a division of Stora Enso Oyj, for $142 million in cash. Plum Creek expects to complete the acquisition in early December 2002.

Note 9.  Subsequent Event

        On October 17, 2002, the board of directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $0.35 per share. Total dividends will approximate $65 million and will be paid on November 27, 2002 to stockholders of record on November 13, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        References to "Plum Creek," "the company," "we," or "our," are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, for federal income tax purposes, and all of its wholly owned subsidiaries.

        This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seek," "approximately," "intends," "plans," "estimates," or "anticipates," or the negative of those words or other comparable terminology. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements. Some of these factors include, but are not limited to, changes in governmental, legislative and environmental restrictions; catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases; changes in economic conditions and competition in our domestic and export markets; and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

•	our failure to qualify as a REIT or our failure to achieve the expected competitive advantages of operating as a REIT;
•	an unanticipated reduction in the demand for timber products and/or an unanticipated increase in the supply of timber products;
•	An unanticipated reduction in the demand for higher and better use timberlands;
•	Our failure to make strategic acquisitions or to integrate any such acquisitions effectively or, conversely, our failure to make strategic divestitures; and
•	The failure to meet our expectations with respect to our likely future performance.

        It is likely that if one or more of the risks materializes, or if one or more assumptions proves to be incorrect, the current expectations of Plum Creek and its management will not be realized. Forward-looking statements speak only as of the date made, and neither Plum Creek nor its management undertakes any obligation to update or revise any forward-looking statements.

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

        Prior to the merger with Plum Creek, The Timber Company had only one reportable segment. Subsequent to the merger and currently, Plum Creek has five reportable segments. The Timber Company's historical segment information has been restated to reflect these new segments. Moreover, the period-to-period comparison of the results of operations for the third quarter of 2002 compared to the third quarter of 2001 and the period-to-period comparison of the results of operations for the nine months ended September 30, 2002 compared to the nine months ended September 29, 2001 are based on these new segments. See Note 6 of the Notes to Consolidated Financial Statements.

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

        Subsequent to the October 6, 2001 merger, we replaced timber deed agreements with lump-sum sale agreements because of certain REIT requirements. Under a lump-sum sale agreement, the parties agree to a lump-sum price for all the timber available for harvest on a given tract of land. Generally, the lump-sum price is paid when the contract is signed. However, unlike timber deeds, title to the timber and risk of loss transfers to the buyer as the timber is cut, not when the contract is signed. Therefore, revenue is recognized each month based on the timber harvested, compared to total timber available to be harvested, on a given tract of land over the term of the contract (usually 12 to 18 months).

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

Results of Operations

        Third Quarter 2002 Compared to Third Quarter 2001

        The following table and narrative compares operating income by segment for the quarters ended September 30, 2002 and September 29, 2001:

Operating Income by Segment
(In Millions)

	September 30, 2002	September 29, 2001
Northern Resources	$ 23	$ 3
Southern Resources	57	69
Real Estate	27	17
Manufactured Products	3	-
Other	1	2
Total Segment Operating Income	111	91
Other Costs & Eliminations	(14)	(4)
Operating Income	$ 97	$ 87

        Northern Resources Segment. Revenues increased by $74 million, or 411%, to $92 million in the third quarter of 2002. Excluding revenues associated with the October 6, 2001 merger with Plum Creek, revenues increased by $6 million, or 33%, to $24 million. This increase of $6 million was due primarily to higher softwood sawlog sales volume as a result of the age class distribution of our Oregon timberlands, which has an increasing percentage of timber approaching maturity.

        Excluding the impact of the October 6, 2001 merger, Northern Resources Segment operating income was 25% of its revenues for the quarter ended September 30, 2002 and 17% for the quarter ended September 29, 2001. This increase was due primarily to higher softwood sawlog sales volume. Northern Resources Segment costs and expenses increased by $54 million, or 360%, to $69 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $3 million, or 20%, to $18 million, which was due primarily to higher log and haul costs as a result of higher sales volume.

        Southern Resources Segment. Revenues increased by $9 million, or 9%, to $110 million in the third quarter of 2002. Excluding revenues associated with the October 6, 2001 merger, revenues decreased by $3 million, or 3%, to $98 million. This decrease of $3 million was due primarily to modified contract terms ($8 million) and lower sawlog sales volume ($4 million), offset in part by a higher percentage of delivered log sales ($11 million).

        Revenues decreased by $8 million due to the effect of modifications to the terms of our supply contract with Georgia-Pacific. During 2001, a substantial portion of The Timber Company's sales was to Georgia-Pacific under a long-term supply agreement pursuant to which Georgia-Pacific purchased standing timber, or timber deeds, twice a year -- in February and August. Because these sales to Georgia-Pacific were made pursuant to timber deeds, which pass title to the timber at the time of sale, all of the revenue from each semi-annual sale to Georgia-Pacific was recognized at the time the timber deed was sold, regardless of when the timber was actually harvested. Therefore, The Timber Company recognized in the third quarter of 2001 all of the revenue from its August 2001 timber deed sales to Georgia-Pacific (along with revenue from other timber deed sales made during the third quarter), even though all of the timber represented by the timber deeds was not harvested when the timber deed was sold. Following the October 6, 2001 merger, we discontinued making sales of timber under timber deeds because of REIT requirements. To comply with these requirements, we modified our long-term supply agreement with Georgia-Pacific to provide for timber sales on a lump-sum basis rather than under timber deeds. As a result, revenue from lump-sum contract sales is recognized as the timber is harvested. During the third quarter of 2002, we recognized $8 million less under lump-sum contracts compared to the same period in the prior year when revenue was recognized when timber deeds were sold.

        In addition to the $8 million decline in revenues due to the change in contract terms, revenues decreased by an additional $4 million due to lower softwood sawlog sales volume during the third quarter of 2002 compared to the third quarter of 2001. This decrease was due primarily to the deferral of sales volume during the first half of 2001 to the third quarter of 2001 in anticipation of improving prices. Softwood sawlog prices were weak during the first half of 2001 due primarily to an excess supply of logs as a result of favorable harvesting conditions and weak lumber and plywood prices. Softwood sawlog prices generally have remained weak during 2001 and the first nine months of 2002.

        Revenues increased by $11 million due to the company's increased percentage of delivered log sales. The company has increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating margins as a percent of revenue, although operating income is not generally affected.

        Excluding the impact of the October 6, 2001 merger, Southern Resources Segment operating income was 55% of its revenues for the quarter ended September 30, 2002 and 68% for the quarter ended September 29, 2001. This decrease was due primarily to the increased percentage of delivered log sales and lower softwood sawlog sales volume. Southern Resources Segment costs and expenses increased by $21 million, or 66%, to $53 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $12 million, or 38%, to $44 million. This increase of $12 million was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber.

        Real Estate Segment. Revenues increased by $19 million, or 100%, to $38 million in the third quarter of 2002. Excluding revenues associated with the October 6, 2001 merger, revenues increased by $4 million, or 21%, to $23 million. This increase of $4 million is due primarily to the timing of real estate sales. The company estimates that approximately 10% of its timberlands may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company's expectation of future price appreciation and the timing of harvesting activities.

        Excluding the impact of the October 6, 2001 merger, Real Estate Segment operating income was 78% of its revenues for the quarter ended September 30, 2002 and 89% for the quarter ended September 29, 2001. The decrease is due primarily to the selling of some recently acquired timberlands which have a higher per acre cost basis. Real Estate Segment costs and expenses increased by $9 million to $11 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased approximately $3 million in 2002 from $2 million in 2001. The increase is primarily due to selling 7% more acres during the third quarter of 2002 compared to the same period in 2001.

        Manufactured Products Segment. The company's historical financial statements for periods prior to the October 6, 2001 merger are the historical financial statements of The Timber Company, which did not have any manufacturing operations. For the third quarter of 2002, Manufactured Products Segment revenues were $101 million, expenses were $98 million and operating income was $3 million.

        Other Segment. Revenues decreased by $2 million to $1 million in 2002. Expenses were less than $1 million during 2002 and $1 million in 2001.

        Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $14 million in the third quarter of 2002, compared to a decrease of $4 million in the third quarter of 2001. This change of $10 million was due primarily to higher corporate expenses of $7 million resulting from the increased size of the company, and $3 million of intercompany profit deferred during the quarter. At September 30, 2002, the deferred profit on intercompany log sales was $7 million and at June 30, 2002 the deferred profit on intercompany log sales was $4 million. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. Prior to the October 6, 2001 merger, The Timber Company did not have any deferred profit on log sales.

        Interest Expense. Net interest expense increased by $16 million, or 178%, to $25 million for the quarter ended September 30, 2002. This increase was due primarily to the $837 million of debt that was assumed in connection with the October 6, 2001 merger.

        Provision for Income Taxes. The provision for income taxes decreased by $28 million, or 93%, to $2 million in the third quarter of 2002. This decrease is due primarily to the October 6, 2001 merger of The Timber Company into Plum Creek which has elected to be taxed as a REIT. As a REIT, Plum Creek is generally exempt from paying income tax except for certain sales subject to the built-in gains tax and non-REIT activities that are conducted through taxable REIT subsidiaries. See Note 3 of the Notes to Consolidated Financial Statements.

        Nine Months Ending 2002 Compared to Nine Months Ending 2001

        The following table and narrative compares operating income by segment for the nine months ended September 30, 2002 and September 29, 2001:

Operating Income by Segment
(In Millions)

	September 30, 2002	September 29, 2001
Northern Resources	$ 54	$ 11
Southern Resources	176	158
Real Estate	50	44
Manufactured Products	6	-
Other	4	7
Total Segment Operating Income	290	220
Other Costs & Eliminations	(27)	(10)
Operating Income	$ 263	$ 210

        Northern Resources Segment. Revenues increased by $174 million, or 328%, to $227 million in the first nine months of 2002. Excluding revenues associated with the October 6, 2001 merger with Plum Creek, revenues increased by $12 million, or 23%, to $65 million. This increase of $12 million was due primarily to higher softwood sawlog sales volume as a result of the age class distribution of our Oregon Timberlands, which has an increasing percentage of mature timber.

        Excluding the impact of the October 6, 2001 merger, Northern Resources Segment operating income was 28% of its revenues for the nine months ended September 30, 2002 and 21% for the nine months ended September 29, 2001. This increase was due primarily to higher softwood sawlog sales volume. Northern Resources Segment costs and expenses increased by $131 million, or 312%, to $173 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $5 million, or 12%, to $47 million, which was due primarily to higher log and haul costs as a result of higher sales volume.

        Southern Resources Segment. Revenues increased by $77 million, or 32%, to $321 million in the first nine months of 2002. Excluding revenues associated with the October 6, 2001 merger, revenues increased by $37 million, or 15%, to $281 million. This increase of $37 million was due primarily to higher log sales volume ($38 million) and a higher percentage of delivered log sales ($28 million), offset in part by modified contract terms ($27 million) and lower softwood sawlog prices ($8 million).

        Revenues increased by $38 million due to higher log sales volume. Log sales volume increased due primarily to the temporary (24 to 36 months) increase in harvest levels. This temporary increase resulted from accelerating the conversion of slower-growing natural stands to faster-growing plantations.

        Revenues increased by $28 million due to the company's increased percentage of delivered log sales. The company has increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under a delivered log sale agreement, the seller is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the seller is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating margins as a percent of revenue, although operating income is not generally affected.

        Revenues decreased by $27 million due to the effect of modifications to the terms of our supply contract with Georgia-Pacific. During 2001, a substantial portion of The Timber Company's sales was to Georgia-Pacific under a long-term supply agreement pursuant to which Georgia-Pacific purchased standing timber, or timber deeds, twice a year -- in February and August. Because these sales to Georgia-Pacific were made pursuant to timber deeds, which pass title to the timber at the time of sale, all of the revenue from each semi-annual sale to Georgia-Pacific was recognized at the time the timber deed was sold, regardless of when the timber was actually harvested. Therefore, The Timber Company was able to recognize in the first nine months of 2001 all of the revenue from its February 2001 and August 2001 timber deed sales to Georgia-Pacific (along with revenue from other timber deed sales made during the first nine months), even though all of the timber represented by the timber deeds was not harvested during the first nine months of 2001. Following the October 6, 2001 merger, we discontinued making sales of timber under timber deeds because of REIT requirements. To comply with these requirements, we also modified our long-term supply agreement with Georgia-Pacific to provide for timber sales on a lump-sum basis rather than under timber deeds. As a result, revenue from lump-sum contract sales is recognized as the timber is harvested. During the first nine months of 2002, we recognized $27 million less under lump-sum contracts compared to the same period in the prior year when revenue was recognized when timber deeds were sold.

        Revenues decreased by $8 million due to lower softwood sawlog prices. Softwood sawlog prices decreased due primarily to an excess supply of logs as a result of favorable harvesting conditions and weak lumber and plywood prices.

        Excluding the impact of the October 6, 2001 merger, Southern Resources Segment operating income was 59% of its revenues for the nine months ended September 30, 2002 and 65% for the nine months ended September 29, 2001. This decrease was due primarily to the increased percentage of delivered log sales. Southern Resources Segment costs and expenses increased by $59 million, or 69%, to $145 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses increased by $28 million, or 33%, to $114 million. This increase of $28 million was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber.

        Real Estate Segment. Revenues increased by $26 million, or 49%, to $79 million in the first nine months of 2002. Excluding revenues associated with the October 6, 2001 merger, revenues decreased by $12 million, or 23%, to $41 million. This decrease of $12 million is due primarily to the timing of real estate sales. The company estimates that approximately 10% of its timberlands may be better suited for conservation, residential or recreational purposes rather than for long-term commercial timber management. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company's expectation of future price appreciation and the timing of harvesting activities.

        Excluding the impact of the October 6, 2001 merger, Real Estate Segment operating income was 80% of its revenues for the nine months ended September 30, 2002 and 83% for the nine months ended September 29, 2001. Real Estate Segment costs and expenses increased by $20 million to $29 million in 2002. Excluding costs and expenses associated with the October 6, 2001 merger, costs and expenses decreased by approximately $1 million in 2002 from $9 million in 2001.

        Manufactured Products Segment. The company's historical financial statements for periods prior to the October 6, 2001 merger are the historical financial statements of The Timber Company, which did not have any manufacturing operations. For the first nine months of 2002, Manufactured Products Segment revenues were $291 million, expenses were $285 million and operating income was $6 million.

        Other Segment. Revenues decreased by $3 million to $5 million in the first nine months of 2002. Expenses were $1 million during 2002 and 2001.

        Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $27 million in the first nine months of 2002, compared to a decrease of $10 million in the first nine months of 2001. This change of $17 million was due primarily to higher corporate expenses of $19 million resulting from the increased size of the company, offset in part by $2 million of intercompany profit released during the nine months ended September 30, 2002. At September 30, 2002, the deferred profit on intercompany log sales was $7 million and at December 31, 2001 the deferred profit on intercompany log sales was $9 million. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. Prior to the October 6, 2001 merger, The Timber Company did not have any deferred profit on log sales.

        Interest Expense. Net interest expense increased by $47 million, or 157%, to $77 million for the nine months ended September 30, 2002. This increase was due primarily to the $837 million of debt that was assumed in connection with the October 6, 2001 merger.

        Provision for Income Taxes. The provision for income taxes decreased by $61 million, or 90%, to $7 million for the nine months ended September 30, 2002. This decrease is due primarily to the October 6, 2001 merger of The Timber Company into Plum Creek which has elected to be taxed as a REIT. As a REIT, Plum Creek is generally exempt from paying income tax except for certain sales subject to the built-in gains tax and non-REIT activities that are conducted through taxable REIT subsidiaries. See Note 3 of the Notes to Consolidated Financial Statements.

Financial Condition and Liquidity

        Net cash provided by operating activities totaled $306 million for the first nine months of 2002, compared to $187 million in the same period of 2001. The increase of $119 million is due primarily to the October 6, 2001 merger with Plum Creek. As a result of the merger, non-cash operating expenses (depletion, depreciation, amortization, and land basis) increased by $65 million and cash taxes decreased by approximately $45 million.

        Cash and cash equivalents at September 30, 2002 was $270 million compared to $193 million at December 31, 2001. The increase was due primarily to Plum Creek accelerating the payment of the fourth quarter 2001 dividend. Plum Creek paid the dividend for the fourth quarter of 2001 on December 28, 2001. Normally, the fourth quarter dividend would have been paid in February of the following year. The payment of the fourth quarter 2001 dividend was accelerated because of our merger with The Timber Company and the REIT requirement under the Internal Revenue Code that all earnings and profits inherited in connection with a merger must be distributed by January 31st of the year following the merger.

        Subsequent to the October 6, 2001 merger, the company replaced timber deed agreements with lump-sum sale agreements to comply with certain REIT requirements. As a consequence, revenue that previously was recognized when the contract was signed is now deferred and is recognized as the timber is harvested. At September 30, 2002 deferred revenue associated with lump-sum sale agreements was $27 million. Additionally, $23 million of cash received from a customer for a lump-sum contract was restricted at September 30, 2002. The restricted cash is in a separate bank account and the restriction is lifted when the customer advises us that the timber under the lump-sum contract has been cut.

        On September 19, 2002, we announced the signing of a definitive agreement to purchase 309,000 acres of forest lands in the North Central United States from Stora Enso North America Corporation for $142 million. The acquisition is expected to be completed in December 2002 and will be financed with a combination of cash on hand and borrowings under our line of credit.

        We have an unsecured line of credit with a group of banks. Subject to customary covenants, the line of credit allows for borrowings from time to time of up to $600 million for general corporate purposes, including up to $50 million of standby letters of credit. The line of credit matures on September 30, 2005 and bears a floating rate of interest. As of September 30, 2002, $527 million was outstanding and $73 million remained available to borrow under our line of credit. As of October 1, 2002, $255 million of the borrowings on the line of credit were repaid.

        Our $100 million 364-day term bank credit facility expired on September 30, 2002. We are currently arranging with various bank lenders a new $100 million 364-day revolving credit facility to replace the expired term facility. The new facility will be based on substantially similar terms as the expired facility, and is expected to be completed during the fourth quarter of 2002.

        Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments for cash dividends or stock repurchases). Our borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves and capital expenditures and principal payments on indebtedness that are not financed. In addition, our line of credit requires that we maintain an interest coverage ratio and maximum leverage ratio. We were in compliance with all of our borrowing agreement covenants as of September 30, 2002.

        Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year.

        On October 17, 2002, our board of directors declared a dividend of $0.35 per share for the third quarter. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company's ability to make restricted payments, borrowing capacity, changes in the price and demand for Plum Creek's products and the general market for timberlands and those timberland properties that have higher and better uses. Other factors that our board of directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company delivers value to its stockholders. Our board has authorized the company, at its own discretion as market conditions warrant, to buy back up to $200 million of the company's outstanding common stock.

        Capital expenditures for the first nine months of 2002 were $86 million, compared to $44 million for the same period in 2001. Planned capital expenditures for 2002 are expected to be approximately $110 million, which includes $13 million for acquisition of timberlands using proceeds from tax-free exchanges, $10 million for acquisition of timberlands using cash, approximately $70 million for expenditures on our timberlands, $10 million for the development of our coalbed methane and $7 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees.

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

        In May 2002, the Financial Accounting Standards Board issued SFAS No. 145. SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. Adoption of this standard did not have any impact on our financial position or the presentation of any transaction.

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Restructuring Costs," which is effective prospectively for exit or disposal activities initiated after December 31, 2002. The statement provides accounting and reporting standards for recognizing obligations related to a plan to exit an activity or dispose of long-lived assets. Management believes that adoption of this standard will not have any impact on our results of operations, financial position and cash flows.

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

        Historically, Canada has been a significant source of lumber for the U. S. market, particularly in the new home construction market. However, in 1995, the U.S. and Canadian governments entered into a five-year lumber trade agreement that became effective April 1, 1996. The trade agreement was intended to limit the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain levels from the four major producing Canadian provinces.

        The trade agreement expired in late March 2001, and soon thereafter U.S. industry coalitions submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. On March 22, 2002, the Department of Commerce rendered its final determination in favor of the U.S. industry coalitions and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties on April 26, 2002 to 18.8% and 8.4%, respectively. On May 2, 2002, the International Trade Commission rendered a final determination that the U.S. industry is threatened with material injury by Canadian lumber imports. As a result of this final determination, on May 22, 2002, the Department of Commerce put into effect the countervailing and anti-dumping duties on Canadian lumber imports. However, reports indicate that the final duties have not had the effect of decreasing Canadian lumber imports into the U.S.

        The final import duties on Canadian lumber imposed by the Department of Commerce have been referred to appeals panels operating under the World Trade Organization and the North American Free Trade Agreement. These appeals could ultimately be determined adversely to U.S. interests, which could result in an increase of Canadian lumber imports into U.S. markets. Moreover, notwithstanding any favorable U.S. rulings, Canadian lumber imports could otherwise increase or remain at current levels. Therefore, other factors remaining unchanged, downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase.

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

        We were required by January 31, 2002, to distribute the earnings and profits acquired from the six entities that comprised The Timber Company. We believe that the accelerated payment of our fourth quarter dividend for 2001, which we paid on December 28, 2001, was sufficient to distribute these earnings and profits. If we failed to distribute an amount equal to these earnings and profits, we might be subject to adverse tax consequences. We expect that, even if the earnings and profits were subsequently adjusted upward by the Internal Revenue Service, the amount we distributed exceeds such earnings and profits. Nevertheless, such an adjustment may give rise to the imposition of the 4% excise tax on the excess income required to be distributed over the amounts treated as distributed after application of the earnings and profits rule.

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

•	forestry activities, including harvesting, planting and road building, use and maintenance;
•	the generation of air emissions;
•	the discharge of industrial wastewater and storm water; and
•	the generation and disposal of both hazardous and non-hazardous wastes.

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

        On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron. On June 15, 2002, Arthur Andersen was found guilty of obstruction of justice. As a result of this conviction, Arthur Andersen ceased practicing before the SEC in August of 2002. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the filing of a consent or report of Arthur Andersen in certain circumstances. Notwithstanding the SEC's regulatory relief, the inability of Arthur Andersen to provide a consent or report could negatively affect Plum Creek's ability to access the capital markets.

Tax Risk Factors

If Georgia-Pacific's Redemption of Timber Company Common Stock Did Not Qualify for Tax-Free Treatment, Georgia-Pacific and the former Holders of Timber Company Common Stock Would Be Subject to Tax

We and Georgia-Pacific sought a ruling from the Internal Revenue Service to the effect that neither Georgia-Pacific nor the holders of Timber Company Stock would recognize gain for Federal income tax purposes with respect to Georgia-Pacific's redemption of each outstanding share of Timber Company Stock. The Internal Revenue Service exercised its discretion not to issue the ruling on the basis that the evidence proffered in support of the business purposes for the redemption did not meet the high standard that the published procedures of the Internal Revenue Service require taxpayers to satisfy in order to receive favorable rulings. As a result, we and Georgia-Pacific received opinions from our respective tax counsel that the redemption would be tax-free under section 355 of the Internal Revenue Code. These opinions, however, are not binding on the Internal Revenue Service. If, for any reason, the redemption were not eligible for treatment under section 355 of the Internal Revenue Code, Georgia-Pacific would recognize gain on the redemption and we would generally be responsible for 50% of such liability in excess of the proceeds of the insurance policies obtained by The Timber Company to cover a portion of such exposure.

On September 13, 2002, Georgia-Pacific entered into a Closing Agreement with the Internal Revenue Service completing a prefiling review of Georgia-Pacific's Federal income tax reporting of the redemption of Timber Company Stock. Under the terms of the Closing Agreement, the Internal Revenue Service agreed that neither Georgia-Pacific nor the former holders of Timber Company Stock will recognize a gain or loss as a result of the redemption of Timber Company Stock. Georgia-Pacific and we believe that the Closing Agreement is conclusive with respect to the most material tax consequences associated with Georgia-Pacific's redemption of Timber Company Stock, except as described below with respect to section 355(e) of the Internal Revenue Code.

We Will Have to Abide by Potentially Significant Restrictions With Respect to Issuances of Our Equity Securities Until October 2003

        The Closing Agreement between Georgia-Pacific and the Internal Revenue Service regarding Georgia-Pacific's redemption of Timber Company Stock is based on facts that were in existence on the date of redemption. Georgia-Pacific may be subject to tax under section 355(e) of the Internal Revenue Code if acquisitions or issuances of our stock following the merger cause the former holders of Timber Company Stock to own less than a majority of the outstanding shares of our common stock. In particular, section 355(e) of the Internal Revenue Code will apply if such issuances or acquisitions occur as part of a plan or series of related transactions that include the redemption. For this purpose, any acquisitions or issuances of our stock before October 2003 are presumed to be part of such a plan, although we and Georgia-Pacific may be able to rebut that presumption. If such an issuance or acquisition of our stock triggers the application of section 355(e) of the Internal Revenue Code, Georgia-Pacific would recognize taxable gain on the redemption, but the redemption would generally be tax-free to each of the former holders of Timber Company Stock. Assuming the price of our common stock on October 5, 2001 was the correct measure of the fair market value of the six entities that comprised The Timber Company, and assuming that Georgia-Pacific had little or no tax basis in the stock of the six entities that comprised The Timber Company, the Federal income tax liability would be approximately $1.0 billion, excluding interest and any penalties. Under the tax matters agreement between us and Georgia-Pacific, we would be required to indemnify Georgia-Pacific against that taxable gain if it were triggered by an acquisition or issuance of our stock. As of the effective date of the merger, the former holders of Timber Company Stock held approximately 62% of the outstanding shares of our common stock on a fully diluted basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

        Approximately $1.2 billion of the long-term debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in millions) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of October 1, 2002, was LIBOR plus 1.5% which includes facility fees (3.3%), however, this rate could range from LIBOR plus 0.75% to LIBOR plus 1.75% depending on our financial results.

September 30, 2002: Long-term debt, including current portion (in millions)	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fixed rate debt	$2	$33	$33	$32	$161	$944	$1,205	$1,320
Avg. interest rate	8.2%	8.2%	8.1%	8.0%	7.9%	7.8%
Variable rate debt(1)				$527			$527	$527

        (1)  As of October 1, 2002, $255 million of variable rate debt was repaid.

        At September 29, 2001, The Timber Company's debt was an allocated portion of Georgia-Pacific's outstanding debt and, therefore, the fair value of the allocated debt was not impacted by changes in market interest rates. The interest charged on the allocated debt was adjusted quarterly based on the weighted-average interest rate of Georgia-Pacific's debt.

ITEM 4. CONTROLS AND PROCEDURES

        (a) Evaluation of Disclosure Controls and Procedures

        As of November 8, 2002, an evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company's disclosure controls and procedures were effective as of September 30, 2002.

        (b) Changes in Internal Controls

        Since November 8, 2002, there have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls.

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

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, for the quarter ended March 31, 2002).
3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, for the quarter ended March 31, 2002).
99.1	Certification of Rick R. Holley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.2	Certification of William R. Brown pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
(Registrant)

By: /s/ William R. Brown
WILLIAM R. BROWN
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date :  November 12, 2002

CERTIFICATIONS

I, Rick R. Holley, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Plum Creek Timber Company, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ Rick R. Holley
RICK R. HOLLEY
President and Chief Executive Officer

CERTIFICATIONS

I, William R. Brown, Executive Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Plum Creek Timber Company, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ William R. Brown
WILLIAM R. BROWN
Executive Vice President and Chief Financial Officer