Form 10-K
period 2002-12-31
PLUM CREEK TIMBER CO INC
filed 2003-03-11
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

Plum Creek Timber Company, Inc.

(Exact name of registrant as specified in its charter)

Organized in the State of Delaware	I.R.S. Employer Identification No. 91-1443693

999 Third Avenue, Suite 2300

Seattle, Washington 98104-4096
Telephone: (206) 467-3600

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share.

The above securities are registered on the New York Stock Exchange and the Pacific Exchange.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).         Yes ☑         No ☐

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 28, 2002 was $6,038,318,776. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 28, 2003 was 183,568,062.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2003 Annual Meeting of Shareholders to be held on May 6, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Part IV
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Index to Exhibits
signatures
EXHIBIT 2.7
EXHIBIT 4.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.5
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 23.3
EXHIBIT 99.1
EXHIBIT 99.2

PLUM CREEK TIMBER COMPANY, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2002
i

Part I

When we refer to “we”, “us”, “our”, “the company” or “Plum Creek” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries and its predecessor, Plum Creek Timber Company, L.P.

On October 6, 2001, we merged with The Timber Company, formerly a separate operating division of Georgia-Pacific Corporation. This merger was accounted for as a reverse acquisition. Accordingly, the historical financial statements of The Timber Company became our historical financial statements for accounting and financial reporting purposes.

Item 1. Business

AVAILABLE INFORMATION

The company’s Internet web site is accessible to the public at www.plumcreek.com. Information about the company, including the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available free of charge through our Internet website as soon as reasonably practicable after such reports have been filed with, or furnished to, the United States Securities and Exchange Commission.

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

Historical Real Price Appreciation. Due to growing demand combined with limitations on supply caused by environmental restrictions, urban sprawl and overcutting, prices for Douglas-fir and Southern Yellow Pine timber have exhibited a compound annual growth rate of approximately 4% and 3% from 1975 through 2002.

Supply and Demand Dynamics

There are five primary end-markets for most of the timber harvested in the United States: products used in new housing construction; products used in the repair and remodeling of existing housing; products for industrial uses; raw material for the manufacture of pulp and paper; and logs for export.

Supply. Timber supply can fluctuate based upon a variety of factors.

The supply of timber is limited, to some extent, by the availability of timberlands. The availability of timberlands, in turn, is limited by several factors, including government restrictions relating to environmental regulation and land use, alternate uses such as agriculture, and loss to urban or suburban real estate development. The large amounts of capital and long time required to create new timberlands also limits timber supply.

PCL 2002 PG. 1

Over the long-term, timber supply increases when modern forestry techniques increase productivity of timberlands and when some marginal agriculture lands revert to timberlands or are planted to forests for conservation purposes. In certain regional markets, log supply can expand when log imports increase relative to log exports.

Demand. The demand for timber is directly related to the underlying demand for pulp and paper products, lumber, panel and other wood related products. The demand for pulp and paper is largely driven by population growth and per-capita income levels. The demand for lumber and manufactured wood products is primarily affected by the level of new residential construction activity and repair and remodeling activity, which, in turn, is impacted by changes in general economic and demographic factors, including interest rates for home mortgages and construction loans. The demand for United States timber is impacted by the amounts of lumber and other wood products that are imported into the United States. A significant factor determining the volume of wood products shipped into the United States by foreign producers is currency valuation shifts.

OUR BUSINESS

We are the second largest private timberland owner in the United States, with more than 8.0 million acres of timberlands located in 20 states. Our timberlands are well diversified, not only by species mix but also by age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands primarily in Idaho, Maine, Michigan, Montana, Oregon, Pennsylvania, western Virginia, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and eastern Virginia. In addition, our Other Segment includes our natural resource businesses that focus on opportunities resulting from our extensive property ownership including opportunities relating to mineral extraction, natural gas production and communication and transportation rights of way. The Real Estate Segment, which is generally conducted through our taxable REIT subsidiaries, refers to our sale and management of higher and better use lands and periodic sales of non-strategic timberlands.

Our Manufactured Products Segment, also conducted through our taxable REIT subsidiaries, includes four lumber mills, two plywood plants, two medium density fiberboard facilities, and two lumber remanufacturing facilities. These facilities, strategically located near our timberlands in Montana and Idaho, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to medium density fiberboard. The manufacturing operations have established a network of 65 independent warehouses located strategically throughout the United States to enhance customer service and prompt deliveries.

Our Value Growth Strategy

Our value growth strategy is guided by specific operating objectives, including maximizing the value of our current timberlands through intensive forest management and optimizing our resource base through acquisitions and divestitures, and practicing environmentally responsible resource stewardship. Our value growth strategy includes the following key elements:

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

PG. 2 PCL 2002

paper and forest product companies to sell their timberland assets and the difficulties faced by some small timberland owners in efficiently managing their timberlands. We believe we are well positioned to compete for high quality timberland assets because:

•	We are an attractive strategic partner for integrated forest products companies seeking to sell their timberlands because we do not compete with their pulp or paper manufacturing operations and we are willing to enter into long-term supply agreements;

•	We can structure acquisitions on a tax-efficient basis through the issuance of common stock, limited partnership interests in our operating partnership, or installment notes, giving sellers the ability to defer some or all of the taxes otherwise payable upon a sale; see Risk Factors— We Will Have to Abide by Potentially Significant Restrictions With Respect to Issuances of Our Equity Securities Until October, 2003;

•	The geographic reach of our operations enhances our awareness of new acquisition opportunities and our knowledge of environmental concerns, market dynamics, timber productivity and other factors important in valuing timberlands and operations in each region;

•	Our reputation for prudent environmental management makes us attractive to sellers concerned with continued environmentally responsible forest management; and

•	We maintain a conservative capital structure which provides the flexibility to ensure ready access to capital.

Our disciplined acquisition strategy has allowed us to expand and diversify our timber holdings, as well as increase our cash flow. Over the last decade, we have increased our timber holdings from approximately 1.4 million acres to approximately 8.0 million acres. These acquisitions have enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations. Our strategy is to continue to make strategic acquisitions that are accretive to cash flow.

Realize the Value of Selected Properties Through Sale or Exchange. At the same time that we pursue timberland acquisitions, we continually review our timberland portfolio to identify properties that may have higher and better uses other than as commercial timberlands. At this time, we estimate that approximately 400,000 acres of the company’s approximately 8 million acres of timberlands are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management. Furthermore, the company estimates that an additional 900,000 acres may also be suited for conservation, residential or recreational development. Our ongoing review process evaluates properties based on a number of factors such as proximity to population centers and major transportation routes, and the presence of special ecological or geographic features.

We may sell or exchange timberlands which have high environmental or other public values and reinvest in timberlands that are more suitable for commercial timber management. In addition, we may sell conservation easements that limit development rights, but ensure that the timberlands will be maintained as a working forest in perpetuity. We may also sell or exchange less strategic timberlands to other forest products companies or non-industrial investors. Additionally, from time to time, we may pursue pre-development or development activities on certain lands.

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

Practice Responsible Environmental Forestry. We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. Our forestry and mill practices follow a set of internal environmental principles as well as principles of the Sustainable Forestry Initiative® which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. These principles are reflected in our habitat planning efforts, which have led to the

PCL 2002 PG. 3

implementation of five major habitat conservation agreements under which we manage approximately 2.3 million acres of our timberlands. See Federal and State Regulations.

Acquisitions and Dispositions

During the fourth quarter of 2002, we acquired 307,000 acres of timberlands located primarily in Wisconsin for approximately $141 million. These timberlands contain a diversified mix of tree types and age profiles, including mature mixed hardwood stands, mixed natural conifer stands, and hardwood and conifer plantations.

On October 6, 2001, six former subsidiaries of Georgia-Pacific Corporation, collectively referred to as “The Timber Company”, merged with and into Plum Creek (“The Timber Company Merger”). The Timber Company held all of the assets and liabilities attributed to Georgia-Pacific’s timber and timberlands business. In the merger, we acquired approximately 3.9 million acres of primarily pine forests in the southern regions of the United States, 287,000 acres of primarily Douglas-fir forests in Oregon and 542,000 acres of mixed hardwood forests in the Appalachian and northeastern regions of the United States for a purchase price of approximately $3.4 billion. The purchase price amount includes debt incurred by the company sufficient to replace the debt attributed to The Timber Company, which was approximately $650 million as of October 6, 2001. The merger with The Timber Company has been accounted for as a reverse acquisition, with The Timber Company being treated as the acquirer for financial reporting purposes. As a result, the historical financial statements of The Timber Company constitute the historical financial statements of Plum Creek effective as of October 6, 2001. Consequently, our financial statements for 2002 reflect a full year of combined operations of the merged companies whereas the 2001 financial statements reflect only the operations of The Timber Company through October 6, 2001 and of the merged companies for the remainder of the year. The 2000 financial statements represent only the historical financial statement of The Timber Company.

Prior to the merger with The Timber Company, Plum Creek disposed of certain of its timberlands. These dispositions are not reflected in the company’s historical financial statements because the merger was accounted for as a reverse acquisition and the historical financial statements of The Timber Company became the historical financial statements of Plum Creek effective as of October 6, 2001.

On March 29, 2001, Plum Creek sold approximately 44,000 acres of timberlands near Kelso, Washington to Pope Resources, a Delaware Limited Partnership, for approximately $54 million.

On December 15, 2000, Plum Creek sold its Southern lumber manufacturing operations in Joyce, Louisiana and Huttig, Arkansas to West Fraser (South) Inc. for $60 million plus working capital. In January 2000, Plum Creek sold approximately 90,000 acres of timberlands near St. Maries, Idaho to Crown Pacific Partners, L.P. for approximately $73 million.

During 1999, The Timber Company sold approximately 1,024,000 acres of timberlands for $442 million in three separate transactions. These transactions included 390,000 acres of timberlands in the Canadian province of New Brunswick, 440,000 acres of timberlands in Maine, and 194,000 acres of timberlands in California.

On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a corporation. Plum Creek Timber Company, Inc., the new corporation and successor registrant, has elected to be treated for federal income tax purposes as a real estate investment trust or “REIT”. As of the date of the REIT conversion, Plum Creek Timber Company, L.P. ceased to exist. To qualify as a REIT, substantially all assets and associated liabilities related to our manufacturing operations and harvesting activities, and some higher and better use lands, were transferred to several unconsolidated corporate subsidiaries. In late 1999, Congress simplified several of the qualification requirements applicable to REITs, including the circumstances under which a REIT may own the voting stock of entities that do not generate qualified REIT income. Accordingly, on January 1, 2001, Plum Creek purchased the voting stock of the unconsolidated subsidiaries and thereby consolidated the equity ownership in these business entities.

On November 12, 1998, Plum Creek acquired 905,000 acres of timberlands in central Maine from S.D. Warren Company for a purchase price of $181 million, plus $300,000 for working capital.

PG. 4 PCL 2002

During 1998, The Timber Company sold approximately 61,000 acres of timberlands in West Virginia for approximately $26 million.

SEGMENT INFORMATION

Certain financial information for each business segment is included in Note 14 of the Notes to Financial Statements and is incorporated herein by reference.

Northern Resources Segment

The Northern Resources Segment encompasses 3.7 million acres of timberlands in Idaho, Maine, Michigan, Montana, Oregon, Pennsylvania, western Virginia, Washington, West Virginia and Wisconsin. The Northern Resources Segment timberlands contain an estimated 130 million tons (43 million cunits) of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs harvested in the Northern Resources Segment are sold primarily to domestic mills and for export to Canada. The company also exports a few logs to the Pacific Rim countries. Competitors in the domestic log market include the United States Forest Service, the Bureau of Land Management, the Bureau of Indian Affairs, the British Columbia Ministry of Forests, and numerous private individuals, domestic and foreign industrial timberland owners, and state agencies located in the regions in which we operate. Competitors in export log markets include numerous private timberland owners in the United States, as well as companies and state-controlled enterprises in Canada, Chile, New Zealand, and Russia, all of which have abundant timber resources. In the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally will include price, species and grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, and on price.

In 2002, we entered into a three-year pulp wood fiber supply agreement with Stora Enso North America Corp. in connection with our acquisition of 307,000 acres of timberlands located primarily in Wisconsin. Under the agreement, which expires December 31, 2005, we will supply specified quantities of fiber at prevailing market prices to Stora’s paper mills. In connection with our acquisition of the Maine timberlands in 1998, we entered into a long-term agreement to supply pulp wood fiber to S.D. Warren Company’s paper facility in Skowhegan, Maine at prevailing market prices. The fiber supply agreement ends in 2023 and may be extended up to an additional 15 years at the option of S.D. Warren Company. In conjunction with an acquisition in 1993 of 865,000 acres of timberlands in western Montana, we entered into a sourcing agreement with Stimson Lumber Company to supply logs to Stimson’s Montana mills, based upon prevailing market prices, over a ten-year period ending at December 31, 2003.

Southern Resources Segment

The Southern Resources Segment consists of 4.3 million acres of timberlands (including 350,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and eastern Virginia, and contains an estimated 164 million tons (46 million cunits) of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs in the Southern Resources Segment are sold to third party mills producing a wide array of forest products, including manufacturers of lumber, plywood, oriented strand board, and pulp and paper products. We compete with numerous private and industrial timberland owners, as well as federal and state agencies, across the Southern

PCL 2002 PG. 5

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

In connection with The Timber Company Merger, our Southern Resources Segment entered into a long-term agreement to sell timber to Georgia-Pacific at prevailing market prices. The supply agreement expires in 2010 subject to an automatic 10-year renewal period, unless either party delivers a timely termination notice. In connection with Plum Creek’s December 2000 sale of its Southern lumber facilities to West Fraser (South) Inc., Plum Creek entered into a long-term agreement to supply logs to these mills at prevailing market prices. The supply agreement expires in 2015 and may be renewed for five-year periods thereafter upon mutual consent of both parties. Additionally, in connection with Plum Creek’s acquisition of 538,000 acres of timberlands in Louisiana and Arkansas from Riverwood International Corporation in 1996, Plum Creek entered into a long-term agreement to supply pulp logs at prices that are based upon prevailing market prices. The supply agreement ends in 2016 and can be extended up to an additional 10 years by either party. We expect that our long-term supply agreements with Georgia-Pacific, Riverwood International Corporation and West Fraser (South) Inc. will provide us with ongoing secure markets for a substantial portion of the wood fiber harvested from our Southern Resources Segment timberlands. The long-term supply agreements may restrict our ability to sell lands in certain areas within our Southern Resources Segment.

Real Estate Segment

We estimate that approximately 400,000 acres of the company’s approximately 8 million acres of timberlands are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management. Furthermore, the company estimates that an additional 900,000 acres may also be suited for conservation, residential or recreational development.

We are sometimes approached by third parties, such as conservation groups or adjacent landowners, and asked to sell a particular timberland property.

From time to time, we transfer land to wholly owned taxable REIT subsidiaries that focus on maximizing the value through various development activities, and then realizing that value through market-timed sales. Our subsidiaries may also pursue various forms of pre-development type activities such as entitlement or zoning to prepare a property for an eventual sale.

We compete with numerous sellers of real estate parcels in hundreds of local markets. Our sales tend to be parcels of 10 acres or more, with numerous transactions in excess of 1,000 acres, and occasional transactions exceeding 10,000 acres.

Manufactured Products Segment

Lumber. We produce a diverse line of softwood lumber products, including common and select boards, studs, edge-glued boards and finger-jointed studs. Lumber products manufactured in our two studmills, two random-length board mills, and remanufacturing facility in western Montana, along with our remanufacturing facility in Idaho, are targeted to domestic lumber retailers, such as retail home centers, for use in repair and remodeling projects. These products are also sold to stocking distributors for use in home construction.

Competition in our lumber markets is based on price and quality and, to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. We compete in domestic lumber markets with a host of other United States, Canadian and European producers. Canadian and European lumber producers have increased their penetration into the United States market due to their lower wood fiber costs and favorable exchange rates. The lumber market is also subject to competition from substitute products,

PG. 6 PCL 2002

such as products made from medium density fiberboard, oriented strand board, particleboard, laminates, steel and plastic.

Our lumber and plywood mills produce residual wood chips, sawdust and planer shavings as by-products of the conversion of raw logs into finished products. The wood chips are sold to regional paper and pulp mills or used in our medium density fiberboard facilities which also consume the sawdust and shavings. A substantial portion of our residual wood chip production is sold to Smurfit Stone Container Corporation under a long-term supply agreement, which expires on February 28, 2006.

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets, including boat, recreational vehicle, transportation and fiberglass-reinforced panel manufacturing. Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. We also export 5 to 10% of our plywood to Canada. See— lumber above for a discussion on residual wood chips.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board, a less expensive substitute wood product used primarily in commodity construction markets. Oriented strand board continues to capture an increasing percentage of the structural panel market due to its low cost. Oriented strand board has now captured over 55% of the structural panel market, and this percentage is expected to increase over the next several years as additional oriented strand board plants are built or existing facilities are expanded. To improve operating performance, several commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. Recently competition from imported South American plywood has also impacted the high-grade sanded plywood market. We expect to remain competitive due to our strong customer base, extensive experience in industrial markets, supply of superior quality timber, and reputation for high quality products.

Medium Density Fiberboard. October of 2001 marked the start-up of a new $80 million thin-board production facility adjacent to our existing medium density fiberboard facility in western Montana. This new thin-board line, which complements our existing product line, has a capacity of 95 million square feet annually and increases our overall capacity by 70%. During 2002, we moved from start-up phase toward full production and the two lines combined produced approximately 178 million square feet of medium density fiberboard (“MDF”). Once the new line achieves full production capability, we expect to be able to annually produce up to 230 million square feet of MDF. We supply high quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, commercial wall paneling and substrate for laminate flooring.

Worldwide, the MDF industry has undergone dramatic growth in terms of productive capacity and demand for its products. Manufacturers compete on a global scale on the basis of price, quality, service and the availability of specialty products. Additionally, MDF is a ready substitute for solid wood, hardboard and plywood in specific applications. The North American MDF industry is well positioned for a period of high capacity utilization, as consumption continues to grow while little new domestic capacity is scheduled to come on-line for the next few years. However, utilization rates could well be held in check by cost competitive imports from New Zealand, Asia and South America that have grown recently due to the relative strength of the U.S. dollar.

Other Segment—Natural Resources

As part of our natural resources business, we focus on creating value from our extensive property ownership, including opportunities relating to mineral extraction, natural gas production, and communication and transportation rights of way. This segment represents a diverse array of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities, as well as securing participation rights in select development projects.

PCL 2002 PG. 7

We currently receive royalty revenue from the extraction of oil and gas, minerals, and coal from some of our lands. In addition, one of our taxable REIT subsidiaries has entered into a joint operating agreement with Geomet, Inc., a coalbed methane developer, to jointly explore for and develop coalbed methane that may be found on certain of our lands in West Virginia and Virginia. In addition, we have the option to participate on additional properties on which Geomet, Inc. has secured coalbed methane rights.

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

Value can be enhanced on younger timber stands through thinning operations. Value increases as trees grow and add wood volume more rapidly. Thinning a timber stand enables the healthier and potentially more valuable trees to grow more rapidly. As trees grow larger, they can be used in higher value applications such as high-grade lumber, plywood, and furniture. We also consider the impact of forest management activities on properties with potentially higher and better uses other than long-term timber production, and modify silviculture and harvest plans accordingly.

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

It is our policy to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are used on a substantial portion of our timberlands in the Northern Resources Segment. In the Southern Resources Segment, substantially all reforestation is done by planting.

Forests are subject to a number of natural hazards, including damage by fire, insects and disease. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. The size and diversity of our timberlands, together with our intensive forest management, should help to minimize these risks. Consistent with the practices of other large timber companies, we do not maintain insurance against loss to standing timber on our timberlands due to natural disasters, but we do maintain insurance for loss of already harvested logs due to fire and other occurrences.

Environmental Stewardship

We practice environmentally responsible resource management. We adhere to the philosophy that environmentally sound management practices contribute to the company’s growth in value by providing greater predictability in the management of its natural resource assets. Our practices follow a set of internal environmental principles aimed at the sound management of all natural resources. Among other areas of concern, these principles, which can be found in their entirety on the company’s website at www.plumcreek.com, focus on cooperative adjacent land

PG. 8 PCL 2002

management, air quality protection, wildlife resource conservation and environmental performance audits. We also subscribe to the principles and objectives of the Sustainable Forestry Initiative® (SFI) program which sets forth a comprehensive approach to responsible forest stewardship. SFISM program principles are designed to ensure that forest management is integrated with the conservation of soil, air and water resources, wildlife and fish habitat, and aesthetics.

In addition to these initiatives, we have actively engaged in habitat conservation planning. We currently manage approximately 2.3 million acres under five habitat conservation agreements. The habitats of hundreds of species are protected by these agreements, including twelve species listed as threatened under the Endangered Species Act. These conservation agreements include: the Cascade Region Habitat Conservation Plan in Washington State, which provides habitat protection for 285 species; the Grizzly Bear Conservation Agreement in the Swan Valley of western Montana; the Native Fish Habitat Conservation Plan, which covers 1.6 million acres of our land in the Northwest and provides for habitat protection of 12 species of native trout and salmon; the Red-Cockaded Woodpecker Habitat Conservation Plan, which covers approximately 266,000 acres of our timberlands in Arkansas and Louisiana; and the Karner Blue Butterfly Plan in Wisconsin. In addition to these completed conservation agreements, we are in the process of negotiating a “safe harbor agreement” with the U.S. Fish and Wildlife Service pursuant to which we will conserve additional habitat for the red-cockaded woodpecker on other portions of our Southern ownership not covered by our Red-Cockaded Woodpecker Habitat Conservation Plan. The safe harbor agreement is expected to cover approximately 600,000 acres in the aggregate.

RAW MATERIALS

Our lumber and plywood facilities obtain the vast majority of their raw logs from our timberlands. Our Montana timberlands provide a consistent supply of high quality logs and preferred timber species to our lumber and plywood facilities, although over time the average log size is expected to decline and the species mix is expected to change due to evolving harvest and growth patterns.

Our lumber and plywood facilities have and will continue to purchase stumpage and logs from external sources, including the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. The geographic area in which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues see “Federal and State Regulations.”) Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier.

COMPETITION

Markets for manufactured forest products are highly competitive in terms of price and quality. Many of our manufactured forest products competitors have substantially greater financial and operating resources. In addition, wood products are subject to increasing competition from a variety of substitutes, including non-wood and engineered wood products as well as import competition from other worldwide suppliers. We believe we can compete effectively because of our extensive private timber inventory, our reputation for environmentally responsible forestry, which has positioned us to meet regulatory challenges on a cost-effective basis, our reputation as a dependable, long-term supplier of quality products, our innovative approach to providing high-quality, value-added products to various retail and industrial niche markets and the integration of our timberlands with efficient manufacturing processes.

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

PCL 2002 PG. 9

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

We have received incidental take permits pursuant to the Cascade Region Habitat Conservation Plan, the Native Fish Habitat Conservation Plan, the Red-Cockaded Woodpecker Habitat Conservation Plan, and the Karner Blue Butterfly Habitat Conservation Plan from the U.S. Fish and Wildlife Service (and from National Marine Fisheries Service, in the case of anadromous species) that together will cover our forest management on approximately 1,992,000 acres in the Northern Resources Segment and 266,000 acres in the Southern Resources Segment. As part of the permit application process under the Endangered Species Act, we prepared habitat conservation plans that will govern our management activities on the lands covered by the plans in these regions during the respective terms of the permits. The habitat conservation plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures including the protection of riparian areas. In consideration for this mitigation, the incidental take permits authorize forestry practices that are consistent with the plans, even though they may have an adverse impact on the listed species covered by the plans and permits.

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

PG. 10 PCL 2002

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

At this time, we believe that federal and state laws and regulations related to the protection of endangered species will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us leading to increased costs, additional capital expenditures and reduced operating flexibility. We believe that our experience provides us a relative competitive advantage in managing environmental risks.

Timberlands

Our forest practices are and will in the future be subject to specialized statutes and regulations in the states where we operate. Many of these states have enacted laws that regulate forestry operations, such as growing, harvesting and processing activities on timberlands. Among other requirements, these laws impose some reforestation obligations on the owners of timberlands. Several states require prior notification before beginning harvesting activities. A number of states require a regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed activity. Other state laws and regulations control the following activities: slash burning and harvesting during fire hazard periods; activities that affect water courses or are in proximity to inland shore lines; and activities that affect water quality, and some grading and road construction activities.

ENCUMBRANCES

Under the terms of our debt agreements, we have agreed not to pledge, assign or transfer timberlands, except under limited circumstances. The holders of our $64 million face value 11.125% First Mortgage Notes due 2007 have a first mortgage lien on a significant portion of our lumber, plywood and MDF facilities.

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

EMPLOYEES

We currently have approximately 800 salaried and 1,250 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of seedlings, and the harvesting and delivery of logs is conducted by independent contractors who are not our employees.

Item 2. Properties

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations. The manufacturing facilities are owned and are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the manufacturing facilities are modern facilities. During 2002 the newly constructed thin-board production facility adjacent to our existing medium density fiberboard facility moved from start up phase towards full production. This new thin-board line complements our existing product line. During 2001, our lumber and plywood facilities reduced production by 5% to 10% as a result of weak market conditions and to better align our lumber and plywood production to our timberland harvests. During 2002, our lumber and plywood facilities operated at levels similar to 2001. See Item 1. Business for discussion of the location and description of properties and encumbrances related to properties.

PCL 2002 PG. 11

Item 3. Legal Proceedings

In its Annual Report on Form 10-K for the year ended December 31, 2001, the company disclosed that a review of capital improvement projects at its Columbia Falls and Evergreen manufacturing facilities to evaluate compliance with the Clean Air Act revealed four potential violations between 1988 and 1992. The company voluntarily disclosed this information to the Environmental Protection Agency (“EPA”) under its Voluntary Disclosure and Cooperation Policy (“EPA Policy”), and to the state of Montana Department of Environmental Quality (“Montana DEQ”) under the Montana Voluntary Disclosure Act (“Montana Act”). On meeting specified conditions and subject to the nature and seriousness of the offenses, both the EPA Policy and the Montana Act provide for elimination of any penalty.

The EPA and Montana DEQ have advised the company that no fine will be sought for the potential violations because the company complied with the EPA Policy and had gained no economic benefit from the potential violations.

In its Quarterly Report for the period ended June 30, 2002, the company reported that in the course of routine testing at its Evergreen manufacturing facility in Montana, company engineers discovered that certain “bags” designed to regulate particulate emissions from the facility had developed holes, resulting in elevated emission levels. The company immediately replaced the malfunctioning bags and notified Montana DEQ. Notwithstanding the company’s corrective actions, the agency’s enforcement division has advised the company that it will be fined $36,800.

There is no pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected annually at the first quarterly meeting of the board of directors following the annual meeting of stockholders.

			Officer
Name	Age	Office(J)	Since

Rick R. Holley(A)	51	President and Chief Executive Officer	1989
William R. Brown(B)	51	Executive Vice President and Chief Financial Officer	1995
Michael J. Covey(C)	45	Executive Vice President	1998
Thomas M. Lindquist(D)	42	Executive Vice President, Real Estate and Strategic Business Development	2001
James A. Kraft(E)	48	Senior Vice President, General Counsel and Secretary	1989
David A. Brown(F)	48	Vice President, Controller	2002
Barbara L. Crowe(G)	51	Vice President, Human Resources	1997
Joan K. Fitzmaurice(H)	45	Vice President, Audit and Financial Services	2002
David W. Lambert(I)	42	Vice President, Treasurer	2002

(A)	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

(B)	Served since May 1999 as Executive Vice President and Chief Financial Officer. Mr. Brown was Vice President, Strategic Business Development from January 1998 to May 1999, Vice President, Resource Management from February 1995 to January 1998, and Director, Planning from August 1990 to February 1995.

(C)	Served since August 2001 as Executive Vice President. Mr. Covey was Senior Vice President from August 2000 to August 2001, Vice President, Resources from January 1998 to August 2000, General Manager, Rocky Mountain Timberlands from August 1996 to January 1998, Director of Operations, Rocky Mountain Region from June 1995 to August 1996, and Plant Manager, Ksanka Sawmill from August 1992 to June 1995.

PG. 12 PCL 2002

(D)	Served since December 2001 as Executive Vice President. Mr. Lindquist was Executive Vice President of Global Sales and Corporate Alliances from June 1986 to December 2001 for Trammell Crow Company.

(E)	Served since January 2002 as Senior Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, General Counsel and Secretary from April 1996 to January 2002, Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993.

(F)	Served since January 2002 as Vice President, Controller. Mr. Brown was Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

(G)	Served since April 1997 as Vice President, Human Resources. From October 1995 through March 1997, Ms. Crowe was Vice President, Human Resources for Weight Watchers Gourmet Food Co., a subsidiary of the H.J. Heinz Company. From November 1991 through September 1995, Ms. Crowe worked in Human Resources at Ore-Ida Foods, Inc., a subsidiary of the H.J. Heinz Company, first as Manager, then as General Manager.

(H)	Served since June 2002 as Vice President, Audit and Financial Services. Ms. Fitzmaurice was a Partner with PricewaterhouseCoopers LLP from 1997 through 2001.

(I)	Served since January 2002 as Vice President, Treasurer. Mr. Lambert was Director of Planning, Treasurer from June 1998 to January 2002 and Director of Finance and Treasurer from November 1994 to June 1998.

(J)	Since July 1, 1999 Ms. Crowe and Messrs. Holley, Brown, Brown, Covey, Kraft and Lambert have served in their indicated capacities for Plum Creek Timber Company, Inc. Prior to the REIT conversion, the listed individuals served in their indicated capacities of the general partner of Plum Creek Timber Company, L.P. or the predecessor of the general partner. There are no family relationships among them.

Part II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange and the Pacific Exchange. As of February 21, 2003, there were approximately 29,530 registered owners of 184,131,362 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for 2002 and 2001, are as follows:

2002	1st Qtr.		2nd Qtr.	3rd Qtr.	4th Qtr.

High	$31.98		$31.25	$30.50	$24.50
Low	28.20		29.31	21.80	18.92
Cash Dividend per Share	$0.00	(A)	$0.57	$0.57	$0.35
2001	1st Qtr.		2nd Qtr.	3rd Qtr.	4th Qtr.

High	$27.30		$29.00	$30.00	$28.99
Low	23.30		23.38	23.56	23.70
Cash Dividend per Share	$0.57		$0.57	$0.57	$1.14	(A)

(A)	Plum Creek paid dividends of $0.57 per share on November 30, 2001 and again on December 28, 2001. The December 28, 2001 dividend represents the acceleration of our fourth quarter 2001 dividend that normally would have been paid in February 2002. See Note 5 of the Notes to Financial Statements.

Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on our ability to make cash payments, borrowing capacity, changes in the price and demand for our products and the general market for timberlands and those timberland properties that have higher and better uses. Other factors that our board of directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company delivers value to our stockholders.

PCL 2002 PG. 13

Equity Compensation Plan Information

The following table summarizes options and other rights outstanding under Plum Creek’s equity based compensation plans as of December 31, 2002:

	Securities to be		Securities
	issued upon	Weighted average	available for
Plan category	exercise(A)	exercise price(B)	future issuance(C)

Equity compensation plans approved by security holders	1,095,004	$27.46	2,267,026
Equity compensation plans not approved by security holders (D)	- - -	- - -	- - -

(A)	Number of securities to be issued upon exercise of outstanding options.

(B)	Weighted average exercise price of outstanding options.

(C)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a). Represents shares available for future issuance under the Stock Incentive Plan. See Note 11 of the Notes to Financial Statements for a description of the various stock-based grants that may be issued under the Stock Incentive Plan. At December 31, 2002, 1.2 million shares of the 3.4 million shares available for issuance under Plum Creek’s Stock Incentive Plan have been used for the grant of non-qualified stock options, the exercise of non-qualified stock options or the grant of restricted stock. Shares issued in connection with dividend equivalents and value management awards are not determinable until after the end of their respective performance periods.

(D)	As of December 31, 2002, there are 933,300 outstanding options to acquire Plum Creek common stock that were issued originally under the Georgia-Pacific long-term incentive plans as options to acquire Timber Company Stock. These stock options have a weighted average exercise price of $15.99 per common share and were assumed by the company in connection with The Timber Company Merger. Although the company’s stockholders did not separately approve the assumption of these stock options, the stockholders did approve each of The Timber Company Merger and the related merger agreement (and all of the transactions contemplated by the merger agreement, including the company’s assumption of the stock options). No additional Plum Creek stock options may be granted under the Georgia-Pacific long-term incentive plans as a result of The Timber Company Merger. See Note 11 of the Notes to Financial Statements.

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

On October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares. In connection with the redemption, each outstanding share of Timber Company Stock was exchanged for one unit, or a “Unit,” that represented one outstanding share of common stock of each of the former subsidiaries (“Subsidiaries”) of Georgia-Pacific which collectively held all of the assets and liabilities attributed to The Timber Company. On October 6, 2001, holders of the Units received 1.37 shares of Plum Creek common stock for each Unit, totaling 112.7 million shares. Therefore, 112.7 million shares have been applied retroactively in computing basic earnings per share for all periods prior to the merger. Diluted earnings per share include the dilutive effect of 3.8 million outstanding options using the treasury stock method at the converted exercise prices ranging from $15.29 to $18.34 per share.

The Timber Company Merger was accounted for as a “reverse acquisition,” with The Timber Company being treated as the acquirer for accounting and financial reporting purposes. As a consequence, the historical financial statements of The Timber Company became the financial statements of Plum Creek effective as of October 6, 2001. The financial data for the year ended December 31, 2001 includes the operating results of The Timber

PG. 14 PCL 2002

Company up until the date of the merger and the operating results of the merged company for the remainder of the year. The financial data for the years prior to 2001 reflects only the data of The Timber Company.

As a consequence of The Timber Company Merger, which involved merging a taxable entity into a nontaxable entity, a tax benefit of $216 million was recognized in the fourth quarter of 2001. This tax benefit represented the elimination of a deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in transactions subject to built-in gains tax during a ten-year period following the merger. During 2002, Plum Creek conducted most its activities through various wholly owned operating partnerships. The activities of the operating partnerships primarily consist of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. See Note 5 of the Notes to Financial Statements.

	For the fiscal year:

(In Millions, Except Per Share Amounts)	2002(A)	2001(B)	2000	1999(C)	1998(D)

Revenues(E)	$1,137	$598	$493	$1,028	$605
Operating Income	338	250	303	723	370
Net Interest Expense	103	54	44	69	71
Income before Income Taxes	235	196	259	654	299
(Provision)/Benefit for Income Taxes	(2)	142	(97)	(256)	(117)
Income before Extraordinary Items	233	338	162	398	182
Net Income	233	338	162	398	180
Non-Cash Items
Depreciation, Depletion, and Amortization	105	55	27	41	45
Basis of Real Estate Sold	28	18	17	101	22
Balance Sheet Items
Total Assets	4,289	4,122	1,619	1,521	1,173
Total Debt, including Timber Obligations	1,884	1,701	1,009	970	983
Earnings per Share before Extraordinary Items
Basic	$1.26	$2.61	$1.44	$3.53	$1.61
Diluted	$1.26	$2.58	$1.42	$3.49	$1.60
Dividend Declared per Share(F)	$1.49	$1.14
Harvest Volume (million tons)	19.3	13.9	11.7	14.9	14.6

(A)	During the fourth quarter of 2002, Plum Creek acquired approximately 307,000 acres of timberlands located primarily in Wisconsin for $141 million. See Note 2 of the Notes to Financial Statements.

(B)	During 2001 the company changed its accounting policy for reforestation costs. See Note 1 of the Notes to Financial Statements.

(C)	During 1999 approximately 1,024,000 acres of timberlands were sold in three separate transactions. These transactions included 390,000 acres of timberlands in the Canadian province of New Brunswick, 440,000 acres of timberlands in Maine, and 194,000 acres of timberlands in California. These sales totaled $442 million and resulted in a $355 million pre-tax gain ($215 million after-tax gain).

(D)	During 1998 approximately 61,000 acres of timberlands in West Virginia were sold for approximately $26 million. Pre-tax gain on this sale was $24 million ($14 million after-tax gain).

(E)	Revenues have been restated to include proceeds from real estate sales. This reclassification had no impact on net income.

(F)	Since The Timber Company was not a separate legal entity but rather an operating division of Georgia-Pacific, The Timber Company common stock, the only equity issued with respect to The Timber Company, represented a class of Georgia-Pacific’s common stock. The Timber Company common stock paid a quarterly dividend of $0.25 per share. Subsequent to The Timber Company Merger, Plum Creek paid dividends of $0.57 per share on November 30, 2001 and again on December 28, 2001. The December 28, 2001 dividend represents the acceleration of our fourth quarter 2001 dividend that normally would have been paid in February 2002. See Note 5 of the Notes to Financial Statements.

PCL 2002 PG. 15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “projects”, “strategy”, or “anticipates”, or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described in “Risk Factors” immediately following this Item 7. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

•	our failure to qualify as a real estate investment trust, or REIT, or our failure to achieve the expected competitive advantages of operating as a REIT;

•	an unanticipated reduction in the demand for timber products and/or an unanticipated increase in the supply of timber products;

•	an unanticipated reduction in demand for higher and better use timberlands;

•	our failure to make strategic acquisitions or to integrate any such acquisitions effectively or, conversely, our failure to make strategic divestitures; and

•	the failure to meet our expectations with respect to our likely future performance.

It is likely that if one or more of the risks materializes, or if one or more assumptions prove to be incorrect, the current expectations of Plum Creek and its management will not be realized. Forward-looking statements speak only as of the date made, and neither Plum Creek nor its management undertakes any obligation to update or revise any forward-looking statements.

Overview

Merger with The Timber Company. On October 6, 2001, the six entities that comprised The Timber Company, formerly a separate operating group of Georgia-Pacific Corporation (“Georgia-Pacific”), merged with and into Plum Creek, with Plum Creek as the surviving company. As a part of the merger, the shareholders of Georgia-Pacific Corporation— Timber Group Common Stock (“Timber Company Stock”) received 1.37 shares of Plum Creek’s common stock for each share of Timber Company Stock, or approximately 112.7 million shares. The merger was accounted for as a reverse acquisition, with The Timber Company treated as the acquirer for accounting and financial reporting purposes. As a result, the historical financial statements of The Timber Company became the financial statements of Plum Creek effective as of the date of the merger. Consequently, our financial statements for 2002 reflect a full year of combined operations of the merged companies whereas the statement of income for the year ended December 31, 2001 reflects the performance of The Timber Company until the date of the merger, and that of the merged companies for the remainder of 2001. The statement of income for the year ended December 31, 2000 reflects only the operating results of The Timber Company. See Note 2 of the Notes to Financial Statements.

Prior to The Timber Company Merger, The Timber Company had only one reportable segment. Following the merger, the combined companies report the results of five business segments. The Timber Company’s historical segment information has been restated back to the beginning of 2000 to reflect these new segments. Furthermore, the period-to-period comparison of the results of operations for 2002 compared to 2001 and 2001 compared to

PG. 16 PCL 2002

2000 are based on these new segments and reflect the operating results of The Timber Company through the merger date (October 6, 2001), and the results of the combined company subsequent to the merger date. See Note 14 of the Notes to Financial Statements for segment and geographical area information.

Additionally, in connection with the merger Plum Creek replaced approximately $650 million of Georgia-Pacific debt attributed to The Timber Company with third party debt, consisting of $500 million of fixed rate debt and $150 million of variable rate debt. Plum Creek also assumed approximately 3.8 million outstanding stock options (after adjusting for the exchange ratio) with respect to Timber Company Stock at exercise prices ranging from $15.29 to $18.34 (after adjusting for the exchange ratio). See Notes 1, 6 and 11 of the Notes to Financial Statements.

Plum Creek has elected to be taxed as a REIT under sections 856 through 860 of the United States Internal Revenue Code. As a consequence of The Timber Company Merger, a tax benefit of approximately $216 million was recorded to reflect the elimination of a deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in a transaction subject to built-in gains tax during a ten-year period. Additionally, Plum Creek inherited the accumulated earnings and profits of The Timber Company and, because of certain REIT requirements, was required to distribute these earnings and profits prior to January 31, 2002. As a result, our fourth quarter 2001 dividend of $0.57 per share was accelerated and paid on December 28, 2001. The dividend normally would have been paid in February 2002. See Note 5 of the Notes to Financial Statements.

Other Merger Related Items. During 2001, we had the following other merger related items which had an impact on our results of operations:

(1)	Income Tax Benefit. As a result of the entities comprising The Timber Company, each a taxable corporation, merging into Plum Creek, a REIT, which is generally not subject to federal or state income tax, a tax benefit of $216 million was recorded in the fourth quarter of 2001. The benefit relates primarily to the elimination of the deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in a transaction subject to built-in gains tax during the ten-year period following the merger. See Note 5 of the Notes to Financial Statements.

(2)	Severance. In connection with The Timber Company Merger, the employment of several executives and key employees of The Timber Company terminated. Terminated employees were paid a severance and two terminated executives of The Timber Company were awarded additional pension benefits. An expense of $6 million was recorded in the fourth quarter of 2001 for these severance and pension benefits.

Accounting Method Changes. In 2002, the company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The change in accounting method is effective January 1, 2002 prospectively to all employee awards granted, modified, or settled after January 1, 2002. Under the transition provisions of SFAS No. 123 (as amended), no cumulative effect is recorded for this accounting change. Stock-based employee compensation expense recognized for stock options granted in 2002 was approximately $400,000. Prior to 2002, the company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Except for approximately $600,000 related to the acceleration in vesting of certain Timber Company options in 2001, no stock-based employee compensation cost is reflected in 2001 and 2000 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. See Notes 1 and 11 of the Notes to Financial Statements.

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

PCL 2002 PG. 17

retroactively as of January 1, 2001. Implementation of the new accounting policy increased the Northern Resources Segment’s 2001 operating income by $2 million and the Southern Resources Segment’s 2001 operating income by $16 million. See Note 1 of the Notes to Financial Statements, Timber and Timberlands.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements:

Revenue Recognition. Prior to The Timber Company Merger, The Timber Company recognized revenue from timber sales under three different methods, depending upon the terms of the sale. The methods were delivered log sales, pay-as-cut contracts and timber deeds:

(1)	Under a delivered log sale agreement, the seller cuts the tree and delivers it to the buyer. Risk of loss and title transfer to the buyer when the log is delivered. Revenue is recognized when the log is delivered to the customer. With delivered log sales, the seller incurs the cost of logging and hauling. For the last few days of an accounting period, there are typically delivered logs for which we have not received documentation and we have not created an invoice. In that case, an accrual for these deliveries is made along with an accrual for the costs of logging and hauling.

(2)	Pay-as-cut contacts are agreements pursuant to which the buyer agrees to harvest all of the trees on a tract of land for an agreed upon price for each of the different types of trees over the term of the contract (usually 12 to 18 months). In some cases an advance is received in connection with pay-as-cut contracts, and in other cases the buyer agrees to cut only certain trees on a tract of land. Under pay-as-cut contracts, the buyer is responsible for all logging and hauling costs. Title and risk of loss transfer to the buyer as the trees are cut. The buyer furnishes us with supporting information for the amount of wood that has been removed along with their payment. Revenue is recognized when the trees are cut. Total revenue recognized under a pay-as-cut contract is a function of the total volume of wood actually removed multiplied by the agreed upon per unit price for each of the various types of trees on a tract of land. There is typically a lag between the time the tree is harvested and the time the buyer pays for the tree. At the end of each accounting period, we typically make an accrual for the trees that have been cut but for which we have not received payment.

(3)	Timber deeds are agreements pursuant to which the buyer agrees to harvest all of the trees on a tract of land over the term of the contract (usually 12 to 18 months). However, unlike a pay-as-cut contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Under a timber deed, the buyer is responsible for all logging and hauling costs. Revenue from a timber deed sale is recognized when the contract is signed. Timber deeds are generally marketed and sold to the highest bidder. Bids are typically based on a timber cruise— an estimate of the total volume of timber on a tract of land broken down by the various types of trees (such as softwood sawlogs, hardwood pulpwood, etc.). Total revenue recognized under a timber deed is the amount of the highest bid and is not dependent upon the volume or types of trees actually harvested.

Subsequent to The Timber Company Merger, to comply with certain REIT requirements we replaced timber deed agreements with lump-sum sale agreements. Under a lump-sum sale, the parties agree to a lump-sum price for all the timber available for harvest on a tract of land. Generally the lump-sum price is paid when the contract is signed. However, unlike timber deeds, title to the timber and risk of loss transfers to the buyer as the timber is cut. Therefore, revenue is recognized each month based on the amount of timber actually harvested, compared to total

PG. 18 PCL 2002

timber available to be harvested on a tract of land over the term of the contract (usually 12 to 18 months). Under a lump-sum sale, the buyer is responsible for all logging and hauling costs. Lump-sum sales are generally marketed and sold to the highest bidder. Bids are typically based on timber cruise information. Total revenue recognized under a lump-sum sale contract is the amount of the highest bid, and is not dependent upon the volume or type of trees actually harvested.

Since revenue is recognized under a lump-sum sale agreement as the trees are cut, an estimate of how much revenue to recognize each month is made based on how much volume has been removed compared to the total volume available for harvest on a tract of land according to the timber cruise. We generally receive weekly information from the buyer regarding how much volume has been removed. Additionally, we gather information by observing the tract to estimate the percentage of original timber harvested. Inevitably, the total volume harvested from a tract of land will be different than the volume estimated in the timber cruise. If the total volume removed is greater than the cruise-estimated volume, we will stop recognizing revenue once the total revenue recognized is equal to total lump-sum contract price. No revenue will be recognized for volumes harvested in excess of the cruise-estimated volume. If the total volume removed is less than the cruise-estimated volume, an adjustment will be recorded in the month in which we learn of the difference. The adjustment is an increase in revenue equal to the difference between the total revenue recognized to date and the total lump-sum contract price. Finally, for our larger lump-sum contracts which cover multiple tracts, we adjust revenues at the end of each accounting period for any known trends which have materialized in the tracts that have been completely harvested. While the timing of revenue recognition under a timber deed and a lump-sum contract is materially different, this change is not expected to have a material impact on the year-to-year comparison of our results of operations.

The amount of delivered log sales to external customers during 2002 was $441 million. The amount of pay-as-cut sales during 2002 was $89 million and the amount of revenue recognized under lump-sum sale contracts during 2002 was $96 million. At December 31, 2002 accrued revenues for delivered and pay-as-cut log sales was $24 million and deferred revenues for lump-sum contracts was $8 million. Management attempts to estimate accrued revenues at the end of each accounting period based on the best information available. Management does not believe that there is a material difference between estimated accrued revenues and actual revenues.

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, a substantial portion of our timber sales consists of either pay-as-cut contracts or lump-sum sales. Under both pay-as-cut contracts and lump-sum sales, the buyer is responsible for the logging and hauling costs. Therefore, operating profit percentages are significantly higher in our Southern Resources Segment.

Real Estate Sales. As a major landowner, we estimate that approximately 400,000 acres of the company’s approximately 8 million acres of timberlands are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management. Furthermore, the company estimates that an additional 900,000 acres may also be suited for conservation, residential or recreational development. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. Furthermore, from time to time we dispose of large non-strategic timberland holdings, which may result in material gains and losses from real estate sales. As a result, the timing of our real estate sales may materially impact our reported operating income and net income.

Historically, our Real Estate Segment has reported significant operating profit percentages (ranging from 65% to 85% of revenues), and this trend is expected to continue in the future. The high operating profit percentages are primarily because a significant portion of our timberlands was acquired many years ago. Under generally accepted accounting principles, the annual appreciation in our timberlands cannot be reflected in our earnings until the year in which we sell the properties.

Furthermore, in connection with major timberland acquisitions we are generally not able to identify our future real estate sales. This was the case in our merger with The Timber Company. Since the merger was accounted for as a reverse acquisition, the timberlands of Plum Creek were recorded at their fair value. However, while our purchase

PCL 2002 PG. 19

price allocation and related appraisals reflected greater values for real estate which may be sold in the future for uses which have a higher value than timber production, we were generally not able to identify specific properties. Therefore, within each region, we allocated this higher value proportionately among all the acres acquired, except for certain specifically identified properties. In general, however, specific properties cannot be identified in advance because their value is dependent upon numerous factors, most of which are not known at the acquisition date, including current and future zoning restrictions, current and future environmental restrictions, future changes in demographics, future changes in the economy, current and future plans of adjacent landowners, and current and future funding of government and not-for-profit conservation and recreation programs.

Management believes that current and future results of operations could be materially different under different purchase price allocation assumptions, and it does not believe that it has the ability, with any level of precision, to estimate which of our properties will someday sell for more than their underlying timber production value.

Depletion. Depletion expense for 2002 was $74 million. Depletion, or costs attributed to timber harvested, is recorded as trees are harvested. Depletion rates for each region are adjusted annually. Depletion rates are computed by dividing (A) the sum of (1) the original cost of the timber less previously recorded depletion plus (2) estimated future silviculture costs, including the impact of inflation, that are expected to be incurred over the next harvest cycle, by (B) the total timber volume that is estimated to be harvested over the harvest cycle. The harvest cycle can be as short as 20 years in the South and as long as 90 years in the North. The estimate of future silviculture costs is limited to the expenditures that are expected to impact growth rates over the harvest cycle. The depletion rate calculations do not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest.

For the Northern Resources Segment depletion expense in 2002 was $28 million. The average depletion rate for the Northern Resources Segment was $5.19 per ton during 2002. The amount of estimated future silviculture costs, including the impact of inflation, for the Northern Resources Segment included in the calculation of the depletion rate was $141 million. The estimated future volume for the Northern Resources Segment included in the calculation of the depletion rate was 263 million tons. If the estimated future silviculture costs were increased by 10%, or $14 million, and assuming future timber volumes do not change, then the 2002 depletion expense for the Northern Resources Segment would have increased by $1 million. If the estimate of future volume for the Northern Resources Segment was decreased by 10%, or 26 million tons, and assuming future silviculture costs do not change, then the 2002 depletion expense for the Northern Resources Segment would have increased by $2 million.

For the Southern Resources Segment depletion expense in 2002 was $46 million. The average depletion rate for the Southern Resources Segment was $3.30 per ton during 2002. The amount of estimated future silviculture costs, including the impact of inflation, for the Southern Resources Segment included in the calculation of the depletion rate was $330 million. The estimated future volume for the Southern Resources Segment included in the calculation of the depletion rate was 417 million tons. If the estimated future silviculture costs were increased by 10% or $33 million and assuming future timber volumes do not change, then the 2002 depletion expense for the Southern Resources Segment would have increased by $1 million. If the estimate of future volume for the Southern Resources Segment was decreased by 10%, or 42 million tons, and assuming future silviculture costs do not change, then the 2002 depletion expense for the Southern Resources Segment would have increased by $5 million.

Significant estimates and judgments are required to determine both future silviculture costs and the volume of timber available for harvest over the harvest cycle. Some of the factors impacting the estimates are changes in weather patterns, inflation rates, the cost of fertilizers and chemicals, the cost of capital, the actual and estimated increase in growth rates from fertilizer applications, the relative price of sawlogs and pulpwood, the actual and expected real price appreciation of timber, the scientific advancement in seedling and growing technology, and changes in harvest cycles.

The company has invested in technology that enables it to predict its current standing inventory of trees, future growth rates, and the benefits of scientific advancements in connection with seedlings, planting techniques and

PG. 20 PCL 2002

fertilizer applications. Therefore, while estimates with respect to depletion computations will be revised annually, management does not expect the depletion rates will change materially from year to year.

Deferred Income Taxes. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code commencing July 1, 1999. A REIT is generally not subject to corporate-level tax if it satisfies certain requirements. On October 6, 2001, The Timber Company, consisting of a group of corporate entities, merged with and into Plum Creek. As a consequence of the merger of a taxable entity into a nontaxable entity, the deferred tax liabilities of The Timber Company were eliminated except for any expected transactions that would be subject to built-in gains tax.

Plum Creek will generally be subject to corporate-level tax (built-in gains tax) only if it makes a taxable disposition of certain property acquired in The Timber Company Merger within the ten-year period following the merger date. The built-in gains tax only applies to gains from such asset sales to the extent the fair value of the property exceeds its tax basis at the merger date. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the company recorded a tax benefit of $216 million in the fourth quarter of 2001 as a result of The Timber Company Merger. The benefit of $216 million represents the elimination of the deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in a transaction subject to built-in gains tax during a ten-year period following the merger.

Management estimates that approximately 5% of The Timber Company’s timberlands will be sold in one or more taxable transactions over the ten-year period ending October 5, 2011. As a result, $11 million of deferred taxes related to timberlands were not eliminated during the fourth quarter of 2001. Timberland sales subject to the built-in gains tax during 2002 reduced our deferred tax liability by $245,000. This amount was lower than originally estimated because a significant portion of the proceeds from our 2002 timberland sales that would otherwise be subject to the built-in gains tax were reinvested in like-kind property. The built-in gains tax can generally be avoided to the extent proceeds are reinvested in like-kind property within the statutory time period. It is not possible to predict whether we will be able to identify suitable replacement properties in the future in order to avoid the built-in gains tax. It is likely that actual timberland sales over the ten-year built-in gain period will be greater than, or less than, 5%. An adjustment to earnings will be required in the period in which it is determined that timberland sales subject to the built-in gains tax will be greater than, or less than, 5%.

Long-Term Incentive Plans. Plum Creek has a Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock, dividend equivalents and value management awards. See Note 11 of the Notes to Financial Statements. During 2002 the company recognized $8 million of compensation expense associated with its long-term incentive plans, of which $5 million related to value management awards.

Value management awards, which are granted every other year, provide incentive compensation to participants that is contingent upon the company’s performance measured against the performance of a peer group of forest products companies over a three-year period. Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the company’s total stockholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total stockholder return is above the 75th percentile.

Plum Creek recognizes compensation expense for value management awards based on the expected value of the award upon vesting and accrues the related expense over the vesting period. The actual expense cannot be determined until the end of the three-year performance period. Furthermore, since the amount of the award, if any, is based on Plum Creek’s relative performance compared to that of its peer group, it is possible to have significant changes to the estimated award value during the performance period. Compensation expense related to the value management awards is adjusted in the quarter in which there has been a material change in the expected vested value of the awards. Therefore, it is possible that an adjustment to the value management award expense may be material to the result of operations for the quarter and the year in which the estimated vested benefit is revised.

The performance period for the 2000 grants ended on December 31, 2002 in which the full value for the awards was achieved. A total expense of $8 million was recorded over the vesting period in connection with the 2000

PCL 2002 PG. 21

value management award grants, of which $3 million was recorded during 2002. An expense of $2 million was recorded during 2002 in connection with the 2002 value management award grants based on expected performance. The expense in connection with the 2002 value management award grants would have been $4 million if we assumed maximum performance will be achieved for these awards.

Pensions. Plum Creek provides pension benefits under defined benefit pension plans that cover substantially all of our employees. See Note 10 of the Notes to Financial Statements. Participants’ benefits vest after five years of service. Subsequent to The Timber Company Merger, the cash balance of benefits of salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year treasury bond rate. Furthermore, employees employed by the company on September 1, 2000 earn benefits based on the greater of the cash balance formula or the amount of a monthly pension benefit that is principally based on highest monthly average earnings during any consecutive sixty-month period and the number of years of service credit. The benefits of hourly employees are generally based on a fixed amount per year of service. Plum Creek’s contributions to the plan vary from year to year, but the company has made at least the minimum contributions required by law in each year and management intends to fund annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (“ABO”, the approximate actuarially computed current pension obligation if the plans were discontinued). The plan invests in common stock, bonds and cash equivalents. The portfolio of investments during 2002 consisted of approximately 65% equities and 35% bonds.

The computation of the company’s benefit obligation, fair value of plan assets, pension cost and accrued pension liability under accounting principles generally accepted in the United States of America requires management to make certain assumptions primarily involving the expected long-term rate of return on plan assets, weighted average discount rate and rate of increase of future compensation levels. The expected return on plan assets for the year ended December 31, 2002 is based on the calculated value of plan assets and an 8.25% annual rate of return that is based on the composition of the pension plan assets. The assumed discount rate of 6.75% is based on Moody’s long-term AA corporate bond yield which is considered to represent the rate of return on high-quality fixed-income investments that, if invested at the measurement date, would provide the necessary future cash flows to pay the benefits when due. Finally, the assumed rate of increase of future compensation levels of 5.00% represents management’s long-term estimate of such increases on the basis of the composition of plan participants, past results and market expectations. Other key assumptions used in the estimate include primarily those underlying the mortality table, and expected long term rates for inflation, retirement and withdrawals, all of which are based on plan experience and standard actuarial methods but nevertheless subject to uncertainty.

For the year ended December 31, 2002, the company recognized $3.8 million of expense related to the pension plans and made cash contributions of $8.4 million. As of December 31, 2002, Plum Creek had fully funded the ABO and our balance sheet reflects an accrued net pension liability of $2.8 million.

It is likely that the actual return on plan assets and the outcome of other uncertain variables will differ from those used in estimating our pension costs and pension obligation reflected in our consolidated financial statements and notes thereto. Furthermore, the company may, from time to time, adjust the asset allocation, which may have an impact on the long-term rate of return on plan assets. If the company had used a long-term rate of return on plan assets of 8.00% (instead of the 8.25% that was used in computing our 2002 pension expense), pension expense for 2002 would have increased by $0.2 million. Similarly, if the company had used a weighted average discount rate of 7.00% (instead of the 7.25% that was used in computing our 2002 pension expense), pension expense for 2002 would have increased by $0.3 million. Additionally, if the company had used a rate of increase in compensation levels of 5.25% (instead of the 5.00% that was used in computing our 2002 pension expense), pension expense for 2002 would have increased by $0.2 million. Finally, if the company had used a weighted average discount rate of 6.50% to fund pension obligations to at least the ABO consistent with company policy (instead of the 6.75% that was used in computing the ABO as of December 31, 2002), pension funding for 2002 would have increased by $1.7 million.

PG. 22 PCL 2002

Assuming an average long-term rate of return on plan assets of 8.25%, a weighted average discount rate of 6.75% and a 5% rate of increase in compensation levels, management projects that our annual pension expense for 2003 will be approximately $5 million, a $1.2 million, or 32%, increase compared to 2002, and will rise to approximately $7 million annually by 2005. Over the same time period the annual cash funding required under our present funding policy is expected to be approximately $4 million during 2003 increasing to approximately $6 million in 2005.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The consolidated financial statements of the company reflect all of the operations and assets and liabilities of the company. The company has no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Consequently, the company has no off-balance sheet debt. Furthermore, except for certain interest rate hedging transactions in 2002, discussed more fully in Note 8 of the Notes to Financial Statements, and a financing in connection with certain installment notes receivable, which were transferred to Georgia-Pacific prior to The Timber Company Merger, the company is not a party to any derivative transactions. Finally, the company does not have any transactions with related parties or affiliates other than those described in Note 12 of the Notes to Financial Statements.

The following table summarizes our contractual obligations, contingent liabilities and commitments at December 31, 2002 (in millions):

	Payment due by period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Contractual Obligations
Long-Term Debt Obligations	$1,872	$33	$664	$286	$889
Operating Lease Obligations	6	3	2	1	- - -
Timber Obligations	12	1	2	3	6

Total Contractual Obligations	$1,890	$37	$668	$290	$895

Events and Trends Affecting Operating Results

    Current Market Conditions

Northern Resources Segment. Softwood sawtimber prices declined in 2000 and 2001 and remained weak in 2002. The weak prices were due to an ample supply of logs, reduced exports of logs and lumber from the U.S. and weak lumber prices. Softwood sawtimber prices declined further during the fourth quarter of 2002 due to log imports from Canada, increased harvest levels from timber salvage operations by competitors and depressed lumber prices. Hardwood sawtimber markets improved slightly due to a tight supply of quality sawlogs.

Prices for pulpwood logs in our Northern Resource Segment declined by approximately 7% from 2001 levels. Pulpwood prices weakened due to the low demand from pulp and paper mills in the region due to worldwide overcapacity of mills that make paper products, weak pulp and paper prices and mill curtailments.

Southern Resources Segment. Prices for sawtimber logs in our Southern Resources Segment began declining during the second half of 2000 and continued declining during 2001. Prices during 2002 remained weak due to weak lumber and plywood prices and oversupplied sawlog markets due in part to exceptional access to timberlands as a result of a three-year drought. Log markets remained abundantly supplied due to higher yields on managed forests, shorter harvest cycles and lumber and plywood production curtailments.

Softwood pulpwood prices remained weak during 2002 due to reduced demand and an increase in the available supply of logs. Demand for softwood pulpwood declined due to the continued decline in the use of paper, the increase in recycling and the increase in paper and containerboard imports from Asia. The available supply of logs increased due to exceptional access to timberlands as a result of a three-year drought, the increase of plantation thinning volume from private landowners as a result of shorter harvest cycles, and a U.S. government soil conservation program.

PCL 2002 PG. 23

Manufactured Products Segment. Composite indices for commodity lumber in 2002 were down 5% from 2001 levels, due primarily to persistent excess lumber production in North America. Despite a 6% increase in housing starts from 2001 and the highest level of housing starts in sixteen years, strong production in the U.S. and Canada and reduced exports from the U.S. created an excess supply of lumber. North American lumber capacity continued to substantially exceed lumber demand due to the increased capacity installed by many producers during the prior decade. Duties were implemented on shipments of Canadian lumber to the U.S. in May 2002. To date, the duty has had the unanticipated impact of lowering lumber prices in part because large Canadian lumber producers have increased production in order to lower their per-unit manufacturing costs.

Prices for our plywood in 2002 remained similar to 2001. Prices for plywood remained weak due to continued competition from lower cost OSB, which constrained plywood prices and displaced commodity plywood used in housing applications. Prices for our Medium Density Fiberboard (“MDF”) remained weak during 2002 due to the continued worldwide MDF overcapacity and the strong U.S. dollar, which allowed foreign producers to significantly increase their penetration in the U.S. market.

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

Harvest levels in the Northern Resources Segment were 5.5 million tons during 2002 and 2.5 million tons during 2001, a 120% increase, due to The Timber Company Merger. Had the merger between Plum Creek and The Timber Company occurred prior to 2001, estimated harvest levels in the Northern Resources Segment for 2001 would have approximated 5.3 million tons. Harvest levels in 2003 are expected to increase 9%. This increase is due primarily to additional harvest in Wisconsin because of the acquisition of 307,000 acres in December 2002 and additional harvest in Oregon as young stands continue to reach maturity.

Harvest levels in the Southern Resources Segment were 13.8 million tons during 2002 and 11.4 million tons during 2001, a 21% increase, due to The Timber Company Merger. Had the merger between Plum Creek and The Timber Company occurred prior to 2001, estimated harvest levels in the Southern Resources Segment for 2001 would have approximated 13.0 million tons. Harvest levels in 2003 are expected to decrease 4% due primarily to lower hardwood pulpwood harvests. In 2002 and 2001, the company took advantage of favorable ground conditions and markets to accelerate harvests in areas with concentration of hardwood pulpwood.

Actual harvest levels may vary from planned levels due to log demand, sales prices, the availability of timber from other sources, the level of timberland sales and acquisitions, the availability of legal access, abnormal weather conditions, fires and other factors that may be outside of our control. We believe that our harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs.

PG. 24 PCL 2002

    U.S.—Canada Softwood Lumber Agreement.

The trade dispute between the United States and Canada continues to be a major source of uncertainty for U.S. lumber markets. On March 31, 2001, the five-year lumber trade agreement between the U.S. and Canada expired. The agreement was intended to limit the volume of lumber that was exported to the U.S. through the assessment of a tariff on annual lumber exports in excess of certain levels from the four major lumber producing Canadian provinces. Prior to this trade agreement, Canadian lumber producers were aggressively increasing their penetration into the U.S. market.

Soon after the agreement expired, U.S. industry coalitions submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. On March 22, 2002, the Department of Commerce rendered its final determination in favor of the U.S. industry coalitions and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties on April 26, 2002 to 18.8% and 8.4%, respectively. Following a final determination by the International Trade Commission on May 2, 2002 that Canadian lumber imports threaten the U.S. industry with material injury, the Department of Commerce put into effect the countervailing and anti-dumping duties on May 22, 2002. However, reports indicate that the final duties have not had the effect of decreasing Canadian lumber imports into the U.S.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. The final import duties imposed by the Department of Commerce have been referred to appeals panels operating under the World Trade Organization and the North American Free Trade Agreement. These appeals could ultimately be determined adversely to U.S. interests, which could result in an increase of Canadian lumber imports into U.S. markets. Moreover, notwithstanding any favorable U.S. rulings, Canadian lumber imports could otherwise increase or remain at current levels. Currently, the U.S. and Canadian governments are attempting to negotiate an agreement to settle the lumber dispute. However, there can be no assurance that an agreement will ever be reached, or that the terms of any such agreement would be favorable to the interests of the U.S. lumber industry. Therefore, other factors remaining unchanged, downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase.

    Comparability of Financial Statement Periods.

We have pursued and expect to continue to pursue both the acquisition and divestiture of timberlands to increase the value of our assets. During the fourth quarter of 2002, we purchased 307,000 acres of timberlands located primarily in Wisconsin, and on October 6, 2001, we completed our merger with The Timber Company. As a result of these acquisitions, our ownership increased to approximately 8.0 million acres at December 31, 2002 and 7.8 million acres at December 31, 2001 from approximately 3.2 million acres at December 31, 2000. We may sell timberlands and facilities, from time to time, if attractive opportunities arise. Accordingly, the comparability of periods covered by the company’s financial statements is, and in the future may be, affected by the impact of acquisitions and divestitures.

PCL 2002 PG. 25

Results of Operations

The following table compares operating income by segment for the years ended (in millions):

	Operating Income by Segment

	December 31,	December 31,	December 30,
	2002	2001	2000

Northern Resources	$80	$30	$27
Southern Resources	227	187	198
Real Estate	64	59	85
Manufactured Products	1	1	- - -
Other	7	8	8

Total Segment Operating Income	379	285	318
Other Costs & Eliminations	(41)	(35)	(15)

Operating Income	$338	$250	$303

As a consequence of The Timber Company Merger and the related reverse acquisition accounting treatment, the financial results for 2002 are not comparable with 2001 and the financial results for 2001 are not comparable with 2000. In order to make the 2002 and 2001 results comparable, we have excluded in the analysis below the revenues and expenses related to Plum Creek’s assets and liabilities for the period January 1, 2002 to October 5, 2002. Furthermore, in order to make the 2001 and 2000 results comparable, we have excluded in the analysis below the revenues and expenses related to Plum Creek’s assets and liabilities for the period October 6, 2001 to December 31, 2001.

    2002 Compared to 2001

Northern Resources Segment. Revenues increased by $184 million, or 135%, to $320 million in 2002. Excluding revenues (for the period January 1, 2002 to October 5, 2002) associated with The Timber Company Merger, annual revenues increased by $22 million, or 16%, to $158 million in 2002. This increase of $22 million was due primarily to higher softwood sawlog sales volume as a result of the age class distribution of our Oregon Timberlands, which has an increasing percentage of mature timber.

Excluding the impact of The Timber Company Merger (for the period January 1, 2002 to October 5, 2002), Northern Resources Segment annual operating income was 28% of its revenues for 2002 and 22% for 2001. This increase was due primarily to higher softwood sawlog volume. Northern Resources Segment costs and expenses increased by $134 million, or 126%, to $240 million in 2002. Excluding costs and expenses (for the period January 1, 2002 to October 5, 2002) associated with The Timber Company Merger, annual costs and expenses increased by $8 million, or 8%, to $114 million. This increase of $8 million was due primarily to higher log and haul costs as a result of higher sales volume.

Southern Resources Segment. Revenues increased by $104 million, or 33%, to $423 million in 2002. Excluding revenues (for the period January 1, 2002 to October 5, 2002) associated with The Timber Company Merger, annual revenues increased by $63 million, or 20%, to $382 million in 2002. This increase of $63 million was due primarily to a higher percentage of delivered log sales ($37 million) and higher log sales volume ($35 million), offset in part by selling stumpage under lump-sum contracts as compared to timber deeds ($8 million).

Revenues increased by $37 million due to the company’s increased percentage of delivered log sales. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under a delivered log sale agreement, the seller is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the seller is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower margins as a percent of revenues, although operating income is not generally affected.

PG. 26 PCL 2002

Revenues increased by $35 million due to higher sales volume. The increased log sales volume was due primarily to a temporary (24 to 36 months) increase in harvest levels. This temporary increase resulted from accelerating the conversion of slower-growing natural stands to faster-growing plantations.

Excluding the impact of The Timber Company Merger (for the period January 1, 2002 to October 5, 2002), Southern Resources Segment annual operating income was 57% of its revenues for 2002 and 59% for 2001. Southern Resources Segment costs and expenses increased by $64 million, or 48%, to $196 million. Excluding costs and expenses (for the period January 1, 2002 to October 5, 2002) associated with The Timber Company Merger, costs and expenses increased by $33 million, or 25%, to $166 million in 2002. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber and higher sales volume.

Real Estate Segment. Revenues increased by $18 million, or 23%, to $98 million in 2002. Excluding revenues (for the period January 1, 2002 to October 5, 2002) associated with The Timber Company Merger, revenues decreased by $20 million, or 25%, to $60 million. This decrease of $20 million was due primarily to the timing of real estate sales. As a major landowner, approximately 400,000 acres of the company’s approximately 8 million acres of timberlands are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management. Furthermore, the company estimates that an additional 900,000 acres may also be suited for conservation, residential or recreational development. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation and the timing of harvesting activities.

Excluding the impact of The Timber Company Merger (for the period January 1, 2002 to October 5, 2002), Real Estate Segment operating income was 78% of its revenues for 2002 and 74% for 2001. This increase was due primarily to a higher percentage of conservation easements during 2002. There is no book basis allocated to the sale of conservation easements. Real Estate Segment costs and expenses increased by $13 million, or 62%, to $34 million in 2002. Excluding costs and expenses (for the period January 1, 2002 to October 5, 2002) associated with The Timber Company Merger, costs and expenses decreased by $8 million, or 38%, to $13 million.

Manufactured Products Segment. Revenues increased by $295 million, or 343%, to $381 million in 2002. Excluding revenues (for the period January 1, 2002 to October 5, 2002) associated with The Timber Company Merger, revenues increased by $4 million, or 5%, to $90 million. This increase of $4 million was due primarily to our new thin-board MDF facility, which began operations in the fourth quarter of 2001. We sold 18 million square feet of thin-board MDF during the fourth quarter of 2002 compared to 5 million square feet during the fourth quarter of 2001.

Excluding the impact of The Timber Company Merger (for the period January 1, 2002 to October 5, 2002), Manufactured Products Segment operating loss was $5 million during 2002 compared to $1 million of operating income during 2001. This decrease in operating performance was due primarily to lower lumber prices as a result of excess supply caused by over production by U.S. and Canadian mills and higher MDF operating costs. Manufactured Products Segment costs and expenses increased by $295 million, or 347%, to $380 million in 2002. Excluding costs and expenses (for the period January 1, 2002 to October 5, 2002) associated with The Timber Company Merger, costs and expenses increased by $10 million, or 12%, to $95 million. This increase of $10 million was primarily due to higher MDF production volume and higher MDF operating costs.

Other Segment. Revenues were $9 million in 2002 and 2001. Expenses were $2 million during 2002, an increase of $1 million over 2001.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $41 million in 2002, compared to a decrease of $35 million in 2001. This change of $6 million was due primarily to $22 million of higher corporate expenses due to the increase in the size of the company, offset by a reduction of $10 million for intercompany profit elimination and $6 million for severance costs. During the fourth quarter of 2001, we incurred $6 million of merger-related

PCL 2002 PG. 27

severance costs. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. Prior to The Timber Company Merger, The Timber Company did not have any deferred profit on log sales. From the date of the merger to December 31, 2001, the company deferred profit of $9 million on intercompany log sales. The company released intercompany profit of $1 million during 2002. At December 31, 2002 the deferred profit on intercompany sales was $8 million.

Interest Expense. Net interest expense increased by $49 million, or 91%, to $103 million for 2002. This increase was due primarily to the $837 million of Plum Creek’s debt that was acquired in connection with The Timber Company Merger.

Provision for Income Taxes. The provision for income taxes was $2 million for 2002 compared to a net benefit of $142 million for 2001. During the fourth quarter of 2001, we recognized a tax benefit of $216 million in connection with The Timber Company Merger. For the period January 1, 2001 to October 5, 2001, The Timber Company recognized a tax expense of approximately $70 million. As a REIT, Plum Creek is generally not subject to corporate income tax except for certain transactions that are subject to built-in gains tax and certain non-REIT activities that are conducted through taxable REIT subsidiaries. See Note 5 of the Notes to Financial Statements.

    2001 Compared to 2000

Northern Resources Segment. Revenues increased by $57 million, or 72%, to $136 million in 2001. Excluding revenues (for the period October 6, 2001 to December 31, 2001) associated with The Timber Company Merger, revenues decreased by $8 million, or 10%, to $71 million. This decrease of $8 million was due primarily to lower softwood sawlog prices. Softwood sawlog prices decreased by 15% due primarily to weak lumber and plywood prices and an abundant supply of logs. Product prices decreased due primarily to the slowing U.S. economy and excess lumber and plywood capacity. There was an abundant supply of logs due primarily to numerous lumber and plywood mill closures as a result of weak product prices.

Excluding the impact of The Timber Company Merger (for the period October 6, 2001 to December 31, 2001), Northern Resources Segment operating income was 20% of its revenues for 2001 and 35% for 2000. This decline was due primarily to lower softwood sawlog prices. Northern Resources Segment costs and expenses increased by $54 million, or 104%, to $106 million in 2001. Excluding costs and expenses (for the period October 6, 2001 to December 31, 2001) associated with The Timber Company Merger, costs and expenses increased by $5 million, or 10%, to $57 million.

Southern Resources Segment. Revenues increased by $16 million, or 5%, to $319 million in 2001. Excluding revenues (for the period October 6, 2001 to December 31, 2001) associated with The Timber Company Merger, total revenues for this segment were stable at $303 million for both 2001 and 2000. However, even though total segment revenues did not change, there were significant changes in revenue components. Segment revenues decreased by $38 million due to lower log prices. However, this decrease was offset in part by increases of $18 million resulting from a higher percentage of delivered log sales, and $15 million resulting from higher harvest levels.

Softwood sawlog prices decreased by 14% due primarily to weak lumber and plywood prices and an abundant supply of logs. Product prices decreased due primarily to the slowing U.S. economy and excess lumber and plywood capacity. In turn, log supplies were abundant primarily because of numerous lumber and plywood mill closures resulting from weak product prices.

Revenues increased by $18 million due to a greater percentage of delivered log sales compared to sales of standing timber. Under a delivered log sale agreement, the seller is responsible for log and haul costs, whereas the buyer incurs these costs when standing timber is sold. While revenues are higher when the seller is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount.

Excluding the impact of The Timber Company Merger (for the period October 6, 2001 to December 31, 2001), Southern Resources Segment operating income was 60% of its revenues for 2001 and 65% for 2000. This decline

PG. 28 PCL 2002

was due primarily to lower softwood sawlog prices. Southern Resources Segment costs and expenses increased by $27 million, or 26%, to $132 million in 2001. Excluding costs and expenses (for the period October 6, 2001 to December 31, 2001) associated with The Timber Company Merger, costs and expenses increased by $18 million, or 17%, to $123 million. This increase of $18 million was due primarily to an increase in log and haul costs and higher depletion expense, offset in part by lower operating expenses. Log and haul costs increased by $18 million due primarily to a higher percentage of delivered log sales compared to sales of standing timber. Depletion expense increased by $12 million due primarily to a refinement in the amount of future silviculture costs that are expected to be incurred to generate expected growth rates. Operating expenses decreased by $11 million due primarily to the change in accounting method for silviculture costs. Beginning in 2001, silviculture costs were capitalized while they were expensed in 2000.

Real Estate Segment. Revenues decreased by $23 million, or 22%, to $80 million in 2001. Excluding revenues (for the period October 6, 2001 to December 31, 2001) associated with The Timber Company Merger, revenues decreased by $29 million, or 28%, to $74 million. This decrease of $29 million was due primarily to the timing of real estate sales. As a major landowner, approximately 400,000 acres of the company’s approximately 8 million acres of timberlands are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management. Furthermore, the company estimates that an additional 900,000 acres may also be suited for conservation, residential or recreational development. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation and the timing of harvesting activities.

Excluding the impact of The Timber Company Merger (for the period October 6, 2001 to December 31, 2001), Real Estate Segment operating income was 80% of its revenues for 2001 and 83% for 2000. Real Estate Segment costs and expenses increased by $3 million, or 17%, to $21 million in 2001. Excluding costs and expenses (for the period October 6, 2001 to December 31, 2001) associated with The Timber Company Merger, costs and expenses decreased by $3 million, or 17%, to $15 million.

Manufactured Products Segment. Prior to The Timber Company Merger, the financial statements represent those of The Timber Company which did not have any manufacturing operations. For the period October 6, 2001 to December 31, 2001 Manufactured Products Segment revenues were $86 million, expenses were $85 million and operating income was $1 million.

Other Segment. Revenues increased by $1 million, or 13%, to $9 million in 2001. Expenses were $1 million during 2001 but were less than $1 million during 2000.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $35 million in 2001, compared to a decrease of $15 million in 2000. This change of $20 million was due primarily to $9 million of intercompany profit elimination, $6 million of merger-related severance costs and higher corporate expenses due to the increase in size of the company. At December 31, 2001, the deferred profit on intercompany log sales was $9 million. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. Prior to The Timber Company Merger, The Timber Company did not have any deferred profit on log sales.

Interest Expense. Net interest expense increased by $10 million, or 23%, to $54 million for 2001. This increase was due primarily to the $837 million of Plum Creek’s debt that was acquired in connection with The Timber Company Merger.

Financial Condition and Liquidity

Net cash provided by operating activity increased by $145 million, or 65%, to $368 million for 2002 compared to $223 million for 2001. The increase of $145 million was due primarily to The Timber Company Merger. As a

PCL 2002 PG. 29

result, non-cash operating expenses (depreciation, depletion, amortization and basis of real estate sold) increased by $60 million and cash taxes decreased by $52 million. Net cash provided by operating activities totaled $223 million in 2001 compared to $593 million in 2000, a decrease of $370 million. This decrease of $370 million was due primarily to the monetization in 2000 of an installment note receivable from the sale of 194,000 acres of timberlands in California during 1999.

Cash and cash equivalents at December 31, 2002 was $246 million compared to $193 million at December 31, 2001. The increase was due primarily to Plum Creek accelerating the payment of the fourth quarter 2001 dividend. Plum Creek paid the dividend for the fourth quarter of 2001 on December 28, 2001. Normally, the fourth quarter dividend for 2001 would have been paid in February 2002. The payment of the fourth quarter 2001 dividend was accelerated because of our merger with The Timber Company and the REIT requirement under the Internal Revenue Code that all earnings and profits inherited in connection with a merger must be distributed by January 31st of the year following the merger.

On October 6, 2001, in connection with The Timber Company Merger, Plum Creek issued approximately 112.7 million shares and assumed 3.8 million stock options, and replaced the approximate $650 million of Georgia-Pacific debt that was allocated to The Timber Company with third party debt. The $650 million of debt was replaced with $500 million of fixed rate debt and $150 million of variable rate debt.

At December 31, 2002, our lines of credit were comprised of a $600 million revolving line of credit maturing on September 30, 2005 and a $150 million 364-day revolving line of credit maturing on November 25, 2003. The rates for both revolving lines of credit are based on LIBOR plus 1.5%, which includes facility fees. Interest rates for both revolving lines are based on a series of borrowings with maturities that can range from one week to six month. The average interest rate for both facilities at December 31, 2002 was 3.6% and on January 2, 2003, the average rate was 3.0%.

Borrowings on the lines of credit fluctuate daily based on cash needs. Subject to customary covenants, the lines of credit allow for borrowings from time to time up to $750 million, including up to $50 million of standby letters of credit. As of December 31, 2002, $80 million remained available for borrowing under the lines of credit and there were outstanding standby letters of credit of $658,000. In January 2003, $246 million of the borrowings under the line of credit was repaid. The 364-day Revolving Line of Credit was classified as long-term debt due to the company’s intent and subsequent refinancing of these borrowings on a long-term basis.

On January 22, 2003, the company issued $300 million of senior notes maturing serially in 2008 to 2013 consisting of the following (in millions):

Principal Amount	Interest Rate	Maturity

$ 20	3-month LIBOR plus 1.445%	2008
47	4.96%	2008
55	5.48%	2010
178	6.18%	2013

$300

The proceeds from the issuance of these notes were used to repay a portion of the outstanding borrowings under the lines of credit and for general business funding purposes.

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). Our borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves less capital expenditures and principal payments on indebtedness that are not financed. In addition, our lines of credit require that we maintain an interest coverage ratio and maximum leverage ratio. We were in compliance with all of our borrowing agreement covenants as of December 31, 2002.

PG. 30 PCL 2002

Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year.

On January 28, 2003, our board of directors declared a dividend of $0.35 per share for the fourth quarter of 2002. Total dividends for the fourth quarter will approximate $65 million and will be paid on February 28, 2003 to stockholders of record on February 14, 2003. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the price and demand for Plum Creek’s products and the general market for timberlands and those timberland properties that have higher and better uses. Other factors that our board of directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders. On October 17, 2002, our board authorized the company to buy back up to $200 million of the company’s outstanding common stock. In January 2003, the company began to purchase shares of common stock. As of February 28, 2003 the company had bought back 1,406,600 shares of common stock for a total cost of $30.4 million.

Capital expenditures for 2002 were $249 million, $59 million for 2001 and $135 million for 2000. The capital expenditures amount for 2002 includes approximately $141 million for the acquisition of 307,000 acres of timberlands located primarily in Wisconsin from Stora Enso North America Corporation. The $141 million purchase price was primarily financed using existing lines of credit. Planned capital expenditures for 2003 are expected to be approximately $92 million and include approximately $60 million for our timberlands, $15 million for the development of our coalbed methane and $6 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees.

Other Information

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets’ useful lives. Any subsequent changes to the fair value of the liability will be expensed. Adoption of this standard is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued Interpretation (“FIN”) No. 45,“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of FASB No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34. FIN No. 45 provides guidance for the initial recognition and measurement, applicable prospectively to all guarantees issued or modified after December 31, 2002, and disclosure requirements effective for financial statements of interim and annual reporting periods ending after December 15, 2002. Adoption of this interpretation is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46,“Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have (i) the characteristics of a controlling financial interest or (ii) sufficient at-risk equity. FIN No. 46 applies to a broad range of unconsolidated investee entities (e.g. joint ventures, partnerships and cost basis investments) and, effective for financial statements issued after January 31,

PCL 2002 PG. 31

2003, adds certain disclosure requirements. Adoption of this interpretation is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

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

Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. In 1995, the U.S. and Canadian governments entered into a five-year lumber trade agreement that became effective April 1, 1996. The trade agreement was intended to limit the volume of Canadian lumber exported into the U.S. from the four major producing Canadian provinces through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain levels.

The trade agreement expired in late March 2001, and soon thereafter U.S. industry coalitions submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. On March 22, 2002, the Department of Commerce rendered its final determination in favor of the U.S. industry coalitions and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these

PG. 32 PCL 2002

duties on April 26, 2002 to 18.8% and 8.4%, respectively. Following a final determination by the International Trade Commission on May 2, 2002 that Canadian lumber imports threaten the U.S. industry with material injury, the Department of Commerce put into effect the countervailing and anti-dumping duties on May 22, 2002. However, reports indicate that the final duties have not had the effect of decreasing Canadian lumber imports into the U.S.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. The final import duties imposed by the Department of Commerce have been referred to appeals panels operating under the World Trade Organization and the North American Free Trade Agreement. These appeals could ultimately be determined adversely to U.S. interests, which could result in an increase of Canadian lumber imports into U.S. markets. Moreover, notwithstanding any favorable U.S. rulings, Canadian lumber imports could otherwise increase or remain at current levels. Currently, the U.S. and Canadian governments are attempting to negotiate an agreement to settle the lumber dispute. However, there can be no assurance that an agreement will ever be reached, or that the terms of any such agreement would be favorable to the interests of the U.S. lumber industry. Therefore, other factors remaining unchanged, downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase.

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

PCL 2002 PG. 33

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

    Provisions in Our Certificate of Incorporation and Delaware Law May Prevent a Change in Control

Some provisions of our certificate of incorporation may discourage a third party from seeking to gain control of us. For example, the ownership limitations described in our certificate of incorporation could have the effect of delaying, deferring, or limiting a change of control in which holders of our common stock might receive a premium for their shares over the then prevailing market price. The following is a summary of provisions of our certificate of incorporation that may have this effect.

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

PG. 34 PCL 2002

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

    Our Timberlands and Manufacturing Facilities Are Subject to Federal and State Environmental Regulations

We are subject to regulation under, among other laws, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the National Environmental Policy Act, and the Endangered Species Act, as well as similar state laws and regulations. Violations of various statutory and regulatory programs that apply to our operations could result in civil penalties, remediation expenses, potential injunctions, cease and desist orders and criminal penalties. We engage in the following activities that are subject to regulation:

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

PCL 2002 PG. 35

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

On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron. On June 15, 2002, Arthur Andersen was found guilty of obstruction of justice. As a result of this conviction, Arthur Andersen ceased practicing before the SEC in August of 2002. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the filing of a consent or report of Arthur Andersen in certain circumstances. Notwithstanding the SEC’s regulatory relief, the inability of Arthur Andersen to provide a consent or report could negatively affect Plum Creek’s ability to access the capital markets.

Tax Risk Factors

If Georgia-Pacific’s Redemption of Timber Company Common Stock Did Not Qualify for Tax-Free Treatment, Georgia-Pacific and the former Holders of Timber Company Common Stock Would Be Subject to Tax

We and Georgia-Pacific sought a ruling from the Internal Revenue Service to the effect that neither Georgia-Pacific nor the holders of Timber Company Stock would recognize gain for federal income tax purposes with respect to Georgia-Pacific’s redemption of each outstanding share of Timber Company Stock.

The Internal Revenue Service exercised its discretion not to issue the ruling on the basis that the evidence proffered in support of the business purposes for the redemption did not meet the high standard that the published procedures of the Internal Revenue Service require taxpayers to satisfy in order to receive favorable rulings. As a result, we and Georgia-Pacific received opinions from our respective tax counsel that the redemption would be tax-free under section 355 of the Internal Revenue Code. These opinions, however, are not binding on the Internal Revenue Service. If, for any reason, the redemption was not eligible for treatment under section 355 of the Internal Revenue Code, Georgia-Pacific would recognize gain on the redemption and we would generally be responsible for 50% of such liability in excess of the proceeds of the insurance policies obtained by The Timber Company to cover a portion of such exposure.

On September 13, 2002, Georgia-Pacific entered into a Closing Agreement with the Internal Revenue Service completing a pre-filing review of Georgia-Pacific’s federal income tax reporting of the redemption of Timber Company Stock. Under the terms of the Closing Agreement, the Internal Revenue Service agreed that neither Georgia-Pacific nor the former holders of Timber Company Stock would recognize a gain or loss as a result of the redemption of Timber Company Stock. Georgia-Pacific and we believe that the Closing Agreement is conclusive with respect to the most material tax consequences associated with Georgia-Pacific’s redemption of Timber Company Stock, except as described below with respect to section 355(e) of the Internal Revenue Code.

We Will Have to Abide by Potentially Significant Restrictions With Respect to Issuances of Our Equity Securities Until October 2003

The Closing Agreement between Georgia-Pacific and the Internal Revenue Service regarding Georgia-Pacific’s redemption of Timber Company Stock is based on facts that were in existence on the date of redemption. Georgia-Pacific may be subject to tax under section 355(e) of the Internal Revenue Code if acquisitions or issuances of our stock following the merger cause the former holders of Timber Company Stock to own less than a majority of the outstanding shares of our common stock. In particular, section 355(e) of the Internal Revenue Code will apply if such issuances or acquisitions occur as part of a plan or series of related transactions that include the redemption. For this purpose, any acquisitions or issuances of our stock before October 2003 are presumed to be part of such a plan, although we and Georgia-Pacific may be able to rebut that presumption. If such an issuance or acquisition of

PG. 36 PCL 2002

our stock triggers the application of section 355(e) of the Internal Revenue Code, Georgia-Pacific would recognize taxable gain on the redemption, but the redemption would generally be tax-free to each of the former holders of Timber Company Stock. Assuming the price of our common stock on October 5, 2001 was the correct measure of the fair market value of the six entities that comprised The Timber Company, and assuming that Georgia-Pacific had little or no tax basis in the stock of the six entities that comprised The Timber Company, the federal income tax liability would be approximately $1.0 billion, excluding interest and any penalties. Under the tax matters agreement between us and Georgia-Pacific, we would be required to indemnify Georgia-Pacific against that taxable gain if it were triggered by an acquisition or issuance of our stock. As of the effective date of the merger, the former holders of Timber Company Stock held approximately 62% of the outstanding shares of our common stock on a fully diluted basis.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Approximately $1.2 billion of the long-term debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in millions) based upon maturity dates of the debt obligations and the related weighted average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2002, was LIBOR plus 1.5% which includes facility fees (3.6%), however, this rate could range from LIBOR plus 0.75% to LIBOR plus 1.75% depending on our financial results.

									Fair
December 31, 2002		2003	2004	2005	2006	2007	Thereafter	Total	Value(B)

Long-term debt, including current portion
	Fixed rate debt	$33	$33	$32	$161	$125	$819	$1,203	$1,335
	Avg. interest rate	8.1%	8.0%	7.9%	7.9%	7.8%	7.7%
	Variable rate debt(A)			$599			$70	$669	$669

(A)	In January 2003, $246 million of variable rate debt was repaid.

(B)	The increase in the fair value of fixed rate debt compared to 2001 is due primarily to a decline in market interest rates for long-term debt.

									Fair
December 31, 2001		2002	2003	2004	2005	2006	Thereafter	Total	Value

Long-term debt, including current portion
	Fixed rate debt	$34	$33	$33	$32	$161	$919	$1,212	$1,218
	Avg. interest rate	8.2%	8.2%	8.1%	8.0%	7.9%	7.8%
	Variable rate debt				$469			$469	$469
PCL 2002 PG. 37

Item 8. Financial Statements and Supplementary Data

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

	December 31,	December 31,	December 30,
(In Millions, Except Per Share Amounts)	2002	2001	2000

Revenues:
Timber	$649	$423	$382
Real Estate	98	80	103
Manufacturing	381	86	- - -
Other	9	9	8

Total Revenues	1,137	598	493
Costs and Expenses:
Cost of Goods Sold:
Timber	318	188	134
Real Estate	34	20	18
Manufacturing	370	83	- - -
Other	2	1	- - -

Total Cost of Goods Sold	724	292	152
Selling, General and Administrative	75	56	38

Total Costs and Expenses	799	348	190

Operating Income	338	250	303
Interest Expense, net	103	54	44

Income before Income Taxes	235	196	259
(Provision) Benefit for Income Taxes	(2)	142	(97)

Net Income	$233	$338	$162

Net Income per Share—Basic	$1.26	$2.61	$1.44

Net Income per Share—Diluted	$1.26	$2.58	$1.42

Weighted average number of Shares outstanding—Basic	184.7	129.5	112.7

Weighted average number of Shares outstanding—Diluted	185.4	130.7	113.9

See accompanying Notes to Consolidated Financial Statements

PG. 38 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In Millions, Except Share Data)	2002	2001

Assets
Current Assets:
Cash and Cash Equivalents	$246	$193
Restricted Advance from Customer	4	- - -
Accounts Receivable	33	31
Inventories	58	56
Investment in Grantor Trust	10	12
Deferred Tax Asset	11	2
Other Current Assets	16	12

	378	306
Timber and Timberlands—Net	3,599	3,480
Property, Plant and Equipment—Net	307	316
Other Assets	5	20

Total Assets	$4,289	$4,122

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$33	$34
Accounts Payable	25	27
Interest Payable	21	21
Wages Payable	23	21
Taxes Payable	11	9
Deferred Revenue	18	14
Liabilities Associated with Grantor Trust	10	11
Other Current Liabilities	14	12

	155	149
Long-Term Debt	1,170	1,178
Lines of Credit	669	469
Deferred Tax Liability	44	38
Other Liabilities	29	41

Total Liabilities	2,067	1,875

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized shares—75 million, outstanding—none	- - -	- - -
Common stock, $0.01 par value, authorized shares—300 million, outstanding— 184,861,615 at December 31, 2002 and 183,825,407 at December 31, 2001	2	2
Additional Paid-In Capital	2,197	2,227
Retained Earnings	23	17
Other Equity	- - -	1

Total Stockholders’ Equity	2,222	2,247

Total Liabilities and Stockholders’ Equity	$4,289	$4,122

See accompanying Notes to Consolidated Financial Statements

PCL 2002 PG. 39

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 31,	December 31,	December 30,
(In Millions)	2002	2001	2000

Cash Flows From Operating Activities:
Net Income	$233	$338	$162
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	105	55	27
Basis of Real Estate Sold	28	18	17
Deferred Income Taxes	1	(198)	29
Working Capital Changes, Net of Effect of Business Acquisition	(3)	(4)	16
Monetization of Note Receivable	- - -	- - -	342
Other	4	14	- - -

Net Cash Provided By Operating Activities	368	223	593

Cash Flows From Investing Activities:
Property Additions (Excluding Tax-Deferred Exchanges)	(231)	(76)	(64)
Timberlands Acquired with Tax-Deferred Exchange Proceeds, Net	(18)	17	(71)
Merger Costs	- - -	(29)	(4)
Cash Received in Conjunction with Acquisition	- - -	159	- - -

Net Cash Provided By (Used In) Investing Activities	(249)	71	(139)

Cash Flows From Financing Activities:
Dividends	(275)	(209)	- - -
Net Cash Returned to Georgia-Pacific Corporation	- - -	(115)	(144)
Borrowings of Long-term Debt	25	536	- - -
Retirement of Long-term Debt	(34)	(676)	(310)
Borrowings on Lines of Credit	1,708	499	- - -
Repayments on Lines of Credit	(1,508)	(153)	- - -
Proceeds from Stock Option Exercises	18	32	- - -
Other	- - -	(15)	- - -

Net Cash Used In Financing Activities	(66)	(101)	(454)

Increase In Cash and Cash Equivalents	53	193	- - -
Cash and Cash Equivalents:
Beginning of Period	193	- - -	- - -

End of Period	$246	$193	$ - - -

Supplementary Cash Flow Information
Cash Paid During the Year for:
Interest	$110	$69	$72
Income Taxes—Net	$4	$56	$67
Cash Received in Connection with Acquisition:
Fair Value of Assets Acquired		$2,659
Liabilities Assumed		970
Stock Issued		(1,848)

Cash Acquired		$159

See accompanying Notes to Consolidated Financial Statements

PG. 40 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

General. Plum Creek Timber Company, Inc. (“Plum Creek” or the “company”), a Delaware Corporation, is a real estate investment trust, or REIT, for federal income tax purposes. At December 31, 2002, the company owned and managed more than 8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. We believe that approximately 400,000 acres of the company’s approximately 8 million acres of timberlands are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management. Furthermore, the company estimates that an additional 900,000 acres may also be suited for conservation, residential or recreational development.

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

On October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares. In connection with the redemption, each outstanding share of Timber Company Stock was exchanged for one unit, or a “Unit,” that represented one outstanding share of common stock of each of the former subsidiaries of Georgia-Pacific, which collectively held all of the assets and liabilities attributed to The Timber Company. On October 6, 2001, The Timber Company merged with and into Plum Creek, with Plum Creek as the surviving company (“The Timber Company Merger”). As a part of the merger, The Timber Company shareholders received 1.37 shares of Plum Creek’s common stock for each Unit, or approximately 112.7 million shares.

The Timber Company Merger in 2001 has been accounted for as a reverse acquisition, with The Timber Company being treated as the acquirer for accounting and financial reporting purposes. As a consequence, even though The Timber Company ceased to exist for legal purposes, the historical financial statements of The Timber Company have become the financial statements of Plum Creek effective as of the consummation date of the merger. Therefore, the statement of income for the year ended December 31, 2001 includes the operating results of The Timber Company through October 5, 2001 and the operating results of the consolidated company from the date of the merger. The statement of income for the year ended December 30, 2000 reflects only the operating results of The Timber Company. Because the merger was accounted for as a reverse acquisition, in general when we refer to “Plum Creek” we are referring to Plum Creek Timber Company, Inc. after giving effect to the merger and when we refer to “The Timber Company” we are referring to the historic operations of The Timber Company prior to the merger. See Note 2 of the Notes to Financial Statements.

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

PCL 2002 PG. 41

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

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

Interest was charged to The Timber Company in proportion to the respective amount of its debt at a rate equal to the weighted average interest rate of Georgia-Pacific’s debt calculated on a quarterly basis. Georgia-Pacific’s management believed that this method of allocating the cost of debt was equitable and provided a reasonable estimate of the cost attributable to the two business groups. Changes to the cost of Georgia-Pacific’s debt were reflected in adjustments to the weighted average interest cost of such debt.

A portion of Georgia-Pacific’s shared general and administrative expenses (such as executive management, human resources, legal, accounting and auditing, tax, treasury, strategic planning and information systems support) were allocated to The Timber Company based upon identification of such services specifically used by The Timber Company. Where determinations based on a specific usage alone have been impracticable, other methods and criteria were used that Georgia-Pacific’s management believed were equitable and provided a reasonable estimate of the cost attributable to The Timber Company. These methods consisted of allocation cost based on (i) number of employees of each group, (ii) percentage of office space and (iii) estimated percentage of staff time utilized. The total of these allocations were $2 million for 2001 through the date of the merger and $3 million for 2000. It is not practicable to provide a detailed estimate of the expense that would have been recognized if The Timber Company had been a separate legal entity.

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

The federal income taxes of Georgia-Pacific and the subsidiaries that owned assets allocated to The Timber Company were determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds were allocated to The Timber Company based principally on the taxable income and tax credits directly attributable to it. Such allocations reflected The Timber Company’s contribution (positive or negative) to Georgia-Pacific’s consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits, if any, generated by The Timber Company that could not have been used by The

PG. 42 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Timber Company, but could be used on a consolidated basis, were credited to The Timber Company. Had The Timber Company filed separate tax returns, the provision for income taxes and net income for The Timber Company would not have differed significantly from the amounts reported on its statements of income for the year ended December 30, 2000. Additionally, had The Timber Company filed a separate tax return for 2001 through the date of The Timber Company Merger, the provision for income taxes and net income for Plum Creek would not have differed significantly from the amounts reported on its statement of income for the year ended December 31, 2001. However, the amounts of current and deferred taxes and taxes payable or refundable allocated to The Timber Company on the historical financial statements may differ from those that would have been allocated had The Timber Company filed separate income tax returns.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Concentrations. Sales of the company’s products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Changes in these industries may significantly affect management’s estimates and the company’s performance.

Revenue Recognition. Timber sales are recognized when legal ownership and the risk of loss transfer to the purchaser and the quantity sold is determinable. This occurs when a purchaser acquires stumpage or standing timber, or when a purchaser receives logs on a delivered sale agreement. There are two types of stumpage agreements. First, a timber deed agreement is one in which the buyer purchases and takes title to all timber on a tract of land. When title passes (usually when the contract is signed), revenue is recognized for the full value of all timber on the tract. Second, a pay-as-cut contract agreement is one in which the purchaser acquires the right to harvest specified timber on a tract, at an agreed-to price per unit. The sale and any related advances are recognized as the purchaser harvests the timber on the tract. For delivered sales, the title and risk of loss passes and revenue, including amounts billed for shipping and handling, is recognized, when the log is delivered to the customer.

Subsequent to The Timber Company Merger, as a result of certain REIT requirements, the company ceased using timber deed agreements and began using lump-sum sale agreements. Under a lump-sum sale, the parties agree to a lump-sum price for all the timber available for harvest on a tract of land. Generally the lump-sum price is paid when the contract is signed. However, unlike timber deeds, title to the timber and risk of loss transfers to the buyer as the timber is cut. Therefore, revenue is recognized each month based on the timber harvested compared to total timber available to be harvested on a tract of land over the term of the contract (usually 12 to 18 months). An adjustment may be required at the completion of the contract to the extent the actual timber harvested was different than the estimate of timber available for harvest based on the timber cruise.

PCL 2002 PG. 43

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Revenues generated from the sale of lumber, plywood, MDF and related by-products, primarily wood chips, and amounts billed for shipping and handling, are generally recognized at the time of delivery. Revenues generated from real estate sales include the sale of higher and better use timberlands and non-strategic timberlands and are generally recognized when the sale is consummated. In some of these transactions, the company exchanged timberlands that qualified for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these exchanges involved a third party intermediary, whereby the third party intermediary received proceeds related to the property disposed and then reinvested the proceeds in like-kind property. The proceeds are generally recorded as revenues when they are received by the third party intermediary.

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds. The company periodically reviews the credit rating of the financial institution where the money market funds are maintained. The company has restricted cash related to certain advances from a customer associated with lump-sum timber sales. When the trees associated with these lump-sum contracts are cut, the company may access the cash.

Accounts Receivable. Accounts receivable at December 31, 2002 and 2001 is presented net of an allowance for doubtful accounts of $1 million. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history and credit ratings of individual customers and existing economic conditions. Delinquent accounts, are charged off against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

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

Timber and Timberlands. Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber previously harvested and accumulated road amortization. The company capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands (other than lease payments for the purchase of standing timber, in which case the payments are capitalized) and forest management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over 30 years. Costs for roads that are built to access multiple logging sites over numerous years are capitalized and amortized over 6 years. Costs for roads built to access a single logging site are expensed as incurred.

Costs attributable to timber harvested, or depletion, are charged against income as trees are cut. Depletion rates are determined annually based on the relationship between net carrying value of the timber plus certain capitalizable silviculture costs expected to be incurred over the harvest cycle and total timber volume estimated to be available over the harvest cycle. The depletion rate calculations do not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with real estate sales.

PG. 44 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

The company changed its accounting policy for timber reforestation costs in the fourth quarter of 2001. Effective retroactively beginning January 1, 2001, the company capitalizes certain costs incurred after a timber stand has been established, primarily silviculture costs, that were previously expensed. In order to achieve better matching of these costs with the revenues realized from the eventual sale of timber, silviculture costs (fertilization and herbicide application) are now capitalized. The company believes that this change is more consistent with industry practice and is preferable under the circumstances in which the company manages its timberlands. Costs related to pre-merchantable and merchantable timber that are now capitalized include site preparation, planting, fertilization, herbicide application and pre-commercial thinning. These costs are charged against revenue at the time revenue is recognized on the sale of timber.

The cumulative effect of this policy change is not reflected in the beginning balance of Timber and Timberlands because information is not available to compute the cumulative effect of the change over the prior harvest cycle of approximately 30 years. The new capitalization policy was applied retroactively as of January 1, 2001, and resulted in a restatement of the first three quarters of 2001. Implementation of the new accounting policy increased operating income in 2001 by approximately $18 million and net income by approximately $13 million, or $0.10 per diluted share.

Plum Creek enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. During 2002, the company acquired assets totaling $18 million under tax-deferred exchange transactions compared to $25 million during 2001 and $32 million during 2000. Also during 2002, the company disposed of assets for consideration of $36 million under tax-deferred exchange transactions, compared to $30 million during 2001 and $76 million during 2000.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced properties are retired. Replacement of minor components of property and repair and maintenance costs, are charged to expense as incurred.

All property, plant and equipment other than manufacturing machinery (lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on a units-of-production basis, which approximates a straight-line basis. Useful lives are 25 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

In accounting for its coalbed methane gas exploration and development costs, the company follows the successful efforts method. Under this method, the gas exploratory costs, other than those of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending discovery of proved commercial reserves, and either (i) expensed, if proven commercial reserves are not discovered, or (ii) capitalized with costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and crude oil. The costs of producing properties are amortized using the units-of-production method over estimated recoverable gas reserves.

Shipping and Handling Costs. Costs incurred for shipping timber and manufactured products are included in cost of goods sold.

Stock-Based Compensation Plans. At December 31, 2002, the company had stock-based employee compensation plans, which are described more fully in Note 11 of the Notes to Financial Statements. Prior to 2002, the company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Except for approximately $0.6 million related to the acceleration in vesting of certain Timber Company options in 2001, no

PCL 2002 PG. 45

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

stock-based employee compensation cost related to stock options is reflected in 2001 and 2000 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In the second quarter of 2002 the company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, effective January 1, 2002 prospectively to all employee awards granted, modified, or settled after January 1, 2002.

Accounting for employee stock options in accordance with SFAS No. 123 is considered preferable because it results in all forms of employee compensation, including stock-based compensation, being charged to expense in the income statement. This accounting policy change will have no impact on previously reported operating income or net income. The impact of the accounting change on compensation expense was an increase of approximately $0.4 million for 2002. In accordance with the transitioning provisions of SFAS No. 123, no cumulative effect adjustment is being recorded.

Stock option awards generally vest over a four-year period at a rate of 25% per year. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in millions, except per share amounts):

	Year Ended

	December 31,	December 31,	December 30,
	2002	2001	2000

Net income, as reported	$233	$338	$162
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(A)	5	1	- - -
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(4)	(3)

Pro forma net income	$233	$335	$159

Earnings per share:
Basic—as reported	$1.26	$2.61	$1.44

Basic—pro forma	$1.26	$2.59	$1.41

Diluted—as reported	$1.26	$2.58	$1.42

Diluted—pro forma	$1.26	$2.56	$1.40

(A)	In addition to approximately $0.4 million expense recognized related to stock options in 2002 and $0.6 million in 2001, stock-based compensation expense includes $4.2 million accrued for Plum Creek value management awards and dividend equivalents, and grants of restricted stock in 2002 and $0.7 million in 2001 (for the period October 6, 2001 to December 31, 2001). Since both the value management awards and the dividend equivalents are paid 50% in company stock and 50% in cash, we also expensed $3.3 million in 2002 and $0.6 million in 2001 for the cash portion of these awards. See Note 11 of the Notes to Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified to conform with the 2002 presentation. The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The statement provides

PG. 46 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets’ useful lives. Any subsequent changes to the fair value of the liability will be expensed. Adoption of this standard is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands on the accounting guidance of FASB No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34. FIN No. 45 provides guidance for the initial recognition and measurement, applicable prospectively to all guarantees issued or modified after December 31, 2002, and disclosure requirements effective for financial statements of interim and annual reporting periods ending after December 15, 2002. Adoption of this interpretation is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have (i) the characteristics of a controlling financial interest or (ii) sufficient at-risk equity. FIN No. 46 applies to a broad range of unconsolidated investee entities (e.g. joint ventures, partnerships and cost basis investments) and, effective for financial statements issued after January 31, 2003, adds certain disclosure requirements. Adoption of this interpretation is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

Note 2.	Acquisitions and Dispositions

During the fourth quarter of 2002, Plum Creek acquired 307,000 acres of timberlands located primarily in Wisconsin for approximately $141 million. The timberlands contain a diversified mix of trees and age profiles including mature mixed hardwood stands, mixed natural conifer stands, and hardwood and conifer plantations. The purchase was primarily financed using existing lines of credit and has been accounted for as an asset acquisition.

In January 2003, the company agreed to sell approximately 28,000 acres of non-strategic timberlands in Montana for $12 million. This transaction is expected to close during the second quarter of 2003. The timberlands have a book basis of $21 million, and the company therefore expects to record an impairment of $9 million in the first quarter of 2003. The timberlands possess a younger than average timber age profile for the company’s Rockies Region, have little real estate potential, and are the furthest west from the company’s manufacturing facilities.

Prior to The Timber Company Merger in 2001, The Timber Company was engaged primarily in the growing and selling of timber on the approximately 4.7 million acres of timberlands that Georgia-Pacific owned or leased. The primary reasons for The Timber Company Merger were to: (1) create the second largest private timberland owner in the United States, (2) enhance the company’s strategic and market position, and (3) encourage growth by expanding the company’s customer base and creating new revenue sources.

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

PCL 2002 PG. 47

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

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

October 6, 2001

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

The following unaudited pro forma information presents a summary of results from operations assuming the purchase of Plum Creek had occurred at the beginning of fiscal years 2001 and 2000 (in millions, except per share amounts):

	2001	2000

Revenues	$1,134	$1,283
Net income	$415	$477
Earnings per share—Basic	$2.28	$2.62
Earnings per share—Diluted	$2.26	$2.60

Included in the above pro forma net income are the following merger related items (in millions):

	2001	2000

Income tax benefit	$204	$176
Severance expenses	$6	$6

Pro forma net income for both 2001 and 2000 does not include merger expenses. The Timber Company’s merger expenses were capitalized as part of the purchase price allocations, and we assumed in computing pro forma net income that Plum Creek’s merger expenses were fully accrued prior to the consummation date of the merger.

PG. 48 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

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

Note 3. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended (in millions, except per share amounts):

	December 31,	December 31,	December 30,
	2002	2001	2000

Net income allocable to common stockholders	$233	$338	$162

Denominator for basic earnings per share	184.7	129.5	112.7
Effect of dilutive securities—stock options	0.5	1.2	1.2
Effect of dilutive securities—restricted stock, dividend equivalents, and value management plan	0.2	- - -	- - -

Denominator for diluted earnings per share— adjusted for dilutive securities	185.4	130.7	113.9

Basic Earnings per Share	$1.26	$2.61	$1.44

Diluted Earnings per Share	$1.26	$2.58	$1.42

Options to purchase 460,050 shares of common stock at exercise prices ranging from $29.70 to $30.70 per share were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during 2002. The options expire on or before June 24, 2012. There were no antidilutive options to purchase common stock outstanding during 2001.

Prior to The Timber Company Merger in 2001, Timber Company’s Stock represented a class of Georgia-Pacific’s common stock. In connection with The Timber Company Merger, on October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares, in exchange for Units representing the ownership interest in The Timber Company. On October 6, 2001, the holders of Units received 1.37 shares of Plum Creek Common Stock for each Unit, or an aggregate of 112.7 million Plum Creek shares. Therefore, 112.7 million outstanding shares have been applied retroactively in computing basic earnings per share for all periods ending prior to The Timber Company Merger. Furthermore, the dilutive impact of 3.8 million options at prices ranging from $15.29 to $18.34 per share as of the merger date (after adjusting for the 1.37 to 1 exchange ratio) have been applied retroactively in computing diluted earnings per share for all periods ending prior to the merger date.

Basic earnings per share for 2001 was computed using the weighted average shares outstanding for the period giving effect to the 69.2 million shares deemed issued for accounting purposes to Plum Creek stockholders in the reverse acquisition on October 6, 2001.

PCL 2002 PG. 49

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Note 4. Timber and Timberlands and Property, Plant and Equipment and Inventory

Timber and timberlands consisted of the following (in millions):

	December 31,	December 31,
	2002	2001

Timber and logging roads— net	$2,352	$2,267
Timberlands	1,247	1,213

Timber and Timberlands— net	$3,599	$3,480

Property, plant and equipment consisted of the following (in millions):

	December 31,	December 31,
	2002	2001

Land, buildings and improvements	$82	$80
Machinery and equipment	285	271

	367	351
Accumulated depreciation	(60)	(35)

Property, Plant and Equipment— net	$307	$316

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31,	December 31,
	2002	2001

Raw materials (logs)	$17	$17
Work-in-process	4	4
Finished goods	27	25

	48	46
Supplies	10	10

Total	$58	$56

Note 5. Income Taxes

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT is generally not subject to corporate-level income tax if it satisfies certain requirements as set forth in the Internal Revenue Code. Under these sections, a REIT is permitted to deduct dividends paid to stockholders in computing its taxable income. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Plum Creek conducts its activities through various wholly owned operating partnerships. The activities of the operating partnerships primarily consist of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. In addition, our various taxable REIT subsidiaries (subchapter “C” corporations) harvest and sell logs, purchase and sell timber under pay-as-cut contracts or lump-sum sales, conduct our manufacturing operations and sell some higher and better use lands.

In 2001, The Timber Company, consisting of a group of taxable corporate entities, merged with and into Plum Creek. The Internal Revenue Code provides that when a REIT acquires a taxable (subchapter C) corporation, as with the merger of The Timber Company and Plum Creek, a company may qualify as a REIT only if, as of the close of the year of acquisition, such REIT has no undistributed “earnings and profits” acquired from such taxable corporation. As a result of The Timber Company Merger, Plum Creek succeeded to the earnings and profits of The

PG. 50 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Timber Company, and therefore, was required to distribute all such earnings and profits before January 31, 2002. This requirement was satisfied in part through the accelerated payment of the fourth quarter 2001 distribution made in December 2001. Normally, the fourth quarter 2001 dividend would have been paid at the end of February 2002.

As a consequence of The Timber Company Merger, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) only if it makes a taxable disposition of certain property acquired in The Timber Company Merger within the ten-year period following the merger date. The built-in gains tax only applies to gains from such asset sales to the extent that the fair value of the property exceeded its tax basis at the merger date. The built-in gains tax does not apply to income generated from the harvesting and sale of trees. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a tax benefit of $216 million was recognized in the fourth quarter of 2001. This tax benefit represents the elimination of the deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in transactions subject to built-in gains tax during a ten-year period following the merger.

The Timber Company was included in Georgia-Pacific’s consolidated tax return through the date of The Timber Company Merger and in Plum Creek’s tax return subsequent to the date of the merger. For periods prior to The Timber Company Merger, the provision for income taxes includes The Timber Company’s allocated portion of Georgia-Pacific’s income taxes currently payable and those deferred because of temporary differences between the financial statement basis and the tax basis of assets and liabilities through the merger date. For periods subsequent to The Timber Company Merger, the tax provision reflects the operations of Plum Creek’s taxable REIT subsidiaries and any built-in gains tax associated with certain dispositions of property previously owned by The Timber Company. The provision (benefit) for income taxes consists of the following (in millions):

	Year Ended

	December 31,	December 31,	December 30,
	2002	2001	2000
Federal income taxes:
Current	$1	$49	$61
Deferred	1	17	27
State income taxes:
Current	- - -	7	6
Deferred	- - -	1	3
Adjustment to deferred tax liability due to change in tax status	- - -	(216)	- - -

Provision (benefit) for income taxes	$2	$(142)	$97

The federal statutory income tax rate was 35%. As a REIT, the income generated by Plum Creek is generally not subject to federal and state income tax. The provision for income taxes is reconciled to the federal statutory rate as follows (in millions):

	Year Ended

	December 31,	December 31,	December 30,
	2002	2001	2000

Provision for income taxes computed at the Federal statutory tax rate	$82	$69	$91
Adjustment to deferred tax liabilities for change in tax status at date of merger	- - -	(216)	- - -
REIT income not subject to Federal tax	(79)	(1)	- - -
State income taxes, net of Federal benefit	- - -	6	6
Permanent book-tax differences	(1)	- - -	- - -

Provision (benefit) for income taxes	$2	$(142)	$97

PCL 2002 PG. 51

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Deferred income taxes are provided for net operating loss carryforwards and the temporary differences between the financial reporting basis and tax basis of the company’s assets and liabilities. The components of net deferred income tax liabilities are as follows (in millions):

	December 31,	December 31,
	2002	2001

Deferred income tax assets:
Accrued compensation	$13	$12
Net operating loss carryforwards	8	5
Other accruals and reserves	11	12

	32	29

Deferred income tax liabilities:
Machinery and equipment	(62)	(62)
Timber and timberlands	(3)	(3)

	(65)	(65)

Deferred income tax liability, net	$(33)	$(36)

Deferred income tax liabilities at December 31, 2002 and 2001 are net of $11 million and $2 million, respectively, of deferred tax assets included in current assets.

Plum Creek conducts its activities through various wholly owned operating partnerships and through several taxable REIT subsidiaries. Plum Creek’s taxable REIT subsidiaries file a consolidated federal income tax return. Operating loss carryforwards for the taxable REIT subsidiaries as of December 31, 2002 are approximately $20 million expiring between 2020 and 2022.

The company filed its federal income tax return as part of Georgia-Pacific’s (GP) consolidated tax return for all tax years up through the date of The Timber Company Merger. Under terms of its merger agreement with Plum Creek, the company remains liable to GP for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) for any open tax years. The Service has completed all examinations of GP’s consolidated income tax returns through 1996. The Service has examined the years 1997 and 1998. Discussions are being held with respect to proposed adjustments. Management, however, believes there are adequate defenses against or sufficient reserves to provide for such adjustments. The Service has begun its examination of 1999 and 2000.

Additionally, the Service has begun examinations of the federal income tax return of Plum Creek Timber Company, Inc. (REIT) and the consolidated federal income tax return of the REIT’s subsidiaries for the six months ended December 31, 1999 and for the year 2000. There are no other examinations of Plum Creek for periods prior to July 1, 1999 and there are no open tax years prior to 1999.

PG. 52 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Note 6. Borrowings

Long-term debt and the lines of credit consist of the following (in millions):

	December 31,	December 31,
	2002	2001

Lines of Credit*:
Revolving Line of Credit due 2005	$599	$369
364-day Revolving Line of Credit due 2003	70	- - -
Term Facility due September 2002	- - -	100
Senior Notes due 2007, 11.125% plus unamortized premium of $7.9 at 12/31/02, effective rate 6.19%	79	96
First Mortgage Notes due 2007, 11.125% plus unamortized premium of $7.0 at 12/31/02, effective rate 6.19%	71	86
Senior Notes due 2007, 5.31%	25	- - -
Senior Notes due 2009, 8.73% plus unamortized premium of $9.0 at 12/31/02, effective rate 7.55%	159	160
Senior Notes due 2011, mature serially 2007 to 2011, 7.62% to 7.83%, plus unamortized premium of $2.3 at 12/31/02, effective rates 6.96% to 7.84%	174	174
Senior Notes due 2013, mature serially 2006 to 2013, 6.96% to 7.76%, less unamortized discount of $6.6 at 12/31/02, effective rates 6.95% to 8.04%	493	493
Senior Notes due 2016, mature serially 2006 to 2016, 7.74% to 8.05%, plus unamortized premium of $2.5 at 12/31/02, effective rates 6.96% to 8.04%	202	203

Total Long-term Debt	$1,872	$1,681
Less: Current Portion	33	34

Long-term Portion	$1,839	$1,647

*	At December 31, 2002, the lines of credit are comprised of a $600 million revolving line of credit maturing on September 30, 2005 and a $150 million 364-day revolving line of credit maturing on November 25, 2003. The rates for both revolving lines of credit are based on LIBOR plus 1.5%, which includes facility fees. Interest rates for both revolving lines are based on a series of borrowings with maturities that can range from one week to six month. The average interest rate for both facilities at December 31, 2002 was 3.6% and on January 2, 2003, the average rate was 3.0%. The average interest rates at December 31, 2001 were 3.6% for the revolving line of credit and 3.5% for the term facility.

Borrowings on the lines of credit fluctuate daily based on cash needs. Subject to customary covenants, the lines of credit allow for borrowings from time to time up to $750 million, including up to $50 million of standby letters of credit. As of December 31, 2002, $80 million remained available for borrowing under the lines of credit and there were outstanding standby letters of credit of $658,000. In January 2003, $246 million of the borrowings under the line of credit was repaid. The 364-day Revolving Line of Credit was classified as long-term debt due to the company’s intent and subsequent refinancing of these borrowings on a long-term basis.

PCL 2002 PG. 53

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

On January 22, 2003, the company issued $300 million of senior notes maturing serially in 2008 to 2013 consisting of the following (in millions):

Principal Amount	Interest Rate	Maturity

$ 20	3-month LIBOR plus 1.445%	2008
47	4.96%	2008
55	5.48%	2010
178	6.18%	2013

$300

The proceeds from the issuance of these notes were used to repay a portion of the outstanding borrowings under the lines of credit and for general business funding purposes.

Principal payments of $14 million are due on the Senior Notes due 2007 for each of the years between 2003 and 2007. Principal payments of $13 million are due on the First Mortgage Notes due 2007 for each of the years between 2003 and 2007.

In connection with the purchase price allocation associated with The Timber Company Merger, a premium was recorded to reflect the difference between the market rate of interest and the stated interest rates. The unamortized premium was $22 million and $29 million at December 31, 2002 and 2001, respectively.

The Senior Notes (excluding the Senior Notes due 2011) and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $229 million at December 31, 2002 and $168 million at December 31, 2001. The six series of senior notes are unsecured. The First Mortgage Notes are collateralized by substantially all of the property, plant and equipment of the lumber, plywood and MDF manufacturing facilities. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on the note agreements and the line of credit are as follows (in millions):

	Note Agreements	Lines of Credit

2003	$33
2004	33
2005	32	$599
2006	161
2007	125
Thereafter	819	70

Total	$1,203	$669

The note agreements and the line of credit contain certain restrictive covenants, including limitations on harvest levels, sales of assets, payment of cash dividends and the incurrence of indebtedness. In addition, the lines of credit require the maintenance of a required interest coverage ratio. The company was in compliance with such covenants at December 31, 2002.

The Timber Company was allocated $1.0 billion of Georgia-Pacific total debt for financial statement purposes at June 30, 1997. Georgia-Pacific’s debt was allocated to The Timber Company based upon a number of factors including expected future cash flows, volatility of earnings, and the ability to pay debt service and dividends. In addition, Georgia-Pacific considered certain measures of creditworthiness, such as coverage ratios and various tests of liquidity, as a means of ensuring that each group could continue to pay debt service during a business downcycle. Georgia-Pacific believed that such allocation was equitable and reasonable. Because The Timber

PG. 54 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Company’s debt was an allocated amount (there was not a transfer of any debt securities or instruments to The Timber Company), there was no scheduled maturity. As of December 30, 2000, $640 million of Georgia-Pacific’s debt was allocated to The Timber Company. Interest was charged to The Timber Company in proportion to the respective amount of its debt at a rate equal to the weighted average interest rate of Georgia-Pacific’s debt, excluding debt incurred in recent acquisitions, calculated on a quarterly basis and was 6.7% for the period December 31, 2000 to October 5, 2001, and 7.6% for 2000.

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

In October 2001, Plum Creek replaced approximately $650 million of Georgia-Pacific debt attributed to The Timber Company with third party debt following The Timber Company Merger. The first $500 million of allocated debt was refinanced with fixed rate debt (Senior Notes due 2013) and the debt in excess of $500 million was refinanced with variable rate bank debt.

Note 7. Financial Instruments

The carrying amounts of cash and cash equivalents and notes receivable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt, based on current interest rates for similar obligations with like maturities, was approximately $2.00 billion and $1.69 billion at December 31, 2002 and 2001, respectively. The carrying amount was $1.87 billion and $1.68 billion at December 31, 2002 and 2001, respectively. Unrealized holding losses relating to mutual fund investments held in a grantor trust were $2.5 million at December 31, 2002. The change in unrealized holding losses has been recognized in the company’s consolidated statement of income resulting in a loss of $1.1 million in 2002 and gain of $0.6 in 2001, respectively. See Note 8 of the Notes to Financial Statements regarding hedging arrangements during 2002.

Note 8. Capital

At December 31, 2002, Plum Creek had the following authorized capital of which only 184.9 million shares of common stock were issued and outstanding:

•	300,000,000 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

PCL 2002 PG. 55

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

The changes in the company’s capital accounts are as follows (in millions):

	Common Stock
			Paid-in	Retained	Other	Parent’s	Total
	Shares	Dollars	Capital	Earnings	Equity	Equity	Equity

January 1, 2000						$127	$127
Net Income						162	162
Cash Returned to G-P						(144)	(144)

December 30, 2000						145	145
Net Income December 31, 2000 to October 5, 2001						112	112
Cash Returned to G-P						(175)	(175)
Contributions from G-P						267	267

Balance on October 5, 2001						349	349
Acquisition of Plum Creek						1,849	1,849
Recapitalization in Connection with Merger	182	$2	$2,195		$1	(2,198)	- - -
Net Income October 6, 2001 to December 31, 2001				$226			226
Dividends				(209)			(209)
Stock Option Proceeds	2		32				32

December 31, 2001	184	2	2,227	17	1	- - -	2,247
Net Income				233			233
Dividends			(48)	(227)			(275)
Stock Option Proceeds	1		18				18
Deferred Compensation and Other Comprehensive Loss					(1)		(1)

December 31, 2002	185	$2	$2,197	$23	$ - - -	$ - - -	$2,222

During 2002, Plum Creek entered into two treasury-lock arrangements to secure current long-term interest rates on approximately $100 million of the $300 million fixed rate debt that was issued in January 2003. See Note 6 of the Notes to Financial Statements. The company designated these transactions as cash flow hedges. The company incurred a loss of approximately $700,000 in connection with these arrangements. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the loss is recorded as other comprehensive loss, which is included in Other Equity. Hedge ineffectiveness is reported in earnings and was not material in 2002. Reclassification adjustments to interest expense will occur over the life of the related debt.

During 2002, Plum Creek paid dividends of $275 million or $1.49 per share. A dividend of $0.57 per share was paid in May 2002 and August 2002. A dividend of $0.35 per share was paid in November 2002.

Prior to The Timber Company Merger in 2001, Timber Company’s Stock represented a class of Georgia-Pacific’s common stock. In connection with The Timber Company Merger, on October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares, in exchange for Units representing ownership interests in The Timber Company. On October 6, 2001, the holders of Units received 1.37 shares of Plum Creek Common Stock for each Unit, or an aggregate of 112.7 million Plum Creek shares. Furthermore, since The Timber Company Merger was accounted for as a reverse acquisition, The Timber Company was deemed, for accounting purposes, to have issued 69.2 million shares for the acquisition of Plum Creek. However, since Plum Creek was the surviving legal entity, Plum Creek had 181.9 million shares of its common stock issued and outstanding immediately after the merger.

Subsequent to The Timber Company Merger, Plum Creek paid dividends of $209 million, or $1.14 per share, during the fourth quarter of 2001. Dividends of $0.57 per share were paid on November 30, 2001 and

PG. 56 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

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

Timber Company Stock, a letter stock of Georgia-Pacific that tracked the performance of The Timber Company, historically paid a quarterly dividend of $0.25 per share. Therefore, quarterly Timber Company Stock dividends are reflected in the above table as “Cash Returned to Georgia-Pacific.”

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

The cash transfer of $109 million was accounted for as a dividend and the net transfer of the installment notes and related commercial paper and deferred income tax liabilities of $194 million were accounted for as a capital contribution.

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

At December 31, 2002, there were 295,759 shares of Plum Creek common stock held in a trust to fund deferred incentive plan awards compared to 328,990 shares at December 31, 2001. At December 31, 2002, these shares were recorded at $7 million compared to $8 million at December 31, 2001. The related liability at December 31, 2002 and 2001 was $9 million. The above amounts are shown net in the equity section of the consolidated balance sheet. Additionally, the cost of the restricted stock awards is recorded in equity as deferred compensation and is amortized over the restriction period. See Note 11 of the Notes to Financial Statements.

Note 9. REIT Disclosures

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2002 and 2000, Plum Creek elected to designate all taxable distributions as capital gain dividends. For the year 2001, Plum Creek distributed ordinary dividends sufficient to distribute the earnings and profits of The Timber Company acquired in connection with The Timber Company Merger. See Note 5 of the Notes to Financial Statements. Plum Creek elected to designate all remaining taxable distributions for the year 2001 as capital gain dividends. Accordingly, as of and for the years ended December 31, 2002, 2001 and 2000, Plum Creek has distributed all of its taxable income.

PCL 2002 PG. 57

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

The table below summarizes the historical tax character of distributions from the REIT to Plum Creek shareholders for the years ended:

	December 31,	December 31,	December 30,
	2002	2001	2000

Capital gain dividend	$1.20	$1.42	$0.94
Non-taxable return of capital	0.29	0.42	1.34
Ordinary dividend	- - -	1.01	- - -

Total distributions	$1.49	$2.85	$2.28

Summarized below is the tax character of distributions made between October 6, 2001 and December 31, 2001 to former shareholders of Timber Company Stock that received shares of Plum Creek Timber Company, Inc. in connection with the merger with The Timber Company:

October 6, 2001

Capital gain dividend	$0.10
Non-taxable return of capital	0.03
Ordinary dividend	1.01

Total distributions	$1.14

Note 10. Employee Pension and Retirement Plans

Prior to The Timber Company Merger on October 6, 2001, The Timber Company employees were generally covered by Georgia-Pacific’s Defined Benefit Pension Plan, Defined Contribution Plan and Health Care and Life Insurance Benefit Plan. Under the terms of the merger agreement, Georgia-Pacific retained the obligation to fund and pay all vested benefits for the above plans, with the exception of an unfunded non-qualified supplemental pension plan for two officers of The Timber Company whose employment terminated in connection with the merger. Benefit obligations of $2 million for the two officers remained with Plum Creek. The Timber Company employees became participants in Plum Creek’s plans as of the merger date.

In connection with The Timber Company Merger, The Timber Company acquired Plum Creek’s Defined Benefit Pension Plan and Defined Contribution Plan. In accordance with SFAS No. 141, “Business Combinations,” The Timber Company recorded $2 million for accrued pension liability (excess of projected benefit obligation over plan assets) in connection with the purchase price allocation. Furthermore, under the terms of the merger agreement, as a result of the employment of two of The Timber Company’s officers terminating during the fourth quarter of 2001 due to the change in control, an expense of $2 million was recorded for special termination benefits. As a result of The Timber Company adopting Plum Creek’s pension and retirement plans and Georgia-Pacific retaining the vested pension and retirement benefit obligations of The Timber Company employees as of The Timber Company Merger date (except as described above), the following disclosure reflects the Plum Creek plans (inclusive of the supplemental pension benefits for the two former officers of The Timber Company) from October 6, 2001 to December 31, 2002 and the Georgia-Pacific Plans from January 1, 2000 to October 5, 2001.

PG. 58 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

PLUM CREEK PLANS

Pension Plan. The company provides defined benefit pension plans that cover substantially all employees of the company. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for the year ended December 31, 2002 and period from October 6, 2001 to December 31, 2001 (in millions):

		Period
		October 6,
	Year ended	2001 to
	December 31,	December 31,
	2002	2001

Change in benefit obligation
Benefit obligation at beginning of period	$70	$67
Service cost	5	1
Interest cost	5	1
Amendment	1	- - -
Special termination benefits	- - -	2
Actuarial loss	5	- - -
Benefits paid	(5)	(1)

Benefit obligation at end of period	$81	$70

Change in plan assets
Fair value of plan assets at beginning of period	$65	$58
Actual return on plan assets	(5)	4
Employer contributions	8	4
Benefits paid	(5)	(1)

Fair value of plan assets at end of period	$63	$65

The funded status and the amounts recognized on the accompanying balance sheet are set forth in the following table (in millions):

	December 31,	December 31,
	2002	2001

Funded status	$(18)	$(5)
Unrecognized net actuarial (gain) loss	14	(2)
Unrecognized prior service cost	1	- - -

Accrued benefit cost	$(3)	$(7)

No minimum liability has been recorded at either December 31, 2002 or 2001 because the fair value of plan assets exceeded the accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plans were discontinued) by $1 million at December 31, 2002 and $8 million at December 31, 2001.

PCL 2002 PG. 59

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

The components of pension cost were as follows for the year ended December 31, 2002 and period from October 6, 2001 to December 31, 2001 (in millions):

		Period
		October 6,
	Year ended	2001 to
	December 31,	December 31,
	2002	2001

Components of net periodic benefit cost
Service cost	$5	$1
Interest cost	5	1
Expected return on plan assets	(6)	(1)

Net periodic benefit cost	4	1
Special termination benefits	- - -	2

Total pension cost	$4	$3

The following assumptions were used in accounting for the pension plans as of December 31:

	2002	2001

Weighted average discount rate	6.75%	7.25%
Rate of increase in compensation levels	5.00%	5.00%
Expected long-term rate of return on plan assets	8.25%	9.00%

Most of the company’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after five years of service. Subsequent to The Timber Company Merger, the cash balance of benefits of salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year treasury bond rate. Furthermore, employees employed by the company on September 1, 2000 earn benefits based on the greater of the cash balance formula or the amount of a monthly pension benefit that is principally based on highest monthly average earnings during any consecutive sixty-month period and the number of years of service credit. The benefits of hourly employees are generally based on a fixed amount per year of service. Plum Creek’s contributions to the plan vary from year to year, but the company has made at least the minimum contributions required by law in each year. Management intends to fund annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation. The plan assets consist of common stock, bonds and cash equivalents. The portfolio of investments during 2002 consisted of approximately 65% equity and 35% bonds.

Thrift and Profit Sharing Plan. The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

Amounts charged to expense relating to the Thrift and Profit Sharing Plan by the company were $5 million for the year ended December 31, 2002 and $2 million for the period October 6, 2001 to December 31, 2001, respectively. The employer match was 100% in 2002 and 2001.

Other Benefit Plans. Certain executives and key employees of the company participate in incentive benefit plans which provide for the granting of shares and/or cash bonuses upon meeting performance objectives. See Note 11 of the Notes to Financial Statements.

PG. 60 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

GEORGIA-PACIFIC PLANS

Defined Benefit Pension Plans. Most of The Timber Company’s employees participated in noncontributory defined benefit pension plans. These include plans that are administered solely by Georgia-Pacific. Georgia-Pacific’s funding policy for solely administered plans is based on actuarial calculations and the applicable requirements of federal law.

Benefits under the majority of plans for hourly employees were related primarily to years of service. Georgia-Pacific had separate plans for salaried employees and officers under which benefits were related primarily to compensation and years of service. The officers’ plan was not funded and is nonqualified for federal income tax purposes.

Plan assets consisted principally of common stocks, bonds, mortgage securities, interests in limited partnerships, cash equivalents and real estate.

The following table sets forth the change in projected benefit obligation and the change in plan assets for the solely administered plans allocated as described in Note 1 of the Notes to Financial Statements under “Basis of Presentation” (in millions):

Year ended
December 30,
2000

Change in benefit obligation
Projected benefit obligation at beginning of year	$16
Service cost	1
Interest cost	1
Actuarial gain	- - -
Benefits paid	(1)

Benefit obligation at end of period	$17

Change in plan assets
Fair value of plan assets at beginning of year	$25
Actual return on plan assets	- - -
Employer contributions	- - -
Benefits paid	(1)

Fair value of plan assets at end of period	$24

The funded status for the solely administered plans are set forth in the following table (in millions):

December 30,
2000

Funded status	$7
Unrecognized net actuarial gain	(7)
Unrecognized prior service cost	- - -
Unrecognized net (asset) obligation	- - -

Prepaid (accrued) benefit cost	$ - - -

PCL 2002 PG. 61

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

The Timber Company’s share of the net periodic pension cost for solely administered pension plans included the following (in millions):

Year ended
December 30,
2000

Service cost of benefits earned	$1
Interest cost on projected benefit obligation	1
Expected return on plan assets	(2)

Net periodic pension cost	$ ---

The following assumptions were used to determine the projected benefit obligation and net periodic pension cost:

December 30,
2000

Weighted average discount rate	7.5%
Rate of increase in compensation levels	5.6%
Expected long-term rate of return on plan assets	9.5%

During the period December 31, 2000 to October 5, 2001, The Timber Company’s net periodic pension cost was less than $1 million. Except as described above, on October 6, 2001, in connection with The Timber Company Merger, The Timber Company’s projected benefit obligation and plan assets were assumed by Georgia-Pacific.

Defined Contribution Plans. Georgia-Pacific sponsored several defined contribution plans to provide eligible employees with additional income upon retirement. Georgia-Pacific’s contributions to the plans were based on employee contributions and compensation. The allocated portion of Georgia-Pacific’s contributions related to The Timber Company totaled $1 million for the period December 31, 2000 to October 5, 2001 and for 2000. Under the terms of The Timber Company Merger, Georgia-Pacific retained the obligation to fund and pay all vested benefits under this plan.

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

The following tables set forth the change in projected benefit obligation (in millions):

Year ended
December 30,
2000

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1
Actuarial losses	- - -

Projected benefit obligation at end of year	$1

PG. 62 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

December 30,
2000

Funded status	$(1)
Unrecognized actuarial losses	- - -
Unrecognized prior service cost	- - -
Unrecognized net obligation	- - -

Net accrued benefit cost	$(1)

The Timber Company’s net periodic postretirement benefit cost consisted of service cost of benefits earned, interest cost on accumulated postretirement benefit obligation and amortization of gains and losses. Total net periodic benefit costs were less than $1 million for the period December 31, 2000 to October 5, 2001 and for 2000.

For measuring the expected postretirement benefit obligation for 2000, Georgia-Pacific assumed separate annual rates of increase in the per capita claims costs for its pre-age 65 and older claims of 7.5% and 10.0% respectively. An annual rate of increase in per capita claims cost of 7% was assumed for 1999 for measuring the expected postretirement benefit obligation. The rates were assumed to decrease gradually to 5.5% in 2006 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% at December 30, 2000.

If the annual health care cost trend rate were increased by 1 percentage point, the accumulated postretirement benefit obligation would have increased by 10% as of December 30, 2000. The effect of this change on the aggregate of service and interest costs would be an increase of 15% for 2000.

If the annual health care cost trend rate were decreased by 1 percentage point, the accumulated postretirement benefit obligation would have decreased by 9% as of December 30, 2000. The effect of this change on the aggregate of service and interest costs would be a decrease of 13% for 2000.

Note 11. Stock-Based Compensation Plans

Prior to The Timber Company Merger in 2001, certain Timber Company and Georgia-Pacific employees received stock options with respect to Timber Company Stock. In accordance with the merger agreement for The Timber Company Merger, outstanding options with respect to Timber Company Stock were converted to Plum Creek options on October 6, 2001. The option price and number of options were adjusted for the 1.37 to 1 exchange ratio. Furthermore, in connection with The Timber Company Merger, The Timber Company acquired Plum Creek’s long-term incentive plans. All Plum Creek incentive plans remained in effect and were accounted for in the purchase price allocation. Therefore, the disclosure below reflects the Plum Creek long-term incentive plans for the year ended December 31, 2002 and period from October 6, 2001 to December 31, 2001 and the Georgia-Pacific long-term incentive plans for the period from December 31, 2000 to October 5, 2001 and year ended December 30, 2000.

PLUM CREEK’S LONG-TERM INCENTIVE PLANS

Plum Creek has a Stock Incentive Plan (that was approved by its stockholders in May 2000) that provides for the award of non-qualified stock options, restricted stock, dividend equivalents and value management awards. There are 3.4 million shares of common stock reserved and eligible for issuance under the plan. In addition to the 3.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek acquired 3.8 million (after adjustment for the exchange ratio) Timber Company Stock options in connection with The Timber Company Merger that were converted to Plum Creek stock options. No additional Plum Creek stock options may be granted under the Georgia-Pacific long-term incentive plans as a result of The Timber Company

PCL 2002 PG. 63

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Merger. At December 31, 2002, there remains 0.9 million options of the 3.8 million options issued and outstanding.

At December 31, 2002, 1.2 million shares of the 3.4 million shares available for issuance under Plum Creek’s Stock Incentive Plan have been used for the grant of non-qualified stock options, the exercise of non-qualified stock options or the grant of restricted stock. Shares issued in connection with dividend equivalents and value management awards are not determined until after the end of their respective performance period.

Stock Options. Under the plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the company. Each stock option granted allows the recipient the right to purchase the company’s common stock at the fair market value of the company’s common stock on the date of the grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the plan, the exercise price of an option may not be reduced. See table below for summary of stock options granted, exercised and forfeited.

Restricted Stock. Under the plan, restricted stock of the company may be awarded to certain officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Termination of employment prior to the end of the restricted period will require the return of the restricted stock to the company. The company had 55,312 shares of restricted stock outstanding under this plan and prior arrangements as of December 31, 2002 compared to 40,000 shares of restricted stock as of December 31, 2001.

Dividend Equivalents. Under the plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by the company multiplied by the number of unexercised stock options. Each year during the five year performance period for each dividend equivalent right granted, a participant may earn an amount equal to the company’s current year dividend plus prior year unearned dividends to the extent the company’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year. The total stockholder return computation consists of the company’s stock price appreciation plus dividends paid. Payments related to the achievement of any performance goal will be made at the end of the five-year performance period, and will be made half in cash and half in the company’s common stock. At December 31, 2002, 1.1 million dividend equivalents, net of forfeitures, had been granted to employees, officers and directors of the company compared to 0.7 million dividend equivalents at December 31, 2001.

If a participant terminates employment prior to the end of the five-year performance period, a cash payment will be made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited.

Value Management Awards. Under the plan, value management awards provide incentive compensation to participants that is contingent upon performance measured against the performance of a peer group of forest products companies over a three-year period. Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the company’s total stockholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total stockholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is a sliding scale between 0% and 200% of the face value. At the end of the performance period, the awards will be paid 50% immediately and 50% one year later. Each payment will be paid half in cash and half

PG. 64 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

in the company’s common stock. Generally, to be entitled to the payment, a participant must be employed by the company on the award payment dates.

The performance period for value management awards granted in 2000 ended on December 31, 2002 and the company was above the 75th percentile. At December 31, 2002, 44,250 value management awards in connection with the 2000 grants, net of forfeitures, were outstanding. Half of the awards will be paid to participants in February 2003 and half in February 2004.

During 2002, value management awards with a performance period ending December 31, 2004 were granted. At December 31, 2002, 74,780 awards in connection with the 2002 grants, net of forfeitures, were outstanding.

Summary of Stock Option Activity. Presented below is a summary of stock option plan activity since the date of The Timber Company Merger. The balance at October 6, 2001 represents the Timber Company Stock options that were converted to Plum Creek stock options in connection with the merger.

PLUM CREEK COMMON STOCK OPTIONS

	Options outstanding

		Wtd. avg.
	Number of shares	exercise price

Balance at October 6, 2001	3,841,394	$16.57
Plum Creek options acquired in merger	583,700	25.94
Options granted	79,883	24.95
Options exercised/surrendered	(1,882,352)	16.86
Options cancelled/forfeited	(7,055)	20.96

Balance at December 31, 2001	2,615,570	18.70
Options granted	480,050	29.62
Options exercised/surrendered	(1,020,522)	16.66
Options cancelled/forfeited	(46,794)	24.50

Balance at December 31, 2002	2,028,304	$22.18

The following table summarizes the options outstanding and exercisable:

	Options Outstanding			Options Exercisable

		Wtd. avg.	Wtd. avg.		Wtd. avg.
Range of prices	Number	remaining life	exercise price	Number	exercise price

December 31, 2001
$15.29–$26.25	2,615,570	6.0 years	$18.70	2,056,162	$16.75

December 31, 2002
$29.70–$30.70	460,050	9.1 years	$29.72	- - -	$ - - -
$22.21–$26.25	634,954	7.9 years	$25.82	251,483	$25.70
$16.94–$18.34	94,761	3.6 years	$17.46	94,761	$17.46
$15.29–$16.42	838,539	4.2 years	$15.82	838,539	$15.82

$15.29–$30.70	2,028,304	6.4 years	$22.18	1,184,783	$18.05

Accounting for Stock-Based Compensation. Compensation expense in connection with the company’s stock-based compensation plans was $8 million for the year ended December 31, 2002 and $1 million for the period from October 6, 2001 to December 31, 2001. Effective January 1, 2002, the company has elected to adopt prospectively the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” for its accounting of stock options. Approximately $0.4 million of the $8 million stock-based compensation expense for 2002 relates to the expensing of stock options that were granted during 2002.

PCL 2002 PG. 65

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Prior to January 1, 2002, the company had adopted the disclosure-only provisions of FSAS No. 123, “Accounting for Stock-Based Compensation.” Summarized below are the assumptions used in computing the pro forma amounts in Note 1 of the Notes to Financial Statements.

The weighted average measurement date fair values were computed using the Black-Scholes option valuation model with the following assumptions:

				Timber Company
	Plum Creek Options			Options

		Granted 2001
	Granted	subsequent to	Outstanding at	Converted at date
	2002	date of merger(A)	date of merger(B)	of merger(C)

Expected life in years	7	7	7	5
Risk-free interest rates	3.5-4.8%	4.4%	6.5%	6.2%
Volatility	31%	25%	24%	34%
Dividend yield	6.0-7.7%	9.1%	8.4%	4.0%
Weighted average measurement date fair values per share	$4.21-4.33	$2.01	$2.93	$7.07

The following additional assumptions were used in computing the pro forma disclosures for 2001:

(A)	Newly Granted Plum Creek Options. Plum Creek options that were granted on October 8, 2001 were based on a fair value of $2.01 per share as of the grant date. Pro forma net income was computed based on amortizing the fair value of these options over their vesting period.

(B)	Outstanding Plum Creek Options. Plum Creek options that were outstanding on the merger date were based on a weighted average fair value of $2.93 per share as of the merger announcement date of July 18, 2000. Pro forma net income was computed based on amortizing the fair value of the unvested options over the remaining vesting period.

(C)	Outstanding Timber Company Options. Timber Company options that were converted to Plum Creek options in connection with The Timber Company Merger were based on a weighted average fair value of $7.07 per share as of July 17, 2000, the date of the latest modification. Since The Timber Company options were all vested as of the merger date, the entire fair value was expensed in computing 2001 pro forma net income. Furthermore, a portion of the grant date fair value for The Timber Company options was amortized in computing 2001 pro forma net income for the period between December 31, 2000 and October 5, 2001.

GEORGIA-PACIFIC’S LONG-TERM INCENTIVE PLANS

Georgia-Pacific’s authorized capital stock included 250 million shares of Timber Company Stock. In connection with the merger, holders of stock options to purchase Timber Company Stock received Plum Creek options using the exchange ratio of 1.37 to one.

1997 Long-Term Incentive Plans. Georgia-Pacific reserved 3,800,000 shares of Timber Company Stock for issuance under The Timber Company 1997 Long-Term Incentive Plan (“The Timber Company Plan”). Options covering 950 shares and 624,250 shares were granted under The Timber Company Plan on January 28, 1999 and January 21, 2000, respectively. These grants have a 10-year term and, initially, vested ratably over four and three-year periods, except that all grants vested in connection with The Timber Company Merger.

Employee Stock Purchase Plan. Georgia-Pacific reserved 1,500,000 shares of Timber Company Stock for issuance under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), which offered employees the right to subscribe for shares of Timber Company Stock at a subscription price equal to 90% of the lower of the price per share on the first day or the last day of the purchase period. The purchase period for the initial one-year period

PG. 66 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

began on July 1, 2000 and ended on June 30, 2001. An employee could terminate his or her subscription at any time before he or she pays the full price of the shares subscribed and would receive in cash, the full amount withheld, without interest.

1995 Outside Directors Stock Plan. Georgia-Pacific reserved 200,000 shares of Timber Company common stock for issuance under the 1995 Outside Directors Stock Plan (the “Directors Plan”), which provided for the issuance of shares of common stock to non-employee directors of Georgia-Pacific on a restricted basis. Each non-employee director was issued 647 and 346 restricted shares of Timber Company common stock in 2000 and 1999, respectively. These shares were redeemed in connection with the merger.

Employee Stock Option Plans. The 1995 Shareholder Value Incentive Plan (the “SVIP”) provided for the granting of stock options having a term of either 5 1/2 or 10 years to officers and key employees. Under the amended and restated SVIP, no further grants may be made. Options having a term of 10 years became exercisable in 9 1/2 years unless certain performance targets tied to Georgia-Pacific’s common stock performance were met, in which case the holder could exercise such options after 3, 4 or 5 years from the grant date. Options having a term of 5 1/2 years could be exercised only if such performance targets were met in the third, fourth or fifth year after such grant date. At the time options were exercised, the exercise price was payable in cash or by surrender of shares of common stock already owned by the optionee. All options were vested as of February 2000.

The 1994 Employee Stock Option Plan (the “1994 Option Plan”) provided for the granting of stock options to certain nonofficer key employees. Under the 1994 Option Plan, Georgia-Pacific issued 146,350 shares of Timber Company common stock in 1999. All remaining options were exercised in February 1999.

Following The Letter Stock Recapitalization, described in Note 1 of the Notes to Financial Statements, outstanding stock options under the SVIP and the 1994 Option Plan were converted into separately exercisable options to acquire a number of shares of Timber Company Stock, each of which equaled the number of shares of common stock specified in the original option. The exercise prices for the resulting Timber Company Stock options were calculated by multiplying the exercise price under the original option from which they were converted by a fraction, the numerator of which was the average of the high and low price of Timber Company common stock on December 17, 1997 and the denominator of which was the sum of such Georgia-Pacific Group and The Timber Company common stock prices. This was intended to ensure that the aggregate intrinsic value per share was not reduced.

Additional information relating to Georgia-Pacific’s Timber Company employee common stock options is provided below. All amounts have been retroactively restated to reflect the 1.37 to 1 exchange ratio.

TIMBER COMPANY COMMON STOCK OPTIONS

	Options outstanding

		Wtd. avg.
	Number of shares	exercise price

Balance at January 1, 2000	6,805,681	$16.30
Options granted/converted	855,223	16.42
Options exercised/surrendered	(903,653)	15.74
Options cancelled/forfeited	(30,962)	16.18

Balance at December 30, 2000	6,726,289	16.39
Options granted	- - -	- - -
Options exercised/surrendered	(2,859,711)	16.15
Options cancelled/forfeited	(25,184)	16.43

Balance at October 5, 2001	3,841,394

Options exercisable at December 30, 2000	5,552,298	$16.28

PCL 2002 PG. 67

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

The Timber Company elected to account for its participation in stock based compensation plans of Georgia-Pacific under APB Opinion No. 25 and disclose pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123. Accordingly, no compensation cost had been recognized for the SVIP, The Timber Company Plan of the 2000 Purchase Plan. Summarized below are the assumptions used in accounting for pro forma amounts disclosed in Note 1 of the Notes to Financial Statements.

Following are the weighted average assumptions used in connection with the Black-Scholes option valuation model to estimate the fair value of options granted in 2000 by The Timber Company:

	Year ended

	December 30, 2000
	Options	ESPP*

Expected life in years	10	1
Risk-free interest rates	6.7%	6.1%
Volatility	38%	38%
Dividend yield	4.4%	4.5%
Forfeiture rate	3%	8.6%
Weighted average grant date fair value per share	$7.35	$4.34

*	Employee Stock Purchase Plan

The total pro forma compensation cost calculated under SFAS No. 123 was allocated between the Georgia-Pacific Group and The Timber Company based on the number of employees in each group for periods prior to December 17, 1997. Georgia-Pacific’s management believed that this method of allocation was equitable and provided a reasonable estimate of the costs attributable to The Timber Company.

Note 12. Related-Party Transactions

TRANSACTIONS WITH GEORGIA-PACIFIC

Timber Sales. Prior to The Timber Company Merger on October 6, 2001, The Timber Company was a separate operating group of Georgia-Pacific, and as such, was engaged primarily in the growing and selling of timber on the approximately 4.7 million acres of timberlands that Georgia-Pacific owned or leased. A substantial portion of each year’s harvest was sold to the Georgia-Pacific Group for consumption in their numerous mills. For the period December 31, 2000 to October 5, 2001 and for 2000, timber revenues from sales between The Timber Company and the Georgia-Pacific Group were based on prices intended to reflect fair market prices based on prices paid by independent purchasers and sellers for similar kinds of timber.

The Timber Company sold timber to the Georgia-Pacific Group totaling $144 million for 2001 through the merger date, October 6, 2001, and $239 million for the year ended December 30, 2000.

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

PG. 68 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

In 2000, the Georgia-Pacific Group and The Timber Company negotiated a new ten-year timber supply agreement, which became effective January 1, 2001 and was subject to an automatic ten-year renewal period, unless either party delivered a timely termination notice. This agreement covered four key southern timber basins: Southeast Arkansas, Mississippi, Florida, and Southeast Georgia. Under the agreement, The Timber Company had to offer to Georgia-Pacific Group specified percentages of its annual harvest, subject to absolute minimum and maximum limitations in each basin. Georgia-Pacific Group could elect between 36% and 51% of The Timber Company’s annual harvest each year in Mississippi, Florida and Southeast Georgia, and between 52% and 65% in Southeast Arkansas. The total annual volume softwood was to range from a minimum of 2.7 million tons to a maximum of 4.2 million tons. The prices for such timber were to be negotiated at arm’s length between The Timber Company and Georgia-Pacific Group every six months, and were to be set by third party arbitration if the parties could not agree. A new agreement on substantially the same terms was entered into with Plum Creek in conjunction with The Timber Company Merger.

The Timber Company and Georgia-Pacific Group also entered into a one-year supply agreement for 2001 under which The Timber Company delivered 42 million board feet of Douglas-fir and Western Hemlock sawtimber to Georgia-Pacific Group’s sawmills at Coos Bay and Philomath, Oregon as well as 13 thousand green tons of pulpwood to the Georgia-Pacific Group Toledo pulp mill. Prices were based on prevailing market prices.

Other Recurring Transactions. In addition to timber sales between The Timber Company and the Georgia-Pacific Group, The Timber Company had the following recurring related-party transactions with the Georgia-Pacific Group as a result of The Timber Company being organized as a separate operating group of Georgia-Pacific:

(1)	General and Administrative Expenses. A portion of Georgia-Pacific’s general and administrative expenses was allocated to The Timber Company. General and administrative expenses of $2 million were allocated to The Timber Company for the period December 31, 2000 to October 5, 2001 and $3 million for 2000. See Note 1 of the Notes to Financial Statements.

(2)	Intercompany Debt and Related Interest Expense. At June 30, 1997, $1.0 billion of Georgia-Pacific’s total debt was allocated to the Timber Company. Subsequent to the original allocation, The Timber Company’s intercompany debt was increased or decreased by the amount of any net cash generated by, or required to fund, its operating activities, investing activities and financing activities. Intercompany allocated debt was $644 million as of October 6, 2001 (the merger date) and $640 million as of December 30, 2000. Interest expense was charged to The Timber Company in proportion to the respective amount of its debt at a rate equal to the weighted average interest rate of Georgia-Pacific’s debt calculated on a quarterly basis. Net interest expense of $31 million (net of $18 million of interest income) was allocated to The Timber Company for the period December 31, 2000 to October 5, 2001 and $44 million (net of $28 million of interest income) for 2000. See Notes 1 and 6 of the Notes to Financial Statements.

(3)	Employee Benefit Costs. Prior to The Timber Company Merger on October 6, 2001, The Timber Company employees were generally covered by Georgia-Pacific’s Defined Benefit Pension Plan, Defined Contribution Plan and Health Care and Life Insurance Benefit Plan. As a result, a portion of Georgia-Pacific’s employee benefit costs were allocated to The Timber Company based on number of employees and allocated share of plan assets. Net periodic pension costs and net periodic postretirement benefit costs allocated to The Timber Company for period December 31, 2000 to October 5, 2001 and for 2000 were less than $1 million. See Notes 1 and 10 of the Notes to Financial Statements.

(4)	Capital Transactions. Since The Timber Company was not a separate legal entity but rather an operating division of Georgia-Pacific, Timber Company’s Stock, the only equity issued with respect to The Timber Company, represented a class of Georgia-Pacific’s common stock. As a result, cash payments incurred by Georgia-Pacific with respect to dividends and the redemption of shares of Timber Company Stock were

PCL 2002 PG. 69

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

allocated to The Timber Company. Furthermore, proceeds from the exercise of stock options with respect to Timber Company Stock were allocated to The Timber Company. Cash for the payment of dividends with respect to Timber Company Stock was $61 million for the period December 31, 2000 to October 5, 2001 and $81 million for 2000. Cash for the repurchase of stock with respect to Timber Company Stock was $78 million for 2000. Cash proceeds with respect to the exercise of stock options and the purchase of employee stock for Timber Company Stock was $58 million (which includes a benefit of $12 million for the related tax deduction) for the period December 31, 2000 to October 5, 2001 and $14 million for 2000.

(5)	Income Taxes. Georgia-Pacific filed consolidated federal and state income tax returns, and as a result, a portion of Georgia-Pacific’s income tax expense was allocated to The Timber Company. The following amounts of Georgia-Pacific’s consolidated income tax expense for the periods indicated were allocated to The Timber Company (in millions):

	Period from
	Dec. 30, 2000	Year Ended
	to Oct. 5, 2001	Dec. 30, 2000

Current Tax Expense	$56	$67
Deferred Tax Expense	$13	$30

Current taxes payable were settled quarterly between The Timber Company and the Georgia-Pacific Group. Therefore, there were no outstanding tax-related balances due to or from the Georgia-Pacific Group as of any balance sheet date. See Notes 1 and 5 of the Notes to Financial Statements.

Merger Related Transactions. In connection with The Timber Company Merger, The Timber Company had the following related-party transactions with the Georgia-Pacific Group:

(1)	Merger Costs. Georgia-Pacific Group allocated The Timber Company $20 million of merger-related costs. These costs were capitalized by The Timber Company and included in the purchase price allocation.

(2)	Installment Notes. Certain installment notes receivable and related commercial paper and deferred income tax liabilities were transferred to the Georgia-Pacific Group in connection with the merger. The installment notes receivable and associated deferred income tax liabilities related to prior bulk sales of timberlands. The commercial paper relates to the monetization of the installment notes. Furthermore, in connection with the transfer, The Timber Company’s intercompany allocated debt was increased by $85 million which was approximately equal to the net present value of the installment notes, commercial paper and deferred income tax liabilities. The increase in intercompany allocated debt of $85 million was accounted for as a dividend and the net book value of the installment notes, commercial paper and deferred tax liabilities was accounted for as a capital contribution. See Note 8 of the Notes to Financial Statements.

(3)	Insurance Premiums. Georgia-Pacific Group allocated The Timber Company $24 million for the cost of tax risk insurance. The increase of allocated intercompany debt of $24 million was accounted for as a dividend. See Note 8 of the Notes to Financial Statements.

(4)	Property Sales. The Timber Company sold some land to the Georgia-Pacific Group in close proximity to several of the Georgia-Pacific Group’s mill sites for $13 million less allocated income tax expense of $5 million. The $13 million purchase price was accounted for as a capital contribution and the related reimbursement for taxes was accounted for as a dividend. See Note 8 of the Notes to Financial Statements.

PG. 70 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

TRANSACTIONS WITH FORMER GENERAL PARTNER

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

TRANSACTIONS WITH NORFOLK SOUTHERN RAILWAY CO.

Norfolk Southern Railway Company and its subsidiaries provide rail transportation services to the company and its subsidiaries at either published or negotiated rates. A director of the company, Mr. Tobias, is also a director and officer of Norfolk Southern Railway Company. The total amount paid by the company during 2002 for such services was $488,000 and $1,047,000 during 2001.

Note 13. Commitments and Contingencies

The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental matters, incidental to its business.

Environmental Contingencies. In its Annual Report on Form 10-K for the year ended December 31, 2001, the company disclosed that a review of capital improvement projects at its Columbia Falls and Evergreen manufacturing facilities to evaluate compliance with the Clean Air Act revealed four potential violations between 1988 and 1992. The company voluntarily disclosed this information to the Environmental Protection Agency (“EPA”) under its Voluntary Disclosure and Cooperation Policy (“EPA Policy”), and to the state of Montana Department of Environmental Quality (“Montana DEQ”) under the Montana Voluntary Disclosure Act (“Montana Act”). On meeting specified conditions and subject to the nature and seriousness of the offenses, both the EPA Policy and the Montana Act provide for elimination of any penalty.

The EPA and Montana DEQ have advised the company that no fine will be sought for the potential violations because the company complied with the EPA Policy and had gained no economic benefit from the potential violations.

In its Quarterly Report for the period ended June 30, 2002, the company reported that in the course of routine testing at its Evergreen manufacturing facility in Montana, company engineers discovered that certain “bags” designed to regulate particulate emissions from the facility had developed holes, resulting in elevated emission levels. The company immediately replaced the malfunctioning bags and notified Montana DEQ. Notwithstanding the company’s corrective actions, the agency’s enforcement division has advised the company that it will be fined $36,800, which has been accrued in the financial statements.

While administration of current regulations and any new regulations or proceedings have elements of uncertainty, it is anticipated that no pending legal proceedings or regulatory matters will have a materially adverse effect on the financial position, results of operations or liquidity of the company.

PCL 2002 PG. 71

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements range from one to 20 years with renewal options by either party for periods ranging from five years to 15 additional years. These agreements expire beginning in 2003 through 2023.

Lease Commitments. The company leases buildings and equipment under non– cancelable operating lease agreements. Operating lease expense was $3 million in 2002 and $1 million in each of the years 2001 and 2000. The company leases certain timberlands in which the company acquired title to the standing timber at the inception of the lease. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands (in millions):

	Operating Leases	Timber Obligations

2003	$3	$1
2004	1	1
2005	1	1
2006	1	1
2007	- - -	2
Thereafter	- - -	6

Total	$6	$12

Note 14. Segment Information

The company is organized into eight business units on the basis of both product line and geographic region. Each business unit has a separate management team due to geographic location, marketing strategies and/or production processes. In applying SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, these business units have been aggregated into five reportable segments based on similar long-term economic characteristics. The company’s reportable segments are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufactured Products and (5) Other. Prior to The Timber Company Merger on October 6, 2001, The Timber Company had only one reportable segment. The segment information for The Timber Company has been restated to the beginning of 2000 to reflect these new segments.

The Northwest Resource unit and the Northeast Resource unit are aggregated into the Northern Resources Segment. The Northern Resources Segment consists primarily of timberlands located in Idaho, Maine, Michigan, Montana, Oregon, Pennsylvania, western Virginia, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber primarily for sale in domestic regional markets. Additionally, some logs are sold in export markets, primarily the Pacific Rim countries and Canada. The Northern Resources Segment primarily sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are primarily sold to regional lumber and plywood manufacturers. Logs harvested in Montana are primarily sold to our lumber and plywood mills (which are part of the Manufactured Products Segment). Hardwood sawlogs are primarily sold to furniture manufactures. Softwood and hardwood pulpwood is primarily sold to regional paper and packaging manufactures.

The South West Resource unit and the South East Resource unit are aggregated into the Southern Resources Segment. The Southern Resources Segment consists primarily of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and eastern Virginia. The Southern Resources Segment grows timber primarily for sale in domestic regional markets. The Southern Resources Segment primarily sells softwood sawlogs and pulpwood. Softwood sawlogs are primarily sold to regional lumber and plywood manufacturers. Softwood pulpwood is primarily sold to regional paper and packaging manufactures. The Southern Resources Segment leases timberlands to third parties on an annual basis for recreational purposes.

PG. 72 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

The Real Estate Segment consists of sales of higher and better use timberlands and periodic sales of non-strategic timberlands. It is estimated that approximately 400,000 acres of the company’s approximately 8 million acres of timberlands are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timberland management. Furthermore, the company estimates that an additional 900,000 acres may also be suited for conservation, residential or recreational development. From time-to-time the company has identified non-strategic timberlands that have been disposed of in bulk sales.

The lumber and panel businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities and one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic lumber retailers, home construction, and industrial customers, and to a lesser extent, Canada, Pacific Rim countries and Western Europe. Residual chips are sold to regional pulp and paper manufacturers. Revenues from manufactured products during 2002 were $203 million for lumber, $105 million for plywood and $73 million of MDF. Revenues from manufactured products during 2001 were $49 million for lumber, $24 million for plywood and $13 million for MDF. Prior to The Timber Company Merger, The Timber Company was not in the manufacturing business.

The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Mineral income consists of royalty revenue from the extraction of oil and gas, natural aggregates and coal. Additionally, through a joint venture, the company is in the process of exploring for and developing coalbed methane, which may be found on some of its properties in West Virginia and Virginia. As of December 31, 2002, the company has invested $9 million in its coalbed methane joint venture compared to less than $1 million invested as of December 31, 2001.

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

PCL 2002 PG. 73

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

The table below presents information about reported segments for the years ending December 31, 2002, December 31, 2001 and December 30, 2000 (in millions):

	Northern	Southern		Manufactured
	Resources	Resources	Real Estate	Products	Other	Total

2002
External revenues	$226	$423	$98	$381	$9	$1,137
Intersegment revenues	94	- - -	- - -	- - -	- - -	94
Export revenues	26	- - -	- - -	11	- - -	37
Depreciation, depletion and amortization	33	49	- - -	23	- - -	105
Operating income	80	227	64	1	7	379
2001
External revenues	$104	$319	$80	$86	$9	$598
Intersegment revenues	32	- - -	- - -	- - -	- - -	32
Export revenues	4	- - -	- - -	3	- - -	7
Depreciation, depletion and amortization	13	38	- - -	4	- - -	55
Operating income	30	187	59	1	8	285
2000
External revenues	$79	$303	$103	$ - - -	$8	$493
Intersegment revenues	- - -	- - -	- - -	- - -	- - -	- - -
Export revenues	- - -	- - -	- - -	- - -	- - -	- - -
Depreciation, depletion and amortization	3	24	- - -	- - -	- - -	27
Operating income	27	198	85	- - -	8	318

In the fourth quarter of 2001, the company changed its accounting policy with respect to certain reforestation costs. See Note 1 of the Notes to Financial Statements for further details. The new accounting policy was applied retroactively to the beginning of 2001. As a result, the Northern Resources 2001 operating income increased by $2 million and the Southern Resources 2001 operating income increased by $16 million. A reconciliation of total operating income to income before income taxes, for the years 2002, 2001 and 2000 is presented below (in millions):

	2002	2001	2000

Total segment operating income	$379	$285	$318
Interest expense, net	103	54	44
Corporate and other unallocated expenses	41	35	15

Income before income taxes	$235	$196	$259

Intersegment sales prices are determined quarterly, based upon estimated market prices and terms in effect at the time. Export revenues consist of log sales, primarily to Japan and Canada, as well as manufactured product sales primarily to Canada, Western Europe and the Pacific Rim countries. The company does not hold any long-lived foreign assets. During 2002, 2001 and 2000, the company recognized revenues of $195 million, $170 million and $239 million, respectively, from sales to Georgia-Pacific. Of the $195 million sales to Georgia-Pacific in 2002, $14 million were attributable to the Northern Resources Segment, $152 million to the Southern Resources Segment and $29 million to the Manufactured Products Segment. In 2001, $26 million of the $170 million sales to Georgia-Pacific were attributable to the Northern Resources Segment, $138 million to the Southern Resources Segment and $6 million to the Manufactured Products Segment. In 2000, $50 million of the $239 million sales to Georgia-Pacific were attributable to the Northern Resources Segment, $189 million to the Southern Resources Segment. At December 31, 2002 and December 31, 2001 the company had net accounts receivable from Georgia-Pacific of $10 million and $8 million, respectively.

PG. 74 PCL 2002

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

Note 15.	Subsequent Event (Unaudited)

On January 28, 2003, the board of directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $0.35 per share. Total dividends approximated $65 million and were paid on February 28, 2003 to stockholders of record on February 14, 2003.

Note 16.	Unaudited Selected Quarterly Financial Data

(In Millions, Except Per Share Amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr(A)

2002
Revenues	$275	$271	$310	$281
Gross Profit	101	99	116	97
Operating Income	84	82	97	75
Net Income	56	53	70	54
Net Income per Share—Basic	$0.30	$0.29	$0.38	$0.29
Net Income per Share—Diluted	$0.30	$0.29	$0.38	$0.29
2001
Revenues	$117	$100	$141	$240
Gross Profit	80	61	97	68
Operating Income	71	52	87	40
Net Income	37	27	48	226
Net Income per Share—Basic(B)	$0.33	$0.24	$0.43	$1.26
Net Income per Share—Diluted(B)	$0.32	$0.24	$0.42	$1.25

(A)	In the fourth quarter of 2001, the company completed the merger with The Timber Company in a transaction that is being accounted for as a reverse acquisition. See Note 2 of the Notes to Financial Statements. A income tax benefit of approximately $216 million was recorded in the results of operations. The benefit of approximately $216 million represents the elimination of a deferred tax liability associated with temporary differences related primarily to timberlands. See Note 5 of the Notes to Financial Statements.

(B)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share does not equal the total computed for the year due to the issuance of shares during the fourth quarter of 2001 in connection with the merger. See Note 8 of the Notes to Financial Statements.

PCL 2002 PG. 75

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.:

We have audited the accompanying consolidated balance sheet of Plum Creek Timber Company, Inc. as of December 31, 2002, and the related statements of income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Plum Creek Timber Company, Inc. for the year ended December 31, 2001 were audited by other auditors whose report dated January 29, 2002 expressed an unqualified opinion on those statements. The financial statements of Plum Creek Timber Company, Inc. for the year ended December 30, 2000 were audited by other auditors who have ceased operations and whose report dated October 8, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Seattle, Washington

January 23, 2003
PG. 76 PCL 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of income and of cash flows present fairly, in all material respects, the financial position of Plum Creek Timber Company, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company for the year ended December 30, 2000, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated October 8, 2001.

As discussed in Note 1 of the Financial Statements, the Company changed its method of accounting for reforestation and silviculture costs effective January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 29, 2002
PCL 2002 PG. 77

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

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

October 8, 2001

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated October 8, 2001 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Form 10-K filed on March 25, 2002, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

PG. 78 PCL 2002

REPORT OF MANAGEMENT

The management of Plum Creek Timber Company, Inc. is responsible for the preparation, fair presentation, and integrity of the information contained in the financial statements in this Annual Report. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts determined using management’s best estimates and judgments.

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

Finally, each of the undersigned has personally certified that the information contained in this Annual Report is accurate and complete in all material respects, and that there are in place sound disclosure controls designed to gather and communicate material information to appropriate personnel within the company.

/s/ RICK R. HOLLEY

RICK R. HOLLEY

President and Chief Executive Officer

/s/ WILLIAM R. BROWN

WILLIAM R. BROWN

Executive Vice President and Chief Financial Officer
PCL 2002 PG. 79

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously disclosed.

Part III

Item 10.	Directors and Executive Officers of the Registrant

Information with respect to directors, executive officers and 10% stockholders included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, is incorporated herein by reference. The executive officers are presented in Part I of this Form 10-K.

Item 11.	Executive Compensation

Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, under the caption “Executive Compensation”, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, under the caption “Security Ownership of Certain Beneficial Owners and Management”, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003, under the captions “Related-Party Transactions” and “Indebtedness of Management”, is incorporated herein by reference.

Part IV

Item 14.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As of March 4, 2003, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c)) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of December 31, 2002.

(B) Changes in Internal Controls

Since March 4, 2003, there have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls.

PG. 80 PCL 2002

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

(1)	Financial Statements and Supplementary Financial Information

The following consolidated financial statements of the company are included in Part II, Item 8 of this Form 10-K:

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	List of Exhibits

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated. Exhibits designated by a positive sign (“+”) indicates management contracts or compensatory plans.

INDEX TO EXHIBITS

Exhibit
Designation	Nature of Exhibit

2.1	Purchase and Sale Agreement by and between S.D. Warren Company as seller and Plum Creek Timber Company, L.P. as purchaser dated as of October 5, 1998. (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1998).
2.2	Amended and Restated Agreement and Plan of Conversion, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc., Plum Creek Timber Company, L.P. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).
2.3	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, L.P., Plum Creek Acquisitions Partners, L.P. and Plum Creek Timber Company, Inc. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).
2.4	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).
2.5	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. Form 8-K/ A, File No. 1-10239, dated July 18, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, File No. 1-10239, dated June 12, 2001).
2.6	Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999. (Form 10-K, File No. 1-10239, for the year ended December 31, 2001).
2.7	Purchase and Sale Agreement by and among Stora Enso North America Corp. as seller, Plum Creek Timberlands, L.P. and the other Plum Creek entities named therein as purchasers, dated as of September 19, 2002.
3.1	Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 8-K, File No. 1-10239, dated October 6, 2001).
3.2	Certificate of Amendment to the Plum Creek Timber Company, Inc. Certificate of Incorporation (Form 8-K, File No. 1-10239, dated October 6, 2001).
3.3	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form 8-K, File No. 1-10239, dated October 6, 2001).
4.1	Senior Note Agreement, dated as of October 9, 2001, $55,000,000 Series H due October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Form 8-K, File No. 1-10239, dated October 6, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, $55,000,000 Series H due October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013.
PCL 2002 PG. 81

Exhibit
Designation	Nature of Exhibit

4.2	Registration Rights Agreement, dated as of July 1, 1999, by and among PC Advisory Partners I, L.P. and PCMC Intermediate Holdings, L.P., and Plum Creek Timber Company, Inc. (Form S-3/A, Regis. No. 333-72522, filed November 15, 2001).
4.3	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.
10.1	Credit Agreement, dated as of October 9, 2001, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, First Union National Bank and The Bank of Tokyo-Mitsubishi, Ltd., Portland Branch, as Syndication Agents, Suntrust Bank, ScotiaBanc Inc. and Northwest Farm Credit Services, PCA, as Documentation Agents, the Other Financial Institutions Party Thereto and Banc of America Securities LLC and First Union Securities, Inc., as Arrangers. (Form 8-K, File No. 1-10239, dated October 6, 2001). First Amendment to Credit Agreement dated as of November 26, 2002, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent and the Other Financial Institutions Party Thereto.
10.2	Credit Agreement dated as of November 26, 2002, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi, Ltd., Portland Branch and Wachovia Bank, N.A., as Syndication Agents, Suntrust Bank, ScotiaBanc Inc. and Northwest Farm Credit Services, PCA, as Documentation Agents and the Other Financial Institutions Party Thereto.
10.3+	Plum Creek Supplemental Benefits Plan (Form 10-K/ A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan. (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995).
10.4+	1994 Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/ A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1993). First Amendment to the Plum Creek Management Company, L.P. Long-Term Incentive Plan (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995).
10.5+	Plum Creek Timber Company, Inc. Executive and Key Employee Salary and Incentive Compensation Deferral Plan.
10.6+	Deferred Compensation Plan for Directors, PC Advisory Corp. I. (Form 10-K/ A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1994).
10.7+	Plum Creek Director Unit Ownership and Deferral Plan. (Form 10-K, File No. 1-10239, for the year ended December 31, 1996).
10.8	Voting Agreement and Consent by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation, PC Advisory Partners I, L.P. and PCMC Intermediate Holdings, L.P dated as of July 18, 2000, as amended on June 12, 2001 (Form S-4, Regis. No. 333-47708, filed July 13, 2001).
10.9	Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber, Corp, NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Form S-4, Regis. No. 333-47708, filed July 13, 2001).
10.10	Form of Primary Insurance Policy (Form S-4, Regis. No. 333-47708, filed July 13, 2001).
10.11+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (Appendix A to the corporation’s definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).
10.12+	Plum Creek Timber Company, Inc. Annual Incentive Plan. (Form 10-K, File No. 1-10239, for the year ended December 31, 2000).
10.13+	Employment Contract between Plum Creek Timber Company, Inc. and Thomas M. Lindquist.
10.14+	Executive Agreement between Plum Creek Timber Company, Inc. and Thomas M. Lindquist.
10.15+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement.
10.16+	Form of Director Stock Option and Dividend Equivalent Award Agreement.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
23.3	Notice of Inability to Obtain Consent from Arthur Andersen LLP.
99.1	Certification of Rick R. Holley, President and Chief Executive Officer.
99.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer.

b) Reports on Form 8–K

None.

PG. 82 PCL 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ RICK R. HOLLEY

Rick R. Holley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID D. LELAND David D. Leland	Chairman of the Board	February 28, 2003 Date

/s/ JOE E. BEVERLY Joe E. Beverly	Director	February 28, 2003 Date

/s/ IAN B. DAVIDSON Ian B. Davidson	Director	February 28, 2003 Date

/s/ RICK R. HOLLEY Rick R. Holley	President and Chief Executive Officer, Director	March 4, 2003 Date

/s/ JOHN G. MCDONALD John G. McDonald	Director	February 28, 2003 Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Director	February 28, 2003 Date

/s/ WILLIAM J. PATTERSON William J. Patterson	Director	March 4, 2003 Date

/s/ JOHN H. SCULLY John H. Scully	Director	March 4, 2003 Date

/s/ STEPHEN C. TOBIAS Stephen C. Tobias	Director	February 28, 2003 Date

/s/ WILLIAM R. BROWN William R. Brown	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	March 4, 2003 Date
PCL 2002 PG. 83

CERTIFICATIONS

I, Rick R. Holley, President and Chief Executive Officer, certify that:

(1)	I have reviewed this annual report on Form 10-K of Plum Creek Timber Company, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

(A)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(B)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(C)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(A)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(B)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICK R. HOLLEY

RICK R. HOLLEY
President and Chief Executive Officer

Date: March 11, 2003

PG. 84 PCL 2002

CERTIFICATIONS

I, William R. Brown, Executive Vice President and Chief Financial Officer, certify that:

(1)	I have reviewed this annual report on Form 10-K of Plum Creek Timber Company, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

(A)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(B)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(C)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(A)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(B)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM R. BROWN

WILLIAM R. BROWN
Executive Vice President and Chief Financial Officer

Date: March 11, 2003

PCL 2002 PG. 85