Form 10-Q
period 2003-03-31
PLUM CREEK TIMBER CO INC
filed 2003-05-06
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ] No [ ]

The number of outstanding shares of the registrant’s common stock as of April 25, 2003 was 182,958,461.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Quarter Ended
(In Millions, Except Per Share Amounts)	March 31, 2003	March 31, 2002

Revenues:
Timber	$ 156	$ 157
Real Estate	23	23
Manufacturing	92	93
Other	2	2

Total Revenues	273	275

Costs and Expenses:
Cost of Goods Sold:
Timber	81	74
Real Estate	19	11
Manufacturing	96	89
Other	1	--

Total Cost of Goods Sold	197	174
Selling, General and Administrative	17	17

Total Costs and Expenses	214	191

Operating Income	59	84
Interest Expense, net	28	26

Income before Income Taxes	31	58
Benefit (Provision) for Income Taxes	2	(2)

Net Income	$ 33	$ 56

Net Income per Share - Basic	$ 0.18	$ 0.30

Net Income per Share - Diluted	$ 0.18	$ 0.30

Dividends Declared per Share	$ 0.35	$ 0.00

Weighted average number of Shares outstanding - Basic	184.1	184.5

Weighted average number of Shares outstanding - Diluted	184.6	185.3

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions)	March 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 208	$ 246
Restricted Advance from Customer	17	4
Accounts Receivable	34	33
Inventories	61	58
Investment in Grantor Trust	11	10
Deferred Tax Asset	11	11
Other Current Assets	30	16

	372	378
Timber and Timberlands - Net	3,579	3,599
Property, Plant and Equipment - Net	303	307
Other Assets	7	5

Total Assets	$ 4,261	$ 4,289

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$ 33	$ 33
Accounts Payable	18	25
Interest Payable	38	21
Wages Payable	11	23
Taxes Payable	11	11
Deferred Revenue	26	18
Liabilities Associated with Grantor Trust	11	10
Other Current Liabilities	15	14

	163	155
Long-Term Debt	1,468	1,170
Lines of Credit	412	669
Deferred Tax Liability	42	44
Other Liabilities	26	29

Total Liabilities	2,111	2,067

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares - 75.0,
outstanding - none	--	--
Common Stock, $0.01 par value, authorized shares - 300.0,
issued (including Treasury Stock) - 185.0 at March 31, 2003
and 184.9 at December 31, 2002	2	2
Additional Paid-In Capital	2,175	2,197
Retained Earnings	16	23
Treasury Stock, at cost, Common shares - 2.0 at
March 31, 2003	(43)	--

Total Stockholders' Equity	2,150	2,222

Total Liabilities and Stockholders' Equity	$ 4,261	$ 4,289

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Quarter Ended
(In Millions)	March 31, 2003	March 31, 2002

Cash Flows From Operating Activities:
Net Income	$ 33	$ 56
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	25	26
Basis of Real Estate Sold (including Impairment Loss)	17	9
Deferred Income Taxes	(2)	--
Working Capital Changes	(23)	(15)
Other	(4)	(3)

Net Cash Provided By Operating Activities	46	73

Cash Flows From Investing Activities:
Property Additions (Excluding Tax-Deferred Exchanges)	(16)	(17)
Timberlands Acquired with Tax-Deferred Exchange
Proceeds, Net	(1)	--

Net Cash Used In Investing Activities	(17)	(17)

Cash Flows From Financing Activities:
Dividend	(65)	--
Borrowings of Long-term Debt and Lines of Credit	782	263
Repayments of Long-term Debt and Lines of Credit	(741)	(241)
Proceeds from Stock Option Exercises	--	14
Acquisition of Treasury Stock	(43)	--

Net Cash Provided By (Used In) Financing Activities	(67)	36

Increase (Decrease) In Cash and Cash Equivalents	(38)	92
Cash and Cash Equivalents:
Beginning of Period	246	193

End of Period	$ 208	$ 285

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

When we refer to “Plum Creek”, “the company”, “we”, “us” or “our” we mean Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, and all of its wholly owned consolidated subsidiaries.

The consolidated financial statements include all of the accounts of Plum Creek.  At March 31, 2003, the company owned and managed approximately 8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. The company estimates that approximately 400,000 acres of its 8 million acres of timberlands are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timber management. Furthermore, the company estimates that an additional 900,000 acres may also be suited for conservation, residential or recreational development.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

All significant intercompany transactions have been eliminated in consolidation of the financial statements. All transactions are denominated in United States dollars.

The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements.   The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements in the company’s 2002 annual report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

During the first quarter of 2003 a dividend of $0.35 per share was declared and paid. No dividend was declared during the first quarter of 2002. Instead, the dividend that would have been declared in January 2002 was accelerated to December 2001 due to certain REIT requirements in connection with our October 6, 2001 merger with The Timber Company.

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	March 31, 2003	December 31, 2002

Timber and logging roads - net	$ 2,348	$ 2,352
Timberlands	1,231	1,247

Timber and Timberlands - net	$ 3,579	$ 3,599

In January 2003, the company agreed to sell approximately 29,000 acres of non-strategic timberlands for $13 million. This transaction closed in the second quarter of 2003. The timberlands have a book basis of $22 million, and the company therefore recorded an impairment of $9 million in the first quarter of 2003. The timberlands possess a timber age profile younger than the average for the company’s Rockies Region, have little real estate potential, and are the furthest west from the company’s manufacturing facilities.

Property, plant and equipment consisted of the following (in millions):

	March 31, 2003	December 31, 2002

Land, buildings and improvements	$ 82	$ 82
Machinery and equipment	288	285

	370	367
Accumulated depreciation	(67)	(60)

Property, Plant and Equipment - net	$ 303	$ 307

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2003	December 31, 2002

Raw materials (logs)	$ 15	$ 17
Work-in-process	4	4
Finished goods	32	27

	51	48
Supplies	10	10

Total	$ 61	$ 58

Note 3. Borrowings

Our lines of credit consist of a $600 million revolving line of credit maturing September 30, 2005, and a $150 million 364-day revolving line of credit maturing on November 25, 2003. Subject to customary covenants, the line of credit maturing in 2005 allows for borrowings from time to time up to $600 million, including up to $50 million of standby letters of credit. Borrowings on the lines of credit fluctuate daily based on cash needs. At March 31, 2003, we had $412 million of borrowings and $0.7 million of standby letters of credit outstanding under our line of credit maturing in 2005; there were no borrowings under the 364-day revolving line of credit. As of March 31, 2003, $337 million remained available for borrowing under our lines of credit. On April 1, 2003, $187 million of the borrowings under our line of credit was repaid.

On January 22, 2003, the company issued $300 million of senior notes maturing serially in 2008 to 2013 consisting of the following (in millions):

Maturity	Interest Rate	Principal Amount

2008	3-month LIBOR plus 1.445%	$ 20
2008	4.96%	47
2010	5.48%	55
2013	6.18%	178

		$ 300

The proceeds from the issuance of these notes were used to repay a portion of the outstanding borrowings under the lines of credit and for general business funding purposes.

Note 4. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended March 31 (in millions, except per share amounts):

	2003	2002

Net income	$ 33	$ 56

Denominator for basic earnings per share	184.1	184.5
Effect of dilutive securities - stock options	0.3	0.7
Effect of dilutive securities - restricted stock, dividend
equivalents, and value management plan	0.2	0.1

Denominator for diluted earnings per share - adjusted for	184.6	185.3
dilutive securities

Basic Earnings per Share	$ 0.18	$ 0.30

Diluted Earnings per Share	$ 0.18	$ 0.30

Options to purchase approximately 1.1 million shares of common stock at exercise prices of $23.97 to $30.70 per share were outstanding during the first quarter of 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. The options expire on or before January 2, 2013. During the first quarter of 2002, there were no antidilutive options outstanding.

Note 5. Capital

The changes in the company's capital accounts for the quarter ended March 31, 2003 are as follows (in millions):

	Common Stock Outstanding

	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock	Total Equity

December 31, 2002	184.9	$ 2	$ 2,197	$ 23		$ 2,222
Net Income				33		33
Dividends			(25)	(40)		(65)
VMA Shares Issued (A)	0.1		2			2
Treasury Shares Acquired(B)	(2.0)				$ (43)	(43)
Other			1			1

March 31, 2003	183.0	$ 2	$ 2,175	$ 16	$ (43)	$ 2,150

(A)

At December 31, 2002, participants in Plum Creek’s Stock Incentive Plan earned 44,870 value management awards, which have a face value of $200 per award, or $9 million in total. Under the terms of the plan, the awards are paid 50% in the first quarter of 2003 and 50% in the first quarter of 2004. Furthermore, each payment is made 50% in cash and 50% in Plum Creek stock.

(B)

On October 17, 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of March 31, 2003, the company had repurchased just over 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Note 6. Segment Information

The table below presents information about reported segments for the quarters ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other	Total

2003
External revenues	$ 57	$ 99	$ 23	$ 92	$ 2	$ 273
Intersegment revenues	24	--	--	--	--	24
Depreciation, depletion and
amortization	8	11	--	6	--	25
Operating income (loss)	23	49	4	(5)	1	72

2002
External revenues	$ 57	$ 100	$ 23	$ 93	$ 2	$ 275
Intersegment revenues	21	--	--	--	--	21
Depreciation, depletion and
amortization	9	12	--	5	--	26
Operating income	20	55	12	2	2	91

(A)

During the first quarter of 2003, the Real Estate segment recorded a $9 million impairment loss as a part of cost and expenses on a proposed sale of timberlands. See Note 2 of the Notes to Financial Statements.

A reconciliation of total operating income to income before income taxes for the quarters ended March 31 is presented below (in millions):

	2003	2002

Total segment operating income	$ 72	$ 91
Interest expense, net	28	26
Corporate and other unallocated expenses	13	7

Income before income taxes	$ 31	$ 58

Note 7. Stock-Based Compensation

During 2002, the company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, for stock-based employee compensation, effective as of January 1, 2002. Under the prospective method of adoption selected by the company, stock-based employee compensation cost was recognized in accordance with the fair value recognition provisions of Statement 123 for all employee awards granted, modified, or settled on or after January 1, 2002. Stock-based compensation expense related to employee stock options was $0.2 million for the quarter ended March 31, 2003 and $0.1 million for the quarter ended March 31, 2002.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding unvested awards in the quarters ended March 31 (in millions, except per share amounts):

	2003	2002

Net income, as reported	$ 33	$ 56
Add: Stock-based employee compensation expense
included in reported net income, net of
related tax effects (A)	1	1
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related
tax effects	(1)	(1)

Pro forma net income	$ 33	$ 56

Earnings per share:
Basic--as reported	$ 0.18	$ 0.30

Basic--pro forma	$ 0.18	$ 0.30

Diluted--as reported	$ 0.18	$ 0.30

Diluted--pro forma	$ 0.18	$ 0.30

(A)

In addition to $0.2 million expense recognized related to stock options during the quarter ended March 31, 2003 and $0.1 million during the quarter ended March 31, 2002, stock-based compensation expense in 2003 includes $0.8 million accrued for Plum Creek value management awards and dividend equivalents and grants of restricted stock, and $0.7 million in 2002. Since both the value management awards and the dividend equivalents are paid 50% in company stock and 50% in cash, we also expensed $0.6 million in the quarter ended March 31, 2003 and for the cash portion of these awards compared to $0.8 million in 2002.

In January 2003, the company granted 472,250 stock options. The options have a ten-year term and vest over a four-year period at a rate of 25% per year. Each stock option granted allows the recipient the right to purchase the company’s common stock at a price per share of $21.91, the fair market value of the company’s stock as of the date of the grant. The fair value of the 2003 grants was calculated using the Black-Scholes option valuation model. The grant date fair value of the 2003 grants is $3.27 per option. The expected life of the options is 7 years. Other assumptions used to calculate the fair value include a risk-free interest rate of 3.6%, expected volatility of 29% and a dividend yield of 6.4%.

Note 8. Subsequent Event

On April 29, 2003, the board of directors authorized the company to make a dividend payment of $0.35 per share, or approximately $65 million, which will be paid on May 30, 2003 to stockholders of record on May 15, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

References to “Plum Creek”, “the company”, “we”, “us” or “our” are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, for federal income tax purposes, and all of its wholly owned subsidiaries.

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “projects”, “strategy” or “anticipates” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

It is likely that if one or more of the risks materialize, or if one or more assumptions prove to be incorrect, the current expectations of Plum Creek and its management will not be realized. Forward-looking statements speak only as of the date made, and neither Plum Creek nor its management undertakes any obligation to update or revise any forward-looking statement.

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2003.

Results of Operations — First Quarter 2003 Compared to First Quarter 2002

The following table and narrative compares operating results by segment for the quarters ended March 31 (in millions):

	2003	2002

Operating Income (Loss) by Segment
Northern Resources	$ 23	$ 20
Southern Resources	49	55
Real Estate	4	12
Manufactured Products	(5)	2
Other	1	2

Total Segment Operating Income	72	91
Other Costs & Eliminations	(13)	(7)

Operating Income	$ 59	$ 84

Northern Resources Segment. Revenues increased by $3 million, or 4%, to $81 million in 2003. This increase was due primarily to harvesting from timberlands in Wisconsin that were acquired during December 2002.

Northern Resources Segment operating income was 28% of its revenues for 2003 and 26% for 2002. Segment costs and expenses remained constant at $58 million in 2003 and 2002.

Southern Resources Segment. Revenues decreased by $1 million, or 1%, to $99 million in 2003. This decrease of $1 million was due primarily to lower sales volume ($5 million) and lower softwood sawlog prices ($4 million), offset in part by a higher percentage of delivered log sales compared to sales of standing timber ($8 million).

Sales volume decreased by 7% due to weather-related harvesting curtailments and planned reductions in the harvest levels for the first quarter of 2003. Despite the 7% volume decline during the first quarter of 2003, the harvest volume in the Southern Resources Segment for all of 2003 is still expected to be approximately 4% lower than the 13.8 million tons that were harvested during 2002. Softwood sawlog prices decreased by 4% due primarily to lower demand as a result of weak lumber markets and mill curtailments.

Revenues increased by $8 million due to the company’s increased percentage of delivered logs. The company has increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating income as a percentage of revenue, although operating income is not generally affected.

Southern Resources Segment operating income was 49% of its revenues for 2003 and 55% for 2002. This decrease was due primarily to the increased percentage of delivered log sales and lower softwood sawlog prices. Southern Resources Segment costs and expenses increased by $5 million, or 11%, to $50 million in 2003. This increase of $5 million was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber.

Real Estate Segment. Revenues were stable at $23 million for both 2003 and 2002.

Real Estate Segment operating income was 17% of its first quarter revenues for 2003 and 52% for 2002. This decrease was due primarily to an impairment loss of $9 million recognized during the first quarter of 2003 in connection with the sale of 29,000 acres of timberlands during the second quarter of  2003. See Note 2 of the Notes to Financial Statements. Real Estate Segment costs and expenses increased by $8 million, or 73%, to $19 million primarily due to the first quarter of 2003 impairment loss.

Manufactured Products Segment. Revenues decreased by $1 million, or 1%, to $92 million in the first quarter of 2003. This decrease of $1 million was due primarily to lower lumber prices ($6 million), offset in part by higher MDF sales volume ($4 million) and higher MDF sales prices ($2 million). Common board lumber prices decreased primarily due to weaker demand and increased supply. Lumber demand decreased due to falling consumer confidence and poor weather conditions which hampered new home construction. Lumber supply increased due to log salvage operations as a result of forest fires in 2002. MDF sales volume increased 30% and sales prices increased 11% primarily due to our new thin-board mill, which began operations during the fourth quarter of 2001 and was in a start-up phase during most of 2002.

Manufacturing Products Segment operating loss was $5 million for the quarter ended March 31, 2003, compared to operating income of $2 million for the first quarter of 2002. The decrease in operating performance was due primarily to lower lumber prices and higher MDF resin costs. Manufactured Products Segment costs and expenses increased by $6 million, or 7%, to $97 million in the first quarter of 2003. This increase in costs is due primarily to higher MDF sales volume and higher MDF resin costs.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $13 million in 2003, compared to a decrease of $7 million in 2002. This change of $6 million was due primarily to the deferral of $2 million of intercompany profit during the first quarter of 2003 compared to the release of $2 million of intercompany profit during the first quarter of 2002, and higher corporate expenses. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. The $4 million intercompany profit change is due primarily to unusually low log inventories at March 31, 2002.

Interest Expense. Net interest expense increased by $2 million, or 8%, to $28 million for 2003. This increase was due primarily to a higher debt level during the first quarter of 2003 as a result of the acquisition of 307,000 acres of timberlands located in Wisconsin during December 2002 for approximately $141 million.

Provision for Income Taxes. The provision for income taxes was a $2 million benefit for the first quarter of 2003, compared to a $2 million expense for the first quarter of 2002. This change of $4 million is due primarily to the $7 million decline in operating performance for the Manufacturing Products Segment. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Financial Condition and Liquidity

Net cash provided by operating activities totaled $46 million, compared to $73 million for the same period in 2002. The decrease of $27 million was due primarily to a reduction in net income, excluding a non-cash impairment charge, and an unfavorable working capital variance. Net income, excluding a $9 million impairment charge in the first quarter of 2003, was $14 million lower in the first quarter of 2003, compared to the same period in 2002. The unfavorable working capital change of $8 million is due primarily to the company selling real estate for short-term notes receivable during the first quarter of 2003 that are expected to be collected during the second quarter of 2003.

During the first quarter of 2003 a dividend totaling $65 million was declared and paid. No dividend was declared during the first quarter of 2002. Instead, the dividend that would have been declared in January 2002 was accelerated to December 2001 due to certain REIT requirements in connection with our October 6, 2001 merger with The Timber Company.

On October 17, 2002, our Board of Directors authorized the company to buy back up to $200 million of the company’s outstanding common stock. In January 2003, the company began to purchase shares of common stock. As of March 31, 2003, the company had repurchased 2,014,900 shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

At March 31, 2003, our lines of credit were comprised of a $600 million revolving line of credit maturing on September 30, 2005 and a $150 million 364-day revolving line of credit maturing on November 25, 2003. The rates for both revolving lines of credit are based on LIBOR plus 1.5%, which includes facility fees. Interest rates for both revolving lines are based on a series of borrowings with maturities that can range from one week to six months.

Borrowings on the lines of credit fluctuate daily based on cash needs. Subject to customary covenants, the lines of credit allow for borrowings from time to time up to $750 million, including up to $50 million of standby letters of credit. As of March 31, 2003, $337 million remained available for borrowing under the lines of credit and there were outstanding standby letters of credit of $658,000. On April 1, 2003, $187 million of the borrowings under our lines of credit was repaid.

On January 22, 2003, the company issued $300 million of senior notes maturing serially in 2008 to 2013 consisting of the following (in millions):

Maturity	Interest Rate	Principal Amount

2008	3-month LIBOR plus 1.445%	$ 20
2008	4.96%	47
2010	5.48%	55
2013	6.18%	178

		$ 300

The proceeds from the issuance of these notes were used to repay a portion of the outstanding borrowings under the lines of credit and for general business funding purposes.

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). Our borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves less capital expenditures and principal payments on indebtedness that are not financed. In addition, our lines of credit require that we maintain an interest coverage ratio and maximum leverage ratio. We were in compliance with all of our borrowing agreement covenants as of March 31, 2003.

Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year.

On April 29, 2003, our board of directors declared a dividend of $0.35 per share, or approximately $65 million, which will be paid on May 30, 2003 to stockholders of record on May 15, 2003. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the price and demand for Plum Creek’s products and the general market for timberlands and those timberland properties that have higher and better uses. Other factors that our board of directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Capital expenditures for the first quarter of 2003 were $17 million, unchanged from the same period in 2002. Planned capital expenditures for 2003 are expected to be approximately $91 million and include approximately $59 million for our timberlands, $15 million for the development of our coalbed methane assets and $6 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees.

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

The trade agreement expired in late March 2001, and soon thereafter U.S. industry coalitions submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. On March 22, 2002, the Department of Commerce rendered its final determination in favor of the U.S. industry coalitions and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties on April 26, 2002 to 18.8% and 8.4%, respectively. On May 2, 2002, the International Trade Commission rendered a final determination that the U.S. industry is threatened with material injury by Canadian lumber imports. Following this determination, the Department of Commerce put into effect the countervailing and anti-dumping duties on May 22, 2002. However, reports indicate that the final duties have not had the effect of decreasing Canadian lumber imports into the U.S.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. The final import duties imposed by the Department of Commerce have been referred to appeals panels operating under the World Trade Organization and the North American Free Trade Agreement. These appeals could ultimately be determined adversely to U.S. interests, which could result in an increase of Canadian lumber imports into U.S. markets. Moreover, notwithstanding any favorable U.S. rulings, Canadian lumber imports could otherwise increase or remain at current levels. Currently, the U.S. and Canadian governments are attempting to negotiate a settlement agreement. However, there can be no assurance that an agreement will be reached, or that the terms of any such agreement would be favorable to the U.S. lumber industry’s interests. Therefore, other factors remaining unchanged, downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase.

      Our Cash Dividends are Not Guaranteed and May Fluctuate

On July 1, 1999, we converted from a master limited partnership to a real estate investment trust, or “REIT.” REITs are required to distribute 90% of their net taxable ordinary income. However, unlike ordinary income such as rent, the Internal Revenue Code of 1986, as amended, does not require REITs to distribute capital gain income. Accordingly, we do not believe that the Internal Revenue Code will require us to distribute any material amounts of cash given that the majority of our income comes from timber sales, which generally are treated as capital gains. Our board of directors, in its sole discretion, determines the amount of the quarterly dividends to be provided to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands and those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.5 billion of debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The interest rate on the variable rate debt as of March 31, 2003, was LIBOR plus 1.5%, which includes facility fees; however, this rate could range from LIBOR plus 0.75% to LIBOR plus 1.75% depending on our financial results. The following table presents contractual principal cash flows based upon maturity dates of the debt obligations and the related weighted-average contractual interest rates  for the fixed rate debt as of March 31 (in millions):

	2002	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value (C)
2003
Fixed rate debt (A)		$ 27	$ 27	$ 27	$ 157	$ 123	$ 1,100	$ 1,461	$ 1,633
Avg. interest rate		7.7%	7.6%	7.5%	7.4%	7.3%	7.3%
Variable rate debt (B)				$ 412			$ 20	$ 432	$ 432
2002
Fixed rate debt (A)	$ 27	$ 27	$ 27	$ 27	$ 157		$ 919	$ 1,184	$ 1,200
Avg. interest rate	8.2%	8.1%	8.0%	7.9%	7.9%		7.8%
Variable rate debt				$ 492				$ 492	$ 492

(A)	Excluding unamortized premium of $20 milllion at March 31, 2003 and $27 million at March 31, 2002.

(B)	On April 1, 2003, $187 million of variable rate debt was repaid and the average interest rate for both facilities was 2.83%.

(C)

The increase in fair value of fixed rate debt compared to 2002 is due primarily to the issuance of $280 million in senior notes bearing interest at an average rate of 5.9% and the decline in market interest rates for long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of May 1, 2003, an evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company’s disclosure controls and procedures were effective as of March 31, 2003.

(b) Changes in Internal Controls

Since May 1, 2003 there have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls.

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

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit
2.5	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8–K/A, File No. 1–10239, dated July 18, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8–K, File No.1–10239, dated June 12, 2001).
2.7	Purchase and sale agreement by and among Stora Enso North America Corp. as seller, and Plum Creek Timber, L.P. and the other Plum Creek entities named therein as purchaser, dated as of September 19, 2002. (Form 10–K , File No. 1–10239, for the year ended December 31, 2002).
3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10–Q, File No. 1–10239, for the quarter ended March 31, 2002).
3.2	Amendment and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10–Q, File No. 1–10239, for the quarter ended March 31, 2002).
4.3	The registrant agrees that it will furnish to the Commission a copy of any of its debt instruments not listed herein upon request.
99.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
99.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

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

Date: May 6, 2003

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

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

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

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

By: /s/ William R. Brown
WILLIAM R. BROWN
Executive Vice President and Chief Financial Officer