Form 10-Q
period 2003-06-30
PLUM CREEK TIMBER CO INC
filed 2003-08-04
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes [ X ] No [  ]

The number of outstanding shares of the registrant’s common stock as of July 25, 2003 was 182,974,065.

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Quarter Ended
(In Millions, Except Per Share Amounts)	June 30, 2003	June 30, 2002
Revenues:
Timber	$159	$154
Real Estate	57	18
Manufacturing	99	97
Other	3	2

Total Revenues	318	271

Costs and Expenses:
Cost of Goods Sold:
Timber	79	71
Real Estate	36	7
Manufacturing	99	94
Other	1	--

Total Cost of Goods Sold	215	172
Selling, General and Administrative	19	17

Total Costs and Expenses	234	189

Operating Income	84	82
Interest Expense, net	29	26

Income before Income Taxes	55	56
Benefit (Provision) for Income Taxes	3	(3)

Net Income	$58	$53

Net Income per Share - Basic	$0.32	$0.29

Net Income per Share - Diluted	$0.31	$0.29

Dividends Declared per Share	$0.35	$0.57

Weighted average number of Shares outstanding - Basic	183.0	184.7

Weighted average number of Shares outstanding - Diluted	183.5	185.4

   See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Six Months Ended
(In Millions, Except Per Share Amounts)	June 30, 2003	June 30, 2002
Revenues:
Timber	$315	$311
Real Estate	80	41
Manufacturing	191	190
Other	5	4

Total Revenues	591	546

Costs and Expenses:
Cost of Goods Sold:
Timber	160	145
Real Estate	55	18
Manufacturing	195	183
Other	2	--

Total Cost of Goods Sold	412	346
Selling, General and Administrative	36	34

Total Costs and Expenses	448	380

Operating Income	143	166
Interest Expense, net	57	52

Income before Income Taxes	86	114
Benefit (Provision) for Income Taxes	5	(5)

Net Income	$91	$109

Net Income per Share - Basic	$0.50	$0.59

Net Income per Share - Diluted	$0.49	$0.59

Dividends Declared per Share	$0.70	$0.57

Weighted average number of Shares outstanding - Basic	183.5	184.6

Weighted average number of Shares outstanding - Diluted	184.1	185.4

   See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions)	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$243	$246
Restricted Advance from Customer	2	4
Accounts Receivable	46	33
Inventories	54	58
Investment in Grantor Trust	12	10
Deferred Tax Asset	12	11
Other Current Assets	14	16

	383	378
Timber and Timberlands - Net	3,557	3,599
Property, Plant and Equipment - Net	303	307
Other Assets	7	5

Total Assets	$4,250	$4,289

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$33	$33
Accounts Payable	28	25
Interest Payable	28	21
Wages Payable	15	23
Taxes Payable	13	11
Deferred Revenue	20	18
Liabilities Associated with Grantor Trust	12	10
Other Current Liabilities	16	14

	165	155
Long-Term Debt	1,440	1,170
Lines of Credit	433	669
Deferred Tax Liability	39	44
Other Liabilities	28	29

Total Liabilities	2,105	2,067

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares - 75.0,
outstanding - none	--	--
Common Stock, $0.01 par value, authorized shares - 300.0,
issued (including Treasury Stock) - 185.0 at June 30, 2003 and
184.9 at December 31, 2002	2	2
Additional Paid-In Capital	2,161	2,197
Retained Earnings	25	23
Treasury Stock, at cost, Common shares - 2.0 at June 30, 2003	(43)	--

Total Stockholders' Equity	2,145	2,222

Total Liabilities and Stockholders' Equity	$4,250	$4,289

      See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(In Millions)	June 30, 2003	June 30, 2002
Cash Flows From Operating Activities:
Net Income	$91	$109
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	51	50
Basis of Real Estate Sold (including Impairment Loss)	49	16
Deferred Income Taxes	(5)	4
Working Capital Changes	5	(6)
Other	(1)	2

Net Cash Provided By Operating Activities	190	175

Cash Flows From Investing Activities:
Property Additions (Excluding Tax-Deferred Exchanges)	(38)	(38)
Timberlands Acquired with Tax-Deferred Exchange
Proceeds, Net	(17)	(6)

Net Cash Used In Investing Activities	(55)	(44)

Cash Flows From Financing Activities:
Dividend	(129)	(105)
Borrowings of Long-term Debt and Lines of Credit	1,278	640
Repayments of Long-term Debt and Lines of Credit	(1,244)	(635)
Proceeds from Stock Option Exercises	--	16
Acquisition of Treasury Stock	(43)	--

Net Cash Used In Financing Activities	(138)	(84)

Increase (Decrease) In Cash and Cash Equivalents	(3)	47
Cash and Cash Equivalents:
Beginning of Period	246	193

End of Period	$243	$240

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

The consolidated financial statements include all of the accounts of Plum Creek.  At June 30, 2003, the company owned and managed approximately 8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. The company estimates that approximately 400,000 acres of its 8 million acres of timberlands are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timber management. Furthermore, the company estimates that an additional 900,000 acres may also be suited for conservation, residential or recreational development.

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

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. Statement 149 amends Statement 133 as a result of decisions previously made as part of the Derivatives Implementation Group process, changes made in connection with other FASB projects dealing with financial instruments, and deliberations in connection with issues raised in relation to the application of the definition of a derivative. Except for certain provisions that merely represent the codification of previous Derivatives Implementation Group decisions, which were effective immediately, the Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

During the second quarter of 2003, a dividend of $0.35 per share was declared and paid, compared to a dividend of $0.57 per share during the second quarter of 2002. During the first quarter of 2003 a dividend of $0.35 per share was declared and paid. No dividend was declared during the first quarter of 2002. Instead, the dividend that would have been declared in January 2002 was accelerated to December 2001 due to certain REIT requirements in connection with our October 6, 2001 merger with The Timber Company.

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	June 30, 2003	December 31, 2002
Timber and logging roads - net	$2,323	$2,352
Timberlands	1,234	1,247

Timber and Timberlands - net	$3,557	$3,599

In January 2003, the company agreed to sell approximately 29,000 acres of non-strategic timberlands for $13 million. This transaction closed in the second quarter of 2003. The timberlands had a book basis of $22 million, and the company recorded an impairment of $9 million in the first quarter of 2003. The timberlands possessed a timber age profile younger than the average for the company’s Rockies Region, had limited real estate potential, and were the furthest west from the company’s manufacturing facilities.

Property, plant and equipment consisted of the following (in millions):

	June 30, 2003	December 31, 2002
Land, buildings and improvements	$82	$82
Machinery and equipment	295	285

	377	367
Accumulated depreciation	(74)	(60)

Property, Plant and Equipment - net	$303	$307

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2003	December 31, 2002
Raw materials (logs)	$7	$17
Work-in-process	4	4
Finished goods	33	27

	44	48
Supplies	10	10

Total	$54	$58

Note 3. Borrowings

Our lines of credit consist of a $600 million revolving line of credit maturing September 30, 2005, and a $150 million 364-day revolving line of credit maturing on November 25, 2003. Subject to customary covenants, the line of credit maturing in 2005 allows for borrowings from time to time up to $600 million, including up to $50 million of standby letters of credit. Borrowings on the lines of credit fluctuate daily based on cash needs. At June 30, 2003, we had $433 million of borrowings and $1 million of standby letters of credit outstanding under our line of credit maturing in 2005; there were no borrowings under the 364-day revolving line of credit. As of June 30, 2003, $316 million remained available for borrowing under our lines of credit. On July 1, 2003, $241 million of the borrowings under our lines of credit was repaid.

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

Note 4. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended June 30 (in millions, except per share amounts):

	2003	2002
Net income	$58	$53

Denominator for basic earnings per share	183.0	184.7
Effect of dilutive securities - stock options	0.3	0.6
Effect of dilutive securities - restricted stock, dividend equivalents,
and value management plan	0.2	0.1

Denominator for diluted earnings per share - adjusted for dilutive
securities	183.5	185.4

Basic Earnings per Share	$0.32	$0.29

Diluted Earnings per Share	$0.31	$0.29

The following table sets forth the reconciliation of basic and diluted earnings per share for the six months ended June 30 (in millions, except per share amounts):

	2003	2002
Net income	$91	$109

Denominator for basic earnings per share	183.5	184.6
Effect of dilutive securities - stock options	0.3	0.7
Effect of dilutive securities - restricted stock, dividend equivalents,
and value management plan	0.3	0.1

Denominator for diluted earnings per share - adjusted for dilutive
securities	184.1	185.4

Basic Earnings per Share	$0.50	$0.59

Diluted Earnings per Share	$0.49	$0.59

Options to purchase approximately 1.1 million shares of common stock at exercise prices of $24.95 to $30.70 per share were outstanding during the second quarter and the six months ended June 30, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.  The options expire on or before January 2, 2013. During the second quarter and six months ended June 30, 2002, there were no antidilutive options outstanding.

Note 5. Capital

The changes in the company’s capital accounts for the quarter and six months ended June 30, 2003 are as follows (in millions):

	Common Stock Outstanding
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock	Total Equity
December 31, 2002	184.9	$2	$2,197	$23		$2,222
Net Income				33		33
Dividends			(25)	(40)		(65)
VMA Shares Issued (A)	0.1		2			2
Treasury Shares Acquired (B)	(2.0)				$(43)	(43)
Other			1			1

March 31, 2003	183.0	$2	$2,175	$16	$(43)	$2,150
Net Income				58		58
Dividends			(15)	(49)		(64)
Other			1			1

June 30, 2003	183.0	$2	$2,161	$25	$(43)	$2,145

(A)	At December 31, 2002, participants in Plum Creek’s Stock Incentive Plan earned 44,870 value management awards, which have a value of $200 per award, or $9 million in total. Under the terms of the plan, the awards are paid 50% in the first quarter of 2003 and 50% in the first quarter of 2004. Furthermore, each payment is made 50% in cash and 50% in Plum Creek stock.

(B)	On October 17, 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of June 30, 2003, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Note 6. Segment Information

        The table below presents information about reported segments for the quarters ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total
2003
External revenues	$47	$112	$57	$99	$3	$318
Intersegment revenues	16	--	--	--	--	16
Depreciation, depletion and
amortization	4	14	--	7	1	26
Operating income (loss)	15	55	21	(4)	2	89

2002
External revenues	$43	$111	$18	$97	$2	$271
Intersegment revenues	14	--	--	--	--	14
Depreciation, depletion and
amortization	6	12	--	6	--	24
Operating income	11	64	11	1	1	88

The table below presents information about reported segments for the six months ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other	Total
2003
External revenues	$104	$211	$80	$191	$5	$591
Intersegment revenues	40	--	--	--	--	40
Depreciation, depletion and
amortization	12	25	--	13	1	51
Operating income (loss)	38	104	25	(9)	3	161

2002
External revenues	$100	$211	$41	$190	$4	$546
Intersegment revenues	35	--	--	--	--	35
Depreciation, depletion and
amortization	15	24	--	11	--	50
Operating income	31	119	23	3	3	179

(A)	During the first quarter of 2003, the Real Estate segment recorded a $9 million impairment loss as a part of cost of goods sold on a proposed sale of timberlands. See Note 2 of the Notes to Financial Statements.

A reconciliation of total operating income to income before income taxes for the quarters ended June 30 is presented below (in millions):

	2003	2002
Total segment operating income	$89	$88
Interest expense, net	29	26
Corporate and other unallocated expenses	5	6

Income before income taxes	$55	$56

A reconciliation of total operating income to income before income taxes for the six months ended June 30 is presented below (in millions):

	2003	2002
Total segment operating income	$161	$179
Interest expense, net	57	52
Corporate and other unallocated expenses	18	13

Income before income taxes	$86	$114

Note 7. Stock-Based Compensation

During 2002, the company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, for stock-based employee compensation, effective as of January 1, 2002. Under the prospective method of adoption selected by the company, stock-based employee compensation cost was recognized in accordance with the fair value recognition provisions of Statement 123 for all employee awards granted, modified, or settled on or after January 1, 2002. Stock-based compensation expense related to employee stock options was $0.2 million for the quarter ended June 30, 2003 and $0.1 million for the quarter ended June 30, 2002.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding unvested awards in the quarters andsix-month periods ended June 30 (in millions, except per share amounts):

	Quarters ended June 30, (A)		Six months ended June 30, (B)
	2003	2002	2003	2002
Net income, as reported	$58	$53	$91	$109
Add: Stock-based employee compensation expense
included in reported net income, net of
related tax effects	1	1	2	2
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(1)	(1)	(2)	(2)

Pro forma net income	$58	$53	$91	$109

Earnings per share:
Basic–as reported	$0.32	$0.29	$0.50	$0.59

Basic–pro forma	$0.31	$0.29	$0.49	$0.59

Diluted–as reported	$0.31	$0.29	$0.49	$0.59

Diluted–pro forma	$0.31	$0.29	$0.49	$0.59

(A)	In addition to $0.2 million expense recognized related to stock options during the quarter ended June 30, 2003 and $0.1 million during the quarter ended June 30, 2002, stock-based compensation expense in 2003 includes approximately $1 million accrued for Plum Creek value management awards, dividend equivalents and grants of restricted stock, and approximately $1 million in 2002. Since both the value management awards and the dividend equivalents are paid 50% in company stock and 50% in cash, we also expensed approximately $1 million in the quarters ended June 30, 2003 and 2002 for the cash portion of these awards.

(B)	In addition to $0.4 million expense recognized related to stock options during the six months ended June 30, 2003 and $0.2 million during the six months ended June 30, 2002, stock-based compensation expense in 2003 includes approximately $1 million accrued for Plum Creek value management awards, dividend equivalents and grants of restricted stock, and $2 million in 2002. Since both the value management awards and the dividend equivalents are paid 50% in company stock and 50% in cash, we also expensed approximately $1 million in the six months ended June 30, 2003 for the cash portion of these awards compared to approximately $2 million in 2002.

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

Note 8. Subsequent Events

On July 29, 2003, the board of directors authorized the company to make a dividend payment of $0.35 per share, or approximately $64 million, which will be paid on August 29, 2003 to stockholders of record on August 15, 2003.

On July 29, 2003, the board of directors approved the purchase of approximately 139,000 acres of forestlands located in Arkansas, New Hampshire, and South Carolina for $162 million in cash. Plum Creek expects to complete the acquisitions, which will be financed primarily using funds available under an existing line of credit, prior to year-end.

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

Critical Accounting Policies

Impairment of Long-Lived Assets

General.    The company evaluates its ability to recover its net investment in long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value (net book value) of such assets exceeds the estimated future undiscounted cash flows attributable to such assets over their expected useful life. Impairment losses are measured by the extent to which the carrying value of a group of assets exceeds the fair value of such assets at a given point in time. When the fair values of the assets are not available, the company estimates the fair values by using the discounted expected future cash flows attributable to the assets. The cash flows are discounted at a rate commensurate with the risks associated with the recovery of the assets’ carrying value. Furthermore, SFAS 144 requires recognition of an impairment loss in connection with long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs.

The company has grown substantially through acquisitions in recent years. A large portion of the carrying value of the company’s Timber and Timberlands, and Property, Plant and Equipment represents amounts of the purchase price of recent acquisitions allocated to those assets. The allocation of the purchase price in a business combination is highly subjective. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. SFAS 144 requires that long-lived assets be grouped and evaluated for impairment at the lowest level for which there are independent cash flows. The company tracks cash flows for its eight million acres of timberlands by grouping them into 10 geographic areas in the Northern Resources Segment and 13 geographic areas in the Southern Resources Segment. Additionally, the company tracks cash flows for each of its 10 manufacturing facilities.

Timber and Timberlands Used in Our Business.     SFAS 144 provides that for assets used in a business, an impairment loss is recorded only when the carrying value of such assets is not recoverable through future operations. The recoverability test is based on undiscounted future cash flows over the expected life of the assets. The company uses one harvest cycle (which ranges between 20 and 90 years) for evaluating the recoverability of its timber and timberlands. As a result of the inherently long life of timber and timberlands, management does not expect to incur an impairment loss in the future for the timber and timberlands used in its business.

Timber and Timberlands Held for Sale.     SFAS 144 provides that an impairment loss is recognized for long-lived assets held for sale when the carrying value of such asset exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when management has committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, management has initiated an active program to locate a buyer, and the sale is expected to close within one year. Each of the foregoing occurred during the first quarter of 2003 in connection with approximately 29,000 acres of non-strategic timberlands that were sold during the second quarter of 2003. As a result, we recorded an impairment loss of $9 million during the first quarter of 2003. We expect to continue to sell or exchange non-strategic timberlands to other forest products companies or non-industrial investors, and it is possible that we will recognize, in accordance with SFAS 144, additional impairment losses in the future in connection with sales of non-strategic timberlands.

Property, Plant and Equipment.     The carrying value of Property, Plant and Equipment represents primarily the net book value of our ten manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful live of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs, volumes of product sold, and residual value of the facility. Management currently estimates that the carrying value for each of its manufacturing facilities is recoverable through future operations and that its estimate of future cash flows is reasonable. However, wood product prices have been at depressed levels over the past year. If product prices remain depressed for an extended period of time, or if other key cash flow assumptions are revised in the future, the company may be required to record an impairment loss for one or more of its manufacturing facilities.

Other Critical Accounting Policies.     For a discussion of the company’s other critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2002 Form 10-K.

Recent Events

As of July 28, 2003, our logging operations throughout the states of Montana and Idaho were curtailed due to fire risk as a result of extremely dry weather conditions. It is not possible to predict the extent or duration of the curtailment. If the fire restrictions last for an extended period of time, the curtailment may significantly impact the operating income of our Northern Resources and Manufactured Products Segments.

Results of Operations

Second Quarter 2003 Compared to Second Quarter 2002

The following table and narrative compares operating results by segment for the quarters ended June 30 (in millions):

	2003	2002
Operating Income (Loss) by Segment
Northern Resources	$15	$11
Southern Resources	55	64
Real Estate	21	11
Manufactured Products	(4)	1
Other	2	1

Total Segment Operating Income	89	88
Other Costs &Eliminations	(5)	(6)

Operating Income	$84	$82

Northern Resources Segment.     Revenues increased by $6 million, or 11%, to $63 million in 2003. This increase was due primarily to harvesting from timberlands in Wisconsin that were acquired during December 2002, and harvesting on timber stands during 2003 which contain a greater percentage of high value sawlogs and a lower percentage of low value pulpwood. Sales volume from timberlands in Wisconsin that were acquired in December 2002 increased revenues by $3 million.

Northern Resources Segment operating income was 24% of its revenues for 2003 and 19% for 2002. This increase was due primarily to a richer sales mix during 2003, favorable operating margins associated with the Wisconsin timberlands that were acquired during December 2002, and lower depletion rates. Segment costs and expenses increased by $2 million, or 4%, to $48 million in 2003 due primarily to harvesting of timberlands in Wisconsin that were acquired during December 2002, offset in part by lower depletion rates.

Southern Resources Segment.     Revenues increased by $1 million, or 1%, to $112 million in 2003. This increase of $1 million was due primarily to a higher percentage of delivered log sales compared to sales of standing timber ($8 million), offset in part by lower softwood sawlog prices ($4 million) and lower sales volumes ($3 million).

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

Softwood sawlog prices decreased by 8% due primarily to lower demand as a result of weak lumber markets and mill curtailments. Sales volume decreased by 4% due to a planned reduction in harvest levels for the second quarter of 2003. The harvest volume in the Southern Resources Segment for all of 2003 is expected to be approximately 4% lower than the 13.8 million tons that were harvested during the same period in 2002.

Southern Resources Segment operating income was 49% of its revenues for 2003 and 58% for 2002. This decrease was due primarily to lower softwood sawlog prices and the increased percentage of delivered log sales. Southern Resources Segment costs and expenses increased by $10 million, or 21%, to $57 million in 2003. This increase of $10 million was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber.

Real Estate Segment.     Revenues increased by $39 million, or 217%, to $57 million in 2003. This increase of $39 million was due primarily to the timing of real estate sales and the sale of non-strategic timberlands. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. During the second quarter of 2003, approximately 29,000 acres of non-strategic timberland were sold for $13 million.

Real Estate Segment operating income was 37% of its second quarter revenues for 2003, compared to 61% for 2002. This decrease was due primarily to the sale of timberlands with a higher per acre cost basis and the sale of non-strategic timberlands. Real Estate Segment costs and expenses for the second quarter increased by $29 million to $36 million. This increase is due primarily to a 300% increase in the acres of higher and better use real estate sales, the sale of 29,000 acres of non-strategic timberlands, and a greater percentage of high basis timberland sales. Plum Creek’s historic timberlands, which for accounting purposes were deemed to have been acquired in connection with the October 6, 2001 Timber Company merger, have a significantly higher per acre cost basis than The Timber Company’s historic timberlands.

Manufactured Products Segment.     Revenues increased by $2 million, or 2%, to $99 million in the second quarter of 2003. This increase of $2 million was due primarily to higher lumber sales volume ($5 million) and higher MDF sales volume and prices ($4 million), offset in part by lower lumber prices ($7 million). Lumber volume increased due primarily to enhanced production efficiencies. MDF sales volume increased 6% and sales prices increased 11% due primarily to our new thin-board mill, which began operations during the fourth quarter of 2001 and was in a start-up phase during most of 2002. Lumber prices decreased 14% due primarily to an excess supply of boards as a result of log salvage operations from 2002 forest fires and excess production capacity for stud and dimension lumber throughout North America.

Manufactured Products Segment operating loss was $4 million for the quarter ended June 30, 2003, compared to operating income of $1 million for the second quarter of 2002. The decrease in operating performance was due primarily to lower lumber prices and higher MDF resin costs. Manufactured Products Segment costs and expenses increased by $7 million, or 7%, to $103 million in the second quarter of 2003. This increase in costs was due primarily to higher lumber and MDF sales volumes, and higher MDF resin costs.

Other Costs and Eliminations.     Other Costs and Eliminations, which consists of corporate overhead and intercompany profit elimination, decreased operating income by $5 million in 2003, compared to a decrease of $6 million in 2002.

Interest Expense.     Net interest expense increased by $3 million, or 12%, to $29 million for 2003. This increase was due primarily to a higher debt level during the second quarter of 2003 as a result of the acquisition of 307,000 acres of timberlands located in Wisconsin during December 2002 for approximately $141 million and the purchase of 2 million shares of Treasury Stock during the first quarter of 2003 for $43 million.

Provision for Income Taxes.     The provision for income taxes was a $3 million benefit for the second quarter of 2003, compared to a $3 million expense for the second quarter of 2002. This change of $6 million was due primarily to the $5 million decline in operating performance for the Manufactured Products Segment and lower sales of higher and better use lands through our taxable REIT subsidiaries during the second quarter of 2003. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The following table and narrative compares operating results by segment for the six months ended June 30 (in millions):

	2003	2002
Operating Income (Loss) by Segment
Northern Resources	$38	$31
Southern Resources	104	119
Real Estate	25	23
Manufactured Products	(9)	3
Other	3	3

Total Segment Operating Income	161	179
Other Costs & Eliminations	(18)	(13)

Operating Income	$143	$166

Northern Resources Segment.     Revenues increased by $9 million, or 7%, to $144 million in 2003. This increase was due primarily to harvesting from timberlands in Wisconsin that were acquired during December 2002 and harvesting on timber stands during 2003 which contain a greater percentage of high value sawlogs and a lower percentage of low value pulpwood. Sales volume from timberlands in Wisconsin that were acquired in December 2002 increased revenues by $6 million.

Northern Resources Segment operating income was 26% of its revenues for 2003 and 23% for 2002. This increase was due primarily to a richer sales mix during 2003 and lower depletion rates. Segment costs and expenses increased by $2 million, or 2%, to $106 million in 2003 due primarily to harvesting of timberlands in Wisconsin that were acquired during December 2002, offset in part by lower depletion rates. Costs associated with the timberland operations in Wisconsin that were acquired in December 2002 were $5 million for the six months ended June 30, 2003.

Southern Resources Segment.     Revenues were $211 million in 2003 and 2002. Even though total revenues were stable, the components of the revenues changed. Higher revenues due to an increase in the percentage of delivered log sales compared to sales of standing timber ($16 million) were offset by lower revenues due to a decrease in sales volume ($8 million) and lower softwood sawlog prices ($8 million).

Revenues increased by $16 million due to the company’s increased percentage of delivered logs. The company has increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating income as a percentage of revenue, although operating income is not generally affected.

Sales volume for the six months ended June 30, 2003 decreased by 5% due to a planned reduction in harvest levels. The harvest volume in the Southern Resources Segment for all of 2003 is expected to be approximately 4% lower than the 13.8 million tons that were harvested during 2002. Softwood sawlog prices decreased by 5% due primarily to lower demand as a result of weak lumber markets and mill curtailments.

Southern Resources Segment operating income was 49% of its revenues for 2003 and 56% for 2002. This decrease was due primarily to the increased percentage of delivered log sales and lower softwood sawlog prices. Southern Resources Segment costs and expenses increased by $15 million, or 16%, to $107 million in 2003. This increase of $15 million was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber.

Real Estate Segment.     Revenues increased by $39 million, or 95%, to $80 million in 2003. This increase of $39 million was due primarily to the timing of real estate sales and the sale of non-strategic timberlands. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. During the second quarter of 2003, approximately 29,000 acres of non-strategic timberland were sold for $13 million.

Real Estate Segment operating income was 31% of its revenues for 2003 compared to 56% for 2002. This decrease was due primarily to the sale of timberlands with a higher per acre cost basis and the sale of non-strategic timberlands. Real Estate Segment costs and expenses increased by $37 million, or 206%, to $55 million. This increase is due primarily to an increase in the acres of higher and better use real estate sales, the sale of 29,000 acres of non-strategic timberlands, and a greater percentage of high basis timberland sales. Plum Creek’s historic timberlands, which for accounting purposes were deemed to have been acquired in connection with the October 6, 2001 Timber Company merger have a significantly higher per acre cost basis than The Timber Company’s historic timberlands.

Manufactured Products Segment.     Revenues increased slightly to $191 million in 2003 compared to $190 million in 2002. This increase of $1 million was due primarily to higher MDF sales volume and prices ($10 million) and higher lumber sales volume ($4 million), offset in part by lower lumber prices ($13 million). MDF sales volume increased 15% and sales prices increased 11% due primarily to our new thin-board mill, which began operations during the fourth quarter of 2001 and was in a start-up phase during most of 2002. Lumber prices decreased 14% due primarily to an excess supply of boards as a result of log salvage operations from 2002 forest fires and excess production capacity for stud and dimension lumber throughout North America.

Manufactured Products Segment operating loss was $9 million for the six months ended June 30, 2003, compared to operating income of $3 million for the same period in 2002. The decrease in operating performance was due primarily to lower lumber prices and higher MDF resin costs. Manufactured Products Segment costs and expenses increased by $13 million, or 7%, to $200 million in the six months ended June 30, 2003. This increase in costs was due primarily to higher lumber and MDF sales volumes, and higher MDF resin costs.

Other Costs and Eliminations.     Other Costs and Eliminations, which consists of corporate overhead and intercompany profit elimination, decreased operating income by $18 million in 2003, compared to a decrease of $13 million in 2002. This change of $5 million was due primarily to $3 million less of intercompany profit being released in 2003, and an increase of $2 million in corporate expenses. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties.

Interest Expense.     Net interest expense increased by $5 million, or 10%, to $57 million for 2003. This increase was due primarily to a higher debt level during the first six months of 2003 as a result of the acquisition of 307,000 acres of timberlands located in Wisconsin during December 2002 for approximately $141 million and the purchase of 2 million shares of Treasury Stock during the first quarter of 2003 for $43 million.

Provision for Income Taxes.     The provision for income taxes was a $5 million benefit for the first six months of 2003, compared to a $5 million expense for the first six months of 2002. This change of $10 million was due primarily to the $12 million decline in operating performance for the Manufactured Products Segment and lower sales of higher and better use lands through our taxable REIT subsidiaries during the first six months of 2003. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Financial Condition and Liquidity

Net cash provided by operating activities totaled $190 million for the first six months of 2003, compared to $175 million for the same period of 2002. The increase of $15 million was due primarily to a $39 million increase in real estate sales proceeds (which includes $13 million of proceeds from the sale of non-strategic timberlands), offset in part by a decrease of $12 million in operating income from our manufacturing operations and a decrease of $8 million in operating income from our northern and southern resources operations.

During the second quarter of 2003, a dividend of $0.35 per share was declared and paid, compared to a dividend of $0.57 per share during the second quarter of 2002. During the first six months of 2003, dividends of $0.70 per share were declared and paid, compared to dividends of $0.57 per share during the first six months of 2002. No dividend was declared during the first quarter of 2002. Instead, the dividend that would have been declared in January 2002 was accelerated to December 2001 due to certain REIT requirements in connection with our October 6, 2001 merger with The Timber Company.

On October 17, 2002, our Board of Directors authorized the company to buy back up to $200 million of the company’s outstanding common stock. In January 2003, the company began to purchase shares of common stock. As of June 30, 2003, the company had repurchased 2,019,900 shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

At June 30, 2003, our lines of credit were comprised of a $600 million revolving line of credit maturing on September 30, 2005 and a $150 million 364-day revolving line of credit maturing on November 25, 2003. The rates for both revolving lines of credit are based on LIBOR plus 1.5%, which includes facility fees. Interest rates for both revolving lines are based on a series of borrowings with maturities that can range from one week to six months.

Borrowings on the lines of credit fluctuate daily based on cash needs. Subject to customary covenants, the lines of credit allow for borrowings from time to time up to $750 million, including up to $50 million of standby letters of credit. As of June 30, 2003, $316 million remained available for borrowing under the lines of credit and there were outstanding standby letters of credit of approximately $1.4 million. On July 1, 2003, $241 million of the borrowings under our lines of credit was repaid.

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

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). Our borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves less capital expenditures and principal payments on indebtedness that are not financed. In addition, our lines of credit require that we maintain an interest coverage ratio and maximum leverage ratio. We were in compliance with all of our borrowing agreement covenants as of June 30, 2003.

Cash required to meet our financial needs will be significant. We believe, however, that cash on hand, cash flows from continuing operations and borrowings under our line of credit will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year.

On April 29, 2003, our board of directors declared a dividend of $0.35 per share, or approximately $65 million, which was paid on May 30, 2003 to stockholders of record on May 15, 2003. On July 29, 2003, our board of directors declared a dividend of $0.35 per share, or approximately $64 million, which will be paid on August 29, 2003 to stockholders of record on August 15, 2003. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the price and demand for Plum Creek’s products and the general market for timberlands and those timberland properties that have higher and better uses. Other factors that our board of directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Capital expenditures, excluding the acquisition of timberlands, for the six months ended June 30, 2003 and 2002 were $38 million.  Planned capital expenditures for 2003, excluding the acquisition of timberlands, are expected to be $92 million and include approximately $59 million for our timberlands, $15 million for the development of our coalbed methane assets and $ 6 million for our manufacturing facilities.  The $59 million for our timberlands is primarily for reforestation and other expenditures associated with the planting and growing of trees.   Additionally, during 2003 we plan to purchase approximately 139,000 acres of forestlands located in Arkansas, New Hampshire and South Carolina for $162 million.  A portion of the 139,000 acres will be acquired with tax-deferred exchange proceeds.  As of June 30, 2003 there was $17 million of proceeds from timberlands sold during 2003 that will be used to acquire timberlands using tax-deferred exchanges.

Risk Factors

Business and Operating Risks

      The Cyclical Nature of Our Business Could Adversely Affect Our Results of Operations

Our results of operations are affected by the cyclical nature of the forest products industry. Historical prices for logs and manufactured wood products have been volatile, and we, like other participants in the forest products industry, have limited direct influence over the time and extent of price changes for logs and wood products. The demand for logs and wood products is primarily affected by the level of new residential construction activity and, to a lesser extent, repair and remodeling activity and other industrial uses. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. These activities are, in turn, subject to fluctuations due to, among other factors:

•	changes in domestic and international economic conditions;
•	interest rates;
•	population growth and changing demographics; and
•	seasonal weather cycles (e.g., dry summers, wet winters).

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This results in lower revenues, profits and cash flows. In addition, industry-wide increases in the supply of logs and wood products during favorable price environments can also lead to downward pressure on prices. Timber owners generally increase production volumes for logs and wood products during favorable price environments. Such increased production, however, when coupled with even modest declines in demand for these products in general, could lead to oversupply and lower prices.

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

In addition, the market for and ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses could have a significant effect on our results of operations.

The following factors, among others, may adversely affect the timing and amount of income generated by our real estate activities:

•	general economic conditions;
•	availability of funding for governmental agencies, developers, conservation organizations, individuals and others to purchase our lands for conservation, recreation, residential or other purposes;
•	local real estate market conditions, such as oversupply of, or reduced demand for, properties sharing the same or similar characteristics as those in our portfolio;
•	relative illiquidity of real estate investments;
•	impact of federal, state and local land use and environmental protection laws; or
•	changes in tax, real estate and zoning laws.

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

Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. This source of lumber was constrained in April 1996 when a five-year lumber trade agreement between the U.S. and Canada went into effect. The trade agreement was intended to limit the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain levels from the four major producing Canadian provinces.

The trade agreement expired in March 2001, and soon thereafter a U.S. industry coalition submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. In March 2002, the Department of Commerce rendered a final determination in favor of the U.S. industry coalition and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties in April 2002 to 18.8% and 8.4%, respectively. In May 2002, the International Trade Commission rendered a final determination that the U.S. industry was threatened with material injury by Canadian lumber imports. Following this determination, the Department of Commerce put into effect the countervailing and anti-dumping duties in May 2002. Reports indicate, however, that the final duties have not had the effect of decreasing Canadian lumber imports into the U.S.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. Canada appealed both the anti-dumping duty and the countervailing duty to the WTO and NAFTA appeal boards. Both the WTO and NAFTA recently issued rulings that affirmed the U.S. position that Canadian stumpage practices are, in fact, providing a subsidy to the Canadian industry, and upheld the validity of antidumping duties imposed on most Canadian producers. However, both the WTO and NAFTA rulings included provisions for re-examining the calculation and level of the countervailing and the anti-dumping duties. To avoid protracted litigation, the U.S. and Canadian governments are attempting to negotiate a settlement agreement. There can be no assurance, however, that an agreement will be reached, or that the terms of any such agreement would be favorable to the U.S. lumber industry’s interests. Therefore, other factors remaining unchanged, downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase.

      Our Cash Dividends are Not Guaranteed and May Fluctuate

In July 1999, we converted from a master limited partnership to a real estate investment trust, or “REIT”. REITs are required to distribute 90% of their net taxable ordinary income. However, unlike ordinary income such as rent, the Internal Revenue Code of 1986, as amended, does not require REITs to distribute capital gain income. Accordingly, we do not believe that the Internal Revenue Code will require us to distribute any material amounts of cash given that the majority of our income comes from timber sales, which generally are treated as capital gains. Our board of directors, in its sole discretion, determines the amount of the quarterly dividends to be provided to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands and those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

      We May Be Unsuccessful in Carrying Out Our Acquisition Strategy

We intend to pursue acquisitions of strategic timberland properties. As with any investment, our future acquisitions, if any, may not perform in accordance with our expectations. In addition, we anticipate financing such acquisitions through cash from operations, borrowings under our unsecured credit facilities, proceeds from equity or debt offerings (including offerings of limited partnership units by our operating partnership) or proceeds from asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations, could adversely affect our results of operations.

      We Depend on External Sources of Capital for Future Growth

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

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

Stock Ownership

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

Tax Risks

If We Fail to Qualify as a REIT, We Would Be Subject to Tax at Corporate Rates and Would Not Be Able to Deduct Dividends to Stockholders When Computing Our Taxable Income

If in any taxable year we fail to qualify as a REIT:

•	we would be subject to federal and state income tax on our taxable income at regular corporate rates of approximately 40%;
•	we would not be allowed to deduct dividends to stockholders in computing our taxable income;and
•	unless we were entitled to relief under the Internal Revenue Code, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.

If we fail to qualify as a REIT, we might need to borrow funds or liquidate some investments in order to pay the additional tax liability. Accordingly, funds available for investment or dividends to our stockholders would be reduced for each of the years involved.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. Although we operate in a manner consistent with the REIT qualification rules, we cannot assure you that we are or will remain so qualified.

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

If Georgia-Pacific’s Redemption of Timber Company Common Stock Did Not Qualify for Tax-Free Treatment, Georgia-Pacific and the former Holders of Timber Company Common Stock Would Be Subject to Tax

We, together with Georgia-Pacific, sought a ruling from the Internal Revenue Service to the effect that neither Georgia-Pacific nor the holders of Timber Company Stock would recognize gain for federal income tax purposes with respect to Georgia-Pacific’s redemption of each outstanding share of Timber Company Stock.

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

In September 2002, Georgia-Pacific entered into a Closing Agreement with the Internal Revenue Service completing a pre-filing review of Georgia-Pacific’s federal income tax reporting of the redemption of Timber Company Stock. Under the terms of the Closing Agreement, the Internal Revenue Service agreed that neither Georgia-Pacific nor the former holders of Timber Company Stock would recognize a gain or loss as a result of the redemption of Timber Company Stock. Georgia-Pacific and we believe that the Closing Agreement is conclusive with respect to the most material tax consequences associated with Georgia-Pacific’s redemption of Timber Company Stock, except as described below with respect to section 355(e) of the Internal Revenue Code.

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

If We Failed to Distribute the Earnings and Profits of The Timber Company, We Would Be Subject to Adverse Tax Consequences

We were required by January 31, 2002 to distribute the earnings and profits acquired from the six entities that comprised The Timber Company. We believe that the accelerated payment of our fourth quarter dividend for 2001, which we paid on December 28, 2001, was sufficient to distribute these earnings and profits. If we failed to distribute an amount equal to these earnings and profits, we might be subject to adverse tax consequences. We expect that, even if the earnings and profits were subsequently adjusted upward by the Internal Revenue Service, the amount we distributed exceeded such earnings and profits. Nevertheless, such an adjustment may give rise to the imposition of the 4% excise tax on the excess income required to be distributed over the amounts treated as distributed after application of the earnings and profits rule.

Other Risks

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

In March 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron. In June 2002, Arthur Andersen was found guilty of obstruction of justice. As a result of this conviction, Arthur Andersen ceased practicing before the SEC in August of 2002. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the filing of a consent or report of Arthur Andersen in certain circumstances. Notwithstanding the SEC’s regulatory relief, the inability of Arthur Andersen to provide a consent or report could negatively affect Plum Creek’s ability to access the capital markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.4 billion of debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The interest rate on the variable rate debt as of June 30, 2003, was LIBOR plus 1.5%, which includes facility fees; however, this rate could range from LIBOR plus 0.75% to LIBOR plus 1.75% depending on our financial results. The following table presents contractual principal cash flows based upon maturity dates of the debt obligations and the related weighted-average contractual interest rates for the fixed rate debt as of June 30 (in millions):

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value(C)
2003
Fixed rate debt(A)	$--	$27	$27	$157	$123	$1,100	$1,434	$1,659

Avg. interest rate	7.6%	7.6%	7.5%	7.4%	7.3%	7.3%

Variable rate debt(B)			$433			$20	$453	$453

2002
Fixed rate debt(A)	$27	$27	$27	$157	$123	$796	$1,157	$1,217

Avg. interest rate	8.1%	8.0%	7.9%	7.9%	7.8%	7.8%

Variable rate debt			$504				$504	$504

(A)	Excluding unamortized premium of $19 million at June 30, 2003 and $25 million at June 30, 2002.

(B)	On July 1, 2003, $241 million of the $433 million variable rate debt outstanding under our lines of credit was repaid and the average interest rate for both facilities was 2.86%.

(C)	The increase in fair value of fixed rate debt compared to 2002 was due primarily to the issuance of $280 million in senior notes bearing interest at an average rate of 5.9% and the decline in market interest rates for long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report.  Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the company’s disclosure controls and procedures were effective as of the end of such period.

(b) Controls over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There is no pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity.

Items 2 and 3 of Part II are not applicable and have been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

The company’s 2003 Annual Meeting of Stockholders was held on May 8, 2003. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, the following items were submitted to a vote of the stockholders:

(a)	The company’s board of directors nominated five individuals for re-election to the board for one-year terms expiring at the 2004 Annual Meeting of Stockholders. There were no solicitations in opposition to the board’s nominees for director, and all of the nominees were re-elected.

(b)	A shareholder proposal regarding certain environmental principles sponsored by the Coalition For Environmentally Responsible Economies (“CERES”) was defeated with 85,390,086 votes against the proposal, 10,466,105 votes in favor of the proposal, 9,075,943 abstentions and 58,746,150 broker non-votes.

Item 5 of Part II is not applicable and has been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.  Exhibits designated by a positive sign (“+”) indicate management contracts or compensation plans.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit
2.5	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, dated July 18, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, File No. 1-10239, dated June 12, 2001).
2.7	Purchase and Sale Agreement by and among Stora Enso North America Corp., as seller, and Plum Creek Timberlands, L.P. and the other Plum Creek entities named therein, as purchaser, dated as of September 19, 2002 (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
2.8	Form of Real Estate Sales Contract governing the terms of acquisition of three tracts of timberlands by and among Great Eastern Timber Company, LLC, as seller, and Plum Creek Timberlands, L.P. and other Plum Creek entities named therein, as purchasers, dated as of July 2, 2003.
3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).
3.2	Amendment and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).
4.3	The registrant agrees that it will furnish to the Commission a copy of any of its debt instruments not listed herein upon request.
10.3+	Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995). Second Amendment to Plum Creek Supplemental Benefits Plan.
31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The company filed a Current Report on Form 8-K, dated April 21, 2003, furnishing a copy of its press release announcing the company’s results of operations for the first quarter ended March 31, 2003, and certain related information.

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

August 4, 2003