Form 10-Q
period 2003-09-30
PLUM CREEK TIMBER CO INC
filed 2003-11-03
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes [ X ] No [  ]

The number of outstanding shares of the registrant’s common stock as of October 24, 2003 was 182,994,952.

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Quarter Ended
(In Millions, Except Per Share Amounts)	September 30, 2003	September 30, 2002
Revenues:
Timber	$158	$170
Real Estate	28	38
Manufacturing	101	101
Other	3	1

Total Revenues	290	310

Costs and Expenses:
Cost of Goods Sold:
Timber	88	87
Real Estate	10	11
Manufacturing	99	95
Other	1	1

Total Cost of Goods Sold	198	194
Selling, General and Administrative	20	19

Total Costs and Expenses	218	213

Operating Income	72	97
Interest Expense, net	29	25

Income before Income Taxes	43	72
Benefit (Provision) for Income Taxes	2	(2)

Net Income	$45	$70

Net Income per Share - Basic	$0.25	$0.38

Net Income per Share - Diluted	$0.25	$0.38

Dividends Declared per Share	$0.35	$0.57

Weighted average number of Shares outstanding - Basic	183.0	184.8

Weighted average number of Shares outstanding - Diluted	183.7	185.5

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Nine months Ended
(In Millions, Except Per Share Amounts)	September 30, 2003	September 30, 2002
Revenues:
Timber	$473	$481
Real Estate	108	79
Manufacturing	292	291
Other	8	5

Total Revenues	881	856

Costs and Expenses:
Cost of Goods Sold:
Timber	248	232
Real Estate	65	29
Manufacturing	294	278
Other	3	1

Total Cost of Goods Sold	610	540
Selling, General and Administrative	56	53

Total Costs and Expenses	666	593

Operating Income	215	263
Interest Expense, net	86	77

Income before Income Taxes	129	186
Benefit (Provision) for Income Taxes	7	(7)

Net Income	$136	$179

Net Income per Share - Basic	$0.74	$0.97

Net Income per Share - Diluted	$0.74	$0.97

Dividends Declared per Share	$1.05	$1.14

Weighted average number of Shares outstanding - Basic	183.4	184.7

Weighted average number of Shares outstanding - Diluted	184.0	185.4

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions)	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$281	$246
Restricted Advance from Customer	16	4
Accounts Receivable	37	33
Inventories	47	58
Investment in Grantor Trust	13	10
Deferred Tax Asset	12	11
Other Current Assets	18	16

	424	378
Timber and Timberlands - Net	3,584	3,599
Property, Plant and Equipment - Net	303	307
Other Assets	6	5

Total Assets	$4,317	$4,289

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$33	$33
Accounts Payable	29	25
Interest Payable	37	21
Wages Payable	19	23
Taxes Payable	16	11
Deferred Revenue	31	18
Liabilities Associated with Grantor Trust	13	10
Other Current Liabilities	17	14

	195	155
Long-Term Debt	1,439	1,170
Lines of Credit	491	669
Deferred Tax Liability	36	44
Other Liabilities	29	29

Total Liabilities	2,190	2,067

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares -
75.0, outstanding - none	--	--
Common Stock, $0.01 par value, authorized shares - 300.0,
issued (including Treasury Stock) - 185.0 at September 30, 2003
and 184.9 at December 31, 2002	2	2
Additional Paid-In Capital	2,152	2,197
Retained Earnings	16	23
Treasury Stock, at cost, Common shares - 2.0 at
September 30, 2003	(43)	--

Total Stockholders' Equity	2,127	2,222

Total Liabilities and Stockholders' Equity	$4,317	$4,289

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months Ended
(In Millions)	September 30, 2003	September 30, 2002
Cash Flows From Operating Activities:
Net Income	$136	$179
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Including $4 Loss
Related to Forest Fires)	79	78
Basis of Real Estate Sold (Including $9 Impairment Loss)	57	24
Deferred Income Taxes	(8)	6
Working Capital Changes	33	13
Other	2	6

Net Cash Provided By Operating Activities	299	306

Cash Flows From Investing Activities:
Property Additions (Excluding Tax-Deferred Exchanges)	(94)	(73)
Timberlands Acquired with Tax-Deferred Exchange Proceeds, Net	(25)	(13)

Net Cash Used In Investing Activities	(119)	(86)

Cash Flows From Financing Activities:
Dividends	(193)	(211)
Borrowings of Long-term Debt and Lines of Credit	1,664	1,151
Repayments of Long-term Debt and Lines of Credit	(1,574)	(1,100)
Proceeds from Stock Option Exercises	1	17
Acquisition of Treasury Stock	(43)	--

Net Cash Used In Financing Activities	(145)	(143)

Increase In Cash and Cash Equivalents	35	77
Cash and Cash Equivalents:
Beginning of Period	246	193

End of Period	$281	$270

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

The consolidated financial statements include all of the accounts of Plum Creek.  At September 30, 2003, the company owned and managed approximately 8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. The company estimates that approximately 400,000 acres of its 8 million acres of timberlands are located in recreational areas or near expanding population centers and may be better suited for conservation, residential or recreational purposes, rather than for long-term commercial timber management. Furthermore, the company estimates that an additional 900,000 acres may also be suited for conservation, residential or recreational development.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands. As a result, the effective tax rate is lower than the federal statutory rate due to the exclusion of the REIT income.

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

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. Statement 149 amends Statement 133 as a result of decisions previously made as part of the Derivatives Implementation Group process, changes made in connection with other FASB projects dealing with financial instruments, and deliberations in connection with issues raised in relation to the application of the definition of a derivative. Except for certain provisions that merely represent the codification of previous Derivatives Implementation Group decisions, which were effective immediately, the Statement is effective for contracts entered into or modified after September 30, 2003, and hedging relationships designated after September 30, 2003. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

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

During each of the first three quarters of 2003, dividends of $0.35 per share were declared and paid, compared to dividends of $0.57 per share during the second and third quarter of 2002. No dividend was declared during the first quarter of 2002. Instead, the dividend that would have been declared in January 2002 was accelerated to December 2001 due to certain REIT requirements in connection with our October 6, 2001 merger with The Timber Company.

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	September 30, 2003	December 31, 2002
Timber and logging roads - net	$2,354	$2,352
Timberlands	1,230	1,247

Timber and Timberlands - net	$3,584	$3,599

During the first quarter of 2003, the company agreed to sell approximately 29,000 acres of non-strategic timberlands for $13 million. This transaction closed in the second quarter of 2003. The timberlands had a book basis of $22 million, and the company recorded an impairment of $9 million in the first quarter of 2003. The timberlands possessed a timber age profile younger than the average for the company’s Rockies Region, had limited real estate potential, and were the furthest west from the company’s manufacturing facilities.

During the third quarter of 2003, Plum Creek acquired 38,000 acres of forestlands in Arkansas and 33,000 acres in New Hampshire for approximately $58 million. The timberlands contain both softwood and mixed hardwood stands. The purchases were financed primarily using borrowings under existing lines of credit and $24 million of funds from tax-deferred exchange transactions.

During the third quarter of 2003, a loss of $4 million was recorded in the Northern Resources Segment as a result of forest fires on approximately 45,000 acres in Montana. The $4 million loss represents the book basis of the timber volume destroyed by fire.

Property, plant and equipment consisted of the following (in millions):

	September 30, 2003	December 31, 2002
Land, buildings and improvements	$82	$82
Machinery and equipment	303	285

	385	367
Accumulated depreciation	(82)	(60)

Property, Plant and Equipment - net	$303	$307

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2003	December 31, 2002
Raw materials (logs)	$5	$17
Work-in-process	3	4
Finished goods	30	27

	38	48
Supplies	9	10

Total	$47	$58

Note 3. Borrowings

Our lines of credit consist of a $600 million revolving line of credit maturing September 30, 2005, and a $150 million 364-day revolving line of credit maturing on November 25, 2003. Subject to customary covenants, the line of credit maturing in 2005 allows for borrowings from time to time up to $600 million, including up to $50 million of standby letters of credit. Borrowings on the lines of credit fluctuate daily based on cash needs. At September 30, 2003, we had $491 million of borrowings and $5 million of standby letters of credit outstanding under our line of credit maturing in 2005; there were no borrowings under the 364-day revolving line of credit. The company has elected not to renew the $150 million line of credit. As of September 30, 2003, $104 million remained available for borrowing under our $600 million line of credit. On October 1, 2003, $258 million of the borrowings under our lines of credit was repaid.

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

Note 4. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended September 30 (in millions, except per share amounts):

	2003	2002
Net income	$45	$70

Denominator for basic earnings per share	183.0	184.8
Effect of dilutive securities - stock options	0.5	0.4
Effect of dilutive securities - restricted stock, dividend
equivalents, and value management plan	0.2	0.3

Denominator for diluted earnings per share - adjusted for
dilutive securities	183.7	185.5

Basic Earnings per Share	$0.25	$0.38

Diluted Earnings per Share	$0.25	$0.38

The following table sets forth the reconciliation of basic and diluted earnings per share for the nine months ended September 30 (in millions, except per share amounts):

	2003	2002
Net income	$136	$179

Denominator for basic earnings per share	183.4	184.7
Effect of dilutive securities - stock options	0.4	0.5
Effect of dilutive securities - restricted stock, dividend
equivalents, and value management plan	0.2	0.2

Denominator for diluted earnings per share - adjusted for
dilutive securities	184.0	185.4

Basic Earnings per Share	$0.74	$0.97

Diluted Earnings per Share	$0.74	$0.97

Options to purchase 0.5 million shares of common stock at exercise prices of $29.70 to $30.70 per share were outstanding during the third quarter of 2003 and the third quarter and nine months ended September 30, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.  For the nine months ended September 30, 2003, antidilutive options for 1.1 million shares with exercise prices of $24.95 to $30.70 were excluded for certain quarters from the computation of diluted earnings per share. The antidilutive options expire on or before January 2, 2013.

Note 5. Capital

The changes in the company’s capital accounts for the quarter andnine months ended September 30, 2003 are as follows (in millions):

	Common Stock Outstanding
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock	Total Equity
December 31, 2002	184.9	$2	$2,197	$23	$--	$2,222
Net Income	--	--	--	33	--	33
Dividends	--	--	(25)	(40)	--	(65)
VMA Shares Issued (A)	0.1	--	2	--	--	2
Treasury Shares Acquired (B)	(2.0)	--	--	--	(43)	(43)
Other	--	--	1	--	--	1

March 31, 2003	183.0	$2	$2,175	$16	$(43)	$2,150
Net Income	--	--	--	58	--	58
Dividends	--	--	(15)	(49)	--	(64)
Other	--	--	1	--	--	1

June 30, 2003	183.0	$2	$2,161	$25	$(43)	$2,145
Net Income	--	--	--	45	--	45
Dividends	--	--	(10)	(54)	--	(64)
Other	--	--	1	--	--	1

September 30, 2003	183.0	$2	$2,152	$16	$(43)	$2,127

(A)	At December 31, 2002, participants in Plum Creek’s Stock Incentive Plan earned 44,870 value management awards, which have a value of $200 per award, or $9 million in total. Under the terms of the plan, the awards are paid 50% in the first quarter of 2003 and 50% in the first quarter of 2004. Furthermore, each payment is made 50% in cash and 50% in Plum Creek stock.

(B)	On October 17, 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of September 30, 2003, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Note 6. Segment Information The table below presents information about reported segments for the quarters ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total
2003
External revenues	$51	$107	$28	$101	$3	$290
Intersegment revenues	17	--	--	--	--	17
Depreciation, depletion and
amortization (A)	9	13	--	6	--	28
Operating income (loss)	14	50	18	(2)	2	82
2002
External revenues	$60	$110	$38	$101	$1	$310
Intersegment revenues	32	--	--	--	--	32
Depreciation, depletion and
amortization	10	12	--	6	--	28
Operating income	23	57	27	3	1	111

(A)	Northern Resources and Total including $4 million loss related to forest fires.

The table below presents information about reported segments for the nine months ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total
2003
External revenues	$155	$318	$108	$292	$8	$881
Intersegment revenues	57	--	--	--	--	57
Depreciation, depletion and
amortization (A)	21	38	--	19	1	79
Operating income (loss)	52	154	43	(11)	5	243
2002
External revenues	$160	$321	$79	$291	$5	$856
Intersegment revenues	67	--	--	--	--	67
Depreciation, depletion and
amortization	25	36	--	17	--	78
Operating income	54	176	50	6	4	290

(A)	Northern Resources and Total including $4 million loss related to forest fires.

A reconciliation of total operating income to income before income taxes for the quarters ended September 30 is presented below (in millions):

	2003	2002
Total segment operating income	$82	$111
Interest expense, net	(29)	(25)
Corporate and other unallocated expenses	(10)	(14)

Income before income taxes	$43	$72

A reconciliation of total operating income to income before income taxes for the nine months ended September 30 is presented below (in millions):

	2003	2002
Total segment operating income	$243	$290
Interest expense, net	(86)	(77)
Corporate and other unallocated expenses	(28)	(27)

Income before income taxes	$129	$186

Note 7. Stock-Based Compensation

During 2002, the company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, for stock-based employee compensation, effective as of January 1, 2002. Under the prospective method of adoption selected by the company, stock-based employee compensation cost was recognized in accordance with the fair value recognition provisions of Statement 123 for all employee awards granted, modified, or settled on or after January 1, 2002.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding unvested awards in the quarters and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarters ended September 30, (A)		Nine months ended September 30, (B)
	2003	2002	2003	2002
Net income, as reported	$45	$70	$136	$179
Add: Stock-based employee compensation expense
included in reported net income, net of
related tax effects	1	1	3	3
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(1)	(1)	(3)	(3)

Pro forma net income	$45	$70	$136	$179

Earnings per share:
Basic – as reported	$0.25	$0.38	$0.74	$0.97

Basic – pro forma	$0.25	$0.38	$0.74	$0.97

Diluted – as reported	$0.25	$0.38	$0.74	$0.97

Diluted – pro forma	$0.25	$0.38	$0.74	$0.97

(A)	In addition to $0.2 million expense recognized related to stock options during the quarter ended September 30, 2003 and $0.1 million during the quarter ended September 30, 2002, stock-based compensation expense in the third quarters of 2003 and 2002 includes approximately $1 million accrued for Plum Creek value management awards, dividend equivalents and grants of restricted stock. Since both the value management awards and the dividend equivalents are paid 50% in company stock and 50% in cash, we also expensed approximately $1 million in the quarters ended September 30, 2003 and 2002 for the cash portion of these awards.

(B)	In addition to $0.7 million expense recognized related to stock options during the nine months ended September 30, 2003 and $0.3 million during the nine months ended September 30, 2002, stock-based compensation expense in the first nine months of 2003 and 2002 includes approximately $2 million accrued for Plum Creek value management awards, dividend equivalents and grants of restricted stock. Since both the value management awards and the dividend equivalents are paid 50% in company stock and 50% in cash, we also expensed approximately $2 million in the nine-months periods ended September 30, 2003 and 2002 for the cash portion of these awards.

In 2003, the company granted stock options for 474,250 shares. Option recipients have the right to purchase the company’s common stock at the fair market value of the company’s stock as of the date of the grant. The options have an average exercise price of $21.95 per share and a ten-year term. Options vest over a four-year period at a rate of 25% per year. The fair value of the 2003 grants was calculated using the Black-Scholes option valuation model. The grant date fair value of the 2003 grants is $3.27 per option. The expected life of the options is 7 years. Other assumptions used to calculate the fair value include a risk-free interest rate of 3.6%, expected volatility of 29% and a dividend yield of 6.4%.

Note 8. Subsequent Events

On October 28, 2003, the board of directors authorized the company to make a dividend payment of $0.35 per share, or approximately $64 million, which will be paid on November 26, 2003 to stockholders of record on November 13, 2003.

In October 2003, Plum Creek acquired 68,000 acres of timberlands located in South Carolina for approximately $104 million, which was financed primarily using borrowings under existing lines of credit. The timberlands are dominated by merchantable loblolly pine plantations.

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

Critical Accounting Policies

Impairment of Long-Lived Assets

General.     The company evaluates its ability to recover its net investment in long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value (net book value) of such assets exceeds the estimated future undiscounted cash flows attributable to such assets over their expected useful life. Impairment losses are measured by the extent to which the carrying value of a group of assets exceeds the fair value of such assets at a given point in time. When the fair values of the assets are not available, the company estimates the fair values by using the discounted expected future cash flows attributable to the assets. The cash flows are discounted at a rate commensurate with the risks associated with the recovery of the assets’ carrying value. Furthermore, SFAS 144 requires recognition of an impairment loss in connection with long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs.

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

Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our ten manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful live of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs, volumes of product sold, and residual value of the facility. Management currently estimates that the carrying value for each of its manufacturing facilities is recoverable through future operations and that its estimate of future cash flows is reasonable. However, wood product prices have been at depressed levels over the past year. If product prices remain depressed for an extended period of time, or if other key cash flow assumptions are revised in the future, the company may be required to record an impairment loss for one or more of its manufacturing facilities in a future period.

Other Critical Accounting Policies. For a discussion of the company’s other critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2002 Form 10-K.

Results of Operations

Third Quarter 2003 Compared to Third Quarter 2002

The following table and narrative compares operating results by segment for the quarters ended September 30 (in millions):

	2003	2002
Operating Income (Loss) by Segment
Northern Resources	$14	$23
Southern Resources	50	57
Real Estate	18	27
Manufactured Products	(2)	3
Other	2	1

Total Segment Operating Income	82	111
Other Costs & Eliminations	(10)	(14)

Operating Income	$72	$97

Northern Resources Segment. Revenues decreased by $24 million, or 26%, to $68 million in 2003. This decrease was due primarily to a 37% decrease in softwood sawlog sales volume as a result of one of the worst fire season in Montana in decades.

Northern Resources Segment operating income was 21% of its revenues for 2003 and 25% for 2002. This decrease was due primarily to a $4 million fire loss recorded in third quarter as a result of forest fires on approximately 45,000 acres in Montana. The $4 million loss represents the book basis of the timber volume destroyed by fire. Segment costs and expenses decreased by $15 million, or 22%, to $54 million in 2003 due primarily to fire-related harvesting curtailments, offset in part by the $4 million fire loss.

Southern Resources Segment. Revenues decreased by $3 million, or 3%, to $107 million in 2003. This decrease of $3 million was due primarily to lower softwood sawlog prices ($7 million) and lower harvest volumes ($4 million), offset in part by a higher percentage of delivered log sales compared to sales of standing timber ($6 million).

Softwood sawlog prices decreased by 11% due primarily to lower demand as a result of weak lumber markets during the first six months of 2003 and mill curtailments. Sales volume decreased by 7% due to a planned annual reduction in harvest levels. The harvest volume in the Southern Resources Segment for all of 2003 is expected to be approximately 5% lower than the 13.8 million tons that were harvested during the same period in 2002.

Revenues increased by $6 million due to the company’s increased percentage of delivered logs. The company has increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating income as a percentage of revenue, although operating income is not generally affected.

Southern Resources Segment operating income was 47% of its revenues for 2003 and 52% for 2002. This decrease was due primarily to lower softwood sawlog prices and the increased percentage of delivered log sales. Southern Resources Segment costs and expenses increased by $4 million, or 8%, to $57 million in 2003. This increase of $4 million was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber.

Real Estate Segment. Revenues decreased by $10 million, or 26%, to $28 million in 2003. This decrease of $10 million was due primarily to the timing of real estate sales and the sale of conservation easements. The timing of real estate transactions is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities.

Real Estate Segment operating income was 64% of its third quarter revenues for 2003, compared to 71% for 2002. This decrease was due primarily to fewer conservation easement sales and the sale of timberlands with a higher per acre cost basis. During the third quarter of 2003, the company had operating income from the sale of conservation easements of $6 million compared to operating income of $12 million for the third quarter of 2002. Generally, there is no book basis allocated to the sale of conservation easements. Real Estate Segment costs and expenses for the third quarter decreased by $1 million, or 9%, to $10 million.

Manufactured Products Segment. Revenues for both the third quarter of 2003 and the third quarter of 2002 were $101 million. While overall revenues remained unchanged, MDF and plywood revenues both increased by $2 million due primarily to improved prices, whereas lumber revenues decreased by $4 million due primarily to lower sales volume as a result of fire-related log shortages.

Manufacturing Products Segment operating loss was $2 million for the quarter ended September 30, 2003, compared to operating income of $3 million for the third quarter of 2002. The decrease in operating performance was due primarily to higher MDF and lumber costs. Manufactured Products Segment costs and expenses increased by $5 million, or 5%, to $103 million in the third quarter of 2003. This increase in costs was due primarily to higher MDF resin, raw material and maintenance costs, and higher lumber raw material costs.

Other Costs and Eliminations. Other Costs and Eliminations, which consists of corporate overhead and intercompany profit elimination, decreased operating income by $10 million in 2003, compared to a decrease of $14 million in 2002. This change of $4 million was due primarily to the release of $1 million of intercompany profit during the third quarter of 2003 compared to the deferral of $3 million of intercompany profit during the third quarter of 2002. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. The $4 million intercompany profit change is due primarily to extremely low log inventories during the third quarter of 2003 as a result of fire-related harvesting curtailments in Montana.

Interest Expense. Net interest expense increased by $4 million, or 16%, to $29 million for 2003. This increase was due primarily to a higher debt level during the third quarter of 2003 as a result of the acquisition of 307,000 acres of timberlands located in Wisconsin during December 2002 for approximately $141 million and the purchase of 2 million shares of Treasury Stock during the first quarter of 2003 for $43 million.

Provision for Income Taxes. The provision for income taxes was a $2 million benefit for the third quarter of 2003, compared to a $2 million expense for the third quarter of 2002. This change of $4 million was due primarily to the $5 million decline in operating performance for the Manufactured Products Segment and lower operating income from sales of higher and better use lands through our taxable REIT subsidiaries during the third quarter of 2003. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The following table and narrative compares operating results by segment for the nine months ended September 30 (in millions):

	2003	2002
Operating Income (Loss) by Segment
Northern Resources	$52	$54
Southern Resources	154	176
Real Estate	43	50
Manufactured Products	(11)	6
Other	5	4

Total Segment Operating Income	243	290
Other Costs & Eliminations	(28)	(27)

Operating Income	$215	$263

Northern Resources Segment. Revenues decreased by $15 million, or 7%, to $212 million in 2003. This decrease was due primarily to a 14% decrease in softwood sawlog sales volume as a result of one of the worst fire season in Montana in decades, offset in part by harvesting from timberlands in Wisconsin that were acquired during December 2002. Sales volume from timberlands in Wisconsin that were acquired in December 2002 increased revenues by $11 million.

Northern Resources Segment operating income was 25% of its revenues for 2003 and 24% for 2002. Segment costs and expenses decreased by $13 million, or 8%, to $160 million in 2003 due primarily to fire-related harvesting curtailments and lower depletion rates, offset in part by harvesting of timberlands in Wisconsin that were acquired during December 2002 and a $4 million fire loss. Costs associated with the timberland operations in Wisconsin that were acquired in December 2002 were $8 million for the nine months ended September 30, 2003. During the third quarter of 2003, we recorded a $4 million fire loss as a result of forest fires on approximately 45,000 acres in Montana. The $4 million loss represents the book basis of the timber volume destroyed by fire.

Southern Resources Segment. Revenues decreased by $3 million, or 1%, to $318 million in 2003. This decrease of $3 million was due primarily to lower softwood sawlog prices ($15 million) and lower harvest volumes ($12 million), offset in part by a higher percentage of delivered log sales compared to sales of standing timber ($22 million).

Softwood sawlog prices decreased by 10% due primarily to lower demand as a result of weak lumber markets during the first six months of 2003 and mill curtailments. Sales volume decreased by 6% due to a planned annual reduction in harvest levels. The harvest volume in the Southern Resources Segment for all of 2003 is expected to be approximately 5% lower than the 13.8 million tons that were harvested during the same period in 2002.

Revenues increased by $22 million due to the company’s increased percentage of delivered logs. The company has increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating income as a percentage of revenue, although operating income is not generally affected.

Southern Resources Segment operating income was 48% of its revenues for 2003 and 55% for 2002. This decrease was due primarily to lower softwood sawlog prices and the increased percentage of delivered log sales. Southern Resources Segment costs and expenses increased by $19 million, or 13%, to $164 million in 2003. This increase of $19 million was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber.

Real Estate Segment. Revenues increased by $29 million, or 37%, to $108 million in 2003. This increase of $29 million was due primarily to the timing of real estate sales, conservation easement sales and the sale of non-strategic timberlands. The timing of real estate transactions is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. During the second quarter of 2003, approximately 29,000 acres of non-strategic timberland were sold for $13 million. See Note 2 of the Notes to Financial Statements.

Real Estate Segment operating income was 40% of its revenues for 2003 compared to 63% for 2002. This decrease was due primarily to the sale of timberlands with a higher per acre cost basis, fewer conservation easement sales and the sale of non-strategic timberlands. Real Estate Segment costs and expenses increased by $36 million, or 124%, to $65 million. This increase is due primarily to an increase in the acres of higher and better use real estate sales, the sale of 29,000 acres of non-strategic timberlands, and a greater percentage of high basis timberland sales. Plum Creek’s historic timberlands, which for accounting purposes were deemed to have been acquired in connection with the October 6, 2001 Timber Company merger, have a significantly higher per acre cost basis than The Timber Company’s historic timberlands.

Manufactured Products Segment. Revenues increased slightly to $292 million in 2003 compared to $291 million in 2002. This increase of $1 million was due primarily to higher MDF sales volume and prices ($12 million) and higher plywood sales prices ($2 million), offset in part by lower lumber prices ($13 million). MDF sales volume increased 10% and sales prices increased 9% due primarily to our new thin-board mill, which began operations during the fourth quarter of 2001 and was in a start-up phase during most of 2002. Lumber prices decreased 10% due primarily to an excess supply of boards as a result of log salvage operations from 2002 forest fires and excess production capacity for stud and dimension lumber throughout North America.

Manufactured Products Segment operating loss was $11 million for the nine months ended September 30, 2003, compared to operating income of $6 million for the same period in 2002. The decrease in operating performance was due primarily to lower lumber prices and higher MDF costs. Manufactured Products Segment costs and expenses increased by $18 million, or 6%, to $303 million in the nine months ended September 30, 2003. This increase in costs was due primarily to higher MDF sales volumes and higher MDF resin and maintenance costs.

Other Costs and Eliminations. Other Costs and Eliminations, which consists of corporate overhead and intercompany profit elimination, decreased operating income by $28 million in 2003, compared to a decrease of $27 million in 2002. This change of $1 million was due primarily to an increase of $2 million in corporate expenses offset by $1 million more of intercompany profit being released in 2003. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. The $1 million intercompany profit change is due primarily to extremely low log inventories during the third quarter of 2003 as a result of fire-related harvesting curtailments in Montana.

Interest Expense. Net interest expense increased by $9 million, or 12%, to $86 million for 2003. This increase was due primarily to a higher debt level during the first nine months of 2003 as a result of the acquisition of 307,000 acres of timberlands located in Wisconsin during December 2002 for approximately $141 million and the purchase of 2 million shares of Treasury Stock during the first quarter of 2003 for $43 million.

Provision for Income Taxes. The provision for income taxes was a $7 million benefit for the first nine months of 2003, compared to a $7 million expense for the first nine months of 2002. This change of $14 million was due primarily to the $17 million decline in operating performance for the Manufactured Products Segment and lower sales of higher and better use lands through our taxable REIT subsidiaries during the first nine months of 2003. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Financial Condition and Liquidity

Net cash provided by operating activities totaled $299 million for the first nine months of 2003, compared to $306 million for the same period of 2002. The decrease of $7 million was due primarily to lower income before income taxes ($57 million), offset in part by higher basis of real estate sold ($33 million) and a temporary decline in working capital ($20 million). The temporary decline in working capital was due primarily to lower inventories and accounts receivable at September 30, 2003 as a result of the fire-related production curtailments at our manufacturing facilities.

During the first, second and third quarters of 2003, dividends of $0.35 per share were declared and paid, compared to dividends of $0.57 per share during the second and third quarter of 2002. No dividend was declared during the first quarter of 2002. Instead, the dividend that would have been declared in January 2002 was accelerated to December 2001 due to certain REIT requirements in connection with our October 6, 2001 merger with The Timber Company.

During the nine months ended September 30, 2003 the company purchased 71,000 acres of timberlands in Arkansas and New Hampshire for $58 million. The purchases were financed primarily using borrowings under existing lines of credit and $24 million of funds from tax-deferred exchange transactions. In October 2003, Plum Creek acquired 68,000 acres of timberlands located in South Carolina for approximately $104 million, which was financed primarily using borrowings under existing lines of credit. The timberlands were acquired through a qualified tax-deferred exchange transaction that will allow future sales of properties of up to $104 million to qualify as like-kind exchanges.

On October 17, 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of September 30, 2003, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Borrowings on the lines of credit fluctuate daily based on cash needs. Subject to customary covenants, the lines of credit allow for borrowings from time to time up to $750 million, including up to $50 million of standby letters of credit. At September 30, 2003, our lines of credit were comprised of a $600 million revolving line of credit maturing on September 30, 2005 and a $150 million 364-day revolving line of credit maturing on November 25, 2003. The company has elected not to renew the $150 million line of credit. The rates for both revolving lines of credit as of September 31, 2003 were based on LIBOR plus 1.75%, which includes facility fees. Interest rates for both revolving lines are based on a series of borrowings with maturities that can range from one week to six months.

At September 30, 2003, we had $491 million of borrowings and $5 million of standby letters of credit outstanding under our line of credit maturing in 2005; there were no borrowings under the 364-day revolving line of credit. As of September 30, 2003, $104 million remained available for borrowing under our $600 million line of credit. On October 1, 2003, $258 million of the borrowings under our lines of credit was repaid and the interest rate was based on LIBOR plus 1.5%, including facility fees.

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

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). Our borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves less capital expenditures and principal payments on indebtedness that are not financed. In addition, our lines of credit require that we maintain an interest coverage ratio and maximum leverage ratio. We were in compliance with all of our borrowing agreement covenants as of September 30, 2003.

Cash required to meet our financial needs will be significant. We believe, however, that cash on hand, cash flows from continuing operations and borrowings under our line of credit will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year.

On October 28, 2003, our board of directors declared a dividend of $0.35 per share, or approximately $64 million, which will be paid on November 26, 2003 to stockholders of record on November 13, 2003. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the price and demand for Plum Creek’s products and the general market for timberlands and those timberland properties that have higher and better uses. Other factors that our board of directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Capital expenditures, excluding the acquisition of timberlands, for the nine months ended September 30, 2003 were $60 million compared to $73 million for the same period in 2002. During the nine months ended September 30, 2003, we acquired 71,000 acres of timberlands in Arkansas and New Hampshire for $58 million. Planned capital expenditures for 2003, excluding the acquisition of timberlands, are expected to be approximately $90 million and include approximately $57 million for our timberlands, $15 million for the development of our coalbed methane assets and $6 million for our manufacturing facilities. The $57 million for our timberlands is primarily for reforestation and other expenditures associated with the planting and growing of trees. Additionally, in October 2003 we acquired 68,000 acres of forestlands located in South Carolina for $104 million. The purchase of timberlands in South Carolina was financed using existing lines of credit.

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

      If We Failed to Distribute the Earnings and Profits of The Timber Company, We Would Be Subject to       Adverse Tax Consequences

In connection with The Timber Company's October 6, 2001 merger with Plum Creek, we were required by January 31, 2002 to distribute the earnings and profits acquired from the six entities that comprised The Timber Company. We believe that the accelerated payment of our fourth quarter dividend for 2001, which we paid on December 28, 2001, was sufficient to distribute these earnings and profits. If we failed to distribute an amount equal to these earnings and profits, we might be subject to adverse tax consequences. We expect that, even if the earnings and profits were subsequently adjusted upward by the Internal Revenue Service, the amount we distributed exceeded such earnings and profits. Nevertheless, such an adjustment may give rise to the imposition of the 4% excise tax on the excess income required to be distributed over the amounts treated as distributed after application of the earnings and profits rule.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.4 billion of debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The interest rate on the variable rate debt as of September 30, 2003, was LIBOR plus 1.75%, which includes facility fees; however, this rate could range from LIBOR plus 0.75% to LIBOR plus 1.75% depending on our financial results. The following table presents contractual principal cash flows based upon maturity dates of the debt obligations and the related weighted-average contractual interest rates for the fixed rate debt as of September 30 (in millions):

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value(C)
2003
Fixed rate debt(A)	$--	$27	$27	$157	$123	$1,100	$1,434	$1,623

Avg. interest rate	7.6%	7.6%	7.5%	7.4%	7.3%	7.3%

Variable rate debt(B)			$491			$20	$511	$511

2002
Fixed rate debt(A)	$27	$27	$27	$157	$148	$796	$1,182	$1,320

Avg. interest rate	8.1%	8.0%	7.9%	7.9%	7.8%	7.7%

Variable rate debt			$527				$527	$527

(A)	Excluding unamortized premium of $18 million at September 30, 2003 and $23 million at September 30, 2002.

(B)	On October 1, 2003, $258 million of the $491 million variable rate debt outstanding under our lines of credit was repaid and the average interest rate for both facilities was 2.63%.

(C)	The increase in fair value of fixed rate debt compared to 2002 was due primarily to the issuance of $280 million in senior notes bearing interest at an average rate of 5.9% and the decline in market interest rates for long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the company’s disclosure controls and procedures were effective as of the end of such period.

(b) Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit
2.5	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, dated July 18, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, File No. 1-10239, dated June 12, 2001).
2.7	Purchase and Sale Agreement by and among Stora Enso North America Corp., as seller, and Plum Creek Timberlands, L.P. and the other Plum Creek entities named therein, as purchaser, dated as of September 19, 2002 (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
2.8	Form of Real Estate Sales Contract governing the terms of acquisition of three tracts of timberlands by and among Great Eastern Timber Company, LLC, as seller, and Plum Creek Timberlands, L.P. and other Plum Creek entities named therein, as purchasers, dated as of July 2, 2003 (Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2003).
3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).
3.2	Amendment and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).
4.3	The registrant agrees that it will furnish to the Commission a copy of any of its debt instruments not listed herein upon request.
31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The company filed a Current Report on Form 8-K, dated July 21, 2003, furnishing a copy of its press release announcing the company’s results of operations for the second quarter ended June 30, 2003, and certain related information.

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

Date: November 3, 2003