Form 10-K
period 2003-12-31
PLUM CREEK TIMBER CO INC
filed 2004-03-03
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

Organized in the State of Delaware         I.R.S. Employer Identification No. 91-1912863

999 Third Avenue,  Suite 4300
Seattle, Washington 98104-4096
Telephone: (206) 467-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes [ X ] No [  ]

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2003 was $4,733,707,811. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 20, 2004 was 183,169,116.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2004 Annual Meeting of Shareholders to be held on May 4, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2003

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

AVAILABLE INFORMATION

The company’s Internet website is accessible to the public at www.plumcreek.com. Information about the company, including the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available free of charge through our Internet website as soon as reasonably practicable after such reports have been filed with, or furnished to, the United States Securities and Exchange Commission.

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

Historical Real Price Appreciation.    Due to growing demand combined with limitations on supply caused by environmental restrictions, urban sprawl and overcutting, prices for Douglas-fir and Southern Yellow Pine timber have exhibited a compound annual growth rate of approximately 4% and 3%, respectively, from 1975 through 2003.

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

Demand.    The demand for timber is directly related to the underlying demand for pulp and paper products, lumber, panel and other wood related products. The demand for pulp and paper is largely driven by population growth and per-capita income levels. The demand for lumber and manufactured wood products is affected primarily by the level of new residential construction activity and repair and remodeling activity, which, in turn, is impacted by changes in general economic and demographic factors, including interest rates for home mortgages and construction loans. The demand for United States timber is impacted by the amounts of lumber and other wood products that are imported into the United States. A significant factor determining the volume of wood products shipped into the United States by foreign producers is currency valuation shifts as well as tariffs and quotas.

OUR BUSINESS

We are the second largest private timberland owner in the United States, with 8.1 million acres of timberlands located in 21 states. Our timberlands are well diversified, not only geographically but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands primarily in Idaho, Maine, Michigan, Montana, New Hampshire, Oregon, Pennsylvania, western Virginia, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and eastern Virginia. In addition, our Other Segment includes our natural resource businesses that focus on opportunities resulting from our extensive property ownership including opportunities relating to mineral extraction, natural gas production and communication and transportation rights of way. The Real Estate Segment, which is partially conducted through our taxable REIT subsidiaries, refers to our sale and management of higher and better use timberlands and the sale of non-strategic timberlands.

Our Manufactured Products Segment, also conducted through our taxable REIT subsidiaries, includes four lumber mills, two plywood plants, two medium density fiberboard (“MDF”) facilities, and two lumber remanufacturing facilities. These facilities, strategically located near our timberlands in Montana and Idaho, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF. The Manufactured Products Segment also has established a network of nation-wide field inventory points where inventory is held for customers at either independent public warehouses or on consignment at customer distribution centers.

Our Value Growth Strategy

Our value growth strategy is guided by specific operating objectives, including maximizing the value of our current timberlands through intensive forest management and optimizing our resource base through acquisitions and divestitures, and practicing environmentally responsible resource stewardship. Our value growth strategy includes the following key elements:

Focus on Maximizing the Value of Our Resource Base Through Intensive Management of Our Timberlands.    We view our core timber resource base as a renewable asset with substantial inherent value. We seek to manage our timberlands in a manner that optimizes the balance among current cash flows, the biological growth of our timber and prudent environmental management. Our management approach employs advanced forest management practices, including the use of a computerized timber inventory system, thinning and fertilization, and the development and use of genetically improved seedlings. Tree growth rates vary from region to region because of differences in weather, climate and soil conditions. Newly-planted seedlings take 20 to 30 years to reach harvest maturity in the Southern United States, 45 to 60 years in the Northwestern United States, 45 to 70 years in the Northeastern United States and 70 to 90 years in inland regions of the Western United States, depending on the desired product.

Pursue Acquisitions of High Quality Timber Assets.    The United States timber market is highly fragmented. We believe that there will continue to be numerous timberland acquisition opportunities due to the desire among some paper and forest product companies to sell their timberland assets and the difficulties faced by some small timberland owners in efficiently managing their timberlands. We believe we are well positioned to compete for high quality timberland assets because:

•	We are an attractive strategic partner for integrated forest products companies seeking to sell their timberlands because we do not compete with their pulp or paper manufacturing operations and we are willing to enter into long-term supply agreements;

•	We can structure acquisitions on a tax-efficient basis through the issuance of common stock, limited partnership interests in our operating partnership, or installment notes, giving sellers the ability to defer some or all of the taxes otherwise payable upon a sale;

•	The geographic reach of our operations enhances our awareness of new acquisition opportunities and our knowledge of environmental concerns, market dynamics, timber productivity and other factors important in valuing timberlands and operations in each region;

•	Our reputation for prudent environmental management makes us attractive to sellers concerned with continued environmentally responsible forest management; and

•	We maintain a conservative capital structure, which provides the flexibility to ensure ready access to capital.

Our disciplined acquisition strategy has allowed us to expand and diversify our timber holdings, as well as increase our cash flow. Since 1989, we have increased our timber holdings from 1.4 million acres to 8.1 million acres. These acquisitions have enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations. Our strategy is to continue to make strategic acquisitions that are accretive to cash flow.

Realize the Value of Selected Properties Through Sale or Exchange.    At the same time that we pursue timberland acquisitions, we continually review our timberland portfolio to identify properties that are no longer strategic to our long-term timberland operations or that may have higher and better uses other than as commercial timberlands. We estimate that included in the company’s 8.1 million acres of timberlands are 1.35 million acres of higher and better use timberlands and 1.4 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. Approximately half of the non-strategic timberlands are expected to be sold in large blocks over the next two years. The other half of the non-strategic timberlands, which are generally in smaller tracts, is expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Our ongoing review process evaluates properties based on a number of factors such as proximity to population centers and major transportation routes, and the presence of special ecological or geographic features.

We may sell or exchange timberlands that have high environmental or other public values and reinvest in timberlands that are more suitable for commercial timber management. In addition, we may sell conservation easements that limit development rights, but ensure that the timberlands will be maintained as a working forest in perpetuity. We may also sell or exchange less strategic timberlands to other forest products companies or non-industrial investors.

Capture the Value of Non-timber Resources on Our Properties.    As part of our resources business, we focus on realizing the maximum value potential of our extensive property ownership, including opportunities relating to mineral extraction. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities, as well as securing participation rights in resulting development projects.

Practice Responsible Environmental Forestry.    We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. Our forestry practices follow the principles of the Sustainable Forestry Initiative® program which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. These principles are reflected in our habitat planning efforts, which have led to the implementation of five major habitat conservation agreements under which we manage approximately 1.9 million acres of our timberlands. Our manufacturing practices follow a set of internally developed environmental principles. See “Federal and State Regulations” below.

Acquisitions and Dispositions

During the third and fourth quarter of 2003, we acquired 139,000 acres of timberlands located primarily in South Carolina, Arkansas and New Hampshire for approximately $162 million. The Southern timberlands are dominated by mature loblolly pine plantations. The New Hampshire timberlands contain both softwood and mixed hardwood stands.

During the fourth quarter of 2002, we acquired 307,000 acres of timberlands located primarily in Wisconsin for approximately $141 million. These timberlands contain a diversified mix of tree types and age profiles, including mature mixed hardwood stands, mixed natural conifer stands, and hardwood and conifer plantations.

On October 6, 2001, six former subsidiaries of Georgia-Pacific Corporation, collectively referred to as “The Timber Company”, merged with and into Plum Creek (“The Timber Company Merger”). The Timber Company held all of the assets and liabilities attributed to Georgia-Pacific’s timber and timberland business. In the merger, we acquired approximately 3.9 million acres of primarily pine forests in the southern regions of the United States, 287,000 acres of primarily Douglas-fir forests in Oregon and 542,000 acres of mixed hardwood forests in the Appalachian and northeastern regions of the United States for a purchase price of approximately $3.4 billion.

Prior to The Timber Company Merger, Plum Creek disposed of certain of its timberlands. These dispositions are not reflected in the company’s historical financial statements because the merger was accounted for as a reverse acquisition and the historical financial statements of The Timber Company became the historical financial statements of Plum Creek effective as of October 6, 2001.

On March 29, 2001, Plum Creek sold 44,000 acres of timberlands near Kelso, Washington to Pope Resources, a Delaware Limited Partnership, for approximately $54 million.

On December 15, 2000, Plum Creek sold its Southern lumber manufacturing operations in Joyce, Louisiana and Huttig, Arkansas to West Fraser (South) Inc. for $60 million plus working capital. In January 2000, Plum Creek sold 90,000 acres of timberlands near St. Maries, Idaho to Crown Pacific Partners, L.P. for approximately $73 million.

During 1999, The Timber Company sold approximately 1 million acres of timberlands for $442 million in three separate transactions. These transactions included 390,000 acres of timberlands in the Canadian province of New Brunswick, 440,000 acres of timberlands in Maine, and 194,000 acres of timberlands in California.

On July 1, 1999, Plum Creek Timber Company, L.P. converted from a master limited partnership to a corporation. Plum Creek Timber Company, Inc., the new corporation and successor registrant, has elected to be treated for federal income tax purposes as a real estate investment trust or “REIT”. As of the date of the REIT conversion, Plum Creek Timber Company, L.P. ceased to exist. To qualify as a REIT, substantially all assets and associated liabilities related to our manufacturing operations and harvesting activities, and some higher and better use timberlands, were transferred to several unconsolidated corporate subsidiaries. In late 1999, Congress simplified several of the qualification requirements applicable to REITs, including the circumstances under which a REIT may own the voting stock of entities that do not generate qualified REIT income. Accordingly, on January 1, 2001, Plum Creek purchased the voting stock of the unconsolidated subsidiaries and thereby consolidated the equity ownership in these business entities.

SEGMENT INFORMATION

Certain financial information for each business segment is included in Note 15 of the Notes to Financial Statements and is incorporated herein by reference.

Northern Resources Segment

As of December 31, 2003, the Northern Resources Segment encompassed 3.7 million acres of timberlands in Idaho, Maine, Michigan, Montana, New Hampshire, Oregon, Pennsylvania, western Virginia, Washington, West Virginia and Wisconsin, and contained an estimated 132 million tons (44 million cunits) of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs harvested in the Northern Resources Segment are sold predominately to domestic mills. To a lesser extent, the company exports logs to Canada and to other countries of the Pacific Rim. Competitors in the domestic log market include the United States Forest Service, the Bureau of Land Management, the Bureau of Indian Affairs, the British Columbia Ministry of Forests, and numerous private individuals, domestic and foreign industrial timberland owners, and state agencies located in the regions in which we operate. Competitors in export log markets include numerous private timberland owners in the United States, as well as companies and state-controlled enterprises in Canada, Chile, New Zealand, and Russia, all of which have abundant timber resources. In the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally will include price, species and grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, and on price.

In 2002, we entered into a three-year pulpwood fiber supply agreement with Stora Enso North America Corp. in connection with our acquisition of 307,000 acres of timberlands located primarily in Wisconsin. Under the agreement, which expires December 31, 2005, we supply specified quantities of fiber at prevailing market prices to Stora’s paper mills. In connection with our acquisition of the Maine timberlands in 1998, we entered into a long-term agreement to supply pulpwood fiber to S.D. Warren Company’s paper facility in Skowhegan, Maine at prevailing market prices. The fiber supply agreement ends in 2023 and may be extended up to an additional 15 years at the option of S.D. Warren Company. In 2003, we renewed a sourcing agreement with Stimson Lumber Company to supply logs to Stimson’s Montana mills, based upon prevailing market prices, over a three-year period ending at December 31, 2006. The long-term supply agreements may restrict our ability to sell lands in certain areas within our Northern Resources Segment.

Southern Resources Segment

As of December 31, 2003, the Southern Resources Segment consisted of 4.4 million acres of timberlands (including 350,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and eastern Virginia, and contained an estimated 165 million tons (47 million cunits) of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

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

In connection with The Timber Company Merger, our Southern Resources Segment entered into a long-term agreement to sell timber to Georgia-Pacific at prevailing market prices. The supply agreement expires in 2010 subject to an automatic 10-year renewal period, unless either party delivers a timely termination notice. In connection with Plum Creek’s December 2000 sale of its Southern lumber facilities to West Fraser (South) Inc., Plum Creek entered into a long-term agreement to supply logs to these mills at prevailing market prices. The supply agreement expires in 2015 and may be renewed for five-year periods thereafter upon mutual consent of both parties. Additionally, in connection with Plum Creek’s acquisition of 538,000 acres of timberlands in Louisiana and Arkansas from Graphic Packaging Corporation (formerly Riverwood International Corporation) in 1996, Plum Creek entered into a long-term agreement to supply pulp logs at prices that are based upon prevailing market prices. The supply agreement ends in 2016 and can be extended up to an additional 10 years by either party. We expect that our long-term supply agreements with Georgia-Pacific, Graphic Packaging Corporation and West Fraser (South) Inc. will provide us with ongoing secure markets for a substantial portion of the wood fiber harvested from our Southern Resources Segment timberlands. The long-term supply agreements may restrict our ability to sell lands in certain areas within our Southern Resources Segment.

Real Estate Segment

We estimate that included in the company’s 8.1 million acres of timberlands are 1.35 million acres of higher and better use timberlands and 1.4 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. Approximately half of the non-strategic timberlands are expected to be sold in large blocks over the next two years. The other half of the non-strategic timberlands, which is generally in smaller tracts, is expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

From time to time, we transfer timberlands to wholly owned taxable REIT subsidiaries that may pursue various pre-development activities such as entitlement or zoning to prepare a property for an eventual sale.

We compete with numerous sellers of land in hundreds of local markets. Our sales tend to be tracts of 10 acres or more, with many transactions in excess of 1,000 acres, and occasional transactions exceeding 10,000 acres.

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

Competition in our lumber markets is based on price and quality and, to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. We compete in domestic lumber markets with many United States, Canadian and European producers. In the past few years, Canadian and European lumber producers have increased their penetration into the United States market due to their lower wood fiber costs and favorable exchange rates. This trend abated by the end of 2003, however, as the U.S. dollar declined in comparison to Canadian and European currencies. The lumber market is also subject to competition from substitute products, such as products made from engineered wood composites, fiber/cement composites, plastics and steel.

Our lumber and plywood mills produce residual wood chips, sawdust and planer shavings as by-products of the conversion of logs into finished products. The wood chips are sold to regional paper and pulp mills or used in our MDF facilities, which also consume the sawdust and shavings. A substantial portion of our residual wood chip production is sold to Smurfit Stone Container Corporation under a long-term supply agreement, which expires on February 28, 2006.

Plywood.    Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets, including boat, recreational vehicle, transportation and concrete forming applications. Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. We also export 5 to 10% of our plywood to Canada. See “Lumber” above for a discussion of residual wood chips.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board, a less expensive substitute wood product used primarily in commodity construction markets. Oriented strand board continues to capture an increasing percentage of the North American structural panel market due to its low cost. Oriented strand board has now captured over 57% of the structural panel market, and this percentage is expected to increase over the next several years as additional oriented strand board plants are built or existing facilities are expanded. This trend has forced closure of marginal plywood capacity over the past several years. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. Recently, competition from imported South American plywood has also impacted the high-grade sanded plywood market. We expect to remain competitive due to our strong customer base, extensive experience in industrial markets, supply of superior quality timber, and reputation for high quality products.

Medium Density Fiberboard.    In October of 2001, we commenced operation of a new $80 million thin-board production facility adjacent to our existing medium density fiberboard (“MDF”) facility in western Montana. This new thin-board line, which complements our existing product line, has a capacity of 95 million square feet annually and increases our overall capacity by 70% to approximately 230 million square feet. During 2002, the two lines combined produced approximately 178 million square feet of MDF. During 2003, the two lines produced approximately 198 million square feet. In 2004, we expect to run both lines near full production capability. We supply high quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, commercial wall paneling and substrate for laminate flooring.

Worldwide, the MDF industry has undergone dramatic growth in terms of productive capacity and demand for its products. Manufacturers compete on a global scale on the basis of price, quality, service and the availability of specialty products. Additionally, MDF is a ready substitute for solid wood, hardboard and plywood in specific applications. Competition in the North American MDF industry has continued to intensify due to increased imports from New Zealand, Asia and South America in spite of the U.S. dollar’s recent weakening. In addition, the continuing shift of end product production to offshore manufacturing, as has been seen with certain types of furniture from China and moldings from South America, continues to negatively impact the North American MDF industry.

Other Segment—Natural Resources

As part of our natural resources business, we focus on realizing the maximum value potential of our extensive property ownership, including opportunities relating to mineral extraction, natural gas production, water rights and communication and transportation rights of way. This segment represents a diverse array of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy, in part, involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities, as well as securing participation rights in select development projects.

We currently receive royalty revenue from the extraction of oil, gas, coal and minerals from some of our lands. Since 2001, one of our taxable REIT subsidiaries has been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom we jointly explored for and developed coalbed methane gas found on certain of our lands in West Virginia and Virginia. During the first quarter of 2004, we entered into a binding agreement to sell our working interest in the joint operating agreement to Geomet, Inc. for $27 million. The agreement also provides for contingent additional sales proceeds of up to $3 million payable in 2008. The transaction is scheduled to close in the second quarter of 2004. We will retain our royalty interest in the project.

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

Forests are subject to a number of natural hazards, including damage by fire, insects and disease. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. The size and diversity of our timberlands, together with our intensive forest management, should help to minimize these risks. Consistent with the practices of other large timber companies, we do not maintain insurance against loss to standing timber on our timberlands due to natural disasters, but we do maintain insurance for loss of already harvested logs due to fire and other occurrences. During 2003, a loss of $4 million was recorded as a result of forest fires on approximately 45,000 acres of our timberlands in Montana.

Environmental Stewardship

We practice environmentally responsible resource management. We adhere to the philosophy that environmentally sound management practices contribute to the company’s growth in value by providing greater predictability in the management of its natural resource assets. Our practices follow the principles and objectives of the Sustainable Forestry Initiative® program (“SFISM”), which sets forth a comprehensive approach to responsible forest stewardship. The SFISM program principles, which can be found on the company’s website at www.plumcreek.com, are designed to ensure that forest management is integrated with the conservation of soil, air and water resources, wildlife and fish habitat, and aesthetics.

Consistent with these principles, we have actively engaged in habitat conservation planning. We currently manage 1.9 million acres under five habitat conservation agreements. The habitats of hundreds of species are protected by these agreements, including 15 species listed as threatened under the Endangered Species Act. These conservation agreements include: the Central Cascades Habitat Conservation Plan, which provides habitat protection for 315 species and impacts 0.2 million acres of our timberlands in Washington State; the Swan Valley Grizzly Bear Agreement, which covers 0.1 million acres of our lands in western Montana; the Native Fish Habitat Conservation Plan, which provides for habitat protection of 18 species of native trout and salmon on 1.4 million acres of our land in Idaho, Montana and Washington State; the Red-Cockaded Woodpecker Habitat Conservation Plan, which covers 0.3 million acres of our timberlands in Arkansas and Louisiana; and the Karner Blue Butterfly Habitat Conservation Plan, which extends to 23,000 acres of our timberlands in Wisconsin. In addition to these completed conservation agreements, we are in the process of negotiating a “safe harbor agreement” with the U.S. Fish and Wildlife Service pursuant to which we will conserve additional habitat for the red-cockaded woodpecker on other portions of our Southern ownership not covered by our Red-Cockaded Woodpecker Habitat Conservation Plan. We expect the safe harbor agreement to cover 0.6 million acres.

RAW MATERIALS

Our lumber and plywood facilities obtain approximately two-thirds of their logs from our timberlands. Our Montana timberlands provide a consistent supply of high quality logs and preferred timber species to our lumber and plywood facilities, although future harvest levels on our Montana timberlands are expected to decline. Furthermore, over time the average log size is expected to decline due to evolving harvest and growth patterns.

Our lumber and plywood facilities have purchased and will continue to source stumpage and logs from external suppliers, including the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of stumpage and logs from external sources as harvest levels on our Montana timberlands decline. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues see “Federal and State Regulations” below). Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. Competition for such wood fiber, however, will intensify as harvest levels decline. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier. Our two lumber remanufacturing facilities (the Montana finger-joint stud plant and the Idaho pine board plant) obtain about 35-45% and 10-20%, respectively, of their lumber raw materials from Plum Creek sawmills, with the remainder being procured from third party suppliers.

COMPETITION

Markets for manufactured forest products are highly competitive in terms of price and quality. Some of our manufactured forest products competitors have substantially greater financial and operating resources. In addition, wood products are subject to increasing competition from a variety of substitutes, including non-wood and engineered wood products as well as import competition from other worldwide suppliers. We believe we can compete effectively because of our extensive private timber inventory, our reputation for environmentally responsible forestry, which has positioned us to meet regulatory challenges on a cost-effective basis, our reputation as a dependable, long-term supplier of quality products, our innovative approach to providing high-quality, value-added products to various retail and industrial niche markets and the integration of our timberlands with efficient manufacturing processes.

SEASONAL EFFECTS

Log sales volumes from our Northern Resources Segment are typically at their lowest point in the second quarter of each year when warming weather thaws and softens roadbeds, thus restricting access to logging sites. Log sales volumes from our Southern Resources Segment are generally at their lowest point during the first quarter of each year, as winter rains limit operations.

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

We have received incidental take permits and similar authorizations pursuant to the Central Cascades Habitat Conservation Plan, the Native Fish Habitat Conservation Plan, the Swan Valley Grizzly-Bear Agreement, the Red-Cockaded Woodpecker Habitat Conservation Plan, and the Karner Blue Butterfly Habitat Conservation Plan from the U.S. Fish and Wildlife Service (and from National Marine Fisheries Service, in the case of anadromous species) that in total cover our forest management on 1.6 million acres in the Northern Resources Segment and 0.3 million acres in the Southern Resources Segment. As required by the Endangered Species Act, we prepared habitat conservation plans that will govern our management activities on the lands covered by the plans in these regions during their respective terms. The habitat conservation plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures including the protection of riparian areas. In consideration for this mitigation, we are authorized to conduct forestry practices that are consistent with the plans, even though they may have an adverse impact on the listed species covered by the plans.

We are currently in the process of negotiating a “safe harbor agreement” with the Fish and Wildlife Service to address the presence on or near some of our Southern properties of red-cockaded woodpeckers, listed as endangered under the Endangered Species Act. Under the proposed agreement, which would cover approximately 0.6 million acres outside of the recently implemented Red-Cockaded Woodpecker Habitat Conservation Plan, we would agree to maintain Red-Cockaded Woodpecker habitat at or above baseline levels. In exchange we would be free to manage our lands for commercial timber production within the area of the plan even if such activities might incidentally impact Red-Cockaded Woodpecker habitat.

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

Clean Water

The Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation. Most silvicultural activities are defined by regulation to be “non-point sources” and thus do not require federal permits from the Environmental Protection Agency, but rather are subject to state regulation and best management practices programs. Recent litigation in numerous courts, however, has challenged this silvicultural exemption under the Clean Water Act. Accordingly, there can be no assurance that our forest management activities will not be subject to increased regulation under the Clean Water Act in the future.

At this time, we believe that federal and state laws and regulations related to the protection of endangered species and clean water will not have a material adverse effect on our financial position, results of operations or liquidity. We anticipate, however, that increasingly strict laws and regulations relating to the environment, natural resources and forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us leading to increased costs, additional capital expenditures and reduced operating flexibility. We believe that our experience provides us a relative competitive advantage in managing environmental risks.

In connection with The Timber Company Merger in 2001, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During the fourth quarter of 2003, Georgia-Pacific provided Plum Creek with information for the first time about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as Plum Creek’s liability in this matter cannot be reasonably determined at this time. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

Timberlands

Our forest practices are and will in the future be subject to specialized statutes and regulations in the states where we operate. Many of these states have enacted laws that regulate forestry operations, such as growing, harvesting and processing activities on timberlands. Among other requirements, these laws impose some reforestation obligations on the owners of timberlands. Several states require prior notification before beginning harvesting activities. A number of states require a regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed activity. Other state laws and regulations control the following activities: slash burning and harvesting during fire hazard periods; activities that affect water courses or are in proximity to inland shorelines; and activities that affect water quality, and some grading and road construction activities.

ENCUMBRANCES

Under the terms of our debt agreements, we have agreed not to pledge, assign or transfer timberlands, except under limited circumstances. The holders of our $51 million face value 11.125% First Mortgage Notes due 2007 have a first mortgage lien on a significant portion of our lumber, plywood and MDF facilities.

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

EMPLOYEES

We currently have approximately 800 salaried and 1,240 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of seedlings and the harvesting and delivery of logs are conducted by independent contractors who are not our employees.

Item 2.	Properties

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations. The manufacturing facilities are owned and are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the manufacturing facilities are modern facilities. During 2002, the newly constructed thin-board production facility adjacent to our existing medium density fiberboard facility moved from start up phase towards full production. This new thin-board line complements our existing product line. During 2003, the two lines produced approximately 198 million square feet. In 2004, we expect to run both lines near full production capability of nearly 230 million square feet. During 2001, our lumber and plywood facilities reduced production by 5% to 10% as a result of weak market conditions and to better align our lumber and plywood production to our timber harvests. During 2002 and 2003, our lumber facilities operated at levels similar to those in 2001, whereas our plywood facilities increased production slightly during 2003 in response to improved pricing. See Item 1. Business for discussion of the location and description of properties and encumbrances related to properties.

Item 3.	Legal Proceedings

There is no pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected annually at the first quarterly meeting of the board of directors following the annual meeting of stockholders.

Name	Age	Office (J)	Officer Since
Rick R. Holley (A)	52	President and Chief Executive Officer	1989
William R. Brown (B)	52	Executive Vice President and Chief Financial Officer	1995
Michael J. Covey (C)	46	Executive Vice President	1998
Thomas M. Lindquist (D)	43	Executive Vice President	2001
James A. Kraft (E)	48	Senior Vice President, General Counsel and Secretary	1989
David A. Brown (F)	49	Vice President, Controller	2002
Barbara L. Crowe (G)	52	Vice President, Human Resources	1997
Joan K. Fitzmaurice (H)	46	Vice President, Audit and Financial Services	2002
David W. Lambert (I)	43	Vice President, Treasurer	2002

(A)	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

(B)	Served since May 1999 as Executive Vice President and Chief Financial Officer. Mr. Brown was Vice President, Strategic Business Development from January 1998 to May 1999, Vice President, Resource Management from February 1995 to January 1998, and Director, Planning from August 1990 to February 1995.

(C)	Served since August 2001 as Executive Vice President. Mr. Covey was Senior Vice President from August 2000 to August 2001, Vice President, Resources from January 1998 to August 2000, General Manager, Rocky Mountain Timberlands from August 1996 to January 1998, Director of Operations, Rocky Mountain Region from June 1995 to August 1996, and Plant Manager, Ksanka Sawmill from August 1992 to June 1995.

(D)	Served since December 2001 as Executive Vice President. Mr. Lindquist was Executive Vice President of Global Sales and Corporate Alliances for Trammell Crow Company serving from June 1986 to December 2001.

(E)	Served since January 2002 as Senior Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, General Counsel and Secretary from April 1996 to January 2002, Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993.

(F)	Served since January 2002 as Vice President, Controller. Mr. Brown was Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

(G)	Served since April 1997 as Vice President, Human Resources.

(H)	Served since June 2002 as Vice President, Audit and Financial Services. Ms. Fitzmaurice was a Partner with PricewaterhouseCoopers LLP from 1997 through 2001.

(I)	Served since January 2002 as Vice President, Treasurer. Mr. Lambert was Director of Planning, Treasurer from June 1998 to January 2002 and Director of Finance and Treasurer from November 1994 to June 1998.

(J)	Since July 1, 1999 Ms. Crowe and Messrs. Holley, Brown, Brown, Covey, Kraft and Lambert have served in their indicated capacities for Plum Creek Timber Company, Inc. Prior to the REIT conversion, the listed individuals served in their indicated capacities of the general partner of Plum Creek Timber Company, L.P. or the predecessor of the general partner. There are no family relationships among them.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Plum Creek Timber Company, Inc.‘s common stock is traded on the New York Stock Exchange and the Pacific Exchange. As of February 20, 2004, there were approximately 28,221 stockholders of record of 183,169,116 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for 2003 and 2002, are as follows:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2003
High	$24.29	$27.30	$27.47	$30.75
Low	20.88	21.50	24.83	25.28
Cash Dividend per Share	$0.35	$0.35	$0.35	$0.35

2002
High	$31.98		$31.25	$30.50	$24.50
Low	28.20		29.31	21.80	18.92
Cash Dividend per Share	$0.00	(A)	$0.57	$0.57	$0.35

(A)	No dividend was declared during the first quarter of 2002. Instead, the dividend that would have been declared in January 2002 was accelerated to December 2001 due to certain REIT requirements in connection with our October 6, 2001 merger with The Timber Company. See Note 5 of the Notes to Financial Statements.

Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on our ability to make cash payments, borrowing capacity, changes in the prices of and demand for our products, and changes in our ability to sell or exchange timberlands at attractive prices. Other factors that our board of directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company delivers value to our stockholders. See Note 8 of the Notes to Financial Statements for the restrictions under our debt agreements to pay dividends.

Equity Compensation Plan Information

The following table summarizes options and other rights outstanding under Plum Creek’s equity based compensation plans as of December 31, 2003:

Plan category	Securities to be issued upon exercise (A)	Weighted-average exercise price (B)	Securities available for future issuance (C)
Equity compensation plans approved by security holders	1,552,099	$25.79	1,682,299
Equity compensation plans not approved by security holders (D)	--	--	--

(A)	Number of securities to be issued upon exercise of outstanding options.

(B)	Weighted-average exercise price of outstanding options.

(C)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (A). Represents shares available for future issuance under the Stock Incentive Plan. See Note 12 of the Notes to Financial Statements for a description of the various stock-based grants that may be issued under the Stock Incentive Plan. At December 31, 2003, 1.7 million shares of the 3.4 million shares available for issuance under Plum Creek’s Stock Incentive Plan have been used for the grant of non-qualified stock options, the grant of restricted stock or payment of vested value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determinable until after the end of their respective performance periods.

(D)	As of December 31, 2003, there are 845,815 outstanding options to acquire Plum Creek common stock that were issued originally under the Georgia-Pacific long-term incentive plans as options to acquire Timber Company Stock. These stock options have a weighted average exercise price of $16.01 per common share and were assumed by the company in connection with The Timber Company Merger. Although the company’s stockholders did not separately approve the assumption of these stock options, the stockholders did approve each of The Timber Company Merger and the related merger agreement (and all of the transactions contemplated by the merger agreement, including the company’s assumption of the stock options). No additional Plum Creek stock options may be granted under the Georgia-Pacific long-term incentive plans as a result of The Timber Company Merger. See Note 12 of the Notes to Financial Statements.

We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance Guidelines, Code of Ethics, and charters for our Audit and Compliance, Compensation, and Corporate Governance and Nominating Committees. The corporate governance page can be found at www.plumcreek.com, by clicking on "Investors", and then "Corporate Governance". You also may obtain copies of these policies and codes by contacting our Investor Relations Department, 999 Third Avenue, Suite 4300, Seattle, Washington 98104, or by calling (206) 467-3600.

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

On October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares. In connection with the redemption, each outstanding share of Timber Company Stock was exchanged for one unit, or a “Unit”,  that represented one outstanding share of common stock of each of Georgia-Pacific’s former subsidiaries (“Subsidiaries”), which collectively held all of the assets and liabilities attributed to The Timber Company. On October 6, 2001, holders of the Units received 1.37 shares of Plum Creek common stock for each Unit, totaling 112.7 million shares. Therefore, 112.7 million shares have been applied retroactively in computing basic earnings per share for all periods prior to the merger. Diluted earnings per share include the dilutive effect of 3.8 million outstanding options using the treasury stock method at the converted exercise prices ranging from $15.29 to $18.34 per share.

The Timber Company Merger was accounted for as a “reverse acquisition”,  with The Timber Company being treated as the acquirer for accounting and financial reporting purposes. As a consequence, the historical financial statements of The Timber Company became the financial statements of Plum Creek effective as of October 6, 2001. The financial data for the year ended December 31, 2001 includes the operating results of The Timber Company up until the date of the merger and the operating results of the merged company for the remainder of the year. The financial data for the years prior to 2001 reflects only the data of The Timber Company.

As a consequence of The Timber Company Merger, which involved merging a taxable entity into a nontaxable entity, a tax benefit of $216 million was recognized in the fourth quarter of 2001. This tax benefit represented the elimination of a deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in transactions subject to built-in gains tax during a ten-year period following the merger. Subsequent to The Timber Company Merger, Plum Creek conducts most its activities through various wholly owned operating partnerships. The activities of the operating partnerships consist primarily of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. See Note 5 of the Notes to Financial Statements.

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2003 (A)	2002 (B)	2001 (C)	2000	1999 (D)
Revenues	$1,196	$1,137	$598	$493	$1,028
Operating Income	303	338	250	303	723
Net Interest Expense	117	103	54	44	69
Income before Income Taxes	186	235	196	259	654
Benefit (Provision) for Income Taxes	6	(2)	142	(97)	(256)
Net Income	192	233	338	162	398

Non-Cash Items
Depreciation, Depletion and Amortization	107	105	55	27	41
Basis of Real Estate Sold	66	28	18	17	101

Balance Sheet Items
Total Assets	4,387	4,289	4,122	1,619	1,521
Total Debt, including Timber Obligations	2,076	1,884	1,701	1,009	970

Earnings per Share
Basic	$1.05	$1.26	$2.61	$1.44	$3.53
Diluted	$1.04	$1.26	$2.58	$1.42	$3.49

Dividend Declared per Share (E)	$1.40	$1.49	$1.14

Harvest Volume (in million tons)	19.0	19.3	13.9	11.7	14.9

(A)	During 2003, the company acquired 139,000 acres of timberlands in New Hampshire, Arkansas and South Carolina for $162 million. See Note 2 of the Notes to Financial Statements.

(B)	During 2002, the company acquired 0.3 million acres of timberlands located primarily in Wisconsin for $141 million. See Note 2 of the Notes to Financial Statements.

(C)	Effective January 1, 2001, the company changed its accounting policy for timber reforestation costs by capitalizing certain costs incurred after a timber stand has been established, primarily silviculture costs, that were previously expensed. Additionally, as a consequence of The Timber Company Merger, a tax benefit of $216 million was recognized in 2001.

(D)	During 1999, the company sold approximately 1 million acres of timberlands in three separate transactions. These transactions included 390,000 acres of timberlands in the Canadian province of New Brunswick, 440,000 acres of timberlands in Maine, and 194,000 acres of timberlands in California. These sales totaled $442 million and resulted in a $355 million pre-tax gain ($215 million after-tax gain).

(E)	Since The Timber Company was not a separate legal entity but rather an operating division of Georgia-Pacific, The Timber Company common stock, the only equity issued with respect to The Timber Company, represented a class of Georgia-Pacific’s common stock. The Timber Company common stock paid a quarterly dividend of $0.25 per share. Subsequent to The Timber Company Merger, Plum Creek paid dividends of $0.57 per share on November 30, 2001 and again on December 28, 2001. The December 28, 2001 dividend represents the acceleration of our fourth quarter 2001 dividend that normally would have been paid in February 2002. See Note 5 of the Notes to Financial Statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENT

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “projects”, “strategy”, or “anticipates”, or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described in “Risk Factors” immediately following this Item 7. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

•	our failure to qualify as a real estate investment trust, or REIT, or our failure to achieve the expected competitive advantages of operating as a REIT;

•	an unanticipated reduction in the demand for timber products and/or an unanticipated increase in the supply of timber products;

•	an unanticipated reduction in demand for higher and better use timberlands or non-strategic timberlands;

•	our failure to make strategic acquisitions or to integrate any such acquisitions effectively or, conversely, our failure to make strategic divestitures; and

•	the failure to meet our expectations with respect to our likely future performance.

It is likely that if one or more of the risks materializes, or if one or more assumptions prove to be incorrect, the current expectations of Plum Creek and its management will not be realized. Forward-looking statements speak only as of the date made, and neither Plum Creek nor its management undertakes any obligation to update or revise any forward-looking statements.

OVERVIEW

Operating Performance

Operating income decreased by $35 million, or 10%, to $303 million in 2003. This decrease of $35 million was due primarily to lower operating income from our Real Estate, Southern Resources and Manufactured Products Segments. Despite real estate revenues increasing by $26 million to $124 million, operating income from our Real Estate Segment decreased by $17 million, or 27%, to $47 million. This decrease was due primarily to higher cost basis as a result of a $14 million impairment charge and a $20 million reduction in the sale of conservation easements. Operating income from our Southern Resources Segment decreased by $11 million, or 5%, to $216 million due primarily to the harvesting of smaller logs in 2003. During 2003, our Manufactured Products Segment reported an operating loss of $5 million compared to operating income of $1 million during 2002. This decrease of $6  million was due primarily to low lumber prices resulting from an industry-wide excess supply of lumber.

Despite the $35 million decline in operating income, net cash provided by operating activity increased by $1 million to $369 million in 2003. This difference was due primarily to a $26 million increase in timberland sales and a $14 million impairment charge related to real estate held for sale. Real estate basis and impairment charges are non-cash expenses, which reduce operating income but do not impact net cash provided by operating activity.

Key Economic Factors Impacting Our Business

Our operating performance is impacted primarily by the supply and demand for logs in the United States. The short-term supply of logs is impacted primarily by weather. In general, there were favorable harvesting conditions during most of 2003, and as a result, there was an ample supply of logs. The demand for logs in the United States is impacted by housing starts, repair and remodeling activities and the amount of imported lumber, primarily from Canada. Housing starts are impacted primarily by interest rates. Mortgage interest rates continued at historically low levels during 2003 (averaging 5.8% for the year based on a 30-year fixed-rate conventional loan), which contributed to U.S. housing starts of approximately 1.8 million units during 2003, their highest level in the past 25 years. Despite these record housing starts, U.S. lumber prices during the first half of 2003 were weak due in part to excess North American lumber production.

Imports of lumber and other wood products into the United States are impacted by currency exchange rates, tariffs and quotas, and the relative cost of manufacturing wood products. Canadian imports into the U.S. capture a significant share (between  33% and 34%) of the U.S. lumber market. A U.S. industry coalition believes the Canadian government, which owns most of the timberlands in Canada, provides unfair subsidies by selling timber at below market prices. Prior to 2002, a trade agreement with Canada limited imports of lumber into the United States. Since May 2002, the U.S. has imposed duties on Canadian imports. At the same time, the U.S. and Canada have been trying to reach a negotiated settlement, but to date no settlement has been reached. Furthermore, reports indicate that the U.S. imposed duties have had the unintended consequences of causing some Canadian lumber manufacturers to increase their lumber production to lower their average production costs.

For the past several years, the U.S. dollar has been strong compared to other major currencies in the world. The strong U.S. dollar has given Canada and other exporting lumber countries a cost advantage over U.S. lumber manufacturers. The U.S. dollar declined, however, during 2003 against the Canadian dollar (which appreciated by approximately 20% during 2003) and several other major currencies. During the second half of 2003, U.S. lumber prices improved in response to the stronger Canadian dollar.

Core Timberlands

During 2003, we completed an evaluation of our timberlands. We concluded that approximately 67% (5.4  million acres) of our timberlands are highly productive and strategically located near key customers and markets. We also identified approximately 16% (1.35 million acres) of our timberlands as having values well in excess of timberland values (“higher and better use timberlands”). These properties are better suited for recreational, conservation or development purposes. Finally, we identified approximately 17% (1.4 million acres) of our timberlands as being non-strategic.

We expect to sell our higher and better use timberlands over the next 15 years. Approximately half of the non-strategic timberlands are made up of large parcels that are expected to be sold over the next two years. The other half of the non-strategic timberlands, which are generally in smaller tracts, is expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. The capital generated from the sale of timberlands will be used to increase the value of the company. Uses may include strategic acquisitions of additional core timberlands, investments in our business, payments of dividends, repayments of debt and/or repurchases of our stock.

Harvest Levels

Our operating performance is also impacted by the volume of trees we harvest each year and the percentage of sawlogs and pulpwood included in our annual harvest. During 2003, we harvested a total of 19.0 million tons compared to a total of 19.3  million tons during 2002. We expect to harvest approximately 19 million tons during 2004. Future harvest levels may vary from historic levels to take advantage of favorable prices or due to factors outside of our control such as weather and fires. Future harvest levels may also be impacted by our sale of timberlands and the extent to which proceeds are reinvested in core timberlands.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements:

Revenue Recognition

Prior to The Timber Company Merger, The Timber Company recognized revenue from timber sales under three different methods, depending upon the terms of the sale. The methods were delivered log sales, pay-as-cut contracts and timber deeds:

(1) Delivered Log Sales. Under a delivered log sale agreement, the seller cuts the tree and delivers it to the buyer. Risk of loss and title transfer to the buyer when the log is delivered. Revenue is recognized when the log is delivered to the customer. With delivered log sales, the seller incurs the cost of logging and hauling. For the last few days of an accounting period, there are typically delivered logs for which we have not received documentation and we have not created an invoice. In that case, an accrual for these deliveries is made along with an accrual for the costs of logging and hauling.

(2) Pay-as-Cut Contracts. Pay-as-cut contracts are agreements pursuant to which the buyer agrees to harvest all of the trees on a tract of land for an agreed upon price for each of the different types of trees over the term of the contract (usually 12 to 18 months). In some cases an advance is received in connection with pay-as-cut contracts, and in other cases the buyer agrees to cut only certain trees on a tract of land. Under pay-as-cut contracts, the buyer is responsible for all logging and hauling costs. Title and risk of loss transfer to the buyer as the trees are cut. The buyer furnishes us with supporting information for the amount of wood that has been removed along with their payment. Revenue is recognized when the trees are cut. Total revenue recognized under a pay-as-cut contract is a function of the total volume of wood actually removed multiplied by the agreed upon per unit price for each of the various types of trees on a tract of land. There is typically a lag between the time the tree is harvested and the time the buyer pays for the tree. At the end of each accounting period, we make an accrual for the trees that have been cut but for which we have not received payment.

(3) Timber Deeds. Timber deeds are agreements pursuant to which the buyer agrees to harvest all of the trees on a tract of land over the term of the contract (usually 12 to 18 months). However, unlike a pay-as-cut contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Under a timber deed, the buyer is responsible for all logging and hauling costs. Revenue from a timber deed sale is recognized when the contract is signed. Timber deeds are generally marketed and sold to the highest bidder. Bids are typically based on a timber cruise – an estimate of the total volume of timber on a tract of land broken down by the various types of trees (such as softwood sawlogs, hardwood pulpwood, etc.). Total revenue recognized under a timber deed is the amount of the highest bid and is not dependent upon the volume or types of trees actually harvested.

Subsequent to The Timber Company Merger, to comply with certain REIT requirements we replaced timber deed agreements with lump-sum sale agreements. Under a lump-sum sale, the parties agree to a lump-sum price for all the timber available for harvest on a tract of land. Generally the lump-sum price is paid when the contract is signed. However, unlike timber deeds, title to the timber and risk of loss transfers to the buyer as the timber is cut. Therefore, revenue is recognized each month based on the amount of timber actually harvested, compared to total timber available to be harvested on a tract of land over the term of the contract (usually 12 to 18 months). Under a lump-sum sale, the buyer is responsible for all logging and hauling costs. Lump-sum sales are generally marketed and sold to the highest bidder. Bids are typically based on timber cruise information. Total revenue recognized under a lump-sum sale contract is the amount of the highest bid, and is not dependent upon the volume or type of trees actually harvested.

Since revenue is recognized under a lump-sum sale agreement as the trees are cut, an estimate of how much revenue to recognize each month is made based on how much volume has been removed compared to the total volume available for harvest on a tract of land according to the timber cruise. We generally receive weekly information from the buyer regarding how much volume has been removed. Additionally, we gather information by observing the tract to estimate the percentage of original timber harvested. In most cases, the total volume harvested from a tract of land is different than the volume estimated in the timber cruise. If the total volume removed is greater than the cruise-estimated volume, we will stop recognizing revenue once the total revenue recognized is equal to total lump-sum contract price. No revenue will be recognized for volumes harvested in excess of the cruise-estimated volume. If the total volume removed is less than the cruise-estimated volume, an adjustment will be recorded in the month in which we learn of the difference. The adjustment is an increase in revenue equal to the difference between the total revenue recognized to date and the total lump-sum contract price. Finally, for our larger lump-sum contracts, which cover multiple tracts, we adjust revenues at the end of each accounting period for any known trends, which have materialized in the tracts that have been completely harvested. For lump-sum contracts completed during the past eight quarters, our largest quarterly adjustment to record the difference between estimated lump-sum revenues and actual revenues has been $0.6 million. While the timing of revenue recognition under a timber deed and a lump-sum contract is materially different, this change is not expected to have a material impact on the year-to-year comparison of our results of operations.

The following tables summarize amounts recognized under each method from sales to external customers in the company’s financial statements for the years ended December 31 (in millions):

	2003	2002
Revenues from
Delivered log sales	$520	$441
Pay-as-cut sales	$66	$89
Lump-sum sales	$53	$96

	December 31, 2003	December 31, 2002
Accrued revenues for delivered and pay-as-cut log sales	$33	$24
Deferred revenues for lump-sum contracts	$4	$8

We attempt to estimate accrued revenues at the end of each accounting period based on the best information available. We do not believe that there is a material difference between estimated accrued revenues and actual revenues.

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

Real Estate Sales

We estimate that included in the company’s 8.1 million acres of timberlands are 1.35 million acres of higher and better use timberlands and 1.4 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. Approximately half of the non-strategic timberlands are expected to be sold in large blocks over the next two years. The other half of the non-strategic timberlands, which are generally in smaller tracts, is expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. The timing of real estate sales, however, is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. As a result, the timing of our real estate sales may materially impact our reported operating income and net income.

During 2003, the Real Estate Segment reported an operating profit percentage of approximately 40%. Historically, our Real Estate Segment has reported significant operating profit percentages (ranging from 65% to 85% of revenues). However, operating profit percentages vary significantly and depend upon the mix of real estate sales. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, the sale of conservation easements will have an operating profit percentage of close to 100% because no book basis is allocated to this type of revenue. Sales of recently acquired properties will generally have relatively lower operating profit percentages while sales of properties held for a long time will tend to have relatively higher operating profit percentages. Sales of timberlands owned by Plum Creek prior to The Timber Company Merger, which, for accounting purposes, were deemed acquired as of the merger date, will thus have low operating profit percentages since these properties were recorded at appraised value as of October 2001.

In connection with major timberland acquisitions we are generally not able to identify our future real estate sales, as was the case in The Timber Company Merger. Since the merger was accounted for as a reverse acquisition, the timberlands of Plum Creek were recorded at their fair value. However, while our purchase price allocation and related appraisals reflected greater values for real estate which may be sold in the future for uses which have a higher value than timber production, we were generally not able to identify specific properties. Therefore, within each region, we allocated this higher value proportionately among all the acres acquired, except for certain specifically identified properties. In general, however, timberlands are acquired primarily for long-term use in our timber operations and specific properties cannot be identified in advance because their value is dependent upon numerous factors, most of which are not known at the acquisition date, including current and future zoning restrictions, current and future environmental restrictions, future changes in demographics, future changes in the economy, current and future plans of adjacent landowners, and current and future funding of government and not-for-profit conservation and recreation programs. We believe that current and future results of operations could be materially different under different purchase price allocation assumptions, and generally, when we acquire properties, we do not have the ability, with any level of precision, to estimate which of the acquired properties will someday sell for more than their underlying timber production value.

Impairment of Long-Lived Assets

In general, the company evaluates its ability to recover its net investment in long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS  No. 144 requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value (net book value) of such assets exceeds the estimated future undiscounted cash flows attributable to such assets over their expected useful life. Impairment losses are measured by the extent to which the carrying value of a group of assets exceeds the fair value of such assets at a given point in time. When the fair values of the assets are not available, the company estimates the fair values by using the discounted expected future cash flows attributable to the assets. The cash flows are discounted at a rate commensurate with the risks associated with the recovery of the assets’ carrying value. Furthermore, SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs.

The company has grown substantially through acquisitions in recent years. A large portion of the carrying value of the company’s Timber and Timberlands, and Property, Plant and Equipment represents amounts of the purchase price of recent acquisitions allocated to those assets. The allocation of the purchase price in a business combination is highly subjective. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. SFAS No. 144 requires that long-lived assets be grouped and evaluated for impairment at the lowest level for which there are independent cash flows. The company tracks cash flows for its 8.1 million acres of timberlands by grouping them into 7 geographic areas in the Northern Resources Segment and 11 geographic areas in the Southern Resources Segment. Additionally, the company tracks cash flows for each of its 10 manufacturing facilities.

(1)     Timber and Timberlands Used in Our Business. SFAS No. 144 provides that for assets used in a business, an impairment loss is recorded only when the carrying value of such assets is not recoverable through future operations. The recoverability test is based on undiscounted future cash flows over the expected life of the assets. The company uses one harvest cycle (which ranges between 20 and 90 years) for evaluating the recoverability of its timber and timberlands. As a result of the inherently long life of timber and timberlands, we do not expect to incur an impairment loss in the future for the timber and timberlands used in its business.

(2)     Timber and Timberlands Held for Sale. SFAS No. 144 provides that an impairment loss is recognized for long-lived assets held for sale when the carrying value of such asset exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer, and the sale is expected to close within one year. Each of the foregoing occurred during the first quarter of 2003 in connection with 29,000 acres of non-strategic timberlands that were sold during the second quarter of 2003. As a result, we recorded an impairment loss of $9 million during the first quarter of 2003. Additionally, during the fourth quarter of 2003 we recognized an impairment loss of $5 million related to non-strategic timberlands that are expected to be sold during 2004. We expect to continue to sell or exchange non-strategic timberlands to other forest products companies or non-industrial investors, and it is possible that we will recognize, in accordance with SFAS No. 144, additional impairment losses in the future in connection with sales of non-strategic timberlands.

(3)     Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our ten manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful live of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs, volumes of product sold, and residual value of the facility. We currently estimate that the carrying value for each of its manufacturing facilities is recoverable through future operations and that our estimate of future cash flows is reasonable. However, wood product prices were at depressed levels during the first half of 2003. If product prices were to remain depressed for an extended period of time, or if other key cash flow assumptions are revised in the future, the company may be required to record an impairment loss for one or more of its manufacturing facilities in a future period.

Depletion

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

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2003	2002
Depletion Expense
Northern Resources Segment	$23	$28
Southern Resources Segment	44	46

Total depletion expense	$67	$74

Average Depletion Rates (per ton)
Northern Resources Segment (A)	$4.16	$5.19
Southern Resources Segment	$3.25	$3.30

Assumptions Used to Determine the Average Depletion Rates
Estimated future silviculture costs, including the impact of inflation
Northern Resources Segment (B)	$58	$141
Southern Resources Segment	$330	$330
Estimated future volume (in million tons)
Northern Resources Segment	289	263
Southern Resources Segment	441	417

Sensitivity of 2003 Results to Changes in Key Assumptions
Increase in depletion expense for every 10%:
increase in estimated future silviculture costs (C)
Northern Resources Segment	$0.1
Southern Resources Segment	$1.0
decrease in estimated future volume (D)
Northern Resources Segment	$2.6
Southern Resources Segment	$4.8

(A)	Average depletion rate decreased primarily due to harvesting a higher percentage of trees during 2003 from regions with low depletion rates.

(B)	During 2003, we reevaluated the economic benefits associated with silviculture expenditures in Montana and decided to significantly reduce the number of acres and the number of years in which silviculture expenditures are applied.

(C)	Assumes future timber volumes do not change.

(D)	Assumes future silviculture costs do not change.

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

The company has invested in technology that enables it to predict its current standing inventory of trees, future growth rates, and the benefits of scientific advancements in connection with seedlings, planting techniques and fertilizer applications. Therefore, while estimates with respect to depletion computations will be revised annually, we do not expect the depletion rates will change materially from year to year.

Deferred Income Taxes

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

Plum Creek will generally be subject to corporate-level tax (built-in gains tax) only if it makes a taxable disposition of certain property acquired in The Timber Company Merger within the ten-year period following the merger date. The built-in gains tax only applies to gains from such asset sales to the extent the fair value of the property exceeds its tax basis at the merger date. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the company recorded a tax benefit of $216 million in the fourth quarter of 2001 as a result of The Timber Company Merger. The benefit of $216 million represents the elimination of the deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in a transaction subject to built-in gains tax during a ten-year period following the merger.

We estimate that approximately 5% of The Timber Company’s timberlands will be sold in one or more taxable transactions over the ten-year period ending October 5, 2011. As a result, $11 million of deferred taxes related to timberlands were not eliminated during the fourth quarter of 2001. Timberland sales subject to the built-in gains tax through December 31, 2003 reduced our deferred tax liability by $0.3 million. This amount was lower than originally estimated because a significant portion of the proceeds from our timberland sales that would otherwise be subject to the built-in gains tax were reinvested in like-kind property. The built-in gains tax can generally be avoided to the extent proceeds are reinvested in like-kind property within the statutory time period. It is not possible to predict whether we will be able to identify suitable replacement properties in the future in order to avoid the built-in gains tax. It is likely that actual timberland sales over the ten-year built-in gain period will be greater than, or less than, 5%. An adjustment to earnings will be required in the period in which it is determined that timberland sales subject to the built-in gains tax will be greater than, or less than, 5%.

Long-Term Incentive Plans

Plum Creek has a Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock, dividend equivalents and value management awards. See Note 12 of the Notes to Financial Statements. During 2003, the company recognized $6 million of compensation expense associated with its long-term incentive plans, of which $4 million related to value management awards.

Value management awards, which have been granted every other year since 2000, provide incentive compensation to participants that is contingent upon the company’s performance measured against the performance of a peer group of companies over a three-year period. Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the company’s total stockholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total stockholder return is above the 75th percentile.

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

The performance period for the 2000 value management awards ended on December 31, 2002. Due to the company’s strong relative performance, the full value for the awards was achieved. A total expense of $9 million was recorded over the vesting period in connection with the 2000 value management award grants, of which $1 million was recorded during 2003. An expense of $2 million was recorded during 2003 and 2002 in connection with the 2002 value management award grants based on expected relative performance. The expense in connection with the 2002 value management award grants would have been $4 million during both 2003 and 2002 if we had assumed maximum performance would have been achieved for these awards.

Pensions

Plum Creek provides pension benefits under defined benefit pension plans that cover substantially all of our employees. See Note 11 of the Notes to Financial Statements. Participants’ benefits vest after five years of service. Subsequent to The Timber Company Merger, the cash balance of benefits of salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year treasury bond rate. Furthermore, employees of the company on September 1, 2000 earn benefits based on the greater of the cash balance formula or the amount of a monthly pension benefit that is principally based on highest monthly average earnings during any consecutive sixty-month period and the number of years of service credit. The benefits of hourly employees are generally based on a fixed amount per year of service. Plum Creek’s contributions to the plan vary from year to year, but the company has made at least the minimum contributions required by law in each year and we intend to fund annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (“ABO”, the approximate actuarially computed current pension obligation if the plans were discontinued).

The computation of the company’s benefit obligation, pension cost and accrued pension liability under accounting principles generally accepted in the United States of America requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2003	2002
Assumptions Used to Determine the Benefit Obligation at December 31
Discount rate (A)	6.25%	6.75%
Rate of compensation increase (C)	4.50%	5.00%

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate (A)	6.75%	7.25%
Expected long-term return on plan assets (B)	7.75%	8.25%
Rate of compensation increase (C)	4.50%	5.00%

(A)	The assumed discount rates are based on Moody’s long-term AA corporate bond yield, which is considered to represent the rate of return on high-quality fixed-income investments that, if invested at the measurement date, would provide the necessary future cash flows to pay the benefits when due.

(B)	The expected long-term rate of return on plan assets assumption is based on the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio.

(C)	The assumed rate of increase of future compensation levels represents our long-term estimate of such increases on the basis of the composition of plan participants, past results and market expectations.

Other key assumptions used in the estimate include primarily those underlying the mortality table, and expected long term rates for inflation, retirement and withdrawals, all of which are based on plan experience and standard actuarial methods but which are nevertheless subject to uncertainty.

It is likely that the actual return on plan assets and the outcome of other uncertain variables will differ from those used in estimating our pension costs and pension obligation reflected in our consolidated financial statements and notes thereto. Furthermore, the company may, from time to time, adjust the asset allocation, which may have an impact on the long-term rate of return on plan assets. The following table summarizes key financial measures and sensitivities to changes in assumption for the years ended December 31 (in millions):

	2003	2002
Key Financial Measures
Pension expense	$5.7	$3.8
Cash contributions	6.0	8.4
Accrued net pension liability	2.4	2.8

Sensitivity to Changes in Key Assumptions
Increase in pension expense for every 0.25 percentage point:
decrease in long-term rate of return on plan assets	$0.2
decrease in weighted average discount rate	0.1
increase in rate of increase in compensation levels	0.1

Increase in pension funding for every 0.25 percentage point
decrease in weighted average discount rate	$2.9

Assuming an average long-term rate of return on plan assets of 7.75%, a weighted average discount rate of 6.25% and a 4.5% rate of increase in compensation levels, we project that our annual pension expense for 2004 will be approximately $7 million, a $1.3 million, or 23%, increase compared to 2003, and will rise to approximately $8 million annually by 2006. Over the same time period, the annual cash funding required under our present funding policy is expected to be approximately $3 million during 2004 increasing to approximately $6 million in 2006.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS,
CONTINGENT LIABILITIES AND COMMITMENTS

The consolidated financial statements of the company reflect all of the operations and assets and liabilities of the company. The company has no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Consequently, the company has no off-balance sheet debt. Furthermore, except for certain interest rate hedging transactions in 2002, discussed more fully in Note 10 of the Notes to Financial Statements, and a financing in connection with certain installment notes receivable, which were transferred to Georgia-Pacific prior to The Timber Company Merger, the company is not a party to any derivative transactions. Finally, the company does not have any transactions with related parties or affiliates other than those described in Note 13 of the Notes to Financial Statements.

The following table summarizes our contractual obligations at December 31, 2003 (in millions):

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (A)	$2,048	$27	$184	$290	$1,547
Operating lease obligations	16	3	5	3	5
Timber obligations	12	1	2	2	7
Long-term incentive plans	13	4	7	2	--
Purchase Obligations (B)	33	25	5	1	2
Other Long-Term Liabilities (C)

Total Contractual Obligations	$2,122	$60	$203	$298	$1,561

(A)	Excludes unamortized premiums of $16 million at December 31, 2003.

(B)	Purchase obligations are comprised primarily of $7 million for raw materials for our MDF facilities, $6 million for third-party logs for our plywood and sawmill facilities, $8 million for reforestation and silviculture, and $11 million for real estate development and other activities.

(C)	We have not included any amounts for our other long-term liabilities as we cannot estimate when we will be obligated to satisfy the liabilities. Our other long-term liabilities include workers’ compensation ($7 million) and pension ($2 million). During each of the past two years we have funded approximately $2 million for workers’ compensation payments and expected the same in the near future. We have made contributions to our pension plan such that the fair value of the pension plan assets at December 31, 2003 exceeds the actuarially computed accumulated benefit obligation. As a result of this funding level, there is no pension-funding obligation at December 31, 2003.

EVENTS AND TRENDS AFFECTING OPERATING RESULTS

Harvest Plans

We determine our annual roundwood (sawlogs and pulpwood, including stumpage sales) harvesting plans based on a number of factors. At the stand level, ranging in size from 10 to 200 acres, we consider the age, size, density, health and economic maturity of the timber. A stand is a contiguous block of trees of a similar age, species mix and silvicultural regime. At the forest level, ranging in size from 105,000 to 770,000 acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, certain external conditions such as supply agreements, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands. “Harvest scheduling” is the technical approach using computer modeling that considers all of the above factors along with forest growth rates and financial assumptions to project harvest plans for a number of years.

Actual harvest levels may vary from planned levels due to log demand, sales prices, the availability of timber from other sources, the level of timberland sales and acquisitions, the availability of legal access, abnormal weather conditions, fires and other factors that may be outside of our control. We believe that our harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs. Furthermore, future harvest levels may be impacted by both our planned sales of non-strategic and higher and better use timberlands. The impact will depend on the level and extent we are able to reinvest proceeds in productive timberlands and the stocking levels and age class distribution of any newly acquired timberlands.

Harvest levels in the Northern Resources Segment were 5.6 million tons during 2003 and 5.5 million tons during 2002. Harvest levels in the Northern Resources Segment in 2004 are expected to decrease by approximately 3%. Harvest levels in the Southern Resources Segment were 13.4 million tons during 2003 and 13.8 million tons during 2002. Harvest levels in the Southern Resources Segment in 2004 are expected to increase by approximately 3%.

U.S.—Canada Softwood Lumber Agreement

Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. This source of lumber was constrained in April 1996 when a five-year lumber trade agreement between the U.S. and Canada went into effect. The trade agreement was intended to limit the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain levels from the four major producing Canadian provinces. The trade agreement expired in March 2001, and soon thereafter a U.S. industry coalition, of which Plum Creek is a member, submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. In March 2002, the Department of Commerce rendered a final determination in favor of the U.S. industry coalition and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties in April 2002 to 18.8% and 8.4%, respectively. In May 2002, the International Trade Commission rendered a final determination that the U.S. industry was threatened with material injury by Canadian lumber imports. Following this determination, the Department of Commerce put into effect the countervailing and anti-dumping duties in May 2002. Reports indicate, however, that the final duties have not had the effect of decreasing Canadian lumber imports into the U.S.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. Canada appealed both the anti-dumping duty and the countervailing duty to the WTO and NAFTA appeal boards. Both the WTO and NAFTA recently issued rulings that affirmed the U.S. position that Canadian stumpage practices are, in fact, providing a subsidy to the Canadian industry, and upheld the validity of antidumping duties imposed on most Canadian producers. However, both the WTO and NAFTA rulings included provisions for re-examining the calculation and level of the countervailing and the anti-dumping duties. These rulings required the U.S. to lower the countervailing duty, and another decision by NAFTA on this matter is expected in March of 2004, which could lead to further adjustment of either the anti-dumping or countervailing duties, or both. To avoid protracted litigation, the U.S. and representatives of the Canadian government negotiated a tentative settlement agreement in December 2003. However, the Canadian federal government has not yet ratified the settlement agreement, and negotiations between the U.S. and Canada are continuing. There can be no assurance that an agreement will be reached, or that the terms of any such final agreement would be favorable to the U.S. lumber industry’s interests. Therefore, other factors remaining unchanged, downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase.

Comparability of Financial Statement Periods

Acquisitions and Divestitures.    We have pursued and expect to continue to pursue both the acquisition and divestiture of timberlands to increase the value of our assets. During the third and fourth quarter of 2003, we acquired 139,000 acres of timberlands located primarily in South Carolina, Arkansas and New Hampshire. During the fourth quarter of 2002, we purchased 307,000 acres of timberlands located primarily in Wisconsin, and on October 6, 2001, we completed our merger with The Timber Company. As a result of these acquisitions, our ownership increased to 8.1 million acres at December 31, 2003, 8.0 million acres at December 31, 2002 and 7.8 million acres at December 31, 2001 from 4.7 million acres at December 31, 2000. We may sell timberlands and facilities, from time to time, if attractive opportunities arise. Accordingly, the comparability of periods covered by the company’s financial statements is, and in the future may be, affected by the impact of acquisitions and divestitures.

Merger with The Timber Company.    On October 6, 2001, the six entities that comprised The Timber Company, formerly a separate operating group of Georgia-Pacific Corporation (“Georgia-Pacific”), merged with and into Plum Creek, with Plum Creek as the surviving company. The merger was accounted for as a reverse acquisition, with The Timber Company treated as the acquirer for accounting and financial reporting purposes. As a result, the historical financial statements of The Timber Company became the financial statements of Plum Creek effective as of the date of the merger. Consequently, the statement of income for the year ended December 31, 2001 reflects the performance of The Timber Company until the date of the merger, and that of the merged companies for the remainder of 2001. See Note 2 of the Notes to Financial Statements.

RESULTS OF OPERATIONS

The following table compares Operating Income (Loss) by Segment for the years ended December 31 (in millions):

	2003	2002	2001
Northern Resources	$82	$80	$30
Southern Resources	216	227	187
Real Estate	47	64	59
Manufactured Products	(5)	1	1
Other	7	7	8

Total Segment Operating Income	347	379	285
Other Cost & Eliminations	(44)	(41)	(35)

Operating Income	$303	$338	$250

As a consequence of The Timber Company Merger and the related reverse acquisition accounting treatment, the financial results for 2003 and 2002 are not comparable with 2001.

2003 Compared to 2002

Northern Resources Segment.    Revenues decreased by $11 million, or 3%, to $309 million in 2003. This decrease was due primarily to a 12% decrease in softwood sawlog sales volume in Montana as a result of one of the worst fire season in decades, offset in part by harvesting from timberlands in Wisconsin that were acquired during December 2002. Sales volume from timberlands in Wisconsin that were acquired in December 2002 increased revenues by $13 million.

Northern Resources Segment operating income was 27% of its revenues for 2003 and 25% for 2002. Costs and expenses decreased by $13 million, or 5%, to $227 million in 2003 due primarily to fire-related harvesting curtailments and lower depletion rates, offset in part by harvesting of timberlands in Wisconsin that were acquired during December 2002 and a $4 million fire loss. Costs associated with the timberland operations in Wisconsin that were acquired in December 2002 were $8 million. We recorded a $4 million fire loss as a result of forest fires during the third quarter of 2003 on approximately 45,000 acres in Montana. The $4 million loss represents the book basis of the timber volume destroyed by fire.

Southern Resources Segment.    Revenues increased by $22 million, or 5%, to $445 million in 2003. This increase of $22 million was due primarily to a higher percentage of delivered log sales ($33 million) and a more valuable mix of logs ($7 million), offset in part by lower softwood sawlog prices ($15 million) and lower harvest volumes ($9 million).

Revenues increased by $33 million due to the company’s increased percentage of delivered log sales. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under a delivered log sale agreement, the seller is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the seller is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower margins as a percent of revenues, although operating income is not generally affected. Revenues increased by $7 million due to a greater percentage of high value logs in the 2003 sales mix than in the prior year. During 2002 the weather was extremely dry which allowed us to increase our harvest of low value pulpwood.

Softwood sawlog prices decreased by 6% due primarily to harvesting of smaller diameter logs and mill curtailments. The diameter of sawlogs temporarily increased during 2001 and 2002 due to the increased conversion of slow growing natural stands to faster growing plantation stands. Mills curtailed production during the first half of 2003 due to weak lumber prices. Sales volume decreased by 3% due to a planned reduction in harvest levels.

Southern Resources Segment operating income was 49% of its revenues for 2003 and 54% for 2002. This decrease was due primarily to lower softwood sawlog prices and the increased percentage of delivered log sales. Southern Resources Segment costs and expenses increased by $33 million, or 17%, to $229 million. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber.

Real Estate Segment.    Revenues increased by $26 million, or 27%, to $124 million in 2003. This increase of $26 million was due primarily to the sale of non-strategic timberlands and a higher number of acres sold, offset in part by lower conservation easement sales. During the second quarter of 2003 we sold 29,000 acres of non-strategic timberlands for $13 million. Additionally, we sold 96,000 acres of higher and better use timberlands during 2003 compared to sales of 38,000 acres during 2002. Revenues from conservation easements decreased by $20 million compared to the prior year.

Real Estate Segment operating income was 38% of its revenues for 2003 and 65% for 2002. This decrease was due primarily to sales of non-strategic timberlands, fewer conservation easement sales and the recording of a $5 million impairment loss. Real Estate Segment costs and expenses increased by $43 million, or 126%, to $77 million in 2003. This increase of $43 million is due primarily to the sale of non-strategic timberlands, fewer sales of conservation easements and a $5 million impairment charge. During the second quarter of 2003, 29,000 acres of non-strategic timberlands were sold for $13 million, which had a book basis of $22 million ($9 million of the $22 million was recorded as an impairment charge during the first quarter of 2003). We sold more acres but fewer conservation easements during 2003. No book basis is charged to cost of goods sold for sales of conservation easements. During the fourth quarter of 2003, we concluded that it was probable that 28,000 acres of non-strategic timberlands would be sold during 2004 in which the book basis exceeds the fair value by $5 million. As a result, an impairment charge of $5 million was recorded.

Manufactured Products Segment.    Revenues increased by $16 million, or 4%, to $397 million in 2003. This increase of $16 million was due primarily to higher MDF sales volume ($14 million) and higher plywood prices ($10 million), offset in part by lower lumber prices ($8 million). MDF sales volume increase by 20 million square feet to 198 million square feet due primarily to our new thin-board mill, which began operations during the fourth quarter of 2001 and was in a start-up phase during most of 2002. Plywood prices temporarily skyrocketed during the second half of 2003 due to wholesalers and distributors maintaining low structural panel inventories and housing starts continuing at unanticipated record levels. Lumber prices decreased by 5% due primarily to an industry-wide excess supply of boards as a result of log salvage operations from 2002 forest fires and excess production capacity for studs and dimension lumber throughout North America.

Manufactured Products Segment operating loss was $5 million during 2003 compared to $1 million of operating income during 2002. This decrease in operating performance was due primarily to lower lumber prices and higher MDF operating costs. Manufactured Products Segment costs and expenses increased by $22 million, or 6%, to $402 million in 2003. This increase of $22 million was due primarily to higher MDF production volume and higher MDF resin and maintenance costs.

Other Costs and Eliminations.    Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $44 million in 2003, compared to a decrease of $41 million in 2002. This change of $3 million was due primarily to higher corporate expenses.

Interest Expense.    Net interest expense increased by $14 million, or 14%, to $117 million for 2003. This increase was due primarily to a higher debt level as the result of the acquisition of 307,000 acres of timberlands located in Wisconsin during December 2002, the acquisition of 139,000 acres in three states during the third and fourth quarters of 2003, and the purchase of 2 million shares of treasury stock during the first quarter of 2003 for $43 million.

Provision for Income Taxes. The provision for income taxes was $6 million benefit for 2003 compared to $2 million expense for 2002. This change of $8 million was due primarily to the $6 million decline in operating performance for the Manufactured Products Segment and lower sales of higher and better use timberlands through our taxable REIT subsidiaries during 2003. As a REIT, Plum Creek is generally not subject to corporate income tax except for certain transactions that are subject to built-in gains tax and certain non-REIT activities that are conducted through taxable REIT subsidiaries. See Note 5 of the Notes to Financial Statements.

2002 Compared to 2001

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

Excluding the impact of The Timber Company Merger (for the period January 1, 2002 to October 5, 2002), Manufactured Products Segment operating loss was $5 million during 2002 compared to $1 million of operating income during 2001. This decrease in operating performance was due primarily to lower lumber prices as a result of excess supply caused by over production by U.S. and Canadian mills and higher MDF operating costs. Manufactured Products Segment costs and expenses increased by $295 million, or 347%, to $380 million in 2002. Excluding costs and expenses (for the period January 1, 2002 to October 5, 2002) associated with The Timber Company Merger, costs and expenses increased by $10 million, or 12%, to $95 million. This increase of $10 million was due primarily to higher MDF production volume and higher MDF operating costs.

Other Costs and Eliminations.    Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $41 million in 2002, compared to a decrease of $35 million in 2001. This change of $6 million was due primarily to $22 million of higher corporate expenses due to the increase in the size of the company, offset by a reduction of $10 million for intercompany profit elimination and $6 million for severance costs. During the fourth quarter of 2001, we incurred $6 million of merger-related severance costs. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. Prior to The Timber Company Merger, The Timber Company did not have any deferred profit on log sales. From the date of the merger to December 31, 2001, the company deferred profit of $9 million on intercompany log sales. The company released intercompany profit of $1 million during 2002. At December 31, 2002 the deferred profit on intercompany sales was $8 million.

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

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activity increased by $1 million, to $369 million for 2003 compared to $368 million in 2002. Even though the cash provided by operating activity was stable, the Real Estate Segment’s contribution was higher in 2003 and the Resources and Manufactured Products Segments’ contributions were lower. We expect this trend of more cash provided by the Real Estate Segment’s operating activities to continue in 2004.

Net cash provided by operating activity was $368 million for 2002 compared to $223 million for 2001, an increase of $145 million, or 65%. The increase of $145 million was due primarily to The Timber Company Merger. As a result, non-cash operating expenses (depreciation, depletion, amortization and basis of real estate sold) increased by $60 million and cash taxes decreased by $52 million.

At December 31, 2003, we had a $600 million revolving line of credit maturing on September 30, 2005. The rate for the revolving line of credit was LIBOR plus 1.5%, which included facility fees. Interest rates vary and are based on a series of borrowings with maturities that can range from one week to six months. The interest rate for the $600 million credit facility at December 31, 2003 was 2.7% including facility fees.

Borrowings on the line of credit fluctuate daily based on cash needs. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $50 million of standby letters of credit. As of December 31, 2003, less than $1 million remained available for borrowing under the line of credit and there were outstanding standby letters of credit of $5 million. On January 2, 2004, $248 million of the borrowings under the line of credit was repaid. On January 15, 2004, the company refinanced its revolving line of credit. The new $650 million facility has a maturity of five years. The interest rate for the new facility is based on LIBOR plus 1.25%, which includes facility fees.

The company believes it has adequate liquidity based on its cash balance of $260 million at December 31, 2003, the replacement of its $600 million line of credit with a new $650 million line of credit on January 15, 2004 and expected proceeds from non-strategic timberland sales during 2004.

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). See Note 8 of the Notes to Financial Statements. Our borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves less capital expenditures and principal payments on indebtedness that are not financed. In addition, our line of credit requires that we maintain an interest coverage ratio and maximum leverage ratio. We were in compliance with all of our borrowing agreement covenants as of December 31, 2003.

The company’s leverage strategy is to maintain a balance sheet that provides the financial flexibility to pursue our strategic objectives. In order to maintain this financial flexibility, the company strives to maintain an investment grade credit profile. This is reflected in our moderate use of debt, good access to credit markets and no material covenant restrictions in our debt agreements that would prevent us from prudently using debt capital.

Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year. In 2006 and 2007, the company has significant long-term debt principal payment requirements. The company intends to refinance these principal payments at the time of maturity. The company, however, may not refinance the entire amount and may use cash generated from operations for a portion of the principal payments.

On February 2, 2004, our board of directors declared a dividend of $0.35 per share for the fourth quarter of 2003. Total dividends for the fourth quarter approximated $64 million and were paid on February 27, 2004 to stockholders of record on February 13, 2004. Future dividends will be determined by our board of directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our board of directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

In October 2002, our board of directors authorized the company to buy up to $200 million of the company’s outstanding common stock. During the first quarter of 2003, the company purchased two million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Capital expenditures, excluding the acquisition of timberlands, for 2003 were $84 million, $91 million for 2002 and $76 million for 2001. During 2003, we acquired 139,000 acres of timberlands for $162 million. The purchases were financed primarily using borrowings from our line of credit and $25 million of funds from tax-deferred exchange transactions. In 2002, we invested $158 million for timberlands of which the largest acquisition was for approximately $141 million for 307,000 acres located primarily in Wisconsin. The $141 million purchase price was financed primarily using existing lines of credit. Planned capital expenditures for 2004, excluding the acquisition of timberlands, are expected to be approximately $84 million and include approximately $65 million for our timberlands, and $8 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Of the $84 million of planned capital expenditures in 2004, 50% are considered to be discretionary and 50% are considered maintenance expenditures. Maintenance expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities or improve safety.

OTHER INFORMATION

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 amends SFAS No. 133 as a result of decisions previously made as part of the Derivatives Implementation Group process, changes made in connection with other FASB projects dealing with financial instruments, and deliberations in connection with issues raised in relation to the application of the definition of a derivative. Except for certain provisions that merely represent the codification of previous Derivatives Implementation Group decisions, which were effective immediately, the Statement is effective for contracts entered into or modified after September 30, 2003, and hedging relationships designated after September 30, 2003. We do not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We do not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

RISK FACTORS

Business and Operating Risks

The Cyclical Nature of Our Business Could Adversely Affect Our Results of Operations

Our results of operations are affected by the cyclical nature of the forest products industry. Historical prices for logs and manufactured wood products have been volatile, and we, like other participants in the forest products industry, have limited direct influence over the time and extent of price changes for logs and wood products. The demand for logs and wood products is affected primarily by the level of new residential construction activity and, to a lesser extent, repair and remodeling activity and other industrial uses. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. These activities are, in turn, subject to fluctuations due to, among other factors:

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

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices could have a significant effect on our results of operations.

The following factors, among others, may adversely affect the timing and amount of income generated by our land sales activities:

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

The trade agreement expired in March 2001, and soon thereafter a U.S. industry coalition, of which Plum Creek is a member, submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. In March 2002, the Department of Commerce rendered a final determination in favor of the U.S. industry coalition and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties in April 2002 to 18.8% and 8.4%, respectively. In May 2002, the International Trade Commission rendered a final determination that the U.S. industry was threatened with material injury by Canadian lumber imports. Following this determination, the Department of Commerce put into effect the countervailing and anti-dumping duties in May 2002. Reports indicate, however, that the final duties have not had the effect of decreasing Canadian lumber imports into the U.S.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. Canada appealed both the anti-dumping duty and the countervailing duty to the WTO and NAFTA appeal boards. Both the WTO and NAFTA recently issued rulings that affirmed the U.S. position that Canadian stumpage practices are, in fact, providing a subsidy to the Canadian industry, and upheld the validity of antidumping duties imposed on most Canadian producers. However, both the WTO and NAFTA rulings included provisions for re-examining the calculation and level of the countervailing and the anti-dumping duties. These rulings required the U.S. to lower the countervailing duty, and another decision by NAFTA on this matter is expected in March of 2004, which could lead to further adjustment of either the anti-dumping or countervailing duties, or both. To avoid protracted litigation, the U.S. and representatives of the Canadian government negotiated a tentative settlement agreement in December 2003. However, the Canadian federal government has not yet ratified the settlement agreement, and negotiations between the U.S. and Canada are continuing. There can be no assurance that an agreement will be reached, or that the terms of any such final agreement would be favorable to the U.S. lumber industry’s interests. Therefore, other factors remaining unchanged, downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase.

Our Cash Dividends are Not Guaranteed and May Fluctuate

In July 1999, we converted from a master limited partnership to a real estate investment trust, or “REIT”. REITs are required to distribute 90% of their net taxable ordinary income. However, unlike ordinary income such as rent, the Internal Revenue Code of 1986, as amended, does not require REITs to distribute capital gain income. Accordingly, we do not believe that the Internal Revenue Code will require us to distribute any material amounts of cash given that the majority of our income comes from timber sales, which generally are treated as capital gains. Our board of directors, in its sole discretion, determines the amount of the quarterly dividends to be provided to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

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

Our Timberlands and Manufacturing Facilities Are Subject to Federal and State Environmental Regulations

We are subject to regulation under, among other laws, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the National Environmental Policy Act, and the Endangered Species Act, as well as comparable state laws and regulations. Violations of various statutory and regulatory programs that apply to our operations could result in civil penalties, remediation expenses, potential injunctions, cease and desist orders and criminal penalties.

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

The Endangered Species Act and comparable state laws protect species threatened with possible extinction. A number of species on our timberlands have been and in the future may be protected under these laws, including the northern spotted owl, marbled murrelet, gray wolf, grizzly bear,  bald eagle, Karner blue butterfly, red-cockaded woodpecker, bull trout, and various other trout and salmon species. Protection of threatened and endangered species may include restrictions on timber harvesting, road building and other forest practices on private, federal and state land containing the affected species.

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

If We Failed to Distribute the Earnings and Profits of The Timber Company, We Would Be Subject to Adverse Tax Consequences

In connection with The Timber Company’s October 6, 2001 merger with Plum Creek, we were required by January 31, 2002 to distribute the earnings and profits acquired from the six entities that comprised The Timber Company. We believe that the accelerated payment of our fourth quarter dividend for 2001, which we paid on December 28, 2001, was sufficient to distribute these earnings and profits. If we failed to distribute an amount equal to these earnings and profits, we might be subject to adverse tax consequences. We expect that, even if the earnings and profits were subsequently adjusted upward by the Internal Revenue Service, the amount we distributed exceeded such earnings and profits. Nevertheless, such an adjustment may give rise to the imposition of the 4% excise tax on the excess income required to be distributed over the amounts treated as distributed after application of the earnings and profits rule.

Certain of Our Business Activities are Potentially Subject to Prohibited Transactions Tax or Corporate Level Income Tax.

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Internal Revenue Code (Code), which for Plum Creek generally include: owning and managing a timberland portfolio; growing timber; and the sale of standing timber. Accordingly, the manufacture and sale by us of wood products, certain types of timberlands sales, sales of logs, and lump-sum sales of timber are conducted through one or more of our taxable REIT subsidiaries (“TRSs”) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions”. Prohibited transactions are defined by the Code to be sales or other dispositions of property to customers in the ordinary course of a trade or business.

By conducting our business in this manner we satisfy the REIT requirements of the Code and avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate level income tax.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Approximately $1.4 billion of the long-term debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value (B)
December 31, 2003
Fixed rate debt (A)	$27	$27	$157	$123	$147	$953	$1,434	$1,594
Avg. interest rate	7.6%	7.5%	7.4%	7.3%	7.4%	7.2%

Variable rate debt (C)					$20	$594	$614	$614

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value (B)
December 31, 2002
Fixed rate debt (A)	$27	$27	$27	$157	$123	$820	$1,181	$1,335
Avg. interest rate	8.1%	8.0%	7.9%	7.9%	7.8%	7.7%

Variable rate debt			$599			$70	$669	$669

(A)	Excludes unamortized premium of $16 million at December 31, 2003 and $22 million at December 31, 2002.

(B)	The increase in fair value of fixed rate debt compared to 2002 was due primarily to the issuance of $280 million in senior notes bearing interest at an average rate of 5.9%.

(C)	As of December 31, 2003, the interest rate on the $594 million borrowings under our revolving line of credit was 2.7%, based on LIBOR plus 1.5%, which includes facility fees. On January 15, 2004, we refinanced our revolving line of credit with a new $650 million facility maturing January 2009. The interest rate for the new facility is based on LIBOR plus 1.25%, which includes facility fees. The interest rate on the $20 million variable rate senior-note borrowings due in 2008 is based on 3-months LIBOR plus 1.445%.

Item 8.	Financial Statements and Supplementary Data

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME

		Year Ended
(In Millions, Except Per Share Amounts)	December 31, 2003	December 31, 2002	December 31, 2001
Revenues:
Timber	$664	$649	$423
Real Estate	124	98	80
Manufacturing	397	381	86
Other	11	9	9

Total Revenues	1,196	1,137	598

Costs and Expenses:
Cost of Goods Sold:
Timber	345	318	188
Real Estate	77	34	20
Manufacturing	390	370	83
Other	4	2	1

Total Cost of Goods Sold	816	724	292
Selling, General and Administrative	77	75	56

Total Costs and Expenses	893	799	348

Operating Income	303	338	250
Interest Expense, net	117	103	54

Income before Income Taxes	186	235	196
Benefit (Provision) for Income Taxes	6	(2)	142

Net Income	$192	$233	$338

Net Income per Share – Basic	$1.05	$1.26	$2.61

Net Income per Share – Diluted	$1.04	$1.26	$2.58

Weighted average number of Shares outstanding – Basic	183.3	184.7	129.5

Weighted average number of Shares outstanding –Diluted	183.9	185.4	130.7

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

(In Millions, Except Per Share Data)	December 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and Cash Equivalents	$260	$246
Restricted Advance from Customer	3	4
Accounts Receivable	34	33
Inventories	54	58
Investment in Grantor Trust	13	10
Deferred Tax Asset	11	11
Other Current Assets	30	16

	405	378

Timber and Timberlands – Net	3,674	3,599
Property, Plant and Equipment - Net	303	307
Other Assets	5	5

Total Assets	$4,387	$4,289

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$33	$33
Accounts Payable	27	25
Interest Payable	28	21
Wages Payable	23	23
Taxes Payable	15	11
Deferred Revenue	16	18
Liabilities Associated with Grantor Trust	13	10
Other Current Liabilities	13	12

	168	153

Long-Term Debt	1,437	1,170
Lines of Credit	594	669
Deferred Tax Liability	37	44
Other Liabilities	32	31

Total Liabilities	2,268	2,067

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, authorized shares – 75.0,
outstanding – none	--	--
Common stock, $0.01 par value, authorized shares – 300.0,
issued (including Treasury Stock) – 185.1 at December 31, 2003
and 184.9 at December 31, 2002	2	2
Additional Paid-In Capital	2,150	2,197
Retained Earnings	9	23
Treasury Stock, at cost, Common shares – 2.0 at December 31, 2003	(43)	--
Other Equity	1	--

Total Stockholders' Equity	2,119	2,222

Total Liabilities and Stockholders' Equity	$4,387	$4,289

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended
(In Millions)	December 31, 2003	December 31, 2002	December 31, 2001
Cash Flows From Operating Activities
Net Income	$192	$233	$338
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (2003
Includes $4 Loss Related to Forest Fires)	107	105	55
Basis of Real Estate Sold (2003 Includes
$14 Impairment Losses)	66	28	18
Deferred Income Taxes	(7)	1	(198)
Working Capital Changes (2001 Net of Effect of
Business Acquisition)	2	(5)	(4)
Other	9	6	14

Net Cash Provided By Operating Activities	369	368	223

Cash Flows From Investing Activities
Property Additions (Excluding Timberland Acquisitions)	(84)	(91)	(76)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds, Net)	(162)	(158)	(17)
Merger Costs	--	--	(29)
Cash Received in Conjunction with Acquisition	--	--	159

Net Cash Provided By (Used In) Investing Activities	(246)	(249)	71

Cash Flows From Financing Activities
Dividends	(257)	(275)	(209)
Net Cash Returned to Georgia-Pacific Corporation	--	--	(115)
Borrowings of Long-term Debt	298	25	536
Retirement of Long-term Debt	(33)	(34)	(676)
Borrowings on Lines of Credit	1,922	1,708	499
Repayments on Lines of Credit	(1,997)	(1,508)	(153)
Proceeds from Stock Option Exercises	1	18	32
Acquisitions of Treasury Stock	(43)	--	--
Other	--	--	(15)

Net Cash Used In Financing Activities	(109)	(66)	(101)

Increase In Cash and Cash Equivalents	14	53	193
Cash and Cash Equivalents:
Beginning of Period	246	193	--

End of Period	$260	$246	$193

Supplementary Cash Flow Information

Cash Paid (Received) During the Year for:
Interest	$112	$110	$69
Income Taxes – Net	$(1)	$4	$56

Cash Received in Connection with Acquisition:
Fair Value of Assets Acquired			$2,659
Liabilities Assumed			970
Stock Issued			(1,848)

Cash Acquired			$159

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies

General.    Plum Creek Timber Company, Inc. (“Plum Creek” or the “company”), a Delaware Corporation, is a real estate investment trust, or REIT, for federal income tax purposes. At December 31, 2003, the company owned and managed 8.1 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.1 million acres are 1.35 million acres of higher and better use timberlands and 1.4 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. Approximately half of the non-strategic timberlands are expected to be sold in large blocks over the next two years. The other half of the non-strategic timberlands, which are generally in smaller tracts, is expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

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

On October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares. In connection with the redemption, each outstanding share of Timber Company Stock was exchanged for one unit, or a “Unit”, that represented one outstanding share of common stock of each of Georgia-Pacific’s former subsidiaries, which collectively held all of the assets and liabilities attributed to The Timber Company. On October 6, 2001, The Timber Company merged with and into Plum Creek, with Plum Creek as the surviving company (“The Timber Company Merger”).  As a part of the merger, The Timber Company shareholders received 1.37 shares of Plum Creek’s common stock for each Unit, or approximately 112.7 million shares.

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

Basis of Presentation.    The consolidated financial statements of the company include the accounts of Plum Creek Timber Company, Inc. and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars.

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

A portion of Georgia-Pacific’s shared general and administrative expenses (such as executive management, human resources, legal, accounting and auditing, tax, treasury, strategic planning and information systems support) were allocated to The Timber Company based upon identification of such services specifically used by The Timber Company. Where determinations based on a specific usage alone have been impracticable, other methods and criteria were used that Georgia-Pacific’s management believed were equitable and provided a reasonable estimate of the cost attributable to The Timber Company. These methods consisted of allocation cost based on (i) number of employees of each group, (ii) percentage of office space and (iii) estimated percentage of staff time utilized. The total of these allocations were $2 million for 2001 through the date of the merger. It is not practicable to provide a detailed estimate of the expense that would have been recognized if The Timber Company had been a separate legal entity.

A portion of Georgia-Pacific’s employee benefit costs, including pension and postretirement health care and life insurance benefits, was allocated to The Timber Company. The Timber Company’s pension cost related to its participation in Georgia-Pacific’s noncontributory defined benefit pension plan, and other employee benefit costs related to its participation in Georgia-Pacific’s postretirement health care and life insurance benefit plans, were actuarially determined based on the number of its employees and an allocable share of the plan assets and are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, respectively. Georgia-Pacific’s management believed such method of allocation was equitable and provided a reasonable estimate of the costs attributable to The Timber Company.

The federal income taxes of Georgia-Pacific and the subsidiaries that owned assets allocated to The Timber Company were determined on a consolidated basis. Consolidated federal income tax provisions and related tax payments or refunds were allocated to The Timber Company based principally on the taxable income and tax credits directly attributable to it. Such allocations reflected The Timber Company’s contribution (positive or negative) to Georgia-Pacific’s consolidated federal taxable income and the consolidated federal tax liability and tax credit position. Tax benefits, if any, generated by The Timber Company that could not have been used by The Timber Company, but could be used on a consolidated basis, were credited to The Timber Company. Had The Timber Company filed separate tax returns for 2001 through the date of The Timber Company Merger, the provision for income taxes and net income for The Timber Company would not have differed significantly from the amounts reported on its statements of income for the year ended December 31, 2001.

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

Revenues generated from the sale of lumber, plywood, MDF and related by-products, primarily wood chips, and amounts billed for shipping and handling, are recognized at the time of delivery. Revenues generated from real estate sales include the sale of higher and better use timberlands and non-strategic timberlands and are recognized when the sale is consummated. In some of these transactions, the company exchanged timberlands that qualified for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these exchanges involved a third party intermediary, whereby the third party intermediary received proceeds related to the property disposed and then reinvested the proceeds in like-kind property. The proceeds are recorded as revenues when they are received by the third party intermediary.

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

Accounts Receivable.    Accounts receivable at December 31, 2003 and 2002 is presented net of an allowance for doubtful accounts of $1 million. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history and credit ratings of individual customers and existing economic conditions. Delinquent accounts, are charged off against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

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

Costs attributable to timber harvested, or depletion, are charged against income as trees are cut. Depletion rates are determined annually based on the relationship between net carrying value of the timber plus certain capitalizable silviculture costs expected to be incurred over the harvest cycle and total timber volume estimated to be available over the harvest cycle. The depletion rate calculations do not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. There is no book basis allocated to the sale of conservation easements.

Plum Creek enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. During 2003, the company acquired assets totaling $57 million under tax-deferred exchange transactions compared to $33 million during 2002 and $25 million during 2001. Also during 2003, the company disposed of assets for consideration of $53 million under tax-deferred exchange transactions, compared to $36 million during 2002 and $30 million during 2001.

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

Stock-Based Compensation Plans.   At December 31, 2003, the company had stock-based employee compensation plans, which are described more fully in Note 12 of the Notes to Financial Statements. Prior to 2002, the company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Except for approximately $0.6 million related to the acceleration in vesting of certain Timber Company options in 2001, no stock-based employee compensation cost related to stock options is reflected in 2001 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In the second quarter of 2002 the company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation”, effective January 1, 2002 prospectively to all employee awards granted, modified, or settled after January 1, 2002.

Accounting for employee stock options in accordance with SFAS No. 123 is considered preferable because it results in all forms of employee compensation, including stock-based compensation, being charged to expense in the income statement. This accounting policy change will have no impact on previously reported operating income or net income. The impact of the accounting change on compensation expense was an increase of approximately $0.4 million for 2002. In accordance with the transitioning provisions of SFAS No. 123, no cumulative effect adjustment was recorded.

Stock option awards generally vest over a four-year period at a rate of 25% per year. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the years ended December 31 (in millions, except per share amounts):

	2003	2002	2001
Net income, as reported	$192	$233	$338
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	4	5	1
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(4)	(5)	(4)

Pro forma net income	$192	$233	$335

Earnings per share:
Basic—as reported	$1.05	$1.26	$2.61

Basic—pro forma	$1.05	$1.26	$2.59

Diluted—as reported	$1.04	$1.26	$2.58

Diluted—pro forma	$1.04	$1.26	$2.56

Stock-based employee compensation expense included in reported net income, net of related tax effects comprises of expenses related to the following for the years ended December 31 (in millions):

	2003	2002	2001
Stock options	$0.9	$0.4	$0.6
Plum Creek value management awards, dividend
equivalents, and grants of restricted stock	3.0	4.1	0.7

Total	$3.9	$4.5	$1.3

Since both the value management awards and the dividend equivalents are paid 50% in company stock and 50% in cash, we also expensed $2.6 million in 2003, $3.3 million in 2002 and $0.6 million in 2001 for the cash portion of these awards. See Note 12 of the Notes to Financial Statements.

Reclassifications.    Certain prior year amounts have been reclassified to conform with the 2003 presentation. The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements.     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 amends SFAS No. 133 as a result of decisions previously made as part of the Derivatives Implementation Group process, changes made in connection with other FASB projects dealing with financial instruments, and deliberations in connection with issues raised in relation to the application of the definition of a derivative. Except for certain provisions that merely represent the codification of previous Derivatives Implementation Group decisions, which were effective immediately, the Statement is effective for contracts entered into or modified after September 30, 2003, and hedging relationships designated after September 30, 2003. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

Note 2.    Acquisitions and Dispositions

During the fourth quarter of 2003, management concluded that it was probable that approximately 28,000 acres of non-strategic timberlands in the State of Washington would be sold during the next twelve months. These timberlands have a book basis of $30 million. Management estimates that the fair value of these timberlands, net of selling costs, is approximately $25 million. As a result, an impairment loss of $5 million was included in Cost of Goods Sold for Real Estate on the Statement of Income.

During the third and fourth quarter of 2003, Plum Creek acquired 68,000 acres of timberlands in South Carolina, 38,000 acres in Arkansas and 33,000 acres in New Hampshire for approximately $162 million. The Southern timberlands are dominated by mature loblolly pine plantations. The New Hampshire timberlands contain both softwood and mixed hardwood stands. The purchases were financed primarily using borrowings under existing lines of credit and $25 million of funds from tax-deferred exchange transactions and have been accounted for as asset acquisitions.

During the first quarter of 2003, the company entered into a binding agreement to sell 29,000 acres of non-strategic timberlands for $13 million. This transaction closed in the second quarter of 2003. The timberlands had a book basis of $22 million, and the company recorded an impairment of $9 million in the first quarter of 2003. The timberlands possessed a timber age profile younger than the average for the company’s Rockies Region, had limited real estate potential, and were the furthest west from the company’s manufacturing facilities.

During the fourth quarter of 2002, Plum Creek acquired 307,000 acres of timberlands located primarily in Wisconsin for approximately $141 million. The timberlands contain a diversified mix of trees and age profiles including mature mixed hardwood stands, mixed natural conifer stands, and hardwood and conifer plantations. The purchase was financed primarily using existing lines of credit and has been accounted for as an asset acquisition.

Note 3.     Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2003	2002	2001
Net income allocable to common stockholders	$192	$233	$338

Denominator for basic earnings per share	183.3	184.7	129.5
Effect of dilutive securities – stock options	0.4	0.5	1.2
Effect of dilutive securities – restricted stock, dividend
equivalents, and value management plan	0.2	0.2	--

Denominator for diluted earnings per share – adjusted for
dilutive securities	183.9	185.4	130.7

Basic Earnings per Share	$1.05	$1.26	$2.61

Diluted Earnings per Share	$1.04	$1.26	$2.58

For the year ended December 31, 2003, options to purchase 0.8 million shares of common stock at exercise prices ranging from $23.97 to $30.70 per share were outstanding but were excluded from the computation of diluted shares for certain quarters in which the average market price of common stock for the quarter exceeded the exercise price.  For 2002, antidilutive options for 0.5 million shares of common stock at exercise prices ranging from $29.70 to $30.70 per share were excluded from the computation of diluted earnings per share. The antidilutive options expire on or before January 2, 2013. There were no antidilutive options to purchase common stock outstanding during 2001.

Prior to The Timber Company Merger in 2001, the Timber Company Stock represented a class of Georgia-Pacific’s common stock. In connection with The Timber Company Merger, on October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares, in exchange for Units representing the ownership interest in The Timber Company. On October 6, 2001, the holders of Units received 1.37 shares of Plum Creek Common Stock for each Unit, or an aggregate of 112.7 million Plum Creek shares. Therefore, 112.7 million outstanding shares have been applied retroactively in computing basic earnings per share for all periods ending prior to The Timber Company Merger. Furthermore, the dilutive impact of 3.8 million options at prices ranging from $15.29 to $18.34 per share as of the merger date (after adjusting for the 1.37 to 1 exchange ratio) have been applied retroactively in computing diluted earnings per share for all periods ending prior to the merger date.

Basic earnings per share for 2001 was computed using the weighted average shares outstanding for the period giving effect to the 69.2 million shares deemed issued for accounting purposes to Plum Creek stockholders in the reverse acquisition on October 6, 2001.

Note 4.    Timber and Timberlands and Property, Plant and Equipment and Inventory

Timber and timberlands consisted of the following (in millions):

	December 31, 2003	December 31, 2002
Timber and logging roads - net	$2,404	$2,352
Timberlands	1,270	1,247

Timber and Timberlands - net	$3,674	$3,599

During the third quarter of 2003, a loss of $4 million was recorded in the Northern Resources Segment as a result of forest fires on approximately 45,000 acres in Montana. The $4 million loss represents the book basis of the timber volume destroyed by fire.

Property, plant and equipment consisted of the following (in millions):

	December 31 2003	December 31, 2002
Land, buildings and improvements	$81	$82
Machinery and equipment	304	285

	385	367
Accumulated depreciation	(82)	(60)

Property, Plant and Equipment - net	$303	$307

Property, Plant and Equipment – net at December 31, 2003 includes $22 million of capitalized costs associated with the company’s coalbed methane exploration and development activities and $9 million at December 31, 2002.

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2003	December 31, 2002
Raw materials (logs)	$10	$17
Work-in-process	4	4
Finished goods	31	27

	45	48
Supplies	9	10

Total	$54	$58

Note 5. Income Taxes

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT is generally not subject to corporate-level income tax if it satisfies certain requirements as set forth in the Internal Revenue Code. Under these sections, a REIT is permitted to deduct dividends paid to stockholders in computing its taxable income. See Note 6 of the Notes to Financial Statements. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Plum Creek conducts its activities through various wholly owned operating partnerships. The activities of the operating partnerships consist primarily of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. In addition, our various taxable REIT subsidiaries (subchapter “C” corporations) harvest and sell logs, purchase and sell timber under pay-as-cut contracts or lump-sum sales, conduct our manufacturing operations and sell some higher and better use timberlands.

In 2001, The Timber Company, consisting of a group of taxable corporate entities, merged with and into Plum Creek. The Internal Revenue Code provides that when a REIT acquires a taxable (subchapter C) corporation, as with the merger of The Timber Company and Plum Creek, a company may qualify as a REIT only if, as of the close of the year of acquisition, such REIT has no undistributed “earnings and profits” acquired from such taxable corporation. As a result of The Timber Company Merger, Plum Creek succeeded to the earnings and profits of The Timber Company, and therefore, was required to distribute all such earnings and profits before January 31, 2002. This requirement was satisfied in part through the accelerated payment of the fourth quarter 2001 distribution made in December 2001. Normally, the fourth quarter 2001 dividend would have been paid at the end of February 2002.

As a consequence of The Timber Company Merger, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) only if it makes a taxable disposition of certain property acquired in The Timber Company Merger within the ten-year period following the merger date. The built-in gains tax only applies to gains from such asset sales to the extent that the fair value of the property exceeded its tax basis at the merger date. The built-in gains tax does not apply to income generated from the harvesting and sale of trees. In accordance with SFAS No. 109, “Accounting for Income Taxes”, a tax benefit of $216 million was recognized in the fourth quarter of 2001. This tax benefit represents the elimination of the deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in transactions subject to built-in gains tax during a ten-year period following the merger.

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

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2003	2002	2001
Federal income taxes:
Current	$1	$1	$49
Deferred	4	3	17
State income taxes:
Current	--	--	7
Deferred	(1)	--	1
Benefit of operating loss carryforwards	(10)	(2)	--
Adjustment to deferred tax liability due to
change in tax status	--	--	(216)

Provision (benefit) for income taxes	$(6)	$2	$(142)

The federal statutory income tax rate was 35%. The income generated by Plum Creek is generally not subject to federal and state income tax. The provision for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2003	2002	2001
Provision for income taxes computed at the
Federal statutory tax rate	$65	$82	$69
Adjustment to deferred tax liabilities for
change in tax status at date of merger	--	--	(216)
REIT income not subject to Federal tax	(68)	(79)	(1)
State income taxes, net of Federal benefit	(1)	--	6
Permanent book-tax differences	(2)	(1)	--

Provision (benefit) for income taxes	$(6)	$2	$(142)

Deferred income taxes are provided for net operating loss carryforwards and the temporary differences between the financial reporting basis and tax basis of the company’s assets and liabilities. The components of net deferred income tax liabilities are as follows (in millions):

	December 31, 2003	December 31, 2002
Deferred income tax assets:
Accrued compensation	$14	$13
Net operating loss carryforwards	17	8
Other accruals and reserves	6	11

	37	32

Deferred income tax liabilities:
Machinery and equipment	(60)	(62)
Timber and timberlands	(3)	(3)

	(63)	(65)

Deferred income tax liability, net	$(26)	$(33)

Deferred income tax liabilities at December 31, 2003 and 2002 are net of $11 million of deferred tax assets included in current assets.

Plum Creek conducts its activities through various wholly owned operating partnerships and through several taxable REIT subsidiaries. The activities of the REIT are not subject to corporate-level income tax provided the REIT’s taxable income is distributed to its shareholders. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $1.6 billion at December 31, 2003. Plum Creek’s taxable REIT subsidiaries file a consolidated federal income tax return. Operating loss carryforwards for the taxable REIT subsidiaries as of December 31, 2003 are approximately $44 million expiring between 2020 and 2023.

The company filed its federal income tax return as part of Georgia-Pacific’s (GP) consolidated income tax return for all tax years through the date of The Timber Company Merger. Under the agreement governing the terms of The Timber Company Merger, the company remains liable to GP for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) for any open tax years. The Service has completed all examinations of GP’s consolidated income tax returns through 1998. The Service has proposed certain adjustments for 1997 and 1998 for which final settlement has not been reached. The proposed adjustments are in dispute and are currently in administrative appeals before the Service. No amounts have been accrued for these proposed IRS adjustments as management believes there are substantial defenses for the matters in dispute. GP’s consolidated income tax returns for 1999 and 2000 are currently under examination. Additionally, the Service has completed examinations of the federal income tax return of Plum Creek Timber Company, Inc. and the consolidated federal income tax return of the taxable REIT subsidiaries for the period ended December 31, 1999 and for the year 2000. Plum Creek has no open tax years prior to 2001.

Note 6.     REIT Disclosures

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2003 and 2002, Plum Creek elected to designate all taxable distributions as capital gain dividends. For the year 2001, Plum Creek distributed ordinary dividends sufficient to distribute the earnings and profits of The Timber Company acquired in connection with The Timber Company Merger. See Note 5 of the Notes to Financial Statements. Plum Creek elected to designate all remaining taxable distributions for the year 2001 as capital gain dividends. Accordingly, as of and for the years ended December 31, 2003, 2002 and 2001, Plum Creek has distributed all of its taxable income.

The table below summarizes the historical tax character of distributions from the REIT to Plum Creek shareholders for the years ended December 31 (in millions):

	2003	2002	2001
Capital gain dividend (A)	$1.01	$1.20	$1.42
Non-taxable return of capital	0.39	0.29	0.42
Ordinary dividend	--	--	1.01

Total distributions	$1.40	$1.49	$2.85

(A)	Approximately 65.75% of the 2003 capital gain dividend is considered a Post-May 5 Capital Gain Distribution and qualifies for the new 15% and 5% capital gains tax rates.

Summarized below is the tax character of distributions made to former shareholders of Timber Company Stock that received shares of Plum Creek Timber Company, Inc. in connection with The Timber Company Merger on October 6, 2001 for the period from October 6 to December 31, 2001 (in millions):

Capital gain dividend	$0.10
Non-taxable return of capital	0.03
Ordinary dividend	1.01

Total distributions	$1.14

Note 7. Borrowings

Long–term debt and the lines of credit consist of the following (in millions):

	December 31, 2003	December 31, 2002
Lines of Credit (A):
Revolving Line of Credit due 2005	$594	$599
364-day Revolving Line of Credit due 2003	--	70

Senior Notes due 2007, 11.125% plus unamortized premium of $5.3 at
12/31/03, effective rate 6.19%	62	79

First Mortgage Notes due 2007, 11.125% plus unamortized premium of $4.7
at 12/31/03, effective rate 6.19%	56	71

Senior Notes due 2007, 5.31%	25	25

Senior Notes due 2009, 8.73% plus unamortized premium of $7.9 at
12/31/03, effective rate 7.55%	158	159

Senior Notes due 2011, mature serially 2007 to 2011, 7.62% to 7.83%, plus unamortized premium of $1.9 at 12/31/03, effective rates of
6.96% to 7.84%	173	174

Senior Notes due 2013, mature serially 2006 to 2013, 6.96% to 7.76%, less unamortized discount of $6.1 at 12/31/03, effective rates of
6.95% to 8.04%	494	493

Senior Notes due 2016, mature serially 2006 to 2016, 7.74% to 8.05%, plus unamortized premium of $1.9 at 12/31/03, effective rates of 6.96%
to 8.04%	202	202

Senior Notes due 2013, mature serially 2008 to 2013, 4.96% to 6.18%	280	--

Senior Notes due 2008, 3-month LIBOR plus 1.445%, at 12/31/03 2.615%	20	--

Total Long-term Debt	$2,064	$1,872

Less: Current Portion	(33)	(33)

Long-term Portion	$2,031	$1,839

(A)	At December 31, 2003, the company had $594 million of borrowings and $5 million of standby letters of credit outstanding under its $600 million revolving line of credit maturing on September 30, 2005. During 2003, the company elected not to renew the $150 million 364-day revolving line of credit. The interest rate for the $600 million facility at December 31, 2003 was 2.7%, based on LIBOR plus 1.5%, which included facility fees. Interest rates vary and are based on a series of borrowings with maturities that can range from one week to six months. The average interest rate for both facilities at December 31, 2003 was 3.6% including facility fees.

Subject to customary covenants, the line of credit maturing in 2005 allows for borrowings from time to time up to $600 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. At December 31, 2002, the 364-day Revolving Line of Credit was classified as long-term debt due to the company’s intent and ability to subsequently refinance these borrowings on a long-term basis.

On January 15, 2004, the company refinanced its revolving line of credit. The new $650 million facility has a maturity of five years. The interest rate for the new facility is based on LIBOR plus 1.25%, which includes facility fees.

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

Principal payments of $14 million are due on the Senior Notes due 2007 for each of the years between 2004 and 2007. Principal payments of $13 million are due on the First Mortgage Notes due 2007 for each of the years between 2004 and 2007.

In connection with the purchase price allocation associated with The Timber Company Merger, a premium was recorded to reflect the difference between the market rate of interest and the stated interest rates. The unamortized premium was $16 million and $22 million at December 31, 2003 and 2002, respectively.

The Senior Notes (excluding the Senior Notes due 2011) and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $218 million at December 31, 2003 and $229 million at December 31, 2002. The Senior Notes are unsecured. The First Mortgage Notes are collateralized by substantially all of the property, plant and equipment of the lumber, plywood and MDF manufacturing facilities. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on the note agreements and the line of credit are as follows as of December 31, 2003 (in millions):

Maturity	Note Agreements	Line of Credit
2004	$33
2005	32
2006	161
2007	125
2008	168
Thereafter	951	$594

Total	$1,470	$594

The note agreements and the line of credit contain certain restrictive covenants, including limitations on harvest levels, sales of assets, payment of cash dividends and the incurrence of indebtedness. See Note 8 of the Notes to Financial Statements. In addition, the line of credit requires the maintenance of a minimum interest coverage ratio. The company was in compliance with such covenants at December 31, 2003.

As of December 30, 2000, $640 million of Georgia-Pacific’s debt was allocated to The Timber Company. Interest was charged to The Timber Company in proportion to the respective amount of its debt at a rate equal to the weighted average interest rate of Georgia-Pacific’s debt, excluding debt incurred in recent acquisitions, calculated on a quarterly basis and was 6.7% for the period December 31, 2000 to October 5, 2001. In October 2001, Plum Creek replaced approximately $650 million of Georgia-Pacific debt attributed to The Timber Company with third party debt following The Timber Company Merger. The first $500 million of allocated debt was refinanced with fixed rate debt (Senior Notes due 2013) and the debt in excess of $500 million was refinanced with variable rate bank debt.

Note 8.     Restricted Net Assets

Plum Creek Timber Company, Inc. is the direct parent company of Plum Creek Timberlands, L.P., our operating partnership (the “Partnership”), and the indirect parent of all the subsidiaries of our consolidated group. Plum Creek Timber Company, Inc. has no assets or liabilities other than its ownership interest in the Partnership. Under the terms of our note agreements and line of credit (see Note 7 of the Note to Financial Statements), the Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. Our note agreements and line of credit limit the transfer of funds based on the amount of available cash which in general is our net income after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves less capital expenditures and principal payments on indebtedness that were not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use timberlands and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. The Partnership can also make loans or advances to Plum Creek Timber Company, Inc. subject to certain restrictions. Based on these provisions, the Partnership could distribute or advance the cash on its balance sheet as of December 31, 2003, or $260 million, all of which is considered unrestricted assets. At December 31, 2003, the Partnership and its consolidated subsidiaries had net assets of $2,119 million of which $1,859 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc. At December 31, 2002, the Partnership and its consolidated subsidiaries had net assets of $2,222 million of which $1,976 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc.

Presented below is the condensed unconsolidated financial information for Plum Creek Timber Company, Inc. as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003. The ownership of Plum Creek Timberlands, L.P. is presented using the equity basis of accounting. On October 6, 2001, The Timber Company merged with and into Plum Creek. Amounts prior to the October 6, 2001 merger are presented as if our current ownership structure was in existence for all of 2001. Plum Creek Timber Company, Inc. does not have any direct or indirect ownership interest in unconsolidated subsidiaries or 50 percent or less owned persons accounted for by the equity method of accounting.

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Balance Sheet Data

(In Millions)	December 31, 2003	December 31, 2002
Assets
Investment in Plum Creek Timberlands, L.P. and Subsidiaries	$2,119	$2,222

Total Assets	$2,119	$2,222

Liabilities
Total Liabilities	$--	$--

Commitments and Contingencies

Stockholders Equity
Common Stock	2	2
Additional Paid in Capital	2,150	2,197
Retained Earnings and Other Equity	10	23
Treasury Stock, at cost	(43)	--

Total Stockholders’ Equity	2,119	2,222

Total Liabilities and Equity	$2,119	$2,222

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Statement of Income Data

		Year Ended
(In Millions)	December 31, 2003	December 31, 2002	December 31, 2001
Equity in Net Income of Plum Creek Timberlands, L.P	$192	$233	$338

Net Income	$192	$233	$338

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Statement of Cash Flows Data

		Year Ended
(In Millions)	December 31, 2003	December 31, 2002	December 31, 2001
Cash Flows From Operating Activities:
Net Income	$192	$233	$338
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Equity in Net Income of Plum Creek Timberlands, L.P.	(192)	(233)	(338)

Net Cash Provided By (Used In) Operating Activities	--	--	--

Net Cash Provided By (Used In) Investing Activities	--	--	--

Cash Flows From Financing Activities:
Cash Dividends	(257)	(275)	(209)
Net Cash Returned to Georgia-Pacific Corporation	--	--	(115)
Cash Distribution from Plum Creek Timberlands, L.P	299	257	292
Proceeds from Stock Option Exercises	1	18	32
Acquisition of Treasury Stock	(43)	--	--

Net Cash Provided by (Used In) Financing Activities	--	--	--

Increase In Cash and Cash Equivalents	--	--	--
Cash and Cash Equivalents:
Beginning of Period	--	--	--

End of Period	$--	$--	$--

Note 9.     Financial Instruments

The carrying amounts of cash and cash equivalents and notes receivable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the company's debt, based on current interest rates for similar obligations with like maturities, was approximately $2.21 billion and $2.00 billion at December 31, 2003 and 2002, respectively. The carrying amount was $2.06 billion and $1.87 billion at December 31, 2003 and 2002, respectively. Unrealized holding gains relating to mutual fund investments held in a grantor trust were $0.3 million at December 31, 2003. The change in unrealized holding gains or losses has been recognized in the company's consolidated statement of income resulting in a gain of $2.8 million in 2003, a loss of $1.1 million in 2002 and a gain of $0.6 million in 2001, respectively. See Note 10 of the Notes to Financial Statements regarding hedging arrangements during 2002.

Note 10.     Capital

At December 31, 2003, Plum Creek had the following authorized capital of which only 183.1 million shares of common stock were issued and outstanding:

•	300,000,000 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

The changes in the company’s capital accounts are as follows (in millions):

	Common Stock
	Shares	Dollars	Paid-in Capital	Retained Earnings	Other Equity	Parent's Equity	Treasury Stock	Total Equity
December 31, 2000						$145		$145

Net Income December 31, 2000
to October 5, 2001						112		112
Cash Returned to G-P						(175)		(175)
Contributions from G-P						267		267

Balance on October 5, 2001						349		349

Acquisition of Plum Creek						1,849		1,849
Recapitalization in Connection
with Merger	181.9	$2	$2,195		$1	(2,198)		--
Net Income October 6, 2001
to December 31, 2001				$226				226
Dividends				(209)				(209)
Stock Option Exercises	1.9		32					32
Deferred Compensation	0.1							--

December 31, 2001	183.9	2	2,227	17	1	--		2,247

Net Income				233				233
Dividends			(48)	(227)				(275)
Stock Option Exercises	1.0		18					18
Deferred Compensation and
Other Comprehensive Loss					(1)			(1)

December 31, 2002	184.9	2	2,197	23	--	--		2,222

Net Income				192				192
Dividends			(51)	(206)				(257)
Stock Option Exercises	0.1		1					1
VMA Shares Issued (A)	0.1		2					2
Treasury Shares Acquired (B)	(2.0)						$(43)	(43)
Deferred Compensation and
Other Comprehensive Loss			1		1			2

December 31, 2003	183.1	$2	$2,150	$9	$1	$--	$(43)	$2,119

(A)	At December 31, 2002, participants in Plum Creek’s Stock Incentive Plan earned 44,870 value management awards, which have a value of $200 per award, or $9 million in total. Under the terms of the plan, the awards are paid 50% in the first quarter of 2003 and 50% in the first quarter of 2004. Furthermore, each payment is made 50% in cash and 50% in Plum Creek stock.

(B)	On October 17, 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of December 31, 2003, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

During 2003, Plum Creek paid dividends of $257 million or $1.40 per share. Dividends of $0.35 per share were paid quarterly in February, May, August and November 2003.

During 2002, Plum Creek paid dividends of $275 million or $1.49 per share. A dividend of $0.57 per share was paid in May 2002 and August 2002. A dividend of $0.35 per share was paid in November 2002.

During 2002, Plum Creek entered into two treasury-lock arrangements to secure current long-term interest rates on approximately $100 million of the $300 million fixed rate debt that was issued in January 2003. See Note 7 of the Notes to Financial Statements. The company designated these transactions as cash flow hedges. The company incurred a loss of approximately $0.7 million in connection with these arrangements. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the loss is recorded as other comprehensive loss, which is included in Other Equity. Hedge ineffectiveness is reported in earnings and was not material in 2003 or 2002. Reclassification adjustments to interest expense will occur over the life of the related debt.

Prior to The Timber Company Merger in 2001, The Timber Company Stock represented a class of Georgia-Pacific’s common stock. In connection with The Timber Company Merger, on October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares, in exchange for Units representing ownership interests in The Timber Company. On October 6, 2001, the holders of Units received 1.37 shares of Plum Creek Common Stock for each Unit, or an aggregate of 112.7 million Plum Creek shares. Furthermore, since The Timber Company Merger was accounted for as a reverse acquisition, The Timber Company was deemed, for accounting purposes, to have issued 69.2 million shares for the acquisition of Plum Creek. However, since Plum Creek was the surviving legal entity, Plum Creek had 181.9 million shares of its common stock issued and outstanding immediately after the merger.

Subsequent to The Timber Company Merger, Plum Creek paid dividends of $209 million, or $1.14 per share, during the fourth quarter of 2001. Dividends of $0.57 per share were paid on November 30, 2001 and December 28, 2001. The December 28, 2001 dividend represented the acceleration of our fourth quarter 2001 dividend that normally would have been paid in February 2002. The acceleration was due to a REIT requirement that the earnings and profits inherited in connection with the merger with The Timber Company be distributed. See Note 5 of the Notes to Financial Statements. See Note 6 of the Notes to Financial Statements for a historical summary of dividends paid to Plum Creek stockholders.

Timber Company Stock, a letter stock of Georgia-Pacific that tracked the performance of The Timber Company, historically paid a quarterly dividend of $0.25 per share. Therefore, quarterly Timber Company Stock dividends are reflected in the above table as “Cash Returned to Georgia-Pacific”.

Prior to The Timber Company Merger, The Timber Company was required to transfer to Georgia-Pacific:  (1) certain installment notes receivable and related commercial paper and deferred tax liabilities plus approximately $85 million cash, and (2) approximately $24 million cash for the cost of tax risk insurance. Accordingly, the following were transferred to Georgia-Pacific during the third quarter of 2001 (in millions):

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

At December 31, 2003 and 2002, there were 0.3 million shares of Plum Creek common stock held in a trust to fund deferred incentive plan awards. These shares were recorded at $7 million at December 31, 2003 and 2002. The related liability at December 31, 2003 and 2002 was $9 million. The above amounts are shown net in the equity section of the consolidated balance sheet. Additionally, the cost of the restricted stock awards is recorded in equity as deferred compensation and is amortized over the restriction period. See Note 12 of the Notes to Financial Statements.

Note 11.    Employee Pension and Retirement Plans

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

In connection with The Timber Company Merger, The Timber Company acquired Plum Creek’s Defined Benefit Pension Plan and Defined Contribution Plan. In accordance with SFAS No. 141, “Business Combinations”, The Timber Company recorded $2 million for accrued pension liability (excess of projected benefit obligation over plan assets) in connection with the purchase price allocation. Furthermore, under the terms of the merger agreement, as a result of the employment of two of The Timber Company’s officers terminating during the fourth quarter of 2001 due to the change in control, an expense of $2 million was recorded for special termination benefits. As a result of The Timber Company adopting Plum Creek’s pension and retirement plans and Georgia-Pacific retaining the vested pension and retirement benefit obligations of The Timber Company employees as of The Timber Company Merger date (except as described above), the following disclosure reflects the Plum Creek plans (inclusive of the supplemental pension benefits for the two former officers of The Timber Company) from October 6, 2001 to December 31, 2003 and the Georgia-Pacific Plans from December 31, 2000 to October 5, 2001.

PLUM CREEK PLANS

Pension Plan. The company provides defined benefit pension plans that cover substantially all employees of the company. The company uses a December 31 measurement date for its pension plans. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2003	2002
Change in benefit obligation
Benefit obligation at beginning of period	$81	$70
Service cost	5	5
Interest cost	6	5
Amendment	1	1
Actuarial loss	8	5
Benefits paid	(6)	(5)

Benefit obligation at end of period	$95	$81

Change in plan assets
Fair value of plan assets at beginning of period	$63	$65
Actual return on plan assets	14	(5)
Employer contributions	6	8
Benefits paid	(6)	(5)

Fair value of plan assets at end of period	$77	$63

The funded status and the amounts recognized on the accompanying balance sheets under the caption “Other Current Liabilities” are set forth in the following table (in millions):

	December 31, 2003	December 31, 2002
Funded status	$(18)	$(18)
Unrecognized net actuarial loss	14	14
Unrecognized prior service cost	2	1

Accrued benefit cost	$(2)	$(3)

No minimum liability has been recorded at either December 31, 2003 or 2002 because the fair value of plan assets exceeded the accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plans were discontinued) by $5 million at December 31, 2003 and $1 million at December 31, 2002. The accumulated benefit obligation was $72 million at December 31, 2003 and $62 million at December 31, 2002.

The components of pension cost were as follows (in millions):

	Year ended December 31, 2003	Year ended December 31, 2002	Period Oct.6, 2001 to Dec. 31, 2001
Components of net periodic benefit cost
Service cost	$5	$5	$1
Interest cost	6	5	1
Expected return on plan assets	(5)	(6)	(1)

Net periodic benefit cost	6	4	1
Special termination benefits	--	--	2

Total pension cost	$6	$4	$3

Most of the company’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after five years of service. Subsequent to The Timber Company Merger, the cash balance of benefits of salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year treasury bond rate. Furthermore, employees of the company on September 1, 2000 earn benefits based on the greater of the cash balance formula or the amount of a monthly pension benefit that is principally based on highest monthly average earnings during any consecutive sixty-month period and the number of years of service credit. The benefits of hourly employees are generally based on a fixed amount per year of service.

Plum Creek’s contributions to the plan vary from year to year, but the company has made at least the minimum contributions required by law in each year. Management intends to fund annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation. As a result of Plum Creek’s contribution policy, annual pension contributions are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected investment returns, the company expects 2004 pension contributions to range between $2 million and $7 million.

As of year-end, plan assets were allocated as follows:

	December 31, 2003	December 31, 2002
Large Capitalization Domestic Equities	41%	32%
Small and Mid-Size Capitalization Domestic Equities	13%	10%
International Equities	12%	11%
Fixed Income	33%	33%
Cash (A)	1%	14%

Total	100%	100%

(A)	Our 2002 pension contribution of $8 million was contributed in December 2002 but was not invested with our various fund managers until first quarter of 2003.

It is the company’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The company uses seven fund managers to capture favorable returns in various asset classes and to diversify risk. Target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	35% to 45%
Small and Mid-Size Capitalization Domestic Equities	10% to 15%
International Equities	10% to 15%
Fixed Income	30% to 40%

Pension assets are rebalanced on a quarterly basis to maintain the above target allocations. To further reduce risk, fund managers are required to invest in a diversified portfolio. No more than 5% of an equity portfolio can be invested in a single company and no more than 20% of an equity portfolio can be invested in any one sector of the market (other than the financials’ sector). No more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Furthermore, equity investments are limited to common stocks, common stock equivalents and preferred stock. Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks, and other U.S. financial institutions.

Over a full market cycle the investment goals for pension assets are as follows:

Large Capitalization Domestic Equities	Exceed the S&P 500 Index by 1% per annum
Small and Mid-Size Capitalization Domestic Equities	Exceed the Russell 2000 Index by 1% per annum
International Equities	Exceed the Morgan Stanley Capital International Europe, Australia and Far East Index by 1% per annum
Fixed Income	Exceed the Lehman Brothers Aggregate Bond Index and exceed the median return for all fixed income funds

Weighted-average assumptions used to determine benefit obligation:

	December 31, 2003	December 31, 2002
Discount rate	6.25%	6.75%
Rate of compensation increase	4.50%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2003	2002
Discount rate	6.75%	7.25%
Expected long-term return on plan assets	7.75%	8.25%
Rate of compensation increase	4.50%	5.00%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted is the selection of the 7.75% assumption as of January 1, 2003.

Thrift and Profit Sharing Plan.    The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

Amounts charged to expense relating to the Thrift and Profit Sharing Plan by the company were $5 million for the year ended December 31, 2003, $5 million for the year ended December 31, 2002 and $2 million for the period October 6, 2001 to December 31, 2001, respectively. The employer match was 100% in 2003, 2002 and 2001.

Other Benefit Plans.    Certain executives and key employees of the company participate in incentive benefit plans, which provide for the granting of shares and/or cash bonuses upon meeting performance objectives. See Note 12 of the Notes to Financial Statements.

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

Defined Contribution Plans.    Georgia-Pacific sponsored several defined contribution plans to provide eligible employees with additional income upon retirement. Georgia-Pacific’s contributions to the plans were based on employee contributions and compensation. The allocated portion of Georgia-Pacific’s contributions related to The Timber Company totaled $1 million for the period December 31, 2000 to October 5, 2001. Under the terms of The Timber Company Merger, Georgia-Pacific retained the obligation to fund and pay all vested benefits under this plan.

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

The Timber Company’s net periodic postretirement benefit cost consisted of service cost of benefits earned, interest cost on accumulated postretirement benefit obligation and amortization of gains and losses. Total net periodic benefit costs were less than $1 million for the period December 31, 2000 to October 5, 2001.

Note 12.     Stock-Based Compensation Plans

Prior to The Timber Company Merger in 2001, certain Timber Company and Georgia-Pacific employees received stock options with respect to Timber Company Stock. In accordance with the merger agreement for The Timber Company Merger, outstanding options with respect to Timber Company Stock were converted to Plum Creek options on October 6, 2001. The option price and number of options were adjusted for the 1.37 to 1 exchange ratio. Furthermore, in connection with The Timber Company Merger, The Timber Company acquired Plum Creek’s long-term incentive plans. All Plum Creek incentive plans remained in effect. Therefore, the disclosure below reflects the Plum Creek long-term incentive plans for the years ended December 31, 2003 and 2002 and the period from October 6, 2001 to December 31, 2001, and the Georgia-Pacific long-term incentive plans for the period from December 31, 2000 to October 5, 2001.

PLUM CREEK’S LONG-TERM INCENTIVE PLANS

Plum Creek has a Stock Incentive Plan (that was approved by its stockholders in May 2000) that provides for the award of non-qualified stock options, restricted stock, dividend equivalents and value management awards. There are 3.4 million shares of common stock reserved and eligible for issuance under the plan. In addition to the 3.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek acquired 3.8 million (after adjustment for the exchange ratio) Timber Company Stock options in connection with The Timber Company Merger that were converted to Plum Creek stock options. No additional Plum Creek stock options may be granted under the Georgia-Pacific long-term incentive plans as a result of The Timber Company Merger. At December 31, 2003, there remains 0.8 million options of the 3.8 million options issued and outstanding.

At December 31, 2003, 1.7 million shares of the 3.4 million shares available for issuance under Plum Creek’s Stock Incentive Plan have been used for the grant of non-qualified stock options, the grant of restricted stock or the payment of vested value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until after the end of their respective performance periods.

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

Restricted Stock. Under the plan, restricted stock of the company may be awarded to certain officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Termination of employment prior to the end of the restricted period will require the return of the restricted stock to the company. The company had 32,412 shares of restricted stock outstanding under this plan as of December 31, 2003 compared to 55,312 shares of restricted stock as of December 31, 2002.

Dividend Equivalents. Under the plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by the company multiplied by the number of unexercised stock options. Each year during the five year performance period for each dividend equivalent right granted, a participant may earn an amount equal to the company’s current year dividend plus prior year unearned dividends to the extent the company’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year. The total stockholder return computation consists of the company’s stock price appreciation plus dividends paid. Payments related to the achievement of any performance goal will be made at the end of the five-year performance period, and will be made half in cash and half in the company’s common stock. At December 31, 2003, 1.6 million dividend equivalents, net of forfeitures, had been granted to employees, officers and directors of the company compared to 1.1 million dividend equivalents outstanding at December 31, 2002.

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

The performance period for value management awards granted in 2000 ended on December 31, 2002 and the company was above the 75th percentile. Half of the awards were paid to participants in February 2003 and half were paid in February 2004. At December 31, 2003, 22,435 of the 2000 grants, net of forfeitures and payments, were outstanding compared to 44,870 awards outstanding at December 31, 2002. See Note 10 of the Notes to Financial Statements.

During 2002, value management awards with a performance period ending December 31, 2004 were granted. At December 31, 2003 and 2002, 76,880 of the 2002 grants, net of forfeitures, were outstanding.

Summary of Stock Option Activity. Presented below is a summary of stock option plan activity since the date of The Timber Company Merger. The balance at October 6, 2001 represents the Timber Company Stock options that were converted to Plum Creek stock options in connection with the merger.

PLUM CREEK COMMON STOCK OPTIONS

	Options Outstanding
	Number of shares	Wtd. avg. exercise price
Balance at October 6, 2001	3,841,394	$16.57
Plum Creek options acquired in merger	583,700	25.94
Options granted	79,883	24.95
Options exercised/surrendered	(1,882,352)	16.86
Options cancelled/forfeited	(7,055)	20.96

Balance at December 31, 2001	2,615,570	$18.70

Options granted	480,050	$29.62
Options exercised/surrendered	(1,020,522)	16.66
Options cancelled/forfeited	(46,794)	24.50

Balance at December 31, 2002	2,028,304	$22.18

Options granted	478,750	$21.99
Options exercised/surrendered	(91,243)	16.35
Options cancelled/forfeited	(17,897)	25.07

Balance at December 31, 2003	2,397,914	$22.34

The following table summarizes the options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of prices	Number	Wtd. avg. remaining life	Wtd. avg. exercise price	Number	Wtd. avg. exercise price
December 31, 2001
$15.29 – $26.25	2,615,570	6.0 years	$18.70	2,056,162	$16.75

December 31, 2002
$29.70 – $30.70	460,050	9.1 years	$29.72	--	$--
$22.21 – $26.25	634,954	7.8 years	$25.82	227,976	$25.78
$16.94 – $18.34	253,927	2.7 years	$17.22	253,927	$17.22
$15.29 – $16.42	679,373	3.7 years	$15.52	679,373	$15.52

$15.29 – $30.70	2,028,304	6.1 years	$22.18	1,161,276	$17.91

December 31, 2003
$29.70 – $30.70	451,800	8.1 years	$29.72	112,950	$29.72
$24.35 – $26.27	628,549	6.8 years	$25.85	380,950	$25.81
$21.91 – $23.97	471,750	9.1 years	$21.94	1,250	$22.21
$16.94 – $18.34	236,500	1.8 years	$17.26	236,500	$17.26
$15.29 – $16.42	609,315	2.7 years	$15.53	609,315	$15.53

$15.29 – $30.70	2,397,914	6.0 years	$22.34	1,340,965	$19.96

Accounting for Stock-Based Compensation. Compensation expense in connection with the company’s stock-based compensation plans was $6.5 million for the year ended December 31, 2003 compared to $7.8 million during 2002, and $1 million for the period from October 6, 2001 to December 31, 2001. Effective January 1, 2002, the company has elected to adopt prospectively the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, for its accounting of stock options. Of the $6.5 million stock-based compensation expense in 2003, $0.9 million relates to the expensing of stock options that were granted since January 1, 2002. Approximately $0.4 million of the $7.8 million stock-based compensation expense for 2002 relates to the expensing of stock options that were granted during 2002.

Prior to January 1, 2002, the company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Summarized below are the assumptions used in computing the pro forma amounts in Note 1 of the Notes to Financial Statements.

The weighted-average measurement date fair values were computed using the Black-Scholes option valuation model with the following assumptions:

	Plum Creek Options				Timber Company Options
	Granted 2003	Granted 2002	Granted 2001 (A)	Outstanding at merger date (B)	Converted at merger date (C)
Expected life in years	7	7	7	7	5
Risk-free interest rates	3.5%	3.5-4.8%	4.4%	6.5%	6.2%
Volatility	29%	31%	25%	24%	34%
Dividend yield	6.4%	6.0-7.7%	9.1%	8.4%	4.0%
Weighted-average
measurement date fair
values per share	$3.27	$4.21-4.33	$2.01	$2.93	$7.07

The following additional assumptions were used in computing the pro forma disclosures for 2001:

(A)	Newly Granted Plum Creek Options. Plum Creek options that were granted on October 8, 2001,subsequent to The Timber Company Merger, were based on a fair value of $2.01 per share as of the grant date. Pro forma net income was computed based on amortizing the fair value of these options over their vesting period.

(B)	Outstanding Plum Creek Options. Plum Creek options that were outstanding on the date of The Timber Company Merger were based on a weighted-average fair value of $2.93 per share as of the merger announcement date of July 18, 2000. Pro forma net income was computed based on amortizing the fair value of the unvested options over the remaining vesting period.

(C)	Outstanding Timber Company Options. Timber Company options that were converted to Plum Creek options in connection with The Timber Company Merger were based on a weighted-average fair value of $7.07 per share as of July 17, 2000, the date of the latest modification. Since The Timber Company options were all vested as of the merger date, the entire fair value was expensed in computing 2001 pro forma net income. Furthermore, a portion of the grant date fair value for The Timber Company options was amortized in computing 2001 pro forma net income for the period from December 31, 2000 to October 5, 2001.

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

Employee Stock Purchase Plan.    Georgia-Pacific reserved 1,500,000 shares of Timber Company Stock for issuance under the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”), which offered employees the right to subscribe for shares of Timber Company Stock at a subscription price equal to 90% of the lower of the price per share on the first day or the last day of the purchase period. The purchase period for the initial one-year period began on July 1, 2000 and ended on June 30, 2001. An employee could terminate his or her subscription at any time before he or she pays the full price of the shares subscribed and would receive in cash, the full amount withheld, without interest.

1995 Outside Directors Stock Plan.    Georgia-Pacific reserved 200,000 shares of Timber Company common stock for issuance under the 1995 Outside Directors Stock Plan (the “Directors Plan”), which provided for the issuance of shares of common stock to non-employee directors of Georgia-Pacific on a restricted basis. Each non-employee director was issued 647 restricted shares of Timber Company common stock in 2000 and 346 restricted shares in 1999, respectively. These shares were redeemed in connection with the merger.

Employee Stock Option Plans.    The 1995 Shareholder Value Incentive Plan (the “SVIP”) provided for the granting of stock options having a term of either 5½ or 10 years to officers and key employees. Under the amended and restated SVIP, no further grants may be made. Options having a term of 10 years became exercisable in 9½ years unless certain performance targets tied to Georgia-Pacific’s common stock performance were met, in which case the holder could exercise such options after 3, 4 or 5 years from the grant date. Options having a term of 5½ years could be exercised only if such performance targets were met in the third, fourth or fifth year after such grant date. At the time options were exercised, the exercise price was payable in cash or by surrender of shares of common stock already owned by the optionee. All options were vested as of February 2000.

Additional information relating to Georgia-Pacific’s Timber Company employee common stock options is provided below. All amounts have been retroactively restated to reflect the 1.37 to 1 exchange ratio.

TIMBER COMPANY COMMON STOCK OPTIONS

	Options Outstanding
	Number of shares	Wtd. avg. exercise price
Balance at December 31, 2000	6,726,289	$16.39
Options exercised/surrendered	(2,859,711)	$16.15
Options cancelled/forfeited	(25,184)	$16.43

Balance at October 5, 2001	3,841,394

The Timber Company elected to account for its participation in stock based compensation plans of Georgia-Pacific under APB Opinion No. 25 and disclose pro forma effects of the plans on net income and earnings per share as provided by SFAS No. 123. Accordingly, no compensation cost had been recognized for the SVIP, The Timber Company Plan or the 2000 Purchase Plan.

Note 13.    Related-Party Transactions

TRANSACTIONS WITH GEORGIA-PACIFIC

Timber Sales. Prior to The Timber Company Merger on October 6, 2001, The Timber Company was a separate operating group of Georgia-Pacific, and as such, was engaged primarily in the growing and selling of timber on the approximately 4.7 million acres of timberlands that Georgia-Pacific owned or leased. A substantial portion of each year’s harvest was sold to the Georgia-Pacific Group for consumption in their numerous mills. For the period December 31, 2000 to October 5, 2001, timber revenues from sales between The Timber Company and the Georgia-Pacific Group totaled $144 million. Timber prices were based on prices paid by independent purchasers and sellers for similar kinds of timber.

Effective January 1, 2001, The Timber Company and Georgia-Pacific Group entered into a ten-year timber supply agreement, which was subject to an automatic ten-year renewal period, unless either party delivered a timely termination notice. This agreement covered four key southern timber basins: Southeast Arkansas, Mississippi, Florida, and Southeast Georgia. Under the agreement, The Timber Company had to offer to Georgia-Pacific Group specified percentages of its annual harvest, subject to absolute minimum and maximum limitations in each basin. Georgia-Pacific Group could elect between 36% and 51% of The Timber Company’s annual harvest each year in Mississippi, Florida and Southeast Georgia, and between 52% and 65% in Southeast Arkansas. The total annual volume softwood was to range from a minimum of 2.7 million tons to a maximum of 4.2 million tons. The prices for such timber were to be negotiated at arm’s length between The Timber Company and Georgia-Pacific Group every six months, and were to be set by third party arbitration if the parties could not agree. A new agreement on substantially the same terms was entered into with Plum Creek in conjunction with The Timber Company Merger.

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

Other Recurring Transactions. In addition to timber sales between The Timber Company and the Georgia-Pacific Group, The Timber Company had the following recurring related-party transactions with the Georgia-Pacific Group as a result of The Timber Company being organized as a separate operating group of Georgia-Pacific:

1.    General and Administrative Expenses.    A portion of Georgia-Pacific’s general and administrative expenses was allocated to The Timber Company. In 2001, general and administrative expenses of $2 million were allocated to The Timber Company for the period December 31, 2000 to October 5, 2001. See Note 1 of the Notes to Financial Statements.

2.    Intercompany Debt and Related Interest Expense.     Intercompany allocated debt was $644 million as of October 6, 2001 (the merger date). Interest expense was charged to The Timber Company in proportion to the respective amount of its debt at a rate equal to the weighted-average interest rate of Georgia-Pacific’s debt calculated on a quarterly basis. Net interest expense of $31 million (net of $18 million of interest income) was allocated to The Timber Company for the period December 31, 2000 to October 5, 2001. See Notes 1 and 7 of the Notes to Financial Statements.

3.    Employee Benefit Costs.    Prior to The Timber Company Merger on October 6, 2001, The Timber Company employees were generally covered by Georgia-Pacific’s Defined Benefit Pension Plan, Defined Contribution Plan and Health Care and Life Insurance Benefit Plan. As a result, a portion of Georgia-Pacific’s employee benefit costs were allocated to The Timber Company based on number of employees and allocated share of plan assets. Net periodic pension costs and net periodic postretirement benefit costs allocated to The Timber Company for period December 31, 2000 to October 5, 2001 were less than $1 million. See Notes 1 and 11 of the Notes to Financial Statements.

4.    Capital Transactions.    Since The Timber Company was not a separate legal entity but rather an operating division of Georgia-Pacific, Timber Company’s Stock, the only equity issued with respect to The Timber Company, represented a class of Georgia-Pacific’s common stock. As a result, cash payments incurred by Georgia-Pacific with respect to dividends were allocated to The Timber Company. Furthermore, proceeds from the exercise of stock options with respect to Timber Company Stock were allocated to The Timber Company. Cash for the payment of dividends with respect to Timber Company Stock was $61 million for the period December 31, 2000 to October 5, 2001. Cash proceeds with respect to the exercise of stock options and the purchase of employee stock for Timber Company Stock was $58 million (which includes a benefit of $12 million for the related tax deduction) for the period December 31, 2000 to October 5, 2001.

5.    Income Taxes.    Georgia-Pacific filed consolidated federal and state income tax returns, and as a result, a portion of Georgia-Pacific’s income tax expense was allocated to The Timber Company. Of Georgia-Pacific’s consolidated income tax expense, $56 million in current and $13 million in deferred tax expense were allocated to The Timber Company for the period December 31, 2000 to October 5, 2001. See Notes 1 and 5 of the Notes to Financial Statements.

Merger Related Transactions. In connection with The Timber Company Merger, The Timber Company had the following related-party transactions with the Georgia-Pacific Group:

1.    Merger Costs.    Georgia-Pacific Group allocated The Timber Company $20 million of merger-related costs. These costs were included in the purchase price allocation.

2.    Installment Notes.    Certain installment notes receivable and related commercial paper and deferred income tax liabilities were transferred to the Georgia-Pacific Group in connection with the merger. The installment notes receivable and associated deferred income tax liabilities related to prior bulk sales of timberlands. The commercial paper relates to the monetization of the installment notes. Furthermore, in connection with the transfer, The Timber Company’s intercompany allocated debt was increased by $85 million, which was approximately equal to the net present value of the installment notes, commercial paper and deferred income tax liabilities. The increase in intercompany allocated debt of $85 million was accounted for as a dividend and the net book value of the installment notes, commercial paper and deferred tax liabilities was accounted for as a capital contribution. See Note 10 of the Notes to Financial Statements.

3.    Insurance Premiums.    Georgia-Pacific Group allocated The Timber Company $24 million for the cost of tax risk insurance. The increase of allocated intercompany debt of $24 million was accounted for as a dividend. See Note 10 of the Notes to Financial Statements.

4.    Property Sales.    The Timber Company sold some land to the Georgia-Pacific Group in close proximity to several of the Georgia-Pacific Group’s mill sites for $13 million less allocated income tax expense of $5 million. The $13 million purchase price was accounted for as a capital contribution and the related reimbursement for taxes was accounted for as a dividend. See Note 10 of the Notes to Financial Statements.

TRANSACTIONS WITH FORMER GENERAL PARTNER

Plum Creek is party to a registration rights agreement with its former general partner, referred to as selling stockholders, pursuant to which Plum Creek agreed to register the selling stockholders’ shares of the company’s common stock under applicable federal and state securities laws under specific circumstances and at specific times. The registration rights agreement provides for cross-indemnification of the selling stockholders and the company and the directors, officers and controlling persons of the selling stockholders and the company, respectively, against specific liabilities arising in connection with the offer and sale of the company’s common stock, including liabilities arising under the Securities Act of 1933, as amended. In November 2001, pursuant to the terms of the registration rights agreement, the selling stockholders asked the company to register for public sale under the Securities Act up to 9,851,633 shares of common stock of the company owned collectively by the selling stockholders. The company incurred costs relating to the registration of these securities of approximately $0.4 million.

TRANSACTIONS WITH NORFOLK SOUTHERN RAILWAY CO.

Norfolk Southern Railway Company and its subsidiaries provide rail transportation services to the company and its subsidiaries at either published or negotiated rates. A director of the company, Mr. Tobias, is also a director and officer of Norfolk Southern Railway Company. The total amount paid by the company during 2003 for such services was $0.9 million compared to $0.8 million during 2002 and $1 million during 2001.

Note 14.    Commitments and Contingencies

Contingencies.     The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental matters, incidental to its business. While administration of current regulations and any new regulations or proceedings have elements of uncertainty, it is anticipated that no pending legal proceedings or regulatory matters will have a materially adverse effect on the financial position, results of operations or liquidity of the company.

Environmental Contingencies. In connection with The Timber Company Merger in 2001, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During the fourth quarter of 2003, Georgia-Pacific provided Plum Creek with information for the first time about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as Plum Creek’s liability in this matter cannot be reasonably determined at this time. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements range from one to 20 years with renewal options by either party for periods ranging from five years to 15 additional years. These agreements expire beginning in 2004 through 2024.

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $4 million in 2003, $3 million in 2002 and $1 million in 2001. The company leases certain timberlands in which the company acquired title to the standing timber at the inception of the lease. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2003 (in millions):

	Operating Leases	Timber Obligations
2004	$3	$1
2005	3	1
2006	2	1
2007	2	1
2008	1	1
Thereafter	5	7

Total	$16	$12

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

The Northwest Resource unit and the Northeast Resource unit are aggregated into the Northern Resources Segment. The Northern Resources Segment consists primarily of timberlands located in Idaho, Maine, Michigan, Montana, New Hampshire, Oregon, Pennsylvania, western Virginia, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, primarily the Pacific Rim countries and Canada. The Northern Resources Segment sells primarily softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Logs harvested in Montana are sold primarily to our lumber and plywood mills (which are part of the Manufactured Products Segment). Hardwood sawlogs are sold primarily to furniture manufacturers. Softwood and hardwood pulpwood is sold primarily to regional paper and packaging manufacturers.

The Southwest Resource unit and the Southeast Resource unit are aggregated into the Southern Resources Segment. The Southern Resources Segment consists primarily of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Texas and eastern Virginia. The Southern Resources Segment grows timber for sale primarily in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Softwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Softwood pulpwood is sold primarily to regional paper and packaging manufacturers. The Southern Resources Segment leases timberlands to third parties on an annual basis for recreational purposes.

The Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Management estimates that included in the company’s 8.1 million acres of timberlands are 1.35 million acres of higher and better use timberlands and 1.4 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. Approximately half of the non-strategic timberlands are expected to be sold in large blocks over the next two years. The other half of the non-strategic timberlands, which are generally in smaller tracts, is expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

The lumber and panel businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities and one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic lumber retailers, home construction, and industrial customers, and to a lesser extent for export primarily to Canada. Residual chips are sold to regional pulp and paper manufacturers. Revenues from manufactured products during 2003 were $192 million for lumber, $115 million for plywood and $90 million of MDF. In 2002, revenues from manufactured products were $203 million for lumber, $105 million for plywood and $73 million of MDF. During the period from October 6 to December 31, 2001, revenues from manufactured products were $49 million for lumber, $24 million for plywood and $13 million for MDF. Prior to The Timber Company Merger, The Timber Company was not in the manufacturing business.

The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Mineral income consists of royalty revenue from the extraction of oil and gas, natural aggregates and coal. Additionally, through a joint operating agreement, the company is in the process of exploring for and developing coalbed methane gas, which may be found on some of its properties in West Virginia and Virginia. As of December 31, 2003, the company had invested $23 million in the exploration and development of coalbed methane compared to $9 million invested as of December 31, 2002 and $1 million invested as of December 31, 2001. During 2003, the company began producing and selling coalbed methane from some of its wells.

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

The table below presents information about reported segments for the years ended December 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total
2003
External revenues	$219	$445	$124	$397	$11	$1,196
Intersegment revenues	90	--	--	--	--	90
Export revenues	22	--	--	14	--	36
Depreciation, depletion
and amortization (A)	30	51	--	25	1	107
Operating income (loss)	82	216	47	(5)	7	347

2002
External revenues	$226	$423	$98	$381	$9	$1,137
Intersegment revenues	94	--	--	--	--	94
Export revenues	26	--	--	11	--	37
Depreciation, depletion
and amortization	33	49	--	23	--	105
Operating income	80	227	64	1	7	379

2001
External revenues	$104	$319	$80	$86	$9	$598
Intersegment revenues	32	--	--	--	--	32
Export revenues	4	--	--	3	--	7
Depreciation, depletion
and amortization	13	38	--	4	--	55
Operating income	30	187	59	1	8	285

(A)	Northern Resources and Total include $4 million loss related to forest fires.

A reconciliation of total operating income to income before income taxes is presented below for the years ended December 31 (in millions):
	2003	2002	2001
Total segment operating income	$347	$379	$285
Interest expense, net	(117)	(103)	(54)
Corporate and other unallocated expenses	(44)	(41)	(35)

Income before income taxes	$186	$235	$196

Intersegment sales prices are determined quarterly, based upon estimated market prices and terms in effect at the time. Export revenues consist of log sales, primarily to Japan and Canada, as well as manufactured product sales primarily to Canada. The company does not hold any long-lived foreign assets. During 2003, 2002 and 2001, the company recognized revenues of $177 million, $195 million and $170 million, respectively, from sales to Georgia-Pacific. Of the $177 million sales to Georgia-Pacific in 2003, $12 million were attributable to the Northern Resources Segment, $136 million to the Southern Resources Segment and $29 million to the Manufactured Products Segment. In 2002, $14 million of the $195 million sales to Georgia-Pacific were attributable to the Northern Resources Segment, $152 million to the Southern Resources Segment and $29 million to the Manufactured Products Segment. In 2001, $26 million of the $170 million sales to Georgia-Pacific were attributable to the Northern Resources Segment, $138 million to the Southern Resources Segment and $6 million to the Manufactured Products Segment. At December 31, 2003 and 2002, the company had net accounts receivable from Georgia-Pacific of $3 million and $10 million, respectively.

Note 16.     Subsequent Events (Unaudited)

On February 2, 2004, the board of directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $0.35 per share. Total dividends approximated $64 million and were paid on February 27, 2004 to stockholders of record on February 13, 2004.

Since 2001, Plum Creek has been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company jointly explored for and developed coalbed methane gas found on certain of its lands in West Virginia and Virginia. During the first quarter of 2004, the company entered into a binding agreement to sell its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The transaction is scheduled to close in the second quarter of 2004 and expected to result in a gain of $5 million. In addition, the agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. Plum Creek will retain its royalty interest in the project.

Note 17.    Unaudited Selected Quarterly Financial Data

(In Millions, Except Per Share Amounts)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2003
Revenues	$273	$318	$290	$315
Gross Profit	76	103	92	109
Operating Income	59	84	72	88
Net Income	33	58	45	56
Net Income per Share--Basic (A)	$0.18	$0.32	$0.25	$0.31
Net Income per Share--Diluted (A)	$0.18	$0.31	$0.25	$0.30

2002
Revenues	$275	$271	$310	$281
Gross Profit	101	99	116	97
Operating Income	84	82	97	75
Net Income	56	53	70	54
Net Income per Share--Basic	$0.30	$0.29	$0.38	$0.29
Net Income per Share--Diluted	$0.30	$0.29	$0.38	$0.29

(A)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share does not equal the total computed for the year due primarily to the repurchase of 2.0 million shares during the first quarter of 2003. See Note 10 of the Notes to Financial Statements.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.:

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Plum Creek Timber Company, Inc. for the year ended December 31, 2001 were audited by other auditors whose report dated January 29, 2002 expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Seattle, Washington
January 21, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.:

In our opinion, the accompanying consolidated statements of income and of cash flows present fairly, in all material respects, the results of operations of Plum Creek Timber Company, Inc. and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
January 29, 2002

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

The company maintains a system of internal controls over financial reporting which provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The system of internal controls over financial reporting includes policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

The system of internal controls over financial reporting is designed and effected by management through company wide communication of policies and procedures, the use of information technology systems, and our code of conduct, which requires a high standard of ethical behavior for all employees, as well as careful selection, training and development of our people. The company conducts a corporate audit program to provide assurance that the system of internal controls over financial reporting is operating effectively as designed.

Our independent certified public accountants have performed audit procedures deemed appropriate to obtain reasonable assurance that the financial statements are free of material misstatement.

The Board of Directors provides oversight to the financial reporting process through its Audit and Compliance Committee, which meets regularly with management, corporate audit, and the independent certified public accountants to review the activities of each and to ensure that each is meeting its responsibilities with respect to the company’s financial statements and internal controls over financial reporting.

Finally, each of the undersigned has personally certified that the information contained in this Annual Report presents fairly, in all material respects, the financial condition of the company and its results of operations and cash flows, there are in place effective disclosure controls, which ensure that the information required to be disclosed by the company in its financial statements is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure, and there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

/S/ RICK R. HOLLEY Rick R. Holley President and Chief Executive Officer /S/ WILLIAM R. BROWN William R. Brown Executive Vice President and Chief Financial Officer

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Previously disclosed.

Item 9A.	Controls and Procedures

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

(b) Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our Code of Conduct, which contains a code of Ethics that applies to all of the company’s officers, directors and employees, including the company’s principal executive officer, principal financial officer and principal accounting officer, is available on Plum Creek’s Internet website at www.plumcreek.com.

Information with respect to directors, executive officers and 10% stockholders included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, is incorporated herein by reference. The executive officers are presented in Part I of this Form 10-K.

Item 11.	Executive Compensation

Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, under the caption “Executive Compensation”, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters

Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, under the caption “Security Ownership of Certain Beneficial Owners and Management”, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, under the captions “Related-Party Transactions” and “Indebtedness of Management”, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to principal accountant fees and services included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, under the caption “Independent Auditors”, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report

(1)	Financial Statements and Supplementary Financial Information

The following consolidated financial statements of the company are included in Part II, Item 8 of this Form 10–K:

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	List of Exhibits

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated. Exhibits designated by a positive sign (“+”) indicate management contracts or compensatory plans.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit
2.1	Amended and Restated Agreement and Plan of Conversion, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc., Plum Creek Timber Company, L.P. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).
2.2	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, L.P., Plum Creek Acquisitions Partners, L.P. and Plum Creek Timber Company, Inc. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).
2.3	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).
2.4	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, dated July 18, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, File No. 1-10239, dated June 12, 2001).
2.5	Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999.
(Form 10-K, File No. 1-10239, for the year ended December 31, 2001).
2.6	Purchase and Sale Agreement by and among Stora Enso North America Corp., as seller, and Plum Creek Timberlands, L.P. and other Plum Creek entities named herein, as purchasers, dated as of September 19, 2002 (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
2.7	Form of Real Estate Sales Contract governing the terms of acquisition of three tracts of timberlands by and among Great Eastern Timber Company, LLC, as seller, and Plum Creek Timberlands, L.P. and other Plum Creek entities named herein, as purchasers, dated as of July 2, 2003
(Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2003).
3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).
3.2	Amendment and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).
4.1	Senior Note Agreement, dated as of October 9, 2001, $55,000,000 Series H due
October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, $55,000,000 Series H due October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Form 10-K, File No. 1-10239, for the year ended
December 31, 2002).
4.2	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.
10.1	Credit Agreement, dated as of October 9, 2001, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, First Union National Bank and The Bank of Tokyo-Mitsubishi, Ltd., Portland Branch, as Syndication Agents, Suntrust Bank, ScotiaBanc Inc. and Northwest Farm Credit Services, PCA, as Documentation Agents, the Other Financial Institutions Party Thereto and Banc of America Securities LLC and First Union Securities, Inc., as Arrangers. (Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Credit Agreement dated as of November 26, 2002, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent and the Other Financial Institutions Party Thereto.
(Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10.2+	Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan. (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995). Second Amendment to the Plum Creek Supplemental Benefits Plan (Form 10 Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2003).
10.3+	1994 Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). First Amendment to the Plum Creek Management Company, L.P. Long-Term Incentive Plan (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995).
10.4+	Plum Creek TimberCompany, Inc. Executive and Key Employee Salary and Incentive CompensationDeferral Plan. (Form 10-K, File No. 1-10239, for the year ended December31, 2002).
First Amendment to the Plum Creek Management Company, L.P. Long-TermIncentive Plan
(Form 10-Q. No. 1-10239, for the quarter ended September 30,1995.
10.5+	Deferred Compensation Plan for Directors, PC Advisory Corp. I. (Form 10-K/A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1994).
10.6+	Plum Creek Director Unit Ownership and Deferral Plan. (Form 10-K, File No. 1-10239, for the year ended December 31, 1996).
10.7	Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber, Corp, NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001.
10.8	Form of Primary Insurance Policy (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).
10.9+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan. (Filed as an appendix to the corporation's definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).
10.10+	Plum Creek Timber Company, Inc. Annual Incentive Plan. (Form 10-K, File No. 1-10239, for the year ended December 31, 2000).
10.11+	Employment Contract between Plum Creek Timber Company, Inc. and Thomas M. Lindquist. (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10.12+	Executive Agreement between Plum Creek Timber Company, Inc. and Thomas M. Lindquist. (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10.13+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10.14+	Form of Director Stock Option and Dividend Equivalent Award Agreement (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and
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

(b) Reports on Form 8-K

The company filed a Current Report on Form 8-K, dated October 20, 2003, furnishing a copy of its press release announcing the company's results of operations for the third quarter ended September 30, 2003, and certain related information.

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

/s/ DAVID D. LELAND	Chairman of the Board	February 26, 2004

David D. Leland		Date
/s/ IAN B. DAVIDSON	Director	February 25, 2004

Ian B. Davidson		Date
/s/ RICK R. HOLLEY	President and Chief Executive Officer Director	February 25, 2004

Rick R. Holley		Date
/s/ ROBIN JOSEPHS	Director	February 25, 2004

Robin Josephs		Date
/s/ JOHN G. MCDONALD	Director	February 23, 2004

John G. McDonald		Date
/s/ HAMID R. MOGHADAM	Director	February 25, 2004

Hamid R. Moghadam		Date
/s/ JOHN H. SCULLY	Director	February 24, 2004

John H. Scully		Date
/s/ STEPHEN C. TOBIAS	Director	February 24, 2004

Stephen C. Tobias		Date
/s/ CARL B. WEBB	Director	February 27, 2004

Carl B. Webb		Date
/s/ WILLIAM R. BROWN	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	February 25, 2004

William R. Brown		Date