Form 10-Q
period 2004-03-31
PLUM CREEK TIMBER CO INC
filed 2004-05-05
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
Yes [ X ] No [  ]

The number of outstanding shares of the registrant’s common stock as of April 22, 2004 was 183,239,360.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Quarter Ended
(In Millions, Except Per Share Amounts)	March 31, 2004	March 31, 2003
Revenues:
Timber	$184	$156
Real Estate	188	23
Manufacturing	122	92
Other	3	2

Total Revenues	497	273

Costs and Expenses:
Cost of Goods Sold:
Timber	93	81
Real Estate	86	19
Manufacturing	108	96
Other	1	1

Total Cost of Goods Sold	288	197
Selling, General and Administrative	18	17

Total Costs and Expenses	306	214

Operating Income	191	59
Interest Expense, net	29	28

Income before Income Taxes	162	31
Benefit (Provision) for Income Taxes	(7)	2

Net Income	$155	$33

Net Income per Share - Basic	$0.85	$0.18

Net Income per Share - Diluted	$0.84	$0.18

Dividends Declared per Share	$0.35	$0.35

Weighted average number of Shares outstanding - Basic	183.2	184.1

Weighted average number of Shares outstanding - Diluted	184.0	184.6

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except per Share Amounts)	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$280	$260
Restricted Advance from Customer	13	3
Accounts Receivable	46	34
Inventories	59	54
Investment in Grantor Trust	12	13
Deferred Tax Asset	11	11
Other Current Assets	28	30

	449	405

Timber and Timberlands - Net	3,615	3,674
Property, Plant and Equipment - Net	297	303
Other Assets	7	5

Total Assets	$4,368	$4,387

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$32	$33
Accounts Payable	24	27
Interest Payable	37	28
Wages Payable	10	23
Taxes Payable	15	15
Deferred Revenue	21	16
Liabilities Associated with Grantor Trust	12	13
Other Current Liabilities	21	13

	172	168

Long-Term Debt	1,436	1,437
Lines of Credit	479	594
Deferred Tax Liability	43	37
Other Liabilities	23	32

Total Liabilities	2,153	2,268

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares - 75.0,
outstanding - none	--	--
Common Stock, $0.01 par value, authorized shares - 300.0,
issued (including Treasury Stock) - 185.3 at March 31, 2004
and 185.1 at December 31, 2003	2	2
Additional Paid-In Capital	2,155	2,150
Retained Earnings	100	9
Treasury Stock, at cost, Common shares - 2.0	(43)	(43)
Other Equity	1	1

Total Stockholders' Equity	2,215	2,119

Total Liabilities and Stockholders' Equity	$4,368	$4,387

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Quarter Ended
(In Millions)	March 31, 2004	March 31, 2003
Cash Flows From Operating Activities:
Net Income	$155	$33
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	27	25
Basis of Real Estate Sold (Including Impairment Losses of
$16 in 2004 and $9 in 2003)	79	17
Deferred Income Taxes	7	(2)
Working Capital Changes	(20)	(23)
Other	(6)	(4)

Net Cash Provided By Operating Activities	242	46

Cash Flows From Investing Activities:
Property Additions (Excluding Timberland Acquisitions)	(17)	(16)
Timberlands Acquired (Including Tax-Deferred Exchange
Proceeds, Net)	(24)	(1)

Net Cash Used In Investing Activities	(41)	(17)

Cash Flows From Financing Activities:
Dividends	(64)	(65)
Borrowings of Long-term Debt and Lines of Credit	606	782
Repayments of Long-term Debt and Lines of Credit	(725)	(741)
Proceeds from Stock Option Exercises	2	--
Acquisition of Treasury Stock	--	(43)

Net Cash Used In Financing Activities	(181)	(67)

Increase (Decrease) In Cash and Cash Equivalents	20	(38)
Cash and Cash Equivalents:
Beginning of Period	260	246

End of Period	$280	$208

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

When we refer to “Plum Creek”, “the company”, “we”, “us” or “our” we mean Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or “REIT”, and all of its wholly owned consolidated subsidiaries.

The consolidated financial statements include all of the accounts of Plum Creek.  At March 31, 2004, the company owned and managed approximately 7.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States.

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

Revenues from sales of timberlands are recognized upon closing of sales contracts in accordance with the full accrual method provided for in the Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate”. Substantially all real estate transactions are settled in cash. Plum Creek may sell timberlands to a single buyer under a multi-year contract covering a series of prescheduled closings and/or options. Under the multi-year contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-year contracts may be refunded under certain circumstances. The company treats each closing under a multi-year arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”.

Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars.

The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2003 annual report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

        Timber and timberlands consisted of the following (in millions):

	March 31, 2004	December 31, 2003
Timber and logging roads - net	$2,377	$2,404
Timberlands	1,238	1,270

Timber and Timberlands - net	$3,615	$3,674

During 2003, the company completed an evaluation of its timberlands in which it identified approximately 1.4 million acres of non-strategic timberlands and approximately 1.35 million acres of higher and better use timberlands. During the first quarter of 2004, the company concluded it was probable that it would sell approximately 52,000 acres of non-strategic timberlands, which have a book basis of $31 million,  for $15 million. The company anticipates selling these timberlands during 2004 and, therefore,  recorded an impairment of $16 million in the first quarter of 2004.

In January 2003, the company agreed to sell approximately 29,000 acres of non-strategic timberlands for $13 million. This transaction closed in the second quarter of 2003. The timberlands had a book basis of $22 million, and the company therefore recorded an impairment of $9 million in the first quarter of 2003.

Property, plant and equipment consisted of the following (in millions):

	March 31, 2004	December 31, 2003
Land, buildings and improvements	$82	$81
Machinery and equipment	305	304

	387	385
Accumulated depreciation	(90)	(82)

Property, Plant and Equipment – net	$297	$303

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2004	December 31, 2003
Raw materials (logs)	$17	$10
Work-in-process	5	4
Finished goods	28	31

	50	45
Supplies	9	9

Total	$59	$54

Note 3. Borrowings

In January of 2004, the company refinanced its revolving line of credit with a new $650 million facility maturing on January 15, 2009. As of March 31, 2004, the interest rate for the new facility was LIBOR plus 1.25%, which included facility fees.  This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results.  Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2004, we had $479 million of borrowings and $5 million of standby letters of credit outstanding; $166 million remained available for borrowing under our line of credit. On April 1, 2004, $185 million of the borrowings under our line of credit was repaid.

Note 4. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended March 31 (in millions, except per share amounts):

	2004	2003
Net income	$155	$33

Denominator for basic earnings per share	183.2	184.1
Effect of dilutive securities – stock options	0.6	0.3
Effect of dilutive securities – restricted stock, dividend equivalents
and value management plan	0.2	0.2

Denominator for diluted earnings per share – adjusted for dilutive
securities	184.0	184.6

Basic Earnings per Share	$0.85	$0.18

Diluted Earnings per Share	$0.84	$0.18

Options to purchase approximately 1.1 million shares of common stock at exercise prices of $23.97 to $30.70 per share were outstanding during the first quarter of 2003, but were excluded from the computation of diluted earnings per shares because the options’ exercise prices were greater than the average market price of the common shares for the quarter.  The options expire on or before January 2, 2013. During the first quarter of 2004, there were no antidilutive options outstanding.

Note 5. Capital

The changes in the company’s capital accounts were as follows for the quarter ended March 31, 2004 (in millions):

	Common Stock
	Shares	Dollars	Paid-in Capital	Retained Earnings	Other Equity	Treasury Stock(B)	Total Equity
December 31, 2003	183.1	$2	$2,150	$9	$1	$(43)	$2,119
Net Income				155			155
Dividends				(64)			(64)
Stock Option Exercises	0.1		2				2
VMA Shares Issued (A)	0.1		2				2
Deferred Compensation and
Other Comprehensive Loss			1				1

March 31, 2004	183.3	$2	$2,155	$100	$1	$(43)	$2,215

(A)	At December 31, 2002, participants in Plum Creek’s Stock Incentive Plan earned 44,870 value management awards, which had a face value of $200 per award, or $9 million in total. Under the terms of the plan, the awards were paid 50% in the first quarter of 2003 and 50% in the first quarter of 2004. Furthermore, each payment was made 50% in cash and 50% in Plum Creek stock.

(B)	In October of 2002, the company’s Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of March 31, 2004, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Note 6. Segment Information The table below presents information about reported segments for the quarters ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other (B)	Total
2004
External revenues	$68	$116	$188	$122	$3	$497
Intersegment revenues	27	--	--	--	--	27
Depreciation, depletion and
amortization	8	12	--	7	--	27
Operating income	32	56	102	11	2	203
2003
External revenues	$57	$99	$23	$92	$2	$273
Intersegment revenues	24	--	--	--	--	24
Depreciation, depletion and
amortization	8	11	--	6	--	25
Operating income (loss)	23	49	4	(5)	1	72

(A)	During the first quarter of 2004, the Real Estate segment recorded a $16 million impairment loss as a part of cost of goods sold on a proposed sale of timberlands, compared to a $9 million impairment loss during the first quarter of 2003. See Note 2 of the Notes to Financial Statements. During 2003, we completed an evaluation of our timberlands in which we identified approximately 1.4 million acres of non-strategic timberlands and approximately 1.35 million acres of higher and better use timberlands. Approximately half of the non-strategic timberlands are made up of large blocks of property that are expected to be sold over the next two years. The other half of non-strategic timberlands consists generally of smaller properties that are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. During the first quarter of 2004, approximately 200,000 acres of the 700,000 acres of large non-strategic timberlands were sold for $118 million.

(B)	Since 2001, Plum Creek has been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company jointly explored for and developed coalbed methane gas found on certain of its lands in West Virginia and Virginia. During the first quarter of 2004, the company entered into a binding agreement to sell its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The transaction closed in the second quarter of 2004 and resulted in a gain of $5 million. In addition, the agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. Plum Creek retained its royalty interest in the project.

A reconciliation of total operating income to income before income taxes is presented below for the quarters ended March 31 (in millions):

	2004	2003
Total segment operating income	$203	$72
Interest expense, net	(29)	(28)
Corporate and other unallocated expenses	(12)	(13)

Income before income taxes	$162	$31

Note 7. Employee Pension Plan The components of net periodic benefit cost were as follows for the quarters ended March 31(in millions):

	2004	2003
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)

Net periodic benefit cost	$1	$1

Note 8. Stock-Based Compensation

The company has adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for stock-based employee compensation. Under the prospective method adopted by the company in 2002, stock-based employee compensation cost is recognized in accordance with the fair value recognition provisions of Statement 123 for all employee awards granted, modified, or settled on or after January 1, 2002. Had the company used the fair value method of accounting for all unvested outstanding stock option, net income for the quarters ending March 31, 2004 and March 31, 2003 would have been reduced by $0.1 million.

Note 9.    Commitments and Contingencies

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

Note 10. Subsequent Event

On April 29, 2004, the Board of Directors authorized the company to make a dividend payment of $0.35 per share, or approximately $64 million, which will be paid on May 28, 2004 to stockholders of record on May 14, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Forward-Looking Statements

References to “Plum Creek”, “the company”, “we”, “us” or “our” are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, for federal income tax purposes, and all of its wholly owned subsidiaries.

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “projects”, “strategy”, or “anticipates”, or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described in “Risk Factors” below. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

•	our failure to qualify as a real estate investment trust, or REIT;
•	an unanticipated reduction in the demand for timber products and/or an unanticipated increase in the supply of timber products;
•	an unanticipated reduction in demand for higher and better use timberlands or non-strategic timberlands;
•	our failure to make strategic acquisitions or to integrate any such acquisitions effectively or, conversely, our failure to make strategic divestitures; and
•	the failure to meet our expectations with respect to our likely future performance.

It is likely that if one or more of the  risks  materializes,  or if one or more  assumptions  prove  to be  incorrect,  the  current expectations  of Plum Creek and its management  will not be realized.  Forward-looking  statements  speak only as of the date made, and neither Plum Creek nor its management undertakes any obligation to update or revise any forward-looking statements.

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2004.

Results of Operations -- First Quarter 2004 Compared to First Quarter 2003

The following table and narrative compares operating results by segment for the quarters ended March 31 (in millions):

	2004	2003	Change
Operating Income (Loss) by Segment
Northern Resources	$32	$23	$9
Southern Resources	56	49	7
Real Estate	102	4	98
Manufactured Products	11	(5)	16
Other	2	1	1

Total Segment Operating Income	203	72	131
Other Costs & Eliminations	(12)	(13)	1

Operating Income	$191	$59	$132

Northern Resources Segment.  Revenues increased by $14 million, or 17%, to $95 million in 2004. This increase was due primarily to higher harvest volumes ($8 million) and higher sawlog and pulpwood prices ($6 million). Harvest volumes were 9% higher due primarily to favorable harvesting conditions during the first quarter of 2004 compared to poor weather and difficult harvesting conditions during the first quarter of 2003. Sawlog prices increased by 6% due primarily to strong lumber and plywood markets. Pulpwood prices increased by 21% due primarily to low mill fiber inventories and a shortage of logging contractors.

Northern Resources Segment operating income was 34% of its revenues for 2004 and 28% for 2003. This increase was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses increased by $5 million, or 8%, to $63 million. This increase was due primarily to the increase in sales volume.

Southern Resources Segment.  Revenues increased by $17 million, or 17%, to $116 million in 2004. This increase was due primarily to higher harvest volumes ($7 million) and a higher percentage of delivered log sales ($6 million). Harvest volumes were 10% higher due primarily to accelerating harvesting into the first quarter of 2004 from future quarters in 2004 as a result of low mill log inventories, favorable harvesting conditions, and  increased log demand resulting from strong lumber and plywood prices.

Revenues increased by $6 million due to the company’s increased percentage of delivered log sales. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating income as a percentage of revenue, although operating income is not generally affected.

Southern Resources Segment operating income was 48% of its revenues for 2004 and 50% for 2003. Southern Resources Segment costs and expenses increased by $10 million, or 20%, to $60 million in 2004. This increase of $10 million was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber and higher sales volumes.

Real Estate Segment.  Revenues increased by $165 million to $188 million in 2004. During 2003, we completed an evaluation of our timberlands in which we identified approximately 1.4 million acres of non-strategic timberlands and approximately 1.35 million acres of higher and better use timberlands.  Approximately half of the non-strategic timberlands are made up of large blocks of property that are expected to be sold over the next two years. The other half of the non-strategic timberlands consists generally of smaller properties that are expected to be sold over the next five to ten years. During the first quarter of 2004, approximately 200,000 acres of the 700,000 acres of large non-strategic timberlands were sold for $118 million. Excluding revenues from these large non-strategic timberland sales, revenues increased by $47 million, or 204%, to $70 million due primarily to the timing of sales. The timing of sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. We expect real estate sales for the remainder of the year to range between $70 million and $90 million.  Real estate sales could be higher depending on the extent of large non-strategic timberlands sold during the remainder of the year.

Real Estate Segment operating income was 54% of its first quarter revenues for 2004, compared to 17% for 2003. This increase was due primarily to an impairment loss of $9 million recognized during the first quarter of 2003 in connection with the sale of 29,000 acres of timberlands during the second quarter of 2003. Real Estate Segment costs and expenses increased by $67 million to $86 million. This increase of $67 million was due primarily to the sale of large non-strategic timberlands, the timing of other real estate sales and a $16 million impairment loss. We recognized costs and expenses of $34 million in connection with the sale of approximately 200,000 acres of large parcel timberlands during the first quarter of 2004. We also recorded an impairment loss of $16 million during the first quarter of 2004 in connection with the potential future sale of approximately 52,000 acres of large parcel non-strategic timberlands.

Manufactured Products Segment.  Revenues increased by $30 million, or 33%, to $122 million in the first quarter of 2004. This increase was due primarily to higher plywood prices ($10 million), higher lumber prices ($9 million) and higher MDF sales volume ($8 million). Plywood prices increased by 37% due primarily to near record high structural panel (plywood and oriented strand board) prices. Structural panel prices were at near record high levels during the first quarter of 2004 as a result of exceptionally strong housing starts, improved industrial demand and low field inventories. Wholesalers and distributors continue their just-in-time buying pattern during 2003 and, as a result, field inventories were not sufficient to meet exceptionally strong demand during the first quarter of 2004.  Lumber prices increased by 23% due primarily to continued strong housing starts and limited log availability. Log availability was limited during the first quarter of 2004 as a result of severe forest fires in the Western United States and Canada during the second half of 2003.  Furthermore, a weaker U.S. dollar compared to the Canadian dollar and the Euro has limited lumber imports despite strong prices.

Manufactured Products Segment operating income was $11 million for the first quarter of 2004, compared to an operating loss of $5 million for the first quarter of 2003. The improvement in operating performance was due primarily to higher lumber and plywood prices. Manufactured Products Segment costs and expenses increased by $14 million, or 14%, to $111 million in the first quarter of 2004. This increase in costs was due primarily to higher MDF sales volume and slightly higher lumber and plywood sales volume.

Provision for Income Taxes.  The provision for income taxes was a $7 million expense for the first quarter of 2004, compared to a $2 million benefit for the first quarter of 2003. This change of $9 million was due primarily to the $16 million improvement in the operating performance for the Manufactured Products Segment and a $7 million increase in operating income of the other taxable REIT subsidiaries. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Financial Condition and Liquidity

Net cash provided by operating activities totaled $242 million, compared to $46 million for the same period in 2003. The increase of $196 million was due primarily to a $165 million increase in revenues from timberland sales, including $118 million of revenues from sales of large parcels of non-strategic timberlands during the first quarter of 2004, which was used to repay debt, and a $16 million improvement in operating income from our manufacturing facilities.

In October of 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of March 31, 2004, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

In January of 2004, the company refinanced its revolving line of credit with a new $650 million facility maturing on January 15, 2009. As of March 31, 2004, the interest rate for the new facility was LIBOR plus 1.25%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results.  Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2004, we had $479 million of borrowings and $5 million of standby letters of credit outstanding; $166 million remained available for borrowing under our line of credit. On April 1, 2004, $185 million of the borrowings under our line of credit was repaid.

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). Our borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed.   Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets.  Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. We were in compliance with all of our borrowing agreement covenants as of March 31, 2004.

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

On April 29, 2004, our Board of Directors declared a dividend of $0.35 per share, or approximately $64 million, which will be paid on May 28, 2004 to stockholders of record on May 14, 2004. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Capital expenditures, excluding the acquisition of timberlands, for the first quarter of 2004 were $17 million, compared to $16 million for same period in 2003. Planned capital expenditures for 2004 are expected to be approximately $84 million and include approximately $65 million for our timberlands and $8 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees.

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

The following factors, among others, may adversely affect the timing and amount of our income generated by our land sales:

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

The trade agreement expired in March 2001, and soon thereafter a U.S. industry coalition, of which Plum Creek is a member, submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. In March 2002, the Department of Commerce rendered a final determination in favor of the U.S. industry coalition and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties in April 2002 to 18.8% and 8.4%, respectively. In May 2002, the International Trade Commission rendered a final determination that the U.S. industry was threatened with material injury from Canadian lumber imports. Following this determination, the Department of Commerce put into effect the countervailing and anti-dumping duties in May 2002. Reports indicate, however, that the final duties have not had the effect of decreasing Canadian lumber imports into the U.S.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. Canada appealed both the anti-dumping duty and the countervailing duty to the WTO and NAFTA appeal boards. Both the WTO and NAFTA issued initial rulings that affirmed the U.S. position that Canadian stumpage practices are, in fact, providing a subsidy to the Canadian industry, and upheld the validity of antidumping duties imposed on most Canadian producers. Both the WTO and NAFTA rulings also included provisions for re-examining the calculation and level of the countervailing and the anti-dumping duties. As a result of these re-examinations, the countervailing duty was lowered to 12%, and the anti-dumping duty was lowered only slightly, although a recent WTO reversal of its position could lead to an increase back up to original levels. However, on April 30, 2004, NAFTA ruled that the International Trade Commission’s determination of injury to U.S. industry from Canadian lumber imports, which is the basis for imposing the duties, was not supported with substantial evidence.  The commission was given 21 days to respond to the ruling.

To avoid protracted litigation, the U.S. and representatives of the Canadian government continue to pursue a settlement agreement. However, there can be no assurance that an agreement will be reached, or that the terms of any such final agreement would be favorable to the U.S. lumber industry’s interests. Therefore, other factors remaining unchanged, the downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase.

      Our Cash Dividends are Not Guaranteed and May Fluctuate

We have elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code of 1986, as amended.  Generally, REITs are required to distribute 90% of their taxable income. However, REITs are required to distribute only their ordinary taxable income and not their net capital gains income. Accordingly, we do not believe that we are required to distribute material amounts of cash given that the majority of our taxable income is treated as capital gains income. Our Board of Directors, in its sole discretion, determines the amount of the quarterly dividends to be provided to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

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

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Internal Revenue Code (Code), which for Plum Creek generally include: owning and managing a timberland portfolio; growing timber; and the sale of standing timber. Accordingly, the manufacture and sale by us of wood products, certain types of timberlands sales and sales of logs are conducted through one or more of our taxable REIT subsidiaries (“TRSs”) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions”. Prohibited transactions are defined by the Code to be sales or other dispositions of property to customers in the ordinary course of a trade or business.

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

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value (B)
March 31, 2004
Fixed Rate Debt
Principal due (A)	$27	$27	$157	$123	$147	$953	$1,434	$1,621
Avg. interest rate	7.6%	7.5%	7.5%	7.4%	7.5%	7.2%

Variable Rate Debt (C)					$20	$479	$499	$499

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value (B)
March 31, 2003
Fixed Rate Debt
Principal due (A)	$27	$27	$27	$157	$123	$1,100	$1,461	$1,633
Avg. interest rate	7.7%	7.6%	7.5%	7.5%	7.4%	7.3%

Variable Rate Debt			$412			$20	$432	$432

(A)	Excludes unamortized premium of $14 million at March 31, 2004 and $20 million at March 31, 2003.

(B)	The decrease in the fair value of our fixed rate debt compared to March 31, 2003 was due primarily to the repayment of $27 million of borrowings during the second quarter of 2003 offset in part by a decline in market interest rates for long-term debt.

(C)	As of March 31, 2004, the average interest rate on the $479 million borrowings under our $650 million revolving line of credit maturing on January 15, 2009 was based on LIBOR plus 1.25%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. On April 1, 2004, $185 million of variable rate debt was repaid. The interest rate on the $20 million variable rate senior-note borrowings due in 2008 is based on 3-months LIBOR plus 1.445%.

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

INDEX TO EXHIBITS

Exhibit
Designation	Nature of Exhibit
2.4	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp.,
NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek
Timber Company, Inc. (Form 8-K/A, File No. 1-10239, dated July 18, 2000).  Amendment No. 1 to the
Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, File No. 1-10239, dated June 12, 2001).
3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).
3.2	Amendment and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).
4.3	The registrant agrees that it will furnish to the Commission a copy of any of its debt instruments not listed herein upon request.
10.1	Credit Agreement, dated as of January 15, 2004, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi, Ltd., Seattle Branch, as Syndication Agent, Suntrust Bank, The Bank of Nova Scotia, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International", New York Branch, as Documentation Agents, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager and the Other Financial Institutions Party Thereto.
31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and
15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules
13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The company filed a Current Report on Form 8-K, dated January 22, 2004, furnishing a copy of its press release announcing the company’s results of operations for the year ended December 31, 2003, and certain related information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC. (Registrant) By: /s/ William R. Brown WILLIAM R. BROWN Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2004