Form 10-Q
period 2004-06-30
PLUM CREEK TIMBER CO INC
filed 2004-08-02
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes [ X ] No [  ]

The number of outstanding shares of the registrant's common stock as of July 23, 2004 was 183,322,667.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Quarter Ended
(In Millions, Except Per Share Amounts)	June 30, 2004	June 30, 2003
Revenues:
Timber	$151	$159
Real Estate	50	57
Manufacturing	134	99
Other	6	3

Total Revenues	341	318

Costs and Expenses:
Cost of Goods Sold:
Timber	80	79
Real Estate	38	36
Manufacturing	110	99
Other	2	1

Total Cost of Goods Sold	230	215
Selling, General and Administrative	22	19

Total Costs and Expenses	252	234

Gain on Sale of Other Assets	5	--

Operating Income	94	84
Interest Expense, net	27	29

Income before Income Taxes	67	55
Benefit (Provision) for Income Taxes	(10)	3

Net Income	$57	$58

Net Income per Share - Basic	$0.31	$0.32

Net Income per Share - Diluted	$0.31	$0.31

Dividends Declared per Share	$0.35	$0.35

Weighted average number of Shares outstanding - Basic	183.3	183.0

Weighted average number of Shares outstanding - Diluted	184.0	183.5

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Six Months Ended
(In Millions, Except Per Share Amounts)	June 30, 2004	June 30, 2003
Revenues:
Timber	$335	$315
Real Estate	238	80
Manufacturing	256	191
Other	9	5

Total Revenues	838	591

Costs and Expenses:
Cost of Goods Sold:
Timber	173	160
Real Estate	124	55
Manufacturing	218	195
Other	3	2

Total Cost of Goods Sold	518	412
Selling, General and Administrative	40	36

Total Costs and Expenses	558	448

Gain on Sale of Other Assets	5	--

Operating Income	285	143
Interest Expense, net	56	57

Income before Income Taxes	229	86
Benefit (Provision) for Income Taxes	(17)	5

Net Income	$212	$91

Net Income per Share - Basic	$1.16	$0.50

Net Income per Share - Diluted	$1.15	$0.49

Dividends Declared per Share	$0.70	$0.70

Weighted average number of Shares outstanding - Basic	183.2	183.5

Weighted average number of Shares outstanding - Diluted	184.0	184.1

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except per Share Amounts)	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$328	$260
Restricted Advance from Customer	4	3
Accounts Receivable	44	34
Inventories	54	54
Investment in Grantor Trust	12	13
Deferred Tax Asset	11	11
Other Current Assets	18	30

	471	405
Timber and Timberlands - Net	3,590	3,674
Property, Plant and Equipment - Net	271	303
Other Assets	7	5

Total Assets	$4,339	$4,387

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$32	$33
Accounts Payable	26	27
Interest Payable	28	28
Wages Payable	16	23
Taxes Payable	24	15
Deferred Revenue	22	16
Liabilities Associated with Grantor Trust	12	13
Other Current Liabilities	23	13

	183	168

Long-Term Debt	1,408	1,437
Lines of Credit	466	594
Deferred Tax Liability	48	37
Other Liabilities	24	32

Total Liabilities	2,129	2,268

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares - 75.0,
outstanding - none	--	--
Common Stock, $0.01 par value, authorized shares - 300.0,
issued (including Treasury Stock) - 185.3 at June, 2004 and
185.1 at December 31, 2003	2	2
Additional Paid-In Capital	2,157	2,150
Retained Earnings	93	9
Treasury Stock, at cost, Common shares - 2.0	(43)	(43)
Other Equity	1	1

Total Stockholders' Equity	2,210	2,119

Total Liabilities and Stockholders' Equity	$4,339	$4,387

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
(In Millions)	June 30, 2004	June 30, 2003
Cash Flows From Operating Activities:
Net Income	$212	$91
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	51	51
Basis of Real Estate Sold
(Including Impairment Losses of $19 in 2004 and $9 in 2003)	114	49
Deferred Income Taxes	12	(5)
Gain on Sale of Other Assets	(5)	--
Working Capital Changes	16	5
Other	(3)	(1)

Net Cash Provided By Operating Activities	397	190

Cash Flows From Investing Activities:
Property Additions (Excluding Timberland Acquisitions)	(32)	(38)
Timberlands Acquired
(Including Tax-Deferred Exchange Proceeds, Net)	(39)	(17)
Proceeds from Sale of Other Assets	27	--

Net Cash Used In Investing Activities	(44)	(55)

Cash Flows From Financing Activities:
Dividends	(128)	(129)
Borrowings of Long-term Debt and Lines of Credit	1,227	1,278
Repayments of Long-term Debt and Lines of Credit	(1,387)	(1,244)
Proceeds from Stock Option Exercises	3	--
Acquisition of Treasury Stock	--	(43)

Net Cash Used In Financing Activities	(285)	(138)

Increase (Decrease) In Cash and Cash Equivalents	68	(3)

Cash and Cash Equivalents:
Beginning of Period	260	246

End of Period	$328	$243

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

When we refer to “Plum Creek,” “the company,” “we,” “us” or “our” we mean Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or “REIT,” and all of its wholly owned consolidated subsidiaries.

The consolidated financial statements include all of the accounts of Plum Creek.  At June 30, 2004, the company owned and managed approximately 7.7 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States.

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

Revenues from sales of timberlands are recognized upon closing of sales contracts in accordance with the full accrual method provided for in the Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate.” Broker commissions and closing costs of our Real Estate Segment are included in cost of goods sold. Substantially all real estate transactions are settled in cash at closing. Plum Creek may sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under the multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The company treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	June 30, 2004	December 31, 2003
Timber and logging roads - net	$2,359	$2,404
Timberlands	1,231	1,270

Timber and Timberlands - net	$3,590	$3,674

Property, plant and equipment consisted of the following (in millions):

	June 30, 2004	December 31, 2003
Land, buildings and improvements	$82	$81
Machinery and equipment	285	304

	367	385
Accumulated depreciation	(96)	(82)

Property, Plant and Equipment - net	$271	$303

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2004	December 31, 2003
Raw materials (logs)	$12	$10
Work-in-process	3	4
Finished goods	29	31

	44	45
Supplies	10	9

Total	$54	$54

Note 3. Borrowings

In January of 2004, the company refinanced its revolving line of credit with a new $650 million facility maturing January 15, 2009. As of June 30, 2004, the interest rate for the new facility was LIBOR plus 1.00%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2004, we had $466 million of borrowings and $6 million of standby letters of credit outstanding; $178 million remained available for borrowing under our line of credit. On July 1, 2004, $325 million of the borrowings under our line of credit was repaid.

Note 4. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended June 30 (in millions, except per share amounts):

	2004	2003
Net income	$57	$58

Denominator for basic earnings per share	183.3	183.0
Effect of dilutive securities - stock options	0.6	0.3
Effect of dilutive securities - restricted stock, dividend equivalents,
and value management plan	0.1	0.2

Denominator for diluted earnings per share - adjusted for dilutive securities	184.0	183.5

Basic Earnings per Share	$0.31	$0.32

Diluted Earnings per Share	$0.31	$0.31

The following table sets forth the reconciliation of basic and diluted earnings per share for the six months ended June 30 (in millions, except per share amounts):

	2004	2003
Net income	$212	$91

Denominator for basic earnings per share	183.2	183.5
Effect of dilutive securities - stock options	0.6	0.3
Effect of dilutive securities - restricted stock, dividend equivalents,
and value management plan	0.2	0.3

Denominator for diluted earnings per share - adjusted for dilutive securities	184.0	184.1

Basic Earnings per Share	$1.16	$0.50

Diluted Earnings per Share	$1.15	$0.49

Options to purchase approximately 0.5 million shares of common stock at exercise prices of $30.91 to $32.87 per share were outstanding during the second quarter and six months ended June 30, 2004, but were excluded from the computation of diluted earnings per shares because the options’ exercise prices were greater than the average market price of the common shares.  The options expire on or before February 2, 2014. During the second quarter and six months ended June 30, 2003, there were antidilutive options for approximately 1.1 million shares of common stock at exercise prices of $24.95 to $30.70 per share outstanding.

Note 5. Capital

The changes in the company’s capital accounts during 2004 were as follows (in millions):

	Common Stock
	Shares	Dollars	Paid-in Capital	Retained Earnings	Other Equity	Treasury Stock (B)	Total Equity
December 31, 2003	183.1	$2	$2,150	$9	$1	$(43)	$2,119
Net Income				155			155
Dividends				(64)			(64)
Stock Option Exercises	0.1		2				2
VMA Shares Issued (A)	0.1		2				2
Deferred Compensation and
Other Comprehensive Loss			1				1

March 31, 2004	183.3	2	2,155	100	1	(43)	2,215
Net Income				57			57
Dividends				(64)			(64)
Stock Option Exercises			1				1
Deferred Compensation and
Other Comprehensive Loss			1				1

June 30, 2004	183.3	$2	$2,157	$93	$1	$(43)	$2,210

(A)	At December 31, 2002, participants in Plum Creek’s Stock Incentive Plan earned 44,870 value management awards, which had a value of $200 per award, or $9 million in total. Under the terms of the plan, the awards were paid 50% in the first quarter of 2003 and 50% in the first quarter of 2004. Furthermore, each payment was made 50% in cash and 50% in Plum Creek stock.

(B)	In October of 2002, the company’s Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of June 30, 2004, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.
Note 6. Segment Information The table below presents information about reported segments for the quarters ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other (B)	Total
2004
External revenues	$47	$104	$50	$134	$6	$341
Intersegment revenue	15	--	--	--	--	15
Depreciation, depletion and
amortization	6	11	--	7	--	24
Operating income	16	45	12	23	4	100

2003
External revenues	$47	$112	$57	$99	$3	$318
Intersegment revenue	16	--	--	--	--	16
Depreciation, depletion and
amortization	4	14	--	7	1	26
Operating income (loss)	15	55	21	(4)	2	89

The table below presents information about reported segments for the six months ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other (B)	Total
2004
External revenues	$115	$220	$238	$256	$9	$838
Intersegment revenue	42	--	--	--	--	42
Depreciation, depletion and
amortization	14	23	--	14	--	51
Operating income	48	101	114	34	6	303

2003
External revenues	$104	$211	$80	$191	$5	$591
Intersegment revenue	40	--	--	--	--	40
Depreciation, depletion and
amortization	12	25	--	13	1	51
Operating income (loss)	38	104	25	(9)	3	161

(A)	During 2003, we completed an evaluation of our timberlands in which we identified approximately 1.4 million acres of non-strategic timberlands and approximately 1.35 million acres of higher and better use timberlands. Approximately half of the non-strategic timberlands are made up of large blocks of property that are expected to be sold over the next two years. The other half of non-strategic timberlands consists generally of smaller properties that are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Of the 700,000 acres of large, non-strategic timberlands 51,000 acres and 255,000 acres, respectively, were sold during the quarter and six months ended June 30, 2004. Revenues from these large, non-strategic timberlands were $15 million and $133 million, respectively, for the quarter and six months ended June 30, 2004.

During the second quarter of 2004, the Real Estate segment recorded a $3 million impairment loss as a part of cost of goods sold on proposed sales of timberlands; no impairment was recorded during the second quarter of 2003. Impairment losses recognized as part of cost of goods sold during the six months ended June 30, 2004 totaled $19 million, compared to a $9 million impairment loss during the same period of 2003.

(B)	Since 2001, Plum Creek has been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company jointly explored for and developed coalbed methane gas found on certain of its lands in West Virginia and Virginia. During the second quarter of 2004, the company sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The resulting gain of $5 million before income taxes is included as Gain on Sale of Other Assets in our operating income for the quarter and six months ended June 30, 2004. In addition, the agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. Operating income from our working interest in the joint operating agreement was less than $1 million annually. Plum Creek retained its royalty interest in the project.

A reconciliation of total operating income to income before income taxes is presented below for the quarters ended June 30 (in millions):

	2004	2003
Total segment operating income	$100	$89
Interest expense, net	(27)	(29)
Corporate and other unallocated expenses	(11)	(5)
Gain on sale of other assets	5	--

Income before income taxes	$67	$55

A reconciliation of total operating income to income before income taxes is presented below for the six months ended June 30 (in millions):

	2004	2003
Total segment operating income	$303	$161
Interest expense, net	(56)	(57)
Corporate and other unallocated expenses	(23)	(18)
Gain on sale of other assets	5	--

Income before income taxes	$229	$86

Note 7. Employee Pension Plan The components of net periodic benefit cost were as follows for the quarters ended June 30 (in millions):

	2004	2003
Service cost	$2	$2
Interest cost	2	2
Expected return on plan assets	(2)	(2)

Net periodic benefit cost	$2	$2

The components of net periodic benefit cost were as follows for the six months ended June 30 (in millions):

	2004	2003
Service cost	$3	$3
Interest cost	3	3
Expected return on plan assets	(3)	(3)

Net periodic benefit cost	$3	$3

Note 8.    Stock-Based Compensation

The company expenses stock-based employee compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method adopted by the company in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. The company recognized stock-based compensation expense of approximately $1 million each during the quarters ended June 30, 2004 and 2003 and $2 million each during the six-month periods ended June 30, 2004 and 2003.  Had the company used the fair value method of accounting for all stock-based compensation, net income for each of the quarters ended June 30, 2004 and 2003 would have been reduced by $0.1 million, and net income for each of the six-month periods ended June 30, 2004 and 2003 would have been reduced by $0.2 million.

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

Environmental Contingencies. In connection with The Timber Company Merger in 2001, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During the fourth quarter of 2003, Georgia-Pacific provided Plum Creek with information for the first time about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as Plum Creek’s liability, if any, in this matter cannot be reasonably determined at this time. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

Note 10. Subsequent Event

On July 27, 2004, the Board of Directors authorized the company to make a dividend payment of $0.36 per share, or approximately $66 million, which will be paid on August 31, 2004 to stockholders of record on August 17, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Forward-Looking Statements

References to “Plum Creek,” “the company,” “we,” “us” or “our” are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, for federal income tax purposes, and all of its wholly owned subsidiaries.

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described in “Risk Factors” below. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

Results of Operations

Second Quarter 2004 Compared to Second Quarter 2003

The following table and narrative compare operating results by segment for the quarters ended June 30 (in millions):

	2004	2003	Change
Operating Income (Loss) by Segment
Northern Resources	$16	$15	$1
Southern Resources	45	55	(10)
Real Estate	12	21	(9)
Manufactured Products	23	(4)	27
Other	4	2	2

Total Segment Operating Income	100	89	11
Other Costs & Eliminations	(11)	(5)	(6)
Gain on Sale of Other Assets	5	--	5

Operating Income	$94	$84	$10

Northern Resources Segment. Revenues decreased by $1 million, or 2%, to $62 million in 2004. This decrease was due primarily to lower sawlog harvest volumes ($8 million), offset in part by higher sawlog prices ($5 million). Sawlog harvest volumes were 16% lower due primarily to a planned reduction in annual harvest levels and the shifting of some second quarter volume into the first quarter of 2004. For all of 2004, sawlog harvest volumes are expected to decline by 7%. Sawlog harvest levels during the first quarter of 2004 were 5% higher than the prior year as a result of accelerating second quarter volume into the first quarter due to favorable harvesting conditions, which allowed us to take advantage of improving log prices. Sawlog prices increased by 12% due primarily to strong lumber and plywood markets.

Northern Resources Segment operating income was 26% of its revenues for 2004 and 24% for 2003. This increase was due primarily to higher sawlog prices. Segment costs and expenses decreased by $2 million, or 4%, to $46 million. This decrease was due primarily to the decrease in harvest volumes.

Southern Resources Segment. Revenues decreased by $8 million, or 7%, to $104 million in 2004. This decrease was due primarily to lower harvest volumes ($9 million). Harvest volumes were 11% lower due primarily to extremely wet weather conditions in our Southwest region and an ample supply of logs in our Southeast region. In our Southwest region, exceptionally wet weather conditions persisted during much of the second quarter, which caused us to curtail our harvesting operations. In our Southeast region, there was an excess supply of logs due to the continued dry weather conditions and log salvage operations as a result of recent forest fires. Several of our customers with 18-month pay-as-cut contracts elected to defer harvesting on these contracts and instead purchased logs sold on the spot market at lower prices. As a result, some of this deferred volume may not be harvested until next year.

Southern Resources Segment operating income was 43% of its revenues for 2004 and 49% for 2003. This decrease was due primarily to the decline in harvest volumes. Southern Resources Segment costs and expenses increased by $2 million, or 4%, to $59 million in 2004. This increase was due primarily to an increase in log and haul costs as a result of higher fuel costs.

Real Estate Segment. Revenues decreased by $7 million, or 12%, to $50 million in 2004. During 2003, we completed an evaluation of our timberlands in which we identified approximately 1.4 million acres of non-strategic timberlands and approximately 1.35 million acres of higher and better use timberlands. Approximately half of the non-strategic timberlands are made up of large blocks of property that are expected to be sold over the next two years. The other half of the non-strategic timberlands consists generally of smaller properties that are expected to be sold over the next five to ten years. During the second quarter of 2004, approximately 51,000 acres of the 700,000 acres of large, non-strategic timberlands were sold for $15 million. In the second quarter of 2003, the company sold $13 million of non-strategic timberlands. Excluding revenues from these large, non-strategic timberland sales, revenues decreased by $9 million, or 20%, to $35 million due primarily to the timing of sales. The timing of sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. We expect higher and better use timberland and small parcel, non-strategic timberland sales for the remainder of the year to range between $55 million and $65 million. Real Estate Segment sales could be higher depending on the extent of large, non-strategic timberlands sold during the remainder of the year.

Real Estate Segment operating income was 24% of its second quarter revenues for 2004, compared to 37% for 2003. This decrease was due primarily to an impairment loss of $3 million recognized during the second quarter of 2004 and the sale of timberlands with a higher per acre cost basis. Real Estate Segment costs and expenses increased by $2 million, or 6%, to $38 due primarily to the sale of timberlands with a higher per acre cost basis and a $3 million impairment loss, offset in part by fewer real estate sales.

Manufactured Products Segment. Revenues increased by $35 million, or 35%, to $134 million in the second quarter of 2004. This increase was due primarily to higher lumber prices ($14 million), higher plywood prices ($13 million), higher MDF sales volume ($8 million) and higher MDF prices ($3 million), offset in part by lower lumber volume ($4 million). Lumber prices increased by 41% due primarily to exceptionally strong housing starts during the first six months of 2004 on top of 25-year record high housing starts during 2003. Housing starts for the first six months of 2004 were 11% higher than housing during the same period in 2003. Plywood prices increased by 52% due primarily to near record high structural panel (plywood and oriented strand board) prices. Structural panel prices were at near record high levels during the second quarter of 2004 as a result of exceptionally strong housing starts and low field inventories at the beginning of the year. Wholesalers and distributors continued their just-in-time buying pattern during 2003, and as a result, field inventories were not sufficient to meet exceptionally strong demand during the first half of 2004. However, commodity structural panel prices peaked in April and have since declined by approximately 28%. MDF sale volume increased by 32% due primarily to resolving all major start-up issues associated with our new MDF thin-board line, and as a result, achieving our projected design capacity during the second quarter of 2004. MDF prices increase by 18% due primarily to improved demand and manufacturing efficiencies that resulted in producing a higher percentage of premium products. Lumber sales volume decreased by 10% due primarily to a regional decline in sawlog harvests.

Manufacturing Products Segment operating income was $23 million for the second quarter of 2004, compared to an operating loss of $4 million for the second quarter of 2003. The increase in operating performance was due primarily to higher lumber, plywood and MDF prices. Manufactured Products Segment costs and expenses increased by $8 million, or 8%, to $111 million in the second quarter of 2004. This increase in costs was due primarily to higher MDF sales volume.

Other Costs and Eliminations / Gain on Sale of Other Assets. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $11 million in 2004, compared to a decrease of $5 million in 2003. Four million of the $6 million change relates to higher corporate expenses.

Since 2001, Plum Creek has been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company jointly explored for and developed coal bed methane gas found on certain of its lands in West Virginia and Virginia. During the second quarter of 2004, the company sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million and recorded a gain of $5 million.

Provision for Income Taxes. The provision for income taxes was a $10 million expense for the second quarter of 2004, compared to a $3 million benefit for the second quarter of 2003. This change of $13 million was due primarily to the $27 million improvement in the operating performance for the Manufactured Products Segment and a $5 million gain on the sale of our working interest in the joint operating agreement to Geomet, Inc. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The following table and narrative compare operating results by segment for the six months ended June 30 (in millions):

	2004	2003	Change
Operating Income (Loss) by Segment
Northern Resources	$48	$38	$10
Southern Resources	101	104	(3)
Real Estate	114	25	89
Manufactured Products	34	(9)	43
Other	6	3	3

Total Segment Operating Income	303	161	142
Other Costs & Eliminations	(23)	(18)	(5)
Gain on Sale of Other Assets	5	--	5

Operating Income	$285	$143	$142

Northern Resources Segment. Revenues increased by $13 million, or 9%, to $157 million in 2004. This increase was due primarily to higher sawlog ($7 million) and pulpwood ($4 million) prices. Sawlog prices increased by 8% due primarily to strong hardwood specialty, lumber and plywood markets. Pulpwood prices increased by 17% due primarily to low mill fiber inventories and a shortage of logging contractors.

Northern Resources Segment operating income was 31% of its revenues for 2004 and 26% for 2003. This increase was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses increased by $3 million, or 3%, to $109 million. This increase was due primarily to an increase in log and haul costs as a result of higher fuel costs.

Southern Resources Segment. Revenues increased by $9 million, or 4%, to $220 million in 2004. This increase was due primarily to a higher percentage of delivered log sales. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating income as a percentage of revenue, although operating income is not generally affected.

Southern Resources Segment operating income was 46% of its revenues for 2004 and 49% for 2003. This decrease was due primarily to the increased percentage of delivered log sales and higher fuel costs. Southern Resources Segment costs and expenses increased by $12 million, or 11%, to $119 million in 2004. This increase of $12 million was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber and higher fuel costs.

Real Estate Segment. Revenues increased by $158 million to $238 million in 2004. During 2003, we completed an evaluation of our timberlands in which we identified approximately 1.4 million acres of non-strategic timberlands and approximately 1.35 million acres of higher and better use timberlands. Approximately half of the non-strategic timberlands are made up of large blocks of property that are expected to be sold over the next two years. The other half of the non-strategic timberlands consists generally of smaller properties that are expected to be sold over the next five to ten years. During the six months ended June 30, 2004, approximately 250,000 acres of the 700,000 acres of large, non-strategic timberlands were sold for $133 million. During the first six months of 2003, the company sold $13 million of non-strategic timberlands. Excluding revenues from these large, non-strategic timberland sales, revenues increased by $38 million, or 57%, to $105 million due primarily to the timing of sales. The timing of sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. We expect higher and better use timberland and small parcel, non-strategic timberland sales for the remainder of the year to range between $55 million and $65 million. Real Estate Segment sales could be higher depending on the extent of large, non-strategic timberlands sold during the remainder of the year.

Real Estate Segment operating income was 48% of its revenues for 2004, compared to 31% for 2003. This increase was due primarily to the sale of timberlands with a lower per acre cost basis. Real Estate Segment costs and expenses increased by $69 million to $124 million. This increase of $69 million was due primarily to the sale of large, non-strategic timberlands. We recognized costs and expenses of $61 million in connection with the sale of approximately 250,000 acres of large parcel timberlands during 2004.

Manufactured Products Segment. Revenues increased by $65 million, or 34%, to $256 million in 2004. This increase was due primarily to higher lumber prices ($23 million), higher plywood prices ($23 million) and higher MDF sales volume ($16 million). Lumber prices increased by 32% due primarily to exceptionally strong housing starts during the first six months of 2004 on top of 25-year record high housing starts during 2003 and limited log availability. Housing starts for the first six months of 2004 were 11% higher than housing during the same period in 2003. Log availability was limited during the first half of 2004 as a result of severe forest fires in the Western United States and Canada during the second half of 2003. Plywood prices increased by 45% due primarily to near record high structural panel (plywood and oriented strand board) prices. Structural panel prices were at near record high levels during the first six months of 2004 as a result of exceptionally strong housing starts and low field inventories at the beginning of the year. Wholesalers and distributors continued their just-in-time buying pattern during 2003, and as a result, field inventories were not sufficient to meet exceptionally strong demand during the first half of 2004. However, commodity structural panel prices peaked in April and have since declined by approximately 28%. MDF sale volume increased by 30% due primarily to resolving all major start-up issues associated with our new MDF thin-board line, and as a result, achieving our projected design capacity during the first half of 2004.

Manufacturing Products Segment operating income was $34 million for the six months ended June 30, 2004, compared to an operating loss of $9 million for the same period in 2003. The increase in operating performance was due primarily to higher lumber and plywood prices and higher MDF sales volume. Manufactured Products Segment costs and expenses increased by $22 million, or 11%, to $222 million in the six months ended June 30, 2004. This increase in costs was due primarily to higher MDF sales volume ($11 million) and higher lumber raw material costs ($7 million).

Other Costs and Eliminations / Gain on Sale of Other Assets. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $23 million in 2004, compared to a decrease of $18 million in 2003. Four million of the $5 million change relates to higher corporate expenses.

Since 2001, Plum Creek has been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company jointly explored for and developed coal bed methane gas found on certain of its lands in West Virginia and Virginia. During the second quarter of 2004, the company sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million and recorded a gain of $5 million.

Provision for Income Taxes. The provision for income taxes was a $17 million expense for the six months ended June 30, 2004, compared to a $5 million benefit for the six months ended June 30, 2003. This change of $22 million was due primarily to the $43 million improvement in the operating performance for the Manufactured Products Segment and a $5 million gain on the sale of our working interest in a joint operating agreement to Geomet, Inc. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Financial Condition and Liquidity

Net cash provided by operating activities during the six months ended June 30, 2004 totaled $397 million, compared to $190 million for the same period in 2003. The increase of $207 million was due primarily to a $158 million increase in revenues from timberland sales, including a $120 million increase in revenues from sales of large, non-strategic timberlands, which was used to repay debt, and a $43 million improvement in operating income from our manufacturing facilities.

In January of 2004, the company refinanced its revolving line of credit with a new $650 million facility maturing on January 15, 2009. As of June 30, 2004, the interest rate for the new facility was LIBOR plus 1.00%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2004, we had $466 million of borrowings and $6 million of standby letters of credit outstanding; $178 million remained available for borrowing under our line of credit. On July 1, 2004, $325 million of the borrowings under our line of credit was repaid.

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). Our borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. We were in compliance with all of our borrowing agreement covenants as of June 30, 2004.

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

On July 27, 2004, our Board of Directors declared a dividend of $0.36 per share, or approximately $66 million, which will be paid on August 31, 2004 to stockholders of record on August 17, 2004. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

In October of 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of June 30, 2004, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Capital expenditures, excluding the acquisition of timberlands, for the six months ended June 30, 2004 were $32 million, compared to $38 million for same period in 2003. Planned capital expenditures for 2004 are expected to be approximately $83 million and include approximately $63 million for our timberlands and $9 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees.

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

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. Canada appealed both the anti-dumping duty and the countervailing duty to the WTO and NAFTA appeal boards. Both the WTO and NAFTA issued initial rulings that affirmed the U.S. position that Canadian stumpage practices are, in fact, providing a subsidy to the Canadian industry, and upheld the validity of antidumping duties imposed on most Canadian producers. Both the WTO and NAFTA rulings also included provisions for re-examining the calculation and level of the countervailing and the anti-dumping duties. As a result of these re-examinations, the countervailing duty was lowered to 12%, and the anti-dumping duty was lowered only slightly, although a recent WTO reversal of its position could lead to an increase back up to original levels. However, on April 30, 2004, NAFTA ruled that the International Trade Commission’s determination of injury to U.S. industry from Canadian lumber imports, which is the basis for imposing the duties, was not supported with substantial evidence. The commission has appealed this determination.

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

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Internal Revenue Code (Code), which for Plum Creek generally include: owning and managing a timberland portfolio; growing timber; and the sale of standing timber. Accordingly, the manufacture and sale by us of wood products, certain types of timberlands sales and sales of logs are conducted through one or more of our taxable REIT subsidiaries (“TRSs”) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions.” Prohibited transactions are defined by the Code to be sales or other dispositions of property to customers in the ordinary course of a trade or business.

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

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value (B)
June 30, 2004
Fixed Rate Debt
Principal due (A)	$--	$27	$157	$123	$147	$953	$1,407	$1,528
Avg. interest rate	7.6%	7.5%	7.5%	7.4%	7.5%	7.2%
Variable Rate Debt (C)					$20	$466	$486	$486

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value (B)
June 30, 2003
Fixed Rate Debt
Principal due (A)	$--	$27	$27	$157	$123	$1,100	$1,434	$1,659
Avg. interest rate	7.6%	7.6%	7.5%	7.5%	7.4%	7.3%
Variable Rate Debt			$433			$20	$453	$453

(A)	Excludes unamortized premium of $13 million at June 30, 2004 and $19 million at June 30, 2003.

(B)	The decrease in the fair value of our fixed rate debt compared to June 30, 2003 was due primarily to an increase in market interest rates for long-term debt and the repayment of $27 million of borrowings during the six months ended June 30, 2004.

(C)	As of June 30, 2004, the average interest rate on the $466 million borrowings under our $650 million revolving line of credit maturing on January 15, 2009 was based on LIBOR plus 1.00%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. On July 1, 2004, $325 million of variable rate debt was repaid. The interest rate on the $20 million variable rate senior-note borrowings due in 2008 is based on 3-month LIBOR plus 1.445%.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

The company’s 2004 Annual Meeting of Stockholders was held on May 4, 2004. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, the following items were submitted to a vote of the stockholders:

(a)	Nine individuals nominated by the board for re-election for one-year terms expiring at the 2005 Annual Meeting of Stockholders were re-elected by a plurality vote, with no solicitations in opposition as follows:

	Votes Cast
Nominee	For	Withheld
Rick. R. Holley	162,904,244	2,033,133
Ian B. Davidson	156,670,341	8,267,036
Robin Josephs	156,587,232	8,350,145
David D. Leland	128,304,452	36,632,925
John G. McDonald	156,260,162	8,677,215
Hamid R. Moghadam	162,901,937	2,035,439
John H. Scully	161,696,892	3,240,485
Stephen C. Tobias	162,841,519	2,095,857
Carl B. Webb	162,615,183	2,322,194

           There were no broker non-votes.

(b)	An amendment and restatement of the company’s stock incentive plan was approved by the stockholders with 94,672,915 votes in favor of the proposal, 12,500,160 votes against the proposal, 2,397,150 abstentions and 55,367,157 broker non-votes.

(c)	The board’s appointment of Ernst & Young LLP as the company’s independent auditor was ratified by the stockholders with 155,085,636 votes in favor of the proposal, 8,498,792 votes against the proposal, 1,352,948 abstentions and no broker non-votes.

(d)	A shareholder proposal regarding certain environmental principles sponsored by the Coalition For Environmentally Responsible Economies (“CERES”) was included in the company’s proxy materials in accordance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended, but was not properly presented by the sponsoring stockholder at the meeting and, therefore, was not submitted for approval by the stockholders.

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
Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc.,
NPC Timber,  Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, dated
July 18, 2000).  Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12,
2001 (Form 8-K, File No. 1-10239, dated June 12, 2001).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amendment and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

4.3	The registrant agrees that it will furnish to the Commission a copy of any of its debt instruments not listed herein upon request.

10.15	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement under Amended and Restated Stock Incentive Plan.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules
13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer,
pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The company filed a Current Report on Form 8-K, dated April 19, 2004, furnishing a copy of its press release announcing the company’s results of operations for the quarter ended March 31, 2004, and certain related information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC. (Registrant) By: /s/ William R. Brown WILLIAM R. BROWN Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:  August 2, 2004