Form 10-Q
period 2004-09-30
PLUM CREEK TIMBER CO INC
filed 2004-11-04
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of outstanding shares of the registrant’s common stock as of October 29, 2004 was 183,570,617.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarters and Nine-Month Periods ended September 30, 2004 and 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended
(In Millions, Except per Share Amounts)	September 30, 2004	September 30, 2003
Revenues:
Timber	$178	$158
Real Estate	42	28
Manufacturing	140	101
Other	3	3

Total Revenues	363	290

Costs and Expenses:
Cost of Goods Sold:
Timber	96	88
Real Estate	16	10
Manufacturing	114	99
Other	—	1

Total Cost of Goods Sold	226	198

Selling, General and Administrative	22	20

Total Costs and Expenses	248	218

Operating Income	115	72

Interest Expense, net	28	29

Income before Income Taxes	87	43

Benefit (Provision) for Income Taxes	(10)	2

Net Income	$77	$45

Net Income per Share – Basic	$0.42	$0.25

Net Income per Share – Diluted	$0.42	$0.25

Dividends Declared per Share	$0.36	$0.35

Weighted average number of Shares outstanding – Basic	183.5	183.0

Weighted average number of Shares outstanding – Diluted	184.2	183.7

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended
(In Millions, Except per Share Amounts)	September 30, 2004	September 30, 2003
Revenues:
Timber	$513	$473
Real Estate	280	108
Manufacturing	396	292
Other	12	8

Total Revenues	1,201	881

Costs and Expenses:
Cost of Goods Sold:
Timber	269	248
Real Estate	140	65
Manufacturing	332	294
Other	3	3

Total Cost of Goods Sold	744	610

Selling, General and Administrative	62	56

Total Costs and Expenses	806	666

Gain on Sale of Other Assets	5	—

Operating Income	400	215

Interest Expense, net	84	86

Income before Income Taxes	316	129

Benefit (Provision) for Income Taxes	(27)	7

Net Income	$289	$136

Net Income per Share – Basic	$1.57	$0.74

Net Income per Share – Diluted	$1.57	$0.74

Dividends Declared per Share	$1.06	$1.05

Weighted average number of Shares outstanding – Basic	183.3	183.4

Weighted average number of Shares outstanding – Diluted	184.1	184.0

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions, Except per Share Amounts)	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$363	$260
Restricted Advance from Customer	15	3
Accounts Receivable	44	34
Inventories	61	54
Investment in Grantor Trust	12	13
Deferred Tax Asset	11	11
Other Current Assets	31	30

	537	405

Timber and Timberlands – Net	3,578	3,674
Property, Plant and Equipment – Net	265	303
Other Assets	7	5

Total Assets	$4,387	$4,387

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$32	$33
Accounts Payable	26	27
Interest Payable	36	28
Wages Payable	21	23
Taxes Payable	34	15
Deferred Revenue	31	16
Liabilities Associated with Grantor Trust	12	13
Other Current Liabilities	20	13

	212	168

Long-Term Debt	1,407	1,437
Lines of Credit	466	594
Deferred Tax Liability	49	37
Other Liabilities	26	32

Total Liabilities	2,160	2,268

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value, authorized shares – 75.0, outstanding – none	—	—
Common Stock, $0.01 par value, authorized shares – 300.0, issued (including Treasury Stock) – 185.6 at September 30, 2004 and 185.1 at December 31, 2003	2	2
Additional Paid-In Capital	2,163	2,150
Retained Earnings	104	9
Treasury Stock, at cost, Common shares – 2.0	(43)	(43)
Other Equity	1	1

Total Stockholders’ Equity	2,227	2,119

Total Liabilities and Stockholders’ Equity	$4,387	$4,387

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(In Millions)	September 30, 2004	September 30, 2003
Cash Flows From Operating Activities:
Net Income	$289	$136
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $4 Loss Related to Forest Fires in 2003)	78	79
Basis of Real Estate Sold (Includes Impairment Losses of $20 in 2004 and $9 in 2003)	127	57
Deferred Income Taxes	12	(8)
Gain on Sale of Other Assets	(5)	—
Working Capital Changes	16	33
Other	—	2

Net Cash Provided By Operating Activities	517	299

Cash Flows From Investing Activities:
Property Additions (Excluding Timberland Acquisitions)	(49)	(60)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds, Net)	(45)	(59)
Proceeds from Sale of Other Assets	27	—

Net Cash Used In Investing Activities	(67)	(119)

Cash Flows From Financing Activities:
Dividends	(194)	(193)
Borrowings of Long-term Debt and Lines of Credit	1,671	1,664
Repayments of Long-term Debt and Lines of Credit	(1,833)	(1,574)
Proceeds from Stock Option Exercises	9	1
Acquisition of Treasury Stock	—	(43)

Net Cash Used In Financing Activities	(347)	(145)

Increase In Cash and Cash Equivalents	103	35

Cash and Cash Equivalents:
Beginning of Period	260	246

End of Period	$363	$281

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

The consolidated financial statements include all of the accounts of Plum Creek. At September 30, 2004, the company owned and managed approximately 7.7 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and development and/or sales of some of our higher and better use lands. As a result, the effective tax rate is lower than the federal statutory rate due to the exclusion of the REIT income.

Revenue from real estate sales is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in any of our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion we receive a portion of the real estate sale consideration in form of a note receivable. Such sales represented less than 5% of our revenue from real estate sales for the nine months ended September 30, 2004 and for each of the three years ended December 31, 2003. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is recognized under the cost recovery method. Furthermore, Plum Creek may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The company treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Broker commissions and closing costs of our Real Estate Segment are included in cost of goods sold.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	September 30, 2004	December 31, 2003
Timber and logging roads – net	$2,353	$2,404
Timberlands	1,225	1,270

Timber and Timberlands – net	$3,578	$3,674

Property, plant and equipment consisted of the following (in millions):

	September 30, 2004	December 31, 2003
Land, buildings and improvements	$82	$81
Machinery and equipment	286	304

	368	385

Accumulated depreciation	(103)	(82)

Property, Plant and Equipment – net	$265	$303

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2004	December 31, 2003
Raw materials (logs)	$16	$10
Work-in-process	4	4
Finished goods	30	31

	50	45

Supplies	11	9

Total	$61	$54

Note 3. Borrowings

In January of 2004, the company refinanced its revolving line of credit with a new $650 million facility maturing January 15, 2009. As of September 30, 2004, the interest rate for the new facility was LIBOR plus 1.00%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2004, we had $466 million of borrowings and $6 million of standby letters of credit outstanding; $178 million remained available for borrowing under our line of credit. On October 1, 2004, $363 million of the borrowings under our line of credit was repaid.

On August 24, 2004, the company filed with the Securities and Exchange Commission a shelf registration statement under which the company from time to time may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees up to a total amount of $400 million, and under

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time offer and sell its debt securities up to an additional total amount of $400 million. As of September 30, 2004, the entire amounts for issuance of equity and debt securities remained available under the shelf registration statement.

Note 4. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended September 30 (in millions, except per share amounts):

	2004	2003
Net income	$77	$45

Denominator for basic earnings per share	183.5	183.0
Effect of dilutive securities – stock options	0.7	0.5
Effect of dilutive securities – restricted stock, dividend equivalents, and value management plan	—	0.2

Denominator for diluted earnings per share – adjusted for dilutive securities	184.2	183.7

Basic Earnings per Share	$0.42	$0.25

Diluted Earnings per Share	$0.42	$0.25

The following table sets forth the reconciliation of basic and diluted earnings per share for the nine months ended September 30 (in millions, except per share amounts):

	2004	2003
Net income	$289	$136

Denominator for basic earnings per share	183.3	183.4
Effect of dilutive securities – stock options	0.7	0.4
Effect of dilutive securities – restricted stock, dividend equivalents, and value management plan	0.1	0.2

Denominator for diluted earnings per share – adjusted for dilutive securities	184.1	184.0

Basic Earnings per Share	$1.57	$0.74

Diluted Earnings per Share	$1.57	$0.74

Antidilutive options excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were as follows (shares in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Number of options	Less than 0.1	0.5	0.5	1.1
Range of prices	$32.87	$29.70 to $30.70	$30.91 to $32.87	$24.95 to $30.70
Expiration on or before	April 2014	January 2013	April 2014	January 2013

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Capital

The changes in the company’s capital accounts during 2004 were as follows (in millions):

	Common Stock		Paid-in Capital	Retained Earnings	Other Equity	Treasury Stock (B)	Total Equity
	Shares	Dollars
December 31, 2003	183.1	$2	$2,150	$9	$1	$(43)	$2,119
Net Income				155			155
Dividends				(64)			(64)
Stock Option Exercises	0.1		2				2
VMA Shares Issued (A)	0.1		2				2
Deferred Compensation and Other Comprehensive Loss			1				1

March 31, 2004	183.3	2	2,155	100	1	(43)	2,215
Net Income				57			57
Dividends				(64)			(64)
Stock Option Exercises			1				1
Deferred Compensation and Other Comprehensive Loss			1				1

June 30, 2004	183.3	2	2,157	93	1	(43)	2,210
Net Income				77			77
Dividends				(66)			(66)
Stock Option Exercises	0.3		6				6

September 30, 2004	183.6	$2	$2,163	$104	$1	$(43)	$2,227

(A)	At December 31, 2002, participants in Plum Creek’s Stock Incentive Plan earned 44,870 value management awards, which had a value of $200 per award, or $9 million in total. Under the terms of the plan, the awards were paid 50% in the first quarter of 2003 and 50% in the first quarter of 2004. Furthermore, each payment was made 50% in cash and 50% in Plum Creek stock.

(B)	In October of 2002, the company’s Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of September 30, 2004, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Segment Information

The table below presents information about reported segments for the quarters ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manu- factured Products	Other (B)	Total
2004
External revenues	$60	$118	$42	$140	$3	$363
Intersegment revenues	25	—	—	—	—	25
Depreciation, depletion and amortization	7	13	—	7	—	27
Operating income	27	52	26	23	3	131

2003
External revenues	$51	$107	$28	$101	$3	$290
Intersegment revenues	17	—	—	—	—	17
Depreciation, depletion and amortization (C)	9	13	—	6	—	28
Operating income (loss)	14	50	18	(2)	2	82

The table below presents information about reported segments for the nine months ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manu- factured Products	Other (B)	Total
2004
External revenues	$175	$338	$280	$396	$12	$1,201
Intersegment revenues	67	—	—	—	—	67
Depreciation, depletion and amortization	21	36	—	21	—	78
Operating income	75	153	140	57	9	434

2003
External revenues	$155	$318	$108	$292	$8	$881
Intersegment revenues	57	—	—	—	—	57
Depreciation, depletion and amortization (C)	21	38	—	19	1	79
Operating income (loss)	52	154	43	(11)	5	243

(A)	During 2003, we completed an evaluation of our timberlands in which we identified approximately 1.4 million acres of non-strategic timberlands and approximately 1.35 million acres of higher and better use timberlands. Approximately half of the non-strategic timberlands are made up of large blocks of property that are expected to be sold over the next two years. The other half of non-strategic timberlands consists generally of smaller properties that are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Of the 700,000 acres of large, non-strategic timberlands 255,000 acres were sold for $133 million during the nine months ended September 30, 2004. There were no sales of large, non-strategic timberlands during the quarter ended September 30, 2004.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the third quarter of 2004, the Real Estate segment recorded a $1 million impairment loss as a part of cost of goods sold on proposed sales of timberlands; no impairment was recorded during the third quarter of 2003. Impairment losses recognized as part of cost of goods sold during the nine months ended September 30, 2004 totaled $20 million, compared to a $9 million impairment loss during the same period of 2003.

(B)	Since 2001, Plum Creek had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company jointly explored for and developed coalbed methane gas found on certain of its lands in West Virginia and Virginia. During the second quarter of 2004, the company sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The resulting gain of $5 million before income taxes is included as Gain on Sale of Other Assets in our operating income for the nine months ended September 30, 2004. In addition, the agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. Operating income from our working interest in the joint operating agreement was less than $1 million annually. Plum Creek retained its royalty interest in the project.

(C)	Northern Resources and Total include $4 million loss related to forest fires.

A reconciliation of total operating income to income before income taxes is presented below for the quarters ended September 30 (in millions):

	2004	2003
Total segment operating income	$131	$82
Interest expense, net	(28)	(29)
Corporate and other unallocated expenses	(16)	(10)

Income before income taxes	$87	$43

A reconciliation of total operating income to income before income taxes is presented below for the nine months ended September 30 (in millions):

	2004	2003
Total segment operating income	$434	$243
Interest expense, net	(84)	(86)
Corporate and other unallocated expenses	(39)	(28)
Gain on sale of other assets	5	—

Income before income taxes	$316	$129

Note 7. Employee Pension Plans

The components of net periodic benefit cost were as follows for the quarters ended September 30 (in millions):

	2004	2003
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of loss	1	—

Net periodic benefit cost	$2	$1

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of net periodic benefit cost were as follows for the nine months ended September 30 (in millions):

	2004	2003
Service cost	$4	$4
Interest cost	4	4
Expected return on plan assets	(4)	(4)
Amortization of loss	1	—

Net periodic benefit cost	$5	$4

During the quarter and nine months ended September 30, 2004, the company contributed $3.5 million to its employee pension plans. The company’s funding policy for its employee pension plans is to fund annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plans were discontinued). As a result, annual pension contributions are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected investment returns, the company expects to make fourth quarter pension contributions of approximately $3 million. However, depending on fourth quarter investment returns and changes in interest rates, the company estimates its contributions could range between $1 million and $8 million.

Note 8. Stock-Based Compensation

The company expenses stock-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method adopted by the company in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. The company recognized stock-based compensation expense of approximately $1 million each during the quarters ended September 30, 2004 and 2003 and $3 million each during the nine-month periods ended September 30, 2004 and 2003. Had the company used the fair value method of accounting for all stock-based compensation, net income for each of the quarters ended September 30, 2004 and 2003 would have been reduced by $0.1 million, and net income for each of the nine-month periods ended September 30, 2004 and 2003 would have been reduced by $0.2 million and $0.3 million, respectively.

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

Environmental Contingencies. In connection with The Timber Company Merger in 2001, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During the fourth quarter of 2003, Georgia-Pacific provided Plum Creek with information for the first time about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as Plum Creek’s liability, if any, in this matter cannot be reasonably

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

determined at this time. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

Note 10. Subsequent Event

On November 2, 2004, the Board of Directors authorized the company to make a dividend payment of $0.36 per share, or approximately $66 million, which will be paid on November 30, 2004 to stockholders of record on November 15, 2004.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

The following consolidated interim financial statements relate to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in August of 2004 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell up to $400 million of its debt securities.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended
(In Millions)	September 30, 2004	September 30, 2003
Revenues:
Timber	$178	$158
Real Estate	42	28
Manufacturing	140	101
Other	3	3

Total Revenues	363	290

Costs and Expenses:
Cost of Goods Sold:
Timber	96	88
Real Estate	16	10
Manufacturing	114	99
Other	—	1

Total Cost of Goods Sold	226	198

Selling, General and Administrative	22	20

Total Costs and Expenses	248	218

Operating Income	115	72

Interest Expense, net	28	29

Income before Income Taxes	87	43

Benefit (Provision) for Income Taxes	(10)	2

Net Income	$77	$45

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended
(In Millions)	September 30, 2004	September 30, 2003
Revenues:
Timber	$513	$473
Real Estate	280	108
Manufacturing	396	292
Other	12	8

Total Revenues	1,201	881

Costs and Expenses:
Cost of Goods Sold:
Timber	269	248
Real Estate	140	65
Manufacturing	332	294
Other	3	3

Total Cost of Goods Sold	744	610

Selling, General and Administrative	62	56

Total Costs and Expenses	806	666

Gain on Sale of Other Assets	5	—

Operating Income	400	215

Interest Expense, net	84	86

Income before Income Taxes	316	129

Benefit (Provision) for Income Taxes	(27)	7

Net Income	$289	$136

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$363	$260
Restricted Advance from Customer	15	3
Accounts Receivable	44	34
Inventories	61	54
Investment in Grantor Trusts	24	22
Deferred Tax Asset	11	11
Other Current Assets	29	28

	547	412

Timber and Timberlands – Net	3,578	3,674
Property, Plant and Equipment – Net	265	303
Other Assets	8	6

Total Assets	$4,398	$4,395

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$32	$33
Accounts Payable	26	27
Interest Payable	36	28
Wages Payable	21	23
Taxes Payable	34	15
Deferred Revenue	31	16
Liabilities Associated with Grantor Trusts	25	22
Other Current Liabilities	20	15

	225	179

Long-Term Debt	1,407	1,437
Lines of Credit	466	594
Deferred Tax Liability	49	37
Other Liabilities	26	29

Total Liabilities	2,173	2,276

Commitments and Contingencies

EQUITY
Partners’ Capital	2,225	2,119

Total Liabilities and Equity	$4,398	$4,395

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(In Millions)	September 30, 2004	September 30, 2003
Cash Flows From Operating Activities:
Net Income	$289	$136
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $4 Loss Related to Forest Fires in 2003)	78	79
Basis of Real Estate Sold (Includes Impairment Losses of $20 in 2004 and $9 in 2003)	127	57
Deferred Income Taxes	12	(8)
Gain on Sale of Other Assets	(5)	—
Working Capital Changes	16	33
Other	—	2

Net Cash Provided By Operating Activities	517	299

Cash Flows From Investing Activities:
Property Additions (Excluding Timberland Acquisitions)	(49)	(60)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds, Net)	(45)	(59)
Proceeds from Sale of Other Assets	27	—

Net Cash Used In Investing Activities	(67)	(119)

Cash Flows From Financing Activities:
Cash Distributions	(185)	(235)
Borrowings of Long-term Debt and Lines of Credit	1,671	1,664
Repayments of Long-term Debt and Lines of Credit	(1,833)	(1,574)

Net Cash Used In Financing Activities	(347)	(145)

Increase In Cash and Cash Equivalents	103	35

Cash and Cash Equivalents:
Beginning of Period	260	246

End of Period	$363	$281

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly owned subsidiary of Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. (“Parent”) is a Delaware Corporation and real estate investment trust, or REIT. References herein to “the Operating Partnership,” “we,” “us” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly owned consolidated subsidiaries; references to “Plum Creek” relate to Plum Creek Timber Company, Inc. and its wholly owned subsidiaries.

As of September 30, 2004, the Operating Partnership owned and managed approximately 7.7 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States.

The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. has no independent assets, liabilities or operations other than its investment in Plum Creek Timberlands, L.P. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

Revenue from real estate sales is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in any of our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion we receive a portion of the real estate sale consideration in form of a note receivable. Such sales represented less than 5% of our revenue from real estate sales for the nine months ended September 30, 2004 and for each of the three years ended December 31, 2003. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is recognized under the cost recovery method. Furthermore, the Operating Partnership may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The Operating Partnership treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Broker commissions and closing costs of our Real Estate Segment are included in cost of goods sold.

Plum Creek Timberlands, L.P. is a limited partnership and therefore is not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% to Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT’s income, including its allocated share of taxable income from partnerships, is generally not subject to corporate-level income tax if it satisfies certain requirements as set forth in the Internal Revenue Code. Plum Creek conducts its activities through various wholly owned operating partnerships. The activities of the operating partnerships consist primarily of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. In addition, our various taxable REIT subsidiaries (subchapter “C” corporations) harvest and sell logs, purchase and sell timber under pay-as-cut contracts or lump-sum sales, conduct our manufacturing operations and develop and/or sell some higher and better use lands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s various taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT (e.g., built-in gains tax) and allocated to Plum Creek Timberlands, L.P. and/or its subsidiaries that caused the related income tax expense or benefit. As a result, the effective tax rate for the Operating Partnership is lower than the federal statutory rate because certain of the REIT’s income is not subject to corporate-level income tax.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2003, which were filed with the SEC on Form 8-K on August 24, 2004 and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	September 30, 2004	December 31, 2003
Timber and logging roads – net	$2,353	$2,404
Timberlands	1,225	1,270

Timber and Timberlands – net	$3,578	$3,674

Property, plant and equipment consisted of the following (in millions):
	September 30, 2004	December 31, 2003
Land, buildings and improvements	$82	$81
Machinery and equipment	286	304

	368	385
Accumulated depreciation	(103)	(82)

Property, Plant and Equipment – net	$265	$303

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):
	September 30, 2004	December 31, 2003
Raw materials (logs)	$16	$10
Work-in-process	4	4
Finished goods	30	31

	50	45
Supplies	11	9

Total	$61	$54

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Borrowings

In January of 2004, the Operating Partnership refinanced its revolving line of credit with a new $650 million facility maturing January 15, 2009. As of September 30, 2004, the interest rate for the new facility was LIBOR plus 1.00%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2004, we had $466 million of borrowings and $6 million of standby letters of credit outstanding; $178 million remained available for borrowing under our line of credit. On October 1, 2004, $363 million of the borrowings under our line of credit was repaid.

On August 24, 2004, Plum Creek filed with the Securities and Exchange Commission a shelf registration statement under which the Operating Partnership has registered and from time to time may offer and sell up to $400 million of its debt securities. As of September 30, 2004, the entire amount for issuance of debt securities remained available under the shelf registration statement.

Note 4. Segment Information

The table below presents information about reported segments for the quarters ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manu- factured Products	Other (B)	Total
2004
External revenues	$60	$118	$42	$140	$3	$363
Intersegment revenues	25	—	—	—	—	25
Depreciation, depletion and amortization	7	13	—	7	—	27
Operating income	27	52	26	23	3	131

2003
External revenues	$51	$107	$28	$101	$3	$290
Intersegment revenues	17	—	—	—	—	17
Depreciation, depletion and amortization (C)	9	13	—	6	—	28
Operating income (loss)	14	50	18	(2)	2	82

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents information about reported segments for the nine months ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manu- factured Products	Other (B)	Total
2004
External revenues	$175	$338	$280	$396	$12	$1,201
Intersegment revenues	67	—	—	—	—	67
Depreciation, depletion and amortization	21	36	—	21	—	78
Operating income	75	153	140	57	9	434

2003
External revenues	$155	$318	$108	$292	$8	$881
Intersegment revenues	57	—	—	—	—	57
Depreciation, depletion and amortization (C)	21	38	—	19	1	79
Operating income (loss)	52	154	43	(11)	5	243

(A)	During 2003, we completed an evaluation of our timberlands in which we identified approximately 1.4 million acres of non-strategic timberlands and approximately 1.35 million acres of higher and better use timberlands. Approximately half of the non-strategic timberlands are made up of large blocks of property that are expected to be sold over the next two years. The other half of non-strategic timberlands consists generally of smaller properties that are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Of the 700,000 acres of large, non-strategic timberlands 255,000 acres were sold for $133 million during the nine months ended September 30, 2004. There were no sales of large, non-strategic timberlands during the quarter ended September 30, 2004.

During the third quarter of 2004, the Real Estate segment recorded a $1 million impairment loss as a part of cost of goods sold on proposed sales of timberlands; no impairment was recorded during the third quarter of 2003. Impairment losses recognized as part of cost of goods sold during the nine months ended September 30, 2004 totaled $20 million, compared to a $9 million impairment loss during the same period of 2003.

(B)	Since 2001, the Operating Partnership had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the Operating Partnership jointly explored for and developed coalbed methane gas found on certain of its lands in West Virginia and Virginia. During the second quarter of 2004, the Operating Partnership sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The resulting gain of $5 million before income taxes is included as Gain on Sale of Other Assets in our operating income for the nine months ended September 30, 2004. In addition, the agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. Operating income from our working interest in the joint operating agreement was less than $1 million annually. The Operating Partnership retained its royalty interest in the project.

(C)	Northern Resources and Total include $4 million loss related to forest fires.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total operating income to income before income taxes is presented below for the quarters ended September 30 (in millions):

	2004	2003
Total segment operating income	$131	$82
Interest expense, net	(28)	(29)
Corporate and other unallocated expenses	(16)	(10)

Income before income taxes	$87	$43

A reconciliation of total operating income to income before income taxes is presented below for the nine months ended September 30 (in millions):

	2004	2003
Total segment operating income	$434	$243
Interest expense, net	(84)	(86)
Corporate and other unallocated expenses	(39)	(28)
Gain on sale of other assets	5	—

Income before income taxes	$316	$129

Note 5. Employee Pension Plans

Plum Creek Timber Company, Inc. provides defined benefit pension plans that cover substantially all employees of the Operating Partnership. Employee pension and retirement plan obligations and costs are allocated to the Operating Partnership.

The components of net periodic benefit cost were as follows for the quarters ended September 30 (in millions):

	2004	2003
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of loss	1	—

Net periodic benefit cost	$2	$1

The components of net periodic benefit cost were as follows for the nine months ended September 30 (in millions):

	2004	2003
Service cost	$4	$4
Interest cost	4	4
Expected return on plan assets	(4)	(4)
Amortization of loss	1	—

Net periodic benefit cost	$5	$4

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the quarter and nine months ended September 30, 2004, the Operating Partnership contributed $3.5 million to its employee pension plans. The Operating Partnership’s funding policy for its employee pension plans is to fund annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plans were discontinued). As a result, annual pension contributions are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected investment returns, the Operating Partnership expects to make fourth quarter pension contributions of approximately $3 million. However, depending on fourth quarter investment returns and changes in interest rates, the Operating Partnership estimates its contributions could range between $1 million and $8 million.

Note 6. Stock-Based Compensation

Plum Creek Timber Company, Inc. has a stock-based compensation plan. Certain executives and key employees of the Operating Partnership are covered by these plans. All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all stock-based compensation expense is allocated to the Operating Partnership. Proceeds from the exercise of Plum Creek Timber Company, Inc. stock options are retained by Plum Creek Timber Company, Inc.

The Operating Partnership expenses stock-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method adopted by the Operating Partnership in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. The Operating Partnership recognized stock-based compensation expense of approximately $1 million each during the quarters ended September 30, 2004 and 2003 and $3 million each during the nine-month periods ended September 30, 2004 and 2003. Had the Operating Partnership used the fair value method of accounting for all stock-based compensation, net income for each of the quarters ended September 30, 2004 and 2003 would have been reduced by $0.1 million, and net income for each of the nine-month periods ended September 30, 2004 and 2003 would have been reduced by $0.2 million and $0.3 million, respectively.

Note 7. Commitments and Contingencies

Contingencies. The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental matters, incidental to its business. While administration of current regulations and any new regulations or proceedings have elements of uncertainty, it is anticipated that no pending legal proceedings or regulatory matters will have a materially adverse effect on the financial position, results of operations or liquidity of the Operating Partnership.

Environmental Contingencies. In connection with The Timber Company Merger in 2001, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During the fourth quarter of 2003, Georgia-Pacific provided the Operating Partnership with information for the first time about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as the Operating Partnership’s liability, if any, in this matter cannot be reasonably determined at this time. Furthermore, to the extent the Operating Partnership is required to indemnify Georgia-Pacific for its share of the remediation costs, the Operating Partnership may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

ITEM2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Third Quarter 2004 Compared to Third Quarter 2003

The following table and narrative compare operating results by segment for the quarters ended September 30 (in millions):

	2004	2003	Change
Operating Income (Loss) by Segment

Northern Resources	$27	$14	$13
Southern Resources	52	50	2
Real Estate	26	18	8
Manufactured Products	23	(2)	25
Other	3	2	1

Total Segment Operating Income	131	82	49

Other Costs & Eliminations	(16)	(10)	(6)

Operating Income	$115	$72	$43

Northern Resources Segment. Revenues increased by $17 million, or 25%, to $85 million in 2004. This increase was due primarily to higher sawlog prices ($10 million), higher sawlog volume ($5 million), and higher pulpwood prices ($3 million). Sawlog prices increased by 16% due primarily to strong lumber and plywood markets, and a limited supply of logs. Sawlog volume increased by 11% due primarily to favorable harvesting conditions in Montana during the third quarter of 2004. During the third quarter of 2003, we experienced harvest curtailments in Montana due to one of the worst fire seasons in decades. Pulpwood prices increased by 17% due primarily to a shortage of logging contractors in Maine which limited the ability of pulp and paper manufacturers to maintain log inventories.

Northern Resources Segment operating income was 32% of its revenues for 2004 and 21% for 2003. This increase was due primarily to higher sawlog and pulpwood prices and the $4 million fire loss recognized during the third quarter of 2003. Segment costs and expenses increased by $4 million, or 7%, to $58 million. This increase was due primarily to an increase in log and haul cost as a result of higher fuel costs, longer hauling distances, a shortage of logging contractors and an increase in harvest volume, offset in part by a $4 million fire loss recorded during the third quarter of 2003.

Southern Resources Segment. Revenues increased by $11 million, or 10%, to $118 million in 2004. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber ($6 million) and higher harvest volumes ($5 million).

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

Harvest volumes for the third quarter of 2004 were 7% above harvest volumes for the same period in the prior year. The increase in harvest volumes was due primarily to the deferral of harvest volumes during the second quarter of 2004. Log markets were weak during the second quarter of 2004 due primarily to an excess supply of logs as a result of extremely dry weather conditions and fire-related log salvage operations. Log markets improved during the third quarter due primarily to the reduction of fire-related log salvage operations and weather-related harvesting curtailments. For the year, harvest volumes for the Southern Resources Segment are expected to approximate the 13.4 million tons harvested during 2003.

Despite strong lumber and plywood prices during most of the third quarter of 2004, sawlog prices generally held steady due primarily to an abundant supply of logs. Furthermore, during the third quarter of 2004, a portion of our southern timberlands was struck by four hurricanes. The damage was limited to the blow-down of trees and some minor road repairs on a small number of our properties in the Southeastern United States. The hurricane damage was insignificant and, accordingly, no loss was recognized.

Southern Resources Segment operating income was 44% of its revenues for 2004 and 47% for 2003. This decrease was due primarily to a higher percentage of delivered log sales compared to sales of standing timber. Southern Resources Segment costs and expenses increased by $9 million, or 16%, to $66 million in 2004. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales and higher harvest levels.

Real Estate Segment. Revenues increased by $14 million, or 50%, to $42 million in 2004. This increase is due primarily to an increase in land sales activity as the company executes its strategy of selling higher and better use timberlands and small parcels of non-strategic timberlands. During 2003, we completed an evaluation of our timberlands in which we identified approximately 1.4 million acres of non-strategic timberlands and approximately 1.35 million acres of higher and better use timberlands. Approximately half of the non-strategic timberlands are made up of large blocks of property that are expected to be sold over the next two years. The other half of the non-strategic timberlands consists generally of smaller properties that are expected to be sold over the next five to ten years. The 1.35 million acres of higher and better use timberlands are expected to be sold over the next fifteen years.

The timing of sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. We expect higher and better use timberland and small parcel, non-strategic timberland sales for the fourth quarter of 2004 to range between $15 million and $25 million. Real Estate Segment sales could be higher depending on the extent of large, non-strategic timberlands sold during the remainder of the year.

Real Estate Segment operating income was 62% of its third quarter revenues for 2004, compared to 64% for 2003. The Real Estate Segment costs and expenses increased by $6 million, or 60%, to $16 million due primarily to an increase in land sales activity.

Manufactured Products Segment. Revenues increased by $39 million, or 39%, to $140 million in the third quarter of 2004. This increase was due primarily to higher lumber prices ($12 million), higher plywood prices ($12 million), higher MDF sales volume ($6 million) and higher MDF prices ($4 million). Lumber prices increased by 30% due primarily to exceptionally strong housing starts during the first nine months of 2004 on top of 25-year record high housing starts during 2003. Housing starts for the first nine months of 2004 were 9% higher than housing during the same period in 2003. Also favorably impacting lumber prices during the third quarter were inventory shortages as a result of rail transportation delays. However, commodity lumber prices peaked in August and have since declined by approximately 24%. Plywood prices increased by 42% due primarily to record high housing starts and strong industrial demand. Industrial demand (boats, recreational vehicles, trailers, etc.) has strengthened due to the improving U.S. economy. However, commodity plywood prices peaked in September and have since declined by approximately 41%. MDF sale volume increased by 26% due primarily to resolving all major start-up issues associated with our new MDF thin-board line, which operated near its projected design capacity during the third quarter of 2004. MDF prices increased by 21% due primarily to improved demand and manufacturing efficiencies that resulted in producing a higher percentage of premium products.

Manufactured Products Segment operating income was $23 million for the third quarter of 2004, compared to an operating loss of $2 million for the third quarter of 2003. The increase in operating performance was due primarily to higher lumber, plywood and MDF prices. Manufactured Products Segment costs and expenses increased by $14 million, or 14%, to $117 million in the third quarter of 2004. This increase in costs was due primarily to higher MDF sales volume and higher lumber and plywood log costs. Log costs have increased due primarily to a declining supply of logs in Montana and favorable lumber and plywood prices.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $16 million in 2004, compared to a decrease of $10 million in 2003. This difference of $6 million was due primarily to the change in intercompany profit ($4 million) and an increase in corporate expenses ($2 million). The change in intercompany profit was the result of the deferral of $3 million of intercompany profit during the third quarter of 2004 compared to the release of $1 million of intercompany profit during the third quarter of 2003. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. During the third quarter of 2003 log decks were depleted as a result of fire-related harvesting curtailments in Montana whereas log decks increased during the third quarter of 2004.

Provision for Income Taxes. The provision for income taxes was a $10 million expense for the third quarter of 2004, compared to a $2 million benefit for the third quarter of 2003. This change of $12 million was due primarily to the $25 million improvement in the operating performance for the Manufactured Products Segment. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following table and narrative compare operating results by segment for the nine months ended September 30 (in millions):

	2004	2003	Change
Operating Income (Loss) by Segment
Northern Resources	$75	$52	$23
Southern Resources	153	154	(1)
Real Estate	140	43	97
Manufactured Products	57	(11)	68
Other	9	5	4

Total Segment Operating Income	434	243	191

Other Costs & Eliminations	(39)	(28)	(11)

Gain on Sale of Other Assets	5	—	5

Operating Income	$400	$215	$185

Northern Resources Segment. Revenues increased by $30 million, or 14%, to $242 million in 2004. This increase was due primarily to higher sawlog ($18 million) and pulpwood ($7 million) prices. Sawlog prices increased by 12% due primarily to strong hardwood specialty, lumber and plywood markets, and a limited supply of logs. Pulpwood prices increased by 17% due primarily to a shortage of logging contractors and low mill fiber inventories. Harvest volumes for the Northern Resources Segment were 3.9 million tons for the first nine months of 2004, which approximated our harvest volumes during the same period in 2003. Harvest volumes for all of 2004 are expected to be approximately 5% lower than the 5.6 million tons that were harvested during 2003 due primarily to a planned reduction in harvest levels.

Northern Resources Segment operating income was 31% of its revenues for 2004 and 25% for 2003. This increase was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses increased by $7 million, or 4%, to $167 million in 2004. This increase was due primarily to an increase in log and haul cost as a result of higher fuel costs, longer hauling distances and a shortage of logging contractors, offset in part by a $4 million fire loss recorded during the third quarter of 2003.

Southern Resources Segment. Revenues increased by $20 million, or 6%, to $338 million in 2004. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating income as a percentage of revenue, although operating income is not generally affected.

Despite strong lumber and plywood prices during most of 2004, sawlog prices generally held steady due primarily to an abundant supply of logs. Harvest volumes for the Southern Resources Segment were 9.8 million tons for the first nine months of 2004, which approximated our harvest volumes during the same period in 2003. We expect harvest volumes for all of 2004 to approximate the 13.4 million tons we harvested during 2003.

Southern Resources Segment operating income was 45% of its revenues for 2004 and 48% for 2003. This decrease was due primarily to the increased percentage of delivered log sales and higher fuel costs. Southern Resources Segment costs and expenses increased by $21 million, or 13%, to $185 million in 2004. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber and higher fuel costs.

Real Estate Segment. Revenues increased by $172 million to $280 million in 2004. This increase is due primarily to an increase in land sales activity as the company executes its strategy of selling higher and better use timberlands and non-strategic timberlands. During 2003, we completed an evaluation of our timberlands in which we identified approximately 1.4 million acres of non-strategic timberlands and approximately 1.35 million acres of higher and better use timberlands. Approximately half of the non-strategic timberlands are made up of large blocks of property that are expected to be sold over the next two years. The other half of the non-strategic timberlands consists generally of smaller properties that are expected to be sold over the next five to ten years. The 1.35 million acres of higher and better use timberlands are expected to be sold over the next fifteen years. During the nine months ended September 30, 2004, approximately 250,000 acres of the 700,000 acres of large, non-strategic timberlands were sold for $133 million. During the first nine months of 2003, the company sold $13 million of non-strategic timberlands.

The timing of sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. We expect higher and better use timberland and small parcel, non-strategic timberland sales for the fourth quarter of 2004 to range between $15 million and $25 million. Real Estate Segment sales could be higher depending on the extent of large, non-strategic timberlands sold during the remainder of the year.

Real Estate Segment operating income was 50% of its revenues for 2004, compared to 40% for 2003. Real Estate Segment costs and expenses increased by $75 million to $140 million in 2004. This increase was due primarily to large, non-strategic timberlands transactions ($43 million) and the increase in land sales activity associated with higher and better use timberlands and small parcels of non-strategic timberlands.

Manufactured Products Segment. Revenues increased by $104 million, or 36%, to $396 million in 2004. This increase was due primarily to higher lumber prices ($36 million), higher plywood prices ($34 million) and higher MDF sales volume ($22 million). Lumber prices increased by 32% due primarily to exceptionally strong housing starts during the first nine months of 2004 on top of 25-year record high housing starts during 2003, limited log availability and transportation issues. Housing starts for the first nine months of 2004 were 9% higher than housing during the same period in 2003. Log availability was limited during the first half of 2004 as a result of severe forest fires in the Western United States and Canada during the second half of 2003. Also favorably impacting lumber prices were inventory shortages in 2004 as a result of rail transportation delays. However, commodity lumber prices peaked in August and have since declined by approximately 24%. Plywood prices increased by 44% due primarily to near record high structural panel (plywood and oriented strand board) prices and strong industrial demand. Structural panel prices were at near record high levels during the first six months of 2004 as a result of exceptionally strong housing starts and low field inventories at the beginning of the year. Wholesalers and distributors continued their just-in-time buying pattern during 2003, and as a result, field inventories were not sufficient to meet exceptionally strong demand during the first half of 2004. Industrial demand (boats, recreational vehicles, trailers, etc.) has strengthened due to the improving U.S. economy. However, commodity plywood prices peaked during second quarter of 2004 and have since declined by approximately 44%. MDF sale volume increased by 30% due primarily to resolving all major start-up issues associated with our new MDF thin-board line, which operated near its projected design capacity during 2004.

Manufactured Products Segment operating income was $57 million for 2004, compared to an operating loss of $11 million for 2003. This $68 million improvement in operating performance was due primarily to higher lumber and plywood prices and higher MDF sales volume. Manufactured Products Segment costs and expenses increased by $36 million, or 12%, to $339 million in 2004. This increase in costs was due primarily to higher MDF sales volume and higher lumber raw material costs.

Other Costs and Eliminations / Gain on Sale of Other Assets. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $39 million in 2004, compared to a decrease of $28 million in 2003. This difference of $11 million was due primarily to an increase in corporate expenses ($7 million) and a change in intercompany profit ($4 million). Corporate expenses have increased due primarily to higher costs for long-term incentive plans and higher regulatory costs. Profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties. During the first nine months of 2003, an additional $4 million of deferred intercompany profit was released as a result of depleting our logs decks due to one of the worst fire seasons in Montana in decades.

Since 2001, Plum Creek had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company jointly explored for and developed coal bed methane gas found on certain of its lands in West Virginia and Virginia. During the second quarter of 2004, the company sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million and recorded a gain of $5 million.

Provision for Income Taxes. The provision for income taxes was a $27 million expense for 2004, compared to a $7 million benefit for 2003. This change of $34 million was due primarily to the $68 million improvement in the operating performance for the Manufactured Products Segment and a $5 million gain on the sale of our working interest in a joint operating agreement to Geomet, Inc. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Financial Condition and Liquidity

Net cash provided by operating activities during the nine months ended September 30, 2004 totaled $517 million, compared to $299 million for the same period in 2003. The increase of $218 million was due primarily to a $172 million increase in revenues from timberland sales, including a $120 million increase in revenues from sales of large, non-strategic timberlands, which was used to repay debt, and a $68 million improvement in operating income from our manufacturing facilities.

On August 24, 2004, the company filed with the Securities and Exchange Commission a shelf registration statement under which the company from time to time may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees up to a total amount of $400 million and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time offer and sell debt securities up to an additional total amount of $400 million. As of September 30, 2004, the entire amounts for issuance of equity and debt securities remained available under the shelf registration statement.

In January of 2004, the company refinanced its revolving line of credit with a new $650 million facility maturing on January 15, 2009. As of September 30, 2004, the interest rate for the new facility was LIBOR plus 1.00%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2004, we had $466 million of borrowings and $6 million of standby letters of credit outstanding; $178 million remained available for borrowing under our line of credit. On October 1, 2004, $363 million of the borrowings under our line of credit was repaid.

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). Our borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. We were in compliance with all of our borrowing agreement covenants as of September 30, 2004.

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

On November 2, 2004, our Board of Directors declared a dividend of $0.36 per share, or approximately $66 million, which will be paid on November 30, 2004 to stockholders of record on November 15, 2004. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

In October of 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of September 30, 2004, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Capital expenditures, excluding the acquisition of timberlands, for the nine months ended September 30, 2004 were $49 million, compared to $60 million for the same period in 2003. Planned capital expenditures, excluding timberland acquisitions, for 2004 are expected to be approximately $80 million and include approximately $62 million for our timberlands and $8 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees.

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

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. Canada appealed both the anti-dumping duty and the countervailing duty to the WTO and NAFTA appeal boards. Both the WTO and NAFTA issued initial rulings that affirmed the U.S. position that Canadian stumpage practices are, in fact, providing a subsidy to the Canadian industry, and upheld the validity of antidumping duties imposed on most Canadian producers. Both the WTO and NAFTA rulings also included provisions for re-examining the calculation and level of the countervailing and the anti-dumping duties. As a result of these re-examinations, the countervailing duty was lowered to 12%, and the anti-dumping duty was lowered only slightly, although a recent WTO reversal of its position could lead to an increase back up to original levels. However, on April 30, 2004, NAFTA ruled that the International Trade Commission’s determination of injury to U.S. industry from Canadian lumber imports, which is the basis for imposing the duties, was not supported with substantial evidence. The commission unsuccessfully appealed this decision, and was directed to issue a “no injury” opinion, which was rendered in September 2004. The U.S. Trade Representative has responded by calling for the formation of an Extraordinary Challenge Committee under the NAFTA dispute resolution process to evaluate the NAFTA panel’s injury decision.

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

The Endangered Species Act and comparable state laws protect species threatened with possible extinction. A number of species on our timberlands have been and in the future may be protected under these laws. Protection of threatened and endangered species may include restrictions on timber harvesting, road building and other forest practices on private, federal and state land containing the affected species.

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

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value (B)
September 30, 2004
Fixed Rate Debt
Principal due (A)	$—	$27	$157	$123	$147	$953	$1,407	$1,562
Avg. interest rate	7.6%	7.5%	7.5%	7.4%	7.5%	7.2%
Variable Rate Debt (C)					$20	$466	$486	$486

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value (B)
September 30, 2003
Fixed Rate Debt
Principal due (A)	$—	$27	$27	$157	$123	$1,100	$1,434	$1,623
Avg. interest rate	7.6%	7.6%	7.5%	7.5%	7.4%	7.3%
Variable Rate Debt			$491			$20	$511	$511

(A)	Excludes unamortized premium of $11 million at September 30, 2004 and $18 million at September 30, 2003.

(B)	The decrease in the fair value of our fixed rate debt compared to September 30, 2003 was due primarily to an increase in market interest rates for long-term debt and the repayment of $27 million of borrowings during the nine months ended September 30, 2004.

(C)	As of September 30, 2004, the average interest rate on the $466 million borrowings under our $650 million revolving line of credit maturing on January 15, 2009 was based on LIBOR plus 1.00%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. On October 1, 2004, $363 million of variable rate debt was repaid. The interest rate on the $20 million variable rate senior-note borrowings due in 2008 is based on 3-month LIBOR plus 1.445%.

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

Items 2 through 5 of Part II are not applicable and have been omitted.

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

The company filed a Current Report on Form 8-K, dated July 19, 2004, furnishing a copy of its press release announcing the company’s results of operations for the quarter and six months ended June 30, 2004, and certain related information.

The company filed a Current Report on Form 8-K, dated August 24, 2004, containing audited consolidated financial statements of Plum Creek Timberlands, L.P. for the years ended December 31, 2001, 2002 and 2003, and unaudited consolidated financial statements of Plum Creek Timberlands, L.P. for the six-month periods ended June 30, 2003 and 2004, and related exhibits.

The company filed a Current Report on Form 8-K, dated August 31, 2004, as amended by its Current Report on Form 8-K/A, dated August 31, 2004, disclosing certain amendments to stock option award agreements between the company and members of its board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)
By:	/s/ WILLIAM R. BROWN
WILLIAM R. BROWN
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 4, 2004