Form 10-K
period 2004-12-31
PLUM CREEK TIMBER CO INC
filed 2005-03-04
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2004, was $5,938,437,832. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 28, 2005, was 183,805,877.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2005 Annual Meeting of Shareholders to be held on May 11, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

PART I

When we refer to “we,” “us,” “our,” “the company” or “Plum Creek” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References in Items 1 through 7 to Notes to Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 8 of this form.

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

Historical Price Appreciation.   Due to growing demand combined with limitations on supply caused by, among other factors, environmental restrictions and urban sprawl prices for softwood timber have exhibited a compound annual growth rate of approximately 4% from 1982 through 2004.

Supply and Demand Dynamics

There are five primary end-markets for most of the timber harvested in the United States: products used in new housing construction; products used in the repair and remodeling of existing housing; products for industrial uses; raw material for the manufacture of pulp and paper; and logs for export.

Supply.   Timber supply can fluctuate based upon a variety of factors:

The supply of timber is limited, to some extent, by the availability of timberlands. The availability of timberlands, in turn, is limited by several factors, including government restrictions relating to environmental regulation and land use, alternate uses such as agriculture, and expansion of population centers. The large amounts of capital and long time required to create new timberlands also limits timber supply.

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

OUR BUSINESS

We are one of the largest private timberland owners in the United States, with 7.8 million acres of timberlands located in 19 states. Our timberlands are well diversified, not only geographically, but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands primarily in Idaho, Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. In addition, our Other Segment includes our natural resource businesses that focus on opportunities resulting from our extensive property ownership including opportunities relating to mineral extraction, natural gas production and communication and transportation rights of way. The Real Estate Segment comprises our sales of higher and better use timberlands and sales of non-strategic timberlands, some of which are sold through our taxable REIT subsidiaries.

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

Pursue Acquisitions of High-Quality Timberlands.   The United States timber market is highly fragmented. We believe that there will continue to be numerous timberland acquisition opportunities due to the desire among some paper and forest product companies to sell their timberland assets and the difficulties faced by some small timberland owners in efficiently managing their timberlands. We believe we are well positioned to compete for high-quality timberlands because:

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

Our disciplined acquisition strategy has allowed us to expand and diversify our timberland holdings, as well as increase our cash flow. Since 1989, we have increased our timber holdings from 1.4 million acres to approximately 7.8 million acres at December 31, 2004. These acquisitions have enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations. Our strategy is to continue to make strategic acquisitions that are accretive to cash flow.

Realize the Value of Selected Properties Through Sale or Exchange.   At the same time that we pursue timberland acquisitions, we continually review our timberland portfolio to identify properties that are no longer strategic to our long-term timberland operations or that may have higher and better uses other than as commercial timberlands. We estimate that included in the company’s approximately 7.8 million acres of timberlands are about 1.3 million acres of higher and better use timberlands and about 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. As part of our ongoing review, we evaluate properties based on a number of factors such as proximity to population centers and major transportation routes, and the presence of special ecological or geographic features.

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

Capture the Value of Non-timber Resources on Our Properties.   As part of our resources business, we focus on realizing the maximum value potential of our extensive property ownership, including opportunities relating to mineral extraction. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities.

Practice Responsible Environmental Forestry.   We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. We follow the principles of the Sustainable Forestry Initiative® program (“SFISM”) which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. These principles are reflected in our habitat planning efforts, which have led to the implementation of five major habitat conservation agreements under which we manage approximately 1.9 million acres of our timberlands. Our forestry practices on all of our timberlands have been independently audited and certified by PricewaterhouseCoopers LLP under the SFISM program. Our manufacturing practices follow a set of internally developed environmental principles. See “Federal and State Regulations” below.

Acquisitions and Dispositions

During 2004, Plum Creek acquired approximately 78,000 acres of timberlands located primarily in Arkansas and Maine for $66 million. Timberland dispositions during the same time period comprised approximately 377,000 acres of which 310,000 were located in the Northern and 67,000 in the Southern United States. During 2003, timberland acquisitions consisted primarily of 139,000 acres located in South Carolina, Arkansas and New Hampshire for $162 million. Timberland dispositions for the same time period totaled 125,000 acres of which 78,000 were located in the Northern and 47,000 in the Southern United States. During 2002, we acquired 307,000 acres of timberlands located primarily in Wisconsin for approximately $141 million and sold 37,000 acres.

On October 6, 2001, six former subsidiaries of Georgia-Pacific Corporation (“Georgia-Pacific”), collectively referred to as “The Timber Company,” merged with and into Plum Creek (“The Timber Company Merger”). The Timber Company held all of the assets and liabilities attributed to Georgia-Pacific’s timber and timberland business. In the merger, we acquired approximately 3.9 million acres of primarily pine forests in the southern regions of the United States, 287,000 acres of primarily Douglas-fir forests in Oregon and 542,000 acres of mixed hardwood forests in the Appalachian and northeastern regions of the United States for a purchase price of approximately $3.4 billion.

SEGMENT INFORMATION

Certain financial information for each business segment is included in Note 14 of the Notes to Financial Statements and is incorporated herein by reference.

Northern Resources Segment

As of December 31, 2004, the Northern Resources Segment encompassed 3.4 million acres of timberlands in Idaho, Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin, and contained an estimated 121 million tons (41 million cunits) of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

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

In 2003, we renewed a sourcing agreement with Stimson Lumber Company to supply logs to Stimson’s Montana mills, based upon prevailing market prices, over a three-year period ending at December 31, 2006. We have an agreement with Roseburg Forest Products to supply its Oregon mills with logs, based upon prevailing market prices, expiring December 31, 2005. We have a pulpwood fiber supply agreement with Stora Enso North America Corporation, which expires December 31, 2005, under which we supply specified quantities of fiber at prevailing market prices to Stora’s paper mills. We also have a long-term agreement to supply pulpwood fiber to Sappi Ltd.’s paper facility in Skowhegan, Maine, at prevailing market prices. The fiber supply agreement ends in 2023 and may be extended up to an additional 15 years at the option of Sappi Ltd. We also are committed to supply pulpwood, logs and wood chips, to Smurfit Stone Container Corporation under a long-term supply agreement, which expires on February 26, 2006. In addition to the Northern Resources Segment, our Manufactured Products Segment is also committed under this long-term supply agreement to provide residual wood chips from our log conversion operations to Smurfit Stone. The long-term supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment.

Southern Resources Segment

As of December 31, 2004, the Southern Resources Segment consisted of 4.4 million acres of timberlands (including approximately 320,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas, and contained an estimated 158 million tons (45 million cunits) of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

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

In connection with The Timber Company Merger, our Southern Resources Segment entered into a long-term agreement to sell timber to Georgia-Pacific at prevailing market prices. The supply agreement expires in 2010 subject to an automatic 10-year renewal period, unless either party delivers a timely termination notice. We also have a long-term agreement to supply logs to West Fraser (South) Inc. at prevailing market prices. The supply agreement expires in 2015 and may be renewed for five-year periods thereafter upon mutual consent of both parties. Additionally, we also are committed to supply pulp logs to Graphic Packaging Corporation at prices that are based upon prevailing market prices under a long-term supply agreement. The supply agreement ends in 2016 and can be extended up to an additional 10 years by either party. We expect that our long-term supply agreements with Georgia-Pacific, Graphic Packaging Corporation and West Fraser (South) Inc. will provide us with ongoing secure markets for a substantial portion of the wood fiber harvested from our Southern Resources Segment timberlands. The long-term supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment.

Real Estate Segment

We estimate that included in our approximately 7.8 million acres of timberlands are about 1.3 million acres of higher and better use timberlands and about 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

From time to time, we transfer timberlands to wholly owned taxable REIT subsidiaries that may pursue various activities such as entitlement or zoning to prepare a property for an eventual sale.

We compete with numerous sellers of land in hundreds of local markets. Our sales tend to be tracts of 10 acres or more, with many transactions in excess of 1,000 acres, and occasional transactions exceeding 10,000 acres.

Manufactured Products Segment

Lumber.   We produce a diverse line of softwood lumber products, including common, select and edge-glued boards, studs and finger-jointed studs. Lumber products manufactured in our two studmills, two random-length board mills, and remanufacturing facility in western Montana, along with our remanufacturing facility in Idaho, are targeted to domestic lumber retailers, such as retail home centers, for use in repair and remodeling projects. These products are also sold to stocking distributors for use in home construction.

Competition in our lumber markets is based on price and quality and, to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. We compete in domestic lumber markets with many United States, Canadian and European producers. In the past few years, Canadian lumber producers have increased their penetration into the United States market due to their lower wood fiber costs. Competition from European lumber producers varies from year to year and is significantly impacted by changes in currency exchange rates and ocean freight rates. The lumber market is also subject to competition from substitute products, such as products made from engineered wood composites, fiber/cement composites, plastics and steel.

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

Plywood.   Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets, including boat, recreational vehicle, transportation and concrete forming applications. Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. We also export about 5% of our plywood to Canada. See “Lumber” above for a discussion of residual wood chips.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board, a less expensive substitute wood product used primarily in commodity construction markets. Oriented strand board continues to capture an increasing percentage of the North American structural panel market due to its low cost. Oriented strand board has now captured over 59% of the structural panel market, and this percentage is expected to increase over the next several years as additional oriented strand board plants are built or existing facilities are expanded. This trend has forced closure of marginal plywood capacity over the past several years. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. Recently, competition from imported South American plywood has also impacted the high-grade sanded plywood market. We expect to remain competitive due to our strong customer base, extensive experience in industrial markets, supply of superior quality timber, and reputation for high-quality products.

Medium Density Fiberboard.   Our MDF plant in western Montana supplies high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, commercial wall paneling and substrate for laminate flooring. Our MDF facility has two production lines with a combined capacity of approximately 250 million square feet. In 2004, both lines operated near full production capability yielding a combined output of approximately 246 million square feet. Our thin-board production line commenced operations in October of 2001. During the start-up phase, combined production approximated 198 million square feet of MDF during 2003 and 178 million square feet during 2002.

Outside North America, the MDF industry has undergone dramatic growth in terms of productive capacity and demand for its products. Manufacturers compete on a global scale on the basis of price, quality, service and the availability of specialty products. Additionally, MDF is a ready substitute for solid wood, hardboard and plywood in specific applications. Competition in the North American MDF industry has continued to intensify due to imports from New Zealand, Asia and South America in spite of the U.S. dollar’s recent weakening. In addition, the continuing shift of end product production to offshore manufacturing, as has been seen with certain types of furniture from China and moldings from South America, continues to negatively impact the North American MDF industry.

Other Segment—Natural Resources

As part of our natural resources business, we focus on realizing the maximum value potential of our extensive property ownership, including opportunities relating to mineral extraction, natural gas production and communication and transportation rights of way. This segment represents a diverse array of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities. We currently receive royalty revenue from the extraction of oil, gas, coal and minerals from some of our timberlands.

During the second quarter of 2004, the company sold its working interest in a joint operating agreement related to the development of coalbed methane gas to Geomet, Inc. for $27 million. The agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. In the fourth quarter of 2004, we sold substantially all of our subsurface property rights (primarily coal reserves, excluding coal-bed methane, oil and gas reserves) in Buchanan County, Virginia. In connection with the sale, we received proceeds of $23 million. During the first quarter of 2005, we sold our remaining coal reserves for approximately $21 million in proceeds.

We continue to evaluate a wide variety of non-timber natural resource opportunities, and we expect to continue to negotiate royalty arrangements, leases, joint ventures, and asset sales to capture the maximum value for all of our non-timber natural resource assets.

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

Environmental Stewardship

We practice environmentally responsible resource management. We adhere to the philosophy that environmentally sound management practices contribute to the company’s growth in value by providing greater predictability in the management of its natural resource assets. We follow the principles and objectives of the Sustainable Forestry Initiative® program (“SFISM”), which sets forth a comprehensive approach to responsible forest stewardship. Our forestry practices on all of our timberlands have been independently audited and certified by PricewaterhouseCoopers LLP under the SFISM program. The SFISM program principles, which can be found on the company’s website at www.plumcreek.com, are designed to ensure that forest management is integrated with the conservation of soil, air and water resources, wildlife and fish habitat, and aesthetics.

Consistent with these principles, we have actively engaged in habitat conservation planning. We currently manage 1.9 million acres under five habitat conservation agreements. The habitats of hundreds of species are protected by these agreements, including 15 species listed as threatened under the Endangered Species Act. These conservation agreements include: the Central Cascades Habitat Conservation Plan, which provides habitat protection for 315 species and impacts 0.1 million acres of our timberlands in Washington State; the Swan Valley Grizzly Bear Agreement, which covers 0.1 million acres of our timberlands in western Montana; the Native Fish Habitat Conservation Plan, which provides for habitat protection of 9 species of native trout and salmon on 1.3 million acres of our land in Idaho and Montana; the Red-Cockaded Woodpecker Habitat Conservation Plan, which covers 0.3 million acres of our timberlands in Arkansas and Louisiana; and the Karner Blue Butterfly Habitat Conservation Plan, which extends to 0.1 million acres of our timberlands in Wisconsin. In addition to these completed conservation agreements, we are in the process of negotiating a “safe harbor agreement” with the U.S. Fish and Wildlife Service pursuant to which we will conserve additional habitat for the red-cockaded woodpecker on other portions of our Southern ownership not covered by our Red-Cockaded Woodpecker Habitat Conservation Plan. We expect the safe harbor agreement to cover 0.6 million acres.

RAW MATERIALS

Our lumber and plywood facilities obtain approximately two-thirds of their logs from our Montana timberlands. Our timberlands currently supply high-quality logs and preferred timber species to our lumber and plywood facilities, although future harvest levels on our Montana timberlands are expected to decline. Furthermore, over time the average log size is expected to decline due to evolving harvest and growth patterns.

Our lumber and plywood facilities have purchased and will continue to source stumpage and logs from external suppliers, including the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of stumpage and logs from external sources as harvest levels on our Montana timberlands decline. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues see “Federal and State Regulations” below.) Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. Competition for such wood fiber, however, will intensify as harvest levels decline. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier. Our two lumber remanufacturing facilities (the Montana finger-joint stud plant and the Idaho pine board plant) obtain about 35-45% and 10-20%, respectively, of their lumber raw materials from Plum Creek sawmills, with the remainder being procured from third party suppliers.

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

We have received incidental take permits and similar authorizations pursuant to the Central Cascades Habitat Conservation Plan, the Native Fish Habitat Conservation Plan, the Swan Valley Grizzly Bear Agreement, the Red-Cockaded Woodpecker Habitat Conservation Plan, and the Karner Blue Butterfly Habitat Conservation Plan from the U.S. Fish and Wildlife Service (and from National Marine Fisheries Service, in the case of anadromous species) that in total cover our forest management on 1.6 million acres in the Northern Resources Segment and 0.3 million acres in the Southern Resources Segment. As required by the Endangered Species Act, we prepared habitat conservation plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The habitat conservation plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures including the protection of riparian areas. In consideration for this mitigation, we are authorized to conduct forestry practices that are consistent with the plans, even though they may have an adverse impact on the listed species covered by the plans.

We are currently in the process of negotiating a “safe harbor agreement” with the Fish and Wildlife Service to address the presence on or near some of our Southern properties of red-cockaded woodpeckers, listed as endangered under the Endangered Species Act. Under the proposed agreement, which would cover approximately 0.6 million acres outside of the recently implemented Red-Cockaded Woodpecker Habitat Conservation Plan, we would agree to maintain red-cockaded woodpecker habitat at or above baseline levels. In exchange we would be free to manage our timberlands for commercial timber production within the area of the plan even if such activities might incidentally impact red-cockaded woodpecker habitat.

Although the habitat conservation plans and the grizzly bear agreement have been implemented and are functioning as expected, there can be no assurance that they will remain in force or be sufficient to protect us against subsequent amendments of the Endangered Species Act. And while we expect that the safe harbor agreement for red-cockaded woodpeckers will help us effectively manage the presence of that species on our Southern timberlands, there can be no assurance that an agreement will be reached. Nor can there be any assurance that the habitat conservation plans, the grizzly bear agreement and the safe harbor agreement, individually or collectively, will be sufficient to protect us against the listing of additional species, or against changes to other applicable laws and regulations. Any of these changes could materially and adversely affect our operations.

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

In connection with The Timber Company Merger in 2001, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During the fourth quarter of 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as Plum Creek’s liability in this matter cannot be reasonably determined at this time. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

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

ENCUMBRANCES

Under the terms of our debt agreements, we have agreed not to pledge, assign or transfer timberlands, except under limited circumstances. The holders of our $38 million face value 11.125% First Mortgage Notes due 2007 have a first mortgage lien on a significant portion of our lumber, plywood and MDF facilities.

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

EMPLOYEES

We currently have approximately 760 salaried and 1,230 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of seedlings and the harvesting and delivery of logs are conducted by independent contractors who are not our employees.

Item 2.        Properties

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations. The manufacturing facilities are owned and are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the manufacturing facilities are modern facilities. During 2004, our two MDF production lines operated near full production capability yielding a combined output of approximately 246 million square feet of MDF. Our newly constructed thin-board production facility commenced operations in October of 2001, increasing our overall MDF capacity by about 70%. Combined production during the start-up phase approximated 198 million square feet of MDF during 2003 and 178 million square feet during 2002. During 2004, our lumber and plywood manufacturing facilities produced near capacity taking advantage of strong demand and near record product prices. See Item 1. “Business” for discussion of the location and description of properties and encumbrances related to properties.

Item 3.        Legal Proceedings

There is no individual pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity. However, see Note 13 of the Notes to Financial Statements.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	Office(J)	Officer Since
Rick R. Holley(A)	53	President and Chief Executive Officer	1989
William R. Brown(B)	53	Executive Vice President and Chief Financial Officer	1995
Michael J. Covey(C)	47	Executive Vice President	1998
Thomas M. Lindquist(D)	44	Executive Vice President	2001
James A. Kraft(E)	49	Senior Vice President, General Counsel and Secretary	1989
David A. Brown(F)	50	Vice President, Controller	2002
Barbara L. Crowe(G)	53	Vice President, Human Resources	1997
Joan K. Fitzmaurice(H)	47	Vice President, Audit and Financial Services	2002
David W. Lambert(I)	44	Vice President, Treasurer	2002

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

(J)           Since July 1, 1999, Ms. Crowe and Messrs. Holley, Brown, Brown, Covey, Kraft and Lambert have served in their indicated capacities for Plum Creek Timber Company, Inc. Prior to the July 1, 1999 REIT conversion, the listed individuals served in their indicated capacities of the general partner of Plum Creek Timber Company, L.P. or the predecessor of the general partner. There are no family relationships among them.

PART II

Item 5.                        Market for the Registrant’s Common Equity and Related Stockholder Matters

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange and the Pacific Exchange. As of February 28, 2005, there were approximately 21,441 stockholders of record of 183,805,877 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2004 and 2003, are as follows:

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2004
High	$32.77	$33.35	$35.05	$39.45
Low	28.60	27.30	30.44	34.21
Cash Dividend per Share	$0.35	$0.35	$0.36	$0.36
2003
High	$24.29	$27.30	$27.47	$30.75
Low	20.88	21.50	24.83	25.28
Cash Dividend per Share	$0.35	$0.35	$0.35	$0.35

Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on our ability to make cash payments, borrowing capacity, changes in the prices of and demand for our products, and changes in our ability to sell or exchange timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company delivers value to our stockholders. See Notes 6 and 7 of the Notes to Financial Statements for the restrictions under our debt agreements to pay dividends.

Equity Compensation Plan Information

The following table summarizes options and other rights outstanding under Plum Creek’s equity based compensation plans as of December 31, 2004:

Plan category	Securities to be issued upon exercise(A)	Weighted-average exercise price(B)	Securities available for future issuance(C)
Equity compensation plans approved by security holders	1,727,391	$27.33	10,034,335
Equity compensation plans not approved by security holders(D)	—	—	—

(A)         Number of securities to be issued upon exercise of outstanding stock options.

(B)        Weighted-average exercise price of outstanding options.

(C)        Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (A). Represents shares available for future issuance under the Stock Incentive Plan. See Note 11 of the Notes to Financial Statements for a description of the various stock-based grants that may be issued under the Stock Incentive Plan. At December 31, 2004, 2.4 million shares of the 12.4 million shares available for issuance under Plum Creek’s Stock Incentive Plan have been used for the grant of non-qualified stock options, the grant of restricted stock or payment of vested value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determinable until the end of their respective performance periods.

(D)       As of December 31, 2004, there are 636,090 outstanding options to acquire Plum Creek common stock that were issued originally under the Georgia-Pacific long-term incentive plans as options to acquire Georgia-Pacific’s Timber Company stock. These stock options have a weighted average exercise price of $16.01 per common share and were assumed by the company in connection with The Timber Company Merger. Although the company’s stockholders did not separately approve the assumption of these stock options, the stockholders did approve each of The Timber Company Merger and the related merger agreement (and all of the transactions contemplated by the merger agreement, including the company’s assumption of the stock options). No additional Plum Creek stock options may be granted under the Georgia-Pacific long-term incentive plans as a result of The Timber Company Merger. See Note 11 of the Notes to Financial Statements.

We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance Guidelines, Code of Ethics, and charters for our Audit, Compensation, and Corporate Governance and Nominating Committees. The corporate governance page can be found at www.plumcreek.com, by clicking on “Investors,” and then “Corporate Governance.” You also may obtain copies of these policies and codes by contacting our Investor Relations Department, 999 Third Avenue, Suite 4300, Seattle, Washington 98104, or by calling (206) 467-3600.

Item 6.                        Selected Financial Data

Prior to October 5, 2001, Georgia-Pacific Corporation (“Georgia-Pacific”) had two classes of common stock intended to reflect separately the performance of Georgia-Pacific’s manufacturing (“Georgia-Pacific Group”) and timber businesses (“The Timber Company”). The Timber Company represented the separate group of businesses whose results were tracked by Georgia-Pacific’s Timber Company stock (“Timber Company Stock”) and was engaged primarily in the growing and selling of timber on the approximately 4.7 million acres of timberlands that Georgia-Pacific owned or leased.

On October 5, 2001, Georgia-Pacific redeemed all of the outstanding shares of Timber Company Stock, or 82.3 million shares. In connection with the redemption, each outstanding share of Timber Company Stock was exchanged for one unit, or a “Unit,” that represented one outstanding share of common stock of each of Georgia-Pacific’s former subsidiaries (“Subsidiaries”), which collectively held all of the assets and liabilities attributed to The Timber Company. On October 6, 2001, holders of the Units received 1.37 shares of Plum Creek common stock for each Unit, totaling 112.7 million shares. Therefore, 112.7 million shares have been applied retroactively in computing basic earnings per share for all periods prior to the merger. Diluted earnings per share include the dilutive effect of 3.8 million outstanding options using the treasury stock method at the converted exercise prices ranging from $15.29 to $18.34 per share.

The Timber Company Merger was accounted for as a “reverse acquisition,” with The Timber Company being treated as the acquirer for accounting and financial reporting purposes. As a consequence, the historical financial statements of The Timber Company became the financial statements of Plum Creek effective as of October 6, 2001. The financial data for the year ended December 31, 2001, includes the operating results of The Timber Company up until the date of the merger and the operating results of the merged company for the remainder of the year. The financial data for 2000 reflects only the data of The Timber Company.

As a consequence of The Timber Company Merger, which involved merging a taxable entity into a nontaxable entity, a tax benefit of $216 million was recognized in the fourth quarter of 2001. This tax benefit represented the elimination of a deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in transactions subject to built-in gains tax during a ten-year period following the merger. Subsequent to The Timber Company Merger, Plum Creek conducts most its activities through various wholly owned operating partnerships. The activities of the operating partnerships consist primarily of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. See Note 4 of the Notes to Financial Statements.

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2004(A)	2003(A)	2002(A)	2001(B)	2000
Revenues	$1,528	$1,196	$1,137	$598	$493
Operating Income	477	303	338	250	303
Net Interest Expense	111	117	103	54	44
Income before Income Taxes	366	186	235	196	259
Benefit (Provision) for Income Taxes	(27)	6	(2)	142	(97)
Income from Continuing Operations	339	192	233	338	162
Gain on Sale of Properties, net of tax	23	—	—	—	—
Net Income	362	192	233	338	162
Non-Cash Items
Depreciation, Depletion and Amortization(C)	114	108	106	55	27
Basis of Real Estate Sold	134	66	28	18	17
Balance Sheet Items
Total Assets	4,378	4,407	4,294	4,129	1,619
Total Debt, including Timber Obligations	1,897	2,076	1,884	1,701	1,009
Earnings per Share
Income from Continuing Operations
Basic	$1.85	$1.05	$1.26	$2.61	$1.44
Diluted	$1.84	$1.04	$1.26	$2.58	$1.42
Net Income
Basic	$1.97	$1.05	$1.26	$2.61	$1.44
Diluted	$1.97	$1.04	$1.26	$2.58	$1.42
Dividend Declared per Share(D)	$1.42	$1.40	$1.49	$1.14	—
Harvest Volume (in million tons)	18.6	19.0	19.3	13.9	11.7

(A)         During 2004, Plum Creek acquired approximately 78,000 acres of timberlands for $66 million. Timberland dispositions during the same time period comprised approximately 377,000 acres. During 2003, the company acquired 139,000 acres of timberlands for $162 million and disposed of 125,000 acres. During 2002, the company acquired 307,000 acres of timberlands for $141 million and sold 37,000 acres.

(B)        Effective January 1, 2001, the company changed its accounting policy for timber reforestation costs by capitalizing certain costs incurred after a timber stand has been established, primarily silviculture costs, that were previously expensed. Additionally, as a consequence of The Timber Company Merger, a tax benefit of $216 million was recognized in 2001.

(C)        Includes $9 million lumber mill impairment loss in 2004 and $4 million loss related to forest fires in 2003.

(D)       Since The Timber Company was not a separate legal entity but rather an operating division of Georgia-Pacific, The Timber Company common stock, the only equity issued with respect to The Timber Company, represented a class of Georgia-Pacific’s common stock. The Timber Company common stock paid a quarterly dividend of $0.25 per share. Subsequent to The Timber Company Merger, Plum Creek paid dividends of $0.57 per share on November 30, 2001, and again on December 28, 2001. The December 28, 2001, dividend represents the acceleration of our fourth quarter 2001 dividend that normally would have been paid in February 2002.

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

OVERVIEW

Operating Performance

Operating income increased by $174 million, or 57%, to $477 million in 2004. This increase of $174 million was due primarily to higher real estate sales and record income from our manufacturing segment. Operating income from our Real Estate Segment increased by $105 million, or 223%, to $152 million. During 2003 we completed an evaluation of our timberlands and concluded that approximately two-thirds of the acres we own represents core timberlands, approximately one-sixth represents higher and better use timberlands and approximately one-sixth represents non-strategic timberlands. During 2004 we initiated a plan to sell the non-strategic timberlands over the next five to ten years, as well as increase our higher and better use timberland sales. As a result, we sold 377,000 acres of timberlands in 2004 compared to selling 125,000 acres in 2003.

Operating income for our Manufactured Products Segment was $58 million in 2004 compared to an operating loss of $5 million in 2003. This increase of $63 million was due primarily to exceptionally strong lumber and plywood prices as a result of record-high housing starts. Housing starts during 2004 were approximately 1.95 million units, which was a 5.7% increase over the 25-year record high housing starts reached during 2003.

Operating income in our Northern Resources Segment increased by $18 million, or 22%, to $100 million in 2004 compared to 2003, and operating income in our Southern Resources Segment decreased by $9 million, or 4%, to $207 million in 2004 compared to 2003. The improved operating performance in our Northern Resources Segment is due primarily to the increased demand for sawlogs as a result of near record-high lumber and plywood prices. However, despite strong lumber and plywood prices, sawlog prices in our Southern Resources Segment generally held steady during 2004 due primarily to an ample supply of logs. Throughout our southern timberland ownership there are thousands of small private timberland owners. These small private timberland owners generally increase the number of logs they harvest whenever the demand for logs improves, which tends to mitigate any upward price pressure on our southern sawlogs.

Our 2004 earnings were also impacted by a $9 million ($5 million net of tax) impairment loss for one of our lumber mills (see “Critical Accounting Policies, Impairment of Long-Lived Assets” under this Item), and a $23 million gain on sale of properties, net of tax, from the sale of some of our coal reserves (see Note 3 of the Notes to Financial Statements). During the first quarter of 2005, we sold the remainder of our coal reserves for approximately $21 million in proceeds.

Key Economic Factors Impacting Our Business

Our operating performance is impacted primarily by the supply and demand for logs and wood products in the United States. The short-term supply of logs is impacted primarily by weather and the level of harvesting activities. The demand for logs in the United States is impacted by housing starts, repair and remodeling activities and the amount of imported lumber, primarily from Canada. Housing starts are impacted primarily by interest rates. Mortgage interest rates continued at historically low levels during 2004 (averaging 6.0% for the year based on a 30-year fixed-rate conventional loan), which contributed to U.S. housing starts of approximately 1.95 million units during 2004, their highest level in the past 25 years.

During 2004, the demand for sawlogs increased due to strong lumber and plywood prices as a result of record-high housing starts. In our Southern Resources Segment, the supply of sawlogs increased in response to the increase in the demand for sawlogs. However, in our Northern Resources Segment, due to the extensive ownership of timberlands by governmental agencies there was only a limited increase in the supply of logs.

During 2004, the demand for wood products increased due to exceptionally strong housing starts and an improving U.S. economy. The supply of wood products in the United States is generally limited by the amount of installed production capacity (e.g., lumber mills) in North America, and to a lesser extent the level of offshore imported wood products. Lumber and plywood prices were at near record levels during much of 2004 due to the significant increase in demand and only a modest increase in the supply of lumber and plywood.

Imports of lumber and other wood products into the United States are impacted by currency exchange rates, tariffs and quotas, availability and cost of transportation, and the relative cost of manufacturing wood products. Canadian imports into the U.S. capture a significant share (approximately 35%) of the U.S. lumber market. A U.S. industry coalition believes the Canadian government, which owns most of the timberlands in Canada, provides unfair subsidies by selling timber at below market prices. Prior to 2002, a trade agreement with Canada limited imports of lumber into the United States. Since May 2002, the U.S. has imposed duties on Canadian imports. At the same time, the U.S. and Canada have been trying to reach a negotiated settlement, but to date no settlement has been reached.

During 2004, the U.S. dollar depreciated against most other major currencies in the world. Despite a weaker U.S. dollar, imports of wood products into the United States from Canada increased due to extremely strong lumber and plywood prices, as well as an increase in offshore imports.

Core Timberlands

We estimate that of our approximately 7.8 million acres of timberlands about 70% (5.5 million acres) are highly productive and strategically located near key customers and markets. We have also identified approximately 17% (1.3 million acres) of our timberlands as having values well in excess of timberland values (“higher and better use timberlands”). These properties are better suited for recreational, conservation or development purposes. Finally, we have identified approximately 13% (1.0 million acres) of our timberlands as being non-strategic.

We expect to sell our higher and better use timberlands over the next 15 years. The non-strategic timberlands, which are made up of large parcels as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. The capital generated from the sale of timberlands will be used for a variety of purposes, which may include strategic acquisitions of additional core timberlands, investments in our business, payments of dividends, repayments of debt and/or repurchases of our stock.

Harvest Levels

Our operating performance is also impacted by the volume of trees we harvest each year and the percentage of sawlogs and pulpwood included in our annual harvest. During 2004, we harvested a total of 18.6 million tons compared to a total of 19.0 million tons during 2003. We expect to harvest approximately 19.5 million tons during 2005. We expect the percentage mix of sawlogs and pulpwood included in our 2005 harvest to be comparable to the percentage mix we harvested during 2004. Future harvest levels may vary from historic levels to take advantage of favorable prices or due to factors outside of our control such as weather and fires. Future harvest levels may also be impacted by our sale of timberlands and the extent to which proceeds are reinvested in core timberlands.

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

We believe that the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements:

Revenue Recognition

Timber sales revenues are recognized when legal ownership and the risk of loss transfer to the purchaser and the quantity sold is determinable. The company sells timber under delivered log agreements and sales of standing timber (or “stumpage”) using pay-as cut contracts and lump-sum sale agreements.

(1) Delivered Log Sales.   Under a delivered log sale agreement, the seller harvests the tree and delivers it to the buyer. Revenue is recognized when the log is delivered as risk of loss and title transfer to the buyer. With delivered log sales, the seller incurs the cost of logging and hauling. For the last few days of an accounting period, there are typically delivered logs for which we have not received documentation and therefore have not processed the transaction in our log accounting system. For these sales, we estimate the delivered log sale information and make an accrual for these deliveries along with an accrual for the costs of logging and hauling in the appropriate accounting period.

(2) Pay-as-Cut Contracts.   Pay-as-cut contracts are agreements which the buyer agrees to harvest all of the trees on a tract of land for an agreed upon price for each type of tree over the term of the contract (usually 12 to 18 months). In some cases an advance is received in connection with pay-as-cut contracts, and in other cases the buyer agrees to harvest only certain trees on a tract of land. Under pay-as-cut contracts, the buyer is responsible for all logging and hauling costs. Revenue is recognized when the trees are harvested, as title and risk of loss has transferred to the buyer. Along with their payment, the buyer furnishes us with supporting information for the amount of wood that has been removed. Total revenue recognized under a pay-as-cut contract is a function of the total volume of wood removed multiplied by the agreed upon per unit price for each of type of tree on a tract of land. There is typically a lag between the time the tree is harvested and the time the buyer pays us for the tree. At the end of each accounting period, we estimate the amounts harvested under pay-as-cut contacts and make an accrual for the trees that have been cut but for which we have not received documentation.

(3) Lump-sum sale agreements.   Under a lump-sum sale agreement, the buyer and seller agree to a lump-sum price for all the timber available for harvest on a tract of land. Generally the lump-sum price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is cut. Therefore, revenue is recognized based on the amount of timber actually harvested, compared to total timber available to be harvested on a tract of land over the term of the contract (usually 12 to 18 months). Under a lump-sum sale, the buyer is responsible for all logging and hauling costs. Lump-sum sales are generally marketed and sold to the highest bidder. Bids are typically based on a timber cruise, which is an estimate of the total volume of timber on a tract of land broken down by the various types of trees (such as softwood sawlogs, hardwood pulpwood, etc.). Total revenue recognized under a lump-sum sale contract is the amount of the highest bid, and is not dependent upon the volume or type of trees actually harvested.

Since revenue is recognized under a lump-sum sale agreement as the trees are cut, an estimate of how much revenue to recognize each month is made based on how much volume has been removed compared to the total volume available for harvest on a tract of land according to the timber cruise. We generally receive weekly information from the buyer regarding how much volume has been removed. Additionally, we gather information by observing the tract to estimate the percentage of original timber harvested. In most cases, the total volume harvested from a tract of land is different than the volume estimated in the timber cruise. If the total volume removed is greater than the cruise-estimated volume, we will stop recognizing revenue once the total revenue recognized is equal to total lump-sum contract price. No revenue will be recognized for volumes harvested in excess of the cruise-estimated volume. If the total volume removed is less than the cruise-estimated volume, an adjustment will be recorded in the month in which we learn of the difference. The adjustment is an increase in revenue equal to the difference between the total revenue recognized to date and the total lump-sum contract price. Finally, for our larger lump-sum contracts, which cover multiple tracts, we adjust revenues at the end of each accounting period for any known trends in the tracts that have been completely harvested. For lump-sum contracts completed during the past twelve quarters, our largest quarterly adjustment to record the difference between estimated lump-sum revenues and actual revenues has been $0.6 million.

The following tables summarize amounts recognized under each method from sales to external customers in the company’s financial statements for the years ended December 31 (in millions):

	2004	2003
Revenues from
Delivered log sales	$563	$520
Pay-as-cut sales	$53	$66
Lump-sum sales	$47	$53

	December 31, 2004	December 31, 2003
Accrued revenues for delivered and pay-as-cut log sales	$15	$33
Deferred revenues for lump-sum contracts	$6	$4

We attempt to estimate accrued revenues at the end of each accounting period based on the best information available. We do not believe that there is a material difference between estimated accrued revenues and actual revenues.

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, a substantial portion of our timber sales consists of either pay-as-cut contracts or lump-sum sales. Under both pay-as-cut contracts and lump-sum sales, the buyer is responsible for the logging and hauling costs. Therefore, operating profit as a percentage of revenue is significantly higher in our Southern Resources Segment.

Real Estate Sales

We estimate that included in the company’s 7.8 million acres of timberlands are approximately 1.3 million acres of higher and better use timberlands and 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. The timing of real estate sales, however, is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. As a result, the timing of our real estate sales may materially impact our reported operating income and net income.

During 2004, the Real Estate Segment reported an operating profit percentage of approximately 50%. Our Real Estate Segment’s annual operating profit percentage can range from 35% to 75% of revenues. Operating profit percentages vary significantly and depend upon the mix of real estate sales. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, the sale of conservation easements will have an operating profit percentage of close to 100% because no book basis is allocated to this type of revenue. Sales of recently acquired properties will generally have relatively lower operating profit percentages while sales of properties held for a long time will tend to have relatively higher operating profit percentages. Sales of timberlands owned by Plum Creek prior to The Timber Company Merger, which, for accounting purposes, were deemed acquired as of the merger date, will thus have low operating profit percentages since these properties were recorded at appraised value as of October 2001.

In connection with major timberland acquisitions we are generally not able to identify our future real estate sales. However, while our purchase price allocation and related appraisals reflected greater values for real estate which may be sold in the future for uses which have a higher value than timber production, we are generally not able to identify specific properties. Therefore, in connection with our purchase price allocation for timberland acquisitions, the greater values for real estate are allocated proportionately among all the acres acquired, except when we can specifically identified properties. In general, however, timberlands are acquired primarily for long-term use in our timber operations and specific properties cannot be identified in advance because their value is dependent upon numerous factors, most of which are not known at the acquisition date, including current and future zoning restrictions, current and future environmental restrictions, future changes in demographics, future changes in the economy, current and future plans of adjacent landowners, and current and future funding of government and not-for-profit conservation and recreation programs. We believe that current and future results of operations could be materially different under different purchase price allocation assumptions, and generally, when we acquire properties, we do not have the ability, with any level of precision, to estimate which of the acquired properties will someday sell for more than their underlying timber production value.

Impairment of Long-Lived Assets

In general, the company evaluates its ability to recover its net investment in long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value (net book value) of such assets exceeds the estimated future undiscounted cash flows attributable to such assets over their expected useful life. Impairment losses are measured by the extent to which the carrying value of a group of assets exceeds the fair value of such assets at a given point in time. When the fair values of the assets are not available, the company estimates the fair values by using the discounted expected future cash flows attributable to the assets. The cash flows are discounted at the risk-free rates of interest. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes.  Furthermore, SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets held for sale when the carrying value of such assets exceeds an amount equal to their fair value less selling costs.

The company has grown substantially through acquisitions in recent years. A large portion of the carrying value of the company’s Timber and Timberlands, and Property, Plant and Equipment represents amounts of the purchase price of recent acquisitions allocated to those assets. The allocation of the purchase price in a business combination is highly subjective. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. SFAS No. 144 requires that long-lived assets be grouped and evaluated for impairment at the lowest level for which there are independent cash flows. The company tracks cash flows for its 7.8 million acres of timberlands by grouping them into seven geographic areas in the Northern Resources Segment and nine geographic areas in the Southern Resources Segment. Additionally, the company tracks cash flows for each of its ten manufacturing facilities.

(1)  Timber and Timberlands Used in Our Business.   SFAS No. 144 provides that for assets used in a business, an impairment loss is recorded only when the carrying value of such assets is not recoverable through future operations. The recoverability test is based on undiscounted future cash flows over the expected life of the assets. The company uses one harvest cycle (which ranges between 20 and 90 years) for evaluating the recoverability of its timber and timberlands. As a result of the inherently long life of timber and timberlands, the company does not expect to incur an impairment loss in the future for the timber and timberlands used in its business.

(2)  Timber and Timberlands Held for Sale.   SFAS No. 144 provides that an impairment loss is recognized for long-lived assets held for sale when the carrying value of such asset exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer, and the sale is expected to close within one year. During 2004, the above criteria were met by a number of our timberland properties, and we recognized impairment losses of $21 million. Similarly, we recognized impairment losses of $14 million during 2003 in connection with timberlands held for sale. See Note 3 of the Notes to Financial Statements. We expect to continue to sell or exchange non-strategic timberlands to other forest products companies or non-industrial investors, and it is probable that we will recognize, in accordance with SFAS No. 144, additional impairment losses in the future in connection with sales of non-strategic timberlands.

(3)  Property, Plant and Equipment.   The carrying value of Property, Plant and Equipment represents primarily the net book value of our ten manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful live of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs, volumes of product sold, and residual value of the facility. During the fourth quarter of 2004, we recognized an impairment loss of $9 million in connection with one of our lumber mills due to a declining supply of logs. The availability of logs in close proximity to our mills has been declining and is expected to decline further in the future. We currently estimate that the carrying value for our other nine manufacturing facilities is recoverable through future operations and that our estimate of future cash flows is reasonable. However, if wood product prices were to decline and remain weak for an extended period of time, or if log or raw material availability declines more than expected, the company may be required to record an impairment loss for one or more of its manufacturing facilities in a future period.

Depletion

Depletion, or costs attributed to timber harvested, is recorded as trees are harvested. Depletion rates for each region are adjusted at least annually. Depletion rates are computed by dividing (A) the sum of (1) the original cost of the timber less previously recorded depletion plus (2) estimated future silviculture costs, including the impact of inflation, that are expected to be incurred over the next harvest cycle, by (B) the total timber volume that is estimated to be harvested over the harvest cycle. The harvest cycle can be as short as 20 years in the South to as long as 90 years in the North. The estimate of future silviculture costs is limited to the expenditures that are expected to impact growth rates over the harvest cycle. The depletion rate calculations do not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest.

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2004	2003
Depletion Expense
Northern Resources Segment	$20	$23
Southern Resources Segment	46	44
Total depletion expense	$66	$67
Average Depletion Rates (per ton)
Northern Resources Segment	$3.78	$4.16
Southern Resources Segment	$3.47	$3.25
Assumptions Used to Determine the Average Depletion Rates
Estimated future silviculture costs, including the impact of inflation
Northern Resources Segment	$53	$58
Southern Resources Segment(A)	$381	$330
Estimated future volume (in million tons)
Northern Resources Segment	281	289
Southern Resources Segment	456	441
Sensitivity of 2004 Results to Changes in Key Assumptions
Increase in depletion expense for a 10%:
Increase in estimated future silviculture costs(B)
Northern Resources Segment	$0.1
Southern Resources Segment	$1.0
Decrease in estimated future volume(C)
Northern Resources Segment	$2.2
Southern Resources Segment	$5.1

(A)         Increase in future estimated silviculture costs is due, in part, to recent acquisitions that increased total estimated acres to receive silviculture treatments, primarily fertilization. The impact of this increase on our depletion rates was partially offset by a corresponding increase in estimated future harvest volumes related to these acquisitions. Additionally, for certain timber stands we estimated application of an additional fertilization treatment during the harvest cycle. This additional fertilization was estimated to reduce the harvest cycle length, rather than increase estimated future harvest volumes.

(B)        Assumes future timber volumes do not change.

(C)        Assumes future silviculture costs do not change.

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

The company has invested in technology that enables it to predict its current standing inventory of trees, future growth rates, and the benefits of scientific advancements in connection with seedlings, planting techniques and fertilizer applications. Therefore, while estimates with respect to depletion computations will be revised at least annually, we do not expect the depletion rates will change materially from year to year.

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

Plum Creek will generally be subject to corporate-level tax (built-in gains tax) only if it makes a taxable disposition of certain property acquired in The Timber Company Merger within the ten-year period following the merger date. The built-in gains tax only applies to gains from such asset sales to the extent the fair value of the property exceeds its tax basis at the merger date. In accordance with SFAS No. 109, Accounting for Income Taxes, the company recorded a tax benefit of $216 million in the fourth quarter of 2001 as a result of The Timber Company Merger. The benefit of $216 million represents the elimination of the deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in a transaction subject to built-in gains tax during a ten-year period following the merger.

We estimate that approximately 5% of The Timber Company’s timberlands will be sold in one or more taxable transactions over the ten-year period ending October 5, 2011. As a result, $11 million of deferred taxes related to timberlands were not eliminated during the fourth quarter of 2001. Timberland sales subject to the built-in gains tax through December 31, 2004, reduced our deferred tax liability by $0.6 million. This amount was lower than originally estimated because a significant portion of the proceeds from our timberland sales that would otherwise be subject to the built-in gains tax were reinvested in like-kind property. The built-in gains tax can generally be avoided to the extent proceeds are reinvested in like-kind property within the statutory time period. It is not possible to predict whether we will be able to identify suitable replacement properties in the future in order to avoid the built-in gains tax. It is likely that actual timberland sales over the ten-year built-in gain period will be greater than, or less than, 5%. An adjustment to earnings will be required in the period in which it is determined that timberland sales subject to the built-in gains tax will be greater than, or less than, 5%.

Long-Term Incentive Plans

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, dividend equivalents and value management awards. See Note 11 of the Notes to Financial Statements. During 2004, the company recognized $13 million of compensation expense associated with its long-term incentive plans, of which $6 million related to value management awards.

Value management awards provide incentive compensation to participants that is contingent upon the company’s performance measured against the performance of a peer group over a three-year period. Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the company’s total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total shareholder return is above the 75th percentile.

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

The performance period for the 2002 value management awards ended on December 31, 2004. Due to the company’s strong relative performance, awards valued at $9 million in the aggregate vested at December 31, 2004. The company recorded compensation expense in connection with the 2002 grants of $5 million, $2 million, and $2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

During 2004, the company recorded compensation expense of $1 million in connection with the 2004 grants of value management awards. The 2004 estimated expense was based on the assumption that the company would achieve target performance at the end of the three-year performance period. If we had assumed maximum performance at the end of the performance period, the 2004 expense would have been $3 million.

Pensions

Plum Creek provides pension benefits under defined benefit pension plans that cover substantially all of our employees. See Note 10 of the Notes to Financial Statements. We maintain a qualified defined benefit pension plan and several supplemental (non-qualified) defined benefit pension plans. Participants’ benefits generally vest after five years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year treasury bond rate. Furthermore, employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on highest monthly average earnings during any consecutive sixty-month out of the last 120-month period and the number of years of service credit. The benefits of hourly employees are generally based on a fixed amount per year of service.

Plum Creek’s contributions to its qualified pension plan vary from year to year, but the company has made at least the minimum contributions required by law in each year. Furthermore, we intend to fund our qualified pension plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (“ABO,” the approximate actuarially computed current pension obligation if the plan was discontinued). The company has the same funding policy for the non-qualified plans. However, assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors.

The computation of the company’s benefit obligation, pension cost and accrued pension liability under accounting principles generally accepted in the United States of America requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2004	2003
Assumptions Used to Determine the Benefit Obligation at December 31
Discount rate(A)	5.75%	6.25%
Rate of compensation increase(C)	3.70%	4.50%
Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.25%	6.75%
Expected long-term return on plan assets(B)	7.75%	7.75%
Rate of compensation increase(C)	3.70%	4.50%

(A)         The December 31, 2004 discount rates were determined by the resulting yield of a hypothetical bond portfolio at December 31, 2004, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2004.

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

Other key assumptions used in the estimate include primarily those underlying the mortality table, and expected long-term rates for inflation, retirement and withdrawals, all of which are based on plan experience and standard actuarial methods but which are nevertheless subject to uncertainty.

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

The following table summarizes key financial measures and sensitivities to changes in assumption for the years ended December 31 (in millions):

	2004	2003
Key Financial Measures
Pension expense	$7	$6
Cash pension plan contributions—qualified plan	9	5
Cash grantor trust funding—supplemental plans	1	1
Unfunded accrued pension cost	14	14
Sensitivity to Changes in Key Assumptions
Increase in pension expense for every 0.25 percentage point:
decrease in long-term rate of return on plan assets	$0.2
decrease in weighted average discount rate	0.3
increase in rate of increase in compensation levels	0.1
Increase in qualified pension funding for every 0.25 percentage point decrease in weighted average discount rate	$3.7

Assuming an average long-term rate of return on plan assets of 7.75%, a weighted average discount rate of 5.75% and a 3.7% rate of increase in compensation levels, we project that our pension expense for 2005 through 2007 will be approximately $9 million annually, compared to $7 million in 2004. Over the same time period, the annual cash funding required under our present funding policy for the qualified pension plan is expected to be approximately $3 million during 2005, increasing to approximately $6 million in 2008.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES AND COMMITMENTS

The consolidated financial statements of the company reflect all of the operations and assets and liabilities of the company. The company has no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Consequently, the company has no off-balance sheet debt. Furthermore, except for certain interest rate hedging transactions in 2002, discussed more fully in Note 9 of the Notes to Financial Statements, the company is not a party to any derivative transactions.

The following table summarizes our contractual obligations at December 31, 2004 (in millions):

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(A)	$1,875	$27	$280	$815	$753
Operating lease obligations	12	3	4	3	2
Timber obligations	12	1	2	2	7
Long-term incentive plans	18	11	5	2	—
Purchase Obligations(B)	37	26	8	1	2
Other Long-Term Liabilities(C)	—	—	—	—	—
Total Contractual Obligations	$1,954	$68	$299	$823	$764

(A)         Excludes unamortized premiums of $10 million at December 31, 2004.

(B)        Purchase obligations are comprised primarily of $12 million for raw materials for our MDF facilities, $12 million for third-party logs for our plywood and sawmill facilities, $6 million for reforestation and silviculture, and $4 million for real estate development and other activities.

(C)        We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2004, other long-term liabilities include workers’ compensation of $7 million, deferred compensation obligations of $14 million and non-qualified pension obligations of $15 million. During each of the past two years we have funded approximately $2 million for workers’ compensation payments and expected the same in the near future. We have made contributions to our qualified pension plan such that the fair value of the pension plan assets at December 31, 2004, exceeds the actuarially computed accumulated benefit obligation. As a result of this funding level, there are no qualified pension-funding obligations at December 31, 2004. We have several grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2004, the fair value of assets in one of our grantor trust is approximately equal to our deferred compensation obligation of $14 million. Additionally, at December 31, 2004, the fair value of assets in another grantor trust is approximately equal to the actuarially computed accumulated benefit obligation for our non-qualified pension plans of $15 million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. See Notes 8 and 10 of the Notes to Financial Statements.

EVENTS AND TRENDS AFFECTING OPERATING RESULTS

Harvest Plans

We determine our annual roundwood (sawlogs and pulpwood, including stumpage sales) harvesting plans based on a number of factors. At the stand level, ranging in size from 10 to 200 acres, we consider the age, size, density, health and economic maturity of the timber. A stand is a contiguous block of trees of a similar age, species mix and silvicultural regime. At the forest level, ranging in size from 105,000 to 770,000 acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, certain external conditions such as supply agreements, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands. “Harvest scheduling” is the technical approach using computer modeling that considers all of the above factors along with forest growth rates and financial assumptions to project future harvest plans for a number of years forward.

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

Harvest levels in the Northern Resources Segment were 5.2 million tons during 2004 and 5.6 million tons during 2003. Harvest levels in the Northern Resources Segment in 2005 are expected to increase by approximately 2%. Harvest levels in the Southern Resources Segment were 13.3 million tons during 2004 and 13.4 million tons during 2003. Harvest levels in the Southern Resources Segment in 2005 are expected to increase by approximately 7%.

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

The trade agreement expired in March 2001, and soon thereafter a U.S. industry coalition, of which Plum Creek is a member, submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. In March 2002, the Department of Commerce rendered a final determination in favor of the U.S. industry coalition and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties in April 2002 to 18.8% and 8.4%, respectively. In May 2002, the International Trade Commission rendered a final determination that the U.S. industry was threatened with material injury from Canadian lumber imports. Following this determination, the Department of Commerce put into effect the countervailing and anti-dumping duties in May 2002. Reports indicate, however, that the final duties have not had the effect of decreasing Canadian lumber imports’ share of the U.S. market.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. Canada appealed both the anti-dumping duty and the countervailing duty to the WTO and NAFTA appeal boards. Both the WTO and NAFTA issued initial rulings that affirmed the U.S. position that Canadian stumpage practices are, in fact, providing a subsidy to the Canadian industry, and upheld the validity of antidumping duties imposed on most Canadian producers. Both the WTO and NAFTA rulings also included provisions for re-examining the calculation and level of the countervailing and the anti-dumping duties. In its most recent administrative review ruling in December 2004, the Department of Commerce recalculated the countervailing duty rate to 16.4% and the anti dumping duty rate to 3.8%, for a combined duty of 20.2%.

On April 30, 2004, NAFTA ruled that the International Trade Commission’s determination of injury to U.S. industry from Canadian lumber imports, which is the basis for imposing the duties, was not supported with substantial evidence. The commission unsuccessfully appealed this decision, and was directed to issue a “no injury” opinion, which was rendered in September 2004. The U.S. Trade Representative responded by calling for the formation of an Extraordinary Challenge Committee under the NAFTA dispute resolution process to evaluate the NAFTA panel’s injury decision. A panel was formed to hear the challenge, and arguments before the panel are expected to take place in March of 2005, and no decision is expected from the panel before the end of April 2005.

To avoid protracted litigation, the U.S. and representatives of the Canadian government continue to pursue a settlement agreement. However, there can be no assurance that an agreement will be reached, or that the terms of any such final agreement would be favorable to the U.S. lumber industry’s interests. Therefore, other factors remaining unchanged, the downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase, particularly during periods of weak lumber demand.

Comparability of Financial Statement Periods

Acquisitions and Divestitures.    We have pursued and expect to continue to pursue both the acquisition and divestiture of timberlands to increase the value of our assets. During 2004, we acquired 78,000 acres of timberlands located in Arkansas and Maine. During 2003, we acquired 139,000 acres of timberlands located primarily in South Carolina, Arkansas and New Hampshire. During 2002, we purchased 307,000 acres of timberlands located primarily in Wisconsin. We sold approximately 377,000 acres of timberlands in 2004, 125,000 in 2003, and 37,000 in 2002. As a result of these timberland acquisitions and dispositions, our ownership was 7.8 million acres at December 31, 2004, 8.1 million acres at December 31, 2003, and 8.0 million acres at December 31, 2002. Accordingly, the comparability of periods covered by the company’s financial statements is, and in the future may be, affected by the impact of timberland acquisitions and divestitures.

RESULTS OF OPERATIONS

The following table compares Operating Income (Loss) by Segment for the years ended December 31 (in millions):

	2004	2003	2002
Northern Resources	$100	$82	$80
Southern Resources	207	216	227
Real Estate	152	47	64
Manufactured Products	58	(5)	1
Other	9	7	7
Gain on Sale of Other Assets	5	—	—
Total Segment Operating Income	531	347	379
Other Costs & Eliminations	(54)	(44)	(41)
Operating Income	$477	$303	$338

2004 Compared to 2003

Northern Resources Segment.   Revenues increased by $16 million, or 5%, to $325 million in 2004. This increase was due primarily to higher sawlog prices ($27 million) and higher pulpwood prices ($9 million), offset in part by lower sawlog sales volume ($23 million). Sawlog prices increased by 12% due primarily to strong lumber and plywood markets, good hardwood specialty demand, and a limited supply of logs. Pulpwood prices increased by 17% due primarily to a shortage of logging contractors and low mill fiber inventories. Sawlog sales volume decreased by 9% due primarily to a planned reduction in harvest levels.

Northern Resources Segment operating income was 31% of its revenues for 2004 and 27% for 2003. This increase was due primarily to higher sawlog and pulpwood prices, offset in part by higher log and haul costs. Segment costs and expenses decreased by $2 million, or 1%, to $225 million in 2004. This decrease was due primarily to lower harvest volumes ($9 million) and as a result of no fire loss during 2004 compared to a $4 million fire loss in 2003, offset in part by higher log and haul cost ($10 million). Log and haul costs increased by 7% on a per ton basis due primarily to higher fuel costs, longer hauling distances and a shortage of logging contractors.

Southern Resources Segment.   Revenues increased by $14 million, or 3%, to $459 million in 2004. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold, the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating income as a percentage of revenue, although operating income is not generally affected. Despite strong lumber and plywood prices during most of 2004, sawlog prices generally held steady due to an abundant supply of logs.

Southern Resources Segment operating income was 45% of its revenues for 2004 and 49% for 2003. This decrease was due primarily to the increased percentage of delivered log sales and higher fuel costs. Southern Resources Segment costs and expenses increased by $23 million, or 10%, to $252 million in 2004. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber and higher fuel costs.

Real Estate Segment.   Revenues increased by $179 million to $303 million in 2004. This increase is due primarily to an increase in land sales activity as the company executes its strategy of selling higher and better use timberlands and non-strategic timberlands. During 2004, we sold approximately 255,000 acres of large, non-strategic timberlands for $133 million compared to 29,000 acres for $13 million in 2003. During 2004 we sold approximately 120,000 acres of higher and better use timberlands and small parcels of non-strategic timberlands for $170 million compared to 96,000 acres for $111 million in 2003.

We estimate that included in the company’s 7.8 million acres of timberlands are approximately 1.3 million acres of higher and better use timberlands and 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. The timing of real estate sales, however, is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. We expect higher and better use timberland and small parcel, non-strategic timberland revenues to increase 20% to 40% during 2005 compared to 2004. The sale of large, non-strategic timberlands are difficult to forecast. As a result, the timing of our real estate sales may materially impact our reported operating income and net income.

Real Estate Segment operating income was 50% of its revenues for 2004, compared to 38% for 2003. This increase was due primarily to selling a higher percentage of low-basis timberlands during 2004 compared to 2003. See “Critical Accounting Policies, Real Estate Sales” under this Item. Real Estate Segment costs and expenses increased by $74 million to $151 million in 2004. This increase was due primarily to large, non-strategic timberlands transactions ($42 million) and the increase in land sales activity associated with higher and better use timberlands and small parcels of non-strategic timberlands.

Manufactured Products Segment.   Revenues increased by $121 million, or 30%, to $518 million in 2004. This increase was due primarily to higher lumber prices ($41 million), higher plywood prices ($36 million) and higher MDF sales volume ($24 million). Lumber prices increased by 27% due primarily to exceptionally strong housing starts during 2004 on top of 25-year record-high housing starts during 2003, limited log availability and transportation issues. Housing starts for 2004 were 6% higher than housing starts during 2003. Log availability was limited during the first half of 2004 as a result of severe forest fires in the Western United States and Canada during the second half of 2003. Also favorably impacting lumber prices were inventory shortages during most of 2004 as a result of rail transportation delays. However, commodity lumber prices peaked in August and have since declined by approximately 10%. Plywood prices increased by 33% due primarily to near record-high structural panel (plywood and oriented strand board)

prices and strong industrial demand. Structural panel prices were at near record-high levels during the first six months of 2004 as a result of exceptionally strong housing starts and low field inventories at the beginning of the year. Wholesalers and distributors continued their just-in-time buying pattern during 2003, and as a result, field inventories were not sufficient to meet exceptionally strong demand during the first half of 2004. Industrial demand (boats, recreational vehicles, trailers, etc.) has strengthened due to the improving U.S. economy. However, commodity plywood prices peaked during second quarter of 2004 and have since declined by approximately 28%. MDF sales volume increased by 24% due primarily to resolving all major start-up issues associated with our new MDF thin-board line, which operated near its projected design capacity during 2004.

Manufactured Products Segment operating income was $58 million for 2004, compared to an operating loss of $5 million for 2003. This $63 million improvement in operating performance was due primarily to higher lumber and plywood prices and higher MDF sales volume, offset in part by an impairment loss of $9 million related to a lumber facility. Manufactured Products Segment costs and expenses increased by $58 million, or 14%, to $460 million in 2004. This increase in costs was due primarily to higher MDF sales volume, higher lumber raw material costs, and an impairment loss of $9 million to write-down the manufacturing assets at a lumber facility.

Other Costs and Eliminations / Gain on Sale of Other Assets.   Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $54 million in 2004, compared to a decrease of $44 million in 2003. This difference of $10 million was due primarily to an increase in corporate expenses. Corporate expenses have increased due primarily to higher costs for long-term incentive plans of $6 million (see Note 11 of the Notes to Financial Statements) and higher regulatory costs of $2 million.

Since 2001, Plum Creek had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company jointly explored for and developed coal bed methane gas found on certain of its timberlands in West Virginia and Virginia. During the second quarter of 2004, the company sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million and recorded a gain of $5 million. Plum Creek retained its royalty interest in the project.

Provision for Income Taxes.   The provision for income taxes was a $27 million expense for 2004, compared to a $6 million benefit for 2003. This change of $33 million was due primarily to the $63 million improvement in the operating performance for the Manufactured Products Segment and a $5 million gain on the sale of our working interest in a joint operating agreement to Geomet, Inc. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use timberlands. See Note 4 of the Notes to Financial Statements.

Gain on Sale of Properties, net of tax.   In December 2004, Plum Creek sold substantially all of its subsurface property rights (primarily coal reserves, excluding coal-bed methane, oil and gas reserves) in Buchanan County, Virginia. The company received proceeds of $23 million in connection with the sale and the release of certain legal claims, which the company believes comprised a portion of the proceeds. However, the sale agreement did not specify an allocation. The net gain from this sale and settlement of certain legal claims, after reducing the proceeds for applicable book basis and income taxes, was $23 million.

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

Northern Resources Segment operating income was 27% of its revenues for 2003 and 25% for 2002. Costs and expenses decreased by $13 million, or 5%, to $227 million in 2003 due primarily to fire-related harvesting curtailments and lower depletion rates, offset in part by a $4 million fire loss and by harvesting of timberlands in Wisconsin that were acquired during December 2002. Costs associated with the timberland operations in Wisconsin that were acquired in December 2002 were $8 million. We recorded a $4 million fire loss as a result of forest fires during the third quarter of 2003 on approximately 45,000 acres in Montana. The $4 million loss represents the book basis of the timber volume destroyed by fire.

Southern Resources Segment.   Revenues increased by $22 million, or 5%, to $445 million in 2003. This increase of $22 million was due primarily to a higher percentage of delivered log sales ($33 million) and a more valuable mix of logs ($7 million), offset in part by lower softwood sawlog prices ($15 million) and lower harvest volumes ($9 million).

Revenues increased by $33 million due to the company’s increased percentage of delivered log sales. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Revenues increased by $7 million due to a greater percentage of high value logs in the 2003 sales mix than in the prior year. During 2002 the weather was extremely dry which allowed us to increase our harvest of low-value pulpwood.

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

Real Estate Segment operating income was 38% of its revenues for 2003 and 65% for 2002. This decrease was due primarily to sales of non-strategic timberlands, fewer conservation easement sales and the recording of a $5 million impairment loss. Real Estate Segment costs and expenses increased by $43 million, or 126%, to $77 million in 2003. This increase of $43 million is due primarily to the sale of non-strategic timberlands, fewer sales of conservation easements and a $5 million impairment loss. During the second quarter of 2003, we sold 29,000 acres of non-strategic timberlands, which had a book basis of $22 million, for $13 million ($9 million of the $22 million was recorded as an impairment loss during the first quarter of 2003). We sold more acres but fewer conservation easements during 2003. No book basis is charged to cost of goods sold for sales of conservation easements. During the fourth quarter of 2003, we concluded that it was probable that 28,000 acres of non-strategic timberlands would be sold during 2004 in which the book basis exceeds the fair value by $5 million. As a result, an impairment loss of $5 million was recorded.

Manufactured Products Segment.   Revenues increased by $16 million, or 4%, to $397 million in 2003. This increase of $16 million was due primarily to higher MDF sales volume ($14 million) and higher plywood prices ($10 million), offset in part by lower lumber prices ($8 million). The MDF sales volume increased by 20 million square feet to 198 million square feet, due primarily to our new thin-board line, which began operations during the fourth quarter of 2001 and was in a start-up phase during most of 2002. Plywood prices temporarily skyrocketed during the second half of 2003 due to wholesalers and distributors maintaining low structural panel inventories and housing starts continuing at unanticipated record levels. Lumber prices decreased by 5% due primarily to an industry-wide excess supply of boards as a result of log salvage operations from 2002 forest fires and excess production capacity for studs and dimension lumber throughout North America.

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

Provision for Income Taxes.   The provision for income taxes was $6 million benefit for 2003 compared to $2 million expense for 2002. This change of $8 million was due primarily to the $6 million decline in operating performance for the Manufactured Products Segment and lower sales of higher and better use timberlands through our taxable REIT subsidiaries during 2003. As a REIT, Plum Creek is generally not subject to corporate income tax except for certain transactions that are subject to built-in gains tax and certain non-REIT activities that are conducted through taxable REIT subsidiaries. See Note 4 of the Notes to Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities for the year ended December 31, 2004, totaled $600 million, compared to $372 million in 2003. The increase of $228 million was due primarily to a $179 million increase in revenues from timberland sales (which includes $133 million of revenues from sales of large, non-strategic timberlands, which was used to repay debt), and a $63 million improvement in operating income from our manufacturing facilities.

Net cash provided by operating activity increased by $3 million, to $372 million for 2003 compared to $369 million in 2002. Even though the cash provided by operating activity was stable, the Real Estate Segment’s contribution was higher in 2003 and the Resources and Manufactured Products Segments’ contributions were lower.

In August of 2004, the company filed with the Securities and Exchange Commission a shelf registration statement under which the company from time to time may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees up to a total amount of $400 million and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time offer and sell debt securities up to an additional total amount of $400 million. As of December 31, 2004, the entire amounts for issuance of equity and debt securities remained available under the shelf registration statement.

In January of 2004, the company refinanced its revolving line of credit with a new $650 million facility maturing on January 15, 2009. As of December 31, 2004, the interest rate for the new facility was LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily, based on cash needs. As of December 31, 2004, we had $448 million of borrowings and $6 million of standby letters of credit outstanding; $196 million remained available for borrowing under our line of credit. As of January 7, 2005, $348 million of the borrowings under our line of credit was repaid.

Our borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). Our borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. We were in compliance with all of our borrowing agreement covenants as of December 31, 2004.

The company’s financial policy is to maintain a balance sheet that provides the financial flexibility to pursue our strategic objectives. In order to maintain this financial flexibility, the company’s objective is to maintain its investment grade credit rating. This is reflected in our moderate use of debt, good access to credit markets and no material covenant restrictions in our debt agreements that would prevent us from prudently using debt capital.

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

On February 10, 2005, our Board of Directors declared a dividend of $0.38 per share, or approximately $70 million, which will be paid on March 8, 2005, to stockholders of record on February 22, 2005. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

In October of 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of December 31, 2004, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Capital expenditures, excluding the acquisition of timberlands, for 2004 were $70 million, compared to $84 million for 2003 and $91 million for 2002. During 2004, Plum Creek acquired approximately 78,000 acres of timberlands located primarily in Arkansas and Maine for $66 million. The purchases were financed using available funds from operations and $56 million of funds from tax-deferred exchange transactions. During 2003, we acquired 139,000 acres of timberlands for $162 million, financed primarily using $140 million funds from tax-deferred exchange transactions and borrowings from our line of credit. Planned capital expenditures for 2005, excluding the acquisition of timberlands, are expected to range between $90 million and $100 million and include approximately $69 million for our timberlands, and $11 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Of planned capital expenditures in 2005, approximately 60% are considered to be discretionary and 40% are considered maintenance expenditures. Discretionary expenditures consist primarily of silviculture investments and to a lesser extent land development investments. Maintenance expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities or improve safety.

OTHER INFORMATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

The company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002, using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were immaterial. In addition to stock options, the company may also grant dividend equivalents and value management awards, a portion of which may be payable in the company’s stock. See Note 11 of the Notes to Financial Statements. The company is in the process of determining the effect, if any, the adoption of SFAS No. 123(R) will have on the financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The new Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Opinion No. 29 provided an exception to its basic measurement principle, fair value, for exchanges of similar production assets. Under Opinion No. 29, an exchange of a productive asset was based on the recorded amount of the asset relinquished. The FASB eliminated this exception and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The FASB believes this Statement produces financial reporting that more faithfully represents the economics of nonmonetary asset exchange transactions. The new Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

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

The following factors, among others, may adversely affect the timing and amount of our income generated by our land sales:

•       general economic conditions;

•       availability of funding for governmental agencies, developers, conservation organizations, individuals and others to purchase our timberlands for conservation, recreation, residential or other purposes;

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

The trade agreement expired in March 2001, and soon thereafter a U.S. industry coalition, of which Plum Creek is a member, submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. In March 2002, the Department of Commerce rendered a final determination in favor of the U.S. industry coalition and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties in April 2002 to 18.8% and 8.4%, respectively. In May 2002, the International Trade Commission rendered a final determination that the U.S. industry was threatened with material injury from Canadian lumber imports. Following this determination, the Department of Commerce put into effect the countervailing and anti-dumping duties in May 2002. Reports indicate, however, that the final duties have not had the effect of decreasing Canadian lumber imports’ share of the U.S. market.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. Canada appealed both the anti-dumping duty and the countervailing duty to the WTO and NAFTA appeal boards. Both the WTO and NAFTA issued initial rulings that affirmed the U.S. position that Canadian stumpage practices are, in fact, providing a subsidy to the Canadian industry, and upheld the validity of antidumping duties imposed on most Canadian producers. Both the WTO and NAFTA rulings also included provisions for re-examining the calculation and level of the countervailing and the anti-dumping duties. In its most recent administrative review ruling in December 2004, the Department of Commerce recalculated the countervailing duty rate to 16.4% and the anti dumping duty rate to 3.8%, for a combined duty of 20.2%.

On April 30, 2004, NAFTA ruled that the International Trade Commission’s determination of injury to U.S. industry from Canadian lumber imports, which is the basis for imposing the duties, was not supported with substantial evidence. The commission unsuccessfully appealed this decision, and was directed to issue a “no injury” opinion, which was rendered in September 2004. The U.S. Trade Representative responded by calling for the formation of an Extraordinary Challenge Committee under the NAFTA dispute resolution process to evaluate the NAFTA panel’s injury decision. A panel was formed to hear the challenge, and arguments before the panel are expected to take place in March of 2005, and no decision is expected from the panel before the end of April 2005.

To avoid protracted litigation, the U.S. and representatives of the Canadian government continue to pursue a settlement agreement. However, there can be no assurance that an agreement will be reached, or that the terms of any such final agreement would be favorable to the U.S. lumber industry’s interests. Therefore, other factors remaining unchanged, the downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase, particularly during periods of weak lumber demand.

Our Cash Dividends are Not Guaranteed and May Fluctuate

We have elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code of 1986, as amended. Generally, REITs are required to distribute 90% of their taxable income. However, REITs are required to distribute only their ordinary taxable income and not their net capital gains income. Accordingly, we do not believe that we are required to distribute material amounts of cash given that substantially all our taxable income is treated as capital gains income. Our Board of Directors, in its sole discretion, determines the amount of the quarterly dividends to be provided to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

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

Our Ability to Harvest Timber May Be Subject to Limitations Which Could Adversely Affect Our Operations

Weather conditions, timber growth cycles, access limitations, availability of contract loggers, and regulatory requirements associated with the protection of wildlife and water resources may restrict harvesting of timberlands as may other factors, including damage by fire, insect infestation, disease, prolonged drought and other natural disasters. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. As is common in the forest products industry, we do not maintain insurance coverage with respect to damage to our timberlands.

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

If We Failed to Distribute the Earnings and Profits of The Timber Company, We Would Be Subject to Adverse Tax Consequences

In connection with The Timber Company’s October 6, 2001, merger with Plum Creek, we were required by January 31, 2002, to distribute the earnings and profits acquired from the six entities that comprised The Timber Company. We believe that the accelerated payment of our fourth quarter dividend for 2001, which we paid on December 28, 2001, was sufficient to distribute these earnings and profits. If we failed to distribute an amount equal to these earnings and profits, we might be subject to adverse tax consequences. We expect that, even if the earnings and profits were subsequently adjusted upward by the Internal Revenue Service, the amount we distributed exceeded such earnings and profits. Nevertheless, such an adjustment may give rise to the imposition of the 4% excise tax on the excess income required to be distributed over the amounts treated as distributed after application of the earnings and profits rule.

Certain of Our Business Activities are Potentially Subject to Prohibited Transactions Tax or Corporate Level Income Tax.

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Internal Revenue Code, which for Plum Creek generally include:  owning and managing a timberland portfolio; growing timber; and the sale of standing timber. Accordingly, the manufacture and sale by us of wood products, certain types of timberlands sales and sales of logs are conducted through one or more of our taxable REIT subsidiaries (“TRSs”) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions.” Prohibited transactions are defined by the

Internal Revenue Code to be sales or other dispositions of property to customers in the ordinary course of a trade or business.

By conducting our business in this manner we satisfy the REIT requirements of the Internal Revenue Code and avoid the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate level income tax.

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

	2005	2006	2007	2008	2009	There- after	Total	Fair Value(B)
December 31, 2004
Fixed rate debt
Principal due(A)	$27	$157	$123	$147	$200	$753	$1,407	$1,541
Avg. interest rate	7.5%	7.5%	7.4%	7.5%	7.3%	7.1%
Variable rate debt(C)				$20	$448		$468	$468

	2004	2005	2006	2007	2008	There- after	Total	Fair Value(B)
December 31, 2003
Fixed rate debt
Principal due(A)	$27	$27	$157	$123	$147	$953	$1,434	$1,594
Avg. interest rate	7.6%	7.5%	7.5%	7.4%	7.5%	7.2%
Variable rate debt					$20	$594	$614	$614

(A)         Excludes unamortized premium of $10 million at December 31, 2004, and $16 million at December 31, 2003.

(B)        The decrease in the fair value of our fixed rate debt compared to 2003 was due primarily to an increase in market interest rates for long-term debt and the repayment of $27 million of borrowings during 2004.

(C)        As of December 31, 2004, the average interest rate on the $448 million borrowings under our $650 million revolving line of credit maturing on January 15, 2009, was based on LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. As of January 7, 2005, $348 million of variable rate debt was repaid. The interest rate on the $20 million variable rate senior-note borrowings due in 2008 is based on 3-month LIBOR plus 1.445%.

Item 8.   Financial Statements and Supplementary Data

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(In Millions, Except Per Share Amounts)
Revenues:
Timber	$694	$664	$649
Real Estate	303	124	98
Manufacturing	518	397	381
Other	13	11	9
Total Revenues	1,528	1,196	1,137
Costs and Expenses:
Cost of Goods Sold:
Timber	368	345	318
Real Estate	149	77	34
Manufacturing	449	390	370
Other	4	4	2
Total Cost of Goods Sold	970	816	724
Selling, General and Administrative	86	77	75
Total Costs and Expenses	1,056	893	799
Gain on Sale of Other Assets	5	—	—
Operating Income	477	303	338
Interest Expense, net	111	117	103
Income before Income Taxes	366	186	235
Benefit (Provision) for Income Taxes	(27)	6	(2)
Income from Continuing Operations	339	192	233
Gain on Sale of Properties, net of tax	23	—	—
Net Income	$362	$192	$233
Per Share Amounts:
Income from Continuing Operations—Basic	$1.85	$1.05	$1.26
Income from Continuing Operations—Diluted	$1.84	$1.04	$1.26
Net Income per Share—Basic	$1.97	$1.05	$1.26
Net Income per Share—Diluted	$1.97	$1.04	$1.26
Dividends Declared—per Common Share Outstanding	$1.42	$1.40	$1.49
Weighted Average Number of Shares Outstanding
—Basic	183.4	183.3	184.7
—Diluted	184.1	183.9	185.4

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In Millions, Except Per Share Data)
Assets
Current Assets:
Cash and Cash Equivalents	$347	$267
Restricted Advance from Customer	4	3
Accounts Receivable	40	34
Inventories	71	54
Deferred Tax Asset	10	11
Other Current Assets	27	30
	499	399
Timber and Timberlands—Net	3,590	3,674
Property, Plant and Equipment—Net	253	303
Investment in Grantor Trusts	29	26
Other Assets	7	5
Total Assets	$4,378	$4,407
Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$32	$33
Accounts Payable	41	34
Interest Payable	28	28
Wages Payable	25	23
Taxes Payable	22	15
Deferred Revenue	16	16
Other Current Liabilities	20	13
	184	162
Long-Term Debt	1,405	1,437
Lines of Credit	448	594
Deferred Tax Liability	45	37
Other Liabilities	56	58
Total Liabilities	2,138	2,288
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized shares—75.0, outstanding—none	—	—
Common stock, $0.01 par value, authorized shares—300.6, issued (including Treasury Stock)—185.7 at December 31, 2004, and 185.1 at December 31, 2003	2	2
Additional Paid-In Capital	2,168	2,150
Retained Earnings	111	9
Treasury Stock, at cost, Common shares—2.0	(43)	(43)
Other Equity	2	1
Total Stockholders’ Equity	2,240	2,119
Total Liabilities and Stockholders’ Equity	$4,378	$4,407

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(In Millions)
Cash Flows From Operating Activities
Net Income	$362	$192	$233
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $9 Lumber Impairment Loss in 2004 and $4 Loss Related to Forest Fires in 2003)	114	108	106
Basis of Real Estate Sold (Includes Impairment Losses of $21 in 2004 and $14 in 2003)	134	66	28
Deferred Income Taxes	9	(7)	1
Gain on Sales of Other Assets and Properties	(28)	—	—
Working Capital Changes	6	4	(7)
Other	3	9	8
Net Cash Provided By Operating Activities	600	372	369
Cash Flows From Investing Activities
Property Additions (Excluding Timberland Acquisitions)	(70)	(84)	(91)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds)	(66)	(162)	(158)
Proceeds from Sale of Other Assets and Properties	46	—	—
Other	(1)	(1)	(3)
Net Cash Used In Investing Activities	(91)	(247)	(252)
Cash Flows From Financing Activities
Dividends	(260)	(257)	(275)
Borrowings of Long-term Debt	—	298	25
Retirement of Long-term Debt	(33)	(33)	(34)
Borrowings on Lines of Credit	2,147	1,922	1,708
Repayments on Lines of Credit	(2,295)	(1,997)	(1,508)
Proceeds from Stock Option Exercises	12	1	18
Acquisitions of Treasury Stock	—	(43)	—
Net Cash Used In Financing Activities	(429)	(109)	(66)
Increase In Cash and Cash Equivalents	80	16	51
Cash and Cash Equivalents:
Beginning of Period	267	251	200
End of Period	$347	$267	$251
Supplementary Cash Flow Information
Cash Paid (Received) During the Year for:
Interest	$115	$112	$110
Income Taxes—Net	$11	$(1)	$4

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Accounting Policies

General.   Plum Creek Timber Company, Inc. (“Plum Creek” or the “company”), a Delaware Corporation, is a real estate investment trust, or REIT, for federal income tax purposes. At December 31, 2004, the company owned and managed approximately 7.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 7.8 million acres are about 1.3 million acres of higher and better use timberlands and about 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

On October 6, 2001, six former subsidiaries of Georgia-Pacific Corporation (“Georgia-Pacific”), collectively referred to as “The Timber Company,” merged with and into Plum Creek. The Timber Company held all of the assets and liabilities attributed to Georgia-Pacific’s timber and timberland business. In the merger, Plum Creek acquired approximately 3.9 million acres of primarily pine forests in the southern regions of the United States, 287,000 acres of primarily Douglas-fir forests in Oregon and 542,000 acres of mixed hardwood forests in the Appalachian and northeastern regions of the United States for a purchase price of approximately $3.4 billion.

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

Revenue Recognition.   Timber sales revenues are recognized when legal ownership and the risk of loss transfer to the purchaser and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue, including amounts billed for shipping and handling, is recognized when the log is delivered to the customer. Stumpage is sold using either pay-as-cut or lump-sum sale agreements. First, under a pay-as-cut contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed-to price per unit. The sale and any related advances are recognized as revenues as the purchaser harvests the timber on the tract. Secondly, under a lump-sum sale, the parties agree to a purchase price for all the timber available for harvest on a tract of land. Generally the purchase price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is cut. Therefore, revenue under a lump-sum sale is recognized each month based on the timber harvested compared to total estimated timber available to be harvested on a tract of land over the term of the contract (usually 12 to 18 months). An adjustment

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may be required at the completion of the contract to the extent the actual timber harvested was different than the estimate of timber available for harvest based on the timber cruise.

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products, primarily wood chips, and amounts billed for shipping and handling, are recognized at the time of delivery. Revenues generated from real estate sales include the sale of higher and better use timberlands and non-strategic timberlands. In some of these transactions, the company exchanged timberlands that qualified for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these exchanges involved a third party intermediary, whereby the third party intermediary received proceeds related to the property disposed and then reinvested the proceeds in like-kind property. The proceeds are recorded as revenues when the third party intermediary receives them.

Revenue from real estate sales is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in any of our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented less than 5% of our revenue from real estate sales for each of the years in the three-year period ended December 31, 2004. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is recognized under the cost recovery method. Furthermore, Plum Creek may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The company treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Broker commissions and closing costs of our Real Estate Segment are included in cost of goods sold.

Cash and Cash Equivalents.   All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds. The company periodically reviews the credit rating of the financial institution where the money market funds are maintained. The company has restricted cash related to certain advances from a customer associated with lump-sum timber sales. When the trees associated with these lump-sum contracts are harvested, the company may access the cash.

Prior to 2004, checks outstanding at the end of the period were netted against our cash balance. For 2004, outstanding checks have been included in Accounts Payable. Prior year amounts have been reclassified for comparable presentation. Included in Accounts Payable were outstanding checks of $11 million and $7 million at December 31, 2004 and 2003, respectively.

Accounts Receivable.   Accounts receivable at December 31, 2004 and 2003, is presented net of an allowance for doubtful accounts of $1 million. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Grantor Trusts.   Several grantor trusts have been established for deferred compensation and deferred Plum Creek shares. See Note 8 of the Notes to Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the consolidated statement of income.

Certain deferred compensation obligations are fixed in Plum Creek’s own stock. Shares of Plum Creek stock held by the company’s grantor trusts as well as the underlying obligations are reported on the consolidated balance sheet at historic costs as a component of Other Equity.

Furthermore, Plum Creek maintains a grantor trust, which the company uses to fund its non-qualified pension plan obligation. See Note 10 of the Notes to Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the company’s balance sheet; realized gains and losses are recognized in the consolidated statement of income; changes in unrealized gains and losses are recorded as other comprehensive income/loss as a component of Other Equity.

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

Timber and Timberlands.   Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber previously harvested and accumulated road amortization. The company capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands (other than lease payments for the purchase of standing timber, in which case the payments are capitalized) and forest management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over 30 years. Costs for roads that are built to access multiple logging sites over numerous years are capitalized and amortized over six years. Costs for roads built to access a single logging site are expensed as incurred.

Costs attributable to timber harvested, or depletion, are charged against income as trees are harvested. Depletion rates are determined annually based on the relationship between net carrying value of the timber plus certain capitalizable silviculture costs expected to be incurred over the harvest cycle and total timber volume estimated to be available over the harvest cycle. The depletion rate calculations do not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. There is no book basis allocated to the sale of conservation easements.

Plum Creek enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. During 2004, the company acquired assets totaling $162 million under tax-deferred

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange transactions compared to $57 million during 2003 and $33 million during 2002. Also during 2004, the company disposed of assets for consideration of $163 million under tax-deferred exchange transactions, compared to $53 million during 2003 and $36 million during 2002. The above amounts include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges.

Property, Plant and Equipment.   Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced properties are retired. Replacement of minor components of property and repair and maintenance costs, are charged to expense as incurred.

All property, plant and equipment other than manufacturing machinery (lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on a units-of-production basis, which approximates a straight-line basis. Useful lives are 25 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

Shipping and Handling Costs.   Costs incurred for shipping timber and manufactured products are included in cost of goods sold.

Stock-Based Compensation Plans.   At December 31, 2004, the company had stock-based employee compensation plans, which are described more fully in Note 11 of the Notes to Financial Statements. The company expenses stock-based employee compensation on a straight-line basis over the vesting period in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by the company in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. The company recognized stock-based compensation expense of approximately $3 million during 2004, and approximately $4 million each during 2003 and 2002. Had the company used the fair value method of accounting for all stock-based compensation, net income would have been reduced by $0.3 million for 2004, and $0.5 million each for 2003 and 2002.

Stock-based employee compensation expense included in reported income before income taxes was as follows for the years ended December 31 (in millions):

	2004	2003	2002
Stock options	$1.7	$0.9	$0.4
Value management awards, dividend equivalents, and grants of restricted stock	1.7	3.0	4.1
Total	$3.4	$3.9	$4.5

Value management awards and dividend equivalents are paid partially in stock and partially in cash, based on payout elections made by recipients. The company recorded expense of $9.3 million in 2004, $2.6 million in 2003 and $3.3 million in 2002 for the estimated cash portion of these awards. See Note 11 of the Notes to Financial Statements.

Reclassifications.   Certain prior year amounts have been reclassified to conform with the 2004 presentation. The reclassifications had no impact on operating income or net income. See Note 1 of the

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes to Financial Statements, “Cash and Cash Equivalents,” for reclassification of outstanding checks. See Note 10 of the Notes to Financial Statements for reclassification of grantor trust assets.

New Accounting Pronouncements.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

The company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002, using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were immaterial. In addition to stock options, the company may also grant dividend equivalents and value management awards, a portion of which may be payable in the company’s stock. See Note 11 of the Notes to Financial Statements. The company is in the process of determining the effect, if any, the adoption of SFAS No. 123(R) will have on the financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The new Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Opinion No. 29 provided an exception to its basic measurement principle, fair value, for exchanges of similar production assets. Under Opinion No. 29, an exchange of a productive asset was based on the recorded amount of the asset relinquished. The FASB eliminated this exception and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The FASB believes this Statement produces financial reporting that more faithfully represents the economics of nonmonetary asset exchange transactions. The new Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15,

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

Note 2.    Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2004	2003	2002
Income from Continuing Operations	$339	$192	$233
Gain on Sale of Properties, net of tax	23	—	—
Net Income allocable to common stockholders	$362	$192	$233
Denominator for basic earnings per share	183.4	183.3	184.7
Effect of dilutive securities—stock options	0.6	0.4	0.5
Effect of dilutive securities—restricted stock, dividend equivalents, and value management plan	0.1	0.2	0.2
Denominator for diluted earnings per share—adjusted for dilutive securities	184.1	183.9	185.4
Per share amounts
Income from Continuing Operations—Basic	$1.85	$1.05	$1.26
Income from Continuing Operations—Diluted	$1.84	$1.04	$1.26
Gain on Sale of Properties, net of tax—Basic	$0.12	$—	$—
Gain on Sale of Properties, net of tax—Diluted	$0.12	$—	$—
Net Income—Basic	$1.97	$1.05	$1.26
Net Income—Diluted	$1.97	$1.04	$1.26

Antidilutive options excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were as follows for the years ended December 31 (shares in millions):

	2004	2003	2002
Number of options	0.5	1.0	0.4
Range of prices	$29.70 to $36.13	$21.91 to $30.70	$24.35 to $30.70
Expiration on or before	October 2014	October 2013	December 2012

Note 3.   Timber and Timberlands and Property, Plant and Equipment and Inventory

Timber and timberlands consisted of the following (in millions):

	December 31, 2004	December 31, 2003
Timber and logging roads—net	$2,367	$2,404
Timberlands	1,223	1,270
Timber and Timberlands—net	$3,590	$3,674

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2004, Plum Creek acquired approximately 78,000 acres of timberlands located primarily in Arkansas and Maine for $66 million. Timberland dispositions during the same time period comprised approximately 377,000 acres of which 310,000 were located in the Northern and 67,000 in the Southern United States. During 2003, timberland acquisitions consisted primarily of 139,000 acres located in South Carolina, Arkansas and New Hampshire for $162 million. Timberland dispositions for the same time period totaled 125,000 acres of which 78,000 were located in the Northern and 47,000 in the Southern United States.

In December 2004, Plum Creek sold substantially all of its subsurface property rights (primarily coal reserves, excluding coal-bed methane, oil and gas reserves) in Buchanan County, Virginia, to Consol Energy, Inc. See Note 14 of the Notes to Financial Statements. The book basis of these property rights of $0.1 million was expensed upon sale and is reflected in our Consolidated Statements of Income for the year ended December 31, 2004, as a deduction in Gain on Sale of Properties, net of tax.

The company’s Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each real estate sale is evaluated for a potential impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2004, the company recorded impairment losses of $21 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $45 million. Substantially all of these properties were sold during 2004. During 2003, the company recorded impairment losses of $14 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $50 million. Approximately two-thirds of these properties were sold during 2003. The impairment losses of $21 million in 2004 and $14 million in 2003 are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

During 2003, the company’s Northern Resources Segment recognized a $4 million loss, representing the book basis of the timber volume destroyed as a result of forest fires on approximately 45,000 acres in Montana.

Property, plant and equipment consisted of the following (in millions):

	December 31, 2004	December 31, 2003
Land, buildings and improvements	$80	$81
Machinery and equipment	282	304
	362	385
Accumulated depreciation	(109)	(82)
Property, Plant and Equipment—net	$253	$303

During the fourth quarter of 2004, the company completed an evaluation of its lumber business. In connection with the evaluation, the company concluded it had excess production capacity at one of its mills; and therefore, concluded that the mill’s long-lived assets were impaired. The company recorded an impairment loss of $9 million during the fourth quarter by writing the carrying value of the mill’s long-lived assets of $14 million down to their estimated fair value of $5 million. The impairment loss of $9 million is reflected in the operating income of our Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income. The estimated fair value was computed based on expected future cash flows discounted at the risk-free rate of interest.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Since 2001, Plum Creek had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company jointly explored for and developed coalbed methane gas found on certain of Plum Creek’s timberlands in West Virginia and Virginia. During 2004, the company sold its working interest in the joint operating agreement to Geomet, Inc. See Note 14 of the Notes to Financial Statements. At December 31, 2003, Property, Plant and Equipment—net included $22 million of capitalized costs associated with these coalbed methane exploration and development activities.

Inventories, accounted for using the lower of average cost or market, consisted of the following
(in millions):

	December 31, 2004	December 31, 2003
Raw materials (logs)	$24	$13
Work-in-process	4	3
Finished goods	32	29
	60	45
Supplies	11	9
Total	$71	$54

Note 4.   Income Taxes

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT is generally not subject to corporate-level income tax if it satisfies certain requirements as set forth in the Internal Revenue Code. Under these sections, a REIT is permitted to deduct dividends paid to stockholders in computing its taxable income. See Note 5 of the Notes to Financial Statements. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

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

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2004	2003	2002
Current income taxes:
Federal	$15	$1	$1
State	3	—	—
Deferred income taxes:
Federal	(7)	4	3
State	(1)	(1)	—
Utilization (benefit) of operating loss carryforwards	17	(10)	(2)
Provision (benefit) for income taxes on income from continuing operations	$27	$(6)	$2

The federal statutory income tax rate was 35%. The income generated by the activities of the REIT is generally not subject to federal and state income tax. The provision for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2004	2003	2002
Provision for income taxes on income from continuing operations computed at the Federal statutory tax rate	$128	$65	$82
REIT income not subject to Federal tax	(101)	(68)	(79)
State income taxes, net of Federal benefit	4	(1)	—
Permanent book-tax differences	(4)	(2)	(1)
Provision (benefit) for income taxes on income from continuing operations	$27	$(6)	$2

For the year ended December 31, 2004, $27 million of income tax expense was allocated to Income from Continuing Operations and $0.3 million of income tax expense was allocated to Gain on Sale of Properties, net of tax.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes are provided for net operating loss carryforwards and the temporary differences between the financial reporting basis and tax basis of the company’s assets and liabilities. The components of net deferred income tax liabilities are as follows (in millions):

	December 31, 2004	December 31, 2003
Deferred income tax assets:
Accrued compensation	$13	$14
Net operating loss carryforwards	—	17
Other accruals and reserves	9	6
	22	37
Deferred income tax liabilities:
Machinery and equipment	(54)	(60)
Timber and timberlands	(3)	(3)
	(57)	(63)
Deferred income tax liability, net	$(35)	$(26)

During 2004, the company utilized $45 million of net operating loss carryforwards. Deferred income tax liabilities at December 31, 2004 and 2003, are net of deferred tax assets of $10 million and $11 million, respectively, included in current assets.

As a consequence of the October 6, 2001, merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) only if the company makes a taxable disposition of certain property acquired in the merger with The Timber Company within the ten-year period following the merger date. The built-in gains tax only applies to gains from such asset sales to the extent that the fair value of the property exceeded its tax basis at the merger date. The built-in gains tax does not apply to income generated from the harvesting and sale of timber.

Plum Creek conducts its activities through various wholly owned operating partnerships and through several taxable REIT subsidiaries. The activities of the REIT are not subject to corporate-level income tax (other than the built-in gains tax) provided the REIT’s taxable income is distributed to its shareholders. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $1.7 billion at December 31, 2004. Plum Creek’s taxable REIT subsidiaries file a consolidated federal income tax return.

The company filed its federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, the company remains liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by State and Local Taxing Authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 1998 and the company has no further obligation to Georgia-Pacific as of December 31, 2004. Georgia-Pacific’s consolidated income tax returns for 2001, 2000, and 1999 are currently under examination. Additionally, the Service has completed examinations of the federal income tax return of Plum Creek Timber Company, Inc. and the consolidated federal income tax return of the taxable REIT subsidiaries for the year 2000 and the period ended December 31, 1999. Plum Creek has no open tax years prior to 2001.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.   REIT Disclosures

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2004, 2003, and 2002, Plum Creek elected to designate all taxable distributions as long-term capital gain dividends. Accordingly, as of and for the years ended December 31, 2004, 2003, and 2002, Plum Creek has distributed all of its taxable income.

The table below summarizes the historical tax character of distributions from the REIT to Plum Creek shareholders for the years ended December 31 (in millions):

	2004	2003(A)	2002
Capital gain dividend	$1.27	$1.01	$1.20
Non-taxable return of capital	0.15	0.39	0.29
Total distributions	$1.42	$1.40	$1.49

(A)         Approximately 65.75% of the 2003 capital gain dividend represents Post-May 5 Capital Gain Distribution and qualifies for the new 15% and 5% capital gains tax rates.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.   Borrowings

Long–term debt and the line of credit consist of the following (in millions):

	December 31, 2004	December 31, 2003
Revolving Line of Credit due 2009, 3.3% at 12/31/04, based on LIBOR plus 0.875%, and 2.7% at 12/31/03, based on LIBOR plus 1.5%	$448	$594
Senior Notes due 2007, 11.125% plus unamortized premium of $3.1 at 12/31/04, effective rate of 6.19%	46	62
First Mortgage Notes due 2007, 11.125% plus unamortized premium of $2.8 at 12/31/04, effective rate of 6.19%	41	56
Senior Notes due 2007, 5.31%	25	25
Senior Notes due 2009, 8.73% plus unamortized premium of $6.7 at 12/31/04, effective rate of 7.55%	157	158
Senior Notes due 2011, mature serially 2007 to 2011, 7.62% to 7.83%, plus unamortized premium of $1.5 at 12/31/04, effective rates of 6.96% to 7.84%	173	173
Senior Notes due 2013, mature serially 2006 to 2013, 6.96% to 7.76%, less unamortized discount of $5.5 at 12/31/04, effective rates of 6.95% to 8.04%	494	494
Senior Notes due 2016, mature serially 2006 to 2016, 7.74% to 8.05%, plus unamortized premium of $1.4 at 12/31/04, effective rates of 6.96% to 8.04%	201	202
Senior Notes due 2013, mature serially 2008 to 2013, 4.96% to 6.18%	280	280
Senior Notes due 2008, 3.5% at 12/31/04, based on 3-month LIBOR plus 1.445%	20	20
Total Long-term Debt	$1,885	$2,064
Less: Current Portion	(32)	(33)
Long-term Portion	$1,853	$2,031

In January of 2004, the company refinanced its revolving line of credit with a new $650 million facility maturing January 15, 2009. As of December 31, 2004, the interest rate for the new facility was LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily, based on cash needs. As of December 31, 2004, we had $448 million of borrowings and $6 million of standby letters of credit outstanding; $196 million remained available for borrowing under our line of credit. As of January 7, 2005, $348 million of the borrowings under our line of credit was repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August of 2004, the company filed with the Securities and Exchange Commission a shelf registration statement under which the company from time to time may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees up to a total amount of $400 million, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time offer and sell debt securities of up to an additional total amount of $400 million. As of December 31, 2004, the entire amounts for issuance of equity and debt securities remained available under the shelf registration statement.

In January 2003, the company issued $300 million of senior notes payable. These notes comprised $280 million fixed rate borrowings bearing interest at 4.96% to 6.18% maturing serially in 2008 to 2013 and $20 million variable rate debt bearing interest at 3-month LIBOR plus 1.445% maturing in 2008. The proceeds from the issuance of these notes were used to repay a portion of the outstanding borrowings under lines of credit and for general business funding purposes.

The unamortized balance of the premium recorded to reflect the difference between the market rate of interest and the stated interest rates at the time of the merger with Timber Company in 2001 was $10 million and $16 million at December 31, 2004 and 2003, respectively.

The Senior Notes (excluding the Senior Notes due 2011) and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $178 million at December 31, 2004, and $218 million at December 31, 2003. The Senior Notes are unsecured. The First Mortgage Notes are collateralized by substantially all of the property, plant and equipment of the lumber, plywood and MDF manufacturing facilities. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on the note agreements and the line of credit are as follows as of December 31, 2004 (in millions):

Maturity	Note Agreements(A)	Line of Credit
2005	$32
2006	161
2007	125
2008	168
2009	200	$448
Thereafter	751
Total	$1,437	$448

(A)         Principal payments of $14 million are due annually on the Senior Notes due 2007. Principal payments of $13 million are due annually on the First Mortgage Notes due 2007.

The company’s note agreements and the line of credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments (see Note 7 of the Notes to Financial Statements) based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios.  The company was in compliance with such covenants at December 31, 2004.

Note 7.   Restricted Net Assets

Plum Creek Timber Company, Inc. is the direct parent company of Plum Creek Timberlands, L.P., our operating partnership (the “Partnership”), and the indirect parent of all the subsidiaries of our consolidated group. Plum Creek Timber Company, Inc. has no assets or liabilities other than its ownership interest in the Partnership and proceeds from stock option exercises. Under the terms of our note agreements and line of credit (see Note 6 of the Notes to Financial Statements), the Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. Subject to certain restrictions, the Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, the Partnership could distribute or advance the cash on its balance sheet as of December 31, 2004, or $347 million, all of which is considered unrestricted assets. At December 31, 2004, the Partnership and its consolidated subsidiaries had net assets of $2,238 million of which $1,891 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc.

Presented below is the condensed unconsolidated financial information for Plum Creek Timber Company, Inc. as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004. The ownership of Plum Creek Timberlands, L.P. is presented using the equity basis of accounting. Plum Creek Timber Company, Inc. does not have any direct or indirect ownership interest in unconsolidated subsidiaries or 50 percent or less owned persons accounted for by the equity method of accounting.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Balance Sheet Data

	December 31, 2004	December 31, 2003
	(In Millions)
Assets
Investment in Plum Creek Timberlands, L.P. and Subsidiaries	$2,238	$2,119
Total Assets	$2,238	$2,119
Liabilities
Total Liabilities	$—	$—
Commitments and Contingencies
Stockholders’ Equity
Common Stock	2	2
Additional Paid in Capital	2,168	2,150
Retained Earnings and Other Equity	111	10
Treasury Stock, at cost	(43)	(43)
Total Stockholders’ Equity	2,238	2,119
Total Liabilities and Equity	$2,238	$2,119

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Statement of Income Data

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(In Millions)
Equity in Net Income of Plum Creek Timberlands, L.P.	$362	$192	$233
Net Income	$362	$192	$233

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Statement of Cash Flows Data

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(In Millions)
Cash Flows From Operating Activities:
Net Income	$362	$192	$233
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity in Net Income of Plum Creek Timberlands, L.P.	(362)	(192)	(233)
Net Cash Provided By (Used In) Operating Activities	—	—	—
Net Cash Provided By (Used In) Investing Activities	—	—	—
Cash Flows From Financing Activities:
Cash Dividends	(260)	(257)	(275)
Cash Distribution from Plum Creek Timberlands, L.P.	248	299	257
Proceeds from Stock Option Exercises	12	1	18
Acquisition of Treasury Stock	—	(43)	—
Net Cash Provided by (Used In) Financing Activities	—	—	—
Increase In Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents:
Beginning of Period	—	—	—
End of Period	$—	$—	$—

Note 8.   Financial Instruments

The carrying amounts of cash and cash equivalents and notes receivable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt, based on current interest rates for similar obligations with like maturities, was approximately $2.01 billion and $2.21 billion at December 31, 2004 and 2003, respectively. The carrying amount was $1.89 billion and $2.06 billion at December 31, 2004 and 2003, respectively.

Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $15 million and $13 million at December 31, 2004 and 2003, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless a permanent impairment has occurred, which is then charged to expense. Unrealized holding gains relating to mutual fund investments were $2 million at December 31, 2004, compared to $1 million at December 31, 2003. The company recorded the $1 million change in unrealized holding gains in Other Comprehensive Income. Realized gains and losses were less than $1 million in 2004, 2003, and 2002.  See Note 10 of the Notes to Financial Statements for discussion of the company’s Pension Plans.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund certain deferred incentive plan awards. Unrealized holding gains related to mutual fund investments were $1 million at December 31, 2004. The change in unrealized holding gains or losses has been recognized in the company’s consolidated statement of income resulting in gains of $1 million in 2004 and $2 million in 2003, and a loss of $1 million in 2002. Realized gains and losses were less than $1 million in 2004, 2003, and 2002. Deferred compensation obligations are included in Other Liabilities and were $14 million and $13 million at December 31, 2004 and 2003, respectively.

Note 9.   Capital

At December 31, 2004, Plum Creek had the following authorized capital of which only 183.7 million shares of common stock were issued and outstanding:

•       300,634,566     shares of common stock, par value $.01 per share;

•       150,000,001            shares of excess stock, par value $.01 per share; and

•             75,000,000            shares of preferred stock, par value $.01 per share.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the company’s capital accounts are as follows (in millions):

	Common Stock		Paid-in	Retained	Other	Treasury
	Shares	Dollars	Capital	Earnings	Equity	Stock(B)	Total Equity
January 1, 2002	183.9	$2	$2,227	$17	$1		$2,247
Net Income				233			233
Dividends			(48)	(227)			(275)
Stock Option Exercises	1.0		18				18
Deferred Compensation and Other Comprehensive Loss					(1)		(1)
December 31, 2002	184.9	2	2,197	23	—		2,222
Net Income				192			192
Dividends			(51)	(206)			(257)
Stock Option Exercises	0.1		1				1
VMA Shares Issued(A)	0.1		2				2
Treasury Shares Acquired	(2.0)					$(43)	(43)
Deferred Compensation and Other Comprehensive Loss			1		1		2
December 31, 2003	183.1	2	2,150	9	1	(43)	2,119
Net Income				362			362
Dividends				(260)			(260)
Stock Option Exercises	0.5		12				12
Tax Benefit from Option Exercises			1				1
VMA Shares Issued(A)	0.1		2				2
Restricted Stock Granted			1		(1)		—
Deferred Compensation and Other Comprehensive Income/Loss			2		2		4
December 31, 2004	183.7	$2	$2,168	$111	$2	$(43)	$2,240

(A)         At December 31, 2002, participants in Plum Creek’s Stock Incentive Plan earned 44,870 value management awards, which had a value of $200 per award, or $9 million in total. Under the terms of the plan, the awards were paid 50% in the first quarter of 2003 and 50% in the first quarter of 2004. Furthermore, each payment was made 50% in cash and 50% in Plum Creek stock.

(B)        The company has authority from its Board of Directors to repurchase up to $200 million of the company’s common stock. As of December 31, 2004, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

During 2004, Plum Creek paid dividends of $260 million or $1.42 per share. Dividends of $0.35 per share each were paid in January and May 2004. Dividends of $0.36 per share each were paid in August and November 2004.

During 2003, Plum Creek paid dividends of $257 million or $1.40 per share. Dividends of $0.35 per share were paid quarterly in February, May, August and November 2003.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2002, Plum Creek entered into two treasury-lock arrangements to secure current long-term interest rates on approximately $100 million of the $300 million fixed rate debt that was issued in January 2003. See Note 6 of the Notes to Financial Statements. The company designated these transactions as cash flow hedges. The company incurred a loss of approximately $1 million in connection with these arrangements. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the loss is recorded as other comprehensive loss, which is included in Other Equity. Hedge ineffectiveness is reported in earnings and was not material in 2004, 2003 or 2002. Reclassification adjustments to interest expense occur over the life of the related debt.

At December 31, 2004, there were 0.4 million shares of Plum Creek common stock held in grantor trusts to fund deferred incentive plan awards compared to 0.3 million shares at December 31, 2003. These shares were recorded at $10 million at December 31, 2004, and $8 million at December 31, 2003. The related liabilities at December 31, 2004, and 2003 were $12 million and $10 million, respectively. The above amounts are shown net in the equity section of the consolidated balance sheet. Additionally, the cost of restricted stock awards is recorded in equity as deferred compensation and is amortized over the restriction period. See Note 11 of the Notes to Financial Statements.

Note 10.   Employee Pension and Retirement Plans

Pension Plan.   The company provides defined benefit pension plans that cover substantially all employees of the company. The company uses a December 31 measurement date for its pension plans. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2004	2003
Change in benefit obligation
Benefit obligation at beginning of period	$95	$81
Service cost	6	5
Interest cost	6	6
Amendment	—	1
Actuarial loss	6	8
Benefits paid	(6)	(6)
Benefit obligation at end of period	$107	$95
Change in plan assets
Fair value of plan assets at beginning of period	$65	$63
Actual return on plan assets	7	14
Employer contributions	9	6
Reclassification to Investment in Grantor Trusts	—	(12)
Benefits paid	(6)	(6)
Fair value of plan assets at end of period	$75	$65

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The funded status is set forth in the following table (in millions):

	December 31, 2004	December 31, 2003
Funded status	$(32)	$(30)
Unrecognized net actuarial loss	17	14
Unrecognized prior service cost	1	2
Unfunded accrued pension cost	$(14)	$(14)

The unfunded accrued pension cost at December 31, 2004, consists of accrued pension liability of $15 million for the non-qualified pension plans and $1 million of prepaid pension cost for the qualified pension plan. The unfunded accrued pension cost at December 31, 2003, consists of accrued pension liability of $12 million for the non-qualified pension plans and $2 million for the qualified pension plan.

The components of pension cost were as follows for the years ended December 31 (in millions):

	2004	2003	2002
Service cost	$6	$5	$5
Interest cost	6	6	5
Expected return on plan assets	(5)	(5)	(6)
Total pension cost	$7	$6	$4

Most of the company’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after five years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits of hourly employees are generally based on a fixed amount per year of service.

The company maintains a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. The company’s contributions to these plans vary from year to year. It is the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued). At December 31, 2004, the fair value of plan assets for the qualified plan was $75 million and its related accumulated benefit obligation was $73 million. At December 31, 2003, the fair value of plan assets for the qualified plan was $65 million and its related accumulated benefit obligation was $61 million.

The company has the same funding policy for the non-qualified plans. However, assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. Prior to 2004, assets associated with the non-qualified plans were netted against our unfunded accrued pension cost liability. At January 1, 2004, $12 million of assets associated with the non-qualified plans was reclassified to Investment in Grantor Trusts. Prior year amounts were reclassified for comparable presentation. At December 31, 2004 and 2003, the accumulated benefit obligation for the non-

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

qualified plans was $15 million and $12 million, respectively. The fair value of assets held in a grantor trust associated with the non-qualified plans was $15 million at December 31, 2004, and $13 million at December 31, 2003.

As a result of the company’s funding policy, annual qualified pension contributions and grantor trust funding are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected investment returns, the company expects 2005 contributions to the qualified pension plan to range between $3 million and $8 million. Additionally, during 2005 the company expects to contribute between $1 million and $3 million to its grantor trust associated with the non-qualified plans.

The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected benefit payments
2005	$8
2006	8
2007	10
2008	10
2009	11
2010 through 2014	$58

As of year-end, plan assets were allocated as follows:

	December 31, 2004	December 31, 2003
Large Capitalization Domestic Equities	37%	41%
Small and Mid-Size Capitalization Domestic Equities	14%	13%
International Equities	10%	12%
Fixed Income	28%	33%
Hedge Funds	10%	—%
Cash	1%	1%
Total	100%	100%

It is the company’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The company uses eight fund managers to capture favorable returns in various asset classes and to diversify risk. Target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	31% to 43%
Small and Mid-Size Capitalization Domestic Equities	10% to 16%
International Equities	8% to 12%
Fixed Income	27% to 33%
Hedge Funds	8% to 12%

Pension assets are rebalanced on a quarterly basis to maintain the above target allocations. To further reduce risk, fund managers are required to invest in a diversified portfolio. No more than 5% of an equity

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

portfolio can be invested in a single company, and fund managers are expected to be well diversified with respect to industry and economic sectors. No more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Equity investments are limited to common stocks, common stock equivalents and preferred stock. Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks, and other U.S. financial institutions. Furthermore, hedge funds are used to reduce market risk and generate absolute returns regardless of market direction by employing limited use of derivative instruments, selling securities short, and buying and selling futures and options contracts.

Over a full market cycle the investment goals for pension assets are as follows:

Large Capitalization Domestic Equities	Exceed the S&P 500 Index by 0.5% per annum
Small and Mid-Size Capitalization Domestic Equities	Exceed the Russell 2500 Index by 1% per annum
International Equities	Exceed the Morgan Stanley Capital International Europe, Australia and Far East Index by 1% per annum
Fixed Income	Exceed the Lehman Brothers Aggregate Bond Index by 0.5% per annum
Hedge Funds	Exceed the HFR Index

Weighted-average assumptions used to determine benefit obligation:

	December 31, 2004	December 31, 2003
Discount rate	5.75%	6.25%
Rate of compensation increase	3.7%	4.5%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2004	2003
Discount rate	6.25%	6.75%
Expected long-term return on plan assets	7.75%	7.75%
Rate of compensation increase	3.7%	4.5%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2004 and 2003.

Thrift and Profit Sharing Plan.   The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

Amounts charged to expense relating to the company’s thrift and profit sharing plan were $5 million each for 2004, 2003, and 2002. The employer match for each of the three years was 100%.

Other Benefit Plans.   Certain executives and key employees of the company participate in incentive benefit plans, which provide for the granting of shares and/or cash bonuses upon meeting performance objectives. See Note 11 of the Notes to Financial Statements.

Note 11.   Stock–Based Compensation Plans

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, dividend equivalents and value management awards. Under Plum Creek’s Stock Incentive Plan, as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At December 31, 2004, 2.4 million shares of the 12.4 million reserved shares have been used and, therefore, 10.0 million shares remain available for grants of non-qualified stock options, grants of restricted stock and units, or payments of vested dividend equivalents and value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until the end of their respective performance periods.

In addition to the 12.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek assumed 3.8 million Timber Company Stock options in connection with the October 6, 2001, merger with The Timber Company that were converted to Plum Creek stock options. At December 31, 2004, 0.6 million options of the 3.8 million options remain issued and outstanding.

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

Restricted Stock and Restricted Stock Units.   Under the plan, restricted stock and restricted stock units of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. The recipients of restricted stock units generally have the right to receive dividends during the restricted period and at the expiration of the restriction period the right to receive an equal number of shares of the company’s common stock. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock or restricted stock units to the company. The company had 39,500 shares of restricted stock outstanding under this plan as of December 31, 2004, compared to 32,412 shares of restricted stock as of December 31, 2003. No restricted stock units have been issued by the company.

Dividend Equivalents.   Under the plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dividend paid over a five-year period by the company multiplied by the number of unexercised stock options.

For awards granted in 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of the company’s current year dividend plus a percentage of prior year unearned dividends to the extent that the company’s total shareholder return on an annualized basis is at least 5.5% at the end of any such year. The total shareholder return computation consists of the company’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon the company’s performance for that year measured against the performance of a peer group of companies. Dividends are earned in whole or in part based on a sliding scale. If the company’s total shareholder return is below the 50th percentile of the peer group, then the percentage amount is zero. If the company’s total shareholder return is at or above the 75th percentile, the full amount of the dividend is earned. If the company’s relative performance is between the 50th and the 75th percentile, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year.

For awards granted prior to 2004, each year during the respective five-year performance period, a participant may earn an amount equal to the company’s current year dividend plus prior year unearned dividends to the extent the company’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year.

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At December 31, 2004, 1.7 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the company were outstanding compared to 1.6 million dividend equivalents outstanding at December 31, 2003.

Value Management Awards.   Value management awards granted in 2004 provide incentive compensation to participants that is contingent upon company performance over a three-year period measured against the performance of a peer group consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period. Awards granted in 2002 were based on the company’s performance measured against a peer group consisting of forest product companies.

Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the company’s total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is a sliding scale between 0% and 200% of the face value. At the end of the performance period, the awards will be paid in full to each participant. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. Generally, to be entitled to the payment, a participant must be employed by the company on the last date of the performance period.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Value management awards activity was as follows for the years ended December 31 (number of units, face value $100 per unit):

	2004	2003	2002
Balance at January 1	99,315	119,750	45,230
Grants	43,050	2,000	75,560
Payments	(22,435)	(22,435)	—
Forfeitures	(490)	—	(1,040)
Balance at December 31	119,440	99,315	119,750

Value management award payments were as follows for the years ended December 31 (in millions):

	2004	2003	2002
Cash	$2	$2	$—
Common Stock Shares	0.1	0.1	—

See Note 9 of the Notes to Financial Statements.

The three-year performance period for the 2002 grants ended on December 31, 2004. Based on our performance compared to the performance of our peer group, approximately 76,500 units (with a per unit value of $116 or $9 million in the aggregate) vested on December 31, 2004. The awards were paid in cash and stock in January of 2005.

Summary of Stock Option Activity.   Presented below is a summary of Plum Creek’s stock option plan activity (includes the Timber Company Stock options assumed and converted in connection with the October 6, 2001, merger with The Timber Company):

	Options Outstanding
	Number of shares	Wtd. Avg. exercise price
Balance at January 1, 2002	2,615,570	$18.70
Options granted	480,050	29.62
Options exercised/surrendered	(1,020,522)	16.66
Options cancelled/forfeited	(46,794)	24.50
Balance at December 31, 2002	2,028,304	$22.18
Options granted	478,750	$21.99
Options exercised/surrendered	(91,243)	16.35
Options cancelled/forfeited	(17,897)	25.07
Balance at December 31, 2003	2,397,914	$22.34
Options granted	526,500	$30.94
Options exercised/surrendered	(531,350)	22.44
Options cancelled/forfeited	(29,583)	18.33
Balance at December 31, 2004	2,363,481	$24.28

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of prices	Number	Wtd. Avg. remaining life	Wtd. Avg. exercise price	Number	Wtd. Avg. exercise price
December 31, 2002
$29.70 – $30.70	460,050	9.1 years	$29.72	—	$—
$22.21 – $26.25	634,954	7.8 years	$25.82	227,976	$25.78
$16.94 – $18.34	253,927	2.7 years	$17.22	253,927	$17.22
$15.29 – $16.42	679,373	3.7 years	$15.52	679,373	$15.52
$15.29 – $30.70	2,028,304	6.1 years	$22.18	1,161,276	$17.91
December 31, 2003
$29.70 – $30.70	451,800	8.1 years	$29.72	112,950	$29.72
$24.35 – $26.27	628,549	6.8 years	$25.85	380,950	$25.81
$21.91 – $23.97	471,750	9.1 years	$21.94	1,250	$22.21
$16.94 – $18.34	236,500	1.8 years	$17.26	236,500	$17.26
$15.29 – $16.42	609,315	2.7 years	$15.53	609,315	$15.53
$15.29 – $30.70	2,397,914	6.0 years	$22.34	1,340,965	$19.96
December 31, 2004
$30.91 – $36.13	522,750	9.1 years	$30.96	51,000	$30.99
$29.70 – $30.70	415,674	7.1 years	$29.73	201,400	$29.73
$24.35 – $26.27	332,817	6.2 years	$26.03	257,692	$25.98
$21.91 – $23.97	456,150	8.1 years	$21.94	121,589	$21.94
$15.29 – $18.34	636,090	1.6 years	$16.01	636,090	$16.01
$15.29 – $36.13	2,363,481	6.1 years	$24.28	1,267,771	$21.39

Accounting for Stock-Based Compensation.   The company expenses stock-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by the company in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. Total compensation expense for the above stock-based compensation plans (including both awards paid in stock and cash) was $13 million, $7 million, and $8 million for the years ended December 31, 2004, 2003, and 2002, respectively. See Note 1 of the Notes to Financial Statements.

The weighted-average measurement date fair values were computed using the Black-Scholes option valuation model with the following assumptions:

	Options Granted
	2004	2003	2002
Expected life in years	7	7	7
Risk-free interest rates	3.7%	3.5%	3.5-4.8%
Volatility	24%	29%	31%
Dividend yield	4.5%	6.4%	6.0-7.7%
Weighted-average measurement date fair values per share	$5.13	$3.27	$4.21-4.33

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Detail of Certain Balance Sheet Accounts

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2004	December 31, 2003
Other Current Assets
Prepaid expenses	$8	$9
Real estate sales receivable	11	14
Other	8	7
	$27	$30
Other Current Liabilities
Long-term incentive compensation	$11	$2
Other	9	11
	$20	$13
Other Non-Current Liabilities
Long-term incentive compensation	$7	$11
Timber obligations	12	12
Deferred compensation	14	13
Unfunded accrued pension cost	15	14
Other	8	8
	$56	$58

Note 13.   Commitments and Contingencies

Contingencies.   The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental matters, incidental to its business. Moreover, the company is currently in the early stages of several lawsuits related to property damage caused by various sources, including fire and flooding (“Property Damage Litigations”). The company believes it is more likely than not that the Property Damage Litigations will be resolved favorably. However, the final outcome of any legal proceeding is subject to many variables and cannot be predicted with any degree of certainty. The company believes that there are meritorious defenses for these claims and is vigorously defending these matters. However, if the company is not successful in defending the claims, we believe the aggregate losses for the Property Damage Litigations would range between $0 and $12 million. While administration of current regulations and any new regulations or proceedings have elements of uncertainty, it is anticipated that no pending legal proceedings or regulatory matters, other than the Property Damage Litigations, would have a materially adverse effect on the financial position, results of operations or liquidity of the company.

Environmental Contingencies.   In connection with the October 6, 2001, merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During the fourth quarter of 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as Plum Creek’s liability in this matter cannot be reasonably determined at this time. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

Contractual Obligations.   The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements range from one to 25 years with renewal options by either party for periods ranging from five years to 15 additional years. These agreements expire beginning in 2005 through 2023.

Lease Commitments.   The company leases buildings and equipment under non—cancelable operating lease agreements. Operating lease expense was $3 million in 2004, $4 million in 2003 and $3 million in 2002. The company leases certain timberlands in which the company acquired title to the standing timber at the inception of the lease. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2004 (in millions):

	Operating Leases	Timber Obligations
2005	$3	$1
2006	2	1
2007	2	1
2008	2	1
2009	1	1
Thereafter	2	7
Total	$12	$12

Registration Rights.   Plum Creek is party to a registration rights agreement with its former general partner and certain named investors (collectively the “Selling Stockholders”) pursuant to which Plum Creek agreed to register the Selling Stockholders’ shares of the company’s common stock under applicable federal and state securities laws under specific circumstances and at specific times. The registration rights agreement provides for cross-indemnification of the Selling Stockholders and the company and the directors, officers and controlling persons of the Selling Stockholders and the company, respectively, against specific liabilities arising in connection with the offer and sale of the company’s common stock, including liabilities arising under the Securities Act of 1933, as amended. In November 2001, pursuant to the terms of the registration rights agreement, the Selling Stockholders asked the company to register for public sale under the Securities Act up to 9,851,633 shares of common stock of the company owned collectively by the Selling Stockholders. The company incurred costs relating to the registration of these securities of approximately $0.4 million in 2001.

Note 14.   Segment Information

The company is organized into eight business units on the basis of both product line and geographic region. Each business unit has a separate management team due to geographic location, marketing strategies and/or production processes. In applying SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, these business units have been aggregated into five reportable segments

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on similar long-term economic characteristics. The company’s reportable segments are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufactured Products and (5) Other.

Northern Resources Segment.   The Northwest Resource region and the Northeast Resource region are aggregated into the Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Idaho, Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly the Pacific Rim countries and Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to our lumber and plywood mills (which are part of the Manufactured Products Segment). Hardwood sawlogs are sold primarily to furniture manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

Southern Resources Segment.   The Southwest Resource region and the Southeast Resource region are aggregated into the Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers. Additionally, the Southern Resources Segment leases timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment.   The Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Management estimates that included in the company’s approximately 7.8 million acres of timberlands are about 1.3 million acres of higher and better use timberlands and about 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

Manufactured Products Segment.   The lumber and panel businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities and one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic lumber retailers, home construction, and industrial customers, and to a lesser extent for export primarily to Canada. Residual chips are sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2004	2003	2002
Lumber	$235	$192	$203
Plywood	157	115	105
MDF	126	90	73
Total	$518	$397	$381

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Segment.   The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Mineral income consists of royalty revenue from the extraction of oil and gas, natural aggregates and coal.

In December 2004, Plum Creek sold substantially all of its subsurface property rights (primarily coal reserves, excluding coal-bed methane, oil and gas reserves) in Buchanan County, Virginia, to Consol Energy, Inc. The company received proceeds of $23 million in connection with the sale and the release of certain legal claims, which the company believes comprised a portion of the proceeds. However, the sale agreement did not specify an allocation. Prior to the sale, substantially all of the coal reserves were subject to long-term mineral leases with Consol. For each of the years in the three-year period ended December 31, 2004, the Other Segment revenues and operating income included approximately $1 million from royalties associated with the mineral leases. The net gain from this sale and settlement of certain legal claims, after reducing the proceeds for applicable income taxes, was $23 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

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

The table below presents information about reported segments for the years ended December 31 (in millions):

	Northern Resources(A)	Southern Resources	Real Estate(B)	Manufactured Products(C)	Other(D)	Total(E)
2004
External revenues	$235	$459	$303	$518	$13	$1,528
Intersegment revenues	90	—	—	—	—	90
Export revenues	22	—	—	22	—	44
Depreciation, depletion and amortization	27	48	—	37	1	113
Operating income	100	207	152	58	9	526
2003
External revenues	$219	$445	$124	$397	$11	$1,196
Intersegment revenues	90	—	—	—	—	90
Export revenues	22	—	—	14	—	36
Depreciation, depletion and amortization	30	51	—	25	1	107
Operating income (loss)	82	216	47	(5)	7	347
2002
External revenues	$226	$423	$98	$381	$9	$1,137
Intersegment revenues	94	—	—	—	—	94
Export revenues	26	—	—	11	—	37
Depreciation, depletion and amortization	33	49	—	23	—	105
Operating income	80	227	64	1	7	379

(A)         For 2003, Northern Resources Segment depreciation, depletion and amortization, and operating income include $4 million loss related to forest fires.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(B)        The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period totaled $21 million during 2004, compared to a $14 million during 2003. No impairment loss was incurred during 2002. Impairments are recognized as part of cost of goods sold and reflected in operating income.

(C)        For 2004, Manufactured Products Segment depreciation, depletion and amortization, and operating income include $9 million lumber assets impairment loss.

(D)       Since 2001, Plum Creek had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company had jointly explored for and developed coalbed methane gas found on certain of its timberlands in West Virginia and Virginia. During the second quarter of 2004, the company sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The resulting gain of $5 million before income taxes is included in Gain on Sale of Other Assets in our operating income for 2004. The agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. The impact on operating income from our working interest in the joint operating agreement during the three-year period ended December 31, 2004, was less than $1 million annually. Plum Creek retained its royalty interest in the project.

(E)        Consolidated segment depreciation, depletion and amortization for 2004, 2003, and 2002 includes $1 million of debt fee amortization, which is included in interest expense.

A reconciliation of total operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2004	2003	2002
Total segment operating income	$526	$347	$379
Interest expense, net	(111)	(117)	(103)
Corporate and other unallocated expenses	(54)	(44)	(41)
Gain on sale of other assets	5	—	—
Income before income taxes	$366	$186	$235

Intersegment sales prices are determined at least quarterly, based upon estimated market prices and terms in effect at the time. Export revenues consist of log sales, primarily to Japan and Canada, as well as manufactured product sales primarily to Canada. The company does not hold any long-lived foreign assets.

Segment revenues from sales to a single customer in excess of 10% of total revenues were as follows for the years ended December 31 (in millions):

	2004	2003	2002
Northern Resources	$8	$12	$14
Southern Resources	144	136	152
Manufactured Products	12	29	29
Total	$164	$177	$195

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Subsequent Events

On February 10, 2005, our Board of Directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $0.38 per share. Total dividends approximated $70 million and will be paid on March 8, 2005, to stockholders of record on February 22, 2005.

During the first quarter of 2005, Plum Creek sold its remaining coal reserves for $21 million in proceeds.

Note 16.   Unaudited Selected Quarterly Financial Data

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.(A)
	(In Millions, Except Per Share Amounts)
2004
Revenues	$497	$341	$363	$327
Gross Profit	209	111	137	101
Operating Income	191	94	115	77
Net Income	155	57	77	73
Net Income per Share—Basic(B)	$0.85	$0.31	$0.42	$0.40
Net Income per Share—Diluted	$0.84	$0.31	$0.42	$0.40
2003
Revenues	$273	$318	$290	$315
Gross Profit	76	103	92	109
Operating Income	59	84	72	88
Net Income	33	58	45	56
Net Income per Share—Basic(B)	$0.18	$0.32	$0.25	$0.31
Net Income per Share—Diluted	$0.18	$0.31	$0.25	$0.30

(A)         2004 fourth quarter net income includes a $23 million, or $0.12 per share, Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

(B)        Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year. See Note 9 of the Notes to Financial Statements.

PLUM CREEK TIMBER COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
March 2, 2005

Item 8.                        Financial Statements and Supplementary Data (continued)

The following consolidated financial statements relate to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in August of 2004 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell up to $400 million of its debt securities.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(In Millions)
Revenues:
Timber	$694	$664	$649
Real Estate	303	124	98
Manufacturing	518	397	381
Other	13	11	9
Total Revenues	1,528	1,196	1,137
Costs and Expenses:
Cost of Goods Sold:
Timber	368	345	318
Real Estate	149	77	34
Manufacturing	449	390	370
Other	4	4	2
Total Cost of Goods Sold	970	816	724
Selling, General and Administrative	86	77	75
Total Costs and Expenses	1,056	893	799
Gain on Sale of Other Assets	5	—	—
Operating Income	477	303	338
Interest Expense, net	111	117	103
Income before Income Taxes	366	186	235
Benefit (Provision) for Income Taxes	(27)	6	(2)
Income from Continuing Operations	339	192	233
Gain on Sale of Properties, net of tax	23	—	—
Net Income	$362	$192	$233

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In Millions)
Assets
Current Assets:
Cash and Cash Equivalents	$347	$267
Restricted Advance from Customer	4	3
Accounts Receivable	40	34
Inventories	71	54
Deferred Tax Asset	10	11
Other Current Assets	25	28
	497	397
Timber and Timberlands—Net	3,590	3,674
Property, Plant and Equipment—Net	253	303
Investment in Grantor Trusts	41	36
Other Assets	8	6
Total Assets	$4,389	$4,416
Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$32	$33
Accounts Payable	41	34
Interest Payable	28	28
Wages Payable	25	23
Taxes Payable	22	15
Deferred Revenue	16	16
Other Current Liabilities	20	13
	184	162
Long-Term Debt	1,405	1,437
Lines of Credit	448	594
Deferred Tax Liability	45	37
Other Liabilities	69	67
Total Liabilities	2,151	2,297
Commitments and Contingencies
Equity
Partners’ Capital	2,238	2,119
Total Liabilities and Stockholders’ Equity	$4,389	$4,416

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	(In Millions)
Cash Flows From Operating Activities
Net Income	$362	$192	$233
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $9 Lumber Impairment Loss in 2004 and $4 Loss Related to Forest Fires in 2003)	114	108	106
Basis of Real Estate Sold (Includes Impairment Losses of $21 in 2004 and $14 in 2003)	134	66	28
Deferred Income Taxes	9	(7)	1
Gain on Sales of Other Assets and Properties	(28)	—	—
Working Capital Changes	6	4	(7)
Other	3	9	8
Net Cash Provided By Operating Activities	600	372	369
Cash Flows From Investing Activities
Property Additions (Excluding Timberland Acquisitions)	(70)	(84)	(91)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds)	(66)	(162)	(158)
Proceeds from Sale of Other Assets and Properties	46	—	—
Other	(1)	(1)	(3)
Net Cash Used In Investing Activities	(91)	(247)	(252)
Cash Flows From Financing Activities
Cash Distributions	(248)	(299)	(257)
Borrowings of Long-term Debt	—	298	25
Retirement of Long-term Debt	(33)	(33)	(34)
Borrowings on Lines of Credit	2,147	1,922	1,708
Repayments on Lines of Credit	(2,295)	(1,997)	(1,508)
Net Cash Used In Financing Activities	(429)	(109)	(66)
Increase In Cash and Cash Equivalents	80	16	51
Cash and Cash Equivalents:
Beginning of Period	267	251	200
End of Period	$347	$267	$251
Supplementary Cash Flow Information
Cash Paid (Received) During the Year for:
Interest	$115	$112	$110
Income Taxes—Net	$11	$(1)	$4

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Accounting Policies

General.   Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly owned subsidiary of Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. (“Parent”) is a Delaware Corporation and real estate investment trust, or REIT. References herein to “the Operating Partnership,” “we,” “us” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly owned consolidated subsidiaries; references to “Plum Creek” relate to Plum Creek Timber Company, Inc. and its wholly owned subsidiaries.

At December 31, 2004, the Operating Partnership owned and managed approximately 7.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 7.8 million acres are about 1.3 million acres of higher and better use timberlands and about 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

On October 6, 2001, six former subsidiaries of Georgia-Pacific Corporation (“Georgia-Pacific”), collectively referred to as “The Timber Company,” merged with and into Plum Creek. The Timber Company held all of the assets and liabilities attributed to Georgia-Pacific’s timber and timberland business. In the merger, Plum Creek acquired approximately 3.9 million acres of primarily pine forests in the southern regions of the United States, 287,000 acres of primarily Douglas-fir forests in Oregon and 542,000 acres of mixed hardwood forests in the Appalachian and northeastern regions of the United States for a purchase price of approximately $3.4 billion. Immediately following the merger, all assets and liabilities acquired from The Timber Company were transferred to the Operating Partnership.

Basis of Presentation.   The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. has no independent assets, liabilities or operations other than its investment in Plum Creek Timberlands, L.P. and proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

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

Business Concentrations.   Sales of the Operating Partnership’s products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Changes in these industries may significantly affect management’s estimates and the Operating Partnership’s performance.

Revenue Recognition.   Timber sales revenues are recognized when legal ownership and the risk of loss transfer to the purchaser and the quantity sold is determinable. The Operating Partnership sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sales, revenue, including amounts billed for shipping and handling, is recognized when the log is delivered to the customer. Stumpage is sold using either pay-as-cut or lump-sum sale agreements.  First, under a pay-as-cut contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed-to price per unit. The sale and any related advances are recognized as revenues as the purchaser harvests the timber on the tract. Secondly, under a lump-sum sale, the parties agree to a purchase price for all the timber available for harvest on a tract of land. Generally the purchase price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is cut. Therefore, revenue under a lump-sum sale is recognized each month based on the timber harvested compared to total estimated timber available to be harvested on a tract of land over the term of the contract (usually 12 to 18 months). An adjustment may be required at the completion of the contract to the extent the actual timber harvested was different than the estimate of timber available for harvest based on the timber cruise.

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products, primarily wood chips, and amounts billed for shipping and handling, are recognized at the time of delivery. Revenues generated from real estate sales include the sale of higher and better use timberlands and non-strategic timberlands. In some of these transactions, the Operating Partnership exchanged timberlands that qualified for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these exchanges involved a third party intermediary, whereby the third party intermediary received proceeds related to the property disposed and then reinvested the proceeds in like-kind property. The proceeds are recorded as revenues when the third party intermediary receives them.

Revenue from real estate sales is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For substantially all of the Operating Partnership’s real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in any of our properties after they are sold. The Operating Partnership recognizes revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion the Operating Partnership receives a portion of the real estate sale consideration in the form of a note receivable. Such sales represented less than 5% of our revenue from real estate sales for each of the years in the three-year period ended December 31, 2004. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is recognized under the cost recovery method. Furthermore, the Operating Partnership may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The Operating Partnership treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Broker commissions and closing costs of our Real Estate Segment are included in cost of goods sold.

Cash and Cash Equivalents.   All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds. The Operating Partnership periodically reviews the credit rating of the financial institution where the money market funds are maintained. The Operating Partnership has restricted cash related to certain advances from a customer associated with lump-sum timber sales. When

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the trees associated with these lump-sum contracts are harvested, the Operating Partnership may access the cash.

Prior to 2004, checks outstanding at the end of the period were netted against the Operating Partnership’s cash balance. For 2004, outstanding checks have been included in Accounts Payable. Prior year amounts have been reclassified for comparable presentation. Included in Accounts Payable were outstanding checks of $11 million and $7 million at December 31, 2004 and 2003, respectively.

Accounts Receivable.   Accounts receivable at December 31, 2004 and 2003, is presented net of an allowance for doubtful accounts of $1 million. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Grantor Trusts.   Several grantor trusts have been established for deferred compensation and deferred shares of Plum Creek Timber Company, Inc. See Note 5 of the Notes to Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the consolidated statement of income.

Certain deferred compensation obligations are fixed in shares of common stock of Plum Creek Timber Company, Inc. At December 31, 2004 and 2003, the Operating Partnership’s grantor trusts held 0.4 million and 0.3 million shares, respectively, of common stock of Plum Creek Timber Company, Inc. These shares as well as the underlying obligations are reported on the consolidated balance sheet at historic costs and included in Investment in Grantor Trusts and Other Non-Current Liabilities, respectively. See Note 5 of the Notes to Financial Statements.

Furthermore, Operating Partnership maintains a grantor trust, which the Operating Partnership uses to fund its non-qualified pension plan obligation. See Note 7 of the Notes to Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.”  The investments are carried at market values on the Operating Partnership’s balance sheet; realized gains and losses are recognized in the consolidated statement of income; changes in unrealized gains and losses are recorded as other comprehensive income/loss as a component of Partners’ Capital.

Inventories.   Logs, work-in-process and finished goods of the Operating Partnership are stated at the lower of cost or market on the average cost method. Supplies inventories are stated at cost. Costs for manufactured inventories included raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories included timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead.

Timber and Timberlands.   Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber previously harvested and accumulated road amortization. The Operating Partnership capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands (other than lease payments for the purchase of standing timber, in which case the payments are capitalized) and forest

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over 30 years. Costs for roads that are built to access multiple logging sites over numerous years are capitalized and amortized over six years. Costs for roads built to access a single logging site are expensed as incurred.

Costs attributable to timber harvested, or depletion, are charged against income as trees are harvested. Depletion rates are determined annually based on the relationship between net carrying value of the timber plus certain capitalizable silviculture costs expected to be incurred over the harvest cycle and total timber volume estimated to be available over the harvest cycle. The depletion rate calculations do not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. There is no book basis allocated to the sale of conservation easements.

The Operating Partnership enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. During 2004, the Operating Partnership acquired assets totaling $161 million under tax-deferred exchange transactions compared to $57 million during 2003 and $33 million during 2002. Also during 2004, the Operating Partnership disposed of assets for consideration of $163 million under tax-deferred exchange transactions, compared to $53 million during 2003 and $36 million during 2002. The above amounts include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges.

Property, Plant and Equipment.   Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced properties are retired. Replacement of minor components of property and repair and maintenance costs, are charged to expense as incurred.

All property, plant and equipment other than manufacturing machinery (lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on a units-of-production basis, which approximates a straight-line basis. Useful lives are 25 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

Shipping and Handling Costs.   Costs incurred for shipping timber and manufactured products are included in cost of goods sold.

Stock-Based Compensation Plans.   At December 31, 2004, Plum Creek had stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Financial Statements. The cost of these stock-based compensation plans has been allocated to the Operating Partnership. The Operating Partnership expenses stock-based employee compensation on a straight-line basis over the vesting period in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by the Operating Partnership in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. The Operating Partnership recognized stock-based compensation expense of approximately $3 million during 2004, and approximately $4 million each during 2003 and 2002. Had the Operating Partnership used the fair value method of accounting for all

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock-based compensation, net income would have been reduced by $0.3 million for 2004, and $0.5 million each for 2003 and 2002.

Stock-based employee compensation expense included in reported income before income taxes was as follows for the years ended December 31 (in millions):

	2004	2003	2002
Stock options	$1.7	$0.9	$0.4
Value management awards, dividend equivalents, and grants of restricted stock	1.7	3.0	4.1
Total	$3.4	$3.9	$4.5

Value management awards and dividend equivalents are paid partially in stock of Plum Creek Timber Company, Inc. and partially in cash, based on payout elections made by recipients. The Operating Partnership recorded expense of $9.3 million in 2004, $2.6 million in 2003 and $3.3 million in 2002 for the estimated cash portion of these awards. See Note 8 of the Notes to Financial Statements.

Reclassifications.   Certain prior year amounts have been reclassified to conform with the 2004 presentation. The reclassifications had no impact on operating income or net income. See above in Note 1 of the Notes to Financial Statements, “Cash and Cash Equivalents,” for reclassification of outstanding checks. See Note 7 of the Notes to Financial Statements for reclassification of grantor trust assets.

New Accounting Pronouncements.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

The Operating Partnership adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002, using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Operating Partnership uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Operating Partnership cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized in prior periods for such excess tax deductions were immaterial. In addition to stock options, Plum Creek may also grant dividend equivalents and value management awards, a portion of which may be payable in shares of common stock of Plum Creek Timber Company, Inc. See Note 8 of the Notes to Financial Statements. The Operating Partnership

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is in the process of determining the effect, if any, the adoption of SFAS No. 123(R) will have on the financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The new Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect that adoption of this standard will have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Opinion No. 29 provided an exception to its basic measurement principle, fair value, for exchanges of similar production assets. Under Opinion No. 29, an exchange of a productive asset was based on the recorded amount of the asset relinquished. The FASB eliminated this exception and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The FASB believes this Statement produces financial reporting that more faithfully represents the economics of nonmonetary asset exchange transactions. The new Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect that adoption of this standard will have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

Note 2.   Timber and Timberlands and Property, Plant and Equipment and Inventory

Timber and timberlands consisted of the following (in millions):

	December 31, 2004	December 31, 2003
Timber and logging roads—net	$2,367	$2,404
Timberlands	1,223	1,270
Timber and Timberlands—net	$3,590	$3,674

During 2004, the Operating Partnership acquired approximately 78,000 acres of timberlands located primarily in Arkansas and Maine for $66 million. Timberland dispositions during the same time period comprised approximately 377,000 acres of which 310,000 were located in the Northern and 67,000 in the Southern United States. During 2003, timberland acquisitions consisted primarily of 139,000 acres located in South Carolina, Arkansas and New Hampshire for $162 million. Timberland dispositions for the same time period totaled 125,000 acres of which 78,000 were located in the Northern and 47,000 in the Southern United States.

In December 2004, the Operating Partnership sold substantially all of its subsurface property rights (primarily coal reserves, excluding coal-bed methane, oil and gas reserves) in Buchanan County, Virginia, to Consol Energy, Inc. See Note 12 of the Notes to Financial Statements. The book basis of these property rights of $0.1 million was expensed upon sale and is reflected in our Consolidated Statements of Income for the year ended December 31, 2004, as a deduction in Gain on Sale of Properties, net of tax.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Operating Partnership’s Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each real estate sale is evaluated for a potential impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2004, the Operating Partnership recorded impairment losses of $21 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $45 million. Substantially all of these properties were sold during 2004. During 2003, the Operating Partnership recorded impairment losses of $14 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $50 million. Approximately two-thirds of these properties were sold during 2003. The impairment losses of $21 million in 2004 and $14 million in 2003 are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

During 2003, the Operating Partnership’s Northern Resources Segment recognized a $4 million loss, representing the book basis of the timber volume destroyed as a result of forest fires on approximately 45,000 acres in Montana.

Property, plant and equipment consisted of the following (in millions):

	December 31, 2004	December 31, 2003
Land, buildings and improvements	$80	$81
Machinery and equipment	282	304
	362	385
Accumulated depreciation	(109)	(82)
Property, Plant and Equipment—net	$253	$303

During the fourth quarter of 2004, the Operating Partnership completed an evaluation of its lumber business. In connection with the evaluation, the Operating Partnership concluded it had excess production capacity at one of its mills; and therefore, concluded that the mill’s long-lived assets were impaired. The Operating Partnership recorded an impairment loss of $9 million during the fourth quarter by writing the carrying value of the mill’s long-lived assets of $14 million down to their estimated fair value of $5 million. The impairment loss of $9 million is reflected in the operating income of our Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income. The estimated fair value was computed based on expected future cash flows discounted at the risk-free rate of interest.

Since 2001, the Operating Partnership had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the Operating Partnership jointly explored for and developed coalbed methane gas found on certain of our timberlands in West Virginia and Virginia. During 2004, the Operating Partnership sold its working interest in the joint operating agreement to Geomet, Inc. See Note 12 of the Notes to Financial Statements. At December 31, 2003, Property, Plant and Equipment—net included $22 million of capitalized costs associated with these coalbed methane exploration and development activities.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories, accounted for using the lower of average cost or market, consisted of the following
(in millions):

	December 31, 2004	December 31, 2003
Raw materials (logs)	$24	$13
Work-in-process	4	3
Finished goods	32	29
	60	45
Supplies	11	9
Total	$71	$54

Note 3.   Income Taxes

Plum Creek Timberlands, L.P. is a limited partnership and, therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% to its parent, Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT is generally not subject to corporate-level income tax if it satisfies certain requirements as set forth in the Internal Revenue Code. Under these sections, a REIT is permitted to deduct dividends paid to stockholders in computing its taxable income. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Plum Creek conducts its activities through various wholly owned operating partnerships. The activities of these operating partnerships consist primarily of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. In addition, our various taxable REIT subsidiaries (subchapter “C” corporations) harvest and sell logs, purchase and sell timber under pay-as-cut contracts or lump-sum sales, conduct our manufacturing operations and sell some higher and better use timberlands.

The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s various taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT (e.g. built-in gains tax) and allocated to the operating partnership that caused the related income tax expense or benefit.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2004	2003	2002
Current income taxes:
Federal	$15	$1	$1
State	3	—	—
Deferred income taxes:
Federal	(7)	4	3
State	(1)	(1)	—
Utilization (benefit) of operating loss carryforwards	17	(10)	(2)
Provision (benefit) for income taxes on income from continuing operations	$27	$(6)	$2

The federal statutory income tax rate was 35%. The income generated by the activities of the Operating Partnership is generally not subject to federal and state income tax. The provision for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2004	2003	2002
Provision for income taxes on income from continuing operations computed at the Federal statutory tax rate	$128	$65	$82
Partnership income not subject to Federal tax	(101)	(68)	(79)
State income taxes, net of Federal benefit	4	(1)	—
Permanent book-tax differences	(4)	(2)	(1)
Provision (benefit) for income taxes on income from continuing operations	$27	$(6)	$2

For the year ended December 31, 2004, $27 million of income tax expense was allocated to Income from Continuing Operations and $0.3 million of income tax expense was allocated to Gain on Sale of Properties, net of tax.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes are provided for net operating loss carryforwards and the temporary differences between the financial reporting basis and tax basis of the company’s assets and liabilities. The components of net deferred income tax liabilities are as follows (in millions):

	December 31, 2004	December 31, 2003
Deferred income tax assets:
Accrued compensation	$13	$14
Net operating loss carryforwards	—	17
Other accruals and reserves	9	6
	22	37
Deferred income tax liabilities:
Machinery and equipment	(54)	(60)
Timber and timberlands	(3)	(3)
	(57)	(63)
Deferred income tax liability, net	$(35)	$(26)

During 2004, Plum Creek utilized $45 million of net operating loss carryforwards. Deferred income tax liabilities at December 31, 2004 and 2003, are net of deferred tax assets of $10 million and $11 million, respectively, included in current assets.

As a consequence of the October 6, 2001, merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) only if the company makes a taxable disposition of certain property acquired in the merger with The Timber Company within the ten-year period following the merger date. The built-in gains tax only applies to gains from such asset sales to the extent that the fair value of the property exceeded its tax basis at the merger date. The built-in gains tax does not apply to income generated from the harvesting and sale of timber.

Plum Creek conducts its activities through various wholly owned operating partnerships and through several taxable REIT subsidiaries. The activities of the Operating Partnership are not subject to corporate-level income tax. The book basis of the Operating Partnership’s assets and liabilities exceeds its tax basis by approximately $1.7 billion at December 31, 2004. Plum Creek’s taxable REIT subsidiaries file a consolidated federal income tax return.

The Timber Company filed its federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, the Operating Partnership remains liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by State and Local Taxing Authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 1998 and the Operating Partnership has no further obligation to Georgia-Pacific as of December 31, 2004. Georgia-Pacific’s consolidated income tax returns for 2001, 2000, and 1999 are currently under examination. Additionally, the Service has completed examinations of the federal income tax return of Plum Creek Timber Company, Inc. and the consolidated federal income tax return of the taxable REIT subsidiaries for the year 2000 and the period ended December 31, 1999. Plum Creek has no open tax years prior to 2001.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.   Borrowings

Long–term debt and the line of credit consist of the following (in millions):

	December 31, 2004	December 31, 2003
Revolving Line of Credit due 2009, 3.3% at 12/31/04, based on LIBOR plus 0.875%, and 2.7% at 12/31/03, based on LIBOR plus 1.5%	$448	$594
Senior Notes due 2007, 11.125% plus unamortized premium of $3.1 at 12/31/04, effective rate of 6.19%	46	62
First Mortgage Notes due 2007, 11.125% plus unamortized premium of $2.8 at 12/31/04, effective rate of 6.19%	41	56
Senior Notes due 2007, 5.31%	25	25
Senior Notes due 2009, 8.73% plus unamortized premium of $6.7 at 12/31/04, effective rate of 7.55%	157	158
Senior Notes due 2011, mature serially 2007 to 2011, 7.62% to 7.83%, plus unamortized premium of $1.5 at 12/31/04, effective rates of 6.96% to 7.84%	173	173
Senior Notes due 2013, mature serially 2006 to 2013, 6.96% to 7.76%, less unamortized discount of $5.5 at 12/31/04, effective rates of 6.95% to 8.04%	494	494
Senior Notes due 2016, mature serially 2006 to 2016, 7.74% to 8.05%, plus unamortized premium of $1.4 at 12/31/04, effective rates of 6.96% to 8.04%	201	202
Senior Notes due 2013, mature serially 2008 to 2013, 4.96% to 6.18%	280	280
Senior Notes due 2008, 3.5% at 12/31/04, based on 3-month LIBOR plus 1.445%	20	20
Total Long-term Debt	$1,885	$2,064
Less: Current Portion	(32)	(33)
Long-term Portion	$1,853	$2,031

In January of 2004, the Operating Partnership refinanced its revolving line of credit with a new $650 million facility maturing January 15, 2009. As of December 31, 2004, the interest rate for the new facility was LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily, based on cash needs. As of December 31, 2004, the Operating Partnership had $448 million of borrowings and $6 million of standby letters of credit outstanding; $196 million remained available for borrowing under the Operating Partnership’s line of credit. As of January 7, 2005, $348 million of the borrowings under the line of credit was repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August of 2004, Plum Creek filed with the Securities and Exchange Commission a shelf registration statement under which the Operating Partnership has registered and from time to time may offer and sell up to $400 million of its debt securities. As of September 30, 2004, the entire amount for issuance of debt securities remained available under the shelf registration statement.

In January 2003, the Operating Partnership issued $300 million of senior notes payable. These notes comprised $280 million fixed rate borrowings bearing interest at 4.96% to 6.18% maturing serially in 2008 to 2013 and $20 million variable rate debt bearing interest at 3-month LIBOR plus 1.445% maturing in 2008. The proceeds from the issuance of these notes were used to repay a portion of the outstanding borrowings under lines of credit and for general business funding purposes.

The unamortized balance of the premium recorded to reflect the difference between the market rate of interest and the stated interest rates at the time of the merger with Timber Company in 2001 was $10 million and $16 million at December 31, 2004 and 2003, respectively.

The Senior Notes (excluding the Senior Notes due 2011) and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $178 million at December 31, 2004, and $218 million at December 31, 2003. The Senior Notes are unsecured. The First Mortgage Notes are collateralized by substantially all of the property, plant and equipment of the lumber, plywood and MDF manufacturing facilities. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on the note agreements and the line of credit are as follows as of December 31, 2004 (in millions):

Maturity	Note Agreements(A)	Line of Credit
2005	$32
2006	161
2007	125
2008	168
2009	200	$448
Thereafter	751
Total	$1,437	$448

(A)         Principal payments of $14 million are due annually on the Senior Notes due 2007. Principal payments of $13 million are due annually on the First Mortgage Notes due 2007.

The Operating Partnership’s note agreements and the line of credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit the Operating Partnership’s ability to make restricted payments (see Note 6 of the Notes to Financial Statements) based on available cash, which is generally the Operating Partnership’s net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, the Operating

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Partnership’s line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership was in compliance with such covenants at December 31, 2004.

Note 5.   Financial Instruments

The carrying amounts of cash and cash equivalents and notes receivable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt, based on current interest rates for similar obligations with like maturities, was approximately $2.01 billion and $2.21 billion at December 31, 2004 and 2003, respectively. The carrying amount was $1.89 billion and $2.06 billion at December 31, 2004 and 2003, respectively.

Certain investments in the Operating Partnership’s grantor trusts relate to Plum Creek’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $15 million and $13 million at December 31, 2004 and 2003, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless a permanent impairment has occurred, which is then charged to expense. Unrealized holding gains relating to mutual fund investments were $2 million at December 31, 2004, compared to $1 million at December 31, 2003. The Operating Partnership recorded the $1 million change in unrealized holding gains in Other Comprehensive Income. Realized gains and losses were less than $1 million in 2004, 2003, and 2002. See Note 7 of the Notes to Financial Statements for discussion of Plum Creek’s Pension Plans.

Certain investments in the Operating Partnership’s grantor trusts relate to Plum Creek’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund certain deferred incentive plan awards. Unrealized holding gains related to mutual fund investments were $1 million at December 31, 2004. The change in unrealized holding gains or losses has been recognized in the Operating Partnership’s consolidated statement of income resulting in gains of $1 million in 2004 and $2 million in 2003, and a loss of $1 million in 2002. Realized gains and losses were less than $1 million in 2004, 2003, and 2002. Deferred compensation obligations are included in Other Liabilities and were $27 million and $22 million at December 31, 2004 and 2003, respectively. See Note 10 of the Notes to Financial Statements.

At December 31, 2004, there were 0.4 million shares of common stock of Plum Creek Timber Company, Inc. held in grantor trusts to fund deferred incentive plan awards compared to 0.3 million shares at December 31, 2003. These shares and the related deferred compensation obligation, which is fixed in shares of common stock of Plum Creek Timber Company, Inc., are carried at historic cost. The related deferred compensation liabilities of $12 million and $10 million at December 31, 2004, and 2003 were, respectively, are included in Other Non-Current Liabilities. Additionally, unamortized deferred compensation cost of restricted stock awards of $1 million at December 31, 2004 and 2003, is recorded in Other Non-Current Assets and is amortized over the restriction period. See Note 8 of the Notes to Financial Statements.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.   Partners’ Capital

The changes in Partners’ Capital are as follows for the years ended December 31 (in millions):

	2004	2003	2002
Beginning of Period	$2,119	$2,222	$2,247
Net Income	362	192	233
Distributions to Parent	(248)	(299)	(258)
Capital Contributions from Parent	5	4	—
End of Period	$2,238	$2,119	$2,222

Under the terms of our note agreements and line of credit (see Note 4 of the Notes to Financial Statements) Plum Creek Timberlands, L.P. is restricted from transferring assets and funds in the form of loans, advances or cash dividends to its Parent, Plum Creek Timber Company, Inc. Subject to certain restrictions, the Operating Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, the Operating Partnership could distribute or advance the cash on its balance sheet as of December 31, 2004, or $347 million, all of which is considered unrestricted assets. At December 31, 2004, the Operating Partnership and its consolidated subsidiaries had net assets of $2,238 million of which $1,891 million were restricted from being transferred by the Operating Partnership to Plum Creek Timber Company, Inc.

During 2002, the Operating Partnership entered into two treasury-lock arrangements to secure current long-term interest rates on approximately $100 million of the $300 million fixed rate debt that was issued in January 2003. See Note 4 of the Notes to Financial Statements. The Operating Partnership designated these transactions as cash flow hedges. The Operating Partnership incurred a loss of approximately $1 million in connection with these arrangements. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the loss is recorded as other comprehensive loss, which is included in Partners’ Capital. Hedge ineffectiveness is reported in earnings and was not material in 2004, 2003 or 2002. Reclassification adjustments to interest expense occur over the life of the related debt.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.   Employee Pension and Retirement Plans

Pension Plan.   Plum Creek Timber Company, Inc. sponsors defined benefit pension plans and a defined contribution pension plan. Substantially all employees of the Operating Partnership are covered by these plans. All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all employee pension and retirement plan assets, obligations and costs are allocated to the Operating Partnership. The Operating Partnership uses a December 31 measurement date for its pension plans. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2004	2003
Change in benefit obligation
Benefit obligation at beginning of period	$95	$81
Service cost	6	5
Interest cost	6	6
Amendment	—	1
Actuarial loss	6	8
Benefits paid	(6)	(6)
Benefit obligation at end of period	$107	$95
Change in plan assets
Fair value of plan assets at beginning of period	$65	$63
Actual return on plan assets	7	14
Employer contributions	9	6
Reclassification to Investment in Grantor Trusts	—	(12)
Benefits paid	(6)	(6)
Fair value of plan assets at end of period	$75	$65

The funded status is set forth in the following table (in millions):

	December 31, 2004	December 31, 2003
Funded status	$(32)	$(30)
Unrecognized net actuarial loss	17	14
Unrecognized prior service cost	1	2
Unfunded accrued pension cost	$(14)	$(14)

The unfunded accrued pension cost at December 31, 2004, consists of accrued pension liability of $15 million for the non-qualified pension plans and $1 million of prepaid pension cost for the qualified pension plan. The unfunded accrued pension cost at December 31, 2003, consists of accrued pension liability of $12 million for the non-qualified pension plans and $2 million for the qualified pension plan.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of pension cost were as follows for the years ended December 31 (in millions):

	2004	2003	2002
Service cost	$6	$5	$5
Interest cost	6	6	5
Expected return on plan assets	(5)	(5)	(6)
Total pension cost	$7	$6	$4

Most of the Operating Partnership’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after five years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year treasury bond rate. Participants who were employees of the Operating Partnership on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits of hourly employees are generally based on a fixed amount per year of service.

Plum Creek maintains a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. The Operating Partnership’s contributions to these plans vary from year to year. It is the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued). At December 31, 2004, the fair value of plan assets for the qualified plan was $75 million and its related accumulated benefit obligation was $73 million. At December 31, 2003, the fair value of plan assets for the qualified plan was $65 million and its related accumulated benefit obligation was $61 million.

The Operating Partnership has the same funding policy for the non-qualified plans. However, assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. Prior to 2004, assets associated with the non-qualified plans were netted against our unfunded accrued pension cost liability. At January 1, 2004, $12 million of assets associated with the non-qualified plans was reclassified to Investment in Grantor Trusts. Prior year amounts were reclassified for comparable presentation. At December 31, 2004 and 2003, the accumulated benefit obligation for the non-qualified plans was $15 million and $12 million, respectively. The fair value of assets held in a grantor trust associated with the non-qualified plans was $15 million at December 31, 2004, and $13 million at December 31, 2003.

As a result of the Operating Partnership’s funding policy, annual qualified pension contributions and grantor trust funding are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected investment returns, the Operating Partnership expects 2005 contributions to the qualified pension plan to range between $3 million and $8 million. Additionally, during 2005 the Operating Partnership expects to contribute between $1 million and $3 million to its grantor trust associated with the non-qualified plans.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents expected future benefit payments projected based on the same assumptions used by the Operating Partnership to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected benefit payments
2005	$8
2006	8
2007	10
2008	10
2009	11
2010 through 2014	$58

As of year-end, plan assets were allocated as follows:

	December 31, 2004	December 31, 2003
Large Capitalization Domestic Equities	37%	41%
Small and Mid-Size Capitalization Domestic Equities	14%	13%
International Equities	10%	12%
Fixed Income	28%	33%
Hedge Funds	10%	—%
Cash	1%	1%
Total	100%	100%

It is the Operating Partnership’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The Operating Partnership uses eight fund managers to capture favorable returns in various asset classes and to diversify risk. Target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	31% to 43%
Small and Mid-Size Capitalization Domestic Equities	10% to 16%
International Equities	8% to 12%
Fixed Income	27% to 33%
Hedge Funds	8% to 12%

Pension assets are rebalanced on a quarterly basis to maintain the above target allocations. To further reduce risk, fund managers are required to invest in a diversified portfolio. No more than 5% of an equity portfolio can be invested in a single company, and fund managers are expected to be well diversified with respect to industry and economic sectors. No more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Equity investments are limited to common stocks, common stock equivalents and preferred stock. Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks, and other U.S. financial institutions. Furthermore, hedge funds are used to reduce market risk and generate absolute returns regardless of market direction by employing limited use of derivative instruments, selling securities short, and buying and selling futures and options contracts.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Over a full market cycle the investment goals for pension assets are as follows:

Large Capitalization Domestic Equities	Exceed the S&P 500 Index by 0.5% per annum
Small and Mid-Size Capitalization Domestic Equities	Exceed the Russell 2500 Index by 1% per annum
International Equities	Exceed the Morgan Stanley Capital International Europe, Australia and Far East Index by 1% per annum
Fixed Income	Exceed the Lehman Brothers Aggregate Bond Index by 0.5% per annum
Hedge Funds	Exceed the HFR Index

Weighted-average assumptions used to determine benefit obligation:

	December 31, 2004	December 31, 2003
Discount rate	5.75%	6.25%
Rate of compensation increase	3.7%	4.5%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2004	2003
Discount rate	6.25%	6.75%
Expected long-term return on plan assets	7.75%	7.75%
Rate of compensation increase	3.7%	4.5%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2004 and 2003.

Thrift and Profit Sharing Plan.   Plum Creek Timber Company, Inc. sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees of the Operating Partnership. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $5 million each for 2004, 2003, and 2002. The employer match for each of the three years was 100%.

Other Benefit Plans.   Certain executives and key employees of the Operating Partnership participate in incentive benefit plans, which provide for the granting of shares of Plum Creek common stock and/or cash bonuses upon meeting performance objectives. See Note 8 of the Notes to Financial Statements.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.   Stock-Based Compensation Plans

Plum Creek Timber Company, Inc. has a Stock Incentive Plan. Certain executives and key employees of the Operating Partnership are covered by this plan. All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all stock-based compensation expense is allocated to the Operating Partnership. Proceeds from the exercise of Plum Creek Timber Company, Inc. stock options are retained by Plum Creek Timber Company, Inc.

Plum Creek’s Stock Incentive Plan provides for the award of non-qualified Plum Creek Timber Company, Inc. stock options, restricted stock and restricted stock units, dividend equivalents and value management awards. Under Plum Creek’s Stock Incentive Plan, as amended in May 2004, there are 12.4 million shares of common stock of Plum Creek Timber Company, Inc. reserved and eligible for issuance. At December 31, 2004, 2.4 million shares of the 12.4 million reserved shares have been used and, therefore, 10.0 million shares remain available for grants of non-qualified stock options, grants of restricted stock and units, or payments of vested dividend equivalents and value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until the end of their respective performance periods.

In addition to the 12.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek assumed 3.8 million Timber Company Stock options in connection with the October 6, 2001, merger with The Timber Company that were converted to Plum Creek stock options. At December 31, 2004, 0.6 million options of the 3.8 million options remain issued and outstanding.

Stock Options.   Under the plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of Plum Creek. Each stock option granted allows the recipient the right to purchase common stock of Plum Creek Timber Company, Inc. at the stock’s fair market value on the date of the grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the plan, the exercise price of an option may not be reduced. See table below for summary of stock options granted, exercised and forfeited.

Restricted Stock and Restricted Stock Units.   Under the plan, restricted stock and restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. The recipients of restricted stock units generally have the right to receive dividends during the restricted period and at the expiration of the restriction period the right to receive an equal number of shares of the shares of Plum Creek Timber Company, Inc. common stock. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock or restricted stock units to Plum Creek. Plum Creek had 39,500 shares of restricted stock outstanding under this plan as of December 31, 2004, compared to 32,412 shares of restricted stock as of December 31, 2003. No restricted stock units have been issued by Plum Creek.

Dividend Equivalents.   Under the plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by the company multiplied by the number of unexercised stock options.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For awards granted in 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of Plum Creek’s current year dividend plus a percentage of prior year unearned dividends to the extent that Plum Creek’s total shareholder return on an annualized basis is at least 5.5% at the end of any such year. The total shareholder return computation consists of Plum Creek Timber Company Inc.’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon Plum Creek’s performance for that year measured against the performance of a peer group of companies. Dividends are earned in whole or in part based on a sliding scale. If Plum Creek’s total shareholder return is below the 50th percentile of the peer group, then the percentage amount is zero. If Plum Creek’s total shareholder return is at or above the 75th percentile, the full amount of the dividend is earned. If Plum Creek’s relative performance is between the 50th and the 75th percentile, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year.

For awards granted prior to 2004, each year during the respective five-year performance period, a participant may earn an amount equal to Plum Creek Timber Company, Inc.’s current year dividend plus prior year unearned dividends to the extent Plum Creek’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year.

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At December 31, 2004, 1.7 million dividend equivalents, net of forfeitures, granted to employees of the Operating Partnership and officers and directors of Plum Creek Timber Company, Inc. were outstanding compared to 1.6 million dividend equivalents outstanding at December 31, 2003.

Value Management Awards.   Value management awards granted in 2004 provide incentive compensation to participants that is contingent upon Plum Creek’s performance over a three-year period measured against the performance of a peer group consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period. Awards granted in 2002 were based on Plum Creek’s performance measured against a peer group consisting of forest product companies.

Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if Plum Creek’s total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if Plum Creek’s total shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is a sliding scale between 0% and 200% of the face value. At the end of the performance period, the awards will be paid in full to each participant. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. Generally, to be entitled to the payment, a participant must be employed by the company on the last date of the performance period.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Value management awards activity was as follows for the years ended December 31 (number of units, face value $100 per unit):

	2004	2003	2002
Balance at January 1	99,315	119,750	45,230
Grants	43,050	2,000	75,560
Payments	(22,435)	(22,435)	—
Forfeitures	(490)	—	(1,040)
Balance at December 31	119,440	99,315	119,750

Value management award payments were as follows for the years ended December 31 (in millions):

	2004	2003	2002
Cash	$2	$2	$—
Common Stock Shares	0.1	0.1	—

The three-year performance period for the 2002 grants ended on December 31, 2004. Based on our performance compared to the performance of our peer group, approximately 76,500 units (with a per unit value of $116 or $9 million in the aggregate) vested on December 31, 2004. The awards were paid in cash and stock in January of 2005.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Stock Option Activity.   Presented below is a summary of Plum Creek’s stock option plan activity (includes the Timber Company Stock options assumed and converted in connection with the October 6, 2001, merger with The Timber Company):

	Options Outstanding
	Number of shares	Wtd. Avg. exercise price
Balance at January 1, 2002	2,615,570	$18.70
Options granted	480,050	29.62
Options exercised/surrendered	(1,020,522)	16.66
Options cancelled/forfeited	(46,794)	24.50
Balance at December 31, 2002	2,028,304	$22.18
Options granted	478,750	$21.99
Options exercised/surrendered	(91,243)	16.35
Options cancelled/forfeited	(17,897)	25.07
Balance at December 31, 2003	2,397,914	$22.34
Options granted	526,500	$30.94
Options exercised/surrendered	(531,350)	22.44
Options cancelled/forfeited	(29,583)	18.33
Balance at December 31, 2004	2,363,481	$24.28

The following table summarizes the options outstanding and exercisable:

		Options Outstanding		Options Exercisable
Range of prices	Number	Wtd. Avg. remaining life	Wtd. Avg. exercise price	Number	Wtd. Avg. exercise price
December 31, 2002
$29.70 – $30.70	460,050	9.1 years	$29.72	—	$—
$22.21 – $26.25	634,954	7.8 years	$25.82	227,976	$25.78
$16.94 – $18.34	253,927	2.7 years	$17.22	253,927	$17.22
$15.29 – $16.42	679,373	3.7 years	$15.52	679,373	$15.52
$15.29 – $30.70	2,028,304	6.1 years	$22.18	1,161,276	$17.91
December 31, 2003
$29.70 – $30.70	451,800	8.1 years	$29.72	112,950	$29.72
$24.35 – $26.27	628,549	6.8 years	$25.85	380,950	$25.81
$21.91 – $23.97	471,750	9.1 years	$21.94	1,250	$22.21
$16.94 – $18.34	236,500	1.8 years	$17.26	236,500	$17.26
$15.29 – $16.42	609,315	2.7 years	$15.53	609,315	$15.53
$15.29 – $30.70	2,397,914	6.0 years	$22.34	1,340,965	$19.96
December 31, 2004
$30.91 – $36.13	522,750	9.1 years	$30.96	51,000	$30.99
$29.70 – $30.70	415,674	7.1 years	$29.73	201,400	$29.73
$24.35 – $26.27	332,817	6.2 years	$26.03	257,692	$25.98
$21.91 – $23.97	456,150	8.1 years	$21.94	121,589	$21.94
$15.29 – $18.34	636,090	1.6 years	$16.01	636,090	$16.01
$15.29 – $36.13	2,363,481	6.1 years	$24.28	1,267,771	$21.39

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Stock-Based Compensation.   The Operating Partnership expenses stock-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by Plum Creek in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. Total compensation expense for the above stock-based compensation plans (including both awards paid in stock and cash) was $13 million, $7 million, and $8 million for the years ended December 31, 2004, 2003, and 2002, respectively. See Note 1 of the Notes to Financial Statements.

The weighted-average measurement date fair values were computed using the Black-Scholes option valuation model with the following assumptions:

	Options Granted
	2004	2003	2002
Expected life in years	7	7	7
Risk-free interest rates	3.7%	3.5%	3.5-4.8%
Volatility	24%	29%	31%
Dividend yield	4.5%	6.4%	6.0-7.7%
Weighted-average measurement date fair values per share	$5.13	$3.27	$4.21- 4.33

Note 9.   Related-Party Transactions

Transactions with Parent.   The Operating Partnership’s Parent, Plum Creek Timber Company, Inc., provides pension plans and stock based and deferred compensation plans that cover employees of the Operating Partnership (see Notes 7 and 8 of the Notes to Financial Statements). All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all pension and stock-based compensation expense is allocated to the Operating Partnership.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.   Detail of Certain Balance Sheet Accounts

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2004	December 31, 2003
Other Current Assets
Prepaid expenses	$8	$9
Real estate sales receivable	11	14
Other	6	5
	$25	$28
Other Current Liabilities
Long-term incentive compensation	$11	$2
Other	9	11
	$20	$13
Other Non-Current Liabilities
Long-term incentive compensation	$7	$11
Timber obligations	12	12
Deferred compensation	27	22
Unfunded accrued pension cost	15	14
Other	8	8
	$69	$67

Note 11.   Commitments and Contingencies

Contingencies.   The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental matters, incidental to its business. Moreover, the Operating Partnership is currently in the early stages of several lawsuits related to property damage caused by various sources, including fire and flooding (“Property Damage Litigations”). The Operating Partnership believes it is more likely than not that the Property Damage Litigations will be resolved favorably. However, the final outcome of any legal proceeding is subject to many variables and cannot be predicted with any degree of certainty. The Operating Partnership believes that there are meritorious defenses for these claims and is vigorously defending these matters. However, if the Operating Partnership is not successful in defending the claims, we believe the aggregate losses for the Property Damage Litigations would range between $0 and $12 million. While administration of current regulations and any new regulations or proceedings have elements of uncertainty, it is anticipated that no pending legal proceedings or regulatory matters, other than the Property Damage Litigations, would have a materially adverse effect on the financial position, results of operations or liquidity of the Operating Partnership.

Environmental Contingencies.   In connection with the October 6, 2001, merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During the fourth quarter of 2003, Georgia-Pacific provided the Operating Partnership with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as the Operating Partnership’s liability in this matter cannot be reasonably determined at this time. Furthermore, to the extent the Operating Partnership is required to indemnify Georgia-Pacific for its share of the remediation costs, the Operating Partnership may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

Contractual Obligations.   The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements range from one to 25 years with renewal options by either party for periods ranging from five years to 15 additional years. These agreements expire beginning in 2005 through 2023.

Lease Commitments.   The Operating Partnership leases buildings and equipment under non—cancelable operating lease agreements. Operating lease expense was $3 million in 2004, $4 million in 2003 and $3 million in 2002. The Operating Partnership leases certain timberlands in which the Operating Partnership acquired title to the standing timber at the inception of the lease. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2004 (in millions):

	Operating Leases	Timber Obligations
2005	$3	$1
2006	2	1
2007	2	1
2008	2	1
2009	1	1
Thereafter	2	7
Total	$12	$12

Registration Rights.   Plum Creek is party to a registration rights agreement with its former general partner and certain named investors (collectively the “Selling Stockholders”) pursuant to which Plum Creek agreed to register the Selling Stockholders’ shares of Plum Creek’s common stock under applicable federal and state securities laws under specific circumstances and at specific times. The registration rights agreement provides for cross-indemnification of the Selling Stockholders and Plum Creek and the directors, officers and controlling persons of the Selling Stockholders and the company, respectively, against specific liabilities arising in connection with the offer and sale of Plum Creek’s common stock, including liabilities arising under the Securities Act of 1933, as amended. In November 2001, pursuant to the terms of the registration rights agreement, the Selling Stockholders asked Plum Creek to register for public sale under the Securities Act up to 9,851,633 shares of common stock of Plum Creek owned collectively by the Selling Stockholders. The Operating Partnership incurred costs relating to the registration of these securities of approximately $0.4 million in 2001.

Note 12.   Segment Information

The Operating Partnership is organized into eight business units on the basis of both product line and geographic region. Each business unit has a separate management team due to geographic location,

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

marketing strategies and/or production processes. In applying SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, these business units have been aggregated into five reportable segments based on similar long-term economic characteristics. The Operating Partnership’s reportable segments are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufactured Products and (5) Other.

Northern Resources Segment.   The Northwest Resource region and the Northeast Resource region are aggregated into the Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Idaho, Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly the Pacific Rim countries and Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to our lumber and plywood mills (which are part of the Manufactured Products Segment). Hardwood sawlogs are sold primarily to furniture manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

Southern Resources Segment.   The Southwest Resource region and the Southeast Resource region are aggregated into the Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers. Additionally, the Southern Resources Segment leases timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment.   The Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Management estimates that included in the Operating Partnership’s approximately 7.8 million acres of timberlands are about 1.3 million acres of higher and better use timberlands and about 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in the Operating Partnership’s business of growing and selling timber.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Manufactured Products Segment.   The lumber and panel businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities and one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic lumber retailers, home construction, and industrial customers, and to a lesser extent for export primarily to Canada. Residual chips are sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2004	2003	2002
Lumber	$235	$192	$203
Plywood	157	115	105
MDF	126	90	73
Total	$518	$397	$381

Other Segment.   The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Mineral income consists of royalty revenue from the extraction of oil and gas, natural aggregates and coal.

In December 2004, the Operating Partnership sold substantially all of its subsurface property rights (primarily coal reserves, excluding coal-bed methane, oil and gas reserves) in Buchanan County, Virginia, to Consol Energy, Inc. The Operating Partnership received proceeds of $23 million in connection with the sale and the release of certain legal claims, which the Operating Partnership believes comprised a portion of the proceeds. However, the sale agreement did not specify an allocation. Prior to the sale, substantially all of the coal reserves were subject to long-term mineral leases with Consol. For each of the years in the three-year period ended December 31, 2004, the Other Segment revenues and operating income included approximately $1 million from royalties associated with the mineral leases. The net gain from this sale and settlement of certain legal claims, after reducing the proceeds for applicable income taxes, was $23 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

Segment data includes external revenues, intersegment revenues and operating income, as well as export revenue and depreciation, depletion and amortization. The Operating Partnership evaluates performance and allocates capital to the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the Operating Partnership does not produce such information internally.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information about reported segments for the years ended December 31 (in millions):

	Northern Resources(A)	Southern Resources	Real Estate(B)	Manufactured Products(C)	Other(D)	Total(E)
2004
External revenues	$235	$459	$303	$518	$13	$1,528
Intersegment revenues	90	—	—	—	—	90
Export revenues	22	—	—	22	—	44
Depreciation, depletion and amortization	27	48	—	37	1	113
Operating income	100	207	152	58	9	526
2003
External revenues	$219	$445	$124	$397	$11	$1,196
Intersegment revenues	90	—	—	—	—	90
Export revenues	22	—	—	14	—	36
Depreciation, depletion and amortization	30	51	—	25	1	107
Operating income (loss)	82	216	47	(5)	7	347
2002
External revenues	$226	$423	$98	$381	$9	$1,137
Intersegment revenues	94	—	—	—	—	94
Export revenues	26	—	—	11	—	37
Depreciation, depletion and amortization	33	49	—	23	—	105
Operating income	80	227	64	1	7	379

(A)         For 2003, Northern Resources Segment depreciation, depletion and amortization, and operating income include $4 million loss related to forest fires.

(B)        The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period totaled $21 million during 2004, compared to a $14 million during 2003. No impairment loss was incurred during 2002. Impairments are recognized as part of cost of goods sold and reflected in operating income.

(C)        For 2004, Manufactured Products Segment depreciation, depletion and amortization, and operating income include $9 million lumber assets impairment loss.

(D)       Since 2001, the Operating Partnership had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the Operating Partnership had jointly explored for and developed coalbed methane gas found on certain of its timberlands in West Virginia and Virginia. During the second quarter of 2004, the Operating Partnership sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The resulting gain of $5 million before income taxes is included in Gain on Sale of Other Assets in our operating income for 2004. The agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. The impact on operating income from our working interest in the joint operating agreement during the three-year period ended December 31, 2004, was less than $1 million annually. Plum Creek retained its royalty interest in the project.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(E)        Consolidated segment depreciation, depletion and amortization for 2004, 2003, and 2002 includes $1 million of debt fee amortization, which is included in interest expense.

A reconciliation of total operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2004	2003	2002
Total segment operating income	$526	$347	$379
Interest expense, net	(111)	(117)	(103)
Corporate and other unallocated expenses	(54)	(44)	(41)
Gain on sale of other assets	5	—	—
Income before income taxes	$366	$186	$235

Intersegment sales prices are determined at least quarterly, based upon estimated market prices and terms in effect at the time. Export revenues consist of log sales, primarily to Japan and Canada, as well as manufactured product sales primarily to Canada. The Operating Partnership does not hold any long-lived foreign assets.

Segment revenues from sales to a single customer in excess of 10% of total revenues were as follows for the years ended December 31 (in millions):

	2004	2003	2002
Northern Resources	$8	$12	$14
Southern Resources	144	136	152
Manufactured Products	12	29	29
Total	$164	$177	$195

Note 13.   Subsequent Events

During the first quarter of 2005, the Operating Partnership sold its remaining coal reserves for $21 million in proceeds.

Note 14.   Unaudited Selected Quarterly Financial Data

(In Millions)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2004
Revenues	$497	$341	$363	$327
Gross Profit	209	111	137	101
Operating Income	191	94	115	77
Net Income(A)	155	57	77	73
2003
Revenues	$273	$318	$290	$315
Gross Profit	76	103	92	109
Operating Income	59	84	72	88
Net Income	33	58	45	56

(A)         Fourth quarter net income includes a $23 million Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

PLUM CREEK TIMBERLANDS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Seattle, Washington
March 2, 2005

PLUM CREEK TIMBER COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Plum Creek Timber Company, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Plum Creek Timber Company, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2004 of Plum Creek Timber Company, Inc. and our report dated March 2, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Seattle, Washington
March 2, 2005

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.   Controls and Procedures

Evaluation of Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The management of Plum Creek Timber Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our system of internal controls over financial reporting was designed to provide a reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of the financial statements for external purposes in accordance with generally accepted accounting principles.

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the framework included in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.               Other Information

Reports on Form 8-K

The company filed a Current Report on Form 8-K, dated October 25, 2004, furnishing a copy of its press release announcing the company’s results of operations for the third quarter ended September 30, 2004, and certain related information.

The company filed a Current Report on Form 8-K, dated December 30, 2004, furnishing a copy of its press release announcing its Chairman of the Board of Directors, David D. Leland, does not intend to stand for re-election at the Annual Meeting of Shareholders to be held on May 11, 2005.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Our Code of Conduct, which contains a code of Ethics that applies to all of the company’s officers, directors and employees, including the company’s principal executive officer, principal financial officer and principal accounting officer, is available on Plum Creek’s Internet website at www.plumcreek.com.

Information with respect to directors, executive officers and 10% stockholders included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. The executive officers are presented in Part I of this Form 10-K.

Item 11.                 Executive Compensation

Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005, under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005, under the captions “Related-Party Transactions” and “Indebtedness of Management,” is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Information with respect to principal accountant fees and services included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005, under the caption “Independent Auditors,” is incorporated herein by reference.

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

2.5

Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999. (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

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
4.1

Senior Note Agreement, dated as of October 9, 2001, $55,000,000 Series H due October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, $55,000,000 Series H due October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

4.2	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.
10.1

Credit Agreement, dated as of January 15, 2004, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi, Ltd., Seattle Branch, as Syndication Agent, Suntrust Bank, The Bank of Nova Scotia, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, as Documentation Agents,  Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager and the Other Financial Institutions Party Thereto. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2004).

10.2+

Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, File No. 1-10239), for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan. (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995). Second Amendment to the Plum Creek Supplemental Benefits Plan (Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2003).

10.3+

1994 Long-Term Incentive Plan, Plum Creek Management Company, L.P. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993). First Amendment to the Plum Creek Management Company, L.P. Long-Term Incentive Plan (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995).

10.4+	Plum Creek Timber Company, Inc. Executive and Key Employee Salary and Incentive Compensation Deferral Plan (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10.5+	Deferred Compensation Plan for Directors, PC Advisory Corp. I. (Form 10-K/A, Amendment No. 1, for the year ended December 31, 1994).
10.6+	Plum Creek Director Unit Ownership and Deferral Plan. (Form 10-K, File No. 1-10239, for the year ended December 31, 1996).
10.7

Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber, Corp, NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.8	Form of Primary Insurance Policy (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).
10.9+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan. (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).
10.10+	Plum Creek Timber Company, Inc. Amended and Restated Stock Incentive Plan. (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 29, 2004).
10.11+	Plum Creek Timber Company, Inc. Annual Incentive Plan. (Form 10-K, File No. 1-10239, for the year ended December 31, 2000).
10.12+	Employment Contract between Plum Creek Timber Company, Inc. and Thomas M. Lindquist (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10.13+	Executive Agreement between Plum Creek Timber Company, Inc. and Thomas M. Lindquist (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10.14+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10.15+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement Effective For Plan Year 2004 (Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2004).
10.16+	Form of Director Stock Option and Dividend Equivalent Award Agreement (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10.17+	Form of Amendment to Director Stock Option and Dividend Equivalent Award Agreement Effective For Plan Years 2002 and 2003 (Form 8-K/A, File No. 1-10239, filed on September 2, 2004).
10.18+	Form of Amended and Restated Director Stock Option and Dividend Equivalent Award Agreement For Plan Year 2004 (Form 8-K/A, File No. 1-10239, filed on September 2, 2004).
10.19+	Form of Director Stock Award Agreement (Form 8-K, File No. 1-10239, filed on February 15, 2005).

10.20+	Summary of Current Director Compensation.
10.21+	Form of Director and Officer Indemnity Agreement.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

/s/ DAVID D. LELAND	Chairman of the Board	March 4, 2005
David D. Leland		Date
/s/ IAN B. DAVIDSON	Director	March 4, 2005
Ian B. Davidson		Date
/s/ RICK R. HOLLEY	President and Chief Executive Officer,	March 4, 2005
Rick R. Holley	Director	Date
/s/ ROBIN JOSEPHS	Director	March 4, 2005
Robin Josephs		Date
/s/ JOHN G. MCDONALD	Director	March 4, 2005
John G. McDonald		Date
/s/ ROBERT B. MCLEOD	Director	March 4, 2005
Robert B. McLeod		Date
/s/ HAMID R. MOGHADAM	Director	March 4, 2005
Hamid R. Moghadam		Date
/s/ JOHN H. SCULLY	Director	March 4, 2005
John H. Scully		Date
/s/ STEPHEN C. TOBIAS	Director	March 4, 2005
Stephen C. Tobias		Date
/s/ CARL B. WEBB	Director	March 4, 2005
Carl B. Webb		Date
/s/ WILLIAM R. BROWN	Executive Vice President and Chief	March 4, 2005
William R. Brown	Financial Officer	Date
/s/ DAVID A. BROWN	Vice President and Controller	March 4, 2005
David A. Brown		Date