Form 10-Q
period 2005-03-31
PLUM CREEK TIMBER CO INC
filed 2005-05-09
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes [ X ] No [  ]

The number of outstanding shares of the registrant’s common stock as of April 29, 2005, was 183,948,780.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended March 31, 2005

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements

	PLUM CREEK TIMBER COMPANY, INC.	1

	PLUM CREEK TIMBERLANDS, L.P.	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART 11

Item 1.	Legal Proceedings	33

Item 6.	Exhibits	33

EXHIBIT INDEX		33

PART I

ITEM 1.    FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended
(In Millions, Except per Share Amounts)	March 31, 2005	March 31, 2004
Revenues:
Timber	$200	$184
Real Estate	68	188
Manufacturing	129	122
Other	3	3

Total Revenues	400	497

Costs and Expenses:
Cost of Goods Sold:
Timber	102	93
Real Estate	24	86
Manufacturing	118	108
Other	1	1

Total Cost of Goods Sold	245	288

Selling, General and Administrative	21	18

Total Costs and Expenses	266	306

Operating Income	134	191

Interest Expense, net	27	29

Income before Income Taxes	107	162

Provision for Income Taxes	5	7

Income from Continuing Operations	102	155

Gain on Sale of Properties, net of tax	20	—

Net Income	$122	$155

Net Income from Continuing Operations per Share
– Basic	$0.56	$0.85
– Diluted	$0.56	$0.84

Net Income per Share
– Basic	$0.67	$0.85
– Diluted	$0.66	$0.84

Dividends Declared per Common Share Outstanding	$0.38	$0.35

Weighted Average Number of Shares Outstanding
– Basic	183.9	183.2
– Diluted	184.5	184.0

See accompanying Notes to Consolidated Financial Statements 1

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except per Share Amounts)	March 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and Cash Equivalents	$349	$347
Restricted Advance from Customer	24	4
Accounts Receivable	45	40
Like-Kind Exchange Funds Held in Escrow	45	11
Inventories	70	71
Deferred Tax Asset	11	10
Other Current Assets	18	16

	562	499

Timber and Timberlands – Net	3,578	3,590
Property, Plant and Equipment – Net	247	253
Investment in Grantor Trusts	29	29
Other Assets	10	7

Total Assets	$4,426	$4,378

LIABILITIES

Current Liabilities:
Current Portion of Long-Term Debt	$32	$32
Accounts Payable	29	41
Interest Payable	36	28
Wages Payable	12	25
Taxes Payable	23	22
Deferred Revenue	34	16
Other Current Liabilities	12	20

	178	184

Long-Term Debt	1,404	1,405
Lines of Credit	448	448
Deferred Tax Liability	44	45
Other Liabilities	54	56

Total Liabilities	2,128	2,138

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.01 par value, authorized shares – 75.0,
outstanding – none	—	—
Common Stock, $0.01 par value, authorized shares – 300.6,
issued (including Treasury Stock) – 185.9 at March 31, 2005,
and 185.7 at December 31, 2004	2	2
Additional Paid-In Capital	2,174	2,168
Retained Earnings	163	111
Treasury Stock, at cost, Common shares – 2.0	(43)	(43)
Other Equity	2	2

Total Stockholders’ Equity	2,298	2,240

Total Liabilities and Stockholders’ Equity	$4,426	$4,378

See accompanying Notes to Consolidated Financial Statements 2

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended
(In Millions)	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$122	$155
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	27	27
Basis of Real Estate Sold (Includes Impairment Losses of $16 in 2004)	18	79
Deferred Income Taxes	(1)	7
Gain on Sale of Properties	(21)	—
Working Capital Changes	(46)	(19)
Other	(2)	(6)

Net Cash Provided By Operating Activities	97	243

CASH FLOWS FROM INVESTING ACTIVITIES

Property Additions (Excluding Timberland Acquisitions)	(10)	(17)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds)	(18)	(24)
Other	1	—

Net Cash Used In Investing Activities	(27)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(70)	(64)
Borrowings of Long-term Debt and Lines of Credit	529	606
Repayments of Long-term Debt and Lines of Credit	(530)	(725)
Proceeds from Stock Option Exercises	3	2

Net Cash Used In Financing Activities	(68)	(181)

Increase In Cash and Cash Equivalents	2	21

Cash and Cash Equivalents:
Beginning of Period	347	267

End of Period	$349	$288

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

The consolidated financial statements include all of the accounts of Plum Creek.  At March 31, 2005, the company owned and managed approximately 7.7 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sales of some of our higher and better use timberlands. The effective tax rate is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT. (See Note 4 of the Notes to Financial Statements.)

Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars. Certain prior period amounts have been reclassified to conform to the first quarter of 2005 presentation. The reclassifications had no impact on operating income or net income.

The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2004 annual report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted for fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006.

The company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002, using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on January 1, 2006. The company does not expect the expense for stock options computed in accordance with SFAS No. 123(R) to be materially different than the expense currently computed under SFAS No. 123.

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

In addition to stock options, the company also grants restricted stock, and dividend equivalents and value management awards, a portion of which may be payable in the company’s stock. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value of an award as of the last day of the performance period times the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. The company does not expect the total expense recognized over the performance period for dividend equivalents and value management awards computed in accordance with SFAS No. 123(R) to be materially different than the total expense currently computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of dividend equivalent and value management awards, the quarterly expense recognized under SFAS No. 123(R) could be materially different than the quarterly expense we currently recognize under SFAS No. 123.

Note 2.    Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended March 31 (in millions, except per share amounts):

	2005	2004
Income from Continuing Operations	$102	$155
Gain on Sales of Properties, net of tax	20	—

Net Income	$122	$155

Denominator for basic earnings per share	183.9	183.2
Effect of dilutive securities – stock options	0.6	0.6
Effect of dilutive securities – restricted stock,
dividend equivalents, and value management plan	—	0.2

Denominator for diluted earnings per share – adjusted for dilutive
securities	184.5	184.0

Per Share Amounts:
Income from Continuing Operations – Basic	$0.56	$0.85
Income from Continuing Operations – Diluted	$0.56	$0.84

Gain on Sale of Properties, net of tax – Basic	$0.11	$—
Gain on Sale of Properties, net of tax – Diluted	$0.11	$—

Net Income – Basic	$0.67	$0.85
Net Income – Diluted	$0.66	$0.84

Antidilutive options excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were as follows for the quarter ended March 31 (shares in millions):

	2005	2004
Number of options	0.3	0.8
Range of prices	$36.13 to $37.49	$29.70 to $30.91
Expiration on or before	February 2015	February 2014
Note 3. Timber and Timberlands, Property, Plant and Equipment, and Inventory Timber and timberlands consisted of the following (in millions):

	March 31, 2005	December 31, 2004
Timber and logging roads – net	$2,355	$2,367
Timberlands	1,223	1,223

Timber and Timberlands – net	$3,578	$3,590

Property, plant and equipment consisted of the following (in millions):

	March 31, 2005	December 31, 2004
Land, buildings and improvements	$80	$80
Machinery and equipment	282	282

	362	362

Accumulated depreciation	(115)	(109)

Property, Plant and Equipment – net	$247	$253

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2005	December 31, 2004
Raw materials (logs)	$22	$24
Work-in-process	4	4
Finished goods	33	32

	59	60
Supplies	11	11

Total	$70	$71

Note 4.    Income Taxes

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT is generally not subject to corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. As a consequence of the October 6, 2001, merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) if the company makes a taxable disposition of certain property acquired in the merger with The Timber Company within the ten-year period following the merger date. The built-in-gains tax applies to gains from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. The built-in-gains tax is generally deferred on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. Furthermore, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the company’s higher and better use timberlands.

At March 31, 2005, the company had $63 million of proceeds held in a like-kind exchange escrow account. It is the company’s policy to record the built-in gains tax associated with such proceeds unless management believes it is probable that the proceeds will be successfully reinvested in a qualifying like-kind exchange transaction. Management has concluded that it is not probable that $45 million of the $63 million will be reinvested within the statutory 180-day reinvestment period; as a result, the company has recorded a built-in gains tax expense of $3 million for the quarter ended March 31, 2005. All or a portion of the accrued built-in gains tax may be reversed in a subsequent period if the proceeds are successfully reinvested within the required period. No built-in gains tax expense was recognized during the quarter ended March 31, 2004.

It is the company’s policy to present like-kind exchange funds as a current asset in our balance sheet under the description “Like-Kind Exchange Funds Held in Escrow” to the extent management concludes it is not probable that the funds will be successfully reinvested, and to present as “Timber and Timberlands –Net” in our balance sheet to the extent management concludes it is probable the funds will be successfully reinvested. The presentation in the cash flow statement is consistent with the balance sheet presentation for escrow funds from the sale of timberlands (i.e., escrow funds not expected to be successfully reinvested are presented as a negative adjustment to “Working Capital Changes” under cash provided by operating activities and funds expected to be successfully reinvested are presented as “Timberlands Acquired” under investing activities). However, escrow funds associated with the sale of other assets, such as our first quarter sale of coal reserves, are eliminated from cash provided by operations (by inclusion in “Gain on Sales of Properties”) in the quarter in which the property is sold, and are reflected as investing activity in the quarter the proceeds are reinvested or received from the escrow fund.

Note 5.    Borrowings

The company has a $650 million facility revolving line of credit maturing on January 15, 2009. As of March 31, 2005, the interest rate for the line of credit was LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2005, we had $448 million of borrowings and $6 million of standby letters of credit outstanding; $196 million remained available for borrowing under our line of credit. On April 1, 2005, $329 million of the borrowings under our line of credit was repaid.

In August of 2004, the company filed with the Securities and Exchange Commission a shelf registration statement under which the company from time to time may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees up to a total amount of $400 million, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time offer and sell debt securities of up to an additional total amount of $400 million. As of March 31, 2005, the entire amounts for issuance of equity and debt securities remained available under the shelf registration statement.

Note 6.    Capital

The changes in the company’s capital accounts were as follows for the quarter ended March 31, 2005 (in millions):

	Common Stock
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock	Other Equity	Total Equity
January 1, 2005	183.7	$2	$2,168	$111	$(43)	$2	$2,240
Net Income				122			122
Dividends				(70)			(70)
Stock Option Exercises	0.2		3				3
Shares Issued under Stock
Incentive Plans (A)			2			(1)	1
Other			1			1	2

March 31, 2005	183.9	$2	$2,174	$163	$(43)	$2	$2,298

(A)	During the quarter ended March 31, 2005,Plum Creek issued approximately 32,000 shares of common stock as payment for Value Management Awards and Dividend Equivalents, and approximately 23,000 shares of restricted stock under the terms of the company’s Stock Incentive Plan. See Note 8 of the Notes to Financial Statements.
Note 7. Employee Pension Plans The components of net periodic benefit cost were as follows for the quarters ended March 31 (in millions):

	2005	2004
Service cost	$2	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)

Net periodic benefit cost	$2	$1

Note 8.    Stock-Based Compensation

The company expenses stock-based employee compensation (stock options, value management awards, dividend equivalents and restricted stock) in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by the company in 2002, stock option employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. (See “New Accounting Pronouncements” in Note 1 of the Notes to Financial Statements.)

The company recognized stock-based compensation expense of approximately $2 million each during the quarters ended March 31, 2005 and 2004. Had the company elected to use the fair value method of accounting for all stock-based compensation, net income for the quarters ended March 31, 2005 and 2004, would not differ from amounts reported.

During the first quarter of 2005, Plum Creek paid $8 million in cash and issued approximately 32,000 shares of common stock as payment for Value Management Awards and Dividend Equivalents under the terms of the company’s Stock Incentive Plan. Payments for Value Management Awards during the first quarter of 2004 consisted of $2 million in cash and approximately 101,000 shares of Plum Creek common stock. No Dividend Equivalents were paid in 2004.

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

In consideration of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of pending legal claims against the company will be. Based on current knowledge, management does not believe that liabilities, if any, arising from any single pending proceeding will have a material adverse effect on Plum Creek’s financial position, results of operations or liquidity. However, the possibility of a material adverse impact on the company’s operating results for a particular quarterly period exists in the event that an unfavorable outcome in multiple proceedings were to occur within the same quarterly reporting period, depending, among other factors, on the level of the company’s income for such period.

Environmental Contingencies. In connection with the October 6, 2001, merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. In 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as Plum Creek’s liability in this matter cannot be reasonably determined at this time. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

Note 10.    Segment Information

The table below presents information about reported segments for the quarters ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other (B)	Total
2005
External revenues	$69	$131	$68	$129	$3	$400
Intersegment revenues	19	—	—	—	—	19
Depreciation, depletion and
amortization	7	13	—	7	—	27
Operating income	29	64	44	8	2	147

2004
External revenues	$68	$116	$188	$122	$3	$497
Intersegment revenues	27	—	—	—	—	27
Depreciation, depletion and
amortization	8	12	—	7	—	27
Operating income	32	56	102	11	2	203

(A)	Management estimates that included in Plum Creek’s 7.7 million acres of timberlands are approximately 1.3 million acres of higher and better use timberlands and approximately 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. During the quarter ended March 31, 2004, Plum Creek sold approximately 200,000 acres of large, non-strategic timberlands for $118 million. There were no sales of large, non-strategic timberlands during the quarter ended March 31, 2005.

During the first quarter of 2004, the Real Estate segment recorded a $16 million impairment loss as a part of cost of goods sold on a proposed sale of timberlands. There were no impairment losses incurred in the first quarter of 2005; however, a previously recognized impairment loss of $1 million was reversed due to a revised estimate of fair value.

(B)	During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $22 million. The net gain from this sale, after reducing the proceeds for $1 million costs of sales and $1 million applicable income taxes, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations. Prior to the sale, substantially all of the coal reserves were subject to long-term mineral leases; the annual revenue and operating income from such mineral leases were approximately $3 million.

A reconciliation of total operating income to income before income taxes is presented below for the quarters ended March 31 (in millions):

	2005	2004
Total segment operating income	$147	$203
Interest expense, net	(27)	(29)
Corporate and other unallocated expenses	(13)	(12)

Income before income taxes	$107	$162

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

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended
(In Millions)	March 31, 2005	March 31, 2004
Revenues:
Timber	$200	$184
Real Estate	68	188
Manufacturing	129	122
Other	3	3

Total Revenues	400	497

Costs and Expenses:
Cost of Goods Sold:
Timber	102	93
Real Estate	24	86
Manufacturing	118	108
Other	1	1

Total Cost of Goods Sold	245	288

Selling, General and Administrative	21	18

Total Costs and Expenses	266	306

Operating Income	134	191

Interest Expense, net	27	29

Income before Income Taxes	107	162

Provision for Income Taxes	5	7

Income from Continuing Operations	102	155

Gain on Sale of Properties, net of tax	20	—

Net Income	$122	$155

See accompanying Notes to Consolidated Financial Statements 11

PLUM CREEK TIMBERLANDS, L.P. CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions)	March 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and Cash Equivalents	$349	$347
Restricted Advance from Customer	24	4
Accounts Receivable	45	40
Like-Kind Exchange Funds Held in Escrow	45	11
Inventories	70	71
Deferred Tax Asset	11	10
Other Current Assets	16	14

	560	497

Timber and Timberlands – Net	3,578	3,590
Property, Plant and Equipment – Net	247	253
Investment in Grantor Trusts	42	41
Other Assets	11	8

Total Assets	$4,438	$4,389

LIABILITIES

Current Liabilities:
Current Portion of Long-Term Debt	$32	$32
Accounts Payable	29	41
Interest Payable	36	28
Wages Payable	12	25
Taxes Payable	23	22
Deferred Revenue	34	16
Other Current Liabilities	12	20

	178	184

Long-Term Debt	1,404	1,405
Lines of Credit	448	448
Deferred Tax Liability	44	45
Other Liabilities	67	69

Total Liabilities	2,141	2,151

Commitments and Contingencies

EQUITY

Partners’ Capital	2,297	2,238

Total Liabilities and Equity	$4,438	$4,389

See accompanying Notes to Consolidated Financial Statements 12

PLUM CREEK TIMBERLANDS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended
(In Millions)	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$122	$155
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	27	27
Basis of Real Estate Sold (Includes Impairment Losses of $16 in 2004)	18	79
Deferred Income Taxes	(1)	7
Gain on Sale of Properties	(21)	—
Working Capital Changes	(46)	(19)
Other	(2)	(6)

Net Cash Provided By Operating Activities	97	243

CASH FLOWS FROM INVESTING ACTIVITIES

Property Additions (Excluding Timberland Acquisitions)	(10)	(17)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds)	(18)	(24)
Other	1	—

Net Cash Used In Investing Activities	(27)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions	(67)	(62)
Borrowings of Long-term Debt and Lines of Credit	529	606
Repayments of Long-term Debt and Lines of Credit	(530)	(725)

Net Cash Used In Financing Activities	(68)	(181)

Increase In Cash and Cash Equivalents	2	21

Cash and Cash Equivalents:
Beginning of Period	347	267

End of Period	$349	$288

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Basis of Presentation

Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly owned subsidiary of Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. (“Parent”) is a Delaware Corporation and real estate investment trust, or REIT. References herein to “the Operating Partnership,” “we,” “us” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly owned consolidated subsidiaries; references to “Plum Creek” relate to Plum Creek Timber Company, Inc. and all of its wholly owned subsidiaries.

At March 31, 2005, the Operating Partnership owned and managed approximately 7.7 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States.

The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. has no independent assets, liabilities or operations other than its investment in Plum Creek Timberlands, L.P. and proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars. Certain prior period amounts have been reclassified to conform to the first quarter of 2005 presentation. The reclassifications had no impact on operating income or net income.

Plum Creek Timberlands, L.P. is a wholly owned subsidiary of Plum Creek Timber Company, Inc. Accordingly, for federal income tax purposes, Plum Creek Timberlands, L.P. is considered a disregarded entity and is treated as a division of Plum Creek Timber Company, Inc. As a result, Plum Creek Timberlands, L.P. is not subject to income tax.

Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is not generally subject to corporate-level income tax. However, the Operating Partnership conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of our higher and better use timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT. (See Note 3 of the Notes to Financial Statements.)

The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2004, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on March 4, 2005, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements.     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted for fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006.

The Operating Partnership adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002, using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Operating Partnership uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on January 1, 2006. The Operating Partnership does not expect the expense for stock options computed in accordance with SFAS No. 123(R) to be materially different than the expense currently computed under SFAS No. 123.

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

In addition to stock options, Plum Creek also grants restricted stock of Plum Creek Timber Company, Inc., and dividend equivalents and value management awards, a portion of which may be payable in common stock of Plum Creek Timber Company, Inc. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value of an award as of the last day of the performance period times the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. The Operating Partnership does not expect the total expense recognized over the performance period for dividend equivalents and value management awards computed in accordance with SFAS No. 123(R) to be materially different than the total expense currently computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of dividend equivalent and value management awards, the quarterly expense recognized under SFAS No. 123(R) could be materially different than the quarterly expense we currently recognize under SFAS No. 123.

Note 2.    Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	March 31, 2005	December 31, 2004
Timber and logging roads – net	$2,355	$2,367
Timberlands	1,223	1,223

Timber and Timberlands – net	$3,578	$3,590

15 Property, plant and equipment consisted of the following (in millions):

	March 31, 2005	December 31, 2004
Land, buildings and improvements	$80	$80
Machinery and equipment	282	282

	362	362
Accumulated depreciation	(115)	(109)

Property, Plant and Equipment – net	$247	$253

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2005	December 31, 2004
Raw materials (logs)	$22	$24
Work-in-process	4	4
Finished goods	33	32

	59	60
Supplies	11	11

Total	$70	$71

Note 3.    Income Taxes

Plum Creek Timberlands, L.P. is a wholly owned subsidiary of Plum Creek Timber Company, Inc. Accordingly, for federal income tax purposes, Plum Creek Timberlands, L.P. is considered a disregarded entity and is treated as a division of Plum Creek Timber Company, Inc. As a result, Plum Creek Timberlands, L.P. is not subject to income tax.

Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT is generally not subject to corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. As a consequence of the October 6, 2001, merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level income tax (built-in gains tax) if the Operating Partnership makes a taxable disposition of certain property acquired in the merger with The Timber Company within the ten-year period following the merger date. The built-in-gains tax is generally deferred on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. Furthermore, the Operating Partnership conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the Operating Partnership’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the Operating Partnership’s higher and better use timberlands.

At March 31, 2005, the Operating Partnership had $63 million of proceeds held in like-kind exchange funds. It is the Operating Partnership’s policy to record the built-in gains tax associated with proceeds held by like-kind exchange funds unless management believes it is probable that the proceeds will be successfully reinvested within the 180-day reinvestment period. Management has concluded that it is not probable that $45 million of the $63 million will be reinvested within the 180-day reinvestment period; as a result, the Operating Partnership has recorded a built-in gains tax expense of $3 million for the quarter ended March 31, 2005. All or a portion of the accrued built-in gains tax may be reversed in a subsequent period if the proceeds are successfully reinvested within the required period. No built-in gains tax expense was recognized during the quarter ended March 31, 2004.

It is the Operating Partnership’s policy to present like-kind exchange funds as a current asset in our balance sheet under the description “Like-Kind Exchange Funds Held in Escrow” to the extent management concludes it is not probable that the funds will be successfully reinvested, and to present as “Timber and Timberlands –Net” in our balance sheet to the extent management concludes it is probable the funds will be successfully reinvested. The presentation in the cash flow statement is consistent with the balance sheet presentation for escrow funds from the sale of timberlands (i.e., escrow funds not expected to be successfully reinvested are presented as a negative adjustment to “Working Capital Changes” under cash provided by operating activities and funds expected to be successfully reinvested are presented as “Timberlands Acquired” under investing activities). However, escrow funds associated with the sale of other assets, such as our first quarter sale of coal reserves, are eliminated from cash provided by operations (by inclusion in “Gain on Sales of Properties”) in the quarter in which the property is sold, and are reflected as investing activity in the quarter the proceeds are reinvested or received from the escrow fund.

Note 4.    Borrowings

The Operating Partnership has a $650 million facility revolving line of credit maturing on January 15, 2009. As of March 31, 2005, the interest rate for the line of credit was LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2005, the Operating Partnership had $448 million of borrowings and $6 million of standby letters of credit outstanding; $196 million remained available for borrowing under the Operating Partnership’s line of credit. On April 1, 2005, $329 million of the borrowings under the line of credit was repaid.

In August of 2004, Plum Creek filed with the Securities and Exchange Commission a shelf registration statement under which the Operating Partnership has registered and from time to time may offer and sell up to $400 million of its debt securities. As of March 31, 2005, the entire amount for issuance of debt securities remained available under the shelf registration statement.

Note 5.    Employee Pension Plans

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

The components of net periodic benefit cost were as follows for the quarters ended March 31 (in millions):

	2005	2004
Service cost	$2	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)

Net periodic benefit cost	$2	$1

Note 6.    Stock-Based Compensation

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

The Operating Partnership expenses stock-based employee compensation (stock options, value management awards, dividend equivalents and restricted stock) in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by the Operating Partnership in 2002, stock option employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. (See “New Accounting Pronouncements” in Note 1 of the Notes to Financial Statements.)

The Operating Partnership recognized stock-based compensation expense of approximately $2 million each during the quarters ended March 31, 2005 and 2004. Had the Operating Partnership elected to use the fair value method of accounting for all stock-based compensation, net income for the quarters ended March 31, 2005 and 2004, would not differ from amounts reported.

During the first quarter of 2005, the Operating Partnership paid $8 million in cash and issued approximately 32,000 shares of common stock of Plum Creek Timber Company, Inc. as payment for Value Management Awards and Dividend Equivalents under the terms of the Plum Creek’s Stock Incentive Plan. Payments for Value Management Awards during the first quarter of 2004 consisted of $2 million in cash and approximately 101,000 shares of common stock of Plum Creek Timber Company, Inc. No Dividend Equivalents were paid in 2004.

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

In consideration of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of pending legal claims against the Operating Partnership will be. Based on current knowledge, management does not believe that liabilities, if any, arising from any single pending proceeding will have a material adverse effect on the Operating Partnership’s financial position, results of operations or liquidity. However, the possibility of a material adverse impact on the Operating Partnership’s operating results for a particular quarterly period exists in the event that an unfavorable outcome in multiple proceedings were to occur within the same quarterly reporting period, depending, among other factors, on the level of the Operating Partnership’s income for such period.

Environmental Contingencies. In connection with the October 6, 2001, merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. In 2003, Georgia-Pacific provided the Operating Partnership with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as the Operating Partnership’s liability in this matter cannot be reasonably determined at this time. Furthermore, to the extent the Operating Partnership is required to indemnify Georgia-Pacific for its share of the remediation costs, the Operating Partnership may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

Note 8.    Segment Information

The table below presents information about reported segments for the quarters ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other (B)	Total
2005
External revenues	$69	$131	$68	$129	$3	$400
Intersegment revenues	19	—	—	—	—	19
Depreciation, depletion and
amortization	7	13	—	7	—	27
Operating income	29	64	44	8	2	147

2004
External revenues	$68	$116	$188	$122	$3	$497
Intersegment revenues	27	—	—	—	—	27
Depreciation, depletion and
amortization	8	12	—	7	—	27
Operating income	32	56	102	11	2	203

(A)	Management estimates that included in the Operating Partnership’s 7.7 million acres of timberlands are approximately 1.3 million acres of higher and better use timberlands and approximately 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. During the quarter ended March 31, 2004, the Operating Partnership sold approximately 200,000 acres of large, non-strategic timberlands for $118 million. There were no sales of large, non-strategic timberlands during the quarter ended March 31, 2005.

During the first quarter of 2004, the Real Estate segment recorded a $16 million impairment loss as a part of cost of goods sold on a proposed sale of timberlands. There were no impairment losses incurred in the first quarter of 2005; however, a previously recognized impairment loss of $1 million was reversed due to a revised estimate of fair value.

(B)	During the first quarter of 2005, the Operating Partnership sold its remaining coal reserves for total proceeds of $22 million. The net gain from this sale, after reducing the proceeds for $1 million costs of sales and $1 million applicable income taxes, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations. Prior to the sale, substantially all of the coal reserves were subject to long-term mineral leases; the annual revenue and operating income from such mineral leases were approximately $3 million.

A reconciliation of total operating income to income before income taxes is presented below for the quarters ended March 31 (in millions):

	2005	2004
Total segment operating income	$147	$203
Interest expense, net	(27)	(29)
Corporate and other unallocated expenses	(13)	(12)

Income before income taxes	$107	$162

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

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described in “Risk Factors” below. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

•	the failure to meet our expectations with respect to our likely future performance;
•	an unanticipated reduction in the demand for timber products and/or an unanticipated increase in the supply of timber products;
•	an unanticipated reduction in demand for higher and better use timberlands or non-strategic timberlands;
•	our failure to make strategic acquisitions or to integrate any such acquisitions effectively or, conversely, our failure to make strategic divestitures; and
•	our failure to qualify as a real estate investment trust, or REIT.

It is likely that if one or more of the risks materializes, or if one or more assumptions prove to be incorrect, the current expectations of Plum Creek and its management will not be realized. Forward-looking statements speak only as of the date made, and neither Plum Creek nor its management undertakes any obligation to update or revise any forward-looking statements.

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2005.

Results of Operations

First Quarter 2005 Compared to First Quarter 2004

The following table and narrative compare operating results by segment for the quarters ended March 31 (in millions):

	2005	2004	Change
Operating Income by Segment
Northern Resources	$29	$32	$(3)
Southern Resources	64	56	8
Real Estate	44	102	(58)
Manufactured Products	8	11	(3)
Other	2	2	—

Total Segment Operating Income	147	203	(56)
Other Costs & Eliminations	(13)	(12)	(1)

Operating Income	$134	$191	$(57)

Northern Resources Segment. Revenues decreased by $7 million, or 7%, to $88 million in the first quarter of 2005. This decrease was due primarily to a lower harvest volume ($13 million), offset in part by higher softwood sawlog prices ($5 million). The decrease in harvest volume was due primarily to the timing of harvesting activity. During the first quarter of 2005, we purchased a greater percentage of sawlogs for our Montana mills from external log suppliers, and therefore lowered the harvest levels from our timberlands, as compared to the first quarter of 2004. For all of 2005, harvest levels in the Northern Resources Segment are expected to increase by approximately 2% over the 5.2 million tons we harvested during 2004. Softwood sawlog prices increased by 11% due to strong demand for solid wood products, driven by continued strength in housing activity, repair and remodel expenditures and industrial demand, and a limited supply of logs.

Northern Resources Segment operating income was 33% of its revenues for the first quarter of 2005, and 34% for the first quarter of 2004. Segment costs and expenses decreased by $4 million, or 6%, to $59 million. This decrease was due primarily to a lower harvest volume ($6 million), offset in part by higher log and haul costs per ton ($3 million). Log and haul costs on a per ton basis increased by 8% due primarily to higher fuel costs and a shortage of logging contractors.

Southern Resources Segment. Revenues increased by $15 million, or 13%, to $131 million in the first quarter of 2005. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber ($5 million), a higher harvest volume ($4 million), and higher softwood sawlog prices ($3 million).

Revenues increased by $5 million due to the company’s increased percentage of delivered log sales. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold, the buyer incurs the log and haul costs. While revenues are higher when the company is responsible for the logging and hauling of timber, costs of sales generally increase by a similar amount. As a result, the company realizes lower operating income as a percentage of revenue, although operating income is not generally affected.

Harvest volume increased due primarily to an increase in the percentage of mature timber on our southern timberlands. For all of 2005, we expect the harvest volume from our southern timberlands to increase by 7% over the 13.3 million tons we harvested during 2004 due primarily to the increase in mature timber. Softwood sawlog prices increased temporarily during the first quarter of 2005 due primarily to a weather-related shortage of logs. Several of our customers had low log inventories at the end of 2004 due to wet weather during the second half of 2004, and as a result, offered higher prices in order to rebuild log decks.

Southern Resources Segment operating income was 49% of its revenues for the first quarter of 2005, and 48% for the first quarter of 2004. Southern Resources Segment costs and expenses increased by $7 million, or 12%, to $67 million in 2005. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber ($4 million), and an increase in the per ton rate for log and haul cost ($2 million). The per ton rate increase for log and haul costs was due primarily to higher fuel costs.

Real Estate Segment. Revenues decreased by $120 million to $68 million in 2005. During the first quarter of 2004, approximately 200,000 acres of large non-strategic timberlands were sold for $118 million. Excluding revenues from these large non-strategic timberland sales, revenues decreased by $2 million, or 3%, to $68 million. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the expectation of future price appreciation, and the timing of harvesting activities.

Real Estate Segment operating income was 65% of its first quarter revenues for 2005, compared to 54% for 2004. Real Estate Segment costs and expenses decreased by $62 million to $24 million. This decrease of $62 million was due primarily to the sale of large, non-strategic timberlands, for which we recognized costs and expenses of $34 million, an impairment loss of $16 million recorded during the first quarter of 2004, and selling a higher percentage of low-basis timberlands during 2005.

Manufactured Products Segment. Revenues increased by $7 million, or 6%, to $129 million in the first quarter of 2005. This increase was due primarily to higher lumber prices ($4 million) and higher MDF prices ($5 million), offset in part by a lower plywood volume ($2 million). Lumber prices increased by 7% due primarily to the exceptionally strong housing starts during the first quarter of 2005 on top of the 25-year record-high housing starts during 2004. Housing starts during the first quarter of 2005 were 5% higher than for the same period in the prior year. MDF prices increased by 18% due primarily to improved demand, limited imports, and a richer product mix. MDF demand has increased due to strong housing starts and improved repair and remodel markets. Foreign manufacturers of MDF have not increased their shipments into the U.S. market as a result of the weakening of the U.S. dollar. During the first half of 2004, we resolved all of our start-up issues associated with our new MDF thin-board line and, as a result, have increased the percentage of higher-margin products we produce.

Manufactured Products Segment operating income was 6% of its revenues for the first quarter of 2005 and 9% for the first quarter of 2004. This decrease was due primarily to higher log and raw material costs. Manufactured Products Segment costs and expenses increased by $10 million, or 9%, to $121 million in the first quarter of 2005. This increase was due primarily to higher log costs for our lumber and plywood mills, higher costs for purchased wood for our remanufacturing facilities, and higher resin costs. Log costs have increased due primarily to a declining supply of logs in Montana and favorable lumber and plywood prices.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $13 million in 2005, compared to a decrease of $12 million in 2004.

Provision for Income Taxes. The provision for income taxes for the first quarter of 2005 was $5 million, compared to a $7 million for the first quarter of 2004. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, is generally not subject to corporate-level income tax. However, during the first quarter of 2005 we accrued $3 million of corporate (built-in gains) income tax associated with the sale of timberlands. (See Note 4 of the Notes to Financial Statements). Furthermore, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sale of some of our higher and better use timberlands.

Gain on Sale of Properties, net of tax. During the first quarter of 2005, we sold our remaining coal reserves for total proceeds of $22 million. The net gain from this sale, after reducing the proceeds for costs of sales and applicable income taxes, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

Financial Condition and Liquidity

Net cash provided by operating activities during the quarter ended March 31, 2005, totaled $97 million, compared to $243 million for the same period in 2004. The decrease of $146 million was due primarily to a $120 million decrease in revenues from timberland sales and an increase in working capital. Timberland sales during the first quarter of 2004 included $118 million in revenues from sales of large, non-strategic timberlands. Working capital increased by $46 million during the first quarter of 2005 compared to an increase of $19 million during the first quarter of 2004. This difference of $27 million is due primarily to an increase in the proceeds from timberland sales held in escrow by like-kind exchange funds. (See Note 4 of the Notes to Financial Statements.)

In August of 2004, the company filed with the Securities and Exchange Commission a shelf registration statement under which the company from time to time may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees up to a total amount of $400 million, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time offer and sell debt securities of up to an additional total amount of $400 million. As of March 31, 2005, the entire amounts for issuance of equity and debt securities remained available under the shelf registration statement.

The company has a $650 million facility revolving line of credit maturing on January 15, 2009. As of March 31, 2005, the interest rate for the line of credit was LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2005, we had $448 million of borrowings and $6 million of standby letters of credit outstanding; $196 million remained available for borrowing under our line of credit. On April 1, 2005, $329 million of the borrowings under our line of credit was repaid. On April 21, 2005, the $20 million variable rate senior-note due in 2008 was repaid prior to its maturity using funds available under our revolving line of credit.

The company’s note agreements and the line of credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with such covenants at March 31, 2005.

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

On February 10, 2005, our Board of Directors authorized the company to make a dividend payment of $0.38 per share, or approximately $70 million, which was paid on March 8, 2005, to stockholders of record on February 22, 2005. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

The company has authorization from our Board of Directors to repurchase up to $200 million of the company’s common stock. As of March 31, 2005, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Capital expenditures, excluding the acquisition of timberlands, for the first quarter of 2005 were $10 million, compared to $17 million for the same period in 2004. Planned capital expenditures, excluding timberland acquisitions, for 2005 are expected to range between $90 million and $100 million of which approximately 60% are considered discretionary and approximately 40% are considered maintenance expenditures. Discretionary expenditures consist primarily of silviculture investments (e.g., fertilizers and herbicides) associated with our timberlands and to a lesser extent land development investments. Maintenance expenditures consist primarily of reforestation costs for our timberlands and projects at our manufacturing facilities to sustain operating activities or improve safety. On March 28, 2005, Plum Creek signed a definitive agreement to purchase approximately 56,000 acres of timberlands in Florida subject to completion of due diligence. The transaction is valued at approximately $90 million and is expected to close in several phases. The first phase of approximately $50 million is expected to close during the second quarter of 2005 with the remaining phases closing over the next 18 months.

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

The trade agreement expired in March 2001, and soon thereafter a U.S. industry coalition, of which Plum Creek is a member, submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. In March 2002, the Department of Commerce rendered a final determination in favor of the U.S. industry coalition and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties in April 2002 to 18.8% and 8.4%, respectively. In May 2002, the International Trade Commission rendered a final determination that the U.S. industry was threatened with material injury from Canadian lumber imports. Following this determination, the Department of Commerce put into effect the countervailing and anti-dumping duties in May 2002. However, due to strong demand for lumber in the U.S., the duties have not had the effect of decreasing Canadian lumber imports’ share of the U.S. market. It is uncertain whether the final duties would have the effect of decreasing Canada’s share of the market in times of weaker domestic demand for lumber products.

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

On April 30, 2004, NAFTA ruled that the International Trade Commission’s determination of injury to U.S. industry from Canadian lumber imports, which is the basis for imposing the duties, was not supported with substantial evidence. The commission unsuccessfully appealed this decision, and was directed to issue a “no injury” opinion, which was rendered in September 2004. The U.S. Trade Representative responded by calling for the formation of an Extraordinary Challenge Committee under the NAFTA dispute resolution process to evaluate the NAFTA panel’s injury decision. A panel was formed to hear the challenge, and arguments before the panel are expected to take place in June of 2005, and no decision is expected from the panel before the end of August of 2005.

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

If in any taxable year we fail to qualify as a REIT:

•	we would be subject to federal and state income tax on our taxable income at regular corporate rates;
•	we would not be allowed to deduct dividends to stockholders in computing our taxable income; and
•	unless we were entitled to relief under the Internal Revenue Code, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.

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

In addition, federal and state tax laws are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the United States Department of the Treasury, and state taxing authorities. Changes to the tax law could adversely affect our stockholders. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders may be changed.

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

      Certain of Our Business Activities are Potentially Subject to Prohibited Transactions Tax or
      Corporate-Level Income Tax.

REITs are generally intended to be passive entities and can thus only engage in those activities permitted by the Internal Revenue Code, which for Plum Creek generally include: owning and managing a timberland portfolio; growing timber; and the sale of standing timber. Accordingly, the manufacture and sale by us of wood products, the harvesting and sale of logs, and the development and/or sale of certain timberlands are conducted through one or more of our taxable REIT subsidiaries (“TRSs”) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business in this manner we believe that we satisfy the REIT requirements of the Internal Revenue Code and are not subject to the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate-level income tax.

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

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value (B)
March 31, 2005
Fixed Rate Debt
Principal due (A)	$27	$157	$123	$147	$200	$753	$1,407	$1,508
Avg. interest rate	7.5%	7.5%	7.4%	7.5%	7.3%	7.1%
Variable Rate Debt (C)				$20	$448		$468	$468

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value (B)
March 31, 2004
Fixed Rate Debt
Principal due (A)	$27	$27	$157	$123	$147	$953	$1,434	$1,621
Avg. interest rate	7.6%	7.5%	7.5%	7.4%	7.5%	7.2%
Variable Rate Debt					$20	$479	$499	$499

(A)	Excludes unamortized premium of $9 million at March 31, 2005, and $14 million at March 31, 2004.

(B)	The decrease in the fair value of our fixed rate debt compared to March 31, 2004, was due primarily to an increase in market interest rates for long-term debt and the repayment of $27 million of borrowings during the second quarter of 2004.

(C)	As of March 31, 2005, the average interest rate on the $448 million borrowings under our $650 million revolving line of credit maturing on January 15, 2009 was based on LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. On April 1, 2005, $329 million of variable rate debt was repaid. The interest rate on the $20 million variable rate senior-note borrowings due in 2008 is based on 3-month LIBOR plus 1.445%. On April 21, 2005, we repaid our $20 million variable rate senior-note due 2008 prior to its maturity using funds available under our revolving line of credit.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

None.     (See also Note 9 of the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc.)

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
Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber,
Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, dated July 18, 2000).
Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, File
No. 1-10239, dated June 12, 2001).

2.5	Real Estate Purchase and Sale Agreements between Plum Creek Timberlands, L.P., a wholly owned subsidiary of Plum Creek Timber Company, Inc., and Soterra LLC, a subsidiary of Greif, Inc., each dated March 28, 2005 (Form 8-K, File No. 1-10239, dated March 28, 2005).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amendment and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

4.3	The registrant agrees that it will furnish to the Commission a copy of any of its debt instruments not listed herein upon request.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules
13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer,
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
——————————————
WILLIAM R. BROWN
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: May 9, 2005 34