Form 10-Q
period 2005-06-30
PLUM CREEK TIMBER CO INC
filed 2005-08-02
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes [ X ] No [  ]

The number of outstanding shares of the registrant’s common stock as of July 22, 2005 was 183,968,207.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2005

PART I

ITEM 1.  FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except per Share Amounts)	2005	2004
Revenues:
Timber	$192	$151
Real Estate	36	50
Manufacturing	128	134
Other	2	6

Total Revenues	358	341

Costs and Expenses:
Cost of Goods Sold:
Timber	99	80
Real Estate	16	38
Manufacturing	117	110
Other	--	2

Total Cost of Goods Sold	232	230

Selling, General and Administrative	24	22

Total Costs and Expenses	256	252

Gain on Sale of Other Assets	--	5

Operating Income	102	94

Interest Expense, net	27	27

Income before Income Taxes	75	67

Provision for Income Taxes	6	10

Net Income	$69	$57

Net Income per Share
- Basic	$0.37	$0.31
- Diluted	$0.37	$0.31

Dividends Declared per Common Share Outstanding	$0.38	$0.35

Weighted Average Number of Shares Outstanding
- Basic	184.0	183.3
- Diluted	184.6	184.0

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except per Share Amounts)	2005	2004
Revenues:
Timber	$392	$335
Real Estate	104	238
Manufacturing	257	256
Other	5	9

Total Revenues	758	838

Costs and Expenses:
Cost of Goods Sold:
Timber	201	173
Real Estate	40	124
Manufacturing	235	218
Other	1	3

Total Cost of Goods Sold	477	518

Selling, General and Administrative	45	40

Total Costs and Expenses	522	558

Gain on Sale of Other Assets	--	5

Operating Income	236	285

Interest Expense, net	54	56

Income before Income Taxes	182	229

Provision for Income Taxes	11	17

Income from Continuing Operations	171	212

Gain on Sale of Properties, net of tax	20	--

Net Income	$191	$212

Income from Continuing Operations per Share
- Basic	$0.93	$1.16
- Diluted	$0.93	$1.15

Net Income per Share
- Basic	$1.04	$1.16
- Diluted	$1.03	$1.15

Dividends Declared per Common Share Outstanding	$0.76	$0.70

Weighted Average Number of Shares Outstanding
- Basic	183.9	183.2
- Diluted	184.6	184.0

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except per Share Amounts)	June 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and Cash Equivalents	$384	$347
Restricted Advance from Customer	15	4
Accounts Receivable	49	40
Like-Kind Exchange Funds Held in Escrow	44	11
Inventories	62	71
Deferred Tax Asset	11	10
Other Current Assets	18	16

	583	499

Timber and Timberlands - Net	3,623	3,590
Property, Plant and Equipment - Net	245	253
Investment in Grantor Trusts	29	29
Other Assets	9	7

Total Assets	$4,489	$4,378

LIABILITIES

Current Liabilities:
Current Portion of Long-Term Debt	$31	$32
Short-Term Debt	50	--
Accounts Payable	45	41
Interest Payable	28	28
Wages Payable	15	25
Taxes Payable	22	22
Deferred Revenue	35	16
Other Current Liabilities	12	20

	238	184

Long-Term Debt	1,357	1,405
Line of Credit	495	448
Deferred Tax Liability	44	45
Other Liabilities	57	56

Total Liabilities	2,191	2,138

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred Stock, $0.01 par value, authorized shares - 75.0.
outstanding - none	--	--
Common Stock, $0.01 par value, authorized shares - 300.6,
issued (including Treasury Stock) - 186.0 at June 30, 2005,
and 185.7 at December 31, 2004	2	2
Additional Paid-In Capital	2,174	2,168
Retained Earnings	162	111
Treasury Stock, at cost, Common shares - 2.0	(43)	(43)
Other Equity	3	2

Total Stockholders' Equity	2,298	2,240

Total Liabilities and Stockholders' Equity	$4,489	$4,378

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$191	$212
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	55	51
Basis of Real Estate Sold (Includes Impairment Losses of $19 in 2004)	28	114
Deferred Income Taxes	(1)	12
Gain on Sales of Properties and Other Assets	(21)	(5)
Working Capital Changes	(24)	10
Other	--	(3)

Net Cash Provided By Operating Activities	228	391

CASH FLOWS FROM INVESTING ACTIVITIES

Property Additions (Excluding Timberland Acquisitions)	(28)	(32)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds)	(80)	(39)
Proceeds from Sales of Properties and Other Assets
(Including Tax-Deferred Exchange Proceeds)	5	27

Net Cash Used In Investing Activities	(103)	(44)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(140)	(128)
Borrowings under Line of Credit	1,140	1,227
Repayments of Borrowings under Line of Credit	(1,093)	(1,355)
Proceeds from Issuance of Short-term Debt	50	--
Principal Payments and Retirement of Long-term Debt	(49)	(32)
Proceeds from Stock Option Exercises	4	3

Net Cash Used In Financing Activities	(88)	(285)

Increase In Cash and Cash Equivalents	37	62

Cash and Cash Equivalents:
Beginning of Period	347	267

End of Period	$384	$329

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

When we refer to “Plum Creek,” “the company,” “we,”“us” or “our” we mean Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or “REIT,” and all of its wholly owned consolidated subsidiaries.

The consolidated financial statements include all of the accounts of Plum Creek.  At June 30, 2005, the company owned and managed approximately 7.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sales of some of our higher and better use timberlands. The effective tax rate is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT. (See Note 4 of the Notes to Financial Statements of Plum Creek Timber Company, Inc.)

Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars. Certain prior period amounts have been reclassified to conform to the second quarter of 2005 presentation. The reclassifications had no impact on operating income or net income.

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

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and six-month periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2005	2004
Net Income	$69	$57

Denominator for basic earnings per share	184.0	183.3
Effect of dilutive securities - stock options	0.5	0.6
Effect of dilutive securities - restricted stock, dividend
equivalents, and value management plan	0.1	0.1

Denominator for diluted earnings per share - adjusted for dilutive
securities	184.6	184.0

Per Share Amounts:
Net Income - Basic	$0.37	$0.31
Net Income - Diluted	$0.37	$0.31

	Six Months Ended June 30,
	2005	2004
Income from Continuing Operations	$171	$212
Gain on Sales of Properties, net of tax	20	--

Net Income	$191	$212

Denominator for basic earnings per share	183.9	183.2
Effect of dilutive securities - stock options	0.6	0.6
Effect of dilutive securities - restricted stock, dividend
equivalents, and value management plan	0.1	0.2

Denominator for diluted earnings per share - adjusted for
dilutive securities	184.6	184.0

Per Share Amounts:
Income from Continuing Operations - Basic	$0.93	$1.16
Income from Continuing Operations - Diluted	$0.93	$1.15

Gain on Sale of Properties, net of tax - Basic	$0.11	$--
Gain on Sale of Properties, net of tax - Diluted	$0.11	$--

Net Income - Basic	$1.04	$1.16
Net Income - Diluted	$1.03	$1.15

Antidilutive options excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were as follows for the quarterly and six-month periods ended June 30 (shares in millions):

	Quarter Ended June 30,
	2005	2004
Number of options	0.5	0.7
Range of prices	$32.28 to $37.49	$30.91 to $32.87
Expiration on or before	February 2015	April 2014

	Six Months Ended June 30,
	2005	2004
Number of options	0.5	0.8
Range of prices	$32.28 to $37.49	$29.70 to $32.87
Expiration on or before	February 2015	April 2014
Note 3. Timber and Timberlands, Property, Plant and Equipment, and Inventory Timber and timberlands consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Timber and logging roads - net	$2,373	$2,367
Timberlands	1,250	1,223

Timber and Timberlands - net	$3,623	$3,590

Property, plant and equipment consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Land, buildings and improvements	$80	$80
Machinery and equipment	286	282

	366	362
Accumulated depreciation	(121)	(109)

Property, Plant and Equipment - net	$245	$253

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Raw materials (logs)	$11	$24
Work-in-process	4	4
Finished goods	36	32

	51	60
Supplies	11	11

Total	$62	$71

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

At June 30, 2005, the company had $74 million of proceeds held in a like-kind exchange escrow account. It is the company’s policy to record the built-in gains tax associated with such proceeds unless management believes it is probable that the proceeds will be successfully reinvested in a qualifying like-kind exchange transaction. Management has concluded that it is not probable that $44 million of the $74 million will be reinvested within the statutory 180-day reinvestment period; as a result, the company has recorded a built-in gains tax expense of $1 million for the quarter and $4 million for the six months ended June 30, 2005. A portion of the accrued built-in gains tax may be reversed in a subsequent period if the proceeds are successfully reinvested within the required period. No built-in gains tax expense was recognized during the quarter or six months ended June 30, 2004.

It is the company’s policy to present like-kind exchange funds as a current asset in our balance sheet under the description “Like-Kind Exchange Funds Held in Escrow” to the extent management concludes it is not probable that the funds will be successfully reinvested, and to present as “Timber and Timberlands – Net” in our balance sheet to the extent management concludes it is probable the funds will be successfully reinvested. The presentation in the cash flow statement is consistent with the balance sheet presentation for escrow funds from the sale of timberlands (i.e., escrow funds not expected to be successfully reinvested are presented as a negative adjustment to “Working Capital Changes” under cash provided by operating activities and funds expected to be successfully reinvested are presented as “Timberlands Acquired”under investing activities). However, escrow funds associated with the sale of other assets, such as our first quarter sale of coal reserves, are eliminated from cash provided by operations (by inclusion in “Gain on Sales of Properties”) in the quarter in which the property is sold, and are reflected as investing activity in the quarter the proceeds are reinvested or received from the escrow fund.

Note 5. Borrowings

The company has a $650 million facility revolving line of credit maturing on January 15, 2009. As of June 30, 2005, the interest rate for the line of credit was LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2005, we had $495 million of borrowings and $6 million of standby letters of credit outstanding; $149 million remained available for borrowing under our line of credit. On July 1, 2005, $376 million of the borrowings under our line of credit was repaid.

In April 2005, Plum Creek retired its $20 million variable rate senior note bearing interest at 3-months LIBOR plus 1.445% due in 2008 prior to its maturity using funds available under the company’s revolving line of credit. Furthermore, in June 2005, the company made principal payments totaling $27 million on borrowings due under the company’s 1989 senior and first mortgage notes bearing interest at 11.125%.

In May 2005, the company entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of June 30, 2005, the interest rate for the term loan was LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

Under the company’s shelf registration statement filed with the Securities and Exchange Commission in 2004, the company from time to time may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees up to a total amount of $400 million, and Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time offer and sell debt securities of up to an additional total amount of $400 million. As of June 30, 2005, the entire amounts for issuance of equity and debt securities remained available under the shelf registration statement.

Note 6. Capital

The changes in the company’s capital accounts were as follows during 2005 (in millions):

	Common Stock
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock	Other Equity	Total Equity
January 1, 2005	183.7	$2	$2,168	$111	$(43)	$2	$2,240
Net Income				122			122
Dividends				(70)			(70)
Stock Option Exercises	0.2		3				3
Shares Issued under Stock
Incentive Plans (A)			2			(1)	1
Other			1			1	2

March 31, 2005	183.9	$2	$2,174	$163	$(43)	$2	$2,298
Net Income				69			69
Dividends				(70)			(70)
Stock Option Exercises	0.1		1				1
Other			(1)			1	--

June 30, 2005	184.0	$2	$2,174	$162	$(43)	$3	$2,298

(A)	During the first quarter of 2005, Plum Creek issued approximately 32,000 shares of common stock as payment for Value Management Awards and Dividend Equivalents, and approximately 23,000 shares of restricted stock under the terms of the company’s Stock Incentive Plan. (See Note 8 of the Notes to Financial Statements.)

Note 7. Employee Pension Plans The components of net periodic benefit cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2005	2004
Service cost	$1	$2
Interest cost	2	2
Expected return on plan assets	(1)	(2)

Net periodic benefit cost	$2	$2

	Six Months Ended June 30,
	2005	2004
Service cost	$3	$3
Interest cost	3	3
Expected return on plan assets	(2)	(3)

Net periodic benefit cost	$4	$3

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

The company recognized stock-based compensation expense of approximately $3 million each during the quarters ended June 30, 2005 and 2004. Stock-based compensation expense for each of the six-month periods ended June 30, 2005 and 2004, totaled approximately $5 million. Had the company elected to use the fair value method of accounting for all stock-based compensation, net income for the quarters and six-month periods ended June 30, 2005 and 2004, would not differ from amounts reported.

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

Note 10. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other (B)	Total
Quarter Ended June 30, 2005
External revenues	$57	$135	$36	$128	$2	$358
Intersegment revenues	14	--	--	--	--	14
Depreciation, depletion and
amortization	6	13	--	7	--	26
Operating income	20	63	20	9	2	114

Quarter Ended June 30, 2004
External revenues	$47	$104	$50	$134	$6	$341
Intersegment revenues	15	--	--	--	--	15
Depreciation, depletion and
amortization	6	11	--	7	--	24
Operating income	16	45	12	23	4	100

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other (B)	Total
Six Months Ended June 30, 2005
External revenues	$126	$266	$104	$257	$5	$758
Intersegment revenues	33	--	--	--	--	33
Depreciation, depletion and
amortization	12	26	--	15	--	53
Operating income	49	127	64	17	4	261

Six Months Ended June 30, 2004
External revenues	$115	$220	$238	$256	$9	$838
Intersegment revenues	42	--	--	--	--	42
Depreciation, depletion and
amortization	14	23	--	14	--	51
Operating income	48	101	114	34	6	303

(A)	Management estimates that included in Plum Creek’s 7.7 million acres of timberlands are approximately 1.3 million acres of higher and better use timberlands and approximately 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Sales of large, non-strategic timberlands totaled $15 million (approximately 51,000 acres) for the second quarter of 2004, and $133 million (approximately 255,000 acres) for the six months ended June 30, 2004. There were no sales of large, non-strategic timberlands during the quarter or six months ended June 30, 2005.

During the quarter and six months ended June 30, 2004, the Real Estate segment recorded impairment losses of $3 million and $19 million, respectively, as a part of cost of goods sold in connection with proposed sales of timberlands. There were no impairment losses incurred in the quarter or six months ended June 30, 2005; however, a previously recognized impairment loss of $1 million was reversed during the first quarter of 2005 due to a revised estimate of fair value.

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
A reconciliation of total operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2005	2004
Total segment operating income	$114	$100
Interest expense, net	(27)	(27)
Corporate and other unallocated expenses	(12)	(11)
Gain on sale of other assets	--	5

Income before income taxes	$75	$67

	Six Months Ended June 30,
	2005	2004
Total segment operating income	$261	$303
Interest expense, net	(54)	(56)
Corporate and other unallocated expenses	(25)	(23)
Gain on sale of other assets	--	5

Income before income taxes	$182	$229

Note 11. Subsequent Event

On August 2, 2005, the Board of Directors authorized the company to make a dividend payment of $0.38 per share, or approximately $70 million, which will be paid on August 31, 2005, to stockholders of record on August 17, 2005.

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

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED

	Quarter Ended June 30,
(In Millions)	2005	2004
Revenues:
Timber	$192	$151
Real Estate	36	50
Manufacturing	128	134
Other	2	6

Total Revenues	358	341

Costs and Expenses:
Cost of Goods Sold:
Timber	99	80
Real Estate	16	38
Manufacturing	117	110
Other	--	2

Total Cost of Goods Sold	232	230

Selling, General and Administrative	24	22

Total Costs and Expenses	256	252

Gain on Sale of Other Assets	--	5

Operating Income	102	94

Interest Expense, net	27	27

Income before Income Taxes	75	67

Provision for Income Taxes	6	10

Net Income	$69	$57

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2005	2004
Revenues:
Timber	$392	$335
Real Estate	104	238
Manufacturing	257	256
Other	5	9

Total Revenues	758	838

Costs and Expenses:
Cost of Goods Sold:
Timber	201	173
Real Estate	40	124
Manufacturing	235	218
Other	1	3

Total Cost of Goods Sold	477	518

Selling, General and Administrative	45	40

Total Costs and Expenses	522	558

Gain on Sale of Other Assets	--	5

Operating Income	236	285

Interest Expense, net	54	56

Income before Income Taxes	182	229

Provision for Income Taxes	11	17

Income from Continuing Operations	171	212

Gain on Sale of Properties, net of tax	20	--

Net Income	$191	$212

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	June 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and Cash Equivalents	$384	$347
Restricted Advance from Customer	15	4
Accounts Receivable	49	40
Like-Kind Exchange Funds Held in Escrow	44	11
Inventories	62	71
Deferred Tax Asset	11	10
Other Current Assets	15	14

	580	497

Timber and Timberlands – Net	3,623	3,590
Property, Plant and Equipment – Net	245	253
Investment in Grantor Trusts	42	41
Other Assets	10	8

Total Assets	$4,500	$4,389

LIABILITIES

Current Liabilities:
Current Portion of Long-Term Debt	$31	$32
Short-Term Debt	50	--
Accounts Payable	45	41
Interest Payable	28	28
Wages Payable	15	25
Taxes Payable	22	22
Deferred Revenue	35	16
Other Current Liabilities	12	20

	238	184

Long-Term Debt	1,357	1,405
Line of Credit	495	448
Deferred Tax Liability	44	45
Other Liabilities	70	69

Total Liabilities	2,204	2,151

Commitments and Contingencies

EQUITY

Partners’ Capital	2,296	2,238

Total Liabilities and Equity	$4,500	$4,389

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$191	$212
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	55	51
Basis of Real Estate Sold (Includes Impairment Losses of $19 in 2004)	28	114
Deferred Income Taxes	(1)	12
Gain on Sales of Properties and Other Assets	(21)	(5)
Working Capital Changes	(24)	10
Other	--	(3)

Net Cash Provided By Operating Activities	228	391

CASH FLOWS FROM INVESTING ACTIVITIES

Property Additions (Excluding Timberland Acquisitions)	(28)	(32)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds)	(80)	(39)
Proceeds from Sales of Properties and Other Assets (Including
Tax-Deferred Exchange Proceeds)	5	27

Net Cash Used In Investing Activities	(103)	(44)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions	(136)	(125)
Borrowings under Line of Credit	1,140	1,227
Repayment of Borrowings under Line of Credit	(1,093)	(1,355)
Proceeds from Issuance of Short-term Debt	50	--
Principal Payments and Retirement of Long-term Debt	(49)	(32)

Net Cash Used In Financing Activities	(88)	(285)

Increase In Cash and Cash Equivalents	37	62

Cash and Cash Equivalents:
Beginning of Period	347	267

End of Period	$384	$329

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly owned subsidiary of Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. (“Parent”) is a Delaware Corporation and real estate investment trust, or REIT. References herein to “the Operating Partnership,” “we,” “us” or “our”relate to Plum Creek Timberlands, L.P. and all of its wholly owned consolidated subsidiaries; references to “Plum Creek” relate to Plum Creek Timber Company, Inc. and all of its wholly owned subsidiaries.

At June 30, 2005, the Operating Partnership owned and managed approximately 7.7 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States.

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

Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, is not generally subject to corporate-level income tax. However, the Operating Partnership conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of our higher and better use timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT. (See Note 3 of the Notes to Financial Statements.)

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

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Timber and logging roads – net	$2,373	$2,367
Timberlands	1,250	1,223

Timber and Timberlands – net	$3,623	$3,590

Property, plant and equipment consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Land, buildings and improvements	$80	$80
Machinery and equipment	286	282

	366	362
Accumulated depreciation	(121)	(109)

Property, Plant and Equipment – net	$245	$253

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Raw materials (logs)	$11	$24
Work-in-process	4	4
Finished goods	36	32

	51	60
Supplies	11	11

Total	$62	$71

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

At June 30, 2005, the Operating Partnership had $74 million of proceeds held in like-kind exchange funds. It is the Operating Partnership’s policy to record the built-in gains tax associated with proceeds held by like-kind exchange funds unless management believes it is probable that the proceeds will be successfully reinvested within the 180-day reinvestment period. Management has concluded that it is not probable that $44 million of the $74 million will be reinvested within the 180-day reinvestment period; as a result, the Operating Partnership has recorded a built-in gains tax expense of $1 million for the quarter and $4 million of the six months ended June 30, 2005. A portion of the accrued built-in gains tax may be reversed in a subsequent period if the proceeds are successfully reinvested within the required period. No built-in gains tax expense was recognized during the quarter or six months ended June 30, 2004.

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

Note 4. Borrowings

The Operating Partnership has a $650 million facility revolving line of credit maturing on January 15, 2009. As of June 30, 2005, the interest rate for the line of credit was LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2005, the Operating Partnership had $495 million of borrowings and $6 million of standby letters of credit outstanding; $149 million remained available for borrowing under the Operating Partnership’s line of credit. On July 1, 2005, $376 million of the borrowings under the line of credit was repaid.

In April 2005, the Operating Partnership retired its $20 million variable rate senior note bearing interest at 3-months LIBOR plus 1.445% due in 2008 prior to its maturity using funds available under the Operating Partnership’s revolving line of credit. Furthermore, in June 2005, the Operating Partnership made principal payments totaling $27 million on borrowings due under the Operating Partnership’s 1989 senior and first mortgage notes bearing interest at 11.125%.

In May 2005, the Operating Partnership entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of June 30, 2005, the interest rate for the term loan was LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

In August of 2004, Plum Creek filed with the Securities and Exchange Commission a shelf registration statement under which the Operating Partnership has registered and from time to time may offer and sell up to $400 million of its debt securities. As of June 30, 2005, the entire amount for issuance of debt securities remained available under the shelf registration statement.

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

The components of net periodic benefit cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2005	2004
Service cost	$1	$2
Interest cost	2	2
Expected return on plan assets	(1)	(2)

Net periodic benefit cost	$2	$2

	Six Months Ended June 30,
	2005	2004
Service cost	$3	$3
Interest cost	3	3
Expected return on plan assets	(2)	(3)

Net periodic benefit cost	$4	$3

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

The Operating Partnership recognized stock-based compensation expense of approximately $3 million each during the quarters ended June 30, 2005 and 2004. Stock-based compensation expense for each of the six-month periods ended June 30, 2005 and 2004, totaled approximately $5 million. Had the Operating Partnership elected to use the fair value method of accounting for all stock-based compensation, net income for the quarters and six-month periods ended June 30, 2005 and 2004, would not differ from amounts reported.

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

Note 8. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other (B)	Total
Quarter Ended June 30, 2005
External revenues	$57	$135	$36	$128	$2	$358
Intersegment revenues	14	--	--	--	--	14
Depreciation, depletion and
amortization	6	13	--	7	--	26
Operating income	20	63	20	9	2	114

Quarter Ended June 30, 2004
External revenues	$47	$104	$50	$134	$6	$341
Intersegment revenues	15	--	--	--	--	15
Depreciation, depletion and
amortization	6	11	--	7	--	24
Operating income	16	45	12	23	4	100

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other (B)	Total
Six Months Ended June 30, 2005
External revenues	$126	$266	$104	$257	$5	$758
Intersegment revenues	33	--	--	--	--	33
Depreciation, depletion and
amortization	12	26	--	15	--	53
Operating income	49	127	64	17	4	261

Six Months Ended June 30, 2004
External revenues	$115	$220	$238	$256	$9	$838
Intersegment revenues	42	--	--	--	--	42
Depreciation, depletion and
amortization	14	23	--	14	--	51
Operating income	48	101	114	34	6	303

(A)	Management estimates that included in the Operating Partnership’s 7.7 million acres of timberlands are approximately 1.3 million acres of higher and better use timberlands and approximately 1.0 million acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Sales of large, non-strategic timberlands totaled $15 million (approximately 51,000 acres) for the second quarter of 2004, and $133 million (approximately 255,000 acres) for the six months ended June 30, 2004. There were no sales of large, non-strategic timberlands during the quarter or six months ended June 30, 2005.

During the quarter and six months ended June 30, 2004, the Real Estate segment recorded impairment losses of $3 million and $19 million, respectively, as a part of cost of goods sold in connection with proposed sales of timberlands. There were no impairment losses incurred in the quarter or six months ended June 30, 2005; however, a previously recognized impairment loss of $1 million was reversed during the first quarter of 2005 due to a revised estimate of fair value.

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

A reconciliation of total operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2005	2004
Total segment operating income	$114	$100
Interest expense, net	(27)	(27)
Corporate and other unallocated expenses	(12)	(11)
Gain on sale of other assets	--	5

Income before income taxes	$75	$67

	Six Months Ended June 30,
	2005	2004
Total segment operating income	$261	$303
Interest expense, net	(54)	(56)
Corporate and other unallocated expenses	(25)	(23)
Gain on sale of other assets	--	5

Income before income taxes	$182	$229

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

Results of Operations

Second Quarter 2005 Compared to Second Quarter 2004

The following table and narrative compare operating results by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,
	2005	2004	Change
Operating Income by Segment
Northern Resources	$20	$16	$4
Southern Resources	63	45	18
Real Estate	20	12	8
Manufactured Products	9	23	(14)
Other	2	4	(2)

Total Segment Operating Income	114	100	14
Other Costs & Eliminations	(12)	(11)	(1)
Gain on Sale of Other Assets	--	5	(5)

Operating Income	$102	$94	$8

Northern Resources Segment. Revenues increased by $9 million, or 15%, to $71 million in the second quarter of 2005. This increase was due primarily to higher harvest volume ($5 million) and improved softwood sawlog prices ($4 million). Harvest volume increased by 8% due primarily to favorable harvesting conditions during the second quarter of 2005 compared to wet weather during the second quarter of 2004, and an increased availability of loggers. For all of 2005, harvest levels in the Northern Resources Segment are expected to increase by approximately 3% over the 5.2 million tons we harvested during 2004. Softwood sawlog prices increased by 8% due primarily to a higher demand for logs as a result of increased lumber production, and a limited supply of logs.

Northern Resources Segment operating income was 28% of its revenues for the second quarter of 2005, and 26% for the second quarter of 2004. Segment costs and expenses increased by $5 million, or 11%, to $51 million. This increase was due primarily to higher log and haul costs per ton ($3 million) and higher harvest volume ($2 million). Log and haul costs on a per ton basis increased by 8% due primarily to higher fuel costs.

Southern Resources Segment. Revenues increased by $31 million, or 30%, to $135 million in the second quarter of 2005. This increase was due primarily to a higher harvest volume ($16 million), a higher percentage of delivered log sales compared to sales of standing timber ($11 million), and higher softwood sawlog prices ($3 million).

Harvest volume increased due primarily to favorable harvesting conditions, a planned increase in harvest levels and the deferral of harvesting activity during the second quarter of 2004 because of weak log markets. Harvesting conditions throughout most of the second quarter of 2005 were favorable, compared to extremely wet weather conditions during 2004. For all of 2005, we expect the harvest volume to increase by 5% over the 13.3 million tons we harvested during 2004 as a result of the increased percentage of maturing timber on our southern timberland.

Revenues increased by $11 million due to the company’s increased percentage of delivered log sales. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold, the buyer incurs the log and haul costs.

The company sells logs on a delivered basis when, in management’s judgement, log merchandising efforts will yield a premium over selling stumpage. While revenues are higher when the company is responsible for the logging and hauling of timber, a large portion of that increase in revenue is to cover the related increase in cost of sales. As a result, on delivered log sales the company realizes lower operating income as a percentage of revenue, even though operating income is generally improved.

Southern Resources Segment operating income was 47% of its revenues for the second quarter of 2005, and 44% for the second quarter of 2004. Southern Resources Segment costs and expenses increased by $13 million, or 22%, to $72 million in 2005. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber and higher harvest volume.

Real Estate Segment. Revenues decreased by $14 million to $36 million in 2005. During the second quarter of 2004, approximately 51,000 acres of large, non-strategic timberlands were sold for $15 million. Excluding revenues from these large, non-strategic timberland sales, revenues were comparable. However, during the second quarter of 2005, we sold approximately 19,000 acres with an average sales price of $1,845 per acre, compared to approximately 34,000 acres with an average sales price of $1,001 per acre for the same period in the prior year. During the second quarter of 2005, small non-strategic and conservation timberland sales accounted for approximately 80% of the acres sold and higher and better use timberland sales represented approximately 20% of the acres sold. Excluding large, non-strategic timberland sales, small non-strategic and conservation timberland sales accounted for approximately 95% of the acres sold during the second quarter of 2004, and higher and better use timberland sales represented less than 5% of the acres sold.

The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the expectation of future price appreciation, and the timing of harvesting activities.

Real Estate Segment operating income was 56% of its second quarter revenues for 2005, compared to 24% for 2004. This increase was due primarily to selling a greater percentage of higher value timberlands during 2005 compared to 2004 and the sale of large, non-strategic timberlands during 2004. Real Estate Segment costs and expenses decreased by $22 million to $16 million. This decrease of $22 million was due primarily to the sale of large, non-strategic timberlands, for which we recognized costs and expenses of $13 million, an impairment loss of $3 million recorded during the second quarter of 2004, and selling fewer acres during 2005.

Manufactured Products Segment. Revenues decreased by $6 million, or 4%, to $128 million in the second quarter of 2005. This decrease was due primarily to lower lumber prices ($5 million) and lower plywood prices ($4 million), offset in part by higher lumber volume ($3 million). Despite record high housing starts (U.S. housing starts during the first six months of 2005 were 5% higher than the 25-year record high housing starts during the first six months of 2004), lumber prices decreased by 11% due primarily to increased lumber production. U.S. lumber production during the first four months of 2005 was 4% higher than lumber production during the first four months of 2004 due primarily to the start-up of new mills and capacity expansions. Furthermore, lumber imports (primarily Canada, Europe and Latin America) during the first four months of 2005 increased by 9% over the same period in the prior year due primarily to the strength of the U.S. economy and weak foreign markets. Plywood prices decreased by 13% due primarily to the increased production of structural panels (plywood and oriented strand board). U.S. structural panel production during the first six months of 2005 was 3% higher than production during the first six months of 2004 due primarily to the start-up of new mills and capacity expansions.

Manufactured Products Segment operating income was 7% of its revenues for the second quarter of 2005 and 17% for the second quarter of 2004. This decrease was due primarily to lower lumber and plywood prices, and higher log and raw material costs. Manufactured Products Segment costs and expenses increased by $8 million, or 7%, to $119 million in the second quarter of 2005. This increase was due primarily to higher log costs for our lumber and plywood mills, higher costs for purchased wood for our remanufacturing facilities, and higher resin costs. Log costs have increased due primarily to a declining supply of logs in Montana and favorable lumber and plywood prices.

Other Costs and Eliminations / Gain on Sale of Other Assets. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $12 million during the second quarter of 2005, compared to a decrease of $11 million during the second quarter of 2004.

During the second quarter of 2004, we sold our working interest in our coalbed methane gas joint operating agreement to Geomet, Inc. for $27 million and recorded a gain of $5 million.

Provision for Income Taxes. The provision for income taxes was $6 million for the second quarter of 2005, compared to $10 million for the second quarter of 2004. This change of $4 million was due primarily to the $14 million decline in the operating performance for the Manufactured Products Segment. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use lands.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table and narrative compare operating results by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2005	2004	Change
Operating Income by Segment
Northern Resources	$49	$48	$1
Southern Resources	127	101	26
Real Estate	64	114	(50)
Manufactured Products	17	34	(17)
Other	4	6	(2)

Total Segment Operating Income	261	303	(42)
Other Costs & Eliminations	(25)	(23)	(2)
Gain on Sale of Other Assets	--	5	(5)

Operating Income	$236	$285	$(49)

Northern Resources Segment. Revenues increased by $2 million, or 1%, to $159 million in 2005. This increase was due primarily to higher sawlog prices ($11 million), offset in part by lower harvest volume ($9 million). Sawlog prices increased by 9% due primarily to a higher demand for logs as a result of increased lumber production, and a limited supply of logs. The decrease in harvest volume was due primarily to the timing of harvesting activity. During the first six months of 2005, we purchased a greater percentage of sawlogs for our Montana mills from external log suppliers, and therefore lowered the harvest levels from our timberlands, as compared to the same period in 2004. For all of 2005, harvest levels in the Northern Resources Segment are expected to increase by approximately 3% over the 5.2 million tons we harvested during 2004.

Northern Resources Segment operating income was 31% of its revenues for both 2005 and 2004. Segment costs and expenses increased by $1 million, or 1%, to $110 million. This increase was due primarily to higher log and haul costs per ton ($6 million) offset in part by lower harvest volume ($5 million). Log and haul costs on a per ton basis increased by 8% due primarily to higher fuel costs.

Southern Resources Segment. Revenues increased by $46 million, or 21%, to $266 million in 2005. This increase was due primarily to a higher harvest volume ($21 million), a higher percentage of delivered log sales compared to sales of standing timber ($16 million), and higher softwood sawlog prices ($5 million).

Harvest volume increased due primarily to favorable harvesting conditions and a planned increase in harvest levels. Harvesting conditions throughout most of the first six months of 2005 were favorable, compared to extremely wet weather conditions during 2004. For all of 2005, we expect the harvest volume to increase by 5% over the 13.3 million tons we harvested during 2004 as a result of the increased percentage of maturing timber on our southern timberlands.

Revenues increased by $16 million due to the company’s increased percentage of delivered log sales. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold, the buyer incurs the log and haul costs.

The company sells logs on a delivered basis when, in management’s judgement, log merchandising efforts will yield a premium over selling stumpage. While revenues are higher when the company is responsible for the logging and hauling of timber, a large portion of that increase in revenue is to cover the related increase in cost of sales. As a result, on delivered log sales the company realizes lower operating income as a percentage of revenue, even though operating income is generally improved.

Softwood sawlog prices increased temporarily during the first quarter of 2005 due primarily to a weather-related shortage of logs. Several of our customers had low log inventories at the end of 2004 due to wet weather during the second half of 2004 and, as a result, offered higher prices in order to rebuild log decks.

Southern Resources Segment operating income was 48% of its revenues for 2005, and 46% for 2004. Southern Resources Segment costs and expenses increased by $20 million, or 17%, to $139 million in 2005. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber, higher harvest volume and an increase in the per ton rate for log and haul cost. The per ton rate increase for log and haul costs, which increased costs and expenses by $3 million, was due primarily to higher fuel costs.

Real Estate Segment. Revenues decreased by $134 million to $104 million in 2005. During the six months ended June 30, 2004, approximately 255,000 acres of large, non-strategic timberlands were sold for $133 million. Excluding revenues from these large, non-strategic timberland sales, revenues were comparable. However, during the first six months of 2005 we sold approximately 54,000 acres with an average sales price of $1,732 per acre, compared to approximately 80,000 acres with an average sales price of $1,306 per acre for the same period in the prior year. Furthermore, we recognized $8 million from the sale of conservation easements during 2005 while there were no revenues from conservation easements during 2004. During the six months ended June 30, 2005, small non-strategic and conservation timberland sales accounted for approximately 80% of the acres sold and higher and better use timberlands sales represented approximately 20% of the acres sold.  Excluding large, non-strategic timberland sales, small non-strategic and conservation timberland sales accounted for approximately 87% of the acres sold during the six months ended June 30, 2004, and higher and better use timberland sales represented 13% of the acres sold.

The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. We expect higher and better use timberland and small non-strategic timberland sales for the remainder of the year to range between $130 million and $150 million. Real Estate Segment sales could be higher depending on the extent of large, non-strategic timberlands sold during the remainder of the year.

Real Estate Segment operating income was 62% of its revenues for 2005, compared to 48% for 2004. This increase was due primarily to selling a greater percentage of higher value timberlands during 2005 compared to 2004, an impairment loss of $19 million during 2004 and the sale of large, non-strategic timberlands during 2004. Real Estate Segment costs and expenses decreased by $84 million to $40 million. This decrease of $84 million was due primarily to the sale of large, non-strategic timberlands for which we recognized costs and expenses of $49 million, an impairment loss of $19 million recorded during the first six months of 2004 and selling fewer acres of higher and better use timberland and small, non-strategic timberland during 2005.

Manufactured Products Segment. Revenues increased by $1 million to $257 million in 2005. This increase was due primarily to higher MDF prices ($7 million), offset in part by lower plywood prices ($5 million). MDF prices increased by 14% due primarily to improved demand and a richer product mix. MDF demand has increased due to strong housing starts and improved repair and remodel markets. During the first half of 2004, we resolved all of our start-up issues associated with our new MDF thin-board line and, as a result, have increased the percentage of higher-margin products we produce. Plywood prices decreased by 7% due primarily to the increased production of structural panels (plywood and oriented strand board). U.S. structural panel production during the first six months of 2005 was 3% higher than production during the first six months of 2004 due primarily to the start-up of new mills and capacity expansions.

Manufactured Products Segment operating income was 7% of its revenues for 2005 and 13% for 2004. This decrease was due primarily to higher log and raw material costs. Manufactured Products Segment costs and expenses increased by $18 million, or 8%, to $240 million in 2005. This increase was due primarily to higher log costs for our lumber and plywood mills, higher costs for purchased wood for our remanufacturing facilities, and higher resin costs. Log costs have increased due primarily to a declining supply of logs in Montana and favorable lumber and plywood prices.

Other Costs and Eliminations / Gain on Sale of Other Assets. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $25 million in 2005, compared to a decrease of $23 million in 2004.

During the second quarter of 2004, we sold our working interest in our coalbed methane gas joint operating agreement to Geomet, Inc. for $27 million and recorded a gain of $5 million.

Provision for Income Taxes. The provision for income taxes for the first six months of 2005 was $11 million, compared to $17 million for the first six months of 2004. Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, is generally not subject to corporate-level income tax. However, during the first six months of 2005 we accrued $4 million of corporate (built-in gains) income tax associated with the sale of timberlands. (See Note 4 of the Notes to Financial Statements of Plum Creek Timber Company, Inc.)

Furthermore, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sale of some of our higher and better use timberlands. During the first six months of 2005 we accrued $7 million of income taxes associated with these non-REIT activities, compared to accruing $17 million during the first six months of 2004. This decrease of $10 million was due primarily to the $17 million decline in the operating performance for the Manufactured Products Segment and the $5 million gain we recognized during the second quarter of 2004 from the sale of our coalbed methane gas working interest.

Gain on Sale of Properties, net of tax. During the first quarter of 2005, we sold our remaining coal reserves for total proceeds of $22 million. The net gain from this sale, after reducing the proceeds for costs of sales and applicable income taxes, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

Financial Condition and Liquidity

Net cash provided by operating activities during the six months ended June 30, 2005, totaled $228 million, compared to $391 million for the same period in 2004. The decrease of $163 million was due primarily to a $134 million decrease in revenues from timberland sales and an increase in working capital. Timberland sales during the six months ended June 30, 2004, included $133 million in revenues from sales of large, non-strategic timberlands. Working capital increased by $24 million during the six months ended June 30, 2005, compared to a decrease of $10 million during the six months ended June 30, 2004. This difference of $34 million is due primarily to an increase in the like-kind exchange funds held in escrow. (See Note 4 of the Notes to Financial Statements of Plum Creek Timber Company, Inc.)

In August of 2004, the company filed with the Securities and Exchange Commission a shelf registration statement under which the company from time to time may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees up to a total amount of $400 million, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time offer and sell debt securities of up to an additional total amount of $400 million. As of June 30, 2005, the entire amounts for issuance of equity and debt securities remained available under the shelf registration statement.

The company has a $650 million facility revolving line of credit maturing on January 15, 2009. As of June 30, 2005, the interest rate for the line of credit was LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2005, we had $495 million of borrowings and $6 million of standby letters of credit outstanding; $149 million remained available for borrowing under our line of credit. On July 1, 2005, $376 million of the borrowings under our line of credit was repaid.

In April 2005, the company retired its $20 million variable rate senior note bearing interest at 3-months LIBOR plus 1.445% due in 2008 prior to its maturity using funds available under the company’s revolving line of credit. Furthermore, in June 2005, the company made principal payments totaling $27 million on borrowings due under the company’s 1989 senior and first mortgage notes bearing interest at 11.125%.

In May 2005, the company entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of June 30, 2005, the interest rate for the term loan was LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with such covenants at June 30, 2005.

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

Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year. In 2006 and 2007, the company has significant long-term debt principal payment requirements. Also, the company has $50 million in short-term debt that matures in 2006. The company intends to refinance these principal payments at the time of maturity. The company, however, may not refinance the entire amount and may use cash generated from operations for a portion of the principal payments.

On August 2, 2005, our Board of Directors authorized the company to make a dividend payment of $0.38 per share, or approximately $70 million, which will be paid on August 31, 2005, to stockholders of record on August 17, 2005. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

The company has authorization from our Board of Directors to repurchase up to $200 million of the company’s common stock. As of June 30, 2005, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Capital expenditures, excluding the acquisition of timberlands, for the six months ended June 30, 2005, were $28 million, compared to $32 million for the same period in 2004. Planned capital expenditures, excluding timberland acquisitions, for 2005 are expected to range between $90 million and $100 million, of which approximately 60% are considered discretionary and approximately 40% are considered maintenance expenditures. Discretionary expenditures consist primarily of silviculture investments (e.g., fertilizers and herbicides) associated with our timberlands and to a lesser extent land development investments. Maintenance expenditures consist primarily of reforestation costs for our timberlands and projects at our manufacturing facilities to sustain operating activities or improve safety. On March 28, 2005, Plum Creek signed a definitive agreement to purchase approximately 56,000 acres of timberlands in Florida subject to completion of due diligence. The transaction is valued at approximately $90 million and is expected to close in several phases. The first phase of approximately $50 million closed during the second quarter of 2005 with the remaining phases closing over the next 18 months.

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

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. Canada appealed both the anti-dumping duty and the countervailing duty to the WTO and NAFTA appeal boards. Both the WTO and NAFTA issued initial rulings that affirmed the U.S. position that Canadian stumpage practices are, in fact, providing a subsidy to the Canadian industry, and upheld the validity of antidumping duties imposed on most Canadian producers. Both the WTO and NAFTA rulings also included provisions for re-examining the calculation and level of the countervailing and the anti-dumping duties. In its most recent administrative review ruling in December 2004, the Department of Commerce recalculated the countervailing duty rate to 16.4% and the anti-dumping duty rate to 3.8%, for a combined duty of 20.2%.

On April 30, 2004, NAFTA ruled that the International Trade Commission’s determination of injury to U.S. industry from Canadian lumber imports, which is the basis for imposing the duties, was not supported with substantial evidence. The commission unsuccessfully appealed this decision, and was directed to issue a “no injury” opinion, which was rendered in September 2004. The U.S. Trade Representative responded by calling for the formation of an Extraordinary Challenge Committee under the NAFTA dispute resolution process to evaluate the NAFTA panel’s injury decision. A panel was formed to hear the challenge and arguments before the panel took place in June of 2005; no decision is expected from the panel before the end of August of 2005.

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

Our revenues, net income and cash flow from our operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. In addition, the terms of our long-term debt agreements and line of credit limit our ability to fund dividends to stockholders by accelerating the harvest of significant amounts of timber.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.4 billion of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value (B)
June 30, 2005
Fixed Rate Debt
Principal due (A)	$--	$157	$123	$147	$200	$753	$1,380	$1,506
Avg. interest rate	7.5%	7.5%	7.4%	7.5%	7.3%	7.1%
Variable Rate Debt (C)		$50			$495		$545	$545

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value (B)
June 30, 2004
Fixed Rate Debt
Principal due (A)	$--	$27	$157	$123	$147	$953	$1,407	$1,528
Avg. interest rate	7.6%	7.5%	7.5%	7.4%	7.5%	7.2%
Variable Rate Debt					$20	$466	$486	$486

(A)	Excludes unamortized premium of $8 million at June 30, 2005, and $13 million at June 30, 2004.

(B)	The decrease in the fair value of our fixed rate debt compared to June 30, 2004, was due primarily to the repayment of $27 million of borrowings during the second quarter of 2005.

(C)	As of June 30, 2005, the average interest rate on the $495 million borrowings under our $650 million revolving line of credit maturing on January 15, 2009 was based on LIBOR plus 0.875%, which included facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. On July 1, 2005, $376 million of the borrowings under our line of credit was repaid. In April 2005, Plum Creek retired its $20 million variable rate senior note bearing interest at 3-months LIBOR plus 1.445% due in 2008 prior to its maturity using funds available under the company’s revolving line of credit. In May 2005, the company entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of June 30, 2005, the interest rate for the term loan was LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

The company’s 2005 Annual Meeting of Stockholders was held on May 11, 2005. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, the following items were submitted to a vote of the stockholders:

(a)	Nine individuals nominated by the board for re-election for one-year terms expiring at the 2006 Annual Meeting of Stockholders were re-elected by a plurality vote, with no solicitations in opposition as follows:

	Votes Cast
Nominee	For	Withheld
Rick. R. Holley	165,395,600	1,928,949

Ian B. Davidson	164,617,539	2,707,010

Robin Josephs	164,579,275	2,745,274

John G. McDonald	164,254,399	3,070,150

Robert B. McLeod	165,164,517	2,160,032

Hamid R. Moghadam	165,332,956	1,991,593

John H. Scully	165,334,488	1,990,061

Stephen C. Tobias	165,188,223	2,136,326

Carl B. Webb	165,231,613	2,092,936

There were no broker non-votes

(b)	The appointment of Ernst & Young LLP as the company’s independent auditors for 2005 by the audit committee of the Board of Directors was ratified by the stockholders, with 163,557,566 votes in favor of the proposal, 2,425,754 votes against the proposal, 1,341,229 abstentions and no broker non-votes.
(c)	A shareholder proposal to increase the voting threshold by which individuals are elected to the Board of Directors was included in the company’s proxy materials in accordance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended. The proposal was not approved by the stockholders, with 46,845,791 votes in favor of the proposal, 68,650,009 votes against the proposal, 3,311,042 abstentions and 48,517,706 broker non-votes.

(d)	A shareholder proposal to require the compensation committee of the Board of Directors to adopt a policy providing that a significant amount of future stock option grants be premium-priced stock options, indexed stock options or stock options with performance based vesting terms, was included in the company’s proxy materials in accordance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended. The proposal was not approved by the stockholders, with 20,346,478 votes in favor of the proposal, 95,200,398 votes against the proposal, 3,265,488 abstentions and 48,512,184 broker non-votes.
(e)	A shareholder proposal to require the company to annually submit to stockholders a report relating to the company’s political contribution activities was included in the company’s proxy materials in accordance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended. The proposal was not approved by the stockholders, with 9,673,648 votes in favor of the proposal, 7,543,869 votes against the proposal, 11,104,841 abstentions and 139,002,190 broker non-votes.

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
Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber,
Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, dated July 18, 2000).
Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, File
No. 1-10239, dated June 12, 2001).

2.5	Real Estate Purchase and Sale Agreements between Plum Creek Timberlands, L.P., a wholly owned subsidiary of Plum Creek Timber Company, Inc., and Soterra LLC, a subsidiary of Greif, Inc., each dated March 28, 2005 (Form 8-K, File No. 1-10239, dated March 28, 2005).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amendment and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

4.3	The registrant agrees that it will furnish to the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Plum Creek Timber Company, Inc. Deferral Plan (Form 8-K, File No. 1-10239, dated June 20, 2005).

10.2	Plum Creek Timber Company, Inc. Director Stock Ownership Plan (Form 8-K, File No. 1-10239, dated June 20, 2005).

10.3	Form of Director Deferral Election Forms (Form 8-K, File No. 1-10239, dated June 20, 2005).

10.4	Form of Executive Deferral Election Forms (Form 8-K, File No. 1-10239, dated June 20, 2005).

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules
13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer,
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
Date: August 2, 2005