Form 10-Q
period 2005-09-30
PLUM CREEK TIMBER CO INC
filed 2005-11-01
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [ X ]

The number of outstanding shares of the registrant’s common stock as of October 26, 2005 was 184,051,898.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2005

PART I

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Quarter Ended September 30,
(In Millions, Except per Share Amounts)	2005	2004
Revenues:
Timber	$180	$178
Real Estate	116	42
Manufacturing	126	140
Other	5	3

Total Revenues	427	363

Costs and Expenses:
Cost of Goods Sold:
Timber	107	96
Real Estate	65	16
Manufacturing	114	114
Other	1	--

Total Cost of Goods Sold	287	226

Selling, General and Administrative	23	22

Total Costs and Expenses	310	248

Operating Income	117	115

Interest Expense, net	26	28

Income before Income Taxes	91	87

Benefit (Provision) for Income Taxes	5	(10)

Net Income	$96	$77

Net Income per Share
- Basic	$0.52	$0.42
- Diluted	$0.52	$0.42

Dividends Declared per Common Share Outstanding	$0.38	$0.36

Weighted Average Number of Shares Outstanding
- Basic	184.0	183.5
- Diluted	184.6	184.2

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Nine Months Ended September 30,
(In Millions, Except per Share Amounts)	2005	2004
Revenues:
Timber	$572	$513
Real Estate	220	280
Manufacturing	383	396
Other	10	12

Total Revenues	1,185	1,201

Costs and Expenses:
Cost of Goods Sold:
Timber	308	269
Real Estate	105	140
Manufacturing	349	332
Other	2	3

Total Cost of Goods Sold	764	744

Selling, General and Administrative	68	62

Total Costs and Expenses	832	806

Gain on Sale of Other Assets	--	5

Operating Income	353	400

Interest Expense, net	80	84

Income before Income Taxes	273	316

Provision for Income Taxes	6	27

Income from Continuing Operations	267	289

Gain on Sale of Properties, net of tax	20	--

Net Income	$287	$289

Income from Continuing Operations per Share
– Basic	$1.45	$1.57
– Diluted	$1.45	$1.57

Net Income per Share
– Basic	$1.56	$1.57
– Diluted	$1.56	$1.57

Dividends Declared per Common Share Outstanding	$1.14	$1.06

Weighted Average Number of Shares Outstanding
– Basic	183.9	183.3
– Diluted	184.6	184.1

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions, Except per Share Amounts)	September, 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and Cash Equivalents	$409	$347
Restricted Advance from Customer	38	4
Accounts Receivable	45	40
Like-Kind Exchange Funds Held in Escrow	10	11
Inventories	67	71
Deferred Tax Asset	11	10
Other Current Assets	19	16

	599	499

Timber and Timberlands - Net	3,670	3,590
Property, Plant and Equipment - Net	242	253
Investment in Grantor Trusts	24	29
Other Assets	9	7

Total Assets	$4,544	$4,378

LIABILITIES

Current Liabilities:
Current Portion of Long-Term Debt	$31	$32
Short-Term Debt	50	--
Accounts Payable	44	41
Interest Payable	35	28
Wages Payable	21	25
Taxes Payable	23	22
Deferred Revenue	57	16
Other Current Liabilities	12	20

	273	184

Long-Term Debt	1,356	1,405
Line of Credit	501	448
Deferred Tax Liability	40	45
Other Liabilities	52	56

Total Liabilities	2,222	2,138

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred Stock, $0.01 par value, authorized shares - 75.0,
outstanding - none	--	--
Common Stock, $0.01 par value, authorized shares - 300.6,
issued (including Treasury Stock) - 186.0 at September 30, 2005,
and 185.7 at December 31, 2004	2	2
Additional Paid-In Capital	2,175	2,168
Retained Earnings	189	111
Treasury Stock, at cost, Common Shares - 2.0	(44)	(43)
Other Equity	--	2

Total Stockholders' Equity	2,322	2,240

Total Liabilities and Stockholders' Equity	$4,544	$4,378

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
(In Millions)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$287	$289
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 Loss Related to
Hurricane in 2005)	85	78
Basis of Real Estate Sold (Includes Impairment Losses of $20 in 2004)	82	127
Deferred Income Taxes	(5)	12
Gain on Sales of Properties and Other Assets	(22)	(5)
Working Capital Changes	(1)	15
Other	1	--

Net Cash Provided By Operating Activities	427	516

CASH FLOWS FROM INVESTING ACTIVITIES

Property Additions (Excluding Timberland Acquisitions)	(53)	(49)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds)	(183)	(45)
Proceeds from Sales of Properties and Other Assets
(Including Tax-Deferred Exchange Proceeds)	27	27
Other	(1)	--

Net Cash Used In Investing Activities	(210)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(209)	(194)
Borrowings under Line of Credit	1,806	1,671
Repayments of Borrowings under Line of Credit	(1,753)	(1,799)
Proceeds from Issuance of Short-term Debt	50	--
Principal Payments and Retirement of Long-term Debt	(51)	(34)
Proceeds from Stock Option Exercises	4	9
Acquisition of Treasury Stock	(1)	--
Other	(1)	--

Net Cash Used In Financing Activities	(155)	(347)

Increase In Cash and Cash Equivalents	62	102

Cash and Cash Equivalents:
Beginning of Period	347	267

End of Period	$409	$369

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

The consolidated financial statements include all of the accounts of Plum Creek.  At September 30, 2005, the company owned and managed approximately 7.6 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 7.6 million acres are about 1.3 million acres of higher and better use timberlands, which are expected to be sold over the next 15 years for conservation, residential or recreational purposes. In addition, the company has approximately 600,000 acres of non-strategic timberlands which are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. During the third quarter of 2005, the company sold approximately 86,000 acres of non-strategic timberlands and re-designated approximately 300,000 acres of previously non-strategic timberlands as core timberlands. The re-designation to core, or strategic, timberlands resulted from a variety of factors, including the addition of new manufacturing capacity and other emerging opportunities within these market areas.

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

Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars. Certain prior period amounts have been reclassified to conform to the third quarter of 2005 presentation. The reclassifications had no impact on operating income or net income.

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2004 annual report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements.    In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted for fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006.

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

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2005	2004
Net Income	$96	$77

Denominator for basic earnings per share	184.0	183.5
Effect of dilutive securities - stock options	0.5	0.7
Effect of dilutive securities - restricted stock, dividend equivalents,
and value management plan	0.1	--

Denominator for diluted earnings per share - adjusted for
dilutive securities	184.6	184.2

Per Share Amounts:
Net Income - Basic	$0.52	$0.42
Net Income - Diluted	$0.52	$0.42

	Nine Months Ended September 30,
	2005	2004
Income from Continuing Operations	$267	$289
Gain on Sales of Properties, net of tax	20	--

Net Income	$287	$289

Denominator for basic earnings per share	183.9	183.3
Effect of dilutive securities - stock options	0.6	0.7
Effect of dilutive securities - restricted stock, dividend equivalents,
and value management plan	0.1	0.1

Denominator for diluted earnings per share - adjusted for dilutive
securities	184.6	184.1

Per Share Amounts:
Income from Continuing Operations - Basic	$1.45	$1.57
Income from Continuing Operations - Diluted	$1.45	$1.57

Gain on Sale of Properties, net of tax - Basic	$0.11	$--
Gain on Sale of Properties, net of tax - Diluted	$0.11	$--

Net Income - Basic	$1.56	$1.57
Net Income - Diluted	$1.56	$1.57

Antidilutive options excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were as follows for the quarterly and nine-month periods ended September 30 (shares in millions):

	Quarter Ended September 30,
	2005	2004
Number of options	0.5	0.5
Range of exercise prices	$36.13 to $37.49	$30.91 to $32.87
Expiration on or before	February 2015	July 2014

	Nine Months Ended September 30,
	2005	2004
Number of options	0.4	0.6
Range of exercise prices	$36.13 to $37.49	$30.91 to $32.87
Expiration on or before	February 2015	July 2014

Note 3. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Timber and logging roads - net	$2,414	$2,367
Timberlands	1,256	1,223

Timber and Timberlands - net	$3,670	$3,590

Property, plant and equipment consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Land, buildings and improvements	$80	$80
Machinery and equipment	290	282

	370	362
Accumulated depreciation	(128)	(109)

Property, Plant and Equipment - net	$242	$253

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Raw materials (logs)	$16	$24
Work-in-process	5	4
Finished goods	35	32

	56	60
Supplies	11	11

Total	$67	$71

Note 4. Income Taxes

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT is generally not subject to corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) if the company makes a taxable disposition of certain property acquired in the merger with The Timber Company within the ten-year period following the merger date. The built-in-gains tax applies to gains from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. Built-in-gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. Furthermore, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the company’s higher and better use timberlands.

At June 30, 2005, the company had $74 million of proceeds held in a like-kind exchange escrow account. It is the company’s policy to record the built-in gains tax associated with such proceeds unless management believes it is probable that the proceeds will be successfully reinvested in a qualified like-kind exchange transaction. For the six months ended June 30, 2005, we recorded a built-in gains tax expense of $4 million because management concluded that it was not probable that $44 million of the $74 million will be reinvested within the statutory 180-day reinvestment period. However, on October 3, 2005, the company announced the expected acquisition of 650,000 acres of timberland in Michigan, which is projected to close during the fourth quarter of 2005. This enabled $35 million of the $44 million to be successfully reinvested within the 180-day reinvestment period, and consequently, during the third quarter of 2005, we reversed $2 million of the previously accrued built-in gains tax.

At September 30, 2005, the company had $75 million of proceeds held in a like-kind exchange escrow account, of which $65 million related to sales of properties subject to the built-in gains tax. Management has concluded that it is probable that all of the $65 million of proceeds will be successfully reinvested as a result of the projected fourth quarter acquisition of 650,000 acres of timberlands in Michigan. Therefore, no built-in gains tax was accrued during the third quarter of 2005 for the $65 million of proceeds held in an escrow account. No built-in gains tax expense was recorded for the quarter or nine months ended September 30, 2004.

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

During the fourth quarter of 2001, in connection with our merger with The Timber Company, we wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability relates to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to September 30, 2005, $1 million of the $11 million deferred income tax liability was used in connection with sales of timberlands subject to the built-in gains tax. Based on projected timberland sales subject to the built-in gains tax for the period October 1, 2005 to October 6, 2011, and our ability to successfully reinvest proceeds in like-kind properties, we estimate we need a deferred tax liability of $5 million. Therefore, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we remeasured as of September 30, 2005, the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax during the period October 1, 2005 to October 6, 2011. As a result, during the third quarter of 2005, we lowered the deferred tax liability associated with expected sales of timberlands subject to the built-in gains tax from $10 million to $5 million and correspondingly recorded a deferred tax benefit of $5 million.

Note 5. Borrowings

The company has a $650 million facility revolving line of credit maturing on January 15, 2009. As of September 30, 2005, the weighted-average interest rate for the line of credit was 4.51%. The interest rate on the line of credit is based on LIBOR plus 0.875% and includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2005, we had $501 million of borrowings and $6 million of standby letters of credit outstanding; $143 million remained available for borrowing under our line of credit. As of October 7, 2005, $386 million of the borrowings under our line of credit was repaid.

In April of 2005, Plum Creek retired its $20 million variable rate senior note bearing interest at 3-month LIBOR plus 1.445% due in 2008 prior to its maturity using funds available under the company’s revolving line of credit. Furthermore, in June of 2005, the company made principal payments totaling $27 million on borrowings due under the company’s 1989 senior and first mortgage notes bearing interest at 11.125%.

In May of 2005, the company entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of September 30, 2005, the interest rate for the term loan was 4.32%, which is based on LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

Under the company’s shelf registration statement filed with the Securities and Exchange Commission in 2004, the company from time to time may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees up to a total amount of $400 million, and Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, from time to time may offer and sell debt securities of up to an additional total amount of $400 million. As of September 30, 2005, the entire amounts for issuance of equity and debt securities remained available under the shelf registration statement.

Note 6. Capital

The changes in the company’s capital accounts were as follows during 2005 (in millions):

	Common Stock
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock	Other Equity	Total Equity
January 1, 2005	183.7	$2	$2,168	$111	$(43)	$2	$2,240
Net Income	—	—	—	122	—	—	122
Dividends	—	—	—	(70)	—	—	(70)
Stock Option Exercises	0.2	—	3	—	—	—	3
Shares Issued under Stock
Incentive Plans (A)	—	—	2	—	—	(1)	1
Other	—	—	1	—	—	1	2

March 31, 2005	183.9	$2	$2,174	$163	$(43)	$2	$2,298
Net Income	—	—	—	69	—	—	69
Dividends	—	—	—	(70)	—	—	(70)
Stock Option Exercises	0.1	—	1	—	—	—	1
Other	—	—	(1)	—	—	1	—

June 30, 2005	184.0	$2	$2,174	$162	$(43)	$3	$2,298
Net Income	—	—	—	96	—	—	96
Dividends	—	—	—	(69)	—	—	(69)
Stock Option Exercises	—	—	1	—	—	—	1
Shares Issued under Stock
Incentive Plans (A)	—	—	1	—	—	(1)	—
Other	—	—	(1)	—	(1)	(2)	(4)

September 30, 2005	184.0	$2	$2,175	$189	$(44)	$—	$2,322

(A)	During the first quarter of 2005,Plum Creek issued approximately 32,000 shares of common stock as payment for Value Management Awards and Dividend Equivalents (see Note 8 of the Notes to Financial Statements), and for the nine months ended September 30, 2005, approximately 55,000 shares of restricted stock under the terms of the company’s Stock Incentive Plan.

Note 7. Employee Pension Plans The components of net periodic benefit cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2005	2004
Service cost	$2	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of loss	1	1

Net periodic benefit cost	$3	$2

	Nine Months Ended September 30,
	2005	2004
Service cost	$5	$4
Interest cost	4	4
Expected return on plan assets	(3)	(4)
Amortization of loss	1	1

Net periodic benefit cost	$7	$5

During the quarter and nine months ended September 30, 2005, the company contributed $6 million to its qualified employee pension plan and $1 million to its supplemental non-qualified employee pension plans. The company’s funding policy for its employee pension plans is to fund annually such that the fair value of the plan assets equals or exceeds the actuarial computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plans were discontinued). As a result, annual pension contributions are significantly impacted by investment returns and changes in interest rates. Based on the current interest rate and expected investment returns, the company anticipates to make fourth quarter pension contributions of approximately $6 million to the qualified plan and approximately $1 million to the non-qualified plans.

Note 8. Stock-Based Compensation

The company expenses stock-based employee compensation (stock options, value management awards, dividend equivalents and restricted stock) in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by the company in 2002, stock option employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. (See “New Accounting Pronouncements” in Note 1 of the Notes to Financial Statements).

The company recognized stock-based compensation expense of approximately $2 million and $3 million during the quarter ended September 30, 2005 and 2004, respectively. Stock-based compensation expense for each of the nine-month periods ended September 30, 2005 and 2004 totaled approximately $7 million and $8 million, respectively. Had the company elected to use the fair value method of accounting for all stock-based compensation, net income for the quarters and nine-month periods ended September 30, 2005 and 2004, would not differ from amounts reported.

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

Note 9. Commitments and Contingencies

Contingencies.    The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental matters, incidental to its business. Moreover, the company is currently in the early stages of several lawsuits related to property damage caused by various sources, including fire and flooding (“Property Damage Litigations”). The company believes that there are meritorious defenses for these claims and is vigorously defending these matters, and that it is more likely than not that they will be resolved favorably. However, if the company is not successful in defending the claims, we believe the aggregate losses for the Property Damage Litigations would range between $0 and $7 million. However, the final outcome of any legal proceeding is subject to many variables and cannot be predicted with any degree of certainty.

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

Environmental Contingencies.    In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific Corporation for substantially all of the liabilities attributed to The Timber Company. In 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as Plum Creek’s liability in this matter cannot be reasonably determined at this time. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

Note 10. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources (A)	Real Estate (B)	Manufactured Products	Other (C)	Total
Quarter Ended September 30, 2005
External revenues	$64	$116	$116	$126	$5	$427
Intersegment revenues	26	—	—	—	—	26
Depreciation, depletion and
amortization	8	14	—	7	—	29
Operating income	26	45	51	9	4	135

Quarter Ended September 30, 2004
External revenues	$60	$118	$42	$140	$3	$363
Intersegment revenues	25	—	—	—	—	25
Depreciation, depletion and
amortization	7	13	—	7	—	27
Operating income	27	52	26	23	3	131

	Northern Resources	Southern Resources (A)	Real Estate (B)	Manufactured Products	Other (C)	Total
Nine Months Ended September 30, 2005
External revenues	$190	$382	$220	$383	$10	$1,185
Intersegment revenues	59	—	—	—	—	59
Depreciation, depletion and
amortization	20	40	—	22	—	82
Operating income	75	172	115	26	8	396

Nine Months Ended September 30, 2004
External revenues	$175	$338	$280	$396	$12	$1,201
Intersegment revenues	67	—	—	—	—	67
Depreciation, depletion and
amortization	21	36	—	21	—	78
Operating income	75	153	140	57	9	434

(A)	During the quarter and nine months ended September 30, 2005, the Southern Resources segment recorded a loss of $2 million related to hurricane damage, which is included in depreciation, depletion and amortization in the financial statements.

(B)	Management estimates that included in Plum Creek’s 7.6 million acres of timberlands are approximately 1.3 million acres of higher and better use timberlands and approximately 600,000 acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Sales of large, non-strategic timberlands totaled $133 million (approximately 255,000 acres) for the nine months ended September 30, 2004. There were no sales of large, non-strategic timberlands during the quarter or nine months ended September 30, 2005, or the quarter ended September 30, 2004.

During the quarter and nine months ended September 30, 2005, the Real Estate segment recorded impairment losses of $1 million as part of cost of goods sold in connection with proposed sales of timberlands. In addition, a previously recognized impairment loss of $1 million was reversed during the first quarter of 2005 due to a revised estimate of fair value. During the quarter and nine months ended September 30, 2004, the Real Estate segment recorded impairment losses of $1 million and $20 million, respectively, as a part of cost of goods sold in connection with proposed sales of timberlands.

(C)	During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $22 million. The net gain from this sale, after reducing the proceeds for $1 million costs of sales and $1 million applicable income taxes, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations. Prior to the sale, substantially all of the coal reserves were subject to long-term mineral leases; the annual revenue and operating income from such mineral leases were approximately $3 million.

A reconciliation of total operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2005	2004
Total segment operating income	$135	$131
Interest expense, net	(26)	(28)
Corporate and other unallocated expenses	(18)	(16)

Income before income taxes	$91	$87

	Nine Months Ended September 30,
	2005	2004
Total segment operating income	$396	$434
Interest expense, net	(80)	(84)
Corporate and other unallocated expenses	(43)	(39)
Gain on sale of other assets	—	5

Income before income taxes	$273	$316

Note 11. Subsequent Event

On November 1, 2005, the Board of Directors authorized the company to make a dividend payment of $0.38 per share, or approximately $70 million, which will be paid on November 30, 2005, to stockholders of record on November 16, 2005.

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

PLUM CREEK TIMBERLANDS, L.P. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Quarter Ended September 30,
(In Millions)	2005	2004
Revenues:
Timber	$180	$178
Real Estate	116	42
Manufacturing	126	140
Other	5	3

Total Revenues	427	363

Costs and Expenses:
Cost of Goods Sold:
Timber	107	96
Real Estate	65	16
Manufacturing	114	114
Other	1	—

Total Cost of Goods Sold	287	226

Selling, General and Administrative	23	22

Total Costs and Expenses	310	248

Operating Income	117	115

Interest Expense, net	26	28

Income before Income Taxes	91	87

Benefit (Provision) for Income Taxes	5	(10)

Net Income	$96	$77

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Nine Months Ended September 30,
(In Millions)	2005	2004
Revenues:
Timber	$572	$513
Real Estate	220	280
Manufacturing	383	396
Other	10	12

Total Revenues	1,185	1,201

Costs and Expenses:
Cost of Goods Sold:
Timber	308	269
Real Estate	105	140
Manufacturing	349	332
Other	2	3

Total Cost of Goods Sold	764	744

Selling, General and Administrative	68	62

Total Costs and Expenses	832	806

Gain on Sale of Other Assets	—	5

Operating Income	353	400

Interest Expense, net	80	84

Income before Income Taxes	273	316

Provision for Income Taxes	6	27

Income from Continuing Operations	267	289

Gain on Sale of Properties, net of tax	20	—

Net Income	$287	$289

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Millions)	September 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and Cash Equivalents	$409	$347
Restricted Advance from Customer	38	4
Accounts Receivable	45	40
Like-Kind Exchange Funds Held in Escrow	10	11
Inventories	67	71
Deferred Tax Asset	11	10
Other Current Assets	19	14

	599	497

Timber and Timberlands - Net	3,670	3,590
Property, Plant and Equipment - Net	242	253
Investment in Grantor Trusts	25	41
Other Assets	11	8

Total Assets	$4,547	$4,389

LIABILITIES

Current Liabilities:
Current Portion of Long-Term Debt	$31	$32
Short-Term Debt	50	—
Accounts Payable	44	41
Interest Payable	35	28
Wages Payable	21	25
Taxes Payable	23	22
Deferred Revenue	57	16
Other Current Liabilities	12	20

	273	184

Long-Term Debt	1,356	1,405
Line of Credit	501	448
Deferred Tax Liability	40	45
Other Liabilities	53	69

Total Liabilities	2,223	2,151

Commitments and Contingencies

EQUITY

Partners' Capital	2,324	2,238

Total Liabilities and Equity	$4,547	$4,389

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
(In Millions)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$287	$289
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 Loss Related to
Hurricane in 2005)	85	78
Basis of Real Estate Sold (Includes Impairment Losses of $20 in 2004)	82	127
Deferred Income Taxes	(5)	12
Gain on Sales of Properties and Other Assets	(22)	(5)
Working Capital Changes	(1)	15
Other	1	—

Net Cash Provided By Operating Activities	427	516

CASH FLOWS FROM INVESTING ACTIVITIES

Property Additions (Excluding Timberland Acquisitions)	(53)	(49)
Timberlands Acquired (Including Tax-Deferred Exchange Proceeds)	(183)	(45)
Proceeds from Sales of Properties and Other Assets (Including
Tax-Deferred Exchange Proceeds)	27	27
Other	(1)	—

Net Cash Used In Investing Activities	(210)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions	(206)	(185)
Borrowings under Line of Credit	1,806	1,671
Repayment of Borrowings under Line of Credit	(1,753)	(1,799)
Proceeds from Issuance of Short-term Debt	50	—
Principal Payments and Retirement of Long-term Debt	(51)	(34)
Other	(1)	—

Net Cash Used In Financing Activities	(155)	(347)

Increase In Cash and Cash Equivalents	62	102

Cash and Cash Equivalents:
Beginning of Period	347	267

End of Period	$409	$369

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

At September 30, 2005, the Operating Partnership owned and managed approximately 7.6 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 7.6 million acres are about 1.3 million acres of higher and better use timberlands, which are expected to be sold over the next 15 years for conservation, residential or recreational purposes. In addition, the Operating Partnership has approximately 600,000 acres of non-strategic timberlands which are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. During the third quarter of 2005, the Operating Partnership sold approximately 86,000 acres of non-strategic timberlands and re-designated approximately 300,000 acres of previously non-strategic timberlands as core timberlands. The re-designation to core, or strategic, timberlands resulted from a variety of factors, including the addition of new manufacturing capacity and other emerging opportunities within these market areas.

The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. has no independent assets, liabilities or operations other than its investment in Plum Creek Timberlands, L.P. and proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars. Certain prior period amounts have been reclassified to conform to the third quarter of 2005 presentation. The reclassifications had no impact on operating income or net income.

Plum Creek Timberlands, L.P. is a wholly owned subsidiary of Plum Creek Timber Company, Inc. Accordingly, for federal income tax purposes, Plum Creek Timberlands, L.P. is considered a disregarded entity and is treated as a division of Plum Creek Timber Company, Inc. As a result, Plum Creek Timberlands, L.P. is not subject to income tax.

Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, is not generally subject to corporate-level income tax. However, the Operating Partnership conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of our higher and better use timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT. (See Note 3 of the Notes to Financial Statements).

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2004, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on March 4, 2005, and which include a summary of significant accounting policies of the Operating Partnership and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements.    In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted for fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006.

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

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Timber and logging roads - net	$2,414	$2,367
Timberlands	1,256	1,223

Timber and Timberlands - net	$3,670	$3,590

Property, plant and equipment consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Land, buildings and improvements	$80	$80
Machinery and equipment	290	282

	370	362
Accumulated depreciation	(128)	(109)

Property, Plant and Equipment - net	$242	$253

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Raw materials (logs)	$16	$24
Work-in-process	5	4
Finished goods	35	32

	56	60
Supplies	11	11

Total	$67	$71

Note 3. Income Taxes

Plum Creek Timberlands, L.P. is a wholly owned subsidiary of Plum Creek Timber Company, Inc. Accordingly, for federal income tax purposes, Plum Creek Timberlands, L.P. is considered a disregarded entity and is treated as a division of Plum Creek Timber Company, Inc. As a result, Plum Creek Timberlands, L.P. is not subject to income tax.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT is generally not subject to corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) if the Operating Partnership makes a taxable disposition of certain property acquired in the merger with The Timber Company within the ten-year period following the merger date. The built-in-gains tax applies to gains from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. Built-in-gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. Furthermore, the Operating Partnership conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the Operating Partnership’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the Operating Partnership’s higher and better use timberlands.

At June 30, 2005, the Operating Partnership had $74 million of proceeds held in a like-kind exchange escrow account. It is the Operating Partnership’s policy to record the built-in gains tax associated with such proceeds unless management believes it is probable that the proceeds will be successfully reinvested in a qualified like-kind exchange transaction. For the six months ended June 30, 2005, we recorded a built-in gains tax expense of $4 million because management concluded that it was not probable that $44 million of the $74 million will be reinvested within the statutory 180-day reinvestment period. However, on October 3, 2005, the Operating Partnership announced the expected acquisition of 650,000 acres of timberland in Michigan, which is projected to close during the fourth quarter of 2005. This enabled $35 million of the $44 million to be successfully reinvested within the 180-day reinvestment period, and consequently, during the third quarter of 2005, we reversed $2 million of the previously accrued built-in gains tax.

At September 30, 2005, the Operating Partnership had $75 million of proceeds held in a like-kind exchange escrow account, of which $65 million related to sales of properties subject to the built-in gains tax. Management has concluded that it is probable that all of the $65 million of proceeds will be successfully reinvested as a result of the projected fourth quarter acquisition of 650,000 acres of timberlands in Michigan. Therefore, no built-in gains tax was accrued during the third quarter of 2005 for the $65 million of proceeds held in an escrow account. No built-in gains tax expense was recorded for the quarter or nine months ended September 30, 2004.

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

During the fourth quarter of 2001, in connection with our merger with The Timber Company, we wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability relates to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to September 30, 2005, $1 million of the $11 million deferred income tax liability was used in connection with sales of timberlands subject to the built-in gains tax. Based on projected timberland sales subject to the built-in gains tax for the period October 1, 2005 to October 6, 2011, and our ability to successfully reinvest proceeds in like-kind properties, we estimate we need a deferred tax liability of $5 million. Therefore, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we remeasured as of September 30, 2005, the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax during the period October 1, 2005 to October 6, 2011. As a result, during the third quarter of 2005, we lowered the deferred tax liability associated with expected sales of timberlands subject to the built-in gains tax from $10 million to $5 million and correspondingly recorded a deferred tax benefit of $5 million.

Note 4. Borrowings

The Operating Partnership has a $650 million facility revolving line of credit maturing on January 15, 2009. As of September 30, 2005, the weighted-average interest rate for the line of credit was 4.51%. The interest rate on the line of credit is based on LIBOR plus 0.875% and includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2005, the Operating Partnership had $501 million of borrowings and $6 million of standby letters of credit outstanding; $143 million remained available for borrowing under the Operating Partnership’s line of credit. As of October 7, 2005, $386 million of the borrowings under the line of credit was repaid.

In April of 2005, the Operating Partnership retired its $20 million variable rate senior note bearing interest at 3-month LIBOR plus 1.445% due in 2008 prior to its maturity using funds available under the Operating Partnership’s revolving line of credit. Furthermore, in June 2005, the Operating Partnership made principal payments totaling $27 million on borrowings due under the Operating Partnership’s 1989 senior and first mortgage notes bearing interest at 11.125%.

In May of 2005, the Operating Partnership entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of September 30, 2005, the interest rate for the term loan was 4.32%, which is based on LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

In August of 2004, Plum Creek filed with the Securities and Exchange Commission a shelf registration statement under which the Operating Partnership has registered and from time to time may offer and sell up to $400 million of its debt securities. As of September 30, 2005, the entire amount for issuance of debt securities remained available under the shelf registration statement.

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

The components of net periodic benefit cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2005	2004
Service cost	$2	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of loss	1	1

Net periodic benefit cost	$3	$2

	Nine Months Ended September 30,
	2005	2004
Service cost	$5	$4
Interest cost	4	4
Expected return on plan assets	(3)	(4)
Amortization of loss	1	1

Net periodic benefit cost	$7	$5

During the quarter and nine months ended September 30, 2005, the Operating Partnership contributed $6 million to its qualified employee pension plan and $1 million to its supplemental non-qualified employee pension plans. The Operating Partnership’s funding policy for its employee pension plans is to fund annually such that the fair value of the plan assets equals or exceeds the actuarial computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plans were discontinued). As a result, annual pension contributions are significantly impacted by investment returns and changes in interest rates. Based on the current interest rate and expected investment returns, the Operating Partnership anticipates to make fourth quarter pension contributions of approximately $6 million to the qualified plan and approximately $1 million to the non-qualified plans.

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

The Operating Partnership expenses stock-based employee compensation (stock options, value management awards, dividend equivalents and restricted stock) in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by the Operating Partnership in 2002, stock option employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. (See “New Accounting Pronouncements” in Note 1 of the Notes to Financial Statements).

The Operating Partnership recognized stock-based compensation expense of approximately $2 million and $3 million each during the quarters ended September 30, 2005 and 2004, respectively. Stock-based compensation expense for each of the nine-month periods ended September 30, 2005 and 2004, totaled approximately $7 million and $8 million, respectively. Had the Operating Partnership elected to use the fair value method of accounting for all stock-based compensation, net income for the quarters and nine-month periods ended September 30, 2005 and 2004, would not differ from amounts reported.

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

Note 7. Commitments and Contingencies

Contingencies.    The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental matters, incidental to its business. Moreover, the Operating Partnership is currently in the early stages of several lawsuits related to property damage caused by various sources, including fire and flooding (“Property Damage Litigations”). The Operating Partnership believes that there are meritorious defenses for these claims and is vigorously defending these matters, and it is more likely than not that they will be resolved favorably. However, if the Operating Partnership is not successful in defending the claims, we believe the aggregate losses for the Property Damage Litigations would range between $0 and $7 million. However, the final outcome of any legal proceeding is subject to many variables and cannot be predicted with any degree of certainty.

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

Environmental Contingencies.    In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific Corporation for substantially all of the liabilities attributed to The Timber Company. In 2003, Georgia-Pacific provided the Operating Partnership with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The environmental issues associated with this site are currently being investigated and no remediation plan has yet been approved. There is not sufficient information, therefore, to adequately assess the costs, if any, associated with this matter or Georgia-Pacific’s degree of responsibility. No amounts have been accrued for this potential liability, as the Operating Partnership’s liability in this matter cannot be reasonably determined at this time. Furthermore, to the extent the Operating Partnership is required to indemnify Georgia-Pacific for its share of the remediation costs, the Operating Partnership may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of various lessees that conducted mining operations on the property, or both.

Note 8. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources (A)	Real Estate (B)	Manufactured Products	Other (C)	Total
Quarter Ended September 30, 2005
External revenues	$64	$116	$116	$126	$5	$427
Intersegment revenues	26	—	—	—	—	26
Depreciation, depletion and
amortization	8	14	—	7	—	29
Operating income	26	45	51	9	4	135

Quarter Ended September 30, 2004
External revenues	$60	$118	$42	$140	$3	$363
Intersegment revenues	25	—	—	—	—	25
Depreciation, depletion and
amortization	7	13	—	7	—	27
Operating income	27	52	26	23	3	131

	Northern Resources	Southern Resources (A)	Real Estate (B)	Manufactured Products	Other (C)	Total
Nine Months Ended September 30, 2005
External revenues	$190	$382	$220	$383	$10	$1,185
Intersegment revenues	59	—	—	—	—	59
Depreciation, depletion and
amortization	20	40	—	22	—	82
Operating income	75	172	115	26	8	396

Nine Months Ended September 30, 2004
External revenues	$175	$338	$280	$396	$12	$1,201
Intersegment revenues	67	—	—	—	—	67
Depreciation, depletion and
amortization	21	36	—	21	—	78
Operating income	75	153	140	57	9	434

(A)	During the quarter and nine months ended September 30, 2005, the Southern Resources segment recorded a loss of $2 million related to hurricane damage, which is included in depreciation, depletion and amortization in the financial statements.

(B)	Management estimates that included in the Operating Partnership’s 7.6 million acres of timberlands are approximately 1.3 million acres of higher and better use timberlands and approximately 600,000 acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for conservation, residential or recreational purposes. The non-strategic timberlands, which consist of large blocks as well as smaller tracts, are expected to be sold over the next five to ten years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Sales of large, non-strategic timberlands totaled $133 million (approximately 255,000 acres) for the nine months ended September 30, 2004. There were no sales of large, non-strategic timberlands during the quarter or nine months ended September 30, 2005, or the quarter ended September 30, 2004.

During the quarter and nine months ended September 30, 2005, the Real Estate segment recorded impairment losses of $1 million as part of cost of goods sold in connection with proposed sales of timberlands. In addition, a previously recognized impairment loss of $1 million was reversed during the first quarter of 2005 due to a revised estimate of fair value. During the quarter and nine months ended September 30, 2004, the Real Estate segment recorded impairment losses of $1 million and $20 million, respectively, as a part of cost of goods sold in connection with proposed sales of timberlands.

(C)	During the first quarter of 2005, the Operating Partnership sold its remaining coal reserves for total proceeds of $22 million. The net gain from this sale, after reducing the proceeds for $1 million costs of sales and $1 million applicable income taxes, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations. Prior to the sale, substantially all of the coal reserves were subject to long-term mineral leases; the annual revenue and operating income from such mineral leases were approximately $3 million.

A reconciliation of total operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2005	2004
Total segment operating income	$135	$131
Interest expense, net	(26)	(28)
Corporate and other unallocated expenses	(18)	(16)

Income before income taxes	$91	$87

	Nine Months Ended September 30,
	2005	2004
Total segment operating income	$396	$434
Interest expense, net	(80)	(84)
Corporate and other unallocated expenses	(43)	(39)
Gain on sale of other assets	—	5

Income before income taxes	$273	$316

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

References to “Plum Creek,” “the company,” “we,” “us” or “our” are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or REIT, for federal income tax purposes, and all of its wholly owned subsidiaries.

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described in “Risk Factors” below. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, hurricanes, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

Results of Operations

Third Quarter 2005 Compared to Third Quarter 2004

The following table and narrative compare operating results by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,
	2005	2004	Change
Operating Income by Segment
Northern Resources	$26	$27	$(1)
Southern Resources	45	52	(7)
Real Estate	51	26	25
Manufactured Products	9	23	(14)
Other	4	3	1

Total Segment Operating Income	135	131	4

Other Costs & Eliminations	(18)	(16)	(2)

Operating Income	$117	$115	$2

Northern Resources Segment.    Revenues increased by $5 million, or 6%, to $90 million in the third quarter of 2005. This increase was due primarily to higher harvest volume ($5 million). Harvest volume increased by 6% due primarily to harvesting on timberlands acquired during the past several years and increased log demand from new mills.

Northern Resources Segment operating income was 29% of its revenues for the third quarter of 2005, and 32% for the third quarter of 2004. This decrease was due primarily to higher fuel costs. Segment costs and expenses increased by $6 million, or 10%, to $64 million. This increase was due primarily to higher log and haul costs per ton ($2 million) and higher harvest volume. Log and haul costs on a per ton basis increased by 5% due primarily to higher fuel costs.

Southern Resources Segment.    Revenues decreased by $2 million, or 2%, to $116 million in the third quarter of 2005. This decrease was due primarily to a lower harvest volume ($6 million), offset in part by a higher percentage of delivered log sales compared to sales of standing timber ($3 million).

Harvest volume decreased by 7% due primarily to the timing of harvesting activity during 2005. During the first and second quarters of 2005, harvest levels were increased due to excellent harvesting conditions and to take advantage of favorable log prices. For all of 2005, we expect the harvest volume to increase by 3% over the 13.3 million tons we harvested during 2004 as a result of an increased percentage of maturing timber on our southern timberlands.

Revenues increased by $3 million due to the company’s increased percentage of delivered log sales. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold, the buyer incurs the log and haul costs.

The company sells logs on a delivered basis when, in management’s judgment, log merchandising efforts will yield a premium over selling stumpage. While revenues are higher when the company is responsible for the logging and hauling of timber, a large portion of that increase in revenue is to cover the related increase in cost of sales. As a result, on delivered log sales the company realizes lower operating income as a percentage of revenue, even though operating income is generally improved.

Southern Resources Segment operating income was 39% of its revenues for the third quarter of 2005, and 44% for the third quarter of 2004. This decrease was due primarily to higher log and haul costs as a result of higher fuel costs, and a $2 million loss associated with Hurricane Katrina. Southern Resources Segment costs and expenses increased by $5 million, or 8%, to $71 million in 2005. This increase was due primarily to higher log and haul cost per ton ($3 million) and a $2 million loss associated with Hurricane Katrina. Log and haul costs on a per ton basis increased by 8% due primarily to higher fuel costs.

On August 29, 2005, approximately 350,000 acres of our timberlands in Mississippi were impacted by severe winds from Hurricane Katrina. As a result, we recorded a $2 million loss during the third quarter. The $2 million loss represents the book basis for approximately 600,000 tons of timber that was destroyed by the hurricane. Additionally, the company is in the process of salvaging timber that was blown down but not destroyed. The majority of the salvage operations will be completed by the end of the year. In addition to the $2 million loss, the decline in third quarter operating income as a result of increased log and haul costs associated with salvage operations was less than $1 million. The fourth quarter additional expense impact on operating income as a result of hurricane salvage operations is also expected to be less than $1 million.

Real Estate Segment.    Revenues increased by $74 million to $116 million in 2005. This increase is due primarily to an increase in land sales activity as the company executes its strategy of selling non-strategic timberlands. During the third quarter of 2005, we sold approximately 103,000 acres with an average sales price of $1,130 per acre, compared to approximately 24,500 acres with an average sales price of $1,720 per acre for the same period in the prior year. During the third quarter of 2005, small non-strategic and conservation timberland sales accounted for approximately 95% of the acres sold and higher and better use timberland sales represented approximately 5% of the acres sold. Small non-strategic and conservation timberland sales accounted for approximately 70% of the acres sold during the third quarter of 2004, and higher and better use timberland sales represented approximately 30% of the acres sold.

The timing of sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. We expect higher and better use timberland and small parcel, non-strategic and conservation timberland sales for the fourth quarter of 2005 to range between $30 million and $40 million. Real Estate Segment sales could be higher depending on the extent of large, non-strategic timberlands sold during the remainder of the year.

Real Estate Segment operating income was 44% of its third quarter revenues for 2005, compared to 62% for 2004. This decrease was due primarily to selling a greater percentage of lower value timberlands. Real Estate Segment costs and expenses increased by $49 million to $65 million due primarily to an increase in land sales activity.

Manufactured Products Segment.    Revenues decreased by $14 million, or 10%, to $126 million in the third quarter of 2005. This decrease was due primarily to lower lumber prices ($9 million) and lower plywood prices ($5 million). Despite record high housing starts (U.S. housing starts during the first nine months of 2005 were 6% higher than the 25-year record high housing starts during the first nine months of 2004), lumber prices decreased by 18% due primarily to increased lumber production and imports. U.S. lumber production during the first seven months of 2005 was 4% higher than lumber production during the first seven months of 2004 due to the start-up of new mills and capacity expansions. Furthermore, lumber imports from Canada during the first seven months of 2005 increased by 5% over the same period in the prior year, and offshore imports (Europe and Latin America) increased by 38% due primarily to the strength of the U.S. economy and weak foreign markets. Plywood prices decreased by 13% due primarily to the increase in North American structural panels (plywood and oriented strand board) production capacity and offshore imports. During the past year, North American structural panels production capacity has increased by approximately one billion square feet, or approximately 3% of the annual U.S. structural panel consumption. Furthermore, offshore imports (primarily Latin America) during the first nine months of 2005 increased by 35% over the same period in the prior year.

Manufactured Products Segment operating income was 7% of its revenues for the third quarter of 2005 and 16% for the third quarter of 2004. This decrease was due primarily to lower lumber and plywood prices. Manufactured Products Segment costs and expenses were $117 million in both the third quarter of 2005 and 2004.

Other Costs and Eliminations.    Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $18 million during the third quarter of 2005, compared to a decrease of $16 million during the third quarter of 2004.

Provision for Income Taxes.     For the third quarter of 2005, we recorded an income tax benefit of $5 million compared to an income tax expense of $10 million during the third quarter of 2004. This change of $15 million is due primarily to a $14 million decline in the operating income of the Manufacturing Products Segment (resulting in a lower tax expense of $6 million), a $5 million remeasurement of our Deferred Tax Liability, and a $2 million reversal of built-in gains tax accrued earlier in the year.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sale of some of our higher and better use lands.

In addition to corporate-level income tax on certain non-REIT activities conducted through various taxable REIT subsidiaries, the company is subject to built-in gains tax on certain property dispositions as a consequence of our October 6, 2001 merger with The Timber Company. Our merger with The Timber Company involved merging a taxable entity into a nontaxable entity, and as a result, Plum Creek will generally be subject to corporate-level income tax (built-in gains tax) if the company makes a taxable disposition of certain property acquired in the merger within the ten-year period following the merger date. However, the tax is generally not payable to the extent proceeds from such dispositions are reinvested in qualifying like-kind replacement property.

During the fourth quarter of 2001, in connection with our merger with The Timber Company, we wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability relates to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to September 30, 2005, $1 million of the $11 million deferred income taxes was used in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," we are required to remeasure the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax whenever management has better information to make an estimate. Prior to the third quarter of 2005, the company was in the process of expanding its real estate sales and believed it needed $11 million of deferred income taxes for expected sales of timberlands subject to built-in gains tax. During the third quarter of 2005, management revised its prior projection of future sales as well as the extent to which future sales proceeds could be successfully reinvested in like-kind property. Based upon the revised projection, management estimated that the company needed $5 million of deferred incomes taxes associated with timberlands acquired in connection with our 2001 merger with The Timber Company. This estimate was based on projected timberland sales subject to the ability to successfully reinvest proceeds in like-kind properties. Therefore, during the third quarter of 2005, we lowered the related deferred tax liability associated with expected sales of timberlands subject to built-in gains tax from $10 million to $5 million and correspondingly, recorded a deferred tax benefit of $5 million. Since there is significant judgment in estimating future sales subject to the built-in gains tax and our ability to successfully reinvest proceeds in like-kind property, these estimates may be revised during the remaining built-in gains tax period. Any revised estimate may result in a material adjustment to our deferred tax liability.

Additionally, the company reversed $2 million of income tax expense that was recorded during the first six months of 2005. For the six months ended June 30, 2005, we recorded a built-in gains tax expense of $4 million because management concluded that it was not probable that certain proceeds from the sale of property subject to the built-in gains tax would be successfully reinvested within the statutory 180-day reinvestment period. However, on October 3, 2005, the company announced the expected acquisition of 650,000 acres of timberland in Michigan, which is projected to close during the fourth quarter of 2005. This enabled certain proceeds to be successfully reinvested within the 180-day reinvestment period, and consequently, during the third quarter of 2005, we reversed $2 million of the previously accrued built-in gains tax. (See Note 4 of the Notes to Financial Statements of Plum Creek Timber Company, Inc.)

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table and narrative compare operating results by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2005	2004	Change
Operating Income by Segment
Northern Resources	$75	$75	$—
Southern Resources	172	153	19
Real Estate	115	140	(25)
Manufactured Products	26	57	(31)
Other	8	9	(1)

Total Segment Operating Income	396	434	(38)
Other Costs & Eliminations	(43)	(39)	(4)
Gain on Sale of Other Assets	—	5	(5)

Operating Income	$353	$400	$(47)

Northern Resources Segment.    Revenues increased by $7 million, or 3%, to $249 million in 2005. This increase was due primarily to higher product prices ($12 million), offset in part by lower harvest volume ($4 million). Sawlog prices increased by 5% ($8 million) due primarily to a higher demand for logs as a result of increased lumber production, and a limited supply of logs. Pulpwood prices increased by 9% ($4 million) due primarily to low log inventories at our customers at the beginning of 2005. The decrease in harvest volume was due primarily to the timing of harvesting activity. During the first nine months of 2005, we purchased a greater percentage of sawlogs for our Montana mills from external log suppliers, and therefore lowered the harvest levels from our timberlands, as compared to the same period in 2004. For all of 2005, harvest levels in the Northern Resources Segment are expected to increase by approximately 3% over the 5.2 million tons we harvested during 2004.

Northern Resources Segment operating income was 30% of its revenues in 2005 and 31% of its revenues in 2004. Segment costs and expenses increased by $7 million, or 4%, to $174 million. This increase was due primarily to higher log and haul costs per ton ($8 million). Log and haul costs on a per ton basis increased by 7% due primarily to higher fuel costs.

Southern Resources Segment.    Revenues increased by $44 million, or 13%, to $382 million in 2005. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber ($18 million), higher harvest volume ($14 million), and higher softwood sawlog prices ($5 million).

Revenues increased by $18 million due to the company’s increased percentage of delivered log sales. The company increased its percentage of delivered log sales by decreasing its percentage of sales of standing timber. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold, the buyer incurs the log and haul costs.

The company sells logs on a delivered basis when, in management’s judgment, log merchandising efforts will yield a premium over selling stumpage. While revenues are higher when the company is responsible for the logging and hauling of timber, a large portion of that increase in revenue is to cover the related increase in cost of sales. As a result, on delivered log sales the company realizes lower operating income as a percentage of revenue, even though operating income is generally improved.

Harvest volume increased due primarily to favorable harvesting conditions during most of 2005 and a planned increase in harvest levels. For all of 2005, we expect the harvest volume to increase by 3% over the 13.3 million tons we harvested during 2004 as a result of an increased percentage of maturing timber on our southern timberlands.

Softwood sawlog prices increased temporarily during the first quarter of 2005 due primarily to a weather-related shortage of logs. Several of our customers had low log inventories at the end of 2004 due to wet weather during the second half of 2004 and, as a result, offered higher prices in order to rebuild log decks.

Southern Resources Segment operating income was 45% of its revenues for both 2005 and 2004. Southern Resources Segment costs and expenses increased by $25 million, or 14%, to $210 million in 2005. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber, higher harvest volume and an increase in the per ton rate for log and haul cost. The per ton rate increase for log and haul costs, which increased costs and expenses by $6 million, was due primarily to higher fuel costs. In 2005, the company recorded $2 million of expense for timber destroyed by Hurricane Katrina.

Real Estate Segment.    Revenues decreased by $60 million to $220 million in 2005. During the nine months ended September 30, 2004, approximately 255,000 acres of large, non-strategic timberlands were sold for $133 million. Excluding revenues from these large, non-strategic timberland sales, revenues increased $73 million to $220 million for the nine months ended September 30, 2005, compared to $147 million for the same period in 2004. This increase is due primarily to an increase in land sales activity as the company executes its strategy of selling non-strategic timberlands. During the first nine months of 2005 we sold approximately 158,000 acres with an average sales price of $1,340 per acre, compared to approximately 104,500 acres with an average sales price of $1,410 per acre for the same period in the prior year. Furthermore, we recognized $8 million from the sale of conservation easements during 2005 while there were no revenues from conservation easements during 2004. During the nine months ended September 30, 2005, small non-strategic and conservation timberland sales accounted for approximately 90% of the acres sold and higher and better use timberland sales represented approximately 10% of the acres sold. Excluding large, non-strategic timberland sales, small non-strategic and conservation timberland sales accounted for approximately 83% of the acres sold during the nine months ended September 30, 2004, and higher and better use timberland sales represented 17% of the acres sold.

The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the plans of adjacent landowners, the company’s expectation of future price appreciation, and the timing of harvesting activities. We expect higher and better use timberland and small, non-strategic and conservation timberland sales for the remainder of the year to range between $30 million and $40 million. Real Estate Segment sales could be higher depending on the extent of large, non-strategic timberlands sold during the remainder of the year.

Real Estate Segment operating income was 52% of its revenues for 2005, compared to 50% for 2004. Real Estate Segment costs and expenses decreased by $35 million to $105 million. This decrease of $35 million was due primarily to the sale of large, non-strategic timberlands during the first nine months of 2004 for which we recognized costs, expenses and impairment losses of $64 million, offset in part by selling over 50% more acres of small, non-strategic and conservation timberland during 2005 than during the same period in 2004.

Manufactured Products Segment.    Revenues decreased by $13 million, or 3%, to $383 million in 2005. This decrease was due primarily to lower lumber prices ($9 million) and lower plywood prices ($9 million), offset in part by higher MDF prices ($9 million). Despite record high housing starts (U.S. housing starts during the first nine months of 2005 were 6% higher than the 25-year record high housing starts during the first nine months of 2004), lumber prices decreased by 7% due primarily to increased lumber production and imports. U.S. lumber production during the first seven months of 2005 was 4% higher than lumber production during the first seven months of 2004 due to the start-up of new mills and capacity expansions. Furthermore, lumber imports from Canada during the first seven months of 2005 increased by 5% over the same period in the prior year, and offshore imports (Europe and Latin America) increased by 38% due primarily to the strength of the U.S. economy and weak foreign markets. Plywood prices decreased by 9% due primarily to the increase in North American structural panels (plywood and oriented strand board) production capacity and offshore imports. During the past year, North American structural panels production capacity has increased by approximately one billion square feet, or approximately 3% of the annual U.S. structural panel consumption. Furthermore, offshore imports (primarily Latin America) during the first nine months of 2005 increased by 35% over the same period in the prior year. MDF prices increased by 9% due primarily to improved demand and a richer product mix. MDF demand has increased due to strong housing starts and improved repair and remodel markets. During the first half of 2004, we resolved all of our start-up issues associated with our new MDF thin-board line and, as a result, have increased the percentage of higher-margin products we produce.

Manufactured Products Segment operating income was 7% of its revenues for 2005 and 14% for 2004. This decrease was due primarily to lower lumber and plywood prices and higher log and raw material costs. Manufactured Products Segment costs and expenses increased by $18 million, or 5%, to $357 million in 2005. This increase was due primarily to higher log costs for our lumber and plywood mills, and higher resin costs for our plywood and MDF mills. Log costs have increased due primarily to a declining supply of logs in Montana and favorable lumber and plywood prices.

Other Costs and Eliminations / Gain on Sale of Other Assets.    Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $43 million in 2005, compared to a decrease of $39 million in 2004. The $4 million increase is due primarily to higher corporate overhead associated with accounting and timber and timberland systems, and corporate compliance.

During the second quarter of 2004, we sold our working interest in our coalbed methane gas joint operating agreement to Geomet, Inc. for $27 million and recorded a gain of $5 million.

Provision for Income Taxes.    The provision for income taxes for the first nine months of 2005 was $6 million, compared to $27 million for the first nine months of 2004. This change of $21 million is due primarily to a $31 million decline in the operating income of the Manufacturing Products Segment (resulting in a lower tax expense of $12 million), a $5 million remeasurement of our Deferred Tax Liability, and the $5 million gain we recognized during the second quarter of 2004 from the sale of our coalbed methane gas working interest (resulting in a higher tax expense in the prior year of $2 million).

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sale of some of our higher and better use lands.

In addition to corporate-level income tax on certain non-REIT activities conducted through various taxable REIT subsidiaries, the company is subject to built-in gains tax on certain property dispositions as a consequence of our October 6, 2001 merger with The Timber Company. Our merger with The Timber Company involved merging a taxable entity into a nontaxable entity, and as a result, Plum Creek will generally be subject to corporate-level income tax (built-in gains tax) if the company makes a taxable disposition of certain property acquired in the merger within the ten-year period following the merger date. However, the tax is generally not payable to the extent proceeds from such dispositions are reinvested in qualifying like-kind replacement property.

During the fourth quarter of 2001, in connection with our merger with The Timber Company, we wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability relates to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to September 30, 2005, $1 million of the $11 million deferred income tax liability was used in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," we are required to remeasure the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax whenever management has better information to make an estimate. Prior to the third quarter of 2005, the company was in the process of expanding its real estate sales and believed it needed $11 million of deferred income taxes for expected sales of timberlands subject to built-in gains tax. During the third quarter of 2005, management revised its prior projection of future sales as well as the extent to which future sales proceeds could be successfully reinvested in like-kind property. Based upon the revised projection, management estimated that the company needed $5 million of deferred incomes taxes associated with timberlands acquired in connection with our 2001 merger with The Timber Company. This estimate was based on projected timberland sales subject to the ability to successfully reinvest proceeds in like-kind properties. Therefore, during the third quarter of 2005, we lowered the related deferred tax liability associated with expected sales of timberlands subject to built-in gains tax from $10 million to $5 million and correspondingly, recorded a deferred tax benefit of $5 million. Since there is significant judgment in estimating future sales subject to the built-in gains tax and our ability to successfully reinvest proceeds in like-kind property, these estimates may be revised during the remaining built-in gains tax period. Any revised estimate may result in a material adjustment to our deferred tax liability.

Gain on Sale of Properties, net of tax.    During the first quarter of 2005, we sold our remaining coal reserves for total proceeds of $22 million. The net gain from this sale, after reducing the proceeds for costs of sales and applicable income taxes, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

Financial Condition and Liquidity

Net cash provided by operating activities during the nine months ended September 30, 2005, totaled $427 million, compared to $516 million for the same period in 2004. This decrease of $89 million was due primarily to lower real estate sales. Revenues from real estate sales for the first nine months of 2005 was $60 million less than during the same period in the prior year. During the first nine months of 2004 we recognized revenue of $133 million from the sale of large non-strategic timberlands while we had no sales of large non-strategic timberlands during the first nine months of 2005.

On September 30, 2005, Plum Creek entered into a real estate purchase and sale agreement to purchase approximately 650,000 acres of timberlands in Michigan, subject to customary closing conditions. The transaction is valued at approximately $345 million, and is expected to close in the fourth quarter of 2005. Plum Creek expects to fund this transaction with a combination of like-kind exchange funds and debt.

In August of 2004, the company filed with the Securities and Exchange Commission a shelf registration statement under which the company from time to time may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees up to a total amount of $400 million, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, from time to time may offer and sell debt securities of up to an additional total amount of $400 million. As of September 30, 2005, the entire amounts for issuance of equity and debt securities remained available under the shelf registration statement.

The company has a $650 million facility revolving line of credit maturing on January 15, 2009. As of September 30, 2005, the weighted-average interest rate for the line of credit was 4.51%. The interest rate on the line of credit is based on LIBOR plus 0.875% and includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2005, we had $501 million of borrowings and $6 million of standby letters of credit outstanding; $143 million remained available for borrowing under our line of credit. As of October 7, 2005, $386 million of the borrowings under our line of credit was repaid.

In April of 2005, the company retired its $20 million variable rate senior note bearing interest at 3-month LIBOR plus 1.445% due in 2008 prior to its maturity using funds available under the company’s revolving line of credit. Furthermore, in June 2005, the company made principal payments totaling $27 million on borrowings due under the company’s 1989 senior and first mortgage notes bearing interest at 11.125%.

In May of 2005, the company entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of September 30, 2005, the interest rate for the term loan was 4.32%, which is based on LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with such covenants at September 30, 2005.

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

On November 1, 2005, our Board of Directors authorized the company to make a dividend payment of $0.38 per share, or approximately $70 million, which will be paid on November 30, 2005, to stockholders of record on November 16, 2005. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

The company has authorization from our Board of Directors to repurchase up to $200 million of the company’s common stock. As of September 30, 2005, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share pursuant to this authorization (see Item 2 of Part II).

Capital expenditures, excluding the acquisition of timberlands, for the nine months ended September 30, 2005, were $53 million, compared to $49 million for the same period in 2004. Planned capital expenditures, excluding timberland acquisitions, for 2005 are expected to range between $90 million and $100 million, of which approximately 50% are considered discretionary and approximately 50% are considered maintenance expenditures. Discretionary expenditures consist primarily of silviculture investments (e.g., fertilizers and herbicides) associated with our timberlands and to a lesser extent land development investments. Maintenance expenditures consist primarily of reforestation costs for our timberlands and projects at our manufacturing facilities to sustain operating activities or improve safety.

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

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices, or changes that adversely affect our ability to execute on certain real estate development activities conducted through our taxable REIT subsidiaries, could have a significant effect on our results of operations.

The following factors, among others, may adversely affect the timing and amount of our income generated by our land sales or our real estate development activities:

•	general economic conditions;
•	availability of funding for governmental agencies, developers, conservation organizations, individuals and others to purchase our timberlands for conservation, recreation, residential or other purposes;
•	local real estate market conditions, such as oversupply of, or reduced demand for, properties sharing the same or similar characteristics as those in our portfolio;
•	our inability to obtain required land-use entitlements and other governmental permits and authorizations for development;
•	relative illiquidity of real estate investments;
•	interest rates;
•	impact of federal, state and local land use and environmental protection laws; or
•	changes in laws, regulations or the regulatory environment affecting tax, real estate and zoning.

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

The trade agreement expired in March of 2001, and soon thereafter a U.S. industry coalition, of which Plum Creek is a member, submitted antidumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. In March of 2002, the Department of Commerce rendered a final determination in favor of the U.S. industry coalition and set a 19.3% countervailing duty on Canadian lumber imports and an antidumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the antidumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties in April 2002 to 18.8% and 8.4%, respectively. In May 2002, the International Trade Commission rendered a final determination that the U.S. industry was threatened with material injury from Canadian lumber imports. Following this determination, the Department of Commerce put into effect the countervailing and antidumping duties in May of 2002. However, due to strong demand for lumber in the U.S., the duties have not had the effect of decreasing Canadian lumber imports’ share of the U.S. market. It is uncertain whether the final duties would have the effect of decreasing Canada’s share of the market in times of weaker domestic demand for lumber products.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. Canada appealed both the antidumping duty and the countervailing duty to the WTO and NAFTA appeal boards. Both the WTO and NAFTA issued initial rulings that affirmed the U.S. position that Canadian stumpage practices are, in fact, providing a subsidy to the Canadian industry, and upheld the validity of antidumping duties imposed on most Canadian producers. Both the WTO and NAFTA rulings also included provisions for re-examining the calculation and level of the countervailing and the antidumping duties. In December 2004, the Department of Commerce recalculated the countervailing duty rate to 16.4% and the antidumping duty rate to 3.8% for a combined duty of 20.2% that remains in effect at present. In September 2005, the NAFTA panel again remanded the subsidy calculation to the Department of Commerce, with instructions to make a “de minimus” calculation that would result in the duties likely being eliminated by early 2006. The Department of Commerce responded to this remand by seeking clarification from the panel about apparent conflicts in its remand instructions relating to subsidy level benchmarks upon which the duties are based. Therefore, until the panel issues clarifying instructions, it is uncertain how the Department of Commerce will ultimately calculate the duties.

In addition, the NAFTA panel has ruled that the International Trade Commission’s determination of injury to U.S. industry from Canadian lumber imports, which is the basis for imposing the duties, was not supported with substantial evidence. The commission unsuccessfully appealed this decision, and as a result was directed to issue a “no injury” opinion. The NAFTA decision was then unsuccessfully appealed to an Extraordinary Challenge Committee under the NAFTA dispute resolution process. Presently, the U.S. industry coalition has initiated a constitutional challenge to a portion of the NAFTA dispute resolution process. The ruling on this challenge could have a material impact on the outcome of this dispute.

The U.S. and representatives of the Canadian government continue to pursue a settlement agreement. However, there can be no assurance that an agreement will be reached, or that the terms of any such final agreement would be favorable to the U.S. lumber industry’s interests. Likewise, there can be no assurance that the ultimate legal resolution of the dispute will be terms favorable to the U.S. industry’s interest. Therefore, other factors remaining unchanged, the downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase, particularly during periods of weak lumber demand.

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

      Certain of Our Business Activities are Potentially Subject to Prohibited Transactions Tax or
      Corporate-Level Income Tax

Under the Internal Revenue Code, REITs must generally engage in the ownership and management of income producing real estate. For Plum Creek, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the manufacture and sale by us of wood products, the harvesting and sale of logs, and the development and/or sale of certain timberlands are conducted through one or more of our taxable REIT subsidiaries (“TRSs”) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business in this manner we believe that we satisfy the REIT requirements of the Internal Revenue Code and are not subject to the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate-level income tax.

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

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value (A)
September 30, 2005
Fixed Rate Debt
Principal due (B)	$-	$157	$123	$147	$200	$753	$1,380	$1,475
Avg. interest rate	7.5%	7.5%	7.4%	7.5%	7.3%	7.1%
Variable Rate Debt (C)	—	$50	—	—	$501	—	$551	$551

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value (B)
September 30, 2004
Fixed Rate Debt
Principal due (B)	$-	$27	$157	$123	$147	$953	$1,407	$1,562
Avg. interest rate	7.6%	7.5%	7.5%	7.4%	7.5%	7.2%
Variable Rate Debt	—	—	—	—	$20	$466	$486	$486

(A)	The decrease in the fair value of our fixed rate debt compared to September 30, 2004, was due to generally higher interest rates and due to the repayment of $27 million of borrowings during the second quarter of 2005.

(B)	Excludes unamortized premium of $6.4 million at September 30, 2005, and $11 million at September 30, 2004.

(C)	As of September 30, 2005, the weighted-average interest rate on the $501 million borrowings under our $650 million revolving line of credit was 4.51%. The interest rate on the line of credit is based on LIBOR plus 0.875% and includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. As of October 7, 2005, $386 million of the borrowings under our line of credit was repaid. In April of 2005, Plum Creek retired its $20 million variable rate senior note bearing interest at 3-month LIBOR plus 1.445% due in 2008 prior to its maturity using funds available under the company’s revolving line of credit. The company also has a $50 million one-year term loan agreement that expires in May of 2006. The term loan was used to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of September 30, 2005, the interest rate for the term loan was 4.32%, which is based on LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.     (See also Note 9 of the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc.)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

The following table contains information about the company’s purchases of equity securities during the third quarter of 2005:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (C)

July 1, 2005 through July 31, 2005	No purchase activity	—	-0-	$157 million (aggregate for all periods)

August 1, 2005 through August 31, 2005	28,664 shares of common stock	$37.96 per share	-0-	$157 million (aggregate for all periods)

September 1, 2005 through September 30, 2005	No purchase activity	—	-0-	$157 million (aggregate for all periods)

Total	28,664 shares	$37.96 per share	-0-	$157 million (aggregate for all periods)

(A)	Represents shares of the corporation’s common stock purchased by the corporation from a deferred compensation benefits trust in a series of non-open market transactions. Employees of the corporation who had previously deferred stock incentive compensation were given a one-time opportunity under the American Jobs Creation Act of 2004 to elect to take a payout of any such previously deferred compensation. The shares of stock were sold by the trust to the corporation in exchange for cash that was used to pay tax withholding associated with such payouts.

(B)	The closing price of the corporation’s common stock on August 3, 2005, the date of the deferred compensation payout for all employees who elected to receive a payout of previously deferred stock incentive compensation.

(C)	On October 17, 2002, the corporation issued a press release announcing that its board of directors had authorized a $200 million share repurchase program. As of November 1, 2005, the corporation has repurchased approximately two million shares of its common stock for a total cost of $43 million.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

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
Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber,
Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, dated July 18, 2000).
Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, File
No. 1-10239, dated June 12, 2001).

2.5	Real Estate Purchase and Sale Agreements between Plum Creek Timberlands, L.P., a wholly owned subsidiary of Plum Creek Timber Company, Inc., and Soterra LLC, a subsidiary of Greif, Inc., each dated March 28, 2005 (Form 8-K, File No. 1-10239, dated March 28, 2005).

2.6	Real Estate Purchase and Sale Agreement between Plum Creek Timberlands, L.P., a wholly owned subsidiary of Plum Creek Timber Company, Inc., and Escanaba Timber, LLC, dated September 30, 2005
(Form 8-K, File No. 1-10239, dated October 3, 2005).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

4.3	The registrant agrees that it will furnish to the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Plum Creek Timber Company, Inc. Deferral Plan (Form 8-K, File No. 1-10239, dated June 20, 2005).

10.2	Plum Creek Timber Company, Inc. Director Stock Ownership Plan (Form 8-K, File No. 1-10239, dated June 20, 2005).

10.3	Form of Director Deferral Election Forms (Form 8-K, File No. 1-10239, dated June 20, 2005).

10.4	Form of Executive Deferral Election Forms (Form 8-K, File No. 1-10239, dated June 20, 2005).

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules
13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer,
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

Date: November 1, 2005