Form 10-K
period 2005-12-31
PLUM CREEK TIMBER CO INC
filed 2006-02-28
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2005, was $6,649,724,301. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 21, 2006, was 184,318,974.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2006 Annual Meeting of Shareholders to be held on May 3, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I/ITEM 1

PART I

When we refer to “we,” “us,” “our,” “the company” or “Plum Creek,” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References in Items 1 through 7 to Notes to Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 8 of this form.

ITEM 1.	BUSINESS

Certain Corporate Governance and Other Available Information

The company maintains a code of ethics entitled the Plum Creek Code of Conduct,which applies to each director and to all of the company’s employees including the principal executive officer, the principal financial officer and the principal accounting officer. In addition, each committee of the company’s board of directors is governed by a charter. The Plum Creek Code of Conduct and the governing charters of the Audit, Compensation, and Corporate Governance and Nominating committees, along with the company’s Corporate Governance Guidelines, can be found in the “Corporate Governance” section of the company’s website accessible to the public at www.plumcreek.com. To find this section, click on the “Investors” link and then the “Corporate Governance” link. The company will post any amendments to, or waivers from, its Code of Conduct (to the extent applicable to any director or any of the company’s executive officers, including the chief executive officer, principal financial officer or principal accounting officer) at this location on its website. In addition to these documents, the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and reports concerning transactions in the company’s stock by directors and certain officers of the company, and any amendments to those reports, can also be found on our website by first clicking the “Investors” link, then the “Earnings/ Financial Publications” link and finally the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website, by contacting the company’s Investor Relations Department at 999 Third Avenue, Suite 4300, Seattle, Washington 98104, or by calling (206) 467-3600.

Stock Exchange Listing Compliance and SEC Certifications

On June 1, 2005, Rick R. Holley, as President and Chief Executive Officer of the company, submitted an unqualified certification to each of the New York Stock Exchange and the Pacific Exchange stating that, as of that date, he was not aware of any violation by the company of the New York Stock Exchange Corporate Governance Listing Standards or the Pacific Exchange Corporate Governance Standards, respectively. Additionally, Mr. Holley and William R. Brown, as Executive Vice President and Chief Financial Officer of the company, have each made the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, which are filed as exhibits 31.1, 31.2, 32.1 and 32.2, respectively, to this Annual Report on Form 10-K for the year ended December 31, 2005.

Industry Overview

GENERAL

The timber industry provides raw material and conducts resource management activities for the paper and forest products industry, including the planting, fertilizing, thinning, and harvesting of trees and the marketing of logs. Logs are marketed and sold either as sawlogs to lumber and other wood products manufacturers or as pulplogs to pulp and paper manufacturers or producers of oriented strand board (OSB). The timber industry possesses several unique characteristics that distinguish it from the broader paper and forest products industry, which we believe makes timber an attractive asset class, including the following:

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

ONE

PART I/ITEM 1

Historical Price Appreciation. Due to growing demand combined with limitations on supply caused by, among other factors, environmental restrictions and urban sprawl, prices for softwood timber have exhibited a compound annual growth rate of approximately 4% from 1982 through 2005.

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

Demand. The demand for timber is directly related to the underlying demand for pulp and paper products, lumber, panel and other wood related products. The demand for pulp and paper is largely driven by population growth and per-capita income levels. The demand for lumber and manufactured wood products is affected primarily by the level of new residential construction activity and repair and remodeling activity, which, in turn, is impacted by changes in general economic and demographic factors, including population, interest rates for home mortgages and construction loans. The demand for United States timber is impacted by the amounts of lumber and other wood products that are imported into the United States. A significant factor determining the volume of wood products shipped into the United States by foreign producers is currency valuation shifts as well as tariffs and quotas.

Our Business

We are the largest private timberland owner in the United States, with 8.2 million acres of timberlands located in 18 states. Our timberlands are well diversified, not only geographically, but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands primarily in Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands primarily in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. In addition, our Other Segment includes our natural resource businesses that focus on opportunities relating to mineral extraction, natural gas production and communication and transportation rights of way resulting from our extensive property ownership. The Real Estate Segment comprises our sales of higher and better use timberlands and sales of non-strategic timberlands, some of which are sold through our taxable REIT subsidiaries. Our Real Estate Segment includes development of certain properties, internally and through joint ventures, which is conducted through our taxable REIT subsidiaries.

Our Manufactured Products Segment, also conducted through our taxable REIT subsidiaries, includes four lumber mills, two plywood plants, two medium density fiberboard (“MDF”) facilities, and two lumber remanufacturing facilities. These facilities, strategically located near our timberlands in Montana, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF. The Manufactured Products Segment also has established a network of nation-wide field inventory points where inventory is held for customers at either independent public warehouses or on consignment at customer distribution centers.

OUR VALUE GROWTH STRATEGY

We seek to maximize the value of our assets by harvesting trees or selling land only when they have achieved optimal economic value. Our value growth strategy is guided by specific operating objectives, including maximizing the value of our current timberlands through intensive forest management and optimizing our resource base through acquisitions and divestitures, and practicing environmentally responsible resource stewardship. Our value growth strategy includes the following key elements:

Focus on Maximizing the Value of Our Resource Base Through Intensive Management of Our Timberlands. We view our core timber resource base as a renewable asset with substantial inherent value. We seek to manage our

TWO

PART I/ITEM 1
timberlands in a manner that optimizes the balance among current cash flows, the biological growth of our timber and prudent environmental management. Our management approach employs advanced forest management practices, including the use of a computerized timber inventory system, thinning and fertilization, and the development and use of genetically improved seedlings. Tree growth rates vary by region because of differences in weather, climate and soil conditions. Newly-planted seedlings take 20 to 30 years to reach harvest maturity in the Southern United States, 45 to 60 years in the Northwestern United States, 45 to 70 years in the Northeastern United States and 70 to 90 years in inland regions of the Western United States, depending on the desired product.

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

Our disciplined acquisition strategy has allowed us to expand and diversify our timberland holdings, as well as increase our cash flow. Since 1989, we have increased our timber holdings from 1.4 million acres to approximately 8.2 million acres at December 31, 2005. These acquisitions have enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations. Our strategy is to continue to make strategic acquisitions that are accretive to cash flow.

Realize the Value of Selected Properties Through Sale or Exchange. At the same time that we pursue timberland acquisitions, we continually review our timberland portfolio to identify properties that are no longer strategic to our long-term timberland operations or that may have higher and better uses other than as commercial timberlands. We estimate that included in the company’s approximately 8.2 million acres of timberlands are about 1.3 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 530,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Included within the 1.3 million acres of higher and better use timberlands are approximately 225,000 acres that will be developed by the company’s taxable REIT subsidiaries. Projects developed internally by the company will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture agreements with leading land developers. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries.

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

THREE

PART I/ITEM 1

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

ACQUISITIONS AND DISPOSITIONS

The table below summarizes significant acquisitions and dispositions by Plum Creek (dollars in millions):

	2005A	2004B	2003C

Acquisitions
Purchase Price	$501	$66	$162
Acres	754,000	78,000	139,000

Dispositions
Acres	232,000	375,000	125,000

A	Acquired timberlands primarily consist of 650,000 acres located in Northern Michigan, 52,000 acres located in Arkansas, and 50,000 acres located in Florida. Dispositions included 63,000 acres located in the Northern Resources Segment and 169,000 acres in the Southern Resources Segment.

B	Acquired timberlands are located primarily in Arkansas and Maine. Dispositions comprised of 310,000 acres located in the Northern Resources Segment and 67,000 acres in the Southern Resources Segment.

C	Acquired timberlands consisted primarily of 139,000 acres located in South Carolina, Arkansas and New Hampshire. Dispositions included 78,000 acres located in the Northern Resources Segment and 47,000 acres in the Southern Resources Segment.

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

NORTHERN RESOURCES SEGMENT

As of December 31, 2005, the Northern Resources Segment encompassed 3.9 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin, and contained an estimated 135 million tons (45 million cunits) of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs harvested in the Northern Resources Segment are sold predominately to domestic mills. Competitors in the domestic log market include the United States Forest Service, the Bureau of Land Management, the Bureau of Indian Affairs, the British Columbia Ministry of Forests, and numerous private individuals, domestic and foreign industrial timberland owners, and state agencies located in the regions in which we operate. In the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally will include price, species and grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on price and on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs.

FOUR

PART I/ITEM 1

With the purchase of approximately 650,000 acres of timberlands from Escanaba Timber LLC in November 2005, Plum Creek acquired an existing long-term fiber supply agreement with Escanaba Paper Company. The agreement stipulates that Plum Creek will supply both hardwood and softwood pulpwood to Escanaba Paper Company through December 31, 2016 at prevailing market prices. The agreement can be mutually extended for an additional three years.

In 2003, we renewed a sourcing agreement with Stimson Lumber Company to supply logs to Stimson’s Montana mills, based upon prevailing market prices, over a three-year period ending at December 31, 2006. We have an agreement with Roseburg Forest Products to supply its Oregon mills with logs, based upon prevailing market prices, expiring December 31, 2007. We had a fiber supply agreement with Stora Enso North America Corporation to supply pulpwood at prevailing market prices, which expired December 31, 2005. We also have a long-term agreement to supply pulpwood fiber to Sappi Ltd.’s paper facility in Skowhegan, Maine, at prevailing market prices. The fiber supply agreement ends in 2023 and may be extended up to an additional 15 years at the option of Sappi Ltd. We also are committed to supply pulpwood and wood chips based on negotiated prices that are reflective of prevailing market levels, to Smurfit Stone Container Corporation under a long-term supply agreement, which expires on February 28, 2006. In addition to the Northern Resources Segment, our Manufactured Products Segment is also committed under this long-term supply agreement to provide residual wood chips from our log conversion operations to Smurfit Stone based on negotiated prices that are reflective of prevailing market levels. The long-term supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment.

During 2005, approximately 25% of the timber harvested in our Northern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 20% during 2006.

SOUTHERN RESOURCES SEGMENT

As of December 31, 2005, the Southern Resources Segment consisted of 4.3 million acres of timberlands (including approximately 320,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas, and contained an estimated 156 million tons (44 million cunits) of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

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

During 2005, approximately 25% of the timber harvested in our Southern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately the same during 2006.

REAL ESTATE SEGMENT

We estimate that included in our approximately 8.2 million acres of timberlands are approximately 1.3 million acres of higher and better use timberlands and about 530,000 acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for residential, recreational or conservation purposes. The

FIVE

PART I/ITEM 1
non-strategic timberlands are expected to be sold over the next five years. Until the properties are sold, they will continue to be used productively in our business of growing and selling timber.

Included within the 1.3 million acres of higher and better use timberlands are approximately 225,000 acres that may be developed by the company. Projects developed internally by the company will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture agreements with leading land developers. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries.

We have identified 123,000 acres with an estimated 110 properties, that we expect to develop internally over the next 15 years. At December 31, 2005, we have ten internal development properties, or 5,900 acres entitled and an additional 18 properties, or 23,000 acres in the planning process. Listed below is a summary as of December 31, 2005 of our ten entitled or developed properties to be sold:

Location	Year Sales		Acres	Average Selling
(County, State)	Begin	Total Acres	Sold	Price Per Acre

Lake, MT	2006	466	–	–
Flathead, MT	2006	521	–	–
Lake, MT	2006	140	–	–
Newton, GA	2006	413	–	–
Butts, GA	2006	305	–	–
Langdale, WI	2006	618	–	–
King, WA	2006	1,900	–	–
Volusia, FL	2007	1,445	–	–
Piscataquis, ME	2002	450	386	$16,231
Oneida, WI	2005	47	16	$11,250

		6,305	402

The company estimates that approximately 102,000 acres will be developed through joint venture agreements over the next 15 to 20 years. At December 31, 2005, we have entered into three joint venture agreements with land developers for two projects in northeast Florida and one in southeast Georgia. The three ventures cover approximately 6,700 acres. We are the minority partner in each of these joint ventures. Our involvement in these joint ventures is limited to selling and/or contributing land and exercising certain approval rights. Our development partner is responsible for managing all of the development activities and providing for the related capital. We expect these joint ventures will each take from five to ten years to complete with respect to development activities and sales. We do not expect any significant revenues from these joint ventures during 2006.

We compete with numerous sellers of entitled and unentitled land in hundreds of local markets.

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

Our lumber and plywood mills produce residual wood chips, sawdust and planer shavings as by-products of the conversion of logs into finished products. The wood chips are sold to regional paper and pulp mills or used in our

SIX

PART I/ITEM 1
MDF facilities, which also consume the sawdust and shavings. A substantial portion of our residual wood chip production is sold to Smurfit Stone Container Corporation under a long-term supply agreement based on negotiated prices that are reflective of prevailing market levels, which expires on February 28, 2006.

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets, including boat, recreational vehicle, transportation and concrete forming applications. Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. We also export about 6% of our plywood to Canada. See “Lumber” above for a discussion of residual wood chips.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board, a less expensive substitute wood product used primarily in commodity construction markets. Oriented strand board continues to capture an increasing percentage of the North American structural panel market due to its low cost. Oriented strand board has now captured over 60% of the structural panel market, and this percentage is expected to increase over the next several years as additional oriented strand board plants are built or existing facilities are expanded. This trend has forced closure of marginal plywood capacity over the past several years. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. Recently, competition from imported South American plywood has also impacted the high-grade sanded plywood market. We expect to remain competitive due to our strong customer base, extensive experience in industrial markets, supply of superior quality timber, and reputation for high-quality products.

Medium Density Fiberboard. Our MDF facilities in western Montana supplies high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, commercial wall paneling and substrate for laminate flooring. Our MDF facilities have a combined capacity of approximately 260 million square feet. In 2005, both lines operated near full production capability yielding a combined output of approximately 255 million square feet.

Outside North America, the MDF industry has undergone dramatic growth in terms of productive capacity and demand for its products. Manufacturers compete on a global scale on the basis of price, quality, service and the availability of specialty products. Additionally, MDF is a ready substitute for solid wood, hardboard and plywood in specific applications. Competition in the North American MDF industry has continued to intensify due to imports from New Zealand, Asia and South America. In addition, the continuing shift of end product production to offshore manufacturing, as has been seen with certain types of furniture from China and moldings from South America, continues to negatively impact the North American MDF industry.

OTHER SEGMENT–NATURAL RESOURCES

We focus on realizing the maximum value potential of our extensive property ownership, including opportunities relating to mineral extraction, natural gas production and communication and transportation rights of way. This segment represents a diverse array of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities. We currently receive royalty revenue from the extraction of oil, gas, and minerals from some of our timberlands.

During the second quarter of 2004, the company sold its working interest in a joint operating agreement related to the development of coalbed methane gas to Geomet, Inc. for $27 million. The agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. In the fourth quarter of 2004, we sold certain subsurface property rights (primarily coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia. During 2005, the remainder of the company’s coal reserves was sold. For the year ended December 31, 2005, we received sales proceeds of $21 million and, after deducting our book basis of $1 million, recorded a gain of $20 million. For the year ended December 31, 2004, we received sales proceeds of $23 million and, after deducting our book basis of $0.1 million, recorded a gain of $23 million.

SEVEN

PART I/ITEM 1

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

Value can be enhanced on younger timber stands through thinning operations. Value increases as trees grow and add wood volume. Thinning a timber stand enables the healthier and potentially more valuable trees to grow more rapidly. As trees grow larger, they can be used in higher value applications such as high-grade lumber, plywood, and furniture. We also consider the impact of forest management activities on properties with potentially higher and better uses other than long-term timber production, and modify silviculture and harvest plans accordingly.

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

Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. The size and diversity of our timberlands, together with our intensive forest management, should help to minimize these risks. Consistent with the practices of other large timber companies, we do not maintain insurance against loss to standing timber on our timberlands due to natural disasters, but we do maintain insurance for loss of already harvested logs due to fire and other occurrences. During 2005, a loss of $2 million was recorded as a result of hurricane damage. During 2003, a loss of $4 million was recorded as a result of forest fires on approximately 45,000 acres of our timberlands in Montana.

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

Consistent with these principles, we have actively engaged in habitat conservation planning. We currently manage 1.9 million acres under five habitat conservation agreements. The habitats of hundreds of species are protected by these agreements, including 15 species listed as threatened under the Endangered Species Act. These conservation

EIGHT

PART I/ITEM 1
agreements include: the Central Cascades Habitat Conservation Plan, which provides habitat protection for 315 species and impacts 0.1 million acres of our timberlands in Washington State; the Swan Valley Grizzly Bear Agreement, which covers 0.1 million acres of our timberlands in western Montana; the Native Fish Habitat Conservation Plan, which provides for habitat protection of 9 species of native trout and salmon on 1.3 million acres of our land in Montana; the Red-Cockaded Woodpecker Habitat Conservation Plan, which covers 0.3 million acres of our timberlands in Arkansas and Louisiana; and the Karner Blue Butterfly Habitat Conservation Plan, which extends to 0.1 million acres of our timberlands in Wisconsin where the Karner Blue Butterfly is found. In addition to these completed conservation agreements, we are in the process of negotiating an agreement with the U.S. Fish and Wildlife Service pursuant to which we will conserve additional habitat for the red-cockaded woodpecker on other portions of our Southern ownership not covered by our Red-Cockaded Woodpecker Habitat Conservation Plan. We expect this agreement to cover 0.6 million acres.

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

Federal and State Regulations

GENERAL ENVIRONMENTAL REGULATION

Our operations are subject to federal, state and local environmental laws and regulations, including laws relating to water, air, solid waste and hazardous substances and the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur significant costs,

NINE

PART I/ITEM 1
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

We have received incidental take permits and similar authorizations pursuant to the Central Cascades Habitat Conservation Plan, the Native Fish Habitat Conservation Plan, the Swan Valley Grizzly Bear Agreement, the Red-Cockaded Woodpecker Habitat Conservation Plan, and the Karner Blue Butterfly Habitat Conservation Plan from the U.S. Fish and Wildlife Service (and from National Marine Fisheries Service, in the case of anadromous species) that in total cover our forest management on 1.6 million acres in the Northern Resources Segment and 0.3 million acres in the Southern Resources Segment. As required by the Endangered Species Act, we prepared habitat conservation plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The habitat conservation plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. In consideration for this mitigation, we are authorized to conduct forestry practices that are consistent with the plans, even though they may have an adverse impact on the listed species covered by the plans.

We are currently in the process of negotiating an agreement with the Fish and Wildlife Service to address the presence on or near some of our Southern properties of red-cockaded woodpeckers, listed as endangered under the Endangered Species Act. Under the proposed agreement, which would cover approximately 0.6 million acres outside of the recently implemented Red-Cockaded Woodpecker Habitat Conservation Plan, we would agree to concentrate our red-cockaded woodpecker management in a designated conservation area, enabling the birds to have much improved chances for long-term survival. In exchange, we would ultimately gain increased flexibility to manage our surrounding timberlands for commercial timber production.

Although the habitat conservation plans and the grizzly bear agreement have been implemented and are functioning as expected, there can be no assurance that they will remain in force or be sufficient to protect us against subsequent amendments of the Endangered Species Act. And while we expect that the new agreement for red-cockaded woodpeckers will help us effectively manage the presence of that species on our Southern timberlands, there can be no assurance that an agreement will be reached. Nor can there be any assurance that the habitat conservation plans, the grizzly bear agreement and the safe harbor agreement, individually or collectively, will be sufficient to protect us against the listing of additional species, or against changes to other applicable laws and regulations. Any of these changes could materially and adversely affect our operations.

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

TEN

PART I/ITEM 1A

In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The site is currently being investigated and no remediation plan has yet been approved. No amounts have been accrued for this potential liability. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both.

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

Encumbrances

Under the terms of our debt agreements, we have agreed not to pledge, assign or transfer timberlands, except under limited circumstances. The holders of our $25 million face value 11.125% First Mortgage Notes due 2007 have a first mortgage lien on a significant portion of our lumber, plywood and MDF facilities.

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

Employees

We currently have approximately 800 salaried and 1,300 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of seedlings and the harvesting and delivery of logs are conducted by independent contractors who are not our employees.

ITEM 1A.	RISK FACTORS

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

Decreases in the level of residential construction activity generally reduce demand for logs and wood products. This results in lower revenues, profits and cash flows. In addition, industry-wide increases in the supply of logs and wood

ELEVEN

PART I/ITEM 1A
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

The following factors, among others, may adversely affect the timing and amount of our income generated by our land sales or our real estate development activities:

•	general economic conditions;

•	availability of funding for governmental agencies, developers, conservation organizations, individuals and others to purchase our timberlands for conservation, recreation, residential or other purposes;

•	local real estate market conditions, such as oversupply of, or reduced demand for, properties sharing the same or similar characteristics as those in our portfolio;

•	competition from other sellers of land and real estate developers;

•	weather conditions or natural disasters having an adverse effect on our properties;

•	relative illiquidity of real estate investments;

•	changes in interest rates;

•	impact of federal, state and local land use and environmental protection laws;

•	changes in laws, regulations or the regulatory environment affecting tax, real estate and zoning; or

•	our ability to obtain all land use entitlements and other permits necessary for our development activities.

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

The trade agreement expired in March 2001, and soon thereafter a U.S. industry coalition, of which Plum Creek is a member, submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. In March 2002, the Department of Commerce rendered a final determination in favor of the U.S. industry coalition and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties in April 2002 to 18.8% and 8.4%, respectively, and in December 2004, it decreased them again to 16.4% and 3.8%, respectively. In December 2005, the countervailing duty rate was reduced to 8.7% and the anti-dumping duty was reduced to 2.1% for a combined duty of 10.8%. Due to strong demand for lumber in the U.S. and favorable lumber prices, the duties have not thus far had the effect of decreasing Canadian lumber imports’ share of the U.S. market. It is uncertain whether Canada’s share of the U.S. market would be adversely affected by import duties in times of weaker domestic demand for lumber.

TWELVE

PART I/ITEM 1A

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. While the WTO and NAFTA appeal boards have issued rulings on Canadian challenges to the duties that affirm the U.S. position regarding a Canadian subsidy on stumpage, the rulings also included provisions for re-examining the calculation and level of the duties. In September 2005, the NAFTA panel remanded to the Department of Commerce its subsidy calculation upon which the duties are based with instructions to make a “de minimus” calculation. In response, the Department of Commerce issued a subsidy calculation of 0.8% in November 2005, which could result in the elimination of the countervailing duty by as early as September 2006. The U.S. industry coalition has challenged the Department of Commerce subsidy calculation to a NAFTA panel. If the calculation is ultimately upheld, it is possible that the countervailing duty could be eliminated entirely.

In addition, the NAFTA panel has ruled that the International Trade Commission’s determination of injury to U.S. industry from Canadian lumber imports, which is the basis for imposing the duties, was not supported with substantial evidence. The commission unsuccessfully appealed this decision, and as a result, was directed to issue a “no injury” opinion. The NAFTA decision was then unsuccessfully appealed to an Extraordinary Challenge Committee under the NAFTA dispute resolution process. Presently, the U.S. industry coalition has initiated a constitutional challenge to a portion of the NAFTA dispute resolution process. The ruling on this challenge could have a material impact on the outcome of this dispute.

The U.S. and representatives of the Canadian government continue, from time to time, to pursue a settlement agreement. However, there can be no assurance that an agreement will be reached, or that the terms of any such final agreement would be favorable to the U.S. lumber industry’s interests. Likewise, there can be no assurance that the ultimate legal resolution of this dispute will be on terms favorable to the U.S. industry’s interest. Therefore, other factors remaining unchanged, any downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase, particularly during periods of weak lumber demand.

Our Cash Dividends are Not Guaranteed and May Fluctuate

We have elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code of 1986, as amended. Generally, REITs are required to distribute 90% of their taxable income. However, REITs are required to distribute only their ordinary taxable income and not their net capital gains income. Accordingly, we do not believe that we are required to distribute material amounts of cash given that substantially all our taxable income is treated as capital gains income. To the extent capital gains income is not distributed to shareholders, a REIT would be subject to a 35% Federal corporate income tax, and applicable state income taxes, on the undistributed capital gain income. In addition, the shareholders would be required to report their share of the retained capital gains income on their respective income tax returns, but would receive a refundable tax credit for their share of the tax paid at the corporate level.

Our Board of Directors, in its sole discretion, determines the amount of the quarterly dividends (including the determination of whether to retain net capital gains income) to be provided to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

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

We Depend on External Sources of Capital for Future Growth

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the

THIRTEEN

PART I/ITEM 1A
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

Ownership Limit. In order for us to maintain our qualification as a REIT, not more than 50% of the value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code. For the purpose of preserving our REIT qualification, our certificate of incorporation prohibits ownership, either directly or under the applicable attribution rules of the Internal Revenue Code, of more than 5% of the lesser of the total number of shares of our common stock outstanding or the value of the outstanding shares of our common stock by any stockholder other than by some designated persons agreed to by us or as set

FOURTEEN

PART I/ITEM 1A
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

If We Failed to Distribute the Earnings and Profits of The Timber Company, We Would Be Subject to Adverse Tax Consequences

In connection with The Timber Company’s October 6, 2001, merger with Plum Creek, we were required by January 31, 2002, to distribute the earnings and profits acquired from the six entities that comprised The Timber Company. We believe that the accelerated payment of our fourth quarter dividend for 2001, which we paid on December 28, 2001, was sufficient to distribute these earnings and profits. If we failed to distribute an amount equal to these earnings and profits, we might be subject to adverse tax consequences. We expect that, even if the earnings and profits were subsequently adjusted upward by the Internal Revenue Service, the amount we distributed exceeded

FIFTEEN

PART I/ITEM 4
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations. The manufacturing facilities are owned and are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the manufacturing facilities are modern facilities. During 2005, our lumber, plywood and MDF manufacturing facilities produced at planned capacity levels and there were no significant idle times at the facilities at any time during the year. See Item 1. “Business” for discussion of the location and description of properties and encumbrances related to properties.

ITEM 3.	LEGAL PROCEEDINGS

There is no individual pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity. However, see Note 13 of the Notes to Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SIXTEEN

PART I/ITEM 4

Executive Officers of the Registrant

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

			OFFICER
NAME	AGE	OFFICEK	SINCE

Rick R. HolleyA	54	President and Chief Executive Officer	1989
William R. BrownB	54	Executive Vice President and Chief Financial Officer	1995
Thomas M. LindquistC	45	Executive Vice President	2001
James A. KraftD	50	Senior Vice President, General Counsel and Secretary	1989
Larry D. NeilsonE	46	Senior Vice President, Planning and Business Development	2005
David A. BrownF	51	Vice President, Chief Accounting Officer	2002
Barbara L. CroweG	54	Vice President, Human Resources	1997
Joan K. FitzmauriceH	48	Vice President, Audit and Financial Services	2002
David W. LambertI	45	Vice President, Business Development	2002
Laura B. SmithJ	38	Treasurer	2006

A	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

B	Served since May 1999 as Executive Vice President and Chief Financial Officer. Mr. Brown was Vice President, Strategic Business Development from January 1998 to May 1999, Vice President, Resource Management from February 1995 to January 1998, and Director, Planning from August 1990 to February 1995.

C	Served since December 2001 as Executive Vice President. Mr. Lindquist was Executive Vice President of Global Sales and Corporate Alliances for Trammell Crow Company serving from June 1986 to December 2001.

D	Served since January 2002 as Senior Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, General Counsel and Secretary from April 1996 to January 2002, Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993.

E	Served since October 2005 as Senior Vice President, Planning and Business Development. Mr. Neilson was Vice President, Real Estate from August 2002 to October 2005. Prior to joining Plum Creek, Mr. Neilson served in the capacities of General Manager, Corporate Services and Worldwide Real Estate & Facilities from April 2000 to July 2001 and General Manager, Worldwide Real Estate & Facilities from May 1998 to April 2000 at Microsoft.

F	Served since February 2006 as Vice President, Chief Accounting Officer. Mr. Brown was Vice President, Controller (Chief Accounting Officer) from March 2004 to February 2006, Vice President, Controller from January 2002 to March 2004, Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

G	Served since April 1997 as Vice President, Human Resources.

H	Served since June 2002 as Vice President, Audit and Financial Services. Ms. Fitzmaurice was a Partner with PricewaterhouseCoopers LLP from 1997 through 2001.

I	Served since January 2006 as Vice President, Business Development. Mr. Lambert was Vice President, Treasurer from January 2002 to January 2006, Director of Planning, Treasurer from June 1998 to January 2002 and Director of Finance and Treasurer from November 1994 to June 1998.

J	Served since January 2006 as Treasurer. Ms. Smith was Director of Planning from October 2003 to January 2006. Ms. Smith was Vice President and Business Unit Manager for Goldman, Sachs & Co., serving from January 2001 to October 2003.

K	Since July 1, 1999, Ms. Crowe and Messrs. Holley, Brown, Brown, Kraft and Lambert have served in their indicated capacities for Plum Creek Timber Company, Inc. Prior to the July 1, 1999 REIT conversion, the listed individuals served in their indicated capacities of the general partner of Plum Creek Timber Company, L.P. or the predecessor of the general partner. There are no family relationships among them.

SEVENTEEN

PART II/ITEM 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange and the Pacific Exchange. As of February 21, 2006, there were 20,547 stockholders of record of 184,318,974 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2005 and 2004, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2005
High	$39.35	$37.40	$39.14	$39.63
Low	34.56	33.40	34.52	34.03
Cash Dividend per Share	$0.38	$0.38	$0.38	$0.38

2004
High	$32.77	$33.35	$35.05	$39.45
Low	28.60	27.30	30.44	34.21
Cash Dividend per Share	$0.35	$0.35	$0.36	$0.36

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes options and other rights outstanding under Plum Creek’s equity based compensation plans as of December 31, 2005:

	Securities to be		Securities
	issued upon	Weighted-average	available for
Plan category	exerciseA	exercise priceB	future issuanceC

Equity compensation plans approved by security holders	1,910,553	$29.70	9,577,948
Equity compensation plans not approved by security holders D	—	—	—

A	Number of securities to be issued upon exercise of outstanding stock options.

B	Weighted-average exercise price of outstanding options.

C	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (A). Represents shares available for future issuance under the Stock Incentive Plan. See Note 11 of the Notes to Financial Statements for a description of the various stock-based grants that may be issued under the Stock Incentive Plan. At December 31, 2005, 2.8 million shares of the 12.4 million shares available for issuance under Plum Creek’s Stock Incentive Plan have been used for the grant of non- qualified stock options, the grant of restricted stock, the payment of earned value management awards and earned dividend equivalent rights. The number of shares to be issued in connection with dividend equivalents and value management awards is not determinable until the end of their respective performance periods.

D	As of December 31, 2005, there are 391,577 outstanding options to acquire Plum Creek common stock that were issued originally under the Georgia-Pacific long-term incentive plans as options to acquire Georgia-Pacific’s Timber Company stock. These stock options have a weighted average exercise price of $15.83 per common share and were assumed by the company in connection with The Timber Company Merger. Although the company’s stockholders did not separately approve the assumption of these stock options, the stockholders did approve each of The Timber Company Merger and the related merger agreement (and all of the transactions contemplated by the merger agreement, including the company’s assumption of the stock options). No additional Plum Creek stock options may be granted under the Georgia-Pacific long-term incentive plans as a result of The Timber Company Merger. See Note 11 of the Notes to Financial Statements.

EIGHTEEN

PART II/ITEM 6

ITEM 6.	SELECTED FINANCIAL DATA

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

As a consequence of The Timber Company Merger, which involved merging a taxable entity into a nontaxable entity, a tax benefit of $216 million was recognized in the fourth quarter of 2001. This tax benefit represented the elimination of a deferred tax liability associated with temporary differences related primarily to timberlands that are not expected to be disposed of in transactions subject to built-in gains tax during a ten-year period following the merger. Subsequent to The Timber Company Merger, Plum Creek conducts most of its activities through various wholly owned operating partnerships. The activities of the operating partnerships consist primarily of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. See Note 4 of the Notes to Financial Statements.

NINETEEN

PART II/ITEM 6

FINANCIAL HIGHLIGHTS

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2005A	2004A	2003A	2002A	2001B

Revenues	$1,576	$1,528	$1,196	$1,137	$598
Operating Income	448	477	303	338	250
Net Interest Expense	109	111	117	103	54
Income before Income Taxes	339	366	186	235	196
Benefit (Provision) for Income Taxes	(8)	(27)	6	(2)	142
Income from Continuing Operations	331	339	192	233	338
Gain on Sale of Properties, net of tax	23	23	—	—	—
Net Income	354	362	192	233	338
Non-Cash Items
Depreciation, Depletion and AmortizationC	113	114	108	106	55
Basis of Real Estate Sold	124	134	66	28	18
Balance Sheet Items
Total Assets	4,812	4,378	4,411	4,299	4,129
Total Debt, including Timber Obligations	2,241	1,897	2,076	1,884	1,701
Earnings per Share
Income from Continuing Operations
Basic	$1.80	$1.85	$1.05	$1.26	$2.61
Diluted	$1.79	$1.84	$1.04	$1.26	$2.58
Net Income
Basic	$1.92	$1.97	$1.05	$1.26	$2.61
Diluted	$1.92	$1.97	$1.04	$1.26	$2.58
Dividend Declared per ShareD	$1.52	$1.42	$1.40	$1.49	$1.14
Harvest Volume (in million tons)	19.2	18.6	19.0	19.3	13.9

A	During 2005, Plum Creek acquired approximately 754,000 acres of timberlands for $501 million. Timberland dispositions during 2005 were approximately 232,000 acres. During 2004, Plum Creek acquired approximately 78,000 acres of timberlands for $66 million and disposed of approximately 375,000 acres. During 2003, the company acquired 139,000 acres of timberlands for $162 million and disposed of 125,000 acres. During 2002, the company acquired 307,000 acres of timberlands for $141 million and sold 37,000 acres.

B	As a consequence of The Timber Company Merger, a tax benefit of $216 million was recognized in 2001.

C	Includes a $2 million loss in 2005 from hurricane damage, a $9 million lumber mill impairment loss in 2004 and $4 million loss related to forest fires in 2003.

D	Since The Timber Company was not a separate legal entity but rather an operating division of Georgia-Pacific, The Timber Company common stock, the only equity issued with respect to The Timber Company, represented a class of Georgia-Pacific’s common stock. The Timber Company common stock paid a quarterly dividend of $0.25 per share. Subsequent to The Timber Company Merger, Plum Creek paid dividends of $0.57 per share on November 30, 2001, and again on December 28, 2001. The December 28, 2001, dividend represents the acceleration of our fourth quarter 2001 dividend that normally would have been paid in February 2002.

TWENTY

PART II/ITEM 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described in “Risk Factors” under Item 1A in this Form 10-K. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

•	the failure to meet our expectations with respect to our likely future performance;

•	an unanticipated reduction in the demand for timber products and/or an unanticipated increase in supply of timber products;

•	an unanticipated reduction in demand for higher and better use timberlands or non-strategic timberlands;

•	our failure to make strategic acquisitions or to integrate any such acquisitions effectively or, conversely, our failure to make strategic divestitures; and

•	our failure to qualify as a real estate investment trust, or REIT.

It is likely that if one or more of the risks materializes, or if one or more assumptions prove to be incorrect, the current expectations of Plum Creek and its management will not be realized. Forward-looking statements speak only as of the date made, and neither Plum Creek nor its management undertakes any obligation to update or revise any forward-looking statements.

Overview

OPERATING PERFORMANCE

Operating income decreased by $29 million, or 6%, to $448 million in 2005. This decrease was due primarily to lower income from our Manufactured Products Segment. Operating income for our Manufactured Products Segment decreased by $28 million, or 48%, to $30 million in 2005. This decrease was due primarily to lower lumber and plywood prices and higher manufacturing costs. Despite record high housing starts in 2005, lumber and plywood prices declined due to increased supply (increased production in the United States and higher imports). Manufacturing costs increased due primarily to higher costs for logs and energy. During 2004, we recorded a $9 million impairment loss related to one of our lumber mills.

Operating income in our Northern Resources Segment increased by $2 million to $102 million. This increase was due primarily to a 3% increase in sawlog prices and a 3% increase in harvest volume, largely offset by higher log & haul cost. Operating income in our Southern Resources Segment increased by $14 million, or 7%, to $221 million. This increase was due primarily to a 4% increase in harvest volume and a 3% increase in sawlog prices, partially offset by higher log & haul cost. Operating income from our Real Estate Segment decreased by $12 million, or 8%, to $140 million. This decrease was due primarily to fewer acres sold in 2005 compared to 2004.

Our 2005 operating income was significantly impacted by rising energy costs. The increase in energy costs has resulted in higher costs associated with logging our timberlands, hauling our logs to customers and running our manufacturing facilities. The higher energy costs decreased our operating income in our Southern Resources Segment by $10 million, in our Northern Resources Segment by $9 million and in our Manufactured Products Segment by $5 million.

Our 2005 earnings were also impacted by a $23 million gain on sale of properties, net of tax, primarily related to the sale of our remaining coal reserves (see Note 3 of the Notes to Financial Statements) and a $5 million tax benefit related to the remeasurement of our deferred income tax liability (see Note 4 of Notes to Financial Statements).

TWENTY-ONE

PART II/ITEM 7

During the fourth quarter of 2005, we acquired 650,000 acres of timberland in Michigan for $345 million. This acquisition was financed partially by the issuance of $300 million senior notes due 2015. As a result of this acquisition and the related financing, we expect operating income in our Northern Resources Segment to increase between $10 million and $15 million and we expect interest expense to increase by $14 million.

KEY ECONOMIC FACTORS IMPACTING OUR BUSINESS

Our operating performance is impacted primarily by the supply and demand for logs and wood products in the United States. The short-term supply of logs is impacted primarily by weather and the level of harvesting activities. The demand for logs in the United States is impacted by housing starts, repair and remodeling activities and the amount of imported lumber, primarily from Canada. Housing starts are impacted primarily by interest rates. Mortgage interest rates continued at historically low levels during 2005 (averaging 6.1% for the year based on a 30-year fixed-rate conventional loan), which contributed to U.S. housing starts of approximately 2.06 million units during 2005, their highest level in the last 25 years. However, the number of housing starts is expected to decline during 2006. Thirty-year fixed-rate interest rates have generally been increasing in recent months and are expected to reach 6.5% by the end of 2006. Additionally, the number of houses and condominiums on the market at December 31, 2005 has increased by 26% over the prior year.

During 2005, the demand for sawlogs remained strong due to increased lumber and plywood production. Additionally during 2005, the demand for wood products remained strong due to the strength in both housing starts and repair and remodel activity. However, lumber and plywood prices decreased during 2005 from their record high prices in 2004 as a result of increased supply. The supply of lumber in the U.S. increased by approximately 5% during 2005 due primarily to the construction of new mills and increased imports from Canada.

Currency exchange rates, tariffs and quotas, availability and cost of transportation, and the relative cost of manufacturing wood products impact imports of lumber and other wood products into the United States. Canadian imports into the U.S. capture a significant share (approximately 33%) of the U.S. lumber market. A U.S. industry coalition believes the Canadian government, which owns most of the timberlands in Canada, provides unfair subsidies by selling timber at below market prices. Prior to 2002, a trade agreement with Canada limited imports of lumber into the United States. Since May 2002, the U.S. has imposed duties on Canadian imports. During most of 2005, duties were imposed at approximately 20%. However, recently the duties have been lowered to approximately 11%, and there is the potential they could be substantially eliminated in the near future. (See “U.S.-Canada Softwood Lumber Agreement” under this Item).

REAL ESTATE SALES AND DEVELOPMENT PROPERTIES

We estimate that included in our approximately 8.2 million acres of timberlands are approximately 1.3 million acres of higher and better use timberlands and about 530,000 acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for residential, recreational or conservation purposes. The non-strategic timberlands are expected to be sold over the next five years. Included within the 1.3 million acres of higher and better use timberlands are approximately 225,000 acres that will be developed either internally or through joint ventures.

We made significant progress in our land development business during 2005. We have identified 123,000 acres with an estimated 110 properties, that we expect to develop internally over the next 15 years. At December 31, 2005, we have ten internal development properties entitled and an additional 18 in the planning process. Revenue from sales of development properties was $3 million during 2005. We expect to continue to be in the start-up phase of this business during 2006, and as a result, revenue from sales of development properties is expected to range between $10 million and $25 million, plus revenues of approximately $40 million from the sale of one large project. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries.

Additionally, we have identified 102,000 acres that we expect to develop through joint ventures. During 2005, we entered into three joint venture agreements covering approximately 6,700 acres. We are the minority partner in each of these joint ventures, and our involvement is limited to selling and/or contributing land and exercising certain approval rights. We expect to enter into additional joint venture agreements during 2006. We do not expect any material revenues from these joint venture agreements during 2006 or 2007.

HARVEST LEVELS

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood included in our annual harvest also impact our operating performance. During 2005, we harvested a total of 19.2 million tons compared to

TWENTY-TWO

PART II/ITEM 7
a total of 18.6 million tons during 2004. We expect to harvest approximately 20 million tons during 2006. The increase in the 2006 harvest is due to the acquisition of timberlands in Michigan. For the Southern Resources Segment, we expect total tons harvested during 2006 to be approximately the same as 2005. However, during 2005 we substantially completed the conversion of numerous natural stands to plantations in order to improve growth rates. Therefore, we anticipate that the percentage of large-diameter sawlogs that we will harvest during 2006 compared to 2005 will decrease and the percentage of small-diameter sawlogs and pulpwood that we will harvest will increase. (See “Results of Operations, 2005 Compared to 2004, Southern Resources Segment,” under this Item.) Future harvest levels may vary from historic levels to take advantage of favorable prices or due to factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by our sale of timberlands and the extent to which proceeds are reinvested in core timberlands.

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

(2) Pay-as-Cut Contracts. Pay-as-cut contracts are agreements which the buyer agrees to harvest all of the trees on a tract of land for an agreed upon price for each type of tree over the term of the contract (usually 12 to 18 months). In some cases an advance is received in connection with pay-as-cut contracts, and in other cases the buyer agrees to harvest only certain trees on a tract of land. Under pay-as-cut contracts, the buyer is responsible for all logging and hauling costs. Revenue is recognized when the trees are harvested, as title and risk of loss has transferred to the buyer. Total revenue recognized under a pay-as-cut contract is a function of the total volume of wood removed multiplied by the agreed upon per unit price for each type of tree on a tract of land.

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

Since revenue is recognized under a lump-sum sale agreement as the trees are cut, an estimate of how much revenue to recognize each month is made based on how much volume has been removed compared to the total volume available for harvest on a tract of land according to the timber cruise. We generally receive weekly information from the buyer regarding how much volume has been removed. Additionally, we gather information by observing the tract to estimate the percentage of original timber harvested. In most cases, the total volume harvested from a tract of land is different than the volume estimated in the timber cruise. If the total volume removed is greater than the cruise-estimated volume, we will stop recognizing revenue once the total revenue recognized is equal to total lump-sum contract price. No revenue will be recognized for volumes harvested in excess of the cruise-estimated volume. If the total volume removed is less than the cruise-estimated volume, an adjustment will be recorded in the month in which

TWENTY-THREE

PART II/ITEM 7
we learn of the difference. The adjustment is an increase in revenue equal to the difference between the total revenue recognized to date and the total lump-sum contract price. Finally, for our larger lump-sum contracts, which cover multiple tracts, we adjust revenues at the end of each accounting period for any known trends in the tracts that have been completely harvested. For lump-sum contracts completed during the past twelve quarters, our largest quarterly adjustment to record the difference between estimated lump-sum revenues and actual revenues has been $0.4 million.

The following table summarizes amounts recognized under each method from sales to external customers in the company’s financial statements for the years ended December 31 (in millions):

	2005	2004

Revenues from:
Delivered log sales	$626	$563
Pay-as-cut sales	$61	$53
Lump-sum sales	$47	$47

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

Real Estate Sales

We estimate that included in the company’s approximately 8.2 million acres of timberlands are about 1.3 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 530,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. The timing of real estate sales, however, is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the ability to get entitlements, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. As a result, the timing of our real estate sales may materially impact our reported operating income and net income.

During 2005, the Real Estate Segment reported an operating profit percentage of approximately 48%. We estimate our Real Estate Segment’s annual operating profit percentage could range from 35% to 70% of revenues. Operating profit percentages vary significantly and depend upon the mix of real estate sales. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, the sale of conservation easements will have an operating profit percentage of close to 100% because no book basis is allocated to this type of revenue. Sales of recently acquired properties will generally have relatively lower operating profit percentages while sales of properties held for a long time will tend to have relatively higher operating profit percentages. Sales of timberlands owned by Plum Creek prior to The Timber Company Merger, which, for accounting purposes, were deemed acquired as of the merger date, will thus have lower operating profit percentages since these properties were recorded at appraised value as of October 2001.

In connection with major timberland acquisitions we are generally not able to identify our future real estate sales. However, while our purchase price allocation and related appraisals reflected greater values for real estate which may be sold in the future for uses which have a higher value than timber production, we are generally not able to identify specific properties. Therefore, in connection with our purchase price allocation for timberland acquisitions, the greater values for real estate are allocated proportionately among all the acres acquired, except when we can specifically identify properties. In general, however, timberlands are acquired primarily for long-term use in our timber operations and specific properties cannot be identified in advance because their value is dependent upon numerous factors, most of which are not known at the acquisition date, including current and future zoning restrictions, current and future environmental restrictions, future changes in demographics, future changes in the economy, current and future plans of adjacent landowners, and current and future funding of government and not-for-profit conservation and recreation programs. We believe that current and future results of operations could be materially different under different purchase price allocation assumptions, and generally, when we acquire properties,

TWENTY-FOUR

PART II/ITEM 7
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

The company has grown substantially through acquisitions in recent years. A large portion of the carrying value of the company’s Timber and Timberlands, and Property, Plant and Equipment represents amounts of the purchase price of recent acquisitions allocated to those assets. The allocation of the purchase price in a business combination is highly subjective. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. SFAS No. 144 requires that long-lived assets be grouped and evaluated for impairment at the lowest level for which there are independent cash flows. The company tracks cash flows for its 8.2 million acres of timberlands by grouping them into eight geographic areas in the Northern Resources Segment and nine geographic areas in the Southern Resources Segment. Additionally, the company tracks cash flows for each of its ten manufacturing facilities.

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

(2) Timber and Timberlands Held for Sale. SFAS No. 144 provides that an impairment loss is recognized for long-lived assets held for sale when the carrying value of such asset exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer, and the sale is expected to close within one year. During 2005, the above criteria were met by a number of our timberland properties, and we recognized impairment losses of $1 million. Similarly, we recognized impairment losses of $21 million in 2004 and $14 million during 2003 in connection with timberlands held for sale. See Note 3 of the Notes to Financial Statements. We expect to continue to sell or exchange non-strategic timberlands to other forest products companies or non-industrial investors, and it is probable that we will recognize, in accordance with SFAS No. 144, additional impairment losses in the future in connection with sales of non-strategic timberlands.

In accordance with SFAS No. 144, an impairment loss is generally not recorded until management has concluded that it is probable (i.e., likely) that timberlands will be sold within the next 12 months. For many properties that are currently being actively marketed, it is difficult to conclude whether they will be sold within one year and at what price. Nevertheless, management performs a probability assessment for all properties that are being actively marketed and records an impairment loss (to the extent the property’s book basis exceeds its estimated fair value net of selling cost) in the quarter in which management has concluded it is likely the property will be sold within 12 months based on its best estimate of fair value.

(3) Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our ten manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful live of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs, volumes of product sold,

TWENTY-FIVE

PART II/ITEM 7
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

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2005	2004

Depletion Expense
Northern Resources Segment	$20	$20
Southern Resources SegmentA	51	46

Total depletion expense	$71	$66

Average Depletion Rates (per ton)
Northern Resources Segment	$3.65	$3.78
Southern Resources Segment	$3.75	$3.47
Assumptions Used to Determine the Average Depletion Rates
Estimated future silviculture costs, including the impact of inflation
Northern Resources Segment	$57	$53
Southern Resources SegmentB	$407	$381
Estimated future volume (in million tons)
Northern Resources SegmentC	329	281
Southern Resources Segment	452	456
Sensitivity of Results to Changes in Key Assumptions

Increase in depletion expense for a 10%:
Increase in estimated future silviculture costsD
Northern Resources Segment	$0.1	$0.1
Southern Resources Segment	$1.2	$1.0
Decrease in estimated future volumeE
Northern Resources Segment	$2.2	$2.2
Southern Resources Segment	$5.7	$5.1

A	Depletion expense for 2005 includes a $2 million loss, representing the book basis of timber volume destroyed as a result of severe winds from Hurricane Katrina.

B	Reflects an increase in our estimates of future costs associated with fertilization treatments due to higher chemical and application costs.

C	Increase in estimated future volumes is due to the 2005 acquisition of timberlands in Michigan.

D	Assumes future timber volumes do not change.

E	Assumes future silviculture costs do not change.

TWENTY-SIX

PART II/ITEM 7

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

In connection with our merger with The Timber Company, we wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability relates to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2005, the $11 million deferred income tax liability was reduced by $1 million in connection with sales of timberlands subject to the built-in gains tax.

Based on projected timberland sales subject to the built-in gains tax for the period December 31, 2005 to October 6, 2011, and our ability to successfully reinvest proceeds in like-kind properties, we estimate we need a deferred tax liability of $5 million. As a result, we reduced the deferred tax liability associated with expected sales of timberlands subject to the built-in gains tax from $10 million to $5 million and correspondingly recorded a deferred tax benefit of $5 million during 2005. See Note 4 of the Notes to Financial Statements.

It is likely that actual timberland sales subject to the built-in gains tax over the ten-year period will be greater than, or less than, our current projection. An adjustment to earnings will be required in the period in which it is determined that timberland sales subject to the built-in gains tax will be greater than, or less than, our current projection.

LONG-TERM INCENTIVE PLANS

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, dividend equivalents and value management awards. See Note 11 of the Notes to Financial Statements.

The company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) effective January 1, 2006. See Note 1 of the Notes to Financial Statements. Prior to January 1, 2006, the company used the fair value method of accounting for its stock-based compensation. (The company adopted SFAS No. 123, Accounting for Stock-Based Compensation, effective January 1, 2002.) Therefore, the company does not expect the expense for stock options, restricted stock and restricted stock units to be materially different under SFAS No. 123(R) than the expense it recognized under SFAS No. 123. During 2005, the company recognized in the aggregate stock-based compensation expense of $3.4 million for stock options and restricted stock. There were no outstanding restricted stock units during 2005.

TWENTY-SEVEN

PART II/ITEM 7

In addition to stock options and restricted stock, the company also grants dividend equivalents and value management awards, a portion of which may be payable in the company’s stock. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value of an award as of the last day of the performance period times the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. The company does not expect the total expense recognized over the performance period for dividend equivalents and value management awards computed in accordance with SFAS No. 123(R) to be materially different than the total expense currently computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of dividend equivalent and value management awards, the quarterly and annual expense recognized under SFAS No. 123(R) could be materially different than the quarterly and annual expense we recognized under SFAS No. 123. During 2005, the company recognized in the aggregate stock-based compensation expense of $5.3 million for dividend equivalents and value management awards.

In connection with the adoption of SFAS No. 123(R), the company expects to recognize during the first quarter of 2006, a $2 million, net of tax, increase to earnings as a cumulative effect of an accounting change. The benefit is based on the difference between the fair values of outstanding dividend equivalent and value management awards as of January 1, 2006, and our accrued liability for dividend equivalent and value management awards at December 31, 2005.

After adjusting for the cumulative effect of an accounting change, our accrued stock-based compensation liability for dividend equivalent and value management awards is $9 million. The $9 million accrued liability at January 1, 2006 is based on the current fair value of the outstanding awards times the percentage of months worked during the performance period. The fair value of the outstanding awards is impacted by our performance compared to several peer groups, the maximum value of an award, and the vested portion of dividend equivalents. The liability at January 1, 2006 could range between $6 million and $16 million based on the possible fair values of all outstanding awards. Beginning with the first quarter of 2006, any change in our accrual as a result of the change in an award’s fair value will be fully reflected in the current quarter’s operating income.

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

TWENTY-EIGHT

PART II/ITEM 7

The computation of the company’s benefit obligation, pension cost and accrued pension liability under accounting principles generally accepted in the United States of America requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2005	2004

Assumptions Used to Determine the Benefit Obligation at December 31
Discount rateA	5.75%	5.75%
Rate of compensation increaseC	3.7%	3.7%
Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.75%	6.25%
Expected long-term return on plan assetsB	7.75%	7.75%
Rate of compensation increaseC	3.7%	3.7%

A	The December 31, 2005, discount rate was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2005, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2005.

B	The expected long-term rate of return on plan assets assumption is based on the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio.

C	The assumed rate of increase of future compensation levels represents our long-term estimate of such increases on the basis of the composition of plan participants, past results and market expectations.

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

The following table summarizes key financial measures and sensitivities to changes in assumption for the years ended December 31 (in millions):

	2005	2004

Key Financial Measures
Pension expense	$9	$7
Cash pension plan contributions — qualified plan	9	9
Cash grantor trust funding — supplemental plans	2	1
Unfunded accrued pension cost	14	14
Sensitivity to Changes in Key Assumptions

Increase in pension expense for every 0.25 percentage point:
decrease in long-term rate of return on plan assets	$0.2	$0.2
decrease in weighted average discount rate	0.7	0.7
increase in rate of increase in compensation levels	0.2	0.1
Increase in qualified pension funding for every 0.25 percentage point decrease in weighted average discount rate	$3.7	$3.7

Assuming an average long-term rate of return on plan assets of 7.75%, a weighted average discount rate of 5.75% for 2006 and 6.00% for 2007 and beyond, and a 3.70% rate of increase in compensation levels, we project that our annual pension expense for 2006 through 2008 will be comparable to the $9 million annual pension expense in 2005. Over the same time period, the annual cash funding required under our present funding policy and current funding rules for the qualified pension plan is expected to be approximately $3 million during 2006 increasing to approximately $7 million by 2009.

TWENTY-NINE

PART II/ITEM 7

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The consolidated financial statements of the company reflect all of the operations and assets and liabilities of the company. During 2005, the company entered into three joint venture agreements with land developers covering approximately 6,700 acres. We are the minority partner in each of these joint ventures, and our involvement is limited to selling and/or contributing land and exercising certain approval rights. The company has no other relationships with unconsolidated entities or financial partnership, such as entities referred to as structured finance or special purpose entities. Consequently, the company has no off-balance sheet debt.

During the fourth quarter of 2005, we entered into two treasury-lock arrangements to secure current long-term interest rates in connection with our issuance of $300 million of senior notes due 2015. See Note 6 of the Notes to Financial Statements. These hedging transactions were settled for a net amount of less than $0.1 million. The company is not a party to any other derivative transactions.

The following table summarizes our contractual obligations at December 31, 2005 (in millions):

		Payment due by period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debtA	$2,846	$329	$469	$902	$1,146
Operating lease obligations	26	4	7	5	10
Timber obligations	11	1	2	2	6
Long-term incentive plans	12	3	8	1	—
Purchase ObligationsB	43	31	12	—	—
Other Long-Term LiabilitiesC	—	—	—	—	—

Total Contractual Obligations	$2,938	$368	$498	$910	$1,162

A	In addition to principal, Long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt of $118 million (Less than one year), $196 million (1-3 years), $149 million (3-5 years), and $153 million (More than 5 years). Also, short-term variable rate debt interest of $1 million is included in 2006 and is based on the actual interest rate as of December 31, 2005. As we expect borrowings outstanding under our line of credit to vary, only repayment of principal is included. Interest expense related to our line of credit was $5 million in 2005.

B	Purchase obligations are comprised primarily of $15 million for raw materials for our MDF facilities, $11 million for third-party logs for our plywood and sawmill facilities, $4 million for real estate development, and $3 million for reforestation and silviculture.

C	We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2005, other long-term liabilities include workers’ compensation of $8 million, deferred compensation obligations of $8 million and non-qualified pension obligations of $17 million. We expect to fund approximately $2 million for workers’ compensation payments in 2006. We have made contributions to our qualified pension plan such that the fair value of the pension plan assets at December 31, 2005, exceeds the actuarially computed accumulated benefit obligation. As a result of this funding level, there are no qualified pension-funding obligations at December 31, 2005. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2005, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $8 million. Additionally, at December 31, 2005, the fair value of assets in the other grantor trust of $18 million exceeded the actuarially computed accumulated benefit obligation for our non-qualified pension plans of $17 million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. See Notes 8 and 10 of the Notes to Financial Statements.

Events and Trends Affecting Operating Results

HARVEST PLANS

We determine our annual roundwood (sawlogs and pulpwood, including stumpage sales) harvesting plans based on a number of factors. At the stand level, ranging in size from 10 to 200 acres, we consider the age, size, density, health and economic maturity of the timber. A stand is a contiguous block of trees of a similar age, species mix and silvicultural regime. At the forest level, ranging in size from 105,000 to 770,000 acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, certain external conditions such as supply agreements, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands. “Harvest scheduling” is the technical approach using computer modeling that considers all

THIRTY

PART II/ITEM 7
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

Harvest levels in the Northern Resources Segment were 5.4 million tons (66% sawlogs and 34% pulpwood) during 2005 and 5.2 million tons (67% sawlogs and 33% pulpwood) during 2004. Harvest levels in the Northern Resources Segment in 2006 are expected to increase by approximately 16% over 2005 and are expected to be 62% sawlogs and 38% pulpwood. The primarily reason for this increase and change in mix is due to our acquisition of 650,000 acres of timberlands in Michigan during the fourth quarter of 2005.

Harvest levels in the Southern Resources Segment were 13.8 million tons (51% sawlogs and 49% pulpwood) during 2005 and 13.3 million tons (50% sawlogs and 50% pulpwood) during 2004. Harvest levels in the Southern Resources Segment in 2006 are expected to increase by approximately 1% over 2005 and are expected to be 50% sawlogs and 50% pulpwood.

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

The trade agreement expired in March 2001, and soon thereafter a U.S. industry coalition, of which Plum Creek is a member, submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce. In March 2002, the Department of Commerce rendered a final determination in favor of the U.S. industry coalition and set a 19.3% countervailing duty on Canadian lumber imports and an anti-dumping duty on all non-investigated Canadian exporters averaging 9.7% (representing the weighted average of the anti-dumping rates imposed on the investigated Canadian exporters). The Department of Commerce decreased these duties in April 2002 to 18.8% and 8.4%, respectively, and in December 2004, it decreased them again to 16.4% and 3.8%, respectively. In December 2005, the countervailing duty rate was reduced to 8.7% and the anti-dumping duty was reduced to 2.1%, for a combined duty of 10.8%. Due to strong demand for lumber in the U.S. and favorable lumber prices, the duties have not thus far had the effect of decreasing Canadian lumber imports’ share of the U.S. market. It is uncertain whether Canada’s share of the U.S. market would be adversely affected by import duties in times of weaker domestic demand for lumber.

The future of the U.S.-imposed import duties on Canadian lumber remains uncertain. While the WTO and NAFTA appeal boards have issued rulings on Canadian challenges to the duties that affirmed the U.S. position regarding a Canadian subsidy on stumpage, the rulings also included provisions for re-examining the calculation and level of the duties. In September 2005, the NAFTA panel remanded to the Department of Commerce its subsidy calculation upon which duties are based with instructions to make a “de minimus” calculation. In response, the Department of Commerce issued a subsidy calculation of 0.8% in November 2005, which could result in the elimination of countervailing duty by as early as September 2006. The U.S. industry coalition has challenged the Department of Commerce subsidy calculation to a NAFTA panel. If the calculation is ultimately upheld, it is possible that the countervailing duty could be eliminated entirely.

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

THIRTY-ONE

PART II/ITEM 7

The U.S. and representatives of the Canadian government continue, from time to time, to pursue a settlement agreement. However, there can be no assurance that an agreement will be reached, or that the terms of any such final agreement would be favorable to the U.S. lumber industry’s interests. Likewise, there can be no assurance that the ultimate legal resolution of this dispute will be on terms favorable to the U.S. industry’s interest. Therefore, other factors remaining unchanged, any downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase, particularly during periods of weak lumber demand.

COMPARABILITY OF FINANCIAL STATEMENT PERIODS

Acquisitions and Divestitures. We have pursued and expect to continue to pursue both the acquisition and divestiture of timberlands to increase the value of our assets. During 2005, we acquired 754,000 acres of timberlands, located in Northern Michigan, Arkansas and Florida. During 2004, we acquired 78,000 acres of timberlands located in Arkansas and Maine. During 2003, we acquired 139,000 acres of timberlands located primarily in South Carolina, Arkansas and New Hampshire. We sold approximately 232,000 acres of timberlands in 2005, 375,000 acres in 2004, and 125,000 acres in 2003. As a result of these timberland acquisitions and dispositions, our ownership was 8.2 million acres at December 31, 2005, 7.8 million acres at December 31, 2004, and 8.1 million acres at December 31, 2003. Accordingly, the comparability of periods covered by the company’s financial statements is, and in the future may be, affected by the impact of timberland acquisitions and divestitures.

Results of Operations

The following table compares Operating Income (Loss) by Segment for the years ended December 31 (in millions):

	2005	2004	2003

Northern Resources	$102	$100	$82
Southern Resources	221	207	216
Real Estate	140	152	47
Manufactured Products	30	58	(5)
Other	13	9	7
Gain on Sale of Other Assets	—	5	—

Total Segment Operating Income	506	531	347
Other Costs & Eliminations	(58)	(54)	(44)

Operating Income	$448	$477	$303

2005 COMPARED TO 2004

Northern Resources Segment. Revenues increased by $22 million, or 7%, to $347 million in 2005. This increase was due primarily to higher harvest volume ($12 million) and higher product prices ($11 million). The increase in volume is due primarily to harvesting on timberlands acquired during the past several years, stronger log demand due to new mills, and an increase of harvest levels in certain markets to take advantage of favorable log prices. Revenues in 2005 included $4 million from the harvesting of 85,000 tons associated with our acquisition of 650,000 acres of timberlands in Michigan during November of 2005.

Sawlog prices increased by 3% ($8 million) due primarily to higher demand for logs as a result of increased lumber production and a limited supply of logs. Pulpwood prices increased by 8% ($5 million) due primarily to low log inventories.

Northern Resources Segment operating income was 29% of its revenues for 2005 and 31% for 2004. Segment costs and expenses increased by $20 million, or 9%, to $245 million in 2005. This increase was primarily due to higher per ton log and haul rates ($12 million) and higher harvest volume. Log and haul cost on a per ton basis increased by 7% due primarily to higher fuel costs. Segment expenses in 2005 included $3 million as a result of our harvesting on recently acquired timberlands in Michigan.

For 2006, we expect harvest volumes to increase approximately 16% to 6.3 million tons. This increase is due primarily to the approximately 850,000 tons we expect to harvest from our recently acquired timberlands in Michigan.

THIRTY-TWO

PART II/ITEM 7

Southern Resources Segment. Revenues increased by $42 million, or 9%, to $501 million in 2005. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber ($19 million), higher harvest volume ($11 million) and higher softwood sawlog prices ($7 million).

Revenues increased $19 million due to the company’s increased percentage of delivered log sales. A portion of the increase in delivered log sales is by way of decreasing the percentage of standing timber sales. Under its delivered log sale agreements, the company is responsible for log and haul costs. When standing timber is sold, the buyer incurs the log and haul costs. The company sells logs on a delivered basis when, in management’s judgment, log merchandising efforts will yield a premium over selling stumpage. While revenues are higher when the company is responsible for the logging and hauling of timber, a large portion of that increase in revenue is to cover the related increase in cost of sales. As a result, on delivered log sales the company realizes lower operating income as a percentage of revenue, even though operating income is generally improved.

Harvest volume increased due to favorable harvesting conditions during most of 2005 and a planned increase in harvest levels. The planned increase in harvest levels is the result of an increased percentage of maturing timber on our southern timberlands.

Softwood sawlog prices increased temporarily during the first half of 2005 due primarily to a weather-related shortage of logs. Several of our customers had low log inventories at the end of 2004 due to wet weather during the second half of 2004, and as a result, offered higher prices in order to rebuild log decks.

Southern Resources Segment operating income was 44% of its revenues for 2005 and 45% for 2004. Southern Resources Segment costs and expenses increased by $28 million, or 11%, to $280 million in 2005. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber, increased harvesting volume, and higher fuel costs. The per ton rate increase for log and haul costs, which increased costs and expenses by $11 million, was due primarily to higher fuel costs.

In 2005, approximately 350,000 acres of our timberlands in Mississippi were impacted by severe winds from Hurricane Katrina. As a result, we recorded a $2 million loss in 2005, which represents the book basis for approximately 600,000 tons of timber that was destroyed. Following Hurricane Katrina, we began salvaging timber that was blown down but not destroyed. For 2005, operating income was reduced by $1 million due to higher logging costs from our salvage operations. We expect to complete salvage operations during the first quarter of 2006 and estimate additional logging costs associated with our salvage operations to be approximately $1 million.

During 2005, we harvested approximately 13.8 million tons of timber. We expect total tons harvested during 2006 to be approximately the same. However, during 2005 we substantially completed the conversion of numerous natural stands to plantations in order to improve growth rates. Therefore, we anticipate that the percentage of large-diameter sawlogs that we will harvest during 2006 compared to 2005 will decrease and the percentage of small-diameter sawlogs and pulpwood that we will harvest will increase. As a result of this change in log mix, we expect revenues and operating income to decrease between $10 million and $15 million.

Real Estate Segment

	2005			2004

	Acres	Revenues	Revenue	Acres	Revenue	Revenue
Property	Sold	(millions)	per Acre	Sold	(millions)	per Acre

Small Non-Strategic	148,200	$160	$1,075	34,000	$42	$1,230
Large Non-Strategic	40,000	31	780	255,000	133	520
Conservation	22,600	26	1,150	65,000	73	1,125
Higher and Better Use/ Recreational	21,000	59	2,820	21,100	52	2,450
Development Properties	200	3	14,500	50	3	61,000
Conservation Easements	n/a	13	450	n/a	—	—

Total	232,000	$292		375,150	$303

Revenues decreased by $11 million to $292 million in 2005. Excluding revenues from the large, non-strategic timberland sales, revenues increased $91 million to $261 million for 2005, compared to $170 million for 2004. This increase is due primarily to an increase in land sales activity as the company executes its strategy of selling non-strategic timberlands. Large, non-strategic timberland sales excluded, the sales of our conservation and small non-

THIRTY-THREE

PART II/ITEM 7
strategic timberlands accounted for approximately 90% of the acres sold during 2005 compared to 82% of the acres sold during 2004. Higher and better use timberland sales represented approximately 10% of the acres sold during 2005 compared to 18% of the acres sold during 2004.

Our land portfolio includes 6.4 million acres of core timberlands, 530,000 acres of timberland considered to be non-strategic, and 1.3 million acres of timberlands with higher value for uses other than growing timber. These 1.3 million acres with higher values are further segmented into three categories: conservation (500,000 acres); recreation and higher and better use properties (550,000 acres); and those properties to be developed (225,000 acres). The non-strategic timberlands are expected to be sold as small tracts over the next five years. The higher value properties, located throughout our ownership, appeal to a variety of buyers and are expected to be sold over the next 15 years. Until these properties are sold, they will continue to be used productively in our business of growing and selling timber. The timing of real estate sales, however, is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the ability to get entitlements, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. We expect revenues from real estate sales during 2006 to range between $280 and $300 million from the sale of 100,000 to 150,000 acres. We estimate these sales will consist of 45,000 to 60,000 non-strategic acres, up to 6,000 development acres and the remainder from the sales of higher and better use and conservation acres.

Real Estate Segment operating income was 48% of its revenues for 2005, compared to 50% for 2004. Real Estate Segment costs and expenses increased by $1 million to $152 million in 2005. This increase was due primarily to an increase in land sales activity associated with small parcels of non-strategic timberlands ($28 million, primarily land basis) and an increase in costs associated with development activities ($7 million), offset in part by a decrease in large, non-strategic timberland sales ($34 million, primarily land basis). Costs associated with our real estate development activities increased to $10 million in 2005 compared to $3 million in 2004 due primarily to new costs (e.g. investigatory, appraisals, feasibility studies, environmental and engineering studies, market analysis) associated with our expanding real estate development business.

Manufactured Products Segment. Revenues decreased by $14 million, or 3%, to $504 million in 2005. This decrease was due primarily to lower lumber prices ($11 million), lower plywood prices ($9 million), offset in part by higher MDF prices ($10 million). Despite the highest level of U.S. housing starts since 1972 (U.S. housing starts during 2005 were 5.6% higher than housing starts during 2004), lumber prices decreased by 7% due primarily to increased lumber production and imports. U.S. lumber production during the first eleven months of 2005 was 4% higher than the same period in 2004 due to start-up of new mills and capacity expansions at existing mills. Furthermore, lumber imports from Canada during the first eleven months of 2005 increased by 2% over the same period in 2004, and offshore imports (Europe and Latin America) increased by 28%, due primarily to the strength of the U.S. economy and weak foreign markets.

Plywood prices decreased by 7% due primarily to the increase in North America structural panels (plywood and oriented strand board) production capacity and offshore imports. During 2005, North America structural panel production capacity has increased by approximately one billion square feet, or approximately 3% of the annual U.S. structural panel consumption. During 2005, offshore imports (primarily Latin America) increased 32% over 2004 amounts.

MDF prices increased 6% due primarily to improved demand and a richer production mix. MDF demand has increased due to strong housing starts and improved repair and remodeling markets. During the first half of 2004, we resolved all of our start-up issues associated with our new MDF thin-board line and, as a result, have increased the percentage of higher-margin products we produce.

Manufactured Products Segment operating income was 6% of its revenues for 2005 and 11% for 2004. This decrease was due primarily to lower lumber and plywood prices and higher energy and raw material costs. Manufactured Products Segment costs and expenses increased by $14 million, or 3%, to $474 million in 2005. This increase was due primarily to higher log costs and higher energy prices. Log costs have increased due primarily to a declining supply of logs in Montana and favorable lumber and plywood prices. Energy costs, including the impact on resin prices, have increased by $5 million over the prior year.

Other Costs and Eliminations/ Gain on Sale of Other Assets. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $58 million in 2005, compared to a decrease of $54 million in 2004. This increase of $4 million was due primarily to higher corporate overhead associated with accounting and timber and timberland systems, and corporate compliance. Corporate

THIRTY-FOUR

PART II/ITEM 7
overhead during 2006 is expected to increase by an additional $5 million to $10 million as a result of increased costs associated with strategic business development, information technology and long-term incentive plans.

During 2004, we sold our working interest in our coalbed methane gas joint operating agreement to Geomet, Inc. for $27 million and recorded a gain of $5 million.

Interest Expense, net. Net interest expense decreased by $2 million to $109 million for 2005. This decrease was due primarily to the replacement of high interest rate debt with lower interest rate debt. We expect interest expense for 2006 to increase by $14 million to $123 million due primarily to the issuance of $300 million senior notes due 2015 in connection with our November 15, 2005 acquisition of timberland in Michigan.

Provision for Income Taxes. The provision for income taxes was $8 million for 2005 compared to $27 million for 2004. This decrease of $19 million is due primarily to a $28 million decline in the operating income of the Manufacturing Products Segment (resulting in a lower tax expense of $11 million), a $5 million remeasurement of our Deferred Tax Liability, and the $5 million gain we recognized during the second quarter of 2004 from the sale of our coalbed methane gas working interest (resulting in a higher tax expense in the prior year of $2 million).

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sale of some of our higher and better use lands. Furthermore, as we continue to expand our real estate development business we expect a greater percentage of our income will be subject to corporate-level income tax.

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

During the fourth quarter of 2001, in connection with our merger with The Timber Company, we wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability relates to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2005, the $11 million deferred income tax liability was reduced by $1 million in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we are required to remeasure the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax whenever management has better information to make an estimate. Prior to 2005, the company was in the process of expanding its real estate sales and believed it needed $11 million of deferred income taxes for expected sales of timberlands subject to built-in gains tax. During 2005, management revised its prior projection of future sales as well as the extent to which future sales proceeds could be successfully reinvested in like-kind property. Based upon the revised projection, management estimated that the company needed $5 million of deferred incomes taxes associated with timberlands acquired in connection with our 2001 merger with The Timber Company. This estimate was based on projected timberland sales subject to the ability to successfully reinvest proceeds in like-kind properties. Therefore, during 2005, we reduced the related deferred tax liability associated with expected sales of timberlands subject to built-in gains tax from $10 million to $5 million and correspondingly, recorded a deferred tax benefit of $5 million. Since there is significant judgment in estimating future sales subject to the built-in gains tax and our ability to successfully reinvest proceeds in like-kind property, these estimates may be revised during the remaining built-in gains tax period. Any revised estimate may result in a material adjustment to our deferred tax liability.

Gain on Sale of Properties, net of tax. In December 2004, the company sold certain subsurface property rights (primarily coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia. The net gain, after reducing the proceeds for applicable book basis and income taxes, was $23 million. During the first quarter of 2005, the company sold its remaining coal reserves for a total gain of $20 million, net of selling costs and

THIRTY-FIVE

PART II/ITEM 7
applicable income taxes. The company also sold other industrial mineral assets during the fourth quarter 2005 for a total gain of $3 million, net of tax.

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

Real Estate Segment. Revenues increased by $179 million to $303 million in 2004. This increase is due primarily to an increase in land sales activity as the company executes its strategy of selling higher and better use timberlands and non-strategic timberlands. During 2004, we sold approximately 255,000 acres of large, non-strategic timberlands for $133 million compared to 29,000 acres for $13 million in 2003. During 2004, we sold approximately 120,000 acres of higher and better use timberlands and small parcels of non-strategic timberlands for $170 million compared to 96,000 acres for $111 million in 2003.

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

Manufactured Products Segment. Revenues increased by $121 million, or 30%, to $518 million in 2004. This increase was due primarily to higher lumber prices ($41 million), higher plywood prices ($36 million) and higher MDF sales volume ($24 million). Lumber prices increased by 27% due primarily to exceptionally strong housing starts during 2004 on top of 25-year record-high housing starts during 2003, limited log availability and transportation issues. Housing starts for 2004 were 6% higher than housing starts during 2003. Log availability was limited during the first half of 2004 as a result of severe forest fires in the Western United States and Canada during the second half of 2003. Also favorably impacting lumber prices were inventory shortages during most of 2004 as a result of rail transportation delays. However, commodity lumber prices peaked in August and have since declined by approximately 10%. Plywood prices increased by 33% due primarily to near record-high structural panel (plywood and oriented strand board) prices and strong industrial demand. Structural panel prices were at near record-high levels during the first six months of 2004 as a result of exceptionally strong housing starts and low field inventories at the beginning of the year. Wholesalers and distributors continued their just-in-time buying pattern during 2003, and

THIRTY-SIX

PART II/ITEM 7
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

Other Costs and Eliminations/ Gain on Sale of Other Assets. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $54 million in 2004, compared to a decrease of $44 million in 2003. This difference of $10 million was due primarily to an increase in corporate expenses. Corporate expenses have increased due primarily to higher costs for long-term incentive plans of $6 million (see Note 11 of the Notes to Financial Statements) and higher regulatory costs of $2 million.

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

Provision for Income Taxes. The provision for income taxes was a $27 million expense for 2004, compared to a $6 million benefit for 2003. This change of $33 million was due primarily to the $63 million improvement in the operating performance for the Manufactured Products Segment (resulting in a higher tax expense of $25 million) and a $5 million gain on the sale of our working interest in a joint operating agreement to Geomet, Inc. (resulting in a higher tax expense of $2 million). Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code, and as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and sales of some of our higher and better use timberlands. See Note 4 of the Notes to Financial Statements.

Gain on Sale of Properties, net of tax. In December 2004, Plum Creek sold certain subsurface property rights (primarily coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia. The company received proceeds of $23 million in connection with the sale and the release of certain legal claims, which the company believes comprised a portion of the proceeds. However, the sale agreement did not specify an allocation. The net gain from this sale and settlement of certain legal claims, after reducing the proceeds for applicable book basis and income taxes, was $23 million.

Financial Condition and Liquidity

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2005 totaled $516 million, compared to $582 million in 2004. The decrease of $66 million was due primarily to a $28 million decrease in operating income from our manufacturing facilities and a $24 million negative change in working capital. The negative working capital change was due primarily to an increase in like-kind exchange proceeds held in escrow.

Net cash provided by operating activities for the year ended December 31, 2004 totaled $582 million, compared to $385 million for 2003. The increase of $197 million was due primarily to a $179 million increase in revenues from timberland sales (which included $133 million of revenues from sales of large, non-strategic timberlands, which was used to repay debt) and a $63 million improvement in operating income from our manufacturing facilities, offset in part by a $29 million negative change in working capital. The negative working capital change was due primarily to an increase in like-kind exchange proceeds held in escrow and manufacturing inventories.

Debt Financing. In August of 2004, the company filed with the Securities and Exchange Commission a shelf registration statement under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, debt securities, depositary shares, warrants and guarantees up to a

THIRTY-SEVEN

PART II/ITEM 7
total amount of $400 million, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time, offer and sell debt securities up to an additional total amount of $400 million. At December 31, 2005, under the company’s shelf registration statement, $400 million remained available for issuance of equity or debt securities at Plum Creek Timber Company, Inc. and $100 million remained available for issuance of debt securities at Plum Creek Timberlands, L.P.

In November of 2005, Plum Creek Timberlands, L.P. issued $300 million aggregate principal notes with a coupon rate of 5.875% at a market price of 99.731% of the principal amount. The notes, issued under the company’s and Plum Creek Timberlands, L.P.’s shelf registration statement, mature in 2015. The net proceeds of $297 million were used primarily to acquire 650,000 acres of timberlands in Michigan, valued at $345 million. The transaction was also by funded by $87 million of like-kind exchange funds.

In May of 2005, the company entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of timberlands in Florida. At December 31, 2005, the interest rate for the term loan was 4.88%, which is based on LIBOR plus 0.5%. This rate can change from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

The company has a $650 million facility revolving line of credit maturing on January 15, 2009. As of December 31, 2005, the weighted-average interest rate for the line of credit was 5.14%. The interest rate on the line of credit is based on LIBOR plus 0.875% and includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily, based on cash needs. As of December 31, 2005, we had $495 million of borrowings and $6 million of standby letters of credit outstanding; $149 million remained available for borrowing under our line of credit. As of January 6, 2006, $398 million of the borrowings under our line of credit was repaid.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of December 31, 2005.

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

Capital Expenditures. Capital expenditures, excluding the acquisition of timberlands, for 2005 were $89 million, compared to $70 million in 2004 and $84 million for 2003. During 2005, Plum Creek acquired approximately 754,000 acres of timberlands located in Northern Michigan, Arkansas and Florida for $501 million with funds from tax-deferred exchange transactions, debt and funds from operations. During 2004, Plum Creek acquired approximately 78,000 acres of timberlands located primarily in Arkansas and Maine for $66 million with funds from operations and funds from tax-deferred exchange transactions.

Planned capital expenditures for 2006, excluding the acquisition of timberlands, are expected to range between $110 million and $120 million and include approximately $73 million for our timberlands, $26 million for land development investments, and $13 million for our manufacturing facilities. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Of planned capital expenditures in 2006, approximately 50% are considered to be discretionary. Discretionary expenditures consist primarily of silviculture investments and land development investments. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities or improve safety.

Equity. On February 7, 2006, our Board of Directors declared a dividend of $0.40 per share, or approximately $74 million, which will be paid on March 3, 2006, to stockholders of record on February 17, 2006. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors

THIRTY-EIGHT

PART II/ITEM 7
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

In October of 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of December 31, 2005, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year. In 2006 and 2007, the company has significant long-term debt principal payment requirements. The company intends to refinance these principal payments at the time of maturity with the use of a combination of short-term and long-term borrowings, depending on interest rate and market conditions. Management believes that the company’s credit ratings, asset base and historical financial performance will allow these refinancings to be completed at attractive interest rates.

Other Information

In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted for fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted SFAS No. 123(R) on January 1, 2006.

The company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002, using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, the company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on January 1, 2006. The company does not expect the expense for stock options computed in accordance with SFAS No. 123(R) to be materially different than the expense currently computed under SFAS No. 123.

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

In addition to stock options, the company also grants restricted stock, and dividend equivalents and value management awards, a portion of which may be payable in the company’s stock. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value of an award as of the last day of the performance period times the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. The company does not expect the total expense recognized over the performance period for dividend equivalents and value management awards computed in accordance with SFAS No. 123(R) to be materially different than the total expense currently computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of dividend equivalent and value management awards, the quarterly and annual expense recognized under SFAS No. 123(R) could be materially different than the quarterly and annual expense we currently recognize under SFAS No. 123.

THIRTY-NINE

PART II/ITEM 7

SFAS No. 123(R) requires that the total impact of adopting the standard be accounted for as a cumulative effect of an accounting change, with the total impact shown on the income statement net of tax. Based on the provisions of SFAS No. 123(R), the company anticipates this cumulative impact to be approximately a $2 million, net of tax, increase to earnings for the quarter ended March 31, 2006. The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the dividend equivalent rights and value management awards.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The new Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation 47 (“FIN 47”), which finalized a proposed interpretation of SFAS No. 143, Accounting for Conditional Asset Retirement Obligations. The interpretation addresses the issue of whether SFAS No. 143 requires an entity to recognize a liability for a legal obligation to perform asset retirement when the asset retirement activities are conditional on a future event, and if so, the timing and valuation of the recognition. The decision reached by the FASB was that there are no instances where a law or regulation obligates an entity to perform retirement activities but then allows the entity to permanently avoid settling the obligation. The adoption of FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on the company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Opinion No. 29 provided an exception to its basic measurement principle, fair value, for exchanges of similar production assets. Under Opinion No. 29, an exchange of a productive asset was based on the recorded amount of the asset relinquished. The FASB eliminated this exception and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The FASB believes this Statement produces financial reporting that more faithfully represents the economics of nonmonetary asset exchange transactions. The new Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the company’s financial condition, results of operations or cash flows.

FORTY

PART II/ITEM 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Approximately $1.7 billion of the long-term debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair ValueA

December 31, 2005
Fixed rate debt
Principal dueB	$157	$123	$147	$200	$59	$994	$1,680	$1,776
Average interest rate	7.2%	7.1%	7.1%	6.9%	6.9%	6.3%
Variable rate debtC	$50			$495			$545	$545

	2005	2006	2007	2008	2009	Thereafter	Total	Fair ValueB

December 31, 2004
Fixed rate debt
Principal dueB	$27	$157	$123	$147	$200	$753	$1,407	$1,541
Average interest rate	7.5%	7.5%	7.4%	7.5%	7.3%	7.1%
Variable rate debt				$20	$448		$468	$468

A	The increase in the fair value of our fixed rate debt compared to December 31, 2004 was due primarily to the issuance of $300 million in senior notes in November of 2005, partially offset by generally higher interest rates at December 31, 2005 compared to 2004 and the repayment of $27 million of fixed rate borrowings during 2005.

B	Excludes unamortized premium of $4 million at December 31, 2005 and $10 million at December 31, 2004.

C	As of December 31, 2005, the weighted-average interest rate on the $495 million of borrowings under our $650 million revolving line of credit was 5.14%. The interest rate on the line of credit is based on LIBOR plus 0.875% and includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. In April of 2005, Plum Creek retired its $20 million variable rate senior note bearing interest at 3-month LIBOR plus 1.445% due in 2008 prior to its maturity using funds available under the company’s revolving line of credit. The company also has a $50 million one-year term loan agreement due in May of 2006. As of December 31, 2005, the interest rate for the term loan was 4.88%, which is based on LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

FORTY-ONE

PART II/ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	DEC. 31,	DEC. 31,	DEC. 31,
YEAR ENDED	2005	2004	2003

REVENUES:
Timber	$764	$694	$664
Real Estate	292	303	124
Manufacturing	504	518	397
Other	16	13	11

Total Revenues	1,576	1,528	1,196

COSTS AND EXPENSES:

Cost of Goods Sold:
Timber	418	368	345
Real Estate	152	149	77
Manufacturing	463	449	390
Other	3	4	4

Total Cost of Goods Sold	1,036	970	816
Selling, General and Administrative	92	86	77

Total Costs and Expenses	1,128	1,056	893

Gain on Sale of Other Assets	–	5	–

Operating Income	448	477	303
Interest Expense, net	109	111	117

Income before Income Taxes	339	366	186
Benefit (Provision) for Income Taxes	(8)	(27)	6

Income from Continuing Operations	331	339	192
Gain on Sale of Properties, net of tax	23	23	–

Net Income	$354	$362	$192

PER SHARE AMOUNTS:
Income from Continuing Operations–Basic	$1.80	$1.85	$1.05
Income from Continuing Operations–Diluted	$1.79	$1.84	$1.04

Net Income per Share–Basic	$1.92	$1.97	$1.05
Net Income per Share–Diluted	$1.92	$1.97	$1.04

Dividends Declared–per Common Share Outstanding	$1.52	$1.42	$1.40
Weighted Average Number of Shares Outstanding
–Basic	184.0	183.4	183.3
–Diluted	184.6	184.1	183.9

See accompanying Notes to Consolidated Financial Statements

FORTY-TWO

PART II/ITEM 8

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	DEC. 31,	DEC. 31,
	2005	2004

ASSETS

Current Assets:
Cash and Cash Equivalents	$369	$347
Restricted Advance from Customer	23	4
Accounts Receivable	44	40
Like-Kind Exchange Funds Held in Escrow	30	11
Inventories	75	71
Deferred Tax Asset	17	10
Other Current Assets	16	16

	574	499

Timber and Timberlands–Net	3,961	3,595
Property, Plant and Equipment–Net	234	248
Investment in Grantor Trusts	26	29
Other Assets	17	7

Total Assets	$4,812	$4,378

LIABILITIES

Current Liabilities:
Current Portion of Long-Term Debt	$161	$32
Short-Term Debt	50	–
Accounts Payable	45	41
Interest Payable	30	28
Wages Payable	25	25
Taxes Payable	18	22
Deferred Revenue	35	16
Other Current Liabilities	11	20

	375	184

Long-Term Debt	1,524	1,405
Lines of Credit	495	448
Deferred Tax Liability	39	45
Other Liabilities	54	56

Total Liabilities	2,487	2,138

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized shares–75.0, outstanding–none	–	–
Common stock, $0.01 par value, authorized shares–300.6, issued (including Treasury Stock)–186.2 at December 31, 2005, and 185.7 at December 31, 2004	2	2
Additional Paid-In Capital	2,181	2,168
Retained Earnings	186	111
Treasury Stock, at cost, Common shares–2.0	(44)	(43)
Other Equity	–	2

Total Stockholders’ Equity	2,325	2,240

Total Liabilities and Stockholders’ Equity	$4,812	$4,378

See accompanying Notes to Consolidated Financial Statements

FORTY-THREE

PART II/ITEM 8

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	DEC. 31,	DEC. 31,	DEC. 31,
YEAR ENDED	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$354	$362	$192

Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 Loss Related to Hurricane in 2005, $9 Lumber Mill Impairment Charge in 2004 and $4 Loss Related to Forest Fires in 2003)	113	114	108
Basis of Real Estate Sold (Includes Impairment Losses of $1 in 2005, $21 in 2004, and $14 in 2003)	124	134	66
Deferred Income Taxes	(13)	9	(7)
Gain on Sales of Properties and Other Assets	(24)	(28)	–
Working Capital Changes	(36)	(12)	17
Other	(2)	3	9

Net Cash Provided By Operating Activities	516	582	385

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(89)	(70)	(84)
Timberlands Acquired	(501)	(66)	(162)
Proceeds from Sale of Other Assets and Properties	29	46	–
Other	(2)	(1)	(1)

Net Cash Used In Investing Activities	(563)	(91)	(247)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(279)	(260)	(257)
Borrowings on Line of Credit	2,468	2,147	1,922
Repayments on Line of Credit	(2,421)	(2,295)	(1,997)
Proceeds from Issuance of Short-Term Debt	50	–	–
Proceeds from Issuance of Long-Term Debt	297	–	298
Principal Payments and Retirement of Long-Term Debt	(53)	(33)	(33)
Proceeds from Stock Option Exercises	9	12	1
Acquisitions of Treasury Stock	(1)	–	(43)
Other	(1)	–	–

Net Cash Provided By (Used In) Financing Activities	69	(429)	(109)

Increase In Cash and Cash Equivalents	22	62	29

Cash and Cash Equivalents:
Beginning of Year	347	285	256

End of Year	$369	$347	$285

SUPPLEMENTARY CASH FLOW INFORMATION

Cash Paid (Received) During the Year for:
Interest	$114	$115	$112
Income Taxes–Net	$25	$11	$(1)

See accompanying Notes to Consolidated Financial Statements

FORTY-FOUR

PART II/ITEM 8

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek”, “the company”, “we”, “us”, or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. At December 31, 2005, the company owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.3 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 530,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

On October 6, 2001, six former subsidiaries of Georgia-Pacific Corporation (“Georgia-Pacific”) collectively referred to as “The Timber Company,” merged with and into Plum Creek. The Timber Company held all of the assets and liabilities attributed to Georgia-Pacific’s timber and timberland business. In the merger, Plum Creek acquired approximately 3.9 million acres of primarily pine forests in the southern regions of the United States, 287,000 acres of primarily Douglas-fir forests in Oregon and 542,000 acres of mixed hardwood forests in the Appalachian and northeastern regions of the United States for a purchase price of approximately $3.4 billion.

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

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products, primarily wood chips, and amounts billed for shipping and handling, are recognized at the time of delivery. Revenues generated from real estate sales include the sale of higher and better use timberlands and non-strategic timberlands. In some of these transactions, the company sold timberlands that qualified for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these sales involved a third party intermediary, whereby the third party intermediary received proceeds related to the property sold and then reinvested the proceeds in like-kind property. The proceeds are recorded as revenues when the third party intermediary receives them.

Revenue from real estate sales is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For substantially all of our real estate sales, we receive the

FORTY-FIVE

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in any of our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented less than 5% of our revenue from real estate sales for each of the years in the three-year period ended December 31, 2005. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances. Furthermore, Plum Creek may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The company treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Broker commissions and closing costs of our Real Estate Segment are included in cost of goods sold.

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds. The company periodically reviews the credit rating of the financial institution where the money market funds are maintained. Additionally, the company considers certain proceeds held in escrow associated with like-kind exchanges as cash equivalents. See “Like-Kind Exchange Funds Held in Escrow.”

Restricted Cash. The company has restricted cash related to certain advances from a customer associated with lump-sum timber sales. The company reports this cash as “Restricted Advance from Customer” until the trees associated with the lump-sum contract are harvested.

Accounts Receivable. Accounts receivable at December 31, 2005 and 2004, is presented net of an allowance for doubtful accounts of $0.5 million. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchange Funds Held in Escrow. Plum Creek enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The company uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the company. Funds from reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand, are not subject to risk of loss and earn interest. At December 31, 2005, $7 million of cash from reverse like-kind exchange transactions was included in Cash and Cash Equivalents. At December 31, 2004, we had no cash in our escrow account from reverse like-kind exchange transactions.

Grantor Trusts. The company has a grantor trust that was established for deferred compensation and deferred Plum Creek shares. See Note 8 of the Notes to Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the consolidated statement of income.

Certain deferred compensation obligations are fixed in Plum Creek’s own stock. Shares of Plum Creek stock held by the company’s grantor trust for deferred compensation, as well as the underlying obligations, are reported on the consolidated balance sheet at historic costs as a component of Other Equity.

Furthermore, Plum Creek maintains another grantor trust, which the company uses to fund its non-qualified pension plan obligation. See Note 10 of the Notes to Financial Statements. Money market and mutual fund investments held

FORTY-SIX

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
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

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31,	December 31,
	2005	2004

Raw materials (logs)	$21	$24
Work-in-process	4	4
Finished goods	37	32

	62	60
Supplies	13	11

Total	$75	$71

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

Real Estate Development. Costs associated with a specific real estate project are capitalized once we determine that the project is viable. Both external and internal costs directly associated with the specific real estate project are capitalized. We capitalize improvements and other development costs, including interest costs and property taxes, during the development period (capitalized interest and property taxes were less than $1 million in 2005). General real estate development costs not related to a specific project and costs incurred before management has concluded that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, we determine the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value. Capitalized real estate development costs included in Timber and Timberlands were $14 million and $5 million at December 31, 2005 and 2004, respectively.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced properties are retired. Replacement of minor components of property and repair and maintenance costs, are charged to expense as incurred.

All property, plant and equipment other than manufacturing machinery (lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and

FORTY-SEVEN

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
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

Stock-Based Compensation Plans. At December 31, 2005, the company had stock-based employee compensation plans, which are described more fully in Note 11 of the Notes to Financial Statements. The company expenses stock-based employee compensation on a straight-line basis over the vesting period in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by the company in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. Had the company used the fair value method of accounting for all stock-based compensation, net income for 2005 would have been the same, net income for 2004 would have been reduced by $0.3 million, and net income for 2003 would have been reduced by $0.5 million.

Stock-based employee compensation expense included in reported income before income taxes was as follows for the years ended December 31 (in millions):

	2005	2004	2003

Stock options	$1.9	$1.7	$0.9
Value management awards, dividend equivalents, and grants of restricted stock	2.0	1.7	3.0

Total	$3.9	$3.4	$3.9

Value management awards and dividend equivalents are paid partially in stock and partially in cash, based on payout elections made by recipients. The company recorded expense of $4.8 million in 2005, $9.3 million in 2004, and $2.6 million in 2003 for the estimated cash portion of these awards. See Note 11 of the Notes to Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2005 presentation. The reclassifications had no impact on operating income or net income. Capitalized costs related to real estate development are included in Timber and Timberlands at December 31, 2005. Previously, at December 31, 2004, real estate development costs were included in Property, Plant and Equipment. Accordingly, $5 million was reclassified at December 31, 2004 from Property, Plant and Equipment to Timber and Timberlands.

The company considers cash in its escrow account from reverse like-kind exchange transactions to be Cash and Cash Equivalents. At December 31, 2005, the company classified $7 million in reverse like-kind exchange funds as Cash and Cash Equivalents. Accordingly, $14 million was reclassified at December 31, 2003 from Like-Kind Exchange Funds Held in Escrow to Cash and Cash Equivalents. The reclassification increased Net Cash Provided by Operating Activities for the year ended December 31, 2003 by $14 million and decreased Net Cash Provided by Operating Activities by $14 million for the year ended December 31, 2004 in the Consolidated Statements of Cash Flows.

NEW ACCOUNTING PRONOUNCEMENTS

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

FORTY-EIGHT

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
SFAS No. 123(R) must be adopted for fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted SFAS No. 123(R) on January 1, 2006.

The company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002, using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, the company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on January 1, 2006. The company does not expect the expense for stock options computed in accordance with SFAS No. 123(R) to be materially different than the expense currently computed under SFAS No. 123.

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

In addition to stock options, the company also grants restricted stock, and dividend equivalents and value management awards, a portion of which may be payable in the company’s stock. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value of an award as of the last day of the performance period times the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. The company does not expect the total expense recognized over the performance period for dividend equivalents and value management awards computed in accordance with SFAS No. 123(R) to be materially different than the total expense currently computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of dividend equivalent and value management awards, the quarterly and annual expense recognized under SFAS No. 123(R) could be materially different than the quarterly and annual expense we currently recognize under SFAS No. 123.

SFAS No. 123(R) requires that the total impact of adopting the standard be accounted for as a cumulative effect of an accounting change, with the total impact shown on the income statement net of tax. Based on the provisions of SFAS No. 123(R), the company anticipates this cumulative impact to be approximately a $2 million, net of tax, increase to earnings for the quarter ended March 31, 2006. The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the dividend equivalent rights and value management awards.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The new Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect that adoption of this standard will have a material impact on the company’s financial condition, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation 47 (“FIN 47”), which finalized a proposed interpretation of SFAS No. 143, Accounting for Conditional Asset Retirement Obligations. The interpretation addresses the issue of whether SFAS No. 143 requires an entity to recognize a liability for a legal obligation to perform asset retirement when the asset retirement activities are conditional on a future event, and if so, the timing and valuation of the recognition. The decision reached by the FASB was that there are no instances where a law or regulation obligates an entity to perform retirement activities but then allows the entity to permanently avoid settling the obligation. The adoption of FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on the company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets

FORTY-NINE

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
should be measured based on the fair value of the assets exchanged. Opinion No. 29 provided an exception to its basic measurement principle, fair value, for exchanges of similar production assets. Under Opinion No. 29, an exchange of a productive asset was based on the recorded amount of the asset relinquished. The FASB eliminated this exception and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The FASB believes this Statement produces financial reporting that more faithfully represents the economics of nonmonetary asset exchange transactions. The new Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the company’s financial condition, results of operations or cash flows.

NOTE 2.	EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2005	2004	2003

Income from Continuing Operations	$331	$339	$192
Gain on Sale of Properties, net of tax	23	23	—

Net Income available to common stockholders	$354	$362	$192

Denominator for basic earnings per share	184.0	183.4	183.3
Effect of dilutive securities—stock options	0.5	0.6	0.4
Effect of dilutive securities—restricted stock, dividend equivalents, and value management plan	0.1	0.1	0.2

Denominator for diluted earnings per share — adjusted for dilutive securities	184.6	184.1	183.9

Per share amounts
Income from Continuing Operations—Basic	$1.80	$1.85	$1.05
Income from Continuing Operations—Diluted	$1.79	$1.84	$1.04

Gain on Sale of Properties, net of tax—Basic	$0.12	$0.12	$—
Gain on Sale of Properties, net of tax—Diluted	$0.12	$0.12	$—

Net Income—Basic	$1.92	$1.97	$1.05
Net Income—Diluted	$1.92	$1.97	$1.04

Antidilutive options excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were as follows for the years ended December 31 (shares in millions):

	2005	2004	2003

Number of options	0.4	0.5	1.0
Range of prices	$32.28 to $37.61	$29.70 to $36.13	$21.91 to $30.70
Expiration on or before	August 2015	October 2014	October 2013

NOTE 3.	TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

Timber and timberlands consisted of the following (in millions):

	December 31,	December 31,
	2005	2004

Timber and logging roads—net	$2,686	$2,367
Timberlands	1,275	1,228

Timber and Timberlands—net	$3,961	$3,595

FIFTY

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

During 2005, Plum Creek acquired approximately 754,000 acres of timberlands located in Northern Michigan, Arkansas and Florida for $501 million. These purchases were financed primarily by using proceeds from the issuance of publicly traded and private placement debt and funds from tax-deferred exchanges, and have been accounted for as asset acquisitions. Timberland dispositions during 2005 were approximately 232,000 acres, of which 63,000 acres were located in the Northern Resources Segment and 169,000 acres were located in the Southern Resources Segment.

During 2004, Plum Creek acquired approximately 78,000 acres of timberlands located primarily in Arkansas and Maine for $66 million. Timberland dispositions during the same time period comprised approximately 375,000 acres of which 308,000 were located in the Northern Resources Segment and 67,000 in the Southern Resources Segment.

During 2004, the company sold certain subsurface property rights (primarily coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia. During 2005, the remainder of the company’s coal reserves was sold. The sale of these properties is reflected in our Consolidated Statements of Income as Gain on Sale of Properties, net of tax. For the year ended December 31, 2005, we received sales proceeds of $21 million and, after deducting our book basis of $1 million, recorded a gain of $20 million. For the year ended December 31, 2004, we received sales proceeds of $23 million and, after deducting our book basis of $0.1 million, recorded a gain of $23 million. See Note 14 of the Notes to Financial Statements.

The company’s Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each real estate sale is evaluated for a potential impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2005, the company recorded impairment losses of $1 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $4 million. During 2004, the company recorded impairment losses of $21 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $45 million; substantially all of these properties were sold during 2004. During 2003, the company recorded impairment losses of $14 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $50 million; approximately two-thirds of the properties were sold during 2003. The impairment losses of $1 million in 2005, $21 million in 2004, and $14 million in 2003 are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

During 2005, the company’s Southern Resources Segment recognized a $2 million loss, representing the book basis of the timber volume destroyed as a result of severe winds from Hurricane Katrina on approximately 350,000 acres in Mississippi. During 2003, the company’s Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires on approximately 45,000 acres in Montana.

Property, plant and equipment consisted of the following (in millions):

	December 31,	December 31,
	2005	2004

Land, buildings and improvements	$84	$80
Machinery and equipment	285	277

	369	357
Accumulated depreciation	(135)	(109)

Property, Plant and Equipment—net	$234	$248

During the fourth quarter of 2004, the company concluded it had excess production capacity at one of its mills; and therefore, concluded that the mill’s long-lived assets were impaired. The company recorded an impairment loss of $9 million during the fourth quarter of 2004 by writing the carrying value of the mill’s long-lived assets of $14 million down to their estimated fair value of $5 million. The impairment loss of $9 million is reflected in the operating income of our Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income. The estimated fair value was computed based on expected future cash flows discounted at the risk-free rate of interest.

Plum Creek had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company jointly explored for and developed coalbed methane gas found on certain of Plum Creek’s

FIFTY-ONE

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
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

Plum Creek conducts its activities through various wholly owned operating partnerships. The activities of the operating partnerships consist primarily of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $1.9 billion at December 31, 2005. Plum Creek’s taxable REIT subsidiaries file a consolidated federal income tax return.

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

In connection with our merger with The Timber Company, we wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability relates to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2005, the $11 million deferred income tax liability was reduced by $1 million in connection with sales of timberlands subject to the built-in gains tax.

Based on projected timberland sales subject to the built-in gains tax for the period December 31, 2005 to October 6, 2011, and our ability to successfully reinvest proceeds in like-kind properties, we estimate we need a deferred tax liability of $5 million. Therefore, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we remeasured the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax during the period December 31, 2005 to October 6, 2011. As a result, we reduced the deferred tax liability associated with expected sales of timberlands subject to the built-in gains tax from $10 million to $5 million and correspondingly recorded a deferred tax benefit of $5 million during 2005.

Plum Creek conducts certain non-REIT activities through various taxable REIT subsidiaries (subchapter “C” corporations), which are subject to corporate-level income tax. These activities include the company’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the company’s higher and better use timberlands.

FIFTY-TWO

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2005	2004	2003

Current income taxes:
Federal	$17	$15	$1
State	3	3	—

Deferred income taxes:
Federal	(6)	(7)	4
State	(1)	(1)	(1)
Benefit from remeasurement of built-in gain deferred tax liability	(5)	—	—
Utilization (benefit) of operating loss carryforwards	—	17	(10)

Provision (benefit) for income taxes on income from continuing operations	$8	$27	$(6)

The federal statutory income tax rate was 35%. The income generated by the activities of the REIT is generally not subject to federal and state income tax. The provision for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2005	2004	2003

Provision for income taxes on income from continuing operations computed at the Federal statutory tax rate	$119	$128	$65
REIT income not subject to Federal tax	(101)	(101)	(68)
State income taxes, net of Federal benefit	1	4	(1)
Benefit from remeasurement of built-in gains deferred tax liability	(5)	—	—
Permanent book-tax differences	(6)	(4)	(2)

Provision (benefit) for income taxes on income from continuing operations	$8	$27	$(6)

For the year ended December 31, 2005, $8 million of income tax expense was allocated to Income from Continuing Operations. For the year ended December 31, 2004, $27 million of income tax expense was allocated to Income from Continuing Operations.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various taxable REIT subsidiaries and for the assets of the REIT’s operating partnerships that are subject to built-in gains. The components of net deferred income tax liabilities are as follows (in millions):

	December 31,	December 31,
	2005	2004

Deferred income tax assets:
Accrued compensation	$12	$13
Deferred revenue	9	2
Timber and timberlands	1	—
Other accruals and reserves	8	7

	30	22

Deferred income tax liabilities:
Machinery and equipment	(52)	(54)
Timber and timberlands	—	(3)

	(52)	(57)

Deferred income tax liability, net	$(22)	$(35)

Deferred income tax liabilities at December 31, 2005 and 2004, are net of deferred tax assets of $17 million and $10 million, respectively, included in current assets. During 2004, the company utilized $45 million of net operating

FIFTY-THREE

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
loss carryforwards. The company had no net operating loss carryforwards at December 31, 2005 or December 31, 2004.

The company filed its federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, the company remains liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by State and Local Taxing Authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 2000. Georgia-Pacific’s consolidated income tax return for 2001 is currently under examination. Additionally, the Service has completed examinations of the federal income tax return of Plum Creek Timber Company, Inc. and the consolidated federal income tax return of the taxable REIT subsidiaries for the year 2001. Plum Creek has no open tax years prior to 2002.

NOTE 5.	REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2005, 2004, and 2003, Plum Creek elected to designate all taxable distributions as long-term capital gain dividends. Accordingly, as of and for the years ended December 31, 2005, 2004, and 2003, Plum Creek has distributed all of its taxable income.

The table below summarizes the historical tax character of distributions from the REIT to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2005	2004	2003A

Capital gain dividend	$1.32	$1.27	$1.01
Non-taxable return of capital	0.20	0.15	0.39

Total distributions	$1.52	$1.42	$1.40

A	Approximately 65.75% of the 2003 capital gain dividend represents Post-May 5 Capital Gain Distribution and qualifies for the new 15% and 5% capital gains tax rates.

FIFTY-FOUR

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

NOTE 6. BORROWINGS

Long-term debt consists of the following (in millions):

	December 31,	December 31,
	2005	2004

Senior Notes due 2007, 11.125% plus unamortized premium of $1.5 at 12/31/05, effective rate of 6.19%	$30	$46
First Mortgage Notes due 2007, 11.125% plus unamortized premium of $1.3 at 12/31/05, effective rate of 6.19%	27	41
Senior Notes due 2007, 5.31%	25	25
Senior Notes due 2009, 8.73% plus unamortized premium of $5.4 at 12/31/05, effective rate of 7.55%	155	157
Senior Notes due 2011, mature serially 2007 to 2011, 7.62% to 7.83%, plus unamortized premium of $1.0 at 12/31/05, effective rates of 6.96% to 7.84%	173	173
Senior Notes due 2013, mature serially 2008 to 2013, 4.96% to 6.18%	280	280
Senior Notes due 2013, mature serially 2006 to 2013, 6.96% to 7.76%, less unamortized discount of $4.9 at 12/31/05, effective rates of 6.95% to 8.04%	495	494
Senior Notes due 2015, 5.875% less unamortized discount of $0.8 at 12/31/05	299	—
Senior Notes due 2016, mature serially 2006 to 2016, 7.74% to 8.05%, plus unamortized premium of $0.7 at 12/31/05, effective rates of 6.96% to 8.04%	201	201
Senior Notes due 2008, 3.5% at 12/31/04, based on 3-month LIBOR plus 1.445%, retired 2005	—	20

Total Long-term Debt	$1,685	$1,437
Less: Current Portion	(161)	(32)

Long-term Portion	$1,524	$1,405

The company has a $650 million facility revolving line of credit maturing on January 15, 2009. As of December 31, 2005, the weighted-average interest rate for the line of credit was 5.14%. The interest rate on the line of credit is based on LIBOR plus 0.875% and includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily, based on cash needs. As of December 31, 2005, we had $495 million of borrowings and $6 million of standby letters of credit outstanding; $149 million remained available for borrowing under our line of credit. As of December 31, 2004, we had $448 million of borrowings and $6 million of standby letters of credit outstanding. As of January 6, 2006, $398 million of the borrowings under our line of credit was repaid.

In May of 2005, the company entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of December 31, 2005, the interest rate for the term loan was 4.88%, which is based on LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

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

In August of 2004, the company filed with the Securities and Exchange Commission a shelf registration statement under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, debt securities, depositary shares, warrants and guarantees up to a total amount of $400 million, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership (the “Partnership”), may from time to time, offer and sell debt securities of up to an additional total amount of $400 million. At December 31, 2005, under the company’s shelf registration statement, $400 million remained

FIFTY-FIVE

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
available for issuance of equity or debt securities at Plum Creek Timber Company, Inc. and $100 million remained available for issuance of debt securities at Plum Creek Timberlands, L.P.

In November of 2005, the Partnership, issued $300 million aggregate principal amount of its senior notes with a coupon rate of 5.875% at a market price of 99.731% of the principal amount. The net proceeds of $297 million were used primarily to purchase timberlands (see Note 3 of the Notes to Financial Statements). The notes, issued under the company’s and the partnership’s shelf registration statement, mature in 2015. The Senior Notes due 2015 are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

The senior notes due 2015 are structurally subordinated to all unsecured debt and liabilities of the Partnership’s subsidiaries, and junior in right of payment to secured debt of the Partnership’s subsidiaries to the extent of the value of the assets secured by such debt. At December 31, 2005, the total amount of unsecured debt and liabilities of the Partnership’s subsidiaries was approximately $867 million, and the total amount of secured debt of the Partnership’s subsidiaries was approximately $27 million, representing mortgage notes secured by certain manufacturing assets. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets of the Partnership’s subsidiaries will be available to pay the amounts due on the senior notes due 2015 only after the secured and unsecured indebtedness of the Partnership’s subsidiaries has been repaid in full.

The Senior Notes (excluding the Senior Notes due 2011 and the Senior Notes due 2015) and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $148 million at December 31, 2005, and $178 million at December 31, 2004. The Senior Notes are unsecured. The First Mortgage Notes are collateralized by substantially all of the property, plant and equipment of the lumber, plywood and MDF manufacturing facilities. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on all debt agreements and the line of credit are as follows as of December 31, 2005 (in millions):

Maturity	Debt Agreements	Line of Credit	Total

2006	$211	$—	$211
2007	125	—	125
2008	148	—	148
2009	200	495	695
2010	58	—	58
Thereafter	993	—	993

Total	$1,735	$495	$2,230

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments (see Note 7 of the Notes to Financial Statements) based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of December 31, 2005.

NOTE 7. RESTRICTED NET ASSETS

Plum Creek Timber Company, Inc. is the direct parent company of the Partnership, and the indirect parent of all the subsidiaries of our consolidated group. Plum Creek Timber Company, Inc. has no assets or liabilities other than its ownership interest in the Partnership and proceeds from stock option exercises. Under the terms of our note

FIFTY-SIX

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
agreements and line of credit (see Note 6 of the Notes to Financial Statements), the Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. Subject to certain restrictions, the Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, the Partnership could distribute or advance the cash on its balance sheet as of December 31, 2005, or $369 million, all of which is considered unrestricted assets. At December 31, 2005, the Partnership and its consolidated subsidiaries had net assets of $2,326 million of which $1,957 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc.

Presented below is the condensed unconsolidated financial information for Plum Creek Timber Company, Inc. as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005. The ownership of Plum Creek Timberlands, L.P. is presented using the equity basis of accounting. Plum Creek Timber Company, Inc. does not have any direct or indirect ownership interest in unconsolidated subsidiaries or 50 percent or less owned persons accounted for by the equity method of accounting.

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Balance Sheet Data
(in millions)

	December 31,	December 31,
	2005	2004

Assets
Investment in Plum Creek Timberlands, L.P. and Subsidiaries	$2,326	$2,238

Total Assets	$2,326	$2,238

Liabilities
Total Liabilities	$—	$—

Commitments and Contingencies

Stockholders’ Equity
Common Stock	2	2
Additional Paid in Capital	2,181	2,168
Retained Earnings and Other Equity	187	111
Treasury Stock, at cost	(44)	(43)

Total Stockholders’ Equity	2,326	2,238

Total Liabilities and Equity	$2,326	$2,238

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statement of Income Data
(in millions)

	December 31,	December 31,	December 31,
Year Ended	2005	2004	2003

Equity in Net Income of Plum Creek Timberlands, L.P.	$354	$362	$192

Net Income	$354	$362	$192

FIFTY-SEVEN

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statement of Cash Flows Data
(in millions)

	December 31,	December 31,	December 31,
Year Ended	2005	2004	2003

Cash Flows From Operating Activities:
Net Income	$354	$362	$192

Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity in Net Income of Plum Creek Timberlands, L.P.	(354)	(362)	(192)

Net Cash Provided By (Used In) Operating Activities	—	—	—

Net Cash Provided By (Used In) Investing Activities	—	—	—

Cash Flows From Financing Activities:
Cash Dividends	(279)	(260)	(257)
Cash Distribution from Plum Creek Timberlands, L.P.	271	248	299
Proceeds from Stock Option Exercises	9	12	1
Acquisition of Treasury Stock	(1)	—	(43)

Net Cash Provided by (Used In) Financing Activities	—	—	—

Increase In Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents:
Beginning of Year	—	—	—

End of Year	$—	$—	$—

NOTE 8. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents and notes receivable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.32 billion and $2.01 billion at December 31, 2005 and 2004, respectively, and the carrying amount was $2.23 billion and $1.89 billion at December 31, 2005 and 2004, respectively. The fair value of the company’s publicly-traded debt (i.e. Senior Notes due 2015) is estimated using market quotes; the fair value of the remainder of the company’s debt is estimated using current interest rates for similar obligations with like maturities.

Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $18 million and $15 million at December 31, 2005 and 2004, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless a permanent impairment has occurred, which is then charged to expense. Unrealized holding gains relating to mutual fund investments were approximately $2 million at both December 31, 2005 and December 31, 2004. The company records changes in unrealized holding gains in Other Comprehensive Income. Realized gains and losses were less than $1 million in 2005, 2004, and 2003. See Note 10 of the Notes to Financial Statements for discussion of the company’s Pension Plans.

Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund certain deferred compensation. The fair value of these investments was $8 million and $14 million at December 31, 2005 and 2004, respectively. Unrealized holding gains related to mutual fund investments were $1 million at December 31, 2005. The change in unrealized holding gains or losses has been recognized in the company’s consolidated statement of income resulting in losses of less than $1 million in 2005, and gains of $1 million in 2004 and $2 million in 2003. Realized gains and losses were less than

FIFTY-EIGHT

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
$1 million in 2005, 2004, and 2003. Deferred compensation obligations are included in Other Liabilities and were $8 million and $14 million at December 31, 2005 and 2004, respectively.

NOTE 9. CAPITAL

At December 31, 2005, Plum Creek had the following authorized capital of which only 184.2 million shares of common stock were issued and outstanding:

•	300,634,566 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

The changes in the company’s capital accounts are as follows (in millions):

	Common Stock
			Paid-in	Retained	Other	Treasury	Total
	Shares	Dollars	Capital	Earnings	Equity	StockB	Equity

January 1, 2003	184.9	$2	$2,197	$23	$–	$–	$2,222
Net Income	–	–	–	192	–	–	192
Dividends	–	–	(51)	(206)	–	–	(257)
Stock Option Exercises	0.1	–	1	–	–	–	1
Shares Issued under Stock Incentive PlansA	0.1	–	2	–	–	–	2
Treasury Shares Acquired	(2.0)	–	–	–	–	(43)	(43)
Other	–	–	1	–	1	–	2

December 31, 2003	183.1	2	2,150	9	1	(43)	2,119
Net Income	–	–	–	362	–	–	362
Dividends	–	–	–	(260)	–	–	(260)
Stock Option Exercises	0.5	–	12	–	–	–	12
Tax Benefit from Stock Incentive Plan	–	–	1	–	–	–	1
Shares Issued under Stock Incentive PlansA	0.1	–	3	–	(1)	–	2
Other	–	–	2	–	2	–	4

December 31, 2004	183.7	2	2,168	111	2	(43)	2,240
Net Income	–	–	–	354	–	–	354
Dividends	–	–	–	(279)	–	–	(279)
Stock Option Exercises	0.4	–	9	–	–	–	9
Tax Benefit from Stock Incentive Plan	–	–	1	–	–	–	1
Shares Issued under Stock Incentive PlansA	0.1	–	3	–	(2)	–	1
Other	–	–	–	–	–	(1)	(1)

December 31, 2005	184.2	$2	$2,181	$186	$–	$(44)	$2,325

A	During 2005, Plum Creek issued approximately 32,000 shares of common stock as payment for Value Management Awards and Dividend Equivalents (see Note 11 of the Notes to the Financial Statements). In addition, approximately 56,000 shares of restricted stock was awarded under the terms of the company’s Stock Incentive Plan.

During 2004, Plum Creek issued approximately 101,300 shares of common stock as payment for Value Management Awards. In addition, approximately 29,000 shares of restricted stock was awarded.

During 2003, Plum Creek issued approximately 102,800 shares of common stock as payment for Value Management Awards. In addition, approximately 7,100 shares of restricted stock was awarded.

B	The company has authority from its Board of Directors to repurchase up to $200 million of the company’s common stock. As of December 31, 2005, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share. Additionally, during 2005 the company purchased approximately 29,000 shares for $1.1 million from a grantor trust in connection with a special one-time payout of deferred compensation under the American Jobs Creation Act of 2004. The shares of

FIFTY-NINE

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

stock were sold by the grantor trust to the corporation in exchange for cash that was used to pay tax withholding associated with such payout.

During 2005, Plum Creek paid dividends of approximately $279 million, or $1.52 per share. Dividends of $0.38 per share were paid in March, June, August and November 2005.

During 2004, Plum Creek paid dividends of $260 million or $1.42 per share. Dividends of $0.35 per share each were paid in February and May 2004. Dividends of $0.36 per share each were paid in August and November 2004.

During 2003, Plum Creek paid dividends of $257 million or $1.40 per share. Dividends of $0.35 per share were paid in February, May, August and November 2003.

At December 31, 2005, there were approximately 47,000 shares of Plum Creek common stock held in a grantor trust to fund deferred incentive plan awards compared to approximately 393,000 at December 31, 2004. These shares were recorded at $1 million at December 31, 2005, and $10 million at December 31, 2004. The related liabilities at December 31, 2005, and 2004 were $1 million and $12 million, respectively. The above amounts are shown net in the equity section of the consolidated balance sheet. Additionally, the cost of restricted stock awards is recorded in equity as deferred compensation and is amortized over the restriction period. See Note 11 of the Notes to Financial Statements.

NOTE 10. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan. The company provides defined benefit pension plans that cover substantially all employees of the company. The company uses a December 31 measurement date for its pension plans. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2005	2004

Change in benefit obligation
Benefit obligation at beginning of period	$107	$95
Service cost	6	6
Interest cost	6	6
Actuarial loss	4	6
Benefits paid	(7)	(6)

Benefit obligation at end of period	$116	$107

Change in plan assets
Fair value of plan assets at beginning of period	$75	$65
Actual return on plan assets	5	7
Employer contributions	9	9
Benefits paid	(7)	(6)

Fair value of plan assets at end of period	$82	$75

The funded status is set forth in the following table (in millions):

	December 31,	December 31,
	2005	2004

Funded status	$(35)	$(32)
Unrecognized net actuarial loss	20	17
Unrecognized prior service cost	1	1

Unfunded accrued pension cost	$(14)	$(14)

The unfunded accrued pension cost at December 31, 2005, consists of accrued pension liability of $17 million for the non-qualified pension plans and $3 million of prepaid pension cost for the qualified pension plan. The unfunded

SIXTY

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
accrued pension cost at December 31, 2004, consists of accrued pension liability of $15 million for the non-qualified pension plans and $1 million of prepared pension cost for the qualified pension plan.

The components of pension cost were as follows for the years ended December 31 (in millions):

	2005	2004	2003

Service cost	$6	$6	$5
Interest cost	6	6	6
Expected return on plan assets	(5)	(5)	(5)
Recognized actuarial loss	2	—	—

Total pension cost	$9	$7	$6

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

The company maintains a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. The company’s contributions to these plans vary from year to year. It is the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued). At December 31, 2005, the fair value of plan assets for the qualified plan was $82 million and its related accumulated benefit obligation was $79 million. At December 31, 2004, the fair value of plan assets for the qualified plan was $75 million and its related accumulated benefit obligation was $73 million.

The company has the same funding policy for the non-qualified plans. However, assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, pension assets for the non-qualified plans are not considered plan assets, and therefore, have not been netted against our pension liability. Pension assets for the non-qualified plans are included in “Investment in Grantor Trusts” in our balance sheet, and the related pension liability is included in “Other Liabilities” in our balance sheet. At December 31, 2005 and 2004, the accumulated benefit obligation for the non-qualified plans was $17 million and $15 million, respectively. The fair value of assets held in a grantor trust associated with the non-qualified plans was $18 million at December 31, 2005, and $15 million at December 31, 2004.

As a result of the company’s funding policy, annual qualified pension contributions and grantor trust funding are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected investment returns, the company expects 2006 contributions to the qualified pension plan to range between $3 million and $8 million. Additionally, during 2006 the company expects to contribute between $1 million and $3 million to its grantor trust associated with the non-qualified plans.

The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Projected Benefit
Year	Payments

2006	$8
2007	11
2008	11
2009	11
2010	11
2011 through 2015	61

SIXTY-ONE

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

As of year-end, plan assets were allocated as follows:

	December 31,	December 31,
	2005	2004

Large Capitalization Domestic Equities	30%	37%
Small and Mid-Size Capitalization Domestic Equities	11%	14%
International Equities	14%	10%
Fixed Income	32%	28%
Hedge Funds	10%	10%
Cash	3%	1%

Total	100%	100%

It is the company’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The company uses eight fund managers to capture favorable returns in various asset classes and to diversify risk. Target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	25% to 37%
Small and Mid-Size Capitalization Domestic Equities	8% to 14%
International Equities	12% to 16%
Fixed Income	31% to 37%
Hedge Funds	8% to 12%

Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the above target allocations. To further reduce risk, fund managers are required to invest in a diversified portfolio. No more than 5% of an equity portfolio can be invested in a single company, and fund managers are expected to be well diversified with respect to industry and economic sectors. No more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Equity investments are limited to common stocks, common stock equivalents and preferred stock. Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks, and other U.S. financial institutions. Furthermore, hedge funds are used to reduce market risk and generate absolute returns regardless of market direction by employing limited use of derivative instruments, selling securities short, and buying and selling futures and options contracts.

Over a full market cycle, the investment goal for large capitalization domestic equities and fixed income investments is to exceed the applicable benchmark (e.g., S&P 500 Index) by one-half of one percent per annum, and the investment goal for small and mid-size capitalization domestic equities and international equities is to exceed the applicable benchmark (e.g., Russell 2000 Value Index) by one percent. The investment goals are net of related fees.

Weighted-average assumptions used to determine benefit obligation:

	December 31,	December 31,
	2005	2004

Discount rate	5.75%	5.75%
Rate of compensation increase	3.7%	3.7%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2005	2004

Discount rate	5.75%	6.25%
Expected long-term return on plan assets	7.75%	7.75%
Rate of compensation increase	3.7%	3.7%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium

SIXTY-TWO

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2005 and 2004.

Thrift and Profit Sharing Plan. The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

Amounts charged to expense relating to the company’s thrift and profit sharing plan were $5 million each for 2005, 2004, and 2003. The employer match for each of the three years was 100%.

Other Benefit Plans. Certain executives and key employees of the company participate in incentive benefit plans, which provide for the granting of shares and/or cash bonuses upon meeting performance objectives. See Note 11 of the Notes to Financial Statements.

NOTE 11. STOCK–BASED COMPENSATION PLANS

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, dividend equivalents and value management awards. Under Plum Creek’s Stock Incentive Plan, as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At December 31, 2005, 2.8 million shares of the 12.4 million reserved shares have been used and, therefore, 9.6 million shares remain available for grants of non-qualified stock options, grants of restricted stock and units, or payments of vested dividend equivalents and value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until the end of their respective performance periods.

In addition to the 12.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek assumed 3.8 million Timber Company Stock options in connection with the October 6, 2001, merger with The Timber Company that were converted to Plum Creek stock options. At December 31, 2005, 0.4 million options of the 3.8 million options remain issued and outstanding.

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

Restricted Stock and Restricted Stock Units. Under the plan, restricted stock and restricted stock units of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. The recipients of restricted stock units generally have the right to receive dividends during the restricted period and at the expiration of the restriction period the right to receive an equal number of shares of the company’s common stock. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock or restricted stock units to the company. The company had 72,300 shares of restricted stock outstanding under this plan as of December 31, 2005, compared to 39,500 shares of restricted stock as of December 31, 2004. The weighted average grant date fair value of restricted stock awarded in 2005 was $36.99 per share. No restricted stock units were outstanding at December 31, 2005 or December 31, 2004.

Dividend Equivalents. Under the plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by the company multiplied by the number of unexercised stock options.

For awards granted in 2005 and 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of the company’s current year dividend plus a percentage of prior year unearned

SIXTY-THREE

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
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

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At December 31, 2005, 2.0 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the company were outstanding compared to 1.7 million dividend equivalents outstanding at December 31, 2004.

The five-year performance period for the 2001 grants ended on December 31, 2005. All dividends paid by the company during the five-year performance period were earned on the outstanding dividend equivalent rights. The awards were paid in cash and stock totaling $3 million in January of 2006.

The five-year performance period for the 2000 grants ended on December 31, 2004. All dividends paid by the company during the five-year performance period were earned on the outstanding dividend equivalent rights. The awards were paid in cash and stock totaling $3 million in January of 2005.

Value Management Awards. Value management awards granted subsequent to January 1, 2004, provide incentive compensation to participants that is contingent upon company performance over a three-year period measured against the performance of a peer group consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period. Awards granted in 2002 were based on the company’s performance measured against a peer group consisting of forest product companies.

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

SIXTY-FOUR

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

Value management awards activity was as follows for the years ended December 31 (number of units, face value $100 per unit):

	2005	2004	2003

Balance at January 1	119,440	99,315	119,750
Grants	45,645	43,050	2,000
Payments	(76,480)	(22,435)	(22,435)
Forfeitures	(9,070)	(490)	—

Balance at December 31	79,535	119,440	99,315

Value management award payments were as follows for the years ended December 31 (in millions except share data):

	2005	2004	2003

Cash	$8	$2	$2
Common Stock Shares	25,100	101,300	102,800

The three-year performance period for the 2002 grants ended on December 31, 2004. Based on our performance compared to the performance of our peer group, 76,480 units (with a per unit value of $116 or $9 million in the aggregate) vested on December 31, 2004. The awards were paid in cash and stock in January of 2005. There were no value management awards granted with a performance period ending December 31, 2005.

Summary of Stock Option Activity. Presented below is a summary of Plum Creek’s stock option plan activity (includes the Timber Company stock options assumed and converted in connection with the October 6, 2001, merger with The Timber Company):

	Options Outstanding

		Weighted average
	Number of shares	exercise price

Balance at January 1, 2003	2,028,304	$22.18
Options granted	478,750	21.99
Options exercised/surrendered	(91,243)	16.35
Options cancelled/forfeited	(17,897)	25.07

Balance at December 31, 2003	2,397,914	$22.34
Options granted	526,500	$30.94
Options exercised/surrendered	(531,350)	22.44
Options cancelled/forfeited	(29,583)	18.33

Balance at December 31, 2004	2,363,481	$24.28
Options granted	476,250	$37.49
Options exercised/surrendered	(409,866)	20.99
Options cancelled/forfeited	(127,735)	28.95

Balance at December 31, 2005	2,302,130	$27.34

SIXTY-FIVE

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

The following table summarizes the options outstanding and exercisable:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		average	average		average
Range of prices	Number	remaining life	exercise price	Number	exercise price

December 31, 2003
$29.70 — $30.70	451,800	8.1 years	$29.72	112,950	$29.72
$24.35 — $26.27	628,549	6.8 years	$25.85	380,950	$25.81
$21.91 — $23.97	471,750	9.1 years	$21.94	1,250	$22.21
$16.94 — $18.34	236,500	1.8 years	$17.26	236,500	$17.26
$15.29 — $16.42	609,315	2.7 years	$15.53	609,315	$15.53

$15.29 — $30.70	2,397,914	6.0 years	$22.34	1,340,965	$19.96

December 31, 2004
$30.91 — $36.13	522,750	9.1 years	$30.96	51,000	$30.99
$29.70 — $30.70	415,674	7.1 years	$29.73	201,400	$29.73
$24.35 — $26.27	332,817	6.2 years	$26.03	257,692	$25.98
$21.91 — $23.97	456,150	8.1 years	$21.94	121,589	$21.94
$15.29 — $18.34	636,090	1.6 years	$16.01	636,090	$16.01

$15.29 — $36.13	2,363,481	6.1 years	$24.28	1,267,771	$21.39

December 31, 2005

$36.13 — $37.61	438,750	9.1 years	$37.48	750	$36.13

$30.91 — $32.87	473,812	8.1 years	$30.93	153,754	$30.95

$29.70 — $30.70	365,299	6.1 years	$29.73	269,912	$29.73

$24.35 — $26.27	225,192	5.3 years	$25.97	222,442	$25.97

$21.91 — $23.97	407,500	7.1 years	$21.94	207,628	$21.94

$15.29 — $18.34	391,577	0.9 years	$15.83	391,577	$15.83

$15.29 — $37.61	2,302,130	6.3 years	$27.34	1,246,063	$23.55

Accounting for Stock-Based Compensation. The company expenses stock-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by the company in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. Total compensation expense for the above stock-based compensation plans (including both awards paid in stock and cash) was $9 million, $13 million, and $7 million for the years ended December 31, 2005, 2004, and 2003, respectively. See Note 1 of the Notes to Financial Statements.

The weighted-average measurement date fair values were computed using the Black-Scholes option valuation model with the following assumptions:

Options Granted	2005	2004	2003

Expected life in years	6	7	7
Risk-free interest rates	4.1%	3.7%	3.5%
Volatility	24%	24%	29%
Dividend yield	4.1%	4.5%	6.4%
Weighted-average measurement date fair values per share	$6.82	$5.13	$3.27

SIXTY-SIX

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

NOTE 12.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31,	December 31,
	2005	2004

Other Current Assets
Prepaid expenses	$11	$8
Other	5	8

	$16	$16

Other Non-Current Assets
Unamortized debt issue costs	$7	$6
Deposits	6	1
Note receivable	3	—
Other	1	—

	$17	$7

Other Current Liabilities
Long-term incentive compensation	$3	$11
Other	8	9

	$11	$20

Other Non-Current Liabilities
Long-term incentive compensation	$9	$7
Timber obligations	11	12
Deferred compensation	8	14
Unfunded accrued pension cost	17	15
Other	9	8

	$54	$56

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Contingencies. The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Moreover, the company is currently in the early stages of several lawsuits related to property damage caused by various sources, including fire and flooding (“Property Damage Litigations”). The company believes it is more likely than not that the Property Damage Litigations will be resolved favorably. However, the final outcome of any legal proceeding is subject to many variables and cannot be predicted with any degree of certainty. The company believes that there are meritorious defenses for these claims and is vigorously defending these matters.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties (“Arkansas Environmental Issue”). Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The site is currently being investigated and no remediation plan has yet been approved. No amounts have been accrued for this potential liability. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both.

SIXTY-SEVEN

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

Unrecorded Contingencies. The company believes it will be successful in defending the Property Damage Litigations and the Arkansas Environmental Issue. However, if the company is not successful in defending these claims, we believe the aggregate combined losses for the Property Damage Litigations and Arkansas Environmental Issue would range between $0 and $9 million. Other than the Property Damage Litigations and the Arkansas Environmental Issue, management currently believes that resolving pending legal proceedings against the company, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations. However, these matters are subject to inherent uncertainties and management’s view on these matters may change in the future. Were an unfavorable final outcome in one or multiple legal proceedings to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which any unfavorable outcome becomes reasonably estimable.

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements range from one to 25 years with renewal options by either party for periods ranging from five years to 15 additional years. These agreements expire beginning in 2006 through 2023.

Lease Commitments. The company leases buildings and equipment under non-cancelable operating lease agreements. Operating lease expense was $5 million in 2005, $3 million in 2004 and $4 million in 2003. The company leases certain timberlands in which the company acquired title to the standing timber at the inception of the lease. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2005 (in millions):

	Operating Leases	Timber Obligations

2006	$4	$1
2007	4	1
2008	3	1
2009	3	1
2010	2	1
Thereafter	10	6

Total	$26	$11

NOTE 14. SEGMENT INFORMATION

The company is organized into nine business units on the basis of both product line and geographic region. Each business unit has a separate management team due to geographic location, marketing strategies and/or production processes. In applying SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, these business units have been aggregated into five reportable segments based on similar long-term economic characteristics. The company’s reportable segments are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufactured Products and (5) Other.

Northern Resources Segment. The Northwest Resource region and the Northeast Resource region are aggregated into the Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to our lumber and plywood mills (which are part of the Manufactured Products Segment). Hardwood sawlogs are sold primarily to furniture manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

Southern Resources Segment. The Southwest Resource region and the Southeast Resource region are aggregated into the Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment

SIXTY-EIGHT

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
sells primarily softwood sawlogs and pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers. Additionally, the Southern Resources Segment leases timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment. The Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberlands. We estimate that included in our approximately 8.2 million acres of timberlands are about 1.3 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 530,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Included within the 1.3 million acres of higher and better use timberlands are approximately 225,000 acres that will be developed by the company’s taxable REIT subsidiaries. Properties developed internally by the company will generally be low-intensity development limited to obtaining entitlements and investing in infrastructures such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture agreements with leading land developers.

Manufactured Products Segment. The lumber, plywood and MDF businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities and one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic lumber retailers, home construction, and industrial customers, and to a lesser extent for export primarily to Canada. Residual chips are sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2005	2004	2003

Lumber	$223	$235	$192
Plywood	144	157	115
MDF	137	126	90

Total	$504	$518	$397

Other Segment. The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Mineral income consists of royalty revenue from the extraction of oil and gas, natural aggregates and coal.

In the fourth quarter of 2004, Plum Creek sold certain subsurface property rights (primarily coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia, to Consol Energy, Inc. The company received proceeds of $23 million in connection with the sale and the release of certain legal claims, which the company believes comprised a portion of the proceeds. However, the sale agreement did not specify an allocation. The net gain from this sale and settlement of certain legal claims, after reducing the proceeds for applicable income taxes, was $23 million. During the first quarter of 2005, we sold our remaining coal reserves for proceeds of $21 million. The net gain from this sale after reducing the proceeds for our book basis and applicable income tax, was $20 million. Prior to these sales, substantially all of the coal reserves were subject to long-term mineral leases. For each of the years ended December 31, 2004 and 2003, the Other Segment revenues and operating income included approximately $1 million from royalties associated with the mineral leases, and less than $1 million for the year ended December 31, 2005. These gains have been reported in our income statement as a separate line item below Income from Continuing Operations.

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

SIXTY-NINE

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

The table below presents information about reported segments for the years ended December 31 (in millions):

	Northern	Southern	Real	Manufactured
	ResourcesA	ResourcesB	EstateC	ProductsD	OtherE	TotalF

2005
External revenues	$263	$501	$292	$504	$16	$1,576
Intersegment revenues	84	—	—	—	—	84
Export revenues	1	—	—	22	—	23
Depreciation, depletion and amortization	28	52	—	29	—	109
Operating income	102	221	140	30	13	506

2004
External revenues	$235	$459	$303	$518	$13	$1,528
Intersegment revenues	90	—	—	—	—	90
Export revenues	22	—	—	22	—	44
Depreciation, depletion and amortization	27	48	—	37	1	113
Operating income	100	207	152	58	9	526

2003
External revenues	$219	$445	$124	$397	$11	$1,196
Intersegment revenues	90	—	—	—	—	90
Export revenues	22	—	—	14	—	36
Depreciation, depletion and amortization	30	51	—	25	1	107
Operating income (loss)	82	216	47	(5)	7	347

A	For the year ended December 31, 2003, the Northern Resources segment recorded a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the financial statements.

B	For the year ended December 31, 2005, the Southern Resources segment recorded a loss of $2 million related to hurricane damage, which is included in depreciation, depletion and amortization in the financial statements.

C	The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million during 2005, $21 million during 2004, and $14 million during 2003. Impairments are recognized as part of cost of goods sold and reflected as part of operating income.

D	For the year ended December 31, 2004, the Manufactured Products segment recorded a $9 million lumber assets impairment loss, which is included in depreciation, depletion and amortization in the financial statements.

E	Plum Creek had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company had jointly explored for and developed coalbed methane gas found on certain of its timberlands in West Virginia and Virginia. During the second quarter of 2004, the company sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The resulting gain of $5 million before income taxes is included in Gain on Sale of Other Assets in our operating income for 2004. The agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. The impact on operating income from our working interest in the joint operating agreement during the years ended December 31, 2004 and 2003, was less than $1 million annually.

F	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for 2005 and $1 million for both 2004 and 2003.

A reconciliation of total operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2005	2004	2003

Total segment operating income	$506	$526	$347
Interest expense, net	(109)	(111)	(117)
Corporate and other unallocated expenses	(58)	(54)	(44)
Gain on sale of other assets	—	5	—

Income before income taxes	$339	$366	$186

SEVENTY

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

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

	2005	2004	2003

Northern Resources	$7	$8	$12
Southern Resources	193	144	136
Manufactured Products	—	12	29

Total	$200	$164	$177

NOTE 15. SUBSEQUENT EVENTS

On February 7, 2006, our Board of Directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $0.40 per share. Total dividends approximated $74 million and will be paid on March 3, 2006, to stockholders of record on February 17, 2006.

NOTE 16.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in millions, except per share amounts)	1st QuarterA	2nd Quarter	3rd Quarter	4th QuarterB

2005
Revenues	$400	$358	$427	$391
Gross Profit	155	126	140	119
Operating Income	134	102	117	95
Net Income	122	69	96	67
Net Income per Share–BasicC	$0.67	$0.37	$0.52	$0.36
Net Income per Share–DilutedC	$0.66	$0.37	$0.52	$0.36

2004
Revenues	$497	$341	$363	$327
Gross Profit	209	111	137	101
Operating Income	191	94	115	77
Net Income	155	57	77	73
Net Income per Share–BasicC	$0.85	$0.31	$0.42	$0.40
Net Income per Share–DilutedC	$0.84	$0.31	$0.42	$0.40

A	2005 first quarter net income includes a $20 million, or $0.11 per basic and diluted share, Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

B	2005 fourth quarter net income includes a $3 million, or $0.02 per basic and diluted share, Gain on Sale of Properties, net of tax. 2004 fourth quarter net income includes a $23 million, or $0.12 per basic and diluted share, Gain on Sale of Properties, net of tax. Neither the $3 million gain from 2005 nor the $23 million gain from 2004 were included in Income from Continuing Operations.

C	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

SEVENTY-ONE

PART II/ITEM 8

PLUM CREEK TIMBER COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 22, 2006

SEVENTY-TWO

PART II/ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The following consolidated financial statements relate to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in August of 2004 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell up to $400 million of its debt securities. As of December 31, 2005, Plum Creek Timberlands, L.P. has sold $300 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

	DEC. 31,	DEC. 31,	DEC. 31,
YEAR ENDED	2005	2004	2003

REVENUES:
Timber	$764	$694	$664
Real Estate	292	303	124
Manufacturing	504	518	397
Other	16	13	11

Total Revenues	1,576	1,528	1,196

COSTS AND EXPENSES:

Cost of Goods Sold:
Timber	418	368	345
Real Estate	152	149	77
Manufacturing	463	449	390
Other	3	4	4

Total Cost of Goods Sold	1,036	970	816
Selling, General and Administrative	92	86	77

Total Costs and Expenses	1,128	1,056	893

Gain on Sale of Other Assets	–	5	–

Operating Income	448	477	303
Interest Expense, net	109	111	117

Income before Income Taxes	339	366	186
Benefit (Provision) for Income Taxes	(8)	(27)	6

Income from Continuing Operations	331	339	192
Gain on Sale of Properties, net of tax	23	23	–

Net Income	$354	$362	$192

See accompanying Notes to Consolidated Financial Statements

SEVENTY-THREE

PART II/ITEM 8

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(in millions)

	DEC. 31,	DEC. 31,
	2005	2004

ASSETS

Current Assets:
Cash and Cash Equivalents	$369	$347
Restricted Advance from Customer	23	4
Accounts Receivable	44	40
Like-Kind Exchange Funds Held in Escrow	30	11
Inventories	75	71
Deferred Tax Asset	17	10
Other Current Assets	16	14

	574	497

Timber and Timberlands–Net	3,961	3,595
Property, Plant and Equipment–Net	234	248
Investment in Grantor Trusts	27	41
Other Assets	18	8

Total Assets	$4,814	$4,389

LIABILITIES

Current Liabilities:
Current Portion of Long-Term Debt	$161	$32
Short-Term Debt	50	–
Accounts Payable	45	41
Interest Payable	30	28
Wages Payable	25	25
Taxes Payable	18	22
Deferred Revenue	35	16
Other Current Liabilities	11	20

	375	184

Long-Term Debt	1,524	1,405
Lines of Credit	495	448
Deferred Tax Liability	39	45
Other Liabilities	55	69

Total Liabilities	2,488	2,151

Commitments and Contingencies

EQUITY
Partners’ Capital	2,326	2,238

Total Liabilities and Partners’ Equity	$4,814	$4,389

See accompanying Notes to Consolidated Financial Statements

SEVENTY-FOUR

PART II/ITEM 8

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	DEC. 31,	DEC. 31,	DEC. 31,
YEAR ENDED	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$354	$362	$192
Adjustments to Reconcile Net Income to

Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 Loss Related to Hurricane in 2005, $9 Lumber Mill Impairment Charge in 2004 and $4 Loss Related to Forest Fires in 2003)	113	114	108
Basis of Real Estate Sold (Includes Impairment Losses of $1 in 2005, $21 in 2004 and $14 in 2003)	124	134	66
Deferred Income Taxes	(13)	9	(7)
Gain on Sales of Other Assets and Properties	(24)	(28)	—
Working Capital Changes	(36)	(12)	17
Other	(2)	3	9

NET CASH PROVIDED BY OPERATING ACTIVITIES	516	582	385

Cash Flows From Investing Activities
Capital Expenditures (Excluding Timberland Acquisitions)	(89)	(70)	(84)
Timberlands Acquired	(501)	(66)	(162)
Proceeds from Sale of Other Assets and Properties	29	46	—
Other	(2)	(1)	(1)

Net Cash Used In Investing Activities	(563)	(91)	(247)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions	(271)	(248)	(299)
Borrowings on Line of Credit	2,468	2,147	1,922
Repayments on Line of Credit	(2,421)	(2,295)	(1,997)
Proceeds from Issuance of Short-Term Debt	50	—	—
Proceeds from Issuance of Long-Term Debt	297	—	298
Principal Payments and Retirement of Long-Term Debt	(53)	(33)	(33)
Other	(1)	—	—

Net Cash Provided By (Used In) Financing Activities	69	(429)	(109)

Increase In Cash and Cash Equivalents	22	62	29

Cash and Cash Equivalents:
Beginning of Year	347	285	256

End of Year	$369	$347	$285

SUPPLEMENTARY CASH FLOW INFORMATION

Cash Paid (Received) During the Year for:
Interest	$114	$115	$112
Income Taxes — Net	$25	$11	$(1)

See accompanying Notes to Consolidated Financial Statements

SEVENTY-FIVE

PART II/ITEM 8

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

At December 31, 2005, the Operating Partnership owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.3 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the Operating Partnership has approximately 530,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

On October 6, 2001, six former subsidiaries of Georgia-Pacific Corporation (“Georgia-Pacific”) collectively referred to as “The Timber Company,” merged with and into Plum Creek. The Timber Company held all of the assets and liabilities attributed to Georgia-Pacific’s timber and timberland business. In the merger, Plum Creek acquired approximately 3.9 million acres of primarily pine forests in the southern regions of the United States, 287,000 acres of primarily Douglas-fir forests in Oregon and 542,000 acres of mixed hardwood forests in the Appalachian and northeastern regions of the United States for a purchase price of approximately $3.4 billion. Immediately following the merger, all assets and liabilities acquired from The Timber Company were transferred to the Operating Partnership.

Basis of Presentation. The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek Timber Company, Inc. Other than its investment in Plum Creek Timberlands, L.P. and proceeds from stock option exercises, Plum Creek Timber Company, Inc. has no independent assets, liabilities or operations. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

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

SEVENTY-SIX

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products, primarily wood chips, and amounts billed for shipping and handling, are recognized at the time of delivery. Revenues generated from real estate sales include the sale of higher and better use timberlands and non-strategic timberlands. In some of these transactions, the Operating Partnership sold timberlands that qualified for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these sales involved a third party intermediary, whereby the third party intermediary received proceeds related to the property sold and then reinvested the proceeds in like-kind property. The proceeds are recorded as revenues when the third party intermediary receives them.

Revenue from real estate sales is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For substantially all of the Operating Partnership’s real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in any of our properties after they are sold. The Operating Partnership recognizes revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion the Operating Partnership receives a portion of the real estate sale consideration in the form of a note receivable. Such sales represented less than 5% of our revenue from real estate sales for each of the years in the three-year period ended December 31, 2005. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is recognized under the cost recovery method. Furthermore, the Operating Partnership may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The Operating Partnership treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Broker commissions and closing costs of our Real Estate Segment are included in cost of goods sold.

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds. The Operating Partnership periodically reviews the credit rating of the financial institution where the money market funds are maintained. Additionally, the Operating Partnership considers certain proceeds held in escrow associated with like-kind exchanges as cash equivalents. See “Like-Kind Exchange Funds Held in Escrow.”

Restricted Cash. The Operating Partnership has restricted cash related to certain advances from a customer associated with lump-sum timber sales. The Operating Partnership reports this cash as “Restricted Advance from Customer” until the trees associated with the lump-sum contract are harvested.

Accounts Receivable. Accounts receivable at December 31, 2005 and 2004, is presented net of an allowance for doubtful accounts of $0.5 million. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchange Funds Held in Escrow. The Operating Partnership enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The Operating Partnership uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the Operating Partnership. Funds from reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand, are not subject to risk of loss and earn interest. At December 31, 2005, $7 million of cash from reverse like-kind exchange transactions was included in Cash and Cash Equivalents. At December 31, 2004, we had no cash in our escrow account from reverse like-kind exchange transactions.

SEVENTY-SEVEN

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

Grantor Trusts. The Operating Partnership has a grantor trust that was established for deferred compensation and deferred Plum Creek shares. See Note 5 of the Notes to Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the consolidated statement of income.

Certain deferred compensation obligations are fixed in shares of common stock of Plum Creek Timber Company, Inc. At December 31, 2005 and 2004, the Operating Partnership’s grantor trusts held less than 0.1 million and 0.4 million shares, respectively, of common stock of Plum Creek Timber Company, Inc. These shares, as well as the underlying obligations, are reported on the consolidated balance sheet at historic costs and included in Investment in Grantor Trusts and Other Non-Current Liabilities, respectively. See Note 5 of the Notes to Financial Statements.

Furthermore, the Operating Partnership maintains another grantor trust, which the Operating Partnership uses to fund its non-qualified pension plan obligation. See Note 7 of the Notes to Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the Operating Partnership’s balance sheet; realized gains and losses are recognized in the consolidated statement of income; changes in unrealized gains and losses are recorded as other comprehensive income/loss as a component of Partners’ Capital.

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

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31,	December 31,
	2005	2004

Raw materials (logs)	$21	$24
Work-in-process	4	4
Finished goods	37	32

	62	60
Supplies	13	11

Total	$75	$71

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

Real Estate Development. Costs associated with a specific real estate project are capitalized once we determine that the project is viable. Both external and internal costs directly associated with the specific real estate project are

SEVENTY-EIGHT

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
capitalized. We capitalize improvements and other development costs, including interest costs and property taxes, during the development period (capitalized interest and property taxes were less than $1 million in 2005). General real estate development costs not related to a specific project and costs incurred before management has concluded that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, we determine the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value. Capitalized real estate development costs included in Timber and Timberlands were $14 million and $5 million at December 31, 2005 and 2004, respectively.

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

Stock-Based Compensation Plans. At December 31, 2005, the Plum Creek had stock-based employee compensation plans, which are described more fully in Note 8 of the Notes to Financial Statements. The cost of these stock-based compensation plans have been fully allocated to the Operating Partnership. The Operating Partnership expenses stock-based employee compensation on a straight-line basis over the vesting period in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by the Operating Partnership in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. Had the Operating Partnership used the fair value method of accounting for all stock-based compensation, net income for 2005 would have been the same, net income for 2004 would have been reduced by $0.3 million, and net income for 2003 would have been reduced by $0.5 million.

Stock-based employee compensation expense included in reported income before income taxes was as follows for the years ended December 31 (in millions):

	2005	2004	2003

Stock options	$1.9	$1.7	$0.9
Value management awards, dividend equivalents, and grants of restricted stock	2.0	1.7	3.0

Total	$3.9	$3.4	$3.9

Value management awards and dividend equivalents are paid partially in Plum Creek stock and partially in cash, based on payout elections made by recipients. The Operating Partnership recorded expense of $4.8 million in 2005, $9.3 million in 2004, and $2.6 million in 2003 for the estimated cash portion of these awards. See Note 8 of the Notes to Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2005 presentation. The reclassifications had no impact on operating income or net income. Capitalized costs related to real estate development are included in Timber and Timberlands at December 31, 2005. Previously, at December 31, 2004, real estate development costs were included in Property, Plant and Equipment. Accordingly, $5 million was reclassified at December 31, 2004 from Property, Plant and Equipment to Timber and Timberlands.

The Operating Partnership considers cash in its escrow account from reverse like-kind exchange transactions to be Cash and Cash Equivalents. At December 31, 2005, the Operating Partnership classified $7 million in reverse like-kind exchange funds as Cash and Cash Equivalents. Accordingly, $14 million was reclassified at December 31, 2003

SEVENTY-NINE

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
from Like-Kind Exchange Funds Held in Escrow to Cash and Cash Equivalents. The reclassification increased Net Cash Provided by Operating Activities for the year ended December 31, 2003 by $14 million and decreased Net Cash Provided by Operating Activities by $14 million for the year ended December 31, 2004 in the Consolidated Statements of Cash Flows.

NEW ACCOUNTING PRONOUNCEMENTS

In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted for fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted SFAS No. 123(R) on January 1, 2006.

The Operating Partnership adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002, using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, the Operating Partnership uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123(R) on January 1, 2006. The Operating Partnership does not expect the expense for stock options computed in accordance with SFAS No. 123(R) to be materially different than the expense currently computed under SFAS No. 123.

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

In addition to stock options, Plum Creek also grants restricted stock, and dividend equivalents and value management awards, a portion of which may be payable in the common stock of Plum Creek Timber Company, Inc. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value of an award as of the last day of the performance period times the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. The Operating Partnership does not expect the total expense recognized over the performance period for dividend equivalents and value management awards computed in accordance with SFAS No. 123(R) to be materially different than the total expense currently computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of dividend equivalent and value management awards, the quarterly and annual expense recognized under SFAS No. 123(R) could be materially different than the quarterly and annual expense we currently recognize under SFAS No. 123.

SFAS No. 123(R) requires that the total impact of adopting the standard be accounted for as a cumulative effect of an accounting change, with the total impact shown on the income statement net of tax. Based on the provisions of SFAS No. 123(R), the Operating Partnership anticipates this cumulative impact to be approximately a $2 million, net of tax, increase to earnings for the quarter ended March 31, 2006. The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the dividend equivalent rights and value management awards.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The new Statement is

EIGHTY

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect that adoption of this standard will have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation 47 (“FIN 47”), which finalized a proposed interpretation of SFAS No. 143, Accounting for Conditional Asset Retirement Obligations. The interpretation addresses the issue of whether SFAS No. 143 requires an entity to recognize a liability for a legal obligation to perform asset retirement when the asset retirement activities are conditional on a future event, and if so, the timing and valuation of the recognition. The decision reached by the FASB was that there are no instances where a law or regulation obligates an entity to perform retirement activities but then allows the entity to permanently avoid settling the obligation. The adoption of FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Opinion No. 29 provided an exception to its basic measurement principle, fair value, for exchanges of similar production assets. Under Opinion No. 29, an exchange of a productive asset was based on the recorded amount of the asset relinquished. The FASB eliminated this exception and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. The FASB believes this Statement produces financial reporting that more faithfully represents the economics of nonmonetary asset exchange transactions. The new Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

NOTE 2.	TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

Timber and timberlands consisted of the following (in millions):

	December 31,	December 31,
	2005	2004

Timber and logging roads–net	$2,686	$2,367
Timberlands	1,275	1,228

Timber and Timberlands–net	$3,961	$3,595

During 2005, the Operating Partnership acquired approximately 754,000 acres of timberlands located in Northern Michigan, Arkansas and Florida for $501 million. These purchases were financed primarily by using proceeds from the issuance of publicly traded and private placement debt and funds from tax-deferred exchanges, and have been accounted for as asset acquisitions. Timberland dispositions during 2005 were approximately 232,000 acres, of which 63,000 acres were located in the Northern Resources Segment and 169,000 acres were located in the Southern Resources Segment.

During 2004, the Operating Partnership acquired approximately 78,000 acres of timberlands located primarily in Arkansas and Maine for $66 million. Timberland dispositions during the same time period comprised approximately 375,000 acres of which 308,000 were located in the Northern Resources Segment and 67,000 in the Southern Resources Segment.

During 2004, the Operating Partnership sold certain subsurface property rights (primarily coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia. During 2005, the remainder of the Operating Partnership’s coal reserves was sold. The sale of these properties is reflected in our Consolidated Statements of Income as Gain on Sale of Properties, net of tax. For the year ended December 31, 2005, we received sales proceeds of $21 million and, after deducting our book basis of $1 million, recorded a gain of $20 million. For the year ended December 31, 2004, we received sales proceeds of $23 million and, after deducting our book basis of $0.1 million, recorded a gain of $23 million. See Note 12 of the Notes to Financial Statements.

The Operating Partnership’s Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each real estate sale is evaluated

EIGHTY-ONE

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
for a potential impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2005, the Operating Partnership recorded impairment losses of $1 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $4 million. During 2004, the Operating Partnership recorded impairment losses of $21 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $45 million; substantially all of these properties were sold during 2004. During 2003, the Operating Partnership recorded impairment losses of $14 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $50 million; approximately two-thirds of the properties were sold during 2003. The impairment losses of $1 million in 2005, $21 million in 2004, and $14 million in 2003 are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

During 2005, the Operating Partnership’s Southern Resources Segment recognized a $2 million loss, representing the book basis of the timber volume destroyed as a result of severe winds from Hurricane Katrina on approximately 350,000 acres in Mississippi. During 2003, the Operating Partnership’s Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires on approximately 45,000 acres in Montana.

Property, plant and equipment consisted of the following (in millions):

	December 31,	December 31,
	2005	2004

Land, buildings and improvements	$84	$80
Machinery and equipment	285	277

	369	357
Accumulated depreciation	(135)	(109)

Property, Plant and Equipment–net	$234	$248

During the fourth quarter of 2004, the Operating Partnership concluded it had excess production capacity at one of its mills; and therefore, concluded that the mill’s long-lived assets were impaired. The Operating Partnership recorded an impairment loss of $9 million during the fourth quarter of 2004 by writing the carrying value of the mill’s long-lived assets of $14 million down to their estimated fair value of $5 million. The impairment loss of $9 million is reflected in the operating income of our Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income. The estimated fair value was computed based on expected future cash flows discounted at the risk-free rate of interest.

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

NOTE 3.	INCOME TAXES

Plum Creek Timberlands, L.P. is a limited partnership and therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT is generally not subject to corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Plum Creek conducts its activities through various wholly owned operating partnerships. The activities of the Operating Partnership consist primarily of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. The book basis of the Operating Partnership’s assets and liabilities exceeds its tax basis by approximately $1.9 billion at December 31, 2005. Plum Creek’s taxable REIT subsidiaries file a consolidated federal income tax return.

EIGHTY-TWO

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

The Operating Partnership’s tax provision includes all of the tax expense (benefit) associated with Plum Creek’s various taxable REIT subsidiaries, as well as any tax expense (benefit) incurred by the REIT (e.g. built-in gains tax).

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

In connection with the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability relates to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2005, the $11 million deferred income tax liability was reduced by $1 million in connection with sales of timberlands subject to the built-in gains tax.

Based on projected timberland sales subject to the built-in gains tax for the period December 31, 2005 to October 6, 2011, and the ability to successfully reinvest proceeds in like-kind properties, Plum Creek estimates it needs a deferred tax liability of $5 million. Therefore, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Plum Creek remeasured the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax during the period December 31, 2005 to October 6, 2011. As a result, Plum Creek reduced the deferred tax liability associated with expected sales of timberlands subject to the built-in gains tax from $10 million to $5 million and correspondingly recorded a deferred tax benefit of $5 million during 2005.

Plum Creek conducts certain non-REIT activities through various taxable REIT subsidiaries (subchapter “C” corporations), which are subject to corporate-level income tax. These activities include the Operating Partnership’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the Operating Partnership’s higher and better use timberlands.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2005	2004	2003

Current income taxes:
Federal	$17	$15	$1
State	3	3	—

Deferred income taxes:
Federal	(6)	(7)	4
State	(1)	(1)	(1)
Benefit from remeasurement of built-in gain deferred tax liability	(5)	—	—
Utilization (benefit) of operating loss carryforwards	—	17	(10)

Provision (benefit) for income taxes on income from continuing operations	$8	$27	$(6)

EIGHTY-THREE

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

The federal statutory income tax rate was 35%. The income generated by the activities of the Operating Partnership is generally not subject to federal and state income tax. The provision for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2005	2004	2003

Provision for income taxes on income from continuing operations computed at the Federal statutory tax rate	$119	$128	$65
Partnership income not subject to Federal tax	(101)	(101)	(68)
State income taxes, net of Federal benefit	1	4	(1)
Benefit from remeasurement of built-in gains deferred tax liability	(5)	—	—
Permanent book-tax differences	(6)	(4)	(2)

Provision (benefit) for income taxes on income from continuing operations	$8	$27	$(6)

For the year ended December 31, 2005, $8 million of income tax expense was allocated to Income from Continuing Operations. For the year ended December 31, 2004, $27 million of income tax expense was allocated to Income from Continuing Operations.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various taxable REIT subsidiaries and for the assets of the REIT’s operating partnerships that are subject to built-in gains. The components of net deferred income tax liabilities are as follows (in millions):

	December 31,	December 31,
	2005	2004

Deferred income tax assets:
Accrued compensation	$12	$13
Deferred revenue	9	2
Timber and timberlands	1	—
Other accruals and reserves	8	7

	30	22

Deferred income tax liabilities:
Machinery and equipment	(52)	(54)
Timber and timberlands	—	(3)

	(52)	(57)

Deferred income tax liability, net	$(22)	$(35)

Deferred income tax liabilities at December 31, 2005 and 2004, are net of deferred tax assets of $17 million and $10 million, respectively, included in current assets. During 2004, the Plum Creek utilized $45 million of net operating loss carryforwards. Plum Creek had no net operating loss carryforwards at December 31, 2005 or December 31, 2004.

Plum Creek filed its federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, Plum Creek remains liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by State and Local Taxing Authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 2000. Georgia-Pacific’s consolidated income tax return for 2001 is currently under examination. Additionally, the Service has completed examinations of the federal income tax return of Plum Creek Timber Company, Inc. and the consolidated federal income tax return of the taxable REIT subsidiaries for the year 2001. Plum Creek has no open tax years prior to 2002.

EIGHTY-FOUR

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

NOTE 4.	BORROWINGS

Long-term debt consists of the following (in millions):

	December 31,	December 31,
	2005	2004

Senior Notes due 2007, 11.125% plus unamortized premium of $1.5 at 12/31/05, effective rate of 6.19%	$30	$46
First Mortgage Notes due 2007, 11.125% plus unamortized premium of $1.3 at 12/31/05, effective rate of 6.19%	27	41
Senior Notes due 2007, 5.31%	25	25
Senior Notes due 2009, 8.73% plus unamortized premium of $5.4 at 12/31/05, effective rate of 7.55%	155	157
Senior Notes due 2011, mature serially 2007 to 2011, 7.62% to 7.83%, plus unamortized premium of $1.0 at 12/31/05, effective rates of 6.96% to 7.84%	173	173
Senior Notes due 2013, mature serially 2008 to 2013, 4.96% to 6.18%	280	280
Senior Notes due 2013, mature serially 2006 to 2013, 6.96% to 7.76%, less unamortized discount of $4.9 at 12/31/05, effective rates of 6.95% to 8.04%	495	494
Senior Notes due 2015, 5.875% less unamortized discount of $0.8 at 12/31/05	299	–
Senior Notes due 2016, mature serially 2006 to 2016, 7.74% to 8.05%, plus unamortized premium of $0.7 at 12/31/05, effective rates of 6.96% to 8.04%	201	201
Senior Notes due 2008, 3.5% at 12/31/04, based on 3-month LIBOR plus 1.445%, retired 2005	–	20

Total Long-term Debt	$1,685	$1,437
Less: Current Portion	(161)	(32)

Long-term Portion	$1,524	$1,405

The Operating Partnership has a $650 million facility revolving line of credit maturing on January 15, 2009. As of December 31, 2005, the weighted-average interest rate for the line of credit was 5.14%. The interest rate on the line of credit is based on LIBOR plus 0.875% and includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily, based on cash needs. As of December 31, 2005, we had $495 million of borrowings and $6 million of standby letters of credit outstanding; $149 million remained available for borrowing under our line of credit. As of December 31, 2004, we had $448 million of borrowings and $6 million of standby letters of credit outstanding. As of January 6, 2006, $398 million of the borrowings under our line of credit was repaid.

In May of 2005, the Operating Partnership entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of December 31, 2005, the interest rate for the term loan was 4.88%, which is based on LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

In April of 2005, the Operating Partnership retired its $20 million variable rate senior note bearing interest at 3-month LIBOR plus 1.445% due in 2008 prior to its maturity using funds available under the revolving line of credit. Furthermore, in June 2005, the Operating Partnership made principal payments totaling $27 million on borrowings due under the 1989 senior and first mortgage notes bearing interest at 11.125%.

In August of 2004, Plum Creek filed with the Securities and Exchange Commission a shelf registration statement under which the Operating Partnership, may from time to time, offer and sell debt securities of up to a total amount of $400 million. At December 31, 2005, under the Operating Partnership’s shelf registration statement, $100 million remained available for issuance of debt securities at Plum Creek Timberlands, L.P.

In November of 2005, the Operating Partnership issued $300 million aggregate principal amount of its senior notes with a coupon rate of 5.875% at a market price of 99.731% of the principal amount. The net proceeds of

EIGHTY-FIVE

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
$297 million were used primarily to purchase timberlands (see Note 2 of the Notes to Financial Statements). The notes, issued under the Operating Partnership’s shelf registration statement, mature in 2015. The Senior Notes due 2015 are fully and unconditionally guaranteed by Plum Creek.

The senior notes due 2015 are structurally subordinated to all unsecured debt and liabilities of the Operating Partnership’s subsidiaries, and junior in right of payment to secured debt of the Operating Partnership’s subsidiaries to the extent of the value of the assets secured by such debt. At December 31, 2005, the total amount of unsecured debt and liabilities of the Operating Partnership’s subsidiaries was approximately $867 million, and the total amount of secured debt of the Operating Partnership’s subsidiaries was approximately $27 million, representing mortgage notes secured by certain manufacturing assets. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Operating Partnership’s business or other similar process, the assets of the Operating Partnership’s subsidiaries will be available to pay the amounts due on the senior notes due 2015 only after the secured and unsecured indebtedness of the Operating Partnership’s subsidiaries has been repaid in full.

The Senior Notes (excluding the Senior Notes due 2011 and the Senior Notes due 2015) and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $148 million at December 31, 2005, and $178 million at December 31, 2004. The Senior Notes are unsecured. The First Mortgage Notes are collateralized by substantially all of the property, plant and equipment of the lumber, plywood and MDF manufacturing facilities. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on all debt agreements and the line of credit are as follows as of December 31, 2005 (in millions):

Maturity	Debt Agreements	Line of Credit	Total

2006	$211	$—	$211
2007	125	—	125
2008	148	—	148
2009	200	495	695
2010	58	—	58
Thereafter	993	—	993

Total	$1,735	$495	$2,230

The Operating Partnership’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments (see Note 6 of the Notes to Financial Statements) based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership was in compliance with all of our borrowing agreement covenants as of December 31, 2005.

NOTE 5.	FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents and notes receivable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $2.32 billion and $2.01 billion at December 31, 2005 and 2004, respectively, and the carrying amount was $2.23 billion and $1.89 billion at December 31, 2005 and 2004, respectively. The fair value of the Operating Partnership’s publicly-traded debt (i.e. Senior Notes due 2015) is estimated using market quotes; the fair value of the remainder of Operating Partnership’s debt is estimated using current interest rates for similar obligations with like maturities.

EIGHTY-SIX

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $18 million and $15 million at December 31, 2005 and 2004, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless a permanent impairment has occurred, which is then charged to expense. Unrealized holding gains relating to mutual fund investments were approximately $2 million at both December 31, 2005 and December 31, 2004. The Operating Partnership records changes in unrealized holding gains in Other Comprehensive Income. Realized gains and losses were less than $1 million in 2005, 2004, and 2003. See Note 7 of the Notes to Financial Statements for discussion of the Operating Partnership’s Pension Plans.

Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund certain deferred compensation. The fair value of these investments was $9 million and $26 million at December 31, 2005 and 2004, respectively. Unrealized holding gains related to mutual fund investments were $1 million at December 31, 2005. The change in unrealized holding gains or losses has been recognized in the Operating Partnership’s consolidated statement of income resulting in losses of less than $1 million in 2005, and gains of $1 million in 2004 and $2 million in 2003. Realized gains and losses were less than $1 million in 2005, 2004, and 2003. Deferred compensation obligations are included in Other Liabilities and were $9 million and $27 million at December 31, 2005 and 2004, respectively.

NOTE 6.	PARTNERS’ CAPITAL

The changes in Partners’ Capital are as follows for the years ended December 31 (in millions):

	2005	2004	2003

Beginning of Period	$2,238	$2,119	$2,222
Net Income	354	362	192
Distributions to Parent	(271)	(248)	(299)
Capital Contributions from Parent	5	5	4

End of Period	$2,326	$2,238	$2,119

Under the terms of our note agreements and line of credit (see Note 4 of the Notes to Financial Statements), the Operating Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. Subject to certain restrictions, the Operating Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, the Operating Partnership could distribute or advance the cash on its balance sheet as of December 31, 2005, or $369 million, all of which is considered unrestricted assets. At December 31, 2005, the Partnership and its consolidated subsidiaries had net assets of $2,326 million of which $1,957 million was restricted from being transferred by the Operating Partnership to Plum Creek Timber Company, Inc.

NOTE 7.	EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan. Plum Creek Timber Company, Inc. sponsors a defined benefit pension plans that cover substantially all employees of the Operating Partnership. Therefore, all employee pension and retirement plan assets, obligations and costs are allocated to the Operating Partnership. The Operating Partnership uses a December 31 measurement

EIGHTY-SEVEN

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
date for its pension plans. The following tables provide a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2005	2004

Change in benefit obligation
Benefit obligation at beginning of period	$107	$95
Service cost	6	6
Interest cost	6	6
Actuarial loss	4	6
Benefits paid	(7)	(6)

Benefit obligation at end of period	$116	$107

Change in plan assets
Fair value of plan assets at beginning of period	$75	$65
Actual return on plan assets	5	7
Employer contributions	9	9
Benefits paid	(7)	(6)

Fair value of plan assets at end of period	$82	$75

The funded status is set forth in the following table (in millions):

	December 31,	December 31,
	2005	2004

Funded status	$(35)	$(32)
Unrecognized net actuarial loss	20	17
Unrecognized prior service cost	1	1

Unfunded accrued pension cost	$(14)	$(14)

The unfunded accrued pension cost at December 31, 2005, consists of accrued pension liability of $17 million for the non-qualified pension plans and $3 million of prepaid pension cost for the qualified pension plan. The unfunded accrued pension cost at December 31, 2004, consists of accrued pension liability of $15 million for the non-qualified pension plans and $1 million of prepared pension cost for the qualified pension plan.

The components of pension cost were as follows for the years ended December 31 (in millions):

	2005	2004	2003

Service cost	$6	$6	$5
Interest cost	6	6	6
Expected return on plan assets	(5)	(5)	(5)
Recognized actuarial loss	2	–	–

Total pension cost	$9	$7	$6

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

EIGHTY-EIGHT

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

The Operating Partnership maintains a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. The Operating Partnership’s contributions to these plans vary from year to year. It is the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued). At December 31, 2005, the fair value of plan assets for the qualified plan was $82 million and its related accumulated benefit obligation was $79 million. At December 31, 2004, the fair value of plan assets for the qualified plan was $75 million and its related accumulated benefit obligation was $73 million.

The Operating Partnership has the same funding policy for the non-qualified plans. However, assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, pension assets for the non-qualified plans are not considered plan assets, and therefore, have not been netted against our pension liability. Pension assets for the non-qualified plans are included in “Investment in Grantor Trusts” in our balance sheet, and the related pension liability is included in “Other Liabilities” in our balance sheet. At December 31, 2005 and 2004, the accumulated benefit obligation for the non-qualified plans was $17 million and $15 million, respectively. The fair value of assets held in a grantor trust associated with the non-qualified plans was $18 million at December 31, 2005, and $15 million at December 31, 2004.

As a result of the Operating Partnership’s funding policy, annual qualified pension contributions and grantor trust funding are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected investment returns, the Operating Partnership expects 2006 contributions to the qualified pension plan to range between $3 million and $8 million. Additionally, during 2006 the Operating Partnership expects to contribute between $1 million and $3 million to its grantor trust associated with the non-qualified plans.

The following table presents expected future benefit payments projected based on the same assumptions used by the Operating Partnership to measure the benefit obligation and estimate future employee service (in millions):

Projected benefit
Year	payments

2006	$8
2007	11
2008	11
2009	11
2010	11
2011 through 2015	61

As of year-end, plan assets were allocated as follows:

	December 31,	December 31,
	2005	2004

Large Capitalization Domestic Equities	30%	37%
Small and Mid-Size Capitalization Domestic Equities	11%	14%
International Equities	14%	10%
Fixed Income	32%	28%
Hedge Funds	10%	10%
Cash	3%	1%

Total	100%	100%

EIGHTY-NINE

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

It is the Operating Partnership’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The Operating Partnership uses eight fund managers to capture favorable returns in various asset classes and to diversify risk. Target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	25% to 37%
Small and Mid-Size Capitalization Domestic Equities	8% to 14%
International Equities	12% to 16%
Fixed Income	31% to 37%
Hedge Funds	8% to 12%

Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the above target allocations. To further reduce risk, fund managers are required to invest in a diversified portfolio. No more than 5% of an equity portfolio can be invested in a single company, and fund managers are expected to be well diversified with respect to industry and economic sectors. No more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Equity investments are limited to common stocks, common stock equivalents and preferred stock. Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks, and other U.S. financial institutions. Furthermore, hedge funds are used to reduce market risk and generate absolute returns regardless of market direction by employing limited use of derivative instruments, selling securities short, and buying and selling futures and options contracts.

Over a full market cycle, the investment goal for large capitalization domestic equities and fixed income investments is to exceed the applicable benchmark (e.g., S&P 500 Index) by one-half of one percent per annum, and the investment goal for small and mid-size capitalization domestic equities and international equities is to exceed the applicable benchmark (e.g., Russell 2000 Value Index) by one percent. The investment goals are net of related fees.

Weighted-average assumptions used to determine benefit obligation:

	December 31,	December 31,
	2005	2004

Discount rate	5.75%	5.75%
Rate of compensation increase	3.7%	3.7%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2005	2004

Discount rate	5.75%	6.25%
Expected long-term return on plan assets	7.75%	7.75%
Rate of compensation increase	3.7%	3.7%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2005 and 2004.

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $5 million each for 2005, 2004, and 2003. The employer match for each of the three years was 100%.

NINETY

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

Other Benefit Plans. Certain executives and key employees of the Operating Partnership participate in incentive benefit plans, which provide for the granting of shares of Plum Creek and/or cash bonuses upon meeting performance objectives. See Note 8 of the Notes to Financial Statements.

NOTE 8.	STOCK-BASED COMPENSATION PLANS

Plum Creek Timber Company, Inc. has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, dividend equivalents and value management awards. Certain executives and key employees of the Operating Partnership are covered by this plan. As all of Plum Creek’s activities are conducted through the Operating Partnership, all stock-based compensation expense is allocated to the Operating Partnership. Proceeds from the exercise of Plum Creek stock options are retained by Plum Creek Timber Company, Inc.

Under Plum Creek’s Stock Incentive Plan, as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At December 31, 2005, 2.8 million shares of the 12.4 million reserved shares have been used and, therefore, 9.6 million shares remain available for grants of non-qualified stock options, grants of restricted stock and units, or payments of vested dividend equivalents and value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until the end of their respective performance periods.

In addition to the 12.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek assumed 3.8 million Timber Company Stock options in connection with the October 6, 2001, merger with The Timber Company that were converted to Plum Creek stock options. At December 31, 2005, 0.4 million options of the 3.8 million options remain issued and outstanding.

Stock Options. Under the plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the Operating Partnership. Each stock option granted allows the recipient the right to purchase Plum Creek Timber Company, Inc.’s common stock at the fair market value of Plum Creek Timber Company, Inc.’s common stock on the date of the grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the plan, the exercise price of an option may not be reduced. See table below for summary of stock options granted, exercised and forfeited.

Restricted Stock and Restricted Stock Units. Under the plan, restricted stock and restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. The recipients of restricted stock units generally have the right to receive dividends during the restricted period and at the expiration of the restriction period the right to receive an equal number of shares of Plum Creek Timber Company, Inc.’s common stock. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock or restricted stock units to Plum Creek. Plum Creek had 72,300 shares of restricted stock outstanding under this plan as of December 31, 2005, compared to 39,500 shares of restricted stock as of December 31, 2004. The weighted average grant date fair value of restricted stock awarded in 2005 was $36.99 per share. No restricted stock units were outstanding at December 31, 2005 or December 31, 2004.

Dividend Equivalents. Under the plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by Plum Creek multiplied by the number of unexercised stock options.

For awards granted in 2005 and 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of Plum Creek’s current year dividend plus a percentage of prior year unearned dividends to the extent that Plum Creek’s total shareholder return on an annualized basis is at least 5.5% at the end of any such year. The total shareholder return computation consists of Plum Creek’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon Plum Creek’s performance for that year measured against the performance of a peer group of companies. Dividends are earned in whole or in part based on a sliding scale. If Plum Creek’s total shareholder return is below the 50th percentile of the peer group, then the percentage amount is zero. If Plum Creek’s total shareholder

NINETY-ONE

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
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

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At December 31, 2005, 2.0 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the Operating Partnership were outstanding compared to 1.7 million dividend equivalents outstanding at December 31, 2004.

The five-year performance period for the 2001 grants ended on December 31, 2005. All dividends paid by Plum Creek Timber Company, Inc. during the five-year performance period were earned on the outstanding dividend equivalent rights. The awards were paid in cash and stock totaling $3 million in January of 2006.

The five-year performance period for the 2000 grants ended on December 31, 2004. All dividends paid by Plum Creek Timber Company, Inc. during the five-year performance period were earned on the outstanding dividend equivalent rights. The awards were paid in cash and stock totaling $3 million in January of 2005.

Value Management Awards. Value management awards granted subsequent to January 1, 2004, provide incentive compensation to participants that is contingent upon company performance over a three-year period measured against the performance of a peer group consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period. Awards granted in 2002 were based on Plum Creek’s performance measured against a peer group consisting of forest product companies.

Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if Plum Creek’s total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if Plum Creek’s total shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is a sliding scale between 0% and 200% of the face value. At the end of the performance period, the awards will be paid in full to each participant. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek’s common stock. Generally, to be entitled to the payment, a participant must be employed by the Operating Partnership on the last date of the performance period.

Value management awards activity was as follows for the years ended December 31 (number of units, face value $100 per unit):

	2005	2004	2003

Balance at January 1	119,440	99,315	119,750
Grants	45,645	43,050	2,000
Payments	(76,480)	(22,435)	(22,435)
Forfeitures	(9,070)	(490)	—

Balance at December 31	79,535	119,440	99,315

NINETY-TWO

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

Value management award payments were as follows for the years ended December 31 (in millions except share data):

	2005	2004	2003

Cash	$8	$2	$2
Plum Creek Common Stock Shares	25,100	101,300	102,800

The three-year performance period for the 2002 grants ended on December 31, 2004. Based on our performance compared to the performance of our peer group, 76,480 units (with a per unit value of $116 or $9 million in the aggregate) vested on December 31, 2004. The awards were paid in cash and stock in January of 2005. There were no value management awards granted with a performance period ending December 31, 2005.

Summary of Stock Option Activity. Presented below is a summary of Plum Creek’s stock option plan activity (includes the Timber Company stock options assumed and converted in connection with the October 6, 2001, merger with The Timber Company):

	Options Outstanding

		Weighted Average
	Number of Shares	Exercise Price

Balance at January 1, 2003	2,028,304	$22.18
Options granted	478,750	21.99
Options exercised/surrendered	(91,243)	16.35
Options cancelled/forfeited	(17,897)	25.07

Balance at December 31, 2003	2,397,914	$22.34
Options granted	526,500	$30.94
Options exercised/surrendered	(531,350)	22.44
Options cancelled/forfeited	(29,583)	18.33

Balance at December 31, 2004	2,363,481	$24.28
Options granted	476,250	$37.49
Options exercised/surrendered	(409,866)	20.99
Options cancelled/forfeited	(127,735)	28.95

Balance at December 31, 2005	2,302,130	$27.34

NINETY-THREE

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

The following table summarizes the options outstanding and exercisable:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted Average		Weighted Average
Range of prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

December 31, 2003
$29.70 — $30.70	451,800	8.1 years	$29.72	112,950	$29.72
$24.35 — $26.27	628,549	6.8 years	$25.85	380,950	$25.81
$21.91 — $23.97	471,750	9.1 years	$21.94	1,250	$22.21
$16.94 — $18.34	236,500	1.8 years	$17.26	236,500	$17.26
$15.29 — $16.42	609,315	2.7 years	$15.53	609,315	$15.53

$15.29 — $30.70	2,397,914	6.0 years	$22.34	1,340,965	$19.96

December 31, 2004
$30.91 — $36.13	522,750	9.1 years	$30.96	51,000	$30.99
$29.70 — $30.70	415,674	7.1 years	$29.73	201,400	$29.73
$24.35 — $26.27	332,817	6.2 years	$26.03	257,692	$25.98
$21.91 — $23.97	456,150	8.1 years	$21.94	121,589	$21.94
$15.29 — $18.34	636,090	1.6 years	$16.01	636,090	$16.01

$15.29 — $36.13	2,363,481	6.1 years	$24.28	1,267,771	$21.39

December 31, 2005

$36.13 — $37.61	438,750	9.1 years	$37.48	750	$36.13

$30.91 — $32.87	473,812	8.1 years	$30.93	153,754	$30.95

$29.70 — $30.70	365,299	6.1 years	$29.73	269,912	$29.73

$24.35 — $26.27	225,192	5.3 years	$25.97	222,442	$25.97

$21.91 — $23.97	407,500	7.1 years	$21.94	207,628	$21.94

$15.29 — $18.34	391,577	0.9 years	$15.83	391,577	$15.83

$15.29 — $37.61	2,302,130	6.3 years	$27.34	1,246,063	$23.55

Accounting for Stock-Based Compensation. The Operating Partnership expenses stock-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method adopted by Plum Creek in 2002, stock-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2002. Total compensation expense for the above stock-based compensation plans (including both awards paid in stock and cash) was $9 million, $13 million, and $7 million for the years ended December 31, 2005, 2004, and 2003, respectively. See Note 1 of the Notes to Financial Statements.

The weighted-average measurement date fair values were computed using the Black-Scholes option valuation model with the following assumptions:

Options Granted	2005	2004	2003

Expected life in years	6	7	7
Risk-free interest rates	4.1%	3.7%	3.5%
Volatility	24%	24%	29%
Dividend yield	4.1%	4.5%	6.4%
Weighted-average measurement date fair values per share	$6.82	$5.13	$3.27

NOTE 9.	RELATED-PARTY TRANSACTIONS

Transactions with Parent. The Operating Partnership’s Parent, Plum Creek Timber Company, Inc., provides pension plans and stock based and deferred compensation plans that cover employees of the Operating Partnership

NINETY-FOUR

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
(see Notes 7 and 8 of the Notes to Financial Statements). All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all pension and stock-based compensation expense is allocated to the Operating Partnership.

NOTE 10.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31,	December 31,
	2005	2004

Other Current Assets
Prepaid expenses	$11	$8
Other	5	6

	$16	$14

Other Non-Current Assets
Unamortized debt issue costs	$7	$6
Deposits	6	1
Note receivable	3	—
Other	2	1

	$18	$8

Other Current Liabilities
Long-term incentive compensation	$3	$11
Other	8	9

	$11	$20

Other Non-Current Liabilities
Long-term incentive compensation	$9	$7
Timber obligations	11	12
Deferred compensation	9	27
Unfunded accrued pension cost	17	15
Other	9	8

	$55	$69

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Contingencies. The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Moreover, the Operating Partnership is currently in the early stages of several lawsuits related to property damage caused by various sources, including fire and flooding (“Property Damage Litigations”). The Operating Partnership believes it is more likely than not that the Property Damage Litigations will be resolved favorably. However, the final outcome of any legal proceeding is subject to many variables and cannot be predicted with any degree of certainty. The Operating Partnership believes that there are meritorious defenses for these claims and is vigorously defending these matters.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided the Operating Partnership with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties (“Arkansas Environmental Issue”). Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The site is currently being investigated and no remediation plan has yet been approved. No amounts

NINETY-FIVE

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
have been accrued for this potential liability. Furthermore, to the extent the Operating Partnership is required to indemnify Georgia-Pacific for its share of the remediation costs, the Operating Partnership may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both.

Unrecorded Contingencies. The Operating Partnership believes it will be successful in defending the Property Damage Litigations and the Arkansas Environmental Issue. However, if the Operating Partnership is not successful in defending these claims, we believe the aggregate combined losses for the Property Damage Litigations and Arkansas Environmental Issue would range between $0 and $9 million. Other than the Property Damage Litigations and the Arkansas Environmental Issue, management currently believes that resolving pending legal proceedings against the Operating Partnership, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations. However, these matters are subject to inherent uncertainties and management’s view on these matters may change in the future. Were an unfavorable final outcome in one or multiple legal proceedings to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which any unfavorable outcome becomes reasonably estimable.

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements range from one to 25 years with renewal options by either party for periods ranging from five years to 15 additional years. These agreements expire beginning in 2006 through 2023.

Lease Commitments. The Operating Partnership leases buildings and equipment under non — cancelable operating lease agreements. Operating lease expense was $5 million in 2005, $3 million in 2004 and $4 million in 2003. The Operating Partnership leases certain timberlands in which the Operating Partnership acquired title to the standing timber at the inception of the lease. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2005 (in millions):

	Operating Leases	Timber Obligations

2006	$4	$1
2007	4	1
2008	3	1
2009	3	1
2010	2	1
Thereafter	10	6

Total	$26	$11

NOTE 12.	SEGMENT INFORMATION

The Operating Partnership is organized into nine business units on the basis of both product line and geographic region. Each business unit has a separate management team due to geographic location, marketing strategies and/or production processes. In applying SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, these business units have been aggregated into five reportable segments based on similar long-term economic characteristics. The Operating Partnership’s reportable segments are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufactured Products and (5) Other.

Northern Resources Segment. The Northwest Resource region and the Northeast Resource region are aggregated into the Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to our lumber and plywood mills (which are part of the Manufactured Products Segment). Hardwood sawlogs are sold primarily to furniture manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

NINETY-SIX

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

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

Real Estate Segment. The Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberlands. We estimate that included in our approximately 8.2 million acres of timberlands are about 1.3 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the Operating Partnership has approximately 530,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Included within the 1.3 million acres of higher and better use timberlands are approximately 225,000 acres that will be developed by the Operating Partnership’s taxable REIT subsidiaries. Properties developed internally by the Operating Partnership will generally be low-intensity development limited to obtaining entitlements and investing in infrastructures such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture agreements with leading land developers.

Manufactured Products Segment. The lumber, plywood and MDF businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities and one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic lumber retailers, home construction, and industrial customers, and to a lesser extent for export primarily to Canada. Residual chips are sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2005	2004	2003

Lumber	$223	$235	$192
Plywood	144	157	115
MDF	137	126	90

Total	$504	$518	$397

Other Segment. The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Mineral income consists of royalty revenue from the extraction of oil and gas, natural aggregates and coal.

In the fourth quarter of 2004, the Operating Partnership sold certain subsurface property rights (primarily coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia, to Consol Energy, Inc. The Operating Partnership received proceeds of $23 million in connection with the sale and the release of certain legal claims, which the Operating Partnership believes comprised a portion of the proceeds. However, the sale agreement did not specify an allocation. The net gain from this sale and settlement of certain legal claims, after reducing the proceeds for applicable income taxes, was $23 million. During the first quarter of 2005, we sold our remaining coal reserves for proceeds of $21 million. The net gain from this sale after reducing the proceeds for our book basis and applicable income tax, was $20 million. Prior to these sales, substantially all of the coal reserves were subject to long-term mineral leases. For each of the years ended December 31, 2004 and 2003, the Other Segment revenues and operating income included approximately $1 million from royalties associated with the mineral leases, and less than $1 million for the year ended December 31, 2005. These gains have been reported in our income statement as a separate line item below Income from Continuing Operations.

Segment data includes external revenues, intersegment revenues and operating income, as well as export revenue and depreciation, depletion and amortization. The Operating Partnership evaluates performance and allocates capital to

NINETY-SEVEN

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8
the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as Operating Partnership does not produce such information internally.

The table below presents information about reported segments for the years ended December 31 (in millions):

	Northern	Southern	Real	Manufactured
	ResourcesA	ResourcesB	EstateC	ProductsD	OtherE	TotalF

2005
External revenues	$263	$501	$292	$504	$16	$1,576
Intersegment revenues	84	–	–	–	–	84
Export revenues	1	–	–	22	–	23
Depreciation, depletion and amortization	28	52	–	29	–	109
Operating income	102	221	140	30	13	506

2004
External revenues	$235	$459	$303	$518	$13	$1,528
Intersegment revenues	90	–	–	–	–	90
Export revenues	22	–	–	22	–	44
Depreciation, depletion and amortization	27	48	–	37	1	113
Operating income	100	207	152	58	9	526

2003
External revenues	$219	$445	$124	$397	$11	$1,196
Intersegment revenues	90	–	–	–	–	90
Export revenues	22	–	–	14	–	36
Depreciation, depletion and amortization	30	51	–	25	1	107
Operating income (loss)	82	216	47	(5)	7	347

A	For the year ended December 31, 2003, the Northern Resources segment recorded a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the financial statements.

B	For the year ended December 31, 2005, the Southern Resources segment recorded a loss of $2 million related to hurricane damage, which is included in depreciation, depletion and amortization in the financial statements.

C	The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million during 2005, $21 million during 2004, and $14 million during 2003. Impairments are recognized as part of cost of goods sold and reflected as part of operating income.

D	For the year ended December 31, 2004, the Manufactured Products segment recorded a $9 million lumber assets impairment loss, which is included in depreciation, depletion and amortization in the financial statements.

E	The Operating Partnership had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the Operating Partnership had jointly explored for and developed coalbed methane gas found on certain of its timberlands in West Virginia and Virginia. During the second quarter of 2004, the Operating Partnership sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The resulting gain of $5 million before income taxes is included in Gain on Sale of Other Assets in our operating income for 2004. The agreement provides for contingent additional sales proceeds of up to $3 million payable in 2008. The impact on operating income from our working interest in the joint operating agreement during the years ended December 31, 2004 and 2003, was less than $1 million annually.

F	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for 2005 and $1 million for both 2004 and 2003.

NINETY-EIGHT

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

PART II/ITEM 8

A reconciliation of total operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2005	2004	2003

Total segment operating income	$506	$526	$347
Interest expense, net	(109)	(111)	(117)
Corporate and other unallocated expenses	(58)	(54)	(44)
Gain on sale of other assets	–	5	–

Income before income taxes	$339	$366	$186

Intersegment sales prices are determined at least quarterly, based upon estimated market prices and terms in effect at the time. Export revenues consist of log sales, primarily to Japan and Canada, as well as manufactured product sales primarily to Canada. The Operating Partnership does not hold any long-lived foreign assets.

Segment revenues from sales to a single customer in excess of 10% of total revenues were as follows for the years ended December 31 (in millions):

	2005	2004	2003

Northern Resources	$7	$8	$12
Southern Resources	193	144	136
Manufactured Products	–	12	29

Total	$200	$164	$177

NOTE 13. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in millions, except per share amounts)	1st QuarterA	2nd Quarter	3rd Quarter	4th QuarterB

2005
Revenues	$400	$358	$427	$391
Gross Profit	155	126	140	119
Operating Income	134	102	117	95
Net Income	122	69	96	67

2004
Revenues	$497	$341	$363	$327
Gross Profit	209	111	137	101
Operating Income	191	94	115	77
Net Income	155	57	77	73

A	2005 first quarter net income includes a $20 million Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

B	2005 fourth quarter net income includes a $3 million Gain on Sale of Properties, net of tax. 2004 fourth quarter net income includes a $23 million Gain on Sale of Properties, net of tax. Neither the $3 million gain from 2005 nor the $23 million gain from 2004 were included in Income from Continuing Operations.

NINETY-NINE

PART II/ITEM 8

PLUM CREEK TIMBERLANDS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of

Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2005 and 2004, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 22, 2006

ONE HUNDRED

PART II/ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited management’s assessment, included in the accompanying Management Report, that Plum Creek Timber Company, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Plum Creek Timber Company, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 2005 of Plum Creek Timber Company, Inc. and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 22, 2006

ONE HUNDRED ONE

PART III/ITEM 10

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

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the framework included in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control–Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors, executive officers and 10% stockholders included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006, under the captions “Board of Directors and Corporate Governance”, “Proposal 1 Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. Information with respect to the company’s code of ethics and executive officers are presented in Part I of this Form 10-K.

ONE HUNDRED TWO

PART IV/ITEM 15

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006, under the caption “Executive Compensation,” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006, under the caption “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006, under the captions “Related-Party Transactions” and “Indebtedness of Management,” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services included in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006, under the caption “Independent Auditors,” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

ONE HUNDRED THREE

PART IV/ITEM 15

INDEX TO EXHIBITS

Exhibit
Designation	Nature of Exhibit

2.1	Amended and Restated Agreement and Plan of Conversion, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc., Plum Creek Timber Company, L.P. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).
2.2	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, L.P., Plum Creek Acquisitions Partners, L.P. and Plum Creek Timber Company, Inc. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).
2.3	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek Management Company, L.P. (Form S-4, Regis. No. 333-71371, filed January 28, 1999).
2.4	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, File No. 1-10239, dated filed June 14, 2001).
2.5	Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999. (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
2.6	Purchase and Sale Agreement by and among Stora Enso North America Corp., as seller, and Plum Creek Timberlands, L.P. and other Plum Creek entities named herein, as purchasers, dated as of September 19, 2002 (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
2.7	Form of Real Estate Sales Contract governing the terms of acquisition of three tracts of timberlands by and among Great Eastern Timber Company, LLC, as seller, and Plum Creek Timberlands, L.P. and other Plum Creek entities named herein, as purchasers, dated as of July 2, 2003 (Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2003).
2.8	Real Estate Purchase and Sale Agreement between Plum Creek Timberlands, L.P. and Soterra, LLC dated March 28, 2005 (Form 8-K, File No. 1-10232, filed on April 1, 2005).
2.9	Real Estate Purchase and Sale Agreement between Plum Creek Timberlands, L.P. and Escanaba Timber LLC, dated September 30, 2005 (Form 8-K, File No. 1-10232, filed on October 5, 2005).
3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).
3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).
4.1	Senior Note Agreement, dated as of October 9, 2001, governing terms of $55,000,000 Series H due October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $55,000,000 Series H due October 1, 2006, $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
4.2	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Form 8-K, File No. 1-10239, filed November 14, 2005).
4.3	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Form 8-K, File No. 1-10239, filed November 14, 2005).
4.4	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

ONE HUNDRED FOUR

PART IV/ITEM 15

Exhibit
Designation		Nature of Exhibit

10.1		Credit Agreement, dated as of January 15, 2004, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi, Ltd., Seattle Branch, as Syndication Agent, Suntrust Bank, The Bank of Nova Scotia, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., ‘Rabobank International‘, New York Branch, as Documentation Agents, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager and the Other Financial Institutions Party Thereto. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2004).
10.2		Purchase Agreement, dated November 8, 2005, by and among Plum Creek Timberlands, L.P., Plum Creek Timber Company, Inc., and Banc of America Securities LLC and Goldman, Sachs & Co., as representatives of the several underwriters named therein (Form 8-K, File No. 1-10239, filed November 14, 2005).
10.3		Form of Primary Insurance Policy (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).
10	.4+	Plum Creek Supplemental Benefits Plan (Form 10-K/A, Amendment No. 1, File No. 1-10239), for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan. (Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995). Second Amendment to the Plum Creek Supplemental Benefits Plan (Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2003).
10	.5+	Plum Creek Timber Company, Inc. Deferral Plan (Form 8-K, File No. 1-10239, filed on June 24, 2005).
10	.6+	Director Deferral Election Form (Form 8-K, File No. 1-10239, filed on June 24, 2005).
10	.7+	Executive Deferral Election Form (Form 8-K, File No. 1-10239, filed on June 24, 2005).
10	.8+	Plum Creek Director Stock Ownership Plan (Form 8-K, File No. 1-10239, filed on June 24, 2005).
10.9		Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber, Corp, NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).
10	.10+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).
10	.11+	Plum Creek Timber Company, Inc. Amended and Restated Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 29, 2004).
10	.12+	Plum Creek Timber Company, Inc. Annual Incentive Plan (Form 10-K, File No. 1-10239, for the year ended December 31, 2000).
10	.13+	Employment Contract between Plum Creek Timber Company, Inc. and Thomas M. Lindquist (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10	.14+	Executive Agreement between Plum Creek Timber Company, Inc. and Thomas M. Lindquist (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10	.15+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Years 2000, 2001, 2002 and 2003 (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10	.16+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Year 2004 and 2005 (Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2004).
10	.17+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Form 8-K, File No. 1-10239, filed on February 8, 2006).
10	.18+	Form of Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Years 2002 and 2003 (Form 10-K, File No. 1-10239, for the year ended December 31, 2002).
10	.19+	Form of Amendment to Director Stock Option and Dividend Equivalent Right Award Agreement Effective For Plan Years 2002 and 2003 (Form 8-K/A, File No. 1-10239, filed on September 2, 2004).
10	.20+	Form of Amended and Restated Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Year 2004 (Form 8-K/A, File No. 1-10239, filed on September 2, 2004).
10	.21+	Form of Director Stock Award Agreement For Plan Year 2005 (Form 8-K, File No. 1-10239, filed on February 15, 2005).
10	.22+	Form of Director Stock Award Agreement For Plan Year 2006 (Form 8-K, File No. 1-10239, filed on February 8, 2005).

ONE HUNDRED FIVE

PART IV/ITEM 15

Exhibit
Designation		Nature of Exhibit

10	.23+	Summary of Current Director Compensation.
10	.24+	Form of Director and Officer Indemnity Agreement (Form 10-K, File No. 1-10239, for the year ended December 31, 2004).
12.1		Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.
21		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP.
24.1		Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).
31.1		Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ONE HUNDRED SIX

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ RICK R. HOLLEY

Rick R. Holley
President and Chief Executive Officer

Power of Attorney

Each person whose signature to this Annual Report on Form 10-K appears below hereby constitutes and appoints Rick R. Holley, William R. Brown and James A. Kraft, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this Annual Report on Form 10-K or any amendments thereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ IAN B. DAVIDSON Ian B. Davidson	Director, Chairman of the Board	February 28, 2006 Date

/s/ RICK R. HOLLEY Rick R. Holley	President and Chief Executive Officer, Director	February 28, 2006 Date

/s/ ROBIN JOSEPHS Robin Josephs	Director	February 28, 2006 Date

/s/ JOHN G. MCDONALD John G. McDonald	Director	February 28, 2006 Date

/s/ ROBERT B. MCLEOD Robert B. McLeod	Director	February 28, 2006 Date

/s/ HAMID R. MOGHADAM Hamid R. Moghadam	Director	February 28, 2006 Date

/s/ JOHN H. SCULLY John H. Scully	Director	February 28, 2006 Date

/s/ STEPHEN C. TOBIAS Stephen C. Tobias	Director	February 28, 2006 Date

/s/ CARL B. WEBB Carl B. Webb	Director	February 28, 2006 Date

/s/ WILLIAM R. BROWN William R. Brown	Executive Vice President and Chief Financial Officer	February 28, 2006 Date

/s/ DAVID A. BROWN David A. Brown	Vice President, Chief Accounting Officer	February 28, 2006 Date

ONE HUNDRED SEVEN