Form 10-Q
period 2006-03-31
PLUM CREEK TIMBER CO INC
filed 2006-05-04
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

Organized in the State of Delaware         I.R.S. Employer Identification No. 91-1912863

999 Third Avenue. Suite 4300
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
Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [ X ]

The number of outstanding shares of the registrant’s common stock as of April 20, 2006 was 184,340,369.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended March 31, 2006

PART I

ITEM 1. FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended March 31,
(In Millions, Except per Share Amounts)	2006	2005
REVENUES:
Timber	$214	$200
Real Estate	61	68
Manufacturing	134	129
Other	5	3

Total Revenues	414	400

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	121	102
Real Estate	16	24
Manufacturing	123	118
Other	1	1

Total Cost of Goods Sold	261	245
Selling, General and Administrative	26	21

Total Costs and Expenses	287	266

Operating Income	127	134
Interest Expense, net	31	27

Income before Income Taxes	96	107
Provision for Income Taxes	4	5

Income from Continuing Operations	92	102
Gain on Sale of Properties, net of tax	--	20

Net Income Before Cumulative Effect of Accounting Change	92	122
Cumulative Effect of Accounting Change, net of tax	2	--

Net Income	$94	$122

PER SHARE AMOUNTS:

Income from Continuing Operations - Basic	$0.50	$0.56
Income from Continuing Operations - Diluted	$0.50	$0.56

Net Income per Share - Basic	$0.51	$0.67
Net Income per Share - Diluted	$0.51	$0.66

Dividends Declared - per Common Share Outstanding	$0.40	$0.38

Weighted Average Number of Shares Outstanding
- Basic	184.2	183.9
- Diluted	184.7	184.5

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March, 31,	December 31,
(In Millions, Except per Share Amounts)	2006	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$419	$369
Restricted Advance from Customer	32	23
Accounts Receivable	50	44
Like-Kind Exchange Funds Held in Escrow	1	30
Inventories	78	75
Deferred Tax Asset	17	17
Other Current Assets	16	16

	613	574

Timber and Timberlands - Net	3,942	3,961
Property, Plant and Equipment - Net	229	234
Investment in Grantor Trusts	26	26
Other Assets	16	17

Total Assets	$4,826	$4,812

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$232	$161
Short-Term Debt	--	50
Accounts Payable	36	45
Interest Payable	41	30
Wages Payable	11	25
Taxes Payable	19	18
Deferred Revenue	42	35
Other Current Liabilities	13	11

	394	375

Long-Term Debt	1,502	1,524
Lines of Credit	495	495
Deferred Tax Liability	40	39
Other Liabilities	47	54

Total Liabilities	2,478	2,487

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares - 75.0,
outstanding - none	--	--
Common Stock, $0.01 par value, authorized shares - 300.6,
issued (including Treasury Stock) - 186.4 at March 31, 2006
and 186.2 at December 31, 2005	2	2
Additional Paid-In Capital	2,182	2,179
Retained Earnings	206	186
Treasury Stock, at cost, Common Shares - 2.0	(44)	(44)
Other Equity	2	2

Total Stockholders' Equity	2,348	2,325

Total Liabilities and Stockholders' Equity	$4,826	$4,812

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$94	$122
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	31	27
Basis of Real Estate Sold	10	18
Deferred Income Taxes	1	(1)
Gain on Sale of Properties	--	(21)
Working Capital Changes	9	(64)
Other	(5)	(2)

Net Cash Provided By Operating Activities	140	79

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(17)	(10)
Other	--	1

Net Cash Used In Investing Activities	(17)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(74)	(70)
Borrowings on Line of Credit	663	529
Repayments on Line of Credit	(663)	(529)
Proceeds from Stock Option Exercises	2	3
Other	(1)	(1)

Net Cash Used In Financing Activities	(73)	(68)

Increase In Cash and Cash Equivalents	50	2

Cash and Cash Equivalents:
Beginning of Period	369	347

End of Period	$419	$349

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

When we refer to “Plum Creek,” “the company,” “we,” “us” or “our”, we mean Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or “REIT,” and all of its wholly owned consolidated subsidiaries.

The consolidated financial statements include all of the accounts of Plum Creek Timber Company, Inc. and its subsidiaries.  At March 31, 2006, the company owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 420,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, is generally not subject to corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sales of some of our higher and better use timberlands. Plum Creek’s overall effective tax rate is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT.

Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars.

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2005 annual report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Accounting for Share-Based Compensation. In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted SFAS No. 123(R) on January 1, 2006, using the modified-prospective transition method. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Previously, the company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002, using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Beginning January 1, 2002, the company used the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and will continue to use this option valuation model under SFAS No. 123(R). The company does not expect the expense for stock options computed in accordance with SFAS No. 123(R) to be materially different than the expense previously computed under SFAS No. 123.

In addition to stock options, the company also grants restricted stock and restricted stock units, and dividend equivalents and value management awards, a portion of which may be payable in the company’s stock. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. The company does not expect the total expense recognized over the performance period for dividend equivalents and value management awards computed in accordance with SFAS No. 123(R) to be materially different than the total expense computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of dividend equivalent and value management awards, the quarterly and annual expense recognized under SFAS No. 123(R) could be materially different than the quarterly and annual expense we previously recognized under SFAS No. 123.

The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change in the Consolidated Statement of Income of $2 million, net of tax, for the quarter ended March 31, 2006 The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the dividend equivalent rights and value management awards.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change on net operating cash flows and net financing cash flows for the quarter ended March 31, 2006, was less than $1 million.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the company’s income before income taxes, income from continuing operations and net income for the quarter ended March 31, 2006, are each $1 million higher (not including the cumulative effect of the accounting change of $2 million, net of tax) than if it had continued to account for share-based compensation in accordance with SFAS No. 123. Basic and diluted earnings per share amounts for income from continuing operations and net income would have been $0.49 and $0.50, respectively if the company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share amounts for income from continuing operations and net income of $0.50 and $0.51, respectively.

Reclassifications. Plum Creek enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The company uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the company. Funds from reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand, are not subject to risk of loss and earn interest. At March 31, 2006, $31 million of cash from reverse like-kind exchange transactions was included in Cash and Cash Equivalents. At December 31, 2005, $7 million of cash from reverse like-kind exchange transactions was included in Cash and Cash Equivalents.

During the fourth quarter of 2005, the company concluded that proceeds received from a forward like-kind exchange should be reflected as an investment activity under “Timberlands Acquired” in the period in which the proceeds were reinvested in timberland assets. Prior to the fourth quarter of 2005, the company reflected forward like-kind exchange proceeds as an investment activity under “Timberlands Acquired” in the quarter in which the company concluded that it was probable that the proceeds would be successfully reinvested in timberland assets. During the first quarter of 2005, the company concluded that it was probable that $18 million of forward like-kind exchange proceeds would be successfully reinvested in timberland assets within the 180 day reinvestment period; and therefore, reported $18 million as investment activity under “Timberlands Acquired” in the cash flow statement. Based on our revised presentation, $18 million has been reclassified from “Timberlands Acquired” to “Working Capital Changes” in the cash flow statement for the quarter ended March 31, 2005. This change in presentation does not affect operating income or net income for any period, nor does it affect any amounts in the statement of cash flows for the years ended December 31, 2005 or 2004.

Certain other prior year amounts have been reclassified to conform to the 2006 presentation. The reclassifications had no impact on operating income or net income.

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly periods ended March 31 (in millions, except per share amounts):

	Quarter Ended March 31,
	2006	2005
Income from Continuing Operations	$92	$102
Gain on Sale of Properties, net of tax	--	20

Net Income before Cumulative Effect of Accounting Change	92	122
Cumulative Effect of Accounting Change, net of tax	2	--

Net Income available to common stockholders	$94	$122

Denominator for basic earnings per share	184.2	183.9
Effect of dilutive securities - stock options	0.4	0.6
Effect of dilutive securities - restricted stock, restricted stock units, dividend
equivalents and value management plan	0.1	--

Denominator for diluted earnings per share - adjusted for dilutive securities	184.7	184.5

Per Share Amounts - Basic:
Income from Continuing Operations	$0.50	$0.56

Gain on Sale of Properties	$--	$0.11

Net Income per Share Before Cumulative Effect of Accounting Change	$0.50	$0.67
Cumulative Effect of Accounting Change	0.01	--

Net Income	$0.51	$0.67

Per Share Amounts - Diluted:
Income from Continuing Operations	$0.50	$0.56

Gain on Sale of Properties	$--	$0.11

Net Income per Share Before Cumulative Effect of Accounting Change	$0.50	$0.66
Cumulative Effect of Accounting Change	0.01	--

Net Income	$0.51	$0.66

Antidilutive options excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were as follows for the quarterly periods ended March 31 (shares in millions):

	Quarter Ended March 31,
	2006	2005
Number of options	0.7	0.3
Range of exercise prices	$35.74 to $37.61	$36.13 to $37.49
Expiration on or before	February 2016	February 2015

Note 3. Timber and Timberlands, Property, Plant and Equipment, and Inventory Timber and timberlands consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Timber and logging roads - net	$2,670	$2,686
Timberlands	1,272	1,275

Timber and Timberlands - net	$3,942	$3,961

Property, plant and equipment consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Land, buildings and improvements	$83	$84
Machinery and equipment	289	285

	372	369
Accumulated depreciation	(143)	(135)

Property, Plant and Equipment - net	$229	$234

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Raw materials (logs)	$26	$21
Work-in-process	4	4
Finished goods	36	37

	66	62
Supplies	12	13

Total	$78	$75

Note 4. Borrowings

See Note 10 of the Notes to Financial Statements for a discussion of the May 2, 2006, issuance by Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, of $225 million aggregate principal amount of its senior notes.

The company has a $650 million revolving line of credit maturing on January 15, 2009. As of March 31, 2006, the weighted-average interest rate for the line of credit was 5.55%. The interest rate on the line of credit is based on LIBOR plus 0.875%, which includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2006, we had $495 million of borrowings and $6 million of standby letters of credit outstanding; $149 million remained available for borrowing under our line of credit. As of April 7, 2006, $377 million of the borrowings under our line of credit was repaid.

Note 5. Capital

The changes in the company’s capital accounts were as follows during 2006(in millions):

	Common Stock
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock	Other Equity	Total Equity
January 1, 2006	184.2	$2	$2,179	$186	$(44)	$2	$2,325
Net Income	--	--	--	94	--	--	94
Dividends	--	--	--	(74)	--	--	(74)
Stock Option Exercises	0.2	--	2	--	--	--	2
Other	--	--	1	--	--	--	1

March 31, 2006	184.4	$2	$2,182	$206	$(44)	$2	$2,348

Note 6. Employee Pension Plans The components of net periodic benefit cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2006	2005
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)

Net periodic benefit cost	$2	$2

Note 7. Share-Based Compensation Plans

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, dividend equivalents and value management awards. Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At March 31, 2006, 3.3 million shares of the 12.4 million reserved shares have been used and, therefore, 9.1 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested dividend equivalents and value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

In addition to the 12.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek assumed 3.8 million Timber Company stock options in connection with the October 6, 2001, merger with The Timber Company that were converted to Plum Creek stock options. At March 31, 2006, 0.2 million options of the 3.8 million options remain issued and outstanding.

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

Presented below is a summary of Plum Creek’s stock option Plan activity (includes the Timber Company stock options assumed and converted in connection with the October 6, 2001, merger with The Timber Company) for the quarter ended March 31, 2006:

	Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2006	2,302,130	$27.34
Granted	419,180	35.74
Exercised/surrendered	(142,533)	16.96
Cancelled/forfeited	(38,043)	19.35

Outstanding, March 31, 2006	2,540,734	$29.43	7.0	$19

Vested or expected to vest,
March 31, 2006	2,373,239	$29.28	6.9	$18

Exercisable, March 31, 2006	1,477,170	$26.15	5.7	$16

The table below presents stock activity related to stock options exercised in the quarters ended March 31 (in millions):

	2006	2005
Proceeds from stock options exercised	$2	$3
Intrinsic value of stock options exercised	$3	$4
Tax benefit related to stock options exercised	$-	$0.1

The weighted-average measurement date fair values of stock option awards granted for the quarters ended March 31 were computed using the Black-Scholes-Merton option valuation model with the following assumptions:

	2006	2005
Expected term	6	6
Risk-free interest rate	4.5%	4.1%
Volatility	23.1%	24.0%
Dividend yield	4.5%	4.1%
Weighted-average measurement date fair values per share	$ 6.09	$ 6.82

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vest three years from the grant date. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock to the company. The weighted-average grant date fair values of restricted stock awards granted for the quarters ended March 31, 2006 and 2005 were $36.01 and $37.35, respectively. The fair value of restricted stock is based on the closing price of the company’s common stock on the date of grant.

Restricted stock awards activity was as follows for the quarter ended March 31, 2006:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2006	72,300	$34.45
Granted	16,200	36.01
Vested	(5,900)	23.66
Forfeited	(1,000)	37.97

Balance at March 31, 2006	81,600	$35.50

The total fair value of restricted stock awards that vested during the quarters ended March 31, 2006 and 2005 was less than $1 million each.

Restricted Stock Units. Under the Plan, restricted stock units may be awarded to certain directors, officers and employees of the company. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on the company’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of the company’s common stock. Restricted stock units vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The company granted and had outstanding 69,825 restricted stock units for the quarter ended March 31, 2006, with a weighted-average grant date fair value of $35.74 per unit. No restricted stock units were forfeited or vested during the quarter ended March 31, 2006. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

Dividend Equivalents. Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by the company multiplied by the number of unexercised stock options. No dividend equivalents were awarded during 2006.

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

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Amounts earned, if any, are paid in the quarter immediately following the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At March 31, 2006, 1.7 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the company were outstanding.

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of March 31, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2002 to 2006	367,549	$2.0	$0.4	$2.8
2003 to 2007	406,500	$3.0	$1.2	$3.1
2004 to 2008	469,812	$1.3	$0.7	$2.8
2005 to 2009	431,500	$0.8	$0.6	$2.8

(A)	The estimated fair value includes unrecognized compensation expense.

The five-year performance period for the 2000 grants ended on December 31, 2004; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2005. The five-year performance period for the 2001 grants ended on December 31, 2005; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2006.

Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon company performance over a three-year period measured against the performance of a peer group consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period.

Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the company’s total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is based on a sliding scale between 0% and 200% of the face value. Amounts earned, if any, are paid in the quarter immediately following the end of the three-year performance period. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. Generally, to be entitled to the payment, a participant must be employed by the company on the last date of the performance period.

Value management awards activity was as follows for the quarter ended March 31, 2006:

Units
Balance at January 1, 2006	79,535
Grants	56,940
Payments	--
Forfeitures	(100)

Balance at March 31, 2006	136,375

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of March 31, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2004 to 2006	38,160	$1.1	$0.3	$7.6
2005 to 2007	41,275	$1.6	$1.0	$8.3
2006 to 2008	56,940	$3.6	$3.3	$11.4

(A)	The estimated fair value includes unrecognized compensation expense.

The three-year performance period for the 2002 grants ended on December 31, 2004; amounts earned of $9 million were paid (primarily cash) during the first quarter of 2005. There were no value management award payments during the first quarter of 2006 because no awards had a performance period ending December 31, 2005.

Measurement of Compensation Costs for Dividend Equivalent and Value Management Awards. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for dividend equivalents and value management awards are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Interim quarterly fair values for dividend equivalent and value management awards are computed based on our historical relative total shareholder return compared to our peer group from the beginning of the performance period to the end of the most recent quarter, and our simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of Plum Creek and our peer group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of Plum Creek’s and our peer group’s total shareholder return are volatility, beta (the measure of how our stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that our current quarterly dividend of $0.40 per share will remain constant through the end of the performance period.

Accounting for Share-Based Compensation. The company expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by the company on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “New Accounting Pronouncements” in Note 1 of the Notes to Financial Statements). Stock options and restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was $1 million and $2 million for the quarters ended March 31, 2006 and 2005, respectively. For each of the quarters ended March 31, 2006 and 2005, the company recognized less than one million in tax benefits associated with share-based compensation plans. At March 31, 2006, there was $17 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

Note 8.    Commitments and Contingencies

Contingencies. The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Moreover, the company is currently in the early stages of several lawsuits related to property damage caused by various sources (“Property Damage Litigations”). The company believes it is more likely than not that the Property Damage Litigations will be resolved favorably. However, the final outcome of any legal proceeding is subject to many variables and cannot be predicted with any degree of certainty. The company believes that there are meritorious defenses for these claims and is vigorously defending these matters.

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

Unrecorded Contingencies. The company believes it will be successful in defending the Property Damage Litigations and the Arkansas Environmental Issue. However, if the company is not successful in defending these claims, we believe the aggregate combined losses for the Property Damage Litigations and Arkansas Environmental Issue would range between $0 and $4 million. Other than the Property Damage Litigations and the Arkansas Environmental Issue, management currently believes that resolving pending legal proceedings against the company, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations. However, these matters are subject to inherent uncertainties and management’s view on these matters may change in the future. Were an unfavorable final outcome in one or multiple legal proceedings to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which any unfavorable outcome becomes reasonably estimable.

Note 9. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (A)	Total (B)
Quarter Ended March 31, 2006
External revenues	$92	$122	$61	$134	$5	$414
Intersegment revenues	23	--	--	--	--	23
Depreciation, depletion and
amortization	9	13	--	8	--	30
Basis of real estate sold	--	--	10	--	--	10
Operating income	35	50	44	8	5	142

Quarter Ended March 31, 2005
External revenues	$69	$131	$68	$129	$3	$400
Intersegment revenues	19	--	--	--	--	19
Depreciation, depletion and
amortization	7	13	--	7	--	27
Basis of real estate sold	--	--	18	--	--	18
Operating income	29	63	43	8	2	145

(A)	During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $21 million. The net gain from this sale, after deducting our book basis of $1 million, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million for the quarter ended March 31, 2006. Certain direct segment costs previously included in corporate and other unallocated expenses were reclassified to conform with the current year presentation.

A reconciliation of total operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2006	2005
Total segment operating income	$142	$145
Interest expense, net	(31)	(27)
Corporate and other unallocated expenses	(15)	(11)

Income before income taxes	$96	$107

Note 10. Subsequent Event

On May 2, 2006, the Board of Directors authorized the company to make a dividend payment of $0.40 per share, or approximately $74 million, which will be paid on May 31, 2006, to stockholders of record on May 15, 2006.

On May 2, 2006, Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, issued $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. The net proceeds of $216 million will be used to repay outstanding debt maturing during 2006, consisting of the $50 million one-year term loan due in May of 2006, $27 million of senior notes and first mortgage notes due in June of 2006, $55 million of senior notes due in October of 2006, and $75 million of senior notes due in November of 2006. The company may use the proceeds to temporarily reduce outstanding indebtedness on the revolving line of credit prior to the maturities of the first mortgage and senior notes. Accordingly, the $50 million one-year term loan due in May of 2006 has been classified as long-term debt in our March 31, 2006 balance sheet as a result of this refinancing.

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

Following are the consolidated financial statements of Plum Creek Timberlands, L.P., a Delaware limited partnership and wholly owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in August of 2004 and the shelf registration statement on Form S-3 filed in April 2006, pursuant to each of which Plum Creek Timberlands, L.P. has registered, and from time to time may offer and sell, debt securities. As of March 31, 2006, Plum Creek Timberlands, L.P. has sold $300 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2006	2005
REVENUES:
Timber	$214	$200
Real Estate	61	68
Manufacturing	134	129
Other	5	3

Total Revenues	414	400

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	121	102
Real Estate	16	24
Manufacturing	123	118
Other	1	1

Total Cost of Goods Sold	261	245
Selling, General and Administrative	26	21

Total Costs and Expenses	287	266

Operating Income	127	134
Interest Expense, net	31	27

Income before Income Taxes	96	107
Provision for Income Taxes	4	5

Income from Continuing Operations	92	102
Gain on Sale of Properties, net of tax	--	20

Net Income Before Cumulative Effect of Accounting
Change	92	122
Cumulative Effect of Accounting Change, net of tax	2	--

Net Income	$94	$122

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P. CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March, 31,	December 31,
(In Millions)	2006	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$419	$369
Restricted Advance from Customer	32	23
Accounts Receivable	50	44
Like-Kind Exchange Funds Held in Escrow	1	30
Inventories	78	75
Deferred Tax Asset	17	17
Other Current Assets	16	16

	613	574

Timber and Timberlands - Net	3,942	3,961
Property, Plant and Equipment - Net	229	234
Investment in Grantor Trusts	27	27
Other Assets	16	18

Total Assets	$4,827	$4,814

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$232	$161
Short-Term Debt	--	50
Accounts Payable	36	45
Interest Payable	41	30
Wages Payable	11	25
Taxes Payable	19	18
Deferred Revenue	42	35
Other Current Liabilities	13	11

	394	375

Long-Term Debt	1,502	1,524
Lines of Credit	495	495
Deferred Tax Liability	40	39
Other Liabilities	48	55

Total Liabilities	2,479	2,488

Commitments and Contingencies

EQUITY
Partners' Capital	2,348	2,326

Total Liabilities and Partners' Capital	$4,827	$4,814

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$94	$122
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	31	27
Basis of Real Estate Sold	10	18
Deferred Income Taxes	1	(1)
Gain on Sale of Properties	--	(21)
Working Capital Changes	9	(64)
Other	(5)	(2)

Net Cash Provided By Operating Activities	140	79

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(17)	(10)
Other	--	1

Net Cash Used In Investing Activities	(17)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions	(72)	(67)
Borrowings on Line of Credit	663	529
Repayments on Line of Credit	(663)	(529)
Other	(1)	(1)

Net Cash Used In Financing Activities	(73)	(68)

Increase In Cash and Cash Equivalents	50	2

Cash and Cash Equivalents:
Beginning of Period	369	347

End of Period	$419	$349

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

At March 31, 2006, the Operating Partnership owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 420,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2005, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 28, 2006, and which include a summary of significant accounting policies of the Operating Partnership and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Accounting for Share-Based Compensation. In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted SFAS No. 123(R) on January 1, 2006, using the modified-prospective transition method. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Previously, the Operating Partnership adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002, using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Beginning January 1, 2002, the Operating Partnership used the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and will continue to use this option valuation model under SFAS No. 123(R). The Operating Partnership does not expect the expense for stock options computed in accordance with SFAS No. 123(R) to be materially different than the expense previously computed under SFAS No. 123.

In addition to stock options, Plum Creek also grants restricted stock of Plum Creek Timber Company, Inc. and restricted stock units, and dividend equivalents and value management awards, a portion of which may be payable in common stock of Plum Creek Timber Company, Inc. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. The Operating Partnership does not expect the total expense recognized over the performance period for dividend equivalents and value management awards computed in accordance with SFAS No. 123(R) to be materially different than the total expense computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of dividend equivalent and value management awards, the quarterly and annual expense recognized under SFAS No. 123(R) could be materially different than the quarterly and annual expense we previously recognized under SFAS No. 123.

The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change in the Consolidated Statement of Income of $2 million, net of tax, for the quarter ended March 31, 2006 The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the dividend equivalent rights and value management awards.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change on net operating cash flows and net financing cash flows for the quarter ended March 31, 2006, was less than $1 million.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Operating Partnership’s income before income taxes, income from continuing operations and net income for the quarter ended March 31, 2006, are each $1 million higher (not including the cumulative effect of the accounting change of $2 million, net of tax) than if it had continued to account for share-based compensation in accordance with SFAS No. 123.

Reclassifications. The Operating Partnership enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The Operating Partnership uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the Operating Partnership. Funds from reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand, are not subject to risk of loss and earn interest. At March 31, 2006, $31 million of cash from reverse like-kind exchange transactions was included in Cash and Cash Equivalents. At December 31, 2005, $7 million of cash from reverse like-kind exchange transactions was included in Cash and Cash Equivalents.

During the fourth quarter of 2005, the Operating Partnership concluded that proceeds received from a forward like-kind exchange should be reflected as an investment activity under “Timberlands Acquired” in the period in which the proceeds were reinvested in timberland assets. Prior to the fourth quarter of 2005, the Operating Partnership reflected forward like-kind exchange proceeds as an investment activity under “Timberlands Acquired” in the quarter in which the Operating Partnership concluded that it was probable that the proceeds would be successfully reinvested in timberland assets. During the first quarter of 2005, the Operating Partnership concluded that it was probable that $18 million of forward like-kind exchange proceeds would be successfully reinvested in timberland assets within the 180 day reinvestment period; and therefore, reported $18 million as investment activity under “Timberlands Acquired” in the cash flow statement. Based on our revised presentation, $18 million has been reclassified from “Timberlands Acquired” to “Working Capital Changes” in the cash flow statement for the quarter ended March 31, 2005. This change in presentation does not affect operating income or net income for any period, nor does it affect any amounts in the statement of cash flows for the years ended December 31, 2005 or 2004.

Certain other prior year amounts have been reclassified to conform to the 2006 presentation. The reclassifications had no impact on operating income or net income.

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Timber and logging roads - net	$2,670	$2,686
Timberlands	1,272	1,275

Timber and Timberlands - net	$3,942	$3,961

Property, plant and equipment consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Land, buildings and improvements	$83	$84
Machinery and equipment	289	285

	372	369
Accumulated depreciation	(143)	(135)

Property, Plant and Equipment - net	$229	$234

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Raw materials (logs)	$26	$21
Work-in-process	4	4
Finished goods	36	37

	66	62
Supplies	12	13

Total	$78	$75

Note 3. Borrowings

See Note 8 of the Notes to Financial Statements for a discussion of the May 2, 2006, issuance by Plum Creek Timberlands, L.P. of $225 million aggregate principal amount of its senior notes.

The Operating Partnership has a $650 million revolving line of credit maturing on January 15, 2009. As of March 31, 2006, the weighted-average interest rate for the line of credit was 5.55%. The interest rate on the line of credit is based on LIBOR plus 0.875%, which includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2006, we had $495 million of borrowings and $6 million of standby letters of credit outstanding; $149 million remained available for borrowing under our line of credit. As of April 7, 2006, $377 million of the borrowings under our line of credit was repaid.

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

The components of net periodic benefit cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2006	2005
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)

Net periodic benefit cost	$2	$2

Note 5. Share-Based Compensation Plans

Plum Creek Timber Company, Inc. has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, dividend equivalents and value management awards. Certain executives and key employees of the Operating Partnership are covered by this plan. All of Plum Creek’s activities are conducted through the Operating Partnership, therefore all share-based compensation expense is allocated to the Operating Partnership. Proceeds from the exercise of Plum Creek stock options are retained by Plum Creek Timber Company, Inc.

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At March 31, 2006, 3.3 million shares of the 12.4 million reserved shares have been used and, therefore, 9.1 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested dividend equivalents and value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

In addition to the 12.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek assumed 3.8 million Timber Company stock options in connection with the October 6, 2001, merger with The Timber Company that were converted to Plum Creek stock options. At March 31, 2006, 0.2 million options of the 3.8 million options remain issued and outstanding.

Stock Options. Under the Plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the Operating Partnership. Each stock option granted allows the recipient the right to purchase Plum Creek’s common stock at the fair market value of Plum Creek’s common stock on the date of the grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the Plan, the exercise price of an option may not be reduced.

Presented below is a summary of Plum Creek’s stock option Plan activity (includes the Timber Company stock options assumed and converted in connection with the October 6, 2001, merger with The Timber Company) for the quarter ended March 31, 2006:

	Shares Subject to Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2006	2,302,130	$27.34
Granted	419,180	35.74
Exercised/surrendered	(142,533)	16.96
Cancelled/forfeited	(38,043)	19.35

Outstanding, March 31, 2006	2,540,734	$29.43	7.0	$19

Vested or expected to vest,
March 31, 2006	2,373,239	$29.28	6.9	$18

Exercisable, March 31, 2006	1,477,170	$26.15	5.7	$16

The table below presents stock activity related to stock options exercised in the quarters ended March 31 (in millions):

	2006	2005
Proceeds from stock options exercised	$2	$3
Intrinsic value of stock options exercised	$3	$4
Tax benefit related to stock options exercised	$-	$0.1

The weighted-average measurement date fair values of stock option awards granted for the quarters ended March 31 were computed using the Black-Scholes-Merton option valuation model with the following assumptions:

	2006	2005
Expected term	6	6
Risk-free interest rate	4.5%	4.1%
Volatility	23.1%	24.0%
Dividend yield	4.5%	4.1%
Weighted-average measurement date fair values per share	$ 6.09	$ 6.82

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vest three years from the grant date. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock to Plum Creek. The weighted-average grant date fair values of restricted stock awards granted for the quarters ended March 31, 2006 and 2005 were $36.01 and $37.35, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the quarter ended March 31, 2006:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2006	72,300	$34.45
Granted	16,200	36.01
Vested	(5,900)	23.66
Forfeited	(1,000)	37.97

Balance at March 31, 2006	81,600	$35.50

The total fair value of restricted stock awards that vested during the quarters ended March 31, 2006 and 2005 was less than $1 million each.

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. Plum Creek granted and had outstanding 69,825 restricted stock units for the quarter ended March 31, 2006, with a weighted-average grant date fair value of $35.74 per unit. No restricted stock units were forfeited or vested during the quarter ended March 31, 2006. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

Dividend Equivalents. Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by Plum Creek multiplied by the number of unexercised stock options. No dividend equivalents were awarded during 2006.

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

For awards granted prior to 2004, each year during the respective five-year performance period, a participant may earn an amount equal to Plum Creek’s current year dividend plus prior year unearned dividends to the extent Plum Creek’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year.

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Amounts earned, if any, are paid in the quarter immediately following the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At March 31, 2006, 1.7 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the Operating Partnership were outstanding.

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of March 31, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2002 to 2006	367,549	$2.0	$0.4	$2.8
2003 to 2007	406,500	$3.0	$1.2	$3.1
2004 to 2008	469,812	$1.3	$0.7	$2.8
2005 to 2009	431,500	$0.8	$0.6	$2.8

(A)	The estimated fair value includes unrecognized compensation expense.

The five-year performance period for the 2000 grants ended on December 31, 2004; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2005. The five-year performance period for the 2001 grants ended on December 31, 2005; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2006.

Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon Plum Creek’s performance over a three-year period measured against the performance of a peer group consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period.

Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if Plum Creek’s total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if Plum Creek’s total shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is based on a sliding scale between 0% and 200% of the face value. Amounts earned, if any, are paid in the quarter immediately following the end of the three-year performance period. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek common stock. Generally, to be entitled to the payment, a participant must be employed by the Operating Partnership on the last date of the performance period.

Value management awards activity was as follows for the quarter ended March 31, 2006:

Units
Balance at January 1, 2006	79,535
Grants	56,940
Payments	--
Forfeitures	(100)

Balance at March 31, 2006	136,375

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of March 31, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2004 to 2006	38,160	$1.1	$0.3	$7.6
2005 to 2007	41,275	$1.6	$1.0	$8.3
2006 to 2008	56,940	$3.6	$3.3	$11.4

(A)	The estimated fair value includes unrecognized compensation expense.

The three-year performance period for the 2002 grants ended on December 31, 2004; amounts earned of $9 million were paid (primarily cash) during the first quarter of 2005. There were no value management award payments during the first quarter of 2006 because no awards had a performance period ending December 31, 2005.

Measurement of Compensation Costs for Dividend Equivalent and Value Management Awards. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for dividend equivalents and value management awards are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Interim quarterly fair values for dividend equivalent and value management awards are computed based on Plum Creek’s historical relative total shareholder return compared to Plum Creek’s peer group from the beginning of the performance period to the end of the most recent quarter, and our simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of Plum Creek and Plum Creek’s peer group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of Plum Creek’s and Plum Creek’s peer group’s total shareholder return are volatility, beta (the measure of how our stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that Plum Creek’s current quarterly dividend of $0.40 per share will remain constant through the end of the performance period.

Accounting for Share-Based Compensation. The Operating Partnership expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by Plum Creek on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “New Accounting Pronouncements” in Note 1 of the Notes to Financial Statements). Stock options and restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was $1 million and $2 million for the quarters ended March 31, 2006 and 2005, respectively. For each of the quarters ended March 31, 2006 and 2005, the Operating Partnership recognized less than one million in tax benefits associated with share-based compensation plans. At March 31, 2006, there was $17 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

Note 6.    Commitments and Contingencies

Contingencies. The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Moreover, the Operating Partnership is currently in the early stages of several lawsuits related to property damage caused by various sources (“Property Damage Litigations”). The Operating Partnership believes it is more likely than not that the Property Damage Litigations will be resolved favorably. However, the final outcome of any legal proceeding is subject to many variables and cannot be predicted with any degree of certainty. The Operating Partnership believes that there are meritorious defenses for these claims and is vigorously defending these matters.

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

Unrecorded Contingencies. The Operating Partnership believes it will be successful in defending the Property Damage Litigations and the Arkansas Environmental Issue. However, if the Operating Partnership is not successful in defending these claims, we believe the aggregate combined losses for the Property Damage Litigations and Arkansas Environmental Issue would range between $0 and $4 million. Other than the Property Damage Litigations and the Arkansas Environmental Issue, management currently believes that resolving pending legal proceedings against the Operating Partnership, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations. However, these matters are subject to inherent uncertainties and management’s view on these matters may change in the future. Were an unfavorable final outcome in one or multiple legal proceedings to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which any unfavorable outcome becomes reasonably estimable.

Note 7. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (A)	Total (B)
Quarter Ended March 31, 2006
External revenues	$92	$122	$61	$134	$5	$414
Intersegment revenues	23	--	--	--	--	23
Depreciation, depletion and
amortization	9	13	--	8	--	30
Basis of real estate sold	--	--	10	--	--	10
Operating income	35	50	44	8	5	142

Quarter Ended March 31, 2005
External revenues	$69	$131	$68	$129	$3	$400
Intersegment revenues	19	--	--	--	--	19
Depreciation, depletion and
amortization	7	13	--	7	--	27
Basis of real estate sold	--	--	18	--	--	18
Operating income	29	63	43	8	2	145

(A)	During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $21 million. The net gain from this sale, after deducting our book basis of $1 million, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million for the quarter ended March 31, 2006. Certain direct segment costs previously included in corporate and other unallocated expenses were reclassified to conform with the current year presentation.

A reconciliation of total operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2006	2005
Total segment operating income	$142	$145
Interest expense, net	(31)	(27)
Corporate and other unallocated expenses	(15)	(11)

Income before income taxes	$96	$107

Note 8. Subsequent Event

On May 2, 2006, Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, issued $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. The net proceeds of $216 million will be used to repay outstanding debt maturing during 2006, consisting of the $50 million one-year term loan due in May of 2006, $27 million of senior notes and first mortgage notes due in June of 2006, $55 million of senior notes due in October of 2006, and $75 million of senior notes due in November of 2006. The company may use the proceeds to temporarily reduce outstanding indebtedness on the revolving line of credit prior to the maturities of the first mortgage and senior notes. Accordingly, the $50 million one-year term loan due in May of 2006 has been classified as long-term debt in our March 31, 2006 balance sheet as a result of this refinancing.

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

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2006.

Results of Operations

The following table and narrative compare operating results by segment for the quarters ended March 31(in millions):

	Quarter Ended March 31,
	2006	2005	Change
Operating Income by Segment
Northern Resources	$35	$29	$6
Southern Resources	50	63	(13)
Real Estate	44	43	1
Manufactured Products	8	8	--
Other	5	2	3

Total Segment Operating Income	142	145	(3)
Other Costs & Eliminations	(15)	(11)	(4)

Operating Income	$127	$134	$(7)

Northern Resources Segment. Revenues increased by $27 million, or 31%, to $115 million in the first quarter of 2006. Excluding revenues associated with our November 2005 acquisition of 650,000 acres of timberlands in Michigan, revenues increased by $15 million, or 17%, to $103 million. This increase of $15 million was due primarily to accelerating harvesting into the first quarter of 2006 from future quarters in 2006 to take advantage of favorable log prices and due to a planned increase in harvest levels. Harvest levels are expected to increase by approximately 6% over 2005 harvest levels of 5.4 million tons excluding volume from our Michigan acquisition and by approximately 22% including volume from our Michigan acquisition.

Excluding the impact of our November 2005 Michigan acquisition, operating income was 31% of its revenue for the first quarter of 2006, and 33% for the first quarter of 2005. This decrease was due primarily to higher fuel prices. Segment costs and expenses increased by $21 million, or 36%, to $80 million. Excluding costs and expenses associated with our November 2005 acquisition of 650,000 acres of timberlands in Michigan, costs and expenses increased by $12 million, or 20%, to $71 million. This increase of $12 million was due primarily to higher harvest volumes and higher per ton log and haul rates. Log and haul costs on a per ton basis increased by 5% (or $3 million in the aggregate) due primarily to higher fuel costs.

Southern Resources Segment. Revenues decreased by $9 million, or 7%, to $122 million in the first quarter of 2006. This decrease was due primarily to lower log prices ($6 million) and log mix changes ($3 million). Log prices declined by approximately 10% due primarily to an increased supply of logs. The supply of logs increased during the first quarter of 2006 due primarily to favorable harvesting conditions (dry weather) and log salvage operations related to Hurricane Katrina.

During 2005, we substantially completed the conversion of numerous natural stands to plantations in order to improve growth rates. As a result, the percentage of higher-value, large-diameter sawlogs harvested during the first quarter of 2006 compared to the first quarter of 2005 decreased and the percentage of lower-value, small-diameter sawlogs and pulpwood harvested increased.

Southern Resources Segment operating income was 41% of its revenues for the first quarter of 2006, and 48% for the first quarter of 2005. This decrease was due primarily to lower log prices and higher fuel costs. Segment costs and expenses increased by $4 million, or 6%, to $72 million in the first quarter of 2006. This increase was due primarily to higher log and haul cost per ton ($4 million). Log and haul costs on a per ton basis increased by 12% due primarily to higher fuel costs.

Real Estate Segment.

	1st Quarter 2006			1st Quarter 2005
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	15,050	$22	$1,465	18,525	$23	$1,225
Large Non-Strategic	--	--	--	--	--	--
Conservation	1,815	3	1,475	8,650	13	1,550
Higher and Better Use / Recreational	3,860	19	4,960	9,100	24	2,600
Development Properties	1,075	9	8,595	20	--	23,500
Conservation Easements	n/a	8	1,300	n/a	8	427

Total	21,800	$61		36,295	$68

Revenues decreased by $7 million to $61 million in 2006. This decrease is due primarily to the timing and location of sales of conservation and higher and better use properties ($15 million) offset in part by an increase in the sales of development properties ($9 million). The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the ability to obtain entitlements, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. The company employs an ongoing process designed to identify the long-term best use for each of its properties to guide the investment and management decisions on each property. Currently, our 8.2 million acres includes 6.1 million acres of core timberlands, 420,000 acres of timberlands considered to be non-strategic, and 1.7 million acres of timberlands with higher value for uses other than growing timber. The non-strategic timberlands generally consist of small tracts and are expected to be sold over the next five years. The 1.7 million acres with higher values are further segmented into three categories: conservation (500,000 acres); recreation and higher and better use properties (975,000 acres); and those properties we expect to be developed (225,000 acres) by a taxable REIT subsidiary. The higher value properties, located throughout our ownership, may be sold over approximately the next 15 years. The company’s evaluation of best economic use and future plans for its properties will change as markets for timber and alternative land uses evolve. As these changes occur, additional core timberlands may be categorized as conservation, higher and better use, or development properties. Until these properties are sold, they will continue to be used productively in our business of growing and selling timber.

Revenues from development properties increased as the company had sales from four projects during the first quarter of 2006 compared to one project in 2005. Listed below is a summary as of March 31, 2006 of our entitled or developed properties:

PROJECT STATUS Location (County, State)	Year Sales Begin	Total Acres	Acres Sold (A)	Average Selling Price Per Acre
Entitled or Developed Projects

Lake, MT	2006	466	--	--
Flathead, MT	2006	521	217	$8,597
Adams, WI	2006	40	--	--
Price, WI	2006	93	--	--
Langdale, WI	2006	618	--	--
King, WA	2006	1,900	--	--
Piscataquis, ME	2002	450	386	$16,231
Oneida, WI	2005	47	16	$11,250

		4,135	619

Projects Entirely Sold

Lake, MT	2006	140	140	$6,200
Newton, GA	2006	413	413	$12,349
Butts, GA	2006	305	305	$4,328

		858	858

(A)	Acres Sold represents sales since inception of the project.

The company is in the planning process on an additional 26 properties covering 36,000 acres.

Real Estate Segment operating income was 72% of its first quarter revenues for 2006, compared to 63% for 2005. This increase was due primarily to selling parcels with higher per acre values during the first quarter of 2006 and operating income from our real estate development activities compared to a loss in the first quarter of 2005. Real Estate Segment costs and expenses decreased by $8 million to $17 million in 2006. This decrease was due primarily to selling fewer acres during 2006.

We expect revenues from real estate sales during 2006 to range between $280 million and $300 million from the sale of 100,000 to 150,000 acres. We estimate these sales will consist of 45,000 to 60,000 non-strategic acres, up to 6,000 development acres and the remainder from the sales of higher and better use and conservation acres. Additionally, as of April 30, 2006, we have entered into five joint venture arrangements with land developers for three projects in northeast Florida and two in southeast Georgia. The five joint venture arrangements cover approximately 15,000 acres. We expect these joint venture arrangements will each take from five to ten years to complete all development and sales activities. We do not expect any significant revenues from these joint venture arrangements during the next twelve months.

Manufactured Products Segment. Revenues increased by $5 million, or 4%, to $134 million in the first quarter of 2006. The increase was due primarily to higher plywood prices ($3 million) and slightly higher MDF volumes ($4 million), partially offset by slightly lower lumber volumes ($3 million). Plywood prices increased 8% due primarily to strong industrial markets as a result of a robust U.S. economy.

Manufactured Products Segment operating income was 6% of its revenues for both the first quarter of 2006 and first quarter of 2005. Manufactured Products Segment costs and expenses increased by $5 million, or 4%, to $126 million in 2006. This increase was due primarily to higher MDF sales volume and higher MDF chip prices, resin costs and electricity costs due to higher fuel prices.

Interest Expense. Interest expense increased $4 million, or 15%, to $31 million in the first quarter of 2006. This increase was due primarily to the issuance of $300 million of Senior Notes with an interest rate of 5.875% in connection with our November 2005 acquisition of 650,000 acres of timberlands in Northern Michigan.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $15 million during the first quarter of 2006, compared to a decrease of $11 million during the first quarter of 2005. This increase of $4 million was due primarily to increased costs associated with strategic business development, information technology, and financial and tax reporting.

Gain on Sale of Properties, net of tax. During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $21 million. The net gain from this sale, after deducting our book basis was $20 million.

Financial Condition and Liquidity

Cash Flows from Operating Activities. Net cash provided by operating activities for the quarter ended March 31, 2006 totaled $140 million, compared to $79 million for the same period in 2005. The increase of $61 million was due primarily to a $73 million positive change in working capital. The change in working capital was due primarily to the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property (primarily timberlands) or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180-days, or if the exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During the first quarter of 2006, we received proceeds from an unsuccessful like-kind exchange while during the first quarter of 2005 we had numerous real estate sales in which the proceeds were held in a like-kind exchange trust at the end of the quarter. (See Note 1 of the Notes to Financial Statements.)

Debt Financing. In April 2006, the company filed with the Securities and Exchange Commission a shelf registration statement under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

On May 2, 2006, Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership issued off the shelf registration statement, $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. The net proceeds of $216 million will be used to repay outstanding debt maturing during 2006, consisting of the $50 million one-year term loan due in May of 2006, $27 million of senior notes and first mortgage notes due in June of 2006, $55 million of senior notes due in October of 2006, and $75 million of senior notes due in November of 2006. The company may use the proceeds to temporarily reduce outstanding indebtedness on the revolving line of credit prior to the maturities of the first mortgage and senior notes.

The company has a $650 million revolving line of credit maturing on January 15, 2009. As of March 31, 2006, the weighted-average interest rate for the line of credit was 5.55%. The interest rate on the line of credit is based on LIBOR plus 0.875%, which includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $650 million, including up to $50 million of standby letters of credit. Borrowings on the line of credit fluctuate daily, based on cash needs. As of March 31, 2006, we had $495 million of borrowings and $6 million of standby letters of credit outstanding; $149 million remained available for borrowing under our line of credit. As of April 7, 2006, $377 million of the borrowings under our line of credit was repaid.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of March 31, 2006.

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

Capital Expenditures. Capital expenditures for the quarter ended March 31, 2006 were $17 million, compared to $10 million for the same period in 2005. Planned capital expenditures for 2006, excluding the acquisition of timberlands, are expected to range between $110 million and $120 million. Of planned capital expenditures in 2006, approximately 50% are considered to be discretionary. Discretionary expenditures consist primarily of silviculture investments and land development investments. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities or improve safety.

Equity. On May 2, 2006, our Board of Directors declared a dividend of $0.40 per share, or approximately $74 million, which will be paid on May 31, 2006, to stockholders of record on May 15, 2006. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

In October of 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. As of March 31, 2006, the company had repurchased approximately 2 million shares of common stock for a total cost of $43 million at an average price of $21.53 per share.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness for the next year. The company refinanced most of the 2006 maturities with the $225 million aggregate principal amount senior notes issued on May 2, 2006. In 2007, the company has significant long-term debt principal payment requirements. The company intends to refinance the 2007 principal payments at the time of maturity with the use of a combination of short-term and long-term borrowings, depending on interest rate and market conditions. Management believes that the company’s credit ratings, asset base and historical financial performance will allow these refinancings to be completed at attractive interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.7 billion of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value (A)
March 31, 2006
Fixed Rate Debt
Principal due (B)	$157	$123	$147	$200	$59	$994	$1,680	$1,737
Average interest rate	7.2%	7.1%	7.1%	6.9%	6.9%	6.3%

Variable Rate Debt (C)	$50	--	--	$495	--	--	$545	$545

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value (B)
March 31, 2005
Fixed Rate Debt
Principal due (B)	$27	$157	$123	$147	$200	$753	$1,407	$1,508
Average interest rate	7.5%	7.5%	7.4%	7.5%	7.3%	7.1%

Variable Rate Debt	--	--	--	$20	$448	--	$468	$468

(A)	The increase in fair value of our fixed rate debt compared to March 31, 2005 was due primarily to the issuance of $300 million in Senior Notes in November of 2005, partially offset by generally higher interest rates at March 31, 2006 compared to 2005 and the repayment of $27 million of fixed rate borrowings during 2005.

(B)	Excludes unamortized premium of $3 million at March 31, 2006 and $9 million at March 31, 2005.

(C)	As of March 31, 2006, the weighted-average interest rate on the $495 million borrowings under our $650 million revolving line of credit was 5.55%. The interest rate on the line of credit is based on LIBOR plus 0.875%, which includes facility fees. This rate can range from LIBOR plus 0.75% to LIBOR plus 1.625% depending on our financial results. As of April 7, 2006, $377 million of the borrowings under our line of credit was repaid. The company also has a $50 million one-year term loan agreement due in May of 2006. The term loan was used to finance the acquisition of approximately 35,000 acres of Florida timberlands. As of March 31, 2006, the interest rate for the term loan was 5.27%, which is based on LIBOR plus 0.5%. This rate can range from LIBOR plus 0.4% to LIBOR plus 1.075% depending on our financial results.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.  (See also Note 8 of the Notes to the Financial Statements of Plum Creek Timber Company, Inc.)

ITEM 1A. RISK FACTORS

Other than the discussion below, there have been no material changes to the company’s Risk Factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 28, 2006.

Canadian Softwood Lumber Dispute

Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. A trade agreement concerning lumber imports between the U.S. and Canada expired in March 2001. Soon thereafter, a U.S. industry coalition, of which Plum Creek is a member, submitted anti-dumping and countervailing duty petitions to the International Trade Commission and the U.S. Department of Commerce alleging that Canadian lumber exports to the U.S. were unfairly subsidized and that lumber from Canada was being dumped into the U.S. market. In response to these petitions, the U.S. Department of Commerce imposed both countervailing and anti-dumping duties. Canada appealed the imposition of these duties to both NAFTA and the WTO. These appeals and related preceedings are pending.

In April 2006, representatives of the U.S. and Canadian governments announced that an agreement in principle had been reached settling the long-standing dispute over Canadian lumber imports. The agreement, if fully implemented, would last for seven years and establish a system of tiered taxes and/or volume restrictions. Generally, the agreement provides that no import restrictions would be imposed on Canadian lumber shipments to the U.S. when the Random Lengths Framing Lumber Composite Price is higher than $355 (per thousand board feet). Below that level, a tiered export tax would take effect. The impact of the taxes could be mitigated by fluctuations in the rate of exchange between U.S. and Canadian dollars. Under the terms of the agreement, approximately $500 million of deposits collected by the U.S. would be paid to members of the U.S. industry coalition. As a member of this U.S. industry coalition, we may receive a pro rata share of these funds.

A binding agreement is expected to be finalized in the second half of 2006. However, there can be no assurance that a binding agreement will be finalized or, even if implemented, that it would effectively create a fair trade environment. In the absence of a definitive agreement settling the dispute, there can be no assurance that the ultimate legal resolution would be on terms favorable to the U.S. industry’s interest. Therefore, other factors remaining unchanged, any downward pressure on domestic lumber and log prices caused by Canadian imports could continue or increase, particularly during periods of weak lumber demand.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the first quarter of 2006:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (C)

January 1, 2006 through January 31, 2006	81 shares of common stock	$37.61 per share	—	$157 million (aggregate for all periods)

February 1, 2006 through February 28, 2006	No purchase activity	—	—	$157 million (aggregate for all periods)

March 1, 2006 through March 31, 2006	No purchase activity	—	—	$157 million (aggregate for all periods)

Total	81 shares of common stock	$37.61 per share	—	$157 million (aggregate for all periods)

(A)	Represents shares of the corporation’s common stock purchased by the corporation from a deferred compensation benefits trust in a non-open market transaction. The shares of stock were sold by the trust to the corporation in exchange for cash that was used to pay withholding tax associated with employees electing payout of deferred stock compensation from the trust.

(B)	The average closing price of the corporation’s common stock on the date of the deferred compensation payout for all employees who elected payout of deferred stock compensation from the trust.

(C)	On October 17, 2002, the corporation issued a press release announcing that its Board of Directors had authorized a $200 million share repurchase program. As of May 4, 2006, the corporation has repurchased approximately two million shares of its common stock for a total cost of $43 million.

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
Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber,
Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, dated July 18, 2000).
Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Form 8-K, File
No. 1-10239, dated June 12, 2001).

2.5	Real Estate Purchase and Sale Agreements between Plum Creek Timberlands, L.P., a wholly owned subsidiary of Plum Creek Timber Company, Inc., and Soterra LLC, a subsidiary of Greif, Inc., each dated March 28, 2005 (Form 8-K, File No. 1-10239, dated March 28, 2005).

2.6	Real Estate Purchase and Sale Agreement between Plum Creek Timberlands, L.P., a wholly owned subsidiary of Plum Creek Timber Company, Inc., and Escanaba Timber, LLC, dated September 30, 2005
(Form 8-K, File No. 1-10239, dated October 3, 2005).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

4.2	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among
Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and
U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015
(Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (incorporated herein by reference to Form 8-K filed on November 14, 2005).

4.4	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Form 8-K, File No. 1-10239, filed May 2, 2006).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules
13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William R. Brown, Executive Vice President and Chief Financial Officer,
pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC. (Registrant) BY: /s/ David A. Brown —————————————— DAVID A. BROWN Vice President and Chief Accounting Officer (Duly Authorized Officer and Chief Accounting Officer)

Date: May 4, 2006