Form 10-Q
period 2006-06-30
PLUM CREEK TIMBER CO INC
filed 2006-08-01
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes [  ] No [ X ]

The number of outstanding shares of the registrant’s common stock, as of July 21, 2006, was 179,213,534.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2006

      PART I

      ITEM 1.    FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except per Share Amounts)	2006	2005
REVENUES:
Timber	$193	$192
Real Estate	52	36
Manufacturing	130	128
Other	5	2

Total Revenues	380	358

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	113	99
Real Estate	25	16
Manufacturing	117	117
Other	--	--

Total Cost of Goods Sold	255	232

Selling, General and Administrative	26	24

Total Costs and Expenses	281	256

Operating Income	99	102
Interest Expense, net	34	27

Income before Income Taxes	65	75
Provision for Income Taxes	3	6

Net Income	$62	$69

PER SHARE AMOUNTS:

Net Income per Share - Basic	$0.34	$0.37
Net Income per Share - Diluted	$0.34	$0.37

Dividends Declared - per Common Share Outstanding	$0.40	$0.38

Weighted Average Number of Shares Outstanding
- Basic	182.3	184.0
- Diluted	182.8	184.6

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except per Share Amounts)	2006	2005
REVENUES:
Timber	$407	$392
Real Estate	113	104
Manufacturing	264	257
Other	10	5

Total Revenues	794	758

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	234	201
Real Estate	41	40
Manufacturing	240	235
Other	1	1

Total Cost of Goods Sold	516	477

Selling, General and Administrative	52	45

Total Costs and Expenses	568	522

Operating Income	226	236
Interest Expense, net	65	54

Income before Income Taxes	161	182
Provision for Income Taxes	7	11

Income from Continuing Operations	154	171
Gain on Sale of Properties, net of tax	--	20

Net Income Before Cumulative Effect of Accounting Change	154	191
Cumulative Effect of Accounting Change, net of tax	2	--

Net Income	$156	$191

PER SHARE AMOUNTS:

Income from Continuing Operations - Basic	$0.84	$0.93
Income from Continuing Operations - Diluted	$0.84	$0.93

Net Income per Share - Basic	$0.85	$1.04
Net Income per Share - Diluted	$0.85	$1.03

Dividends Declared - per Common Share Outstanding	$0.80	$0.76

Weighted Average Number of Shares Outstanding
- Basic	183.2	183.9
- Diluted	183.7	184.6

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except per Share Amounts)	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$396	$369
Restricted Advance from Customer	20	23
Accounts Receivable	56	44
Like-Kind Exchange Funds Held in Escrow	10	30
Inventories	72	75
Deferred Tax Asset	17	17
Real Estate Development Properties	25	26
Assets Held for Sale	65	43
Other Current Assets	17	16

	678	643

Timber and Timberlands – Net	3,845	3,887
Property, Plant and Equipment – Net	226	234
Investment in Grantor Trusts	25	26
Other Assets	23	22

Total Assets	$4,797	$4,812

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$231	$161
Short-Term Debt	--	50
Accounts Payable	40	45
Interest Payable	31	30
Wages Payable	16	25
Taxes Payable	21	18
Deferred Revenue	41	35
Other Current Liabilities	16	11

	396	375

Long-Term Debt	1,643	1,524
Lines of Credit	516	495
Deferred Tax Liability	39	39
Other Liabilities	47	54

Total Liabilities	2,641	2,487

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value, authorized shares – 75.0.
outstanding – none	--	--
Common Stock, $0.01 par value, authorized shares – 300.6,
issued (including Treasury Stock) – 186.4 at June 30, 2006
and 186.2 at December 31, 2005	2	2
Additional Paid-In Capital	2,184	2,179
Retained Earnings	195	186
Treasury Stock, at cost, Common Shares – 7.2 at June 30, 2006
and 2.0 at December 31, 2005	(228)	(44)
Other Equity	3	2

Total Stockholders’ Equity	2,156	2,325

Total Liabilities and Stockholders’ Equity	$4,797	$4,812

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$156	$191
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	60	55
Basis of Real Estate Sold	23	28
Deferred Income Taxes	--	(1)
Gain on Sale of Properties	--	(21)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	20	(46)
Other Working Capital Changes	(6)	(8)
Other	(1)	--

Net Cash Provided By Operating Activities	252	198

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(36)	(28)
Timberlands Acquired	(17)	(50)
Proceeds from Sale of Other Assets and Properties	1	5
Other	(3)	--

Net Cash Used In Investing Activities	(55)	(73)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(147)	(140)
Borrowings on Line of Credit	1,474	1,140
Repayments on Line of Credit	(1,453)	(1,093)
Proceeds from Issuance of Short-Term Debt	--	50
Repayment of Short-Term Debt	(50)	--
Proceeds from Issuance of Long-Term Debt	216	--
Principal Payments and Retirement of Long-Term Debt	(29)	(49)
Proceeds from Stock Option Exercises	3	4
Acquisition of Treasury Stock	(184)	--

Net Cash Used In Financing Activities	(170)	(88)

Increase In Cash and Cash Equivalents	27	37

Cash and Cash Equivalents:
Beginning of Period	369	347

End of Period	$396	$384

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Basis of Presentation

General.    When we refer to “Plum Creek,” “the company,” “we,” “us” or “our”, we mean Plum Creek Timber Company, Inc., a Delaware Corporation and a real estate investment trust, or “REIT,” and all of its wholly owned consolidated subsidiaries.

The consolidated financial statements include all of the accounts of Plum Creek Timber Company, Inc. and its subsidiaries.  At June 30, 2006, the company owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

In addition to stock options, the company also grants restricted stock and restricted stock units, and dividend equivalents and value management awards, a portion of which may be payable in the company’s stock. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. The company does not expect the total expense recognized over the performance period for dividend equivalents and value management awards computed in accordance with SFAS No. 123(R) to be materially different than the total expense computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of dividend equivalents and value management awards, the quarterly and annual expense recognized under SFAS No. 123(R) could be materially different than the quarterly and annual expense we previously recognized under SFAS No. 123.

The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change in the Consolidated Statement of Income of $2 million, net of tax, for the quarter ended March 31, 2006. The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the dividend equivalents and value management awards.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change on net operating cash flows and net financing cash flows for the six months ended June 30, 2006, was less than $1 million.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the company’s income before income taxes, income from continuing operations and net income for the quarter ended June 30, 2006, are each $1 million higher than if it had continued to account for share-based compensation in accordance with SFAS No. 123. Basic and diluted earnings per share amounts for income from continuing operations and net income would not have changed if the company had continued to account for share-based compensation under SFAS No. 123.

For the six months ended June 30, 2006, as a result of adopting SFAS No. 123(R), the company’s income before income taxes, income from continuing operations and net income are each $2 million higher (not including the cumulative effect of the accounting change of $2 million, net of tax) than if it had continued to account for share-based compensation in accordance with SFAS No. 123. Basic and diluted earnings per share amounts for income from continuing operations and net income are $0.01 higher than if the company had continued to account for share-based compensation under SFAS No. 123.

Like-Kind Exchanges.    Plum Creek enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The company uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the company. Funds from reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand, are not subject to risk of loss and earn interest. At June 30, 2006, $5 million of cash from reverse like-kind exchange transactions was included in Cash and Cash Equivalents. At December 31, 2005, $7 million of cash from reverse like-kind exchange transactions was included in Cash and Cash Equivalents.

During the fourth quarter of 2005, the company concluded that proceeds received from a forward like-kind exchange should be reflected as an investment activity under “Timberlands Acquired” in the period in which the proceeds were reinvested in timberland assets. Prior to the fourth quarter of 2005, the company reflected forward like-kind exchange proceeds as an investment activity under “Timberlands Acquired” in the quarter in which the company concluded that it was probable that the proceeds would be successfully reinvested in timberland assets. At June 30, 2005, the company concluded that it was probable that a total of $30 million of forward like-kind exchange proceeds would be successfully reinvested in timberland assets within the 180 day reinvestment period; and therefore, reported $30 million as investment activity under “Timberlands Acquired” in the Consolidated Statement of Cash Flows. Based on our revised presentation, $30 million has been reclassified from “Timberlands Acquired” to “Working Capital Changes Impacting Cash Flow” in the Consolidated Statement of Cash Flows for the six months ended June 30, 2005. This change in presentation does not affect operating income or net income for any period, nor does it affect any amounts in the Consolidated Statement of Cash Flows for the years ended December 31, 2005 or 2004.

Higher and Better Use Timberlands.    At June 30, 2006, the company owned 8.2 million acres of timberlands, of which approximately 1.7 million acres are higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years. Prior to the sale and/or development of these acres, these timberlands will be used productively in our business of growing and selling timber.

Properties developed internally (“Internal Developments”) will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture agreements in which we are the minority partner and our involvement is limited to selling and/or contributing land and exercising certain approval rights (“External Developments”).

Capitalized costs (including our book basis in the related timber and timberlands) associated with Internal Developments were $31 million at June 30, 2006. The portion of the capitalized costs related to Internal Development properties that are expected to be sold within the next year ($25 million) is presented in the Consolidated Balance Sheet at June 30, 2006, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($6 million) is included in Other Assets. The December 31, 2005, Consolidated Balance Sheet has been reclassified to conform to the June 30, 2006, presentation of Real Estate Development Properties.

The book basis of higher and better use timberlands that are considered held for sale in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are presented in the Consolidated Balance Sheet at June 30, 2006, as Assets Held for Sale ($65 million). Generally, timberlands that are under contract to sell or are listed for sale by an independent broker or a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the criteria of SFAS No. 144 are included in Timber and Timberlands. Capitalized costs (including our book basis in the related timber and timberland) associated with properties that are expected to be developed through joint ventures are presented in the Consolidated Balance Sheet as Assets Held for Sale if they are expected to be sold to a joint venture within the next year. External Development properties that are not expected to be sold to a joint venture within the next year are included in Timber and Timberlands. The December 31, 2005, Consolidated Balance Sheet has been reclassified to conform to the June 30, 2006, presentation of Assets Held for Sale.

Working capital changes are generally a reconciling item in computing Net Cash Provided By Operating Activities in the Consolidated Statement of Cash Flows. However, certain working capital changes, such as the reclassification of our book basis in timberlands that are considered held for sale in accordance with SFAS No. 144 from Timber and Timberlands to Assets Held for Sale, are not a reconciling item between Net Income and Net Cash Provided By Operating Activities. Therefore, only working capital changes that impact Net Cash Provided By Operating Activities are included as a reconciling item in the Consolidated Statement of Cash Flows.

Reclassifications.    Certain prior year amounts have been reclassified to conform to the 2006 presentation. (See Note 1, Like-Kind Exchanges and Higher and Better Use Timberlands, and Note 9.) The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements.    In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 –Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109 –Accounting for Income Taxes, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The company is in the process of determining the effect, if any, the adoption of FIN 48 will have on the financial statements.

Note 2.    Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2006	2005
Net Income available to common stockholders	$62	$69

Denominator for basic earnings per share	182.3	184.0
Effect of dilutive securities – stock options	0.4	0.5
Effect of dilutive securities – restricted stock, restricted stock
units, dividend equivalents and value management plan	0.1	0.1

Denominator for diluted earnings per share – adjusted for dilutive securities	182.8	184.6

Per Share Amounts:
Net Income per share – Basic	$0.34	$0.37
Net Income per share – Diluted	$0.34	$0.37

	Six Months Ended June 30,
	2006	2005
Income from Continuing Operations	$154	$171
Gain on Sale of Properties, net of tax	--	20

Net Income before Cumulative Effect of Accounting Change	154	191
Cumulative Effect of Accounting Change, net of tax	2	--

Net Income available to common stockholders	$156	$191

Denominator for basic earnings per share	183.2	183.9
Effect of dilutive securities – stock options	0.4	0.6
Effect of dilutive securities – restricted stock, restricted stock
units, dividend equivalents and value management plan	0.1	0.1

Denominator for diluted earnings per share – adjusted for dilutive securities	183.7	184.6

Per Share Amounts – Basic:
Income from Continuing Operations	$0.84	$0.93

Gain on Sale of Properties	$--	$0.11

Net Income per Share Before Cumulative Effect of Accounting
Change	$0.84	$1.04
Cumulative Effect of Accounting Change	0.01	--

Net Income	$0.85	$1.04

Per Share Amounts – Diluted:
Income from Continuing Operations	$0.84	$0.93

Gain on Sale of Properties	$--	$0.11

Net Income per Share Before Cumulative Effect of Accounting
Change	$0.84	$1.03
Cumulative Effect of Accounting Change	0.01	--

Net Income	$0.85	$1.03

Antidilutive options excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were as follows for the quarterly and six-month periods ended June 30 (shares in millions):

	Quarter Ended June 30,
	2006	2005
Number of options	0.9	0.5
Range of exercise prices	$35.68 to $37.61	$32.28 to $37.49
Expiration on or before	April 2016	February 2015

	Six Months Ended June 30,
	2006	2005
Number of options	0.8	0.5
Range of exercise prices	$35.68 to $37.61	$32.28 to $37.49
Expiration on or before	April 2016	February 2015

Note 3.    Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	June 30, 2006	December 31, 2005
Timber and logging roads – net	$2,622	$2,655
Timberlands	1,223	1,232

Timber and Timberlands – net	$3,845	$3,887

Property, plant and equipment consisted of the following (in millions):

	June 30, 2006	December 31, 2005
Land, buildings and improvements	$83	$84
Machinery and equipment	294	285

	377	369
Accumulated depreciation	(151)	(135)

Property, Plant and Equipment – net	$226	$234

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2006	December 31, 2005
Raw materials (logs)	$18	$21
Work-in-process	5	4
Finished goods	37	37

	60	62
Supplies	12	13

Total	$72	$75

Note 4.    Borrowings

On June 29, 2006, the company terminated its previous $650 million revolving line of credit maturing in January 2009 and entered into a new $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of June 30, 2006, the weighted-average interest rate for the borrowings on the line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2006, we had $516 million of borrowings and $5 million of standby letters of credit outstanding; $229 million remained available for borrowing under our line of credit. As of July 7, 2006, $383 million of the borrowings under our line of credit was repaid.

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

On May 2, 2006, Plum Creek Timberlands, L.P., issued off the shelf registration statement $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Note 5.    Capital

The changes in the company’s capital accounts were as follows during 2006 (in millions):

	Common Stock
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock	Other Equity	Total Equity
January 1, 2006	184.2	$2	$2,179	$186	$(44)	$2	$2,325
Net Income	--	--	--	94	--	--	94
Dividends	--	--	--	(74)	--	--	(74)
Stock Option Exercises	0.1	--	2	--	--	--	2
Other	--	--	1	--	--	--	1

March 31, 2006	184.3	$2	$2,182	$206	$(44)	$2	$2,348

Net Income	--	--	--	62	--	--	62
Dividends	--	--	--	(73)	--	--	(73)
Common Stock Repurchased	(5.1)	--	--	--	(184)	--	(184)
Other	--	--	2	--	--	1	3

June 30, 2006	179.2	$2	$2,184	$195	$(228)	$3	$2,156

Note 6.    Employee Pension Plans

The components of net periodic benefit cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2006	2005
Service cost	$2	$1
Interest cost	3	2
Expected return on plan assets	(3)	(1)

Net periodic benefit cost	$2	$2

	Six Months Ended June 30,
	2006	2005
Service cost	$4	$3
Interest cost	4	3
Expected return on plan assets	(4)	(2)

Net periodic benefit cost	$4	$4

Note 7.    Share-Based Compensation Plans

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, dividend equivalents and value management awards. Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At June 30, 2006, 3.4 million shares of the 12.4 million reserved shares have been used and, therefore, 9.0 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested dividend equivalents and value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

In addition to the 12.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek assumed 3.8 million Timber Company stock options in connection with the October 6, 2001, merger with The Timber Company that were converted to Plum Creek stock options. At June 30, 2006, 0.2 million options of the 3.8 million options remain issued and outstanding.

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

Presented below is a summary of Plum Creek’s stock option Plan activity (includes the Timber Company stock options assumed and converted in connection with the October 6, 2001, merger with The Timber Company) for the six months ended June 30, 2006:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2006	2,302,130	$27.34
Granted	454,780	35.74
Exercised/surrendered	(151,674)	17.13
Cancelled/forfeited	(46,137)	21.38

Outstanding, June 30, 2006	2,559,099	$29.55	6.8	$16

Vested or expected to vest,
June 30, 2006	2,390,149	$29.40	6.7	$15

Exercisable, June 30, 2006	1,469,285	$26.21	5.5	$14

The table below presents stock activity related to stock options exercised during the six months ended June 30 (in millions):

	2006	2005
Proceeds from stock options exercised	$3	$4
Intrinsic value of stock options exercised	$3	$4
Tax benefit related to stock options exercised	$0.1	$0.1

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the six months ended June 30:

	2006	2005
Expected term	6	6
Risk-free interest rate	4.5%	4.1%
Volatility	23.1%	24.0%
Dividend yield	4.5%	4.1%
Weighted-average measurement date fair values per share	$6.10	$6.82

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock.    Under the Plan, restricted stock of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vest between six months and three years from the grant date. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock to the company. The weighted-average grant date fair values of restricted stock awards granted for the six months ended June 30, 2006 and 2005 were $36.01 and $37.20, respectively. The fair value of restricted stock is based on the closing price of the company’s common stock on the date of grant.

Restricted stock awards activity was as follows for the six months ended June 30, 2006:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2006	72,300	$34.45
Granted	16,200	36.01
Vested	(8,400)	27.68
Forfeited	(1,000)	37.97

Balance at June 30, 2006	79,100	$35.44

The total fair value of restricted stock awards that vested during the six months ended June 30, 2006 and 2005 was less than $1 million each.

Restricted Stock Units.    Under the Plan, restricted stock units may be awarded to certain directors, officers and employees of the company. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on the company’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the six months ended June 30, 2006 was $35.77. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

Restricted stock unit activity was as follows for the six months ended June 30, 2006:

	Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2006	--	$--
Granted	87,745	35.77
Vested	--	--
Forfeited	(300)	35.74

Balance at June 30, 2006	87,445	$35.77

Dividend Equivalents.    Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by the company multiplied by the number of unexercised stock options. No dividend equivalents were awarded during 2006.

For awards granted in 2005 and 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of the company’s current year dividend plus a percentage of prior year unearned dividends to the extent that the company’s total shareholder return on an annualized basis is at least 5.5% at the end of any such year. The total shareholder return computation consists of the company’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon the company’s performance for that year measured against the performance of a peer group of companies. Dividends are earned in whole or in part based on a sliding scale. If the company’s total shareholder return is below the 50th percentile of the peer group, the percentage amount is zero. If the company’s total shareholder return is at or above the 75thpercentile, the full amount of the dividend is earned. If the company’s relative performance is between the 50th and the 75th percentile, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year.

For awards granted prior to 2004, each year during the respective five-year performance period, a participant may earn an amount equal to the company’s current year dividend plus prior year unearned dividends to the extent the company’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year.

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Amounts earned, if any, are paid in the quarter immediately following the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At June 30, 2006, 1.7 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the company were outstanding.

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of June 30, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2002 to 2006	366,299	$1.8	$0.2	$2.8
2003 to 2007	405,250	$3.0	$0.9	$3.1
2004 to 2008	467,312	$1.2	$0.6	$2.7
2005 to 2009	428,500	$0.7	$0.4	$2.7

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

Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the company’s total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is based on a sliding scale between 0% and 200% of the face value. Amounts earned, if any, are paid in the quarter immediately following the end of the three-year performance period. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. Generally, to be entitled to the payment, a participant must be employed by the company on the last day of the performance period.

Value management awards activity was as follows for the six months ended June 30, 2006:

Units
Balance at January 1, 2006	79,535
Grants	62,030
Payments	--
Forfeitures	(1,275)

Balance at June 30, 2006	140,290

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of June 30, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2004 to 2006	37,730	$1.1	$0.2	$7.5
2005 to 2007	40,780	$1.7	$0.9	$8.2
2006 to 2008	61,780	$4.0	$3.1	$12.4

(A)    The estimated fair value includes unrecognized compensation expense.

The three-year performance period for the 2002 grants ended on December 31, 2004; amounts earned of $9 million were paid (primarily in cash) during the first quarter of 2005. There were no value management award payments during the first quarter of 2006 because no awards had a performance period ending December 31, 2005.

Measurement of Compensation Costs for Dividend Equivalents and Value Management Awards.    Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for dividend equivalents and value management awards are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Interim quarterly fair values for dividend equivalents and value management awards are computed based on our historical relative total shareholder return compared to our peer group from the beginning of the performance period to the end of the most recent quarter, and our simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of Plum Creek and our peer group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of Plum Creek’s and our peer group’s total shareholder return are volatility, beta (the measure of how our stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that our current quarterly dividend of $0.40 per share will remain constant through the end of the performance period.

Accounting for Share-Based Compensation.    The company expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by the company on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was approximately $2 million and $3 million for the quarters ended June 30, 2006 and 2005, respectively, and $3 million and $5 million for the six months ended June 30, 2006 and 2005, respectively. For each of the six months ended June 30, 2006 and 2005, the company recognized less than one million in tax benefits associated with share-based compensation plans. At June 30, 2006, there was $15 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

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

Note 9.    Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)
Quarter Ended June 30, 2006
External revenues	$72	$121	$52	$130	$5	$380
Intersegment revenues	15	--	--	--	--	15
Depreciation, depletion and
amortization	8	13	--	7	--	28
Basis of real estate sold	--	--	13	--	--	13
Operating income	21	48	27	10	4	110

Quarter Ended June 30, 2005
External revenues	$57	$135	$36	$128	$2	$358
Intersegment revenues	14	--	--	--	--	14
Depreciation, depletion and
amortization	6	13	--	7	--	26
Basis of real estate sold	--	--	10	--	--	10
Operating income	19	62	19	8	2	110

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (B)	Total (A)
Six Months Ended June 30, 2006
External revenues	$164	$243	$113	$264	$10	$794
Intersegment revenues	38	--	--	--	--	38
Depreciation, depletion and
amortization	17	26	--	15	--	58
Basis of real estate sold	--	--	23	--	--	23
Operating income	56	98	71	18	9	252

Six Months Ended June 30, 2005
External revenues	$126	$266	$104	$257	$5	$758
Intersegment revenues	33	--	--	--	--	33
Depreciation, depletion and
amortization	12	26	--	15	--	53
Basis of real estate sold	--	--	28	--	--	28
Operating income	48	125	62	16	4	255

(A)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $2 million for the quarter and six months ended June 30, 2006, and $2 million each for the quarter and six months ended June 30, 2005. Certain direct segment costs previously included in corporate and other unallocated expenses were reclassified to conform to the current year presentation.

(B)	During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $21 million. The net gain from this sale, after deducting our book basis of $1 million, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

A reconciliation of total operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2006	2005
Total segment operating income	$110	$110
Interest expense, net	(34)	(27)
Corporate and other unallocated expenses	(11)	(8)

Income before income taxes	$65	$75

	Six Months Ended June 30,
	2006	2005
Total segment operating income	$252	$255
Interest expense, net	(65)	(54)
Corporate and other unallocated expenses	(26)	(19)

Income before income taxes	$161	$182

Note 10.    Subsequent Event

On August 1, 2006, the Board of Directors authorized the company to make a dividend payment of $0.40 per share, or approximately $72 million, which will be paid on August 31, 2006, to stockholders of record on August 16, 2006.

ITEM 1.    FINANCIAL STATEMENTS (CONTINUED)

Following are the consolidated financial statements of Plum Creek Timberlands, L.P., a Delaware limited partnership and wholly owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April 2006, pursuant to which Plum Creek Timberlands, L.P. has registered, and from time to time may offer and sell, debt securities. As of June 30, 2006, Plum Creek Timberlands, L.P. has sold $525 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2006	2005
REVENUES:
Timber	$193	$192
Real Estate	52	36
Manufacturing	130	128
Other	5	2

Total Revenues	380	358

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	113	99
Real Estate	25	16
Manufacturing	117	117
Other	--	--

Total Cost of Goods Sold	255	232

Selling, General and Administrative	26	24

Total Costs and Expenses	281	256

Operating Income	99	102
Interest Expense, net	34	27

Income before Income Taxes	65	75
Provision for Income Taxes	3	6

Net Income	$62	$69

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2006	2005
REVENUES:
Timber	$407	$392
Real Estate	113	104
Manufacturing	264	257
Other	10	5

Total Revenues	794	758

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	234	201
Real Estate	41	40
Manufacturing	240	235
Other	1	1

Total Cost of Goods Sold	516	477
Selling, General and Administrative	52	45

Total Costs and Expenses	568	522

Operating Income	226	236
Interest Expense, net	65	54

Income before Income Taxes	161	182
Provision for Income Taxes	7	11

Income from Continuing Operations	154	171
Gain on Sale of Properties, net of tax	--	20

Net Income Before Cumulative Effect of Accounting Change	154	191
Cumulative Effect of Accounting Change, net of tax	2	--

Net Income	$156	$191

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	June, 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$396	$369
Restricted Advance from Customer	20	23
Accounts Receivable	56	44
Like-Kind Exchange Funds Held in Escrow	10	30
Inventories	72	75
Deferred Tax Asset	17	17
Real Estate Development Properties	25	26
Assets Held for Sale	65	43
Other Current Assets	17	16

	678	643

Timber and Timberlands - Net	3,845	3,887
Property, Plant and Equipment - Net	226	234
Investment in Grantor Trusts	26	27
Other Assets	23	23

Total Assets	$4,798	$4,814

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$231	$161
Short-Term Debt	--	50
Accounts Payable	40	45
Interest Payable	31	30
Wages Payable	16	25
Taxes Payable	21	18
Deferred Revenue	41	35
Other Current Liabilities	16	11

	396	375

Long-Term Debt	1,643	1,524
Lines of Credit	516	495
Deferred Tax Liability	39	39
Other Liabilities	48	55

Total Liabilities	2,642	2,488

Commitments and Contingencies

EQUITY
Partners' Capital	2,156	2,326

Total Liabilities and Partners' Capital	$4,798	$4,814

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$156	$191
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	60	55
Basis of Real Estate Sold	23	28
Deferred Income Taxes	--	(1)
Gain on Sale of Properties	--	(21)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	20	(46)
Other Working Capital Changes	(6)	(8)
Other	(1)	--

Net Cash Provided By Operating Activities	252	198

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(36)	(28)
Timberlands Acquired	(17)	(50)
Proceeds from Sales of Properties and Other Assets	1	5
Other	(3)	--

Net Cash Used In Investing Activities	(55)	(73)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions	(328)	(136)
Borrowings on Line of Credit	1,474	1,140
Repayments on Line of Credit	(1,453)	(1,093)
Proceeds from Issuance of Short-Term Debt	--	50
Repayment of Short-Term Debt	(50)	--
Proceeds from Issuance of Long-Term Debt	216	--
Principal Payments and Retirement of Long-Term Debt	(29)	(49)

Net Cash Used In Financing Activities	(170)	(88)

Increase In Cash and Cash Equivalents	27	37

Cash and Cash Equivalents:
Beginning of Period	369	347

End of Period	$396	$384

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

At June 30, 2006, the Operating Partnership owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the Operating Partnership has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2005, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 28, 2006, and which include a summary of significant accounting policies of the Operating Partnership and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

In addition to stock options, Plum Creek also grants restricted stock and restricted stock units of Plum Creek Timber Company, Inc., and dividend equivalents and value management awards, a portion of which may be payable in common stock of Plum Creek Timber Company, Inc.. Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. The Operating Partnership does not expect the total expense recognized over the performance period for dividend equivalents and value management awards computed in accordance with SFAS No. 123(R) to be materially different than the total expense computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of dividend equivalents and value management awards, the quarterly and annual expense recognized under SFAS No. 123(R) could be materially different than the quarterly and annual expense we previously recognized under SFAS No. 123.

The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change in the Consolidated Statement of Income of $2 million, net of tax, for the quarter ended March 31, 2006. The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the dividend equivalents and value management awards.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change on net operating cash flows and net financing cash flows for the six months ended June 30, 2006, was less than $1 million.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Operating Partnership’s income before income taxes, income from continuing operations and net income for the quarter ended June 30, 2006, are each $1 million higher than if it had continued to account for share-based compensation in accordance with SFAS No. 123. Basic and diluted earnings per share amounts for income from continuing operations and net income would not have changed if the Operating Partnership had continued to account for share-based compensation under SFAS No. 123.

For the six months ended June 30, 2006, as a result of adopting SFAS No. 123(R), the Operating Partnership’s income before income taxes, income from continuing operations and net income are each $2 million higher (not including the cumulative effect of the accounting change of $2 million, net of tax) than if it had continued to account for share-based compensation in accordance with SFAS No. 123.

Like-Kind Exchanges.    The Operating Partnership enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The Operating Partnership uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the Operating Partnership. Funds from reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand, are not subject to risk of loss and earn interest. At June 30, 2006, $5 million of cash from reverse like-kind exchange transactions was included in Cash and Cash Equivalents. At December 31, 2005, $7 million of cash from reverse like-kind exchange transactions was included in Cash and Cash Equivalents.

During the fourth quarter of 2005, the Operating Partnership concluded that proceeds received from a forward like-kind exchange should be reflected as an investment activity under “Timberlands Acquired” in the period in which the proceeds were reinvested in timberland assets. Prior to the fourth quarter of 2005, the Operating Partnership reflected forward like-kind exchange proceeds as an investment activity under “Timberlands Acquired” in the quarter in which the Operating Partnership concluded that it was probable that the proceeds would be successfully reinvested in timberland assets. At June 30, 2005, the Operating Partnership concluded that it was probable that a total of $30 million of forward like-kind exchange proceeds would be successfully reinvested in timberland assets within the 180 day reinvestment period; and therefore, reported $30 million as investment activity under “Timberlands Acquired” in the Consolidated Statement of Cash Flows. Based on our revised presentation, $30 million has been reclassified from “Timberlands Acquired” to “Working Capital Changes Impacting Cash Flow” in the Consolidated Statement of Cash Flows for the six months ended June 30, 2005. This change in presentation does not affect operating income or net income for any period, nor does it affect any amounts in the Consolidated Statement of Cash Flows for the years ended December 31, 2005 or 2004.

Higher and Better Use Timberlands.    At June 30, 2006, the Operating Partnership owned 8.2 million acres of timberlands, of which approximately 1.7 million acres are higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years. Prior to the sale and/or development of these acres, these timberlands will be used productively in our business of growing and selling timber.

Properties developed internally (“Internal Developments”) will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture agreements in which we are the minority partner and our involvement is limited to selling and/or contributing land and exercising certain approval rights (“External Developments”).

Capitalized costs (including our book basis in the related timber and timberlands) associated with Internal Developments were $31 million at June 30, 2006. The portion of the capitalized costs related to Internal Development properties that are expected to be sold within the next year ($25 million) is presented in the Consolidated Balance Sheet at June 30, 2006, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($6 million) is included in Other Assets. The December 31, 2005, Consolidated Balance Sheet has been reclassified to conform to the June 30, 2006, presentation of Real Estate Development Properties.

The book basis of higher and better use timberlands that are considered held for sale in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are presented in the Consolidated Balance Sheet at June 30, 2006, as Assets Held for Sale ($65 million). Generally, timberlands that are under contract to sell or are listed for sale by an independent broker or a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the criteria of SFAS No. 144 are included in Timber and Timberlands. Capitalized costs (including our book basis in the related timber and timberland) associated with properties that are expected to be developed through joint ventures are presented in the Consolidated Balance Sheet as Assets Held for Sale if they are expected to be sold to a joint venture within the next year. External Development properties that are not expected to be sold to a joint venture within the next year are included in Timber and Timberlands. The December 31, 2005, Consolidated Balance Sheet has been reclassified to conform to the June 30, 2006, presentation of Assets Held for Sale.

Working capital changes are generally a reconciling item in computing Net Cash Provided By Operating Activities in the Consolidated Statement of Cash Flows. However, certain working capital changes, such as the reclassification of our book basis in timberlands that are considered held for sale in accordance with SFAS No. 144 from Timber and Timberlands to Assets Held for Sale, are not a reconciling item between Net Income and Net Cash Provided By Operating Activities. Therefore, only working capital changes that impact Net Cash Provided By Operating Activities are included as a reconciling item in the Consolidated Statement of Cash Flows.

Reclassifications.    Certain prior year amounts have been reclassified to conform to the 2006 presentation. (See Note 1, Like-Kind Exchanges and Higher and Better Use Timberlands, and Note 7.) The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements.    In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 –Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109 –Accounting for Income Taxes, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a Operating Partnership’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The Operating Partnership is in the process of determining the effect, if any, the adoption of FIN 48 will have on the financial statements.

Note 2.    Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	June 30, 2006	December 31, 2005
Timber and logging roads – net	$2,622	$2,655
Timberlands	1,223	1,232

Timber and Timberlands – net	$3,845	$3,887

Property, plant and equipment consisted of the following (in millions):

	June 30, 2006	December 31, 2005
Land, buildings and improvements	$83	$84
Machinery and equipment	294	285

	377	369
Accumulated depreciation	(151)	(135)

Property, Plant and Equipment – net	$226	$234

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2006	December 31, 2005
Raw materials (logs)	$18	$21
Work-in-process	5	4
Finished goods	37	37

	60	62
Supplies	12	13

Total	$72	$75

Note 3.    Borrowings

On June 29, 2006, the Operating Partnership terminated its previous $650 million revolving line of credit maturing in January 2009 and entered into a new $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of June 30, 2006, the weighted-average interest rate for the borrowings on the line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2006, we had $516 million of borrowings and $5 million of standby letters of credit outstanding; $229 million remained available for borrowing under our line of credit. As of July 7, 2006, $383 million of the borrowings under our line of credit was repaid.

In April 2006, Plum Creek filed with the Securities and Exchange Commission a shelf registration statement under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

On May 2, 2006, Plum Creek Timberlands, L.P., issued off the shelf registration statement $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

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

The components of net periodic benefit cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2006	2005
Service cost	$2	$1
Interest cost	3	2
Expected return on plan assets	(3)	(1)

Net periodic benefit cost	$2	$2

	Six Months Ended June 30,
	2006	2005
Service cost	$4	$3
Interest cost	4	3
Expected return on plan assets	(4)	(2)

Net periodic benefit cost	$4	$4

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

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At June 30, 2006, 3.4 million shares of the 12.4 million reserved shares have been used and, therefore, 9.0 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested dividend equivalents and value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

In addition to the 12.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek assumed 3.8 million Timber Company stock options in connection with the October 6, 2001, merger with The Timber Company that were converted to Plum Creek stock options. At June 30, 2006, 0.2 million options of the 3.8 million options remain issued and outstanding.

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

Presented below is a summary of Plum Creek’s stock option Plan activity (includes the Timber Company stock options assumed and converted in connection with the October 6, 2001, merger with The Timber Company) for the six months ended June 30, 2006:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2006	2,302,130	$27.34
Granted	454,780	35.74
Exercised/surrendered	(151,674)	17.13
Cancelled/forfeited	(46,137)	21.38

Outstanding, June 30, 2006	2,559,099	$29.55	6.8	$16

Vested or expected to vest,
June 30, 2006	2,390,149	$29.40	6.7	$15

Exercisable, June 30, 2006	1,469,285	$26.21	5.5	$14

The table below presents stock activity related to stock options exercised during the six months ended June 30 (in millions):

	2006	2005
Proceeds from stock options exercised	$3	$4
Intrinsic value of stock options exercised	$3	$4
Tax benefit related to stock options exercised	$0.1	$0.1

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the six months ended June 30:

	2006	2005
Expected term	6	6
Risk-free interest rate	4.5%	4.1%
Volatility	23.1%	24.0%
Dividend yield	4.5%	4.1%
Weighted-average measurement date fair values per share	$6.10	$6.82

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock.    Under the Plan, restricted stock of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vest between six months and three years from the grant date. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock to Plum Creek. The weighted-average grant date fair values of restricted stock awards granted for the six months ended June 30, 2006 and 2005 were $36.01 and $37.20, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the six months ended June 30, 2006:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2006	72,300	$34.45
Granted	16,200	36.01
Vested	(8,400)	27.68
Forfeited	(1,000)	37.97

Balance at June 30, 2006	79,100	$35.44

The total fair value of restricted stock awards that vested during the six months ended June 30, 2006 and 2005 was less than $1 million each.

Restricted Stock Units.    Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the six months ended June 30, 2006 was $35.77. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock unit activity was as follows for the six months ended June 30, 2006:

	Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2006	--	$--
Granted	87,745	35.77
Vested	--	--
Forfeited	(300)	35.74

Balance at June 30, 2006	87,445	$35.77

Dividend Equivalents.    Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by Plum Creek multiplied by the number of unexercised stock options. No dividend equivalents were awarded during 2006.

For awards granted in 2005 and 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of Plum Creek’s current year dividend plus a percentage of prior year unearned dividends to the extent that Plum Creek’s total shareholder return on an annualized basis is at least 5.5% at the end of any such year. The total shareholder return computation consists of Plum Creek’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon Plum Creek’s performance for that year measured against the performance of a peer group of companies. Dividends are earned in whole or in part based on a sliding scale. If Plum Creek’s total shareholder return is below the 50th percentile of the peer group, the percentage amount is zero. If Plum Creek’s total shareholder return is at or above the 75th percentile, the full amount of the dividend is earned. If Plum Creek’s relative performance is between the 50th and the 75th percentile, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year.

For awards granted prior to 2004, each year during the respective five-year performance period, a participant may earn an amount equal to Plum Creek’s current year dividend plus prior year unearned dividends to the extent Plum Creek’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year.

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Amounts earned, if any, are paid in the quarter immediately following the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At June 30, 2006, 1.7 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the Operating Partnership were outstanding.

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of June 30, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2002 to 2006	366,299	$1.8	$0.2	$2.8
2003 to 2007	405,250	$3.0	$0.9	$3.1
2004 to 2008	467,312	$1.2	$0.6	$2.7
2005 to 2009	428,500	$0.7	$0.4	$2.7

(A)	The estimated fair value includes unrecognized compensation expense.

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

Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if Plum Creek’s total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if Plum Creek’s total shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th and 75th percentile is based on a sliding scale between 0% and 200% of the face value. Amounts earned, if any, are paid in the quarter immediately following the end of the three-year performance period. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek’s common stock. Generally, to be entitled to the payment, a participant must be employed by the Operating Partnership on the last day of the performance period.

Value management awards activity was as follows for the six months ended June 30, 2006:

Units
Balance at January 1, 2006	79,535
Grants	62,030
Payments	--
Forfeitures	(1,275)

Balance at June 30, 2006	140,290

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of June 30, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2004 to 2006	37,730	$1.1	$0.2	$7.5
2005 to 2007	40,780	$1.7	$0.9	$8.2
2006 to 2008	61,780	$4.0	$3.1	$12.4

(A)	The estimated fair value includes unrecognized compensation expense.

The three-year performance period for the 2002 grants ended on December 31, 2004; amounts earned of $9 million were paid (primarily in cash) during the first quarter of 2005. There were no value management award payments during the first quarter of 2006 because no awards had a performance period ending December 31, 2005.

Measurement of Compensation Costs for Dividend Equivalents and Value Management Awards.    Grants of both dividend equivalents and value management awards represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both dividend equivalents and value management awards will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of dividend equivalents and value management awards as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for dividend equivalents and value management awards are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Interim quarterly fair values for dividend equivalents and value management awards are computed based on Plum Creek’s historical relative total shareholder return compared to the peer group from the beginning of the performance period to the end of the most recent quarter, and Plum Creek’s simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of Plum Creek and the peer group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of Plum Creek’s and the peer group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield.

Additionally, the fair value of dividend equivalents assumes that Plum Creek’s current quarterly dividend of $0.40 per share will remain constant through the end of the performance period.

Accounting for Share-Based Compensation.    The Operating Partnership expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by Plum Creek on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was approximately $2 million and $3 million for the quarters ended June 30, 2006 and 2005, respectively, and $3 million and $5 million for the six months ended June 30, 2006 and 2005, respectively. For each of the six months ended June 30, 2006 and 2005, the Operating Partnership recognized less than one million in tax benefits associated with share-based compensation plans. At June 30, 2006, there was $15 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

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

Note 7.    Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)
Quarter Ended June 30, 2006
External revenues	$72	$121	$52	$130	$5	$380
Intersegment revenues	15	--	--	--	--	15
Depreciation, depletion and
amortization	8	13	--	7	--	28
Basis of real estate sold	--	--	13	--	--	13
Operating income	21	48	27	10	4	110

Quarter Ended June 30, 2005
External revenues	$57	$135	$36	$128	$2	$358
Intersegment revenues	14	--	--	--	--	14
Depreciation, depletion and
amortization	6	13	--	7	--	26
Basis of real estate sold	--	--	10	--	--	10
Operating income	19	62	19	8	2	110

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (B)	Total (A)
Six Months Ended June 30, 2006
External revenues	$164	$243	$113	$264	$10	$794
Intersegment revenues	38	--	--	--	--	38
Depreciation, depletion and
amortization	17	26	--	15	--	58
Basis of real estate sold	--	--	23	--	--	23
Operating income	56	98	71	18	9	252

Six Months Ended June 30, 2005
External revenues	$126	$266	$104	$257	$5	$758
Intersegment revenues	33	--	--	--	--	33
Depreciation, depletion and
amortization	12	26	--	15	--	53
Basis of real estate sold	--	--	28	--	--	28
Operating income	48	125	62	16	4	255

(A)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $2 million for the quarter and six months ended June 30, 2006, and $2 million each for the quarter and six months ended June 30, 2005. Certain direct segment costs previously included in corporate and other unallocated expenses were reclassified to conform to the current year presentation.

(B)	During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $21 million. The net gain from this sale, after deducting our book basis of $1 million, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

A reconciliation of total operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2006	2005
Total segment operating income	$110	$110
Interest expense, net	(34)	(27)
Corporate and other unallocated expenses	(11)	(8)

Income before income taxes	$65	$75

	Six Months Ended June 30,
	2006	2005
Total segment operating income	$252	$255
Interest expense, net	(65)	(54)
Corporate and other unallocated expenses	(26)	(19)

Income before income taxes	$161	$182

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

Results of Operations

Second Quarter 2006 Compared to Second Quarter 2005

The following table and narrative compare operating results by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,
	2006	2005	Change
Operating Income by Segment
Northern Resources	$21	$19	$2
Southern Resources	48	62	(14)
Real Estate	27	19	8
Manufactured Products	10	8	2
Other	4	2	2

Total Segment Operating Income	110	110	--
Other Costs & Eliminations	(11)	(8)	(3)

Operating Income	$99	$102	$(3)

Northern Resources Segment.    Revenues increased by $16 million, or 23%, to $87 million in the second quarter of 2006. Excluding revenues associated with our November 2005 acquisition of 650,000 acres of timberlands in Michigan (“Michigan acquisition”), revenues increased by $8 million, or 11%, to $79 million. This increase of $8 million was due primarily to a planned increase in harvest levels. Harvest levels are expected to increase by approximately 6% over 2005 harvest levels of 5.4 million tons excluding volume from our Michigan acquisition and by approximately 24% including volume from our Michigan acquisition.

Excluding the impact of our Michigan acquisition, operating income was 24% of its revenue for the second quarter of 2006, and 27% for the second quarter of 2005. This decrease was due primarily to higher log and haul costs. Segment costs and expenses increased by $14 million, or 27%, to $66 million. Excluding costs and expenses associated with our Michigan acquisition, costs and expenses increased by $8 million, or 17%, to $60 million. This increase of $8 million was due primarily to higher harvest volumes and higher per ton log and haul rates. Log and haul costs on a per ton basis increased by 5% (or $2 million in the aggregate) due primarily to higher fuel costs.

Southern Resources Segment.    Revenues decreased by $14 million, or 10%, to $121 million in the second quarter of 2006. This decrease was due primarily to lower harvest volumes ($9 million) and lower log prices ($4 million). Harvest levels during the second quarter of 2005 were higher compared to the second quarter of 2006 due primarily to the acceleration of harvest levels during 2005 to take advantage of favorable log prices. Harvest levels for all of 2006 are expected to increase by approximately 3% over 2005 harvest levels of 13.8 million tons. Log prices declined by approximately 6% due primarily to an increased supply of logs. The supply of logs increased during the second quarter of 2006 due primarily to favorable harvesting conditions (dry weather) and log salvage operations related to Hurricane Katrina.

Southern Resources Segment operating income was 40% of its revenues for the second quarter of 2006, and 46% for the second quarter of 2005. This decrease was due primarily to lower log prices and higher log and haul costs. Segment costs and expenses were $73 million for both the second quarter of 2006 and the second quarter of 2005. The reduction in log and haul costs due to lower harvest levels was almost entirely offset by higher per ton log and haul prices ($4 million) due primarily to higher fuel costs.

Real Estate Segment.

	Quarter Ended June 30, 2006			Quarter Ended June 30, 2005
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	11,765	$15	$1,270	13,315	$19	$1,425
Large Non-Strategic	--	--	--	625	1	1,820
Conservation	2,185	3	1,500	450	2	3,225
Higher and Better Use / Recreational	7,225	30	4,140	4,510	11	2,550
Development Properties	645	4	5,295	140	3	13,785
Conservation Easements	n/a	--	--	n/a	--	--

Total	21,820	$52		19,040	$36

Revenues increased by $16 million to $52 million in 2006. This increase is due primarily to the timing and location of sales of higher and better use properties ($19 million) offset in part by a decrease in the sales of small non-strategic properties ($4 million). The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the ability to obtain entitlements, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities.

Real Estate Segment operating income was 52% of its second quarter revenues for 2006, compared to 53% for 2005. Real Estate Segment costs and expenses increased by $8 million to $25 million in 2006. This increase was due primarily to selling more acres during the second quarter of 2006 ($5 million) and an increase in costs associated with our expanding real estate development activities ($3 million).

Manufactured Products Segment.    Revenues increased by $2 million, or 2%, to $130 million in the second quarter of 2006. The increase was due primarily to higher MDF sales volume ($5 million), partially offset by lower lumber sales volume ($4 million). MDF sales volume increased by 14% due primarily to improved production efficiencies. Lumber sales volume decreased by 8% due primarily to shift reductions as a result of declining log availability in the region.

Manufactured Products Segment operating income was 8% of its revenues for second quarter of 2006, and 6% for the second quarter 2005. Manufactured Products Segment costs and expenses of $120 million remained the same compared to the second quarter of 2005.

Interest Expense.    Interest expense increased $7 million, or 26%, to $34 million in the second quarter of 2006. This increase was due primarily to the issuance of $300 million of senior notes in connection with our November 2005 Michigan acquisition. During the second quarter of 2006, we repurchased $184 million of common stock, using a combination of cash and debt financing, resulting in increased net debt levels and therefore higher net interest expense.

Other Costs and Eliminations.    Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $11 million during the second quarter of 2006, compared to a decrease of $8 million during the second quarter of 2005. This increase of $3 million was due primarily to increased costs associated with strategic business development, information technology, and financial and tax reporting.

Provision for Income Taxes.    The provision for income taxes was $3 million for the second quarter of 2006 compared to $6 million for the second quarter of 2005. The decrease of $3 million is due primarily to lower operating income at our taxable REIT subsidiaries as a result of increased borrowings and higher real estate development expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table and narrative compare operating results by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2006	2005	Change
Operating Income by Segment
Northern Resources	$56	$48	$8
Southern Resources	98	125	(27)
Real Estate	71	62	9
Manufactured Products	18	16	2
Other	9	4	5

Total Segment Operating Income	252	255	(3)
Other Costs & Eliminations	(26)	(19)	(7)

Operating Income	$226	$236	$(10)

Northern Resources Segment.    Revenues increased by $43 million, or 27%, to $202 million in 2006. Excluding revenues associated with our November 2005 acquisition of 650,000 acres of timberlands in Michigan (“Michigan acquisition”), revenues increased by $23 million, or 14%, to $182 million. This increase of $23 million was due primarily to accelerating harvesting into the first half of 2006 to take advantage of favorable log prices and due to a planned increase in harvest levels. Harvest levels are expected to increase by approximately 6% over 2005 harvest levels of 5.4 million tons excluding volume from our Michigan acquisition and by approximately 24% including volume from our Michigan acquisition.

Excluding the impact of our Michigan acquisition, operating income was 28% of its revenue for 2006, and 30% for 2005. This decrease was due primarily to higher log and haul costs. Segment costs and expenses increased by $35 million, or 32%, to $146 million. Excluding costs and expenses associated with our Michigan acquisition, costs and expenses increased by $20 million, or 18%, to $131 million. This increase of $20 million was due primarily to higher harvest volumes and higher per ton log and haul rates. Log and haul costs on a per ton basis increased by 5% (or $4 million in the aggregate) due primarily to higher fuel costs.

Southern Resources Segment.    Revenues decreased by $23 million, or 9%, to $243 million in 2006. This decrease was due primarily to lower harvest volumes ($12 million) and lower log prices ($11 million). Harvest levels during the first half of 2005 were higher compared to the first half of 2006 due primarily to the acceleration of harvest levels during 2005 to take advantage of favorable log prices. Harvest levels for all of 2006 are expected to increase by approximately 3% over 2005 harvest levels of 13.8 million tons. Log prices declined by approximately 9% due primarily to an increased supply of logs. The supply of logs increased during the first half of 2006 due primarily to favorable harvesting conditions (dry weather) and log salvage operations related to Hurricane Katrina.

Southern Resources Segment operating income was 40% of its revenues for the first six months of 2006, and 47% for the first six months of 2005. This decrease was due primarily to lower log prices and higher log and haul costs. Segment costs and expenses increased by $4 million, or 3%, to $145 million in 2006. This increase, offset in part by lower log and haul and depletion cost due to a reduction in harvest levels, was due primarily to higher log and haul cost per ton ($8 million). Log and haul costs on a per ton basis increased by 12% due primarily to higher fuel costs.

Real Estate Segment.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	26,815	$37	$1,380	31,840	$42	$1,315
Large Non-Strategic	--	--	--	625	1	1,820
Conservation	4,000	6	1,490	9,100	15	1,635
Higher and Better Use / Recreational	11,085	49	4,425	13,610	35	2,585
Development Properties	1,720	13	7,355	160	3	15,650
Conservation Easements	n/a	8	1,300	n/a	8	427

Total	43,620	$113		55,335	$104

Revenues increased by $9 million to $113 million in 2006. This increase is due primarily to the timing and location of sales of higher and better use properties ($14 million) and development properties ($10 million) offset in part by a decrease in the sales of conservation and small non-strategic properties ($14 million). The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the ability to obtain entitlements, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. The company employs an ongoing process designed to identify the long-term best use for each of its properties to guide the investment and management decisions on each property. Currently, our 8.2 million acres includes 6.1 million acres of core timberlands, approximately 400,000 acres of timberlands considered to be non-strategic, and 1.7 million acres of timberlands with higher value for uses other than growing timber. The non-strategic timberlands generally consist of small tracts and are expected to be sold over the next five years. The 1.7 million acres with higher values are further segmented into three categories: conservation (500,000 acres); recreation and higher and better use properties (975,000 acres); and those properties we expect to develop (225,000 acres) by a taxable REIT subsidiary. The higher value properties, located throughout our ownership, may be sold over approximately the next 15 years. The company’s evaluation of best economic use and future plans for its properties will change as markets for timber and alternative land uses evolve. As these changes occur, additional core timberlands may be categorized as conservation, higher and better use, or development properties. Until these properties are sold, they will continue to be used productively in our business of growing and selling timber.

Listed below is a summary as of June 30, 2006 of our entitled or developed properties:

PROJECT STATUS Location (County, State)	Year Sales Begin	Total Acres	Acres Sold (A)	Average Selling Price Per Acre
Entitled or Developed Projects

Piscataquis, ME	2002	450	395	$16,380
Lake, MT	2006	466	--	--
Flathead, MT	2006	531	384	$8,397
Flathead, MT	2007	932	--	--
King, WA	2006	1,861	--	--
Adams, WI	2006	40	--	--
Langlade, WI	2006	618	--	--
Price, WI	2006	93	--	--
Oneida, WI	2005	47	20	$11,325

		5,038	799

Projects Entirely Sold

Butts, GA	2006	305	305	$4,328
Newton, GA	2006	413	413	$12,349
Lake, MT	2006	140	140	$6,200

		858	858

(A)     Acres Sold represents sales since inception of the project(s).

The company is in the planning process on an additional 25 properties covering 30,000 acres.

Real Estate Segment operating income was 63% of its revenues for the first six months of 2006, compared to 60% for the same period in 2005. Real Estate Segment costs and expenses were $42 million for the first six months of 2006 and 2005. The nature of our costs and expenses changed due to selling fewer acres ($3 million) offset by an increase in costs associated with our expanding real estate development activities ($4 million).

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

Manufactured Products Segment.    Revenues increased by $7 million, or 3%, to $264 million in 2006. The increase was due primarily to higher MDF sales volume ($8 million) and higher plywood prices ($5 million), partially offset by lower lumber sales volumes ($7 million). MDF sales volume increased by 13% due primarily to improved production efficiencies. Plywood prices increased 8% due primarily to strong industrial markets as a result of a robust U.S. economy. Lumber sales volume decreased by 6% due primarily to shift reductions as a result of declining log availability in the region.

Manufactured Products Segment operating income was 7% of its revenues for the first six months of 2006 and 6% for the first six months of 2005. Manufactured Products Segment costs and expenses increased by $5 million, or 2%, to $246 million in 2006. This increase was due primarily to higher MDF sales volume and higher raw material costs, particularly MDF chip prices and resin costs.

Interest Expense.     Interest expense increased $11 million, or 20%, to $65 million in 2006. This increase was due primarily to the issuance of $300 million of senior notes in connection with our November 2005 Michigan acquisition. During the second quarter of 2006, we repurchased $184 million of common stock, using a combination of cash and debt financing, resulting in increased net debt levels and therefore higher net interest expense.

Other Costs and Eliminations.    Other Costs and Eliminations decreased operating income by $26 million in 2006, compared to a decrease of $19 million in 2005. This increase of $7 million was due primarily to increased costs associated with strategic business development, information technology, and financial and tax reporting.

Provision for Income Taxes.    The provision for income taxes was $7 million for 2006 compared to $11 million for 2005. The decrease of $4 million is due primarily to lower operating income at our taxable REIT subsidiaries as a result of increased borrowings and higher real estate development expenses.

Gain on Sale of Properties, net of tax.     During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $21 million. The net gain from this sale, after deducting our book basis, was $20 million.

Financial Condition and Liquidity

Cash Flows from Operating Activities.    Net cash provided by operating activities for the six months ended June 30, 2006 totaled $252 million, compared to $198 million for the same period in 2005. The increase of $54 million was due to a $68 million positive change in working capital, based on the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property (primarily timberlands) or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180-days, or if the exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During 2006, we received proceeds from an unsuccessful like-kind exchange while during 2005 we had numerous real estate sales in which the proceeds were held in a like-kind exchange trust at the end of the period. (See Note 1 of the Notes to Consolidated Financial Statements.)

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

On May 2, 2006, Plum Creek Timberlands, L.P. issued off the shelf registration statement $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. The net proceeds of $216 million will be used to repay outstanding debt maturing during 2006, including a $50 million one-year term loan that was paid in May of 2006, $27 million of senior notes and first mortgage notes that were paid in June of 2006, $55 million of senior notes due in October of 2006, and $75 million of senior notes due in November of 2006.

On June 29, 2006, the company terminated its previous $650 million revolving line of credit maturing in January 2009 and entered into a new $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of June 30, 2006, the weighted-average interest rate for the borrowings on the line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2006, we had $516 million of borrowings and $5 million of standby letters of credit outstanding; $229 million remained available for borrowing under our line of credit. As of July 7, 2006, $383 million of the borrowings under our line of credit was repaid.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of June 30, 2006.

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

Capital Expenditures.    Capital expenditures, excluding the acquisition of timberlands, for the six months ended June 30, 2006 were $38 million (including $2 million in real estate development expenditures). Planned capital expenditures for 2006, excluding the acquisition of timberlands, are expected to range between $100 million and $120 million. Of planned capital expenditures in 2006, approximately 50% are considered to be discretionary. Discretionary expenditures consist primarily of silviculture investments and land development investments. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities or improve safety.

Equity.    On August 1, 2006, our Board of Directors declared a dividend of $0.40 per share, or approximately $72 million, which will be paid on August 31, 2006, to stockholders of record on August 16, 2006. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

In October of 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. In June of 2006, the Board of Directors authorized the company to repurchase up to an additional $200 million of the company’s common stock. During the second quarter of 2006, the company repurchased approximately 5.1 million shares of common stock at a total cost of $184 million at an average cost per share of $35.73. As of June 30, 2006, the company had repurchased a total of approximately 7.2 million shares of common stock for a total cost of $227 million at an average price of $31.74 per share, and is authorized to repurchase an additional $173 million of the company’s common stock.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 annual report on Form 10-K. Other than the discussion below, there have been no material changes to our contractual obligations outside the normal course of business.

During the three months ended June 30, 2006, Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, issued $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.9 billion of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value (A)
June 30, 2006
Fixed Rate Debt
Principal due (B)	$130	$123	$147	$200	$59	$1,220	$1,879	$1,906
Average interest
rate (C)	7.0%	6.9%	6.9%	6.8%	6.7%	6.2%

Variable Rate Debt (D)	--	--	--	--	--	$516	$516	$516

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
June 30, 2005
Fixed Rate Debt
Principal due (B)	$-	$157	$123	$147	$200	$753	$1,380	$1,506
Average interest rate	7.5%	7.5%	7.4%	7.5%	7.3%	7.1%

Variable Rate Debt	--	$50	--	--	$495	--	$545	$545

(A)	The increase in fair value of our fixed rate debt compared to June 30, 2005 was due primarily to the issuance of $300 million in Senior Notes in November of 2005 and $225 million in Senior Notes in May 2006. The increase was partially offset by repayment of $27 million of senior and mortgage notes and generally higher interest rates at June 30, 2006 compared to 2005.

(B)	Excludes unamortized discount of $5 million at June 30, 2006 and $8 million unamortized premium at June 30, 2005.

(C)	Represents the average interest rate of total fixed rate debt outstanding at the end of the period.

(D)	As of June 30, 2006, the weighted-average interest rate on the $516 million borrowings under our $750 million revolving line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. As of July 7, 2006, $383 million of the borrowings under our line of credit was repaid.

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the company’s management, including the Chief Executive Officer and Chief Accounting Officer, has concluded that the company’s disclosure controls and procedures were effective as of the end of such period.

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

PART II
ITEM 1.    LEGAL PROCEEDINGS

None.     (See also Note 8 of the Consolidated Notes to the Financial Statements of Plum Creek Timber Company, Inc.)

ITEM 1A.    RISK FACTORS

Other than the discussion included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on May 4, 2006, there have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 28, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the second quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (A)

April 1, 2006 through April 30, 2006	No purchase activity	$ —	—	$157 million

May 1, 2006 through May 31, 2006	3,360,300 shares of common stock	$35.78 per share	3,360,300 shares of common stock	$36 million

June 1, 2006 through June 30, 2006	1,775,000 shares of common stock	$35.64 per share	1,775,000 shares of common stock	$173 million

Total	5,135,300 shares of common stock	$35.73 per share	5,135,300 shares of common stock

(A)	On October 17, 2002, the corporation issued a press release announcing that its Board of Directors had authorized a $200 million share repurchase program. On June 7, 2006, the corporation issued a press release announcement that its Board of Directors had authorized an additional $200 million to be used for the share repurchase program. Prior to April 1, 2006, the corporation had repurchased approximately two million shares of its common stock for a total cost of $43 million.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company’s 2006 Annual Meeting of Stockholders was held on May 3, 2006. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to vote on three proposals: to re-elect eight individuals to the company’s board of directors, to ratify the appointment of Ernst & Young LLP as the company’s independent auditor and a stockholder proposal to increase the voting threshold by which individuals are elected to the company’s board of directors.

Vote Required and Method of Counting Votes

The election of directors was determined by a plurality vote, which means that individuals receiving the highest number of votes “For” their re-election will be elected. Shareholders had the choice to cast their votes “For” the election of one or more candidates or to “Withhold” their votes for one or more candidates (the equivalent of abstaining). The ratification of Ernst & Young LLP’s appointment and the shareholder proposal each required the affirmative vote of a majority vote of shares present in person or by proxy and entitled to vote at the meeting to pass. Shareholders had the choice to vote “For” or “Against”, or to abstain from voting, on each of these proposals.

Under New York Stock Exchange Rules, brokerage firms and other record holders of stock may vote in their discretion on proposals to elect directors or ratify the appointment of independent auditors if they have not received voting instructions from the beneficial owner of the stock. In contrast, brokerage firms and other record holders that have not received voting instructions from their clients may not vote on stockholder proposals. When a record holder of stock votes on behalf of the beneficial owner of the stock on at least one proposal (because the record holder has discretionary voting power on that item), but not on another (because the record holder does not have discretionary voting power with respect to that item and has not received instructions from the beneficial owner), a “broker non-vote” occurs with respect to the second item.

In an uncontested election of directors with no solicitation in opposition to any candidate (as was the case at the annual meeting for each director nominee), votes to “Withhold” support for a director nominee (the equivalent of an abstention) and broker non-votes have no effect on the outcome of the vote because approval by a specified percentage of stockholders present at the meeting is not required to elect a director. However, in the case of the independent auditor ratification and stockholder proposals, which require the affirmative vote of the majority of shares present (in person or by proxy) and entitled to vote at the meeting, votes to abstain and broker non-votes effectively count as votes “Against” the proposals.

Vote Results

Following are the vote results for each proposal submitted to a vote of the stockholders at the meeting:

(a)	Eight individuals nominated by the board for re-election for one-year terms expiring at the 2007 Annual Meeting of Stockholders were re-elected by a plurality vote, with no solicitations in opposition as follows:

	Votes Cast
Nominee	For	Withheld

Rick. R. Holley	165,530,995	2,297,383

Ian B. Davidson	165,275,182	2,553,197

Robin Josephs	165,263,433	2,564,946

John G. McDonald	164,995,283	2,833,096

Robert B. McLeod	165,483,832	2,344,546

John H. Scully	165,503,159	2,325,219

Stephen C. Tobias	165,282,631	2,545,747

Carl B. Webb	165,265,083	2,563,296

There were no broker non-votes.

(b)	The appointment of Ernst & Young LLP as the company’s independent auditor by the audit committee of the Board of Directors was ratified by the stockholders, with 165,904,074 votes “For” the proposal, 626,354 votes “Against” the proposal, 1,297,949 abstentions and no broker non-votes.

(c)	A shareholder proposal to increase the voting threshold by which individuals are elected to the Board of Directors was included in the company’s proxy materials in accordance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended. The proposal was not approved by the stockholders, with 47,425,545 votes “For” the proposal, 66,234,756 votes “Against” the proposal, 3,210,700 abstentions and 50,957,377 broker non-votes.

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
Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber,
Inc. and Plum Creek Timber Company, Inc. (Exhibit 2.1 to Form 8-K, File No. 1-10239, dated
July 18, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001
(Exhibit 2.1 to Form 8-K, File No. 1-10239, dated June 12, 2001).

2.6	Real Estate Purchase and Sale Agreements between Plum Creek Timberlands, L.P., a wholly owned subsidiary of Plum Creek Timber Company, Inc., and Escanaba Timber, LLC, dated
September 30, 2005 (Exhibit 2.1 to Form 8-K, File No. 1-10239, dated September 30, 2005).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Exhibit 3.2 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

4.2	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among
Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and
U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015
(Exhibit 4.1 to Form 8-K, File No. 1-10239, dated November 14, 2005).

4.3	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239 dated November 14, 2005).

4.4	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, dated May 2, 2006).

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America,
N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi
UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale
Raiffeisen-Boerenleenbank B.A., "Rabobank International", New York Branch, and Wells Fargo Bank,
National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust
Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint
Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K,
File No. 1-10239, dated June 29, 2006).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David A. Brown, Vice President and Chief Accounting Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules
13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David A. Brown, Vice President and Chief Accounting Officer,
pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC. (Registrant) BY: /s/ David A. Brown —————————————— DAVID A. BROWN Vice President and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

Date: August 1, 2006