Form 10-Q
period 2006-09-30
PLUM CREEK TIMBER CO INC
filed 2006-10-31
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes [  ] No [ X ]

The number of outstanding shares of the registrant’s common stock, as of October 23, 2006, was 177,035,111.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2006

PART I

ITEM 1.    FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions, Except per Share Amounts)	2006	2005
REVENUES:
Timber	$196	$180
Real Estate	129	116
Manufacturing	124	126
Other	5	5

Total Revenues	454	427

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	127	107
Real Estate	55	65
Manufacturing	113	114
Other	1	1

Total Cost of Goods Sold	296	287

Selling, General and Administrative	24	23

Total Costs and Expenses	320	310

Operating Income	134	117
Interest Expense, net	33	26

Income before Income Taxes	101	91
Provision (Benefit) for Income Taxes	9	(5)

Net Income	$92	$96

PER SHARE AMOUNTS:

Net Income per Share - Basic	$0.51	$0.52
Net Income per Share - Diluted	$0.51	$0.52

Dividends Declared - per Common Share Outstanding	$0.40	$0.38

Weighted Average Number of Shares Outstanding
- Basic	178.5	184.0
- Diluted	178.9	184.6

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions, Except per Share Amounts)	2006	2005
REVENUES:
Timber	$603	$572
Real Estate	242	220
Manufacturing	388	383
Other	15	10

Total Revenues	1,248	1,185

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	361	308
Real Estate	96	105
Manufacturing	353	349
Other	2	2

Total Cost of Goods Sold	812	764

Selling, General and Administrative	76	68

Total Costs and Expenses	888	832

Operating Income	360	353
Interest Expense, net	98	80

Income before Income Taxes	262	273
Provision for Income Taxes	16	6

Income from Continuing Operations	246	267
Gain on Sale of Properties, net of tax	--	20

Net Income Before Cumulative Effect of Accounting Change	246	287
Cumulative Effect of Accounting Change, net of tax	2	--

Net Income	$248	$287

PER SHARE AMOUNTS:

Income from Continuing Operations - Basic	$1.35	$1.45
Income from Continuing Operations - Diluted	$1.35	$1.45

Net Income per Share - Basic	$1.36	$1.56
Net Income per Share - Diluted	$1.36	$1.56

Dividends Declared - per Common Share Outstanding	$1.20	$1.14

Weighted Average Number of Shares Outstanding
- Basic	181.7	183.9
- Diluted	182.1	184.6

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(In Millions, Except per Share Amounts)	2006	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$389	$369
Restricted Advance from Customer	15	23
Accounts Receivable	42	44
Like-Kind Exchange Funds Held in Escrow	40	30
Inventories	75	75
Deferred Tax Asset	8	17
Real Estate Development Properties	4	26
Assets Held for Sale	77	43
Other Current Assets	18	16

	668	643

Timber and Timberlands - Net	3,809	3,887
Property, Plant and Equipment - Net	220	234
Investment in Grantor Trusts	26	26
Other Assets	32	22

Total Assets	$4,755	$4,812

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$255	$161
Short-Term Debt	--	50
Accounts Payable	35	45
Interest Payable	45	30
Wages Payable	20	25
Taxes Payable	28	18
Deferred Revenue	34	35
Other Current Liabilities	12	11

	429	375

Long-Term Debt	1,617	1,524
Lines of Credit	518	495
Deferred Tax Liability	38	39
Other Liabilities	51	54

Total Liabilities	2,653	2,487

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.01 par value, authorized shares - 75.0,
outstanding - none	--	--
Common Stock, $0.01 par value, authorized shares - 300.6,
outstanding, (net of Treasury Stock) - 177.0 at September 30,
2006 and 184.2 at December 31, 2005	2	2
Additional Paid-In Capital	2,188	2,179
Retained Earnings	215	186
Treasury Stock, at cost, Common Shares - 9.5 at September 30,
2006 and 2.0 at December 31, 2005	(306)	(44)
Other Equity	3	2

Total Stockholders' Equity	2,102	2,325

Total Liabilities and Stockholders' Equity	$4,755	$4,812

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$248	$287
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	94	85
Basis of Real Estate Sold	66	82
Deferred Income Taxes	8	(5)
Gain on Sale of Properties and Other Assets	--	(22)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(10)	(68)
Other Working Capital Changes	18	2
Other	(4)	1

Net Cash Provided By Operating Activities	420	362

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(60)	(53)
Timberlands Acquired	(22)	(118)
Proceeds from Sale of Properties and Other Assets	1	27
Other	(4)	(1)

Net Cash Used In Investing Activities	(85)	(145)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(219)	(209)
Borrowings on Line of Credit	2,167	1,806
Repayments on Line of Credit	(2,144)	(1,753)
Proceeds from Issuance of Short-Term Debt	--	50
Repayment of Short-Term Debt	(50)	--
Proceeds from Issuance of Long-Term Debt	216	--
Principal Payments and Retirement of Long-Term Debt	(29)	(51)
Proceeds from Stock Option Exercises	6	4
Acquisition of Treasury Stock	(262)	(1)
Other	--	(1)

Net Cash Used In Financing Activities	(315)	(155)

Increase In Cash and Cash Equivalents	20	62

Cash and Cash Equivalents:
Beginning of Period	369	347

End of Period	$389	$409

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

The consolidated financial statements include all of the accounts of Plum Creek Timber Company, Inc. and its subsidiaries.  At September 30, 2006, the company owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change in the Consolidated Statement of Income of $2 million, net of tax, for the quarter ended March 31, 2006. The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the dividend equivalents and value management awards.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change on net operating cash flows and net financing cash flows for the nine months ended September 30, 2006, was less than $1 million.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the company’s income before income taxes, income from continuing operations and net income for the quarter ended September 30, 2006, are $2 million, $1 million, and $1 million higher, respectively, than if it had continued to account for share-based compensation in accordance with SFAS No. 123. Basic and diluted earnings per share amounts for income from continuing operations and net income are $0.01 higher than if the company had continued to account for share-based compensation under SFAS No. 123.

For the nine months ended September 30, 2006, as a result of adopting SFAS No. 123(R), the company’s income before income taxes, income from continuing operations and net income are $4 million, $3 million, and $3 million higher, respectively, (not including the cumulative effect of the accounting change of $2 million, net of tax) than if it had continued to account for share-based compensation in accordance with SFAS No. 123. Basic and diluted earnings per share amounts for income from continuing operations and net income are $0.02 higher than if the company had continued to account for share-based compensation under SFAS No. 123.

Like-Kind Exchanges.  Plum Creek enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The company uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the company. Escrow funds held in connection with reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand, are not subject to risk of loss and earn interest. At September 30, 2006, there were no funds relating to reverse like-kind exchange transactions held in a qualified escrow account. At December 31, 2005, $7 million of funds relating to reverse like-kind exchange transactions were included in Cash and Cash Equivalents.

During the fourth quarter of 2005, the company concluded that proceeds received from a forward like-kind exchange should be reflected as an investment activity under “Timberlands Acquired” in the period in which the proceeds were reinvested in timberland assets. Prior to the fourth quarter of 2005, the company reflected forward like-kind exchange proceeds as an investment activity under “Timberlands Acquired” in the quarter in which the company concluded that it was probable that the proceeds would be successfully reinvested in timberland assets. At September 30, 2005, the company concluded that it was probable that a total of $65 million of forward like-kind exchange proceeds would be successfully reinvested in timberland assets within the 180 day reinvestment period; and therefore, reported $65 million as investment activity under “Timberlands Acquired” in the Consolidated Statement of Cash Flows. Based on our revised presentation, $65 million has been reclassified from “Timberlands Acquired” to “Working Capital Changes Impacting Cash Flow” in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. This change in presentation does not affect operating income or net income for any period, nor does it affect any amounts in the Consolidated Statement of Cash Flows for the years ended December 31, 2005 or 2004.

Higher and Better Use Timberlands.  At September 30, 2006, the company owned 8.2 million acres of timberlands, of which approximately 1.7 million acres are higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years. Prior to the sale and/or development of these acres, these timberlands will be used productively in our business of growing and selling timber.

Properties developed internally (“Internal Developments”) will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing land and exercising certain approval rights (“External Developments”).

Capitalized costs (including our book basis in the related timber and timberlands) associated with Internal Developments were $14 million at September 30, 2006. The portion of the capitalized costs related to Internal Development properties that are expected to be sold within the next year ($4 million) is presented in the Consolidated Balance Sheet at September 30, 2006, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($10 million) is included in Other Assets. The December 31, 2005, Consolidated Balance Sheet has been reclassified to conform to the September 30, 2006, presentation of Real Estate Development Properties.

The book basis of higher and better use timberlands that are considered held for sale in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are presented in the Consolidated Balance Sheet at September 30, 2006, as Assets Held for Sale ($77 million). Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the criteria of SFAS No. 144 are included in Timber and Timberlands. Capitalized costs (including our book basis in the related timber and timberland) associated with properties that are expected to be developed through joint ventures are presented in the Consolidated Balance Sheet as Assets Held for Sale if they are expected to be sold to a joint venture within the next year. External Development properties that are not expected to be sold to a joint venture within the next year are included in Timber and Timberlands. The December 31, 2005, Consolidated Balance Sheet has been reclassified to conform to the September 30, 2006, presentation of Assets Held for Sale.

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

New Accounting Pronouncements

SFAS No. 158.  In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires entities to recognize the funded status of their defined benefit pension plans in the balance sheet, measured as the difference between the fair value of the plan assets less the projected benefit obligation. Any resulting asset or liability will be fully recognized in the balance sheet. SFAS No. 158 also requires the actuarial measurement date to be at the end of the entity’s fiscal year and expanded disclosure in the footnotes to the financial statements. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for entities with publicly traded equity securities, and requires prospective application, with the initial recognition of the funded status being recognized as a component of other comprehensive income. The company will adopt SFAS No. 158 in the fourth quarter of 2006. The company is in the process of determining the effect the adoption of SFAS No. 158 will have on the consolidated financial statements.

SFAS No. 157.   In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company will adopt SFAS No. 157 in the first quarter of 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.

SAB 108.   In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The company will adopt SAB 108 in the fourth quarter of 2006, and does not expect to have a cumulative effect adjustment in connection with the adoption.

FIN 48.  In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 –Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109 –Accounting for Income Taxes, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The company will adopt FIN 48 on January 1, 2007. The company is in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

Note 2.  Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2006	2005
Net Income available to common stockholders	$92	$96

Denominator for basic earnings per share	178.5	184.0
Effect of dilutive securities - stock options	0.3	0.5
Effect of dilutive securities - restricted stock, restricted stock
units, dividend equivalents and value management plan	0.1	0.1

Denominator for diluted earnings per share - adjusted for dilutive
securities	178.9	184.6

Per Share Amounts:
Net Income per share - Basic	$0.51	$0.52
Net Income per share - Diluted	$0.51	$0.52

	Nine Months Ended September 30,
	2006	2005
Income from Continuing Operations	$246	$267
Gain on Sale of Properties, net of tax	--	20

Net Income before Cumulative Effect of Accounting Change	246	287
Cumulative Effect of Accounting Change, net of tax	2	--

Net Income available to common stockholders	$248	$287

Denominator for basic earnings per share	181.7	183.9
Effect of dilutive securities - stock options	0.3	0.6
Effect of dilutive securities - restricted stock, restricted stock
units, dividend equivalents and value management plan	0.1	0.1

Denominator for diluted earnings per share - adjusted for dilutive
securities	182.1	184.6

Per Share Amounts - Basic:
Income from Continuing Operations	$1.35	$1.45

Gain on Sale of Properties	--	$0.11

Net Income per Share Before Cumulative Effect of Accounting
Change	$1.35	$1.56
Cumulative Effect of Accounting Change	0.01	--

Net Income	$1.36	$1.56

Per Share Amounts - Diluted:
Income from Continuing Operations	$1.35	$1.45

Gain on Sale of Properties	--	$0.11

Net Income per Share Before Cumulative Effect of Accounting
Change	$1.35	$1.56
Cumulative Effect of Accounting Change	0.01	--

Net Income	$1.36	$1.56

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and nine-month periods ended September 30 (shares in millions):

	Quarter Ended September 30,
	2006	2005
Number of options	0.8	0.5
Range of exercise prices	$34.06 to $37.61	$36.13 to $37.49
Expiration on or before	August 2016	February 2015

	Nine Months Ended September 30,
	2006	2005
Number of options	0.8	0.4
Range of exercise prices	$34.06 to $37.61	$36.13 to $37.49
Expiration on or before	August 2016	February 2015

Note 3.  Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	September 30,	December 31,
	2006	2005
Timber and logging roads - net	$2,594	$2,655
Timberlands	1,215	1,232

Timber and Timberlands - net	$3,809	$3,887

Property, plant and equipment consisted of the following (in millions):

	September 30,	December 31,
	2006	2005
Land, buildings and improvements	$83	$84
Machinery and equipment	297	285

	380	369
Accumulated depreciation	(160)	(135)

Property, Plant and Equipment - net	$220	$234

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30,	December 31,
	2006	2005
Raw materials (logs)	$20	$21
Work-in-process	4	4
Finished goods	38	37

	62	62
Supplies	13	13

Total	$75	$75

Note 4.  Borrowings

On June 29, 2006, the company terminated its previous $650 million revolving line of credit maturing in January 2009 and entered into a new $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of September 30, 2006, the weighted-average interest rate for the borrowings on the line of credit was 5.76%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2006, we had $518 million of borrowings and $5 million of standby letters of credit outstanding; $227 million remained available for borrowing under our line of credit. As of October 6, 2006, $319 million of the borrowings under our line of credit was repaid.

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

Note 5.  Capital

The changes in the company’s capital accounts were as follows during 2006 (in millions):

	Common Stock		Paid-in	Retained	Treasury	Other
	Shares	Dollars	Capital	Earnings	Stock	Equity	Total Equity
January 1, 2006	184.2	$2	$2,179	$186	$(44)	$2	$2,325
Net Income	--	--	--	94	--	--	94
Dividends	--	--	--	(74)	--	--	(74)
Stock Options Exercised	0.1	--	2	--	--	--	2
Other	--	--	1	--	--	--	1

March 31, 2006	184.3	$2	$2,182	$206	$(44)	$2	$2,348

Net Income	--	--	--	62	--	--	62
Dividends	--	--	--	(73)	--	--	(73)
Common Stock Repurchased	(5.1)	--	--	--	(184)	--	(184)
Other	--	--	2	--	--	1	3

June 30, 2006	179.2	$2	$2,184	$195	$(228)	$3	$2,156

Net Income	--	--	--	92	--	--	92
Dividends	--	--	--	(72)	--	--	(72)
Stock Options Exercised	0.1	--	4	--	--	--	4
Common Stock Repurchased	(2.3)	--	--	--	(78)	--	(78)

September 30, 2006	177.0	$2	$2,188	$215	$(306)	$3	$2,102

Note 6.  Employee Pension Plans

The components of net periodic benefit cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2006	2005
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of loss	--	1

Net periodic benefit cost	$2	$3

	Nine Months Ended September 30,
	2006	2005
Service cost	$6	$5
Interest cost	5	4
Expected return on plan assets	(5)	(3)
Amortization of loss	--	1

Net periodic benefit cost	$6	$7

During the quarter and nine months ended September 30, 2006, the company contributed $3 million to its qualified employee pension plan. The company’s funding policy for its employee pension plans is to fund annually such that the fair value of the plan assets equals or exceeds the actuarial computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plans were discontinued). As a result, annual pension contributions are significantly impacted by investment returns and changes in interest rates. Based on the current interest rate and expected investment returns, the company estimates that total pension contributions for 2006 will be approximately $5 million to the qualified plan and approximately $1 million to the non-qualified plans.

Note 7.  Share-Based Compensation Plans

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, dividend equivalents and value management awards. Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At September 30, 2006, 3.3 million shares of the 12.4 million reserved shares have been used and, therefore, 9.1 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested dividend equivalents and value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

In addition to the 12.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek assumed 3.8 million Timber Company stock options in connection with the October 6, 2001, merger with The Timber Company that were converted to Plum Creek stock options. At September 30, 2006, 0.2 million options of the 3.8 million options remain issued and outstanding.

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

Presented below is a summary of Plum Creek’s stock option Plan activity (includes Timber Company stock options assumed and converted in connection with the October 6, 2001, merger with The Timber Company) for the nine months ended September 30, 2006:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2006	2,302,130	$27.34
Granted	461,580	35.72
Exercised/surrendered	(284,284)	20.82
Cancelled/forfeited	(154,912)	30.15

Outstanding, September 30, 2006	2,324,514	$29.62	6.6	$12

Vested or expected to vest,
September 30, 2006	2,114,658	$29.41	6.5	$12

Exercisable, September 30, 2006	1,337,361	$26.25	5.2	$11

The table below presents stock activity related to stock options exercised during the nine months ended September 30 (in millions):

	2006	2005
Proceeds from stock options exercised	$6	$4
Intrinsic value of stock options exercised	$4	$5
Tax benefit related to stock options exercised	$0.2	$0.1

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the nine months ended September 30:

	2006	2005
Expected term (years)	6	6
Risk-free interest rate	4.5%	4.1%
Volatility	23.1%	24.0%
Dividend yield	4.5%	4.1%
Weighted-average measurement date fair value	$6.10	$6.82

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock.  Under the Plan, restricted stock of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests between six months and three years from the grant date. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock to the company. The weighted-average grant date fair values of restricted stock awards granted for the nine months ended September 30, 2006 and 2005 were $35.98 and $36.97, respectively. The fair value of restricted stock is based on the closing price of the company’s common stock on the date of grant.

Restricted stock awards activity was as follows for the nine months ended September 30, 2006:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2006	72,300	$34.45
Granted	17,200	35.98
Vested	(22,800)	32.74
Forfeited	(1,000)	37.97

Balance at September 30, 2006	65,700	$35.39

The total fair value of restricted stock awards that vested during the nine months ended September 30, 2006 and 2005 was less than $1 million each.

Restricted Stock Units.  Under the Plan, restricted stock units may be awarded to certain directors, officers and employees of the company. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on the company’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the nine months ended September 30, 2006 was $35.63. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

Restricted stock unit activity was as follows for the nine months ended September 30, 2006:

	Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2006	--	$--
Granted	97,895	35.63
Vested	--	--
Forfeited	(5,680)	35.74

Balance at September 30, 2006	92,215	$35.63

Dividend Equivalents.  Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by the company multiplied by the number of unexercised stock options. No dividend equivalents were awarded during 2006.

For awards granted in 2005 and 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of the company’s current year dividend plus a percentage of prior year unearned dividends to the extent that the company’s total shareholder return on an annualized basis is at least 5.5% at the end of any such year. The total shareholder return computation consists of the company’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon the company’s performance for that year measured against the performance of a peer group of companies. Dividends are earned in whole or in part based on a sliding scale. If the company’s total shareholder return is below the 50th percentile of the peer groups, the percentage amount is zero. If the company’s total shareholder return is at or above the 75th percentile, the full amount of the dividend is earned. If the company’s relative performance is between the 50th and the 75th percentiles, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year.

For awards granted prior to 2004, each year during the respective five-year performance period, a participant may earn an amount equal to the company’s current year dividend plus prior year unearned dividends to the extent the company’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year.

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Amounts earned, if any, are paid in the quarter immediately following the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At September 30, 2006, 1.5 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the company were outstanding.

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of September 30, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2002 to 2006	325,299	$1.5	$0.1	$2.5
2003 to 2007	360,000	$2.7	$0.7	$2.8
2004 to 2008	420,812	$1.0	$0.4	$2.5
2005 to 2009	387,625	$0.4	$0.3	$2.5

(A)	The estimated fair value includes unrecognized compensation expense.

The five-year performance period for the 2000 grants ended on December 31, 2004; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2005. The five-year performance period for the 2001 grants ended on December 31, 2005; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2006.

Value Management Awards.  Value management awards provide incentive compensation to participants that is contingent upon company performance over a three-year period measured against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period.

Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if the company’s total shareholder return is below the 50th percentile of the peer groups. The full value management award is earned if the company’s total shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th and 75th percentiles is based on a sliding scale between 0% and 200% of the face value. Amounts earned, if any, are paid in the quarter immediately following the end of the three-year performance period. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. Generally, to be entitled to the payment, a participant must be employed by the company on the last day of the performance period.

Value management awards activity was as follows for the nine months ended September 30, 2006:

Units
Balance at January 1, 2006	79,535
Grants	62,030
Payments	--
Forfeitures	(12,585)

Balance at September 30, 2006	128,980

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of September 30, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2004 to 2006	34,340	$0.4	$--	$6.9
2005 to 2007	37,080	$1.2	$0.5	$7.4
2006 to 2008	57,560	$3.2	$2.3	$11.5

(A)	The estimated fair value includes unrecognized compensation expense.

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

Interim quarterly fair values for dividend equivalents and value management awards are computed based on our historical relative total shareholder return compared to our peer groups from the beginning of the performance period to the end of the most recent quarter, and our simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of Plum Creek and our peer groups is computed using a Monte Carlo simulation. The key assumptions used in the simulation of Plum Creek’s and our peer group’s total shareholder return are volatility, beta (the measure of how our stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that our current quarterly dividend of $0.40 per share will remain constant through the end of the performance period.

Accounting for Share-Based Compensation.  The company expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by the company on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was less than $1 million and approximately $2 million for the quarters ended September 30, 2006 and 2005, respectively, and $3 million and $7 million for the nine months ended September 30, 2006 and 2005, respectively. For each of the nine months ended September 30, 2006 and 2005, the company recognized less than $1 million in tax benefits associated with share-based compensation plans. At September 30, 2006, there was $12 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

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

Note 9.  Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)
Quarter Ended September 30, 2006
External revenues	$81	$115	$129	$124	$5	$454
Intersegment revenues	25	--	--	--	--	25
Depreciation, depletion and
amortization	10	14	--	8	--	32
Basis of real estate sold	--	--	43	--	--	43
Operating income	25	38	72	6	4	145

Quarter Ended September 30, 2005
External revenues	$64	$116	$116	$126	$5	$427
Intersegment revenues	26	--	--	--	--	26
Depreciation, depletion and
amortization	8	14	--	7	--	29
Basis of real estate sold	--	--	54	--	--	54
Operating income	25	44	50	9	4	132

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (B)	Total (A)

Nine Months Ended
September 30, 2006
External revenues	$245	$358	$242	$388	$15	$1,248
Intersegment revenues	63	--	--	--	--	63
Depreciation, depletion and
amortization	27	40	--	23	--	90
Basis of real estate sold	--	--	66	--	--	66
Operating income	81	136	143	24	13	397

Nine Months Ended
September 30, 2005
External revenues	$190	$382	$220	$383	$10	$1,185
Intersegment revenues	59	--	--	--	--	59
Depreciation, depletion and
amortization	20	40	--	22	--	82
Basis of real estate sold	--	--	82	--	--	82
Operating income	73	169	112	25	8	387

(A)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $2 million and $4 million for the quarter and nine months ended September 30, 2006, and $1 million and $3 million for the quarter and nine months ended September 30, 2005. Certain direct segment costs previously included in corporate and other unallocated expenses were reclassified to conform to the current year presentation.

(B)	During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $21 million. The net gain from this sale, after deducting our book basis of $1 million, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

A reconciliation of total operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2006	2005
Total segment operating income	$145	$132
Interest expense, net	(33)	(26)
Corporate and other unallocated expenses	(11)	(15)

Income before income taxes	$101	$91

	Nine Months Ended September 30,
	2006	2005
Total segment operating income	$397	$387
Interest expense, net	(98)	(80)
Corporate and other unallocated expenses	(37)	(34)

Income before income taxes	$262	$273

Note 10.  Subsequent Event

On October 31, 2006, the Board of Directors authorized the company to make a dividend payment of $0.40 per share, or approximately $71 million, which will be paid on November 30, 2006, to stockholders of record on November 15, 2006.

ITEM 1.    FINANCIAL STATEMENTS (CONTINUED)

Following are the consolidated financial statements of Plum Creek Timberlands, L.P., a Delaware limited partnership and wholly owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April 2006, pursuant to which Plum Creek Timberlands, L.P. has registered, and from time to time may offer and sell, debt securities. As of September 30, 2006, Plum Creek Timberlands, L.P. has sold $525 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2006	2005
REVENUES:
Timber	$196	$180
Real Estate	129	116
Manufacturing	124	126
Other	5	5

Total Revenues	454	427

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	127	107
Real Estate	55	65
Manufacturing	113	114
Other	1	1

Total Cost of Goods Sold	296	287

Selling, General and Administrative	24	23

Total Costs and Expenses	320	310

Operating Income	134	117
Interest Expense, net	33	26

Income before Income Taxes	101	91
Provision (Benefit) for Income Taxes	9	(5)

Net Income	$92	$96

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2006	2005
REVENUES:
Timber	$603	$572
Real Estate	242	220
Manufacturing	388	383
Other	15	10

Total Revenues	1,248	1,185

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	361	308
Real Estate	96	105
Manufacturing	353	349
Other	2	2

Total Cost of Goods Sold	812	764

Selling, General and Administrative	76	68

Total Costs and Expenses	888	832

Operating Income	360	353
Interest Expense, net	98	80

Income before Income Taxes	262	273
Provision for Income Taxes	16	6

Income from Continuing Operations	246	267
Gain on Sale of Properties, net of tax	--	20

Net Income Before Cumulative Effect of Accounting Change	246	287
Cumulative Effect of Accounting Change, net of tax	2	--

Net Income	$248	$287

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September, 30,	December 31,
(In Millions)	2006	2005
Assets
Current Assets:
Cash and Cash Equivalents	$389	$369
Restricted Advance from Customer	15	23
Accounts Receivable	42	44
Like-Kind Exchange Funds Held in Escrow	40	30
Inventories	75	75
Deferred Tax Asset	8	17
Real Estate Development Properties	4	26
Assets Held for Sale	77	43
Other Current Assets	18	16

	668	643

Timber and Timberlands – Net	3,809	3,887
Property, Plant and Equipment – Net	220	234
Investment in Grantor Trusts	27	27
Other Assets	32	23

Total Assets	$4,756	$4,814

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$255	$161
Short-Term Debt	--	50
Accounts Payable	35	45
Interest Payable	45	30
Wages Payable	20	25
Taxes Payable	28	18
Deferred Revenue	34	35
Other Current Liabilities	12	11

	429	375

Long-Term Debt	1,617	1,524
Lines of Credit	518	495
Deferred Tax Liability	38	39
Other Liabilities	52	55

Total Liabilities	2,654	2,488

Commitments and Contingencies

Equity
Partners’ Capital	2,102	2,326

Total Liabilities and Partners’ Capital	$4,756	$4,814

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2006	2005
Cash Flows From Operating Activities

Net Income	$248	$287
Adjustments to Reconcile Net Income to
Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	94	85
Basis of Real Estate Sold	66	82
Deferred Income Taxes	8	(5)
Gain on Sale of Properties and Other Assets	--	(22)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(10)	(68)
Other Working Capital Changes	18	2
Other	(4)	1

Net Cash Provided By Operating Activities	420	362

Cash Flows From Investing Activities
Capital Expenditures (Excluding Timberland Acquisitions)	(60)	(53)
Timberlands Acquired	(22)	(118)
Proceeds from Sales of Properties and Other Assets	1	27
Other	(4)	(1)

Net Cash Used In Investing Activities	(85)	(145)

Cash Flows From Financing Activities

Cash Distributions	(475)	(206)
Borrowings on Line of Credit	2,167	1,806
Repayments on Line of Credit	(2,144)	(1,753)
Proceeds from Issuance of Short-Term Debt	--	50
Repayment of Short-Term Debt	(50)	--
Proceeds from Issuance of Long-Term Debt	216	--
Principal Payments and Retirement of Long-Term Debt	(29)	(51)
Other	--	(1)

Net Cash Used In Financing Activities	(315)	(155)

Increase In Cash and Cash Equivalents	20	62

Cash and Cash Equivalents:
Beginning of Period	369	347

End of Period	$389	$409

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

General.  Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly owned subsidiary of Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. (“Parent”) is a Delaware Corporation and real estate investment trust, or “REIT”. References herein to “the Operating Partnership,” “we,” “us” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly owned consolidated subsidiaries; references to “Plum Creek” relate to Plum Creek Timber Company, Inc. and all of its wholly owned subsidiaries.

At September 30, 2006, the Operating Partnership owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the Operating Partnership has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. has no independent assets or liabilities. Plum Creek Timber Company, Inc. has no operations other than its investment in Plum Creek Timberlands, L.P. and transactions in its own equity, such as the issuance and/or repurchase of common stock and the receipt of proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

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

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change in the Consolidated Statement of Income of $2 million, net of tax, for the quarter ended March 31, 2006. The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the dividend equivalents and value management awards.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change on net operating cash flows and net financing cash flows for the nine months ended September 30, 2006, was less than $1 million.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Operating Partnership’s income before income taxes, income from continuing operations and net income for the quarter ended September 30, 2006, are $2 million, $1 million, and $1 million higher, respectively, than if it had continued to account for share-based compensation in accordance with SFAS No. 123. Basic and diluted earnings per share amounts for income from continuing operations and net income are $0.01 higher than if the Operating Partnership had continued to account for share-based compensation under SFAS No. 123.

For the nine months ended September 30, 2006, as a result of adopting SFAS No. 123(R), the Operating Partnership’s income before income taxes, income from continuing operations and net income are $4 million, $3 million, and $3 million higher, respectively, (not including the cumulative effect of the accounting change of $2 million, net of tax) than if it had continued to account for share-based compensation in accordance with SFAS No. 123.

Like-Kind Exchanges.  The Operating Partnership enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The Operating Partnership uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the Operating Partnership. Escrow funds held in connection with reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand, are not subject to risk of loss and earn interest. At September 30, 2006, there were no funds relating to reverse like-kind exchange transactions held in a qualified escrow account. At December 31, 2005, $7 million of funds relating to reverse like-kind exchange transactions were included in Cash and Cash Equivalents.

During the fourth quarter of 2005, the Operating Partnership concluded that proceeds received from a forward like-kind exchange should be reflected as an investment activity under “Timberlands Acquired” in the period in which the proceeds were reinvested in timberland assets. Prior to the fourth quarter of 2005, the Operating Partnership reflected forward like-kind exchange proceeds as an investment activity under “Timberlands Acquired” in the quarter in which the Operating Partnership concluded that it was probable that the proceeds would be successfully reinvested in timberland assets. At September 30, 2005, the Operating Partnership concluded that it was probable that a total of $65 million of forward like-kind exchange proceeds would be successfully reinvested in timberland assets within the 180 day reinvestment period; and therefore, reported $65 million as investment activity under “Timberlands Acquired” in the Consolidated Statement of Cash Flows. Based on our revised presentation, $65 million has been reclassified from “Timberlands Acquired” to “Working Capital Changes Impacting Cash Flow” in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. This change in presentation does not affect operating income or net income for any period, nor does it affect any amounts in the Consolidated Statement of Cash Flows for the years ended December 31, 2005 or 2004.

Higher and Better Use Timberlands.  At September 30, 2006, the Operating Partnership owned 8.2 million acres of timberlands, of which approximately 1.7 million acres are higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years. Prior to the sale and/or development of these acres, these timberlands will be used productively in our business of growing and selling timber.

Properties developed internally (“Internal Developments”) will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing land and exercising certain approval rights (“External Developments”).

Capitalized costs (including our book basis in the related timber and timberlands) associated with Internal Developments were $14 million at September 30, 2006. The portion of the capitalized costs related to Internal Development properties that are expected to be sold within the next year ($4 million) is presented in the Consolidated Balance Sheet at September 30, 2006, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($10 million) is included in Other Assets. The December 31, 2005, Consolidated Balance Sheet has been reclassified to conform to the September 30, 2006, presentation of Real Estate Development Properties.

The book basis of higher and better use timberlands that are considered held for sale in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are presented in the Consolidated Balance Sheet at September 30, 2006, as Assets Held for Sale ($77 million). Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the criteria of SFAS No. 144 are included in Timber and Timberlands. Capitalized costs (including our book basis in the related timber and timberland) associated with properties that are expected to be developed through joint ventures are presented in the Consolidated Balance Sheet as Assets Held for Sale if they are expected to be sold to a joint venture within the next year. External Development properties that are not expected to be sold to a joint venture within the next year are included in Timber and Timberlands. The December 31, 2005, Consolidated Balance Sheet has been reclassified to conform to the September 30, 2006, presentation of Assets Held for Sale.

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

New Accounting Pronouncements

SFAS No. 158.  In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires entities to recognize the funded status of their defined benefit pension plans in the balance sheet, measured as the difference between the fair value of the plan assets less the projected benefit obligation. Any resulting asset or liability will be fully recognized in the balance sheet. SFAS No. 158 also requires the actuarial measurement date to be at the end of the entity’s fiscal year and expanded disclosure in the footnotes to the financial statements. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for entities with publicly traded equity securities, and requires prospective application, with the initial recognition of the funded status being recognized as a component of other comprehensive income. The Operating Partnership will adopt SFAS No. 158 in the fourth quarter of 2006. The Operating Partnership is in the process of determining the effect the adoption of SFAS No. 158 will have on the consolidated financial statements.

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Operating Partnership will adopt SFAS No. 157 in the first quarter of 2008. The Operating Partnership is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.

SAB 108.  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Operating Partnership will adopt SAB 108 in the fourth quarter of 2006, and does not expect to have a cumulative effect adjustment in connection with the adoption.

FIN 48.  In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 –Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109 –Accounting for Income Taxes, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The Operating Partnership will adopt FIN 48 on January 1, 2007. The Operating Partnership is in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

Note 2.  Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	September 30, 2006	December 31, 2005
Timber and logging roads – net	$2,594	$2,655
Timberlands	1,215	1,232

Timber and Timberlands – net	$3,809	$3,887

Property, plant and equipment consisted of the following (in millions):

	September 30, 2006	December 31, 2005
Land, buildings and improvements	$83	$84
Machinery and equipment	297	285

	380	369
Accumulated depreciation	(160)	(135)

Property, Plant and Equipment – net	$220	$234

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2006	December 31, 2005
Raw materials (logs)	$20	$21
Work-in-process	4	4
Finished goods	38	37

	62	62
Supplies	13	13

Total	$75	$75

Note 3.  Borrowings

On June 29, 2006, the Operating Partnership terminated its previous $650 million revolving line of credit maturing in January 2009 and entered into a new $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of September 30, 2006, the weighted-average interest rate for the borrowings on the line of credit was 5.76%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2006, we had $518 million of borrowings and $5 million of standby letters of credit outstanding; $227 million remained available for borrowing under our line of credit. As of October 6, 2006, $319 million of the borrowings under our line of credit was repaid.

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

The components of net periodic benefit cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2006	2005
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of loss	--	1

Net periodic benefit cost	$2	$3

	Nine Months Ended September 30,
	2006	2005
Service cost	$6	$5
Interest cost	5	4
Expected return on plan assets	(5)	(3)
Amortization of loss	--	1

Net periodic benefit cost	$6	$7

During the quarter and nine months ended September 30, 2006, the Operating Partnership contributed $3 million to the qualified employee pension plan. The Operating Partnership’s funding policy for the employee pension plans is to fund annually such that the fair value of the plan assets equals or exceeds the actuarial computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plans were discontinued). As a result, annual pension contributions are significantly impacted by investment returns and changes in interest rates. Based on the current interest rate and expected investment returns, the Operating Partnership estimates that total pension contributions for 2006 will be approximately $5 million to the qualified plan and approximately $1 million to the non-qualified plans.

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

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At September 30, 2006, 3.3 million shares of the 12.4 million reserved shares have been used and, therefore, 9.1 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested dividend equivalents and value management awards. The number of shares to be issued in connection with dividend equivalents and value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

In addition to the 12.4 million shares that are eligible for issuance under Plum Creek’s Stock Incentive Plan, Plum Creek assumed 3.8 million Timber Company stock options in connection with the October 6, 2001, merger with The Timber Company that were converted to Plum Creek stock options. At September 30, 2006, 0.2 million options of the 3.8 million options remain issued and outstanding.

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

Presented below is a summary of Plum Creek’s stock option Plan activity (includes Timber Company stock options assumed and converted in connection with the October 6, 2001, merger with The Timber Company) for the nine months ended September 30, 2006:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2006	2,302,130	$27.34
Granted	461,580	35.72
Exercised/surrendered	(284,284)	20.82
Cancelled/forfeited	(154,912)	30.15

Outstanding, September 30, 2006	2,324,514	$29.62	6.6	$12

Vested or expected to vest,
September 30, 2006	2,114,658	$29.41	6.5	$12

Exercisable, September 30, 2006	1,337,361	$26.25	5.2	$11

The table below presents stock activity related to stock options exercised during the nine months ended September 30 (in millions):

	2006	2005
Proceeds from stock options exercised	$6	$4
Intrinsic value of stock options exercised	$4	$5
Tax benefit related to stock options exercised	$0.2	$0.1

35

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the nine months ended September 30:

	2006	2005
Expected term (years)	6	6
Risk-free interest rate	4.5%	4.1%
Volatility	23.1%	24.0%
Dividend yield	4.5%	4.1%
Weighted-average measurement date fair value	$6.10	$6.82

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock.  Under the Plan, restricted stock of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests between six months and three years from the grant date. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock to Plum Creek. The weighted-average grant date fair values of restricted stock awards granted for the nine months ended September 30, 2006 and 2005 were $35.98 and $36.97, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the nine months ended September 30, 2006:

	Shares	Weighted-Average Grant Date Fair Value
Balance at January 1, 2006	72,300	$34.45
Granted	17,200	35.98
Vested	(22,800)	32.74
Forfeited	(1,000)	37.97

Balance at September 30, 2006	65,700	$35.39

The total fair value of restricted stock awards that vested during the nine months ended September 30, 2006 and 2005 was less than $1 million each.

Restricted Stock Units.  Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the nine months ended September 30, 2006 was $35.63. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock unit activity was as follows for the nine months ended September 30, 2006:

	Units	Weighted-Average Grant Date Fair Value
Balance at January 1, 2006	--	$--
Granted	97,895	35.63
Vested	--	--
Forfeited	(5,680)	35.74

Balance at September 30, 2006	92,215	$35.63

Dividend Equivalents.  Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by Plum Creek multiplied by the number of unexercised stock options. No dividend equivalents were awarded during 2006.

For awards granted in 2005 and 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of Plum Creek’s current year dividend plus a percentage of prior year unearned dividends to the extent that Plum Creek’s total shareholder return on an annualized basis is at least 5.5% at the end of any such year. The total shareholder return computation consists of Plum Creek’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon Plum Creek’s performance for that year measured against the performance of a peer group of companies. Dividends are earned in whole or in part based on a sliding scale. If Plum Creek’s total shareholder return is below the 50th percentile of the peer groups, the percentage amount is zero. If Plum Creek’s total shareholder return is at or above the 75th percentile, the full amount of the dividend is earned. If Plum Creek’s relative performance is between the 50th and the 75th percentiles, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year.

For awards granted prior to 2004, each year during the respective five-year performance period, a participant may earn an amount equal to Plum Creek’s current year dividend plus prior year unearned dividends to the extent Plum Creek’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year.

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Amounts earned, if any, are paid in the quarter immediately following the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At September 30, 2006, 1.5 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the Operating Partnership were outstanding.

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of September 30, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2002 to 2006	325,299	$1.5	$0.1	$2.5
2003 to 2007	360,000	$2.7	$0.7	$2.8
2004 to 2008	420,812	$1.0	$0.4	$2.5
2005 to 2009	387,625	$0.4	$0.3	$2.5

(A)	The estimated fair value includes unrecognized compensation expense.

The five-year performance period for the 2000 grants ended on December 31, 2004; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2005. The five-year performance period for the 2001 grants ended on December 31, 2005; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2006.

Value Management Awards.  Value management awards provide incentive compensation to participants that is contingent upon Plum Creek’s performance over a three-year period measured against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period.

Value management awards are earned in whole or in part based on a sliding scale. No value management award is earned if Plum Creek’s total shareholder return is below the 50th percentile of the peer groups. The full value management award is earned if Plum Creek’s total shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th and 75th percentiles is based on a sliding scale between 0% and 200% of the face value. Amounts earned, if any, are paid in the quarter immediately following the end of the three-year performance period. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek common stock. Generally, to be entitled to the payment, a participant must be employed by the Operating Partnership on the last day of the performance period.

Value management awards activity was as follows for the nine months ended September 30, 2006:

Units
Balance at January 1, 2006	79,535
Grants	62,030
Payments	--
Forfeitures	(12,585)

Balance at September 30, 2006	128,980

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of September 30, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value
2004 to 2006	34,340	$0.4	$--	$6.9
2005 to 2007	37,080	$1.2	$0.5	$7.4
2006 to 2008	57,560	$3.2	$2.3	$11.5

(A)	The estimated fair value includes unrecognized compensation expense.

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

Interim quarterly fair values for dividend equivalents and value management awards are computed based on Plum Creek’s historical relative total shareholder return compared to the peer groups from the beginning of the performance period to the end of the most recent quarter, and Plum Creek’s simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of Plum Creek and the peer groups is computed using a Monte Carlo simulation. The key assumptions used in the simulation of Plum Creek’s and the peer group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that the current quarterly dividend of Plum Creek common stock of $0.40 per share will remain constant through the end of the performance period.

Accounting for Share-Based Compensation.  The Operating Partnership expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by Plum Creek on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was less than $1 million and approximately $2 million for the quarters ended September 30, 2006 and 2005, respectively, and $3 million and $7 million for the nine months ended September 30, 2006 and 2005, respectively. For each of the nine months ended September 30, 2006 and 2005, the Operating Partnership recognized less than $1 million in tax benefits associated with share-based compensation plans. At September 30, 2006, there was $12 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

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

Note 7.  Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)
Quarter Ended September 30, 2006
External revenues	$81	$115	$129	$124	$5	$454
Intersegment revenues	25	--	--	--	--	25
Depreciation, depletion and
amortization	10	14	--	8	--	32
Basis of real estate sold	--	--	43	--	--	43
Operating income	25	38	72	6	4	145

Quarter Ended September 30, 2005
External revenues	$64	$116	$116	$126	$5	$427
Intersegment revenues	26	--	--	--	--	26
Depreciation, depletion and
amortization	8	14	--	7	--	29
Basis of real estate sold	--	--	54	--	--	54
Operating income	25	44	50	9	4	132

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (B)	Total (A)

Nine Months Ended
September 30, 2006
External revenues	$245	$358	$242	$388	$15	$1,248
Intersegment revenues	63	--	--	--	--	63
Depreciation, depletion and
amortization	27	40	--	23	--	90
Basis of real estate sold	--	--	66	--	--	66
Operating income	81	136	143	24	13	397

Nine Months Ended
September 30, 2005
External revenues	$190	$382	$220	$383	$10	$1,185
Intersegment revenues	59	--	--	--	--	59
Depreciation, depletion and
amortization	20	40	--	22	--	82
Basis of real estate sold	--	--	82	--	--	82
Operating income	73	169	112	25	8	387

(A)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $2 million and $4 million for the quarter and nine months ended September 30, 2006, and $1 million and $3 million for the quarter and nine months ended September 30, 2005. Certain direct segment costs previously included in corporate and other unallocated expenses were reclassified to conform to the current year presentation.

(B)	During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $21 million. The net gain from this sale, after deducting our book basis of $1 million, was $20 million, which has been reported in our income statement as a separate line item below Income from Continuing Operations.

A reconciliation of total operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2006	2005
Total segment operating income	$145	$132
Interest expense, net	(33)	(26)
Corporate and other unallocated expenses	(11)	(15)

Income before income taxes	$101	$91

	Nine Months Ended September 30,
	2006	2005
Total segment operating income	$397	$387
Interest expense, net	(98)	(80)
Corporate and other unallocated expenses	(37)	(34)

Income before income taxes	$262	$273

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Forward-Looking Statement

References to “Plum Creek,” “the company,” “we,” “us” or “our” are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or “REIT”, for federal income tax purposes, and all of its wholly owned subsidiaries.

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described under the heading “Risk Factors” in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

Results of Operations

Third Quarter 2006 Compared to Third Quarter 2005

The following table and narrative compare operating results by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,
	2006	2005	Change
Operating Income by Segment
Northern Resources	$25	$25	$--
Southern Resources	38	44	(6)
Real Estate	72	50	22
Manufactured Products	6	9	(3)
Other	4	4	--

Total Segment Operating Income	145	132	13
Other Costs & Eliminations	(11)	(15)	4

Operating Income	$134	$117	$17

Northern Resources Segment.  Revenues increased by $16 million, or 18%, to $106 million in the third quarter of 2006. Excluding revenues associated with our November 2005 acquisition of 650,000 acres of timberlands in Michigan (“Michigan acquisition”), revenues increased by $2 million, or 2%, to $92 million. This increase of $2 million was due primarily to a planned increase in harvest levels. Harvest levels for all of 2006 are expected to increase by approximately 7% over 2005 harvest levels of 5.4 million tons excluding volume from our Michigan acquisition and by approximately 24% including volume from our Michigan acquisition.

Excluding the impact of our Michigan acquisition, operating income was 23% of its revenue for the third quarter of 2006, and 29% for the third quarter of 2005. This decrease was due primarily to higher log and haul costs and a greater percentage of pulpwood harvested during the third quarter of 2006. Segment costs and expenses increased by $16 million, or 25%, to $81 million. Excluding costs and expenses associated with our Michigan acquisition, costs and expenses increased by $6 million, or 9%, to $71 million. This increase of $6 million was due primarily to higher harvest volumes and higher per ton log and haul rates. Log and haul costs on a per ton basis increased by 5% (or $2 million in the aggregate) due primarily to higher fuel costs.

Southern Resources Segment.  Revenues decreased by $1 million, or 1%, to $115 million in the third quarter of 2006. This decrease was due primarily to lower sawlog prices ($4 million) and a weaker product mix from log sales ($4 million), offset in part by higher harvest levels ($5 million). Sawlog prices declined due to an abundant supply of logs as a result of favorable harvesting conditions (dry weather) and a weaker demand. The demand for logs declined due to mill curtailments as a result of weak lumber prices. During 2005, we substantially completed the conversion of numerous natural stands to plantations in order to improve growth rates. As a result of this conversion, the product mix has changed, whereby the percentage of large-diameter sawlogs harvested during 2006 has decreased and the percentage of small-diameter sawlogs and pulpwood harvested has increased. Harvest levels for all of 2006 are expected to be comparable to the 13.8 million tons harvested during 2005.

Southern Resources Segment operating income was 33% of its revenues for the third quarter of 2006, and 38% for the third quarter of 2005. This decrease was due primarily to lower sawlog prices, a lower percentage of high value sawlogs in the sales mix and higher log and haul costs. Segment costs and expenses increased by $5 million, or 7%, to $77 million. The increase was due primarily to higher per ton log and haul rates. Log and haul costs on a per ton basis increased by 7% (or $3 million in the aggregate) due primarily to higher fuel costs.

Real Estate Segment.

	Quarter Ended September 30, 2006			Quarter Ended September 30, 2005
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	19,040	$33	$1,765	85,610	$90	$1,050
Conservation	4,600	18	3,865	11,600	9	760
Higher and Better Use / Recreational	7,875	30	3,775	5,620	17	3,030
Development Properties	1,970	43	21,950	20		14,300
Conservation Easements	n/a	5	605	n/a

Total	33,485	$129		102,850	$116

Revenues increased by $13 million to $129 million in 2006. This increase is due primarily to the sale of a large development project ($43 million) and the timing and location of sales of higher and better use properties ($13 million), offset in part by a decrease in the sales of small non-strategic properties ($57 million). The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the ability to obtain entitlements, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. The large development project, which the company has been working on for several years, consisted of approximately 1,900 acres of land in King County, Washington.

Real Estate Segment operating income was 56% of its third quarter revenues for 2006, compared to 43% for 2005. This increase was due primarily to selling a greater percentage of lower value timberlands during the third quarter of 2005. Real Estate Segment costs and expenses decreased by $9 million to $57 million in 2006. This decrease was due primarily to selling fewer acres during the third quarter of 2006 ($32 million), offset by higher costs associated with our development business ($23 million). Costs associated with our development business were $29 million for the third quarter of 2006 compared to $6 million in the third quarter of 2005. The increase in development costs is primarily due to $25 million of development costs and land basis associated with our third quarter sale of a large development project.

Manufactured Products Segment.  Revenues decreased by $2 million, or 2%, to $124 million in the third quarter of 2006. The decrease was due primarily to lower lumber and plywood sales volume ($4 and $3 million, respectively), partially offset by higher MDF prices ($6 million). The reduction in lumber sales volume is due primarily to weak lumber markets that were negatively impacted by reduced housing starts in the third quarter 2006 and a declining supply of log availability in the region. Housing starts in the U.S. during the first nine months of 2006 were 9% lower compared to the first nine months of 2005. Plywood sales volume decreased due to a declining supply of high-grade plywood logs in the region and increased competition from commodity plywood mills. MDF prices increased an average of 17% due primarily to a mix shift to higher value products and supply constraints due to recent North America mill closures.

Manufactured Products Segment operating income was 5% of its revenues for the third quarter of 2006, and 7% for the third quarter of 2005. Manufactured Products Segment costs and expenses increased by $1 million to $118 million for the third quarter of 2006. This increase was due primarily to higher MDF raw material costs (chips and resin) and higher plywood manufacturing costs (due to lower quality logs), offset in part by lower plywood and lumber sales volume.

Interest Expense.   Interest expense (net of interest income) increased $7 million, or 27%, to $33 million in the third quarter of 2006. This increase was due primarily to the issuance of $300 million of senior notes in connection with our November 2005 Michigan acquisition and our repurchase of approximately 7.5 million shares of common stock for $262 million during the second and third quarters of 2006. The share repurchase was funded using a combination of cash and debt financing.

Other Costs and Eliminations.  Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $11 million during the third quarter of 2006, compared to a decrease of $15 million during the third quarter of 2005. This decrease of $4 million was due primarily to lower share-based compensation expense compared to the third quarter of 2005.

Provision for Income Taxes.  The provision for income taxes was $9 million for the third quarter of 2006 compared to an income tax benefit of $5 million for the third quarter of 2005. This net increase of $14 million is due primarily to an increase in operating income earned by our taxable REIT subsidiaries (resulting in higher tax expense of $6 million), the reversal of income tax expense during the third quarter of 2005 related to previously accrued built-in gains tax ($2 million), and a remeasurement of our Deferred Tax Liability in the third quarter of 2005, which reduced tax expense for the third quarter of 2005 ($5 million). The increase in operating income earned by our taxable REIT subsidiaries is due primarily to higher income from sales of development properties. The remeasurement of our Deferred Tax Liability related to projected sales of timberlands that are subject to the built-in gains tax during the ten year period ending October 6, 2011 that were acquired in connection with our merger with The Timber Company.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table and narrative compare operating results by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2006	2005	Change
Operating Income by Segment
Northern Resources	$81	$73	$8
Southern Resources	136	169	(33)
Real Estate	143	112	31
Manufactured Products	24	25	(1)
Other	13	8	5

Total Segment Operating Income	397	387	10
Other Costs & Eliminations	(37)	(34)	(3)

Operating Income	$360	$353	$7

Northern Resources Segment.  Revenues increased by $59 million, or 24%, to $308 million in 2006. Excluding revenues associated with our November 2005 acquisition of 650,000 acres of timberlands in Michigan (“Michigan acquisition”), revenues increased by $24 million, or 10%, to $273 million. This increase of $24 million was due primarily to a planned increase in harvest levels and accelerating harvesting into the first half of 2006 to take advantage of favorable log prices. Harvest levels for all of 2006 are expected to increase by approximately 7% over 2005 harvest levels of 5.4 million tons excluding volume from our Michigan acquisition and by approximately 24% including volume from our Michigan acquisition.

Excluding the impact of our Michigan acquisition, operating income was 26% of its revenues for 2006, and 29% for 2005. This decrease was due primarily to higher log and haul costs. Segment costs and expenses increased by $51 million, or 29%, to $227 million. Excluding costs and expenses associated with our Michigan acquisition, costs and expenses increased by $25 million, or 14%, to $201 million. This increase of $25 million was due primarily to higher harvest volumes and higher per ton log and haul rates. Log and haul costs on a per ton basis increased by 5% (or $6 million in the aggregate) due primarily to higher fuel costs.

Southern Resources Segment.  Revenues decreased by $24 million, or 6%, to $358 million in 2006. This decrease was due primarily to a weaker product mix from log sales ($11 million), lower sawlog ($8 million) and pulpwood prices ($4 million), and lower harvest levels ($6 million). During 2005, we substantially completed the conversion of numerous natural stands to plantations in order to improve growth rates. As a result of this conversion, the product mix has changed, whereby the percentage of large-diameter sawlogs harvested during 2006 has decreased and the percentage of small-diameter sawlogs and pulpwood harvested has increased. Sawlog prices declined due to an abundant supply of logs as a result of favorable harvesting conditions (dry weather) and a weaker demand. The demand for logs declined due to mill curtailments as a result of weak lumber prices. Pulpwood prices declined due to an increased supply as a result of log salvage operations related to Hurricane Katrina. Harvest levels for the first nine months of 2006 were 10.2 million tons compared to 10.5 million tons during the first nine months of 2005. Harvest levels for all of 2006 are expected to be comparable to the 13.8 million tons harvested during 2005.

Southern Resources Segment operating income was 38% of its revenues for the first nine months of 2006, and 44% for the first nine months of 2005. This decrease was due primarily to lower log prices, higher log and haul costs and a lower percentage of high value sawlogs in the sales mix. Segment costs and expenses increased by $9 million, or 4%, to $222 million in 2006. This increase was due primarily to higher log and haul cost per ton ($12 million). Log and haul costs on a per ton basis increased by 10% due primarily to higher fuel costs and increased logging costs associated with salvaging logs that were damaged by Hurricane Katrina. Salvage operations as a result of Hurricane Katrina are complete as of September 30, 2006.

Real Estate Segment.

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	45,855	$70	$1,540	117,450	$132	$1,120
Large Non-Strategic				625	1	1,750
Conservation	8,600	24	2,760	20,700	24	1,150
Higher and Better Use / Recreational	18,960	79	4,155	19,230	52	2,720
Development Properties	3,690	56	15,148	180	3	15,600
Conservation Easements	n/a	13	885	n/a	8	427

Total	77,105	$242		158,185	$220

Revenues increased by $22 million to $242 million in 2006. This increase is due primarily to the price, timing and location of sales of higher and better use properties ($27 million) and development properties ($53 million), offset in part by a decrease in the sales of small non-strategic properties ($62 million). The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the ability to obtain entitlements, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. During the third quarter of 2006, the company sold a large development project for proceeds of $43 million. This large development project, which the company has been working on for several years, consisted of approximately 1,900 acres of land in King County, Washington.

The company employs an ongoing process designed to identify the long-term best use for each of its properties to guide the investment and management decisions on each property. Currently, our 8.2 million acres includes 6.1 million acres of core timberlands, approximately 400,000 acres of timberlands considered to be non-strategic, and 1.7 million acres of timberlands with higher value for uses other than growing timber. The non-strategic timberlands generally consist of small tracts and are expected to be sold over the next five years. The 1.7 million acres with higher value are further segmented into three categories: conservation (500,000 acres); recreation and higher and better use properties (975,000 acres); and those properties we expect to develop (225,000 acres) through a taxable REIT subsidiary. The higher value properties, located throughout our ownership, may be sold over approximately the next 15 years. The company’s evaluation of the best economic use and future plans for its timberlands will change as markets for timber and alternative land uses evolve. As these changes occur, additional core timberlands may be categorized as conservation, higher and better use, or development properties. Until these properties are sold, they will continue to be used productively in our business of growing and selling timber.

Listed below is a summary as of September 30, 2006 of our entitled or developed properties:

PROJECT STATUS Location (County, State)	Year Sales Begin	Total Acres	Acres Sold (A)	Average Selling Price Per Acre
Entitled or Developed Projects

Piscataquis, ME	2002	450	395	$16,380
Lake, MT	2006	466	--	--
Flathead, MT	2006	531	447	$8,523
Flathead, MT	2008	932	--	--
Lincoln, MT	2007	240	--	--
Wayne, GA	2006	17	--	--
Adams, WI	2006	40	--	--
Langlade, WI	2006	618	--	--
Price, WI	2006	93	--	--
Oneida, WI	2005	47	20	$11,325

		3,434	862

Projects Entirely Sold

Butts, GA	2006	305	305	$4,328
Newton, GA	2006	413	413	$12,349
King, WA	2006	1,903	1,903	22,595
Lake, MT	2006	140	140	$6,200

		2,761	2,761

(A)	Acres Sold represents sales since inception of the project(s).

The company is in the planning process on an additional 35 properties covering 25,000 acres.

Real Estate Segment operating income was 59% of its revenues for the first nine months of 2006, compared to 51% for the same period in 2005. This increase was due primarily to selling a greater percentage of lower value timberlands during the first nine months of 2005. Real Estate Segment costs and expenses decreased by $9 million to $99 million for the first nine months of 2006. This decrease was due primarily to selling fewer acres during the first nine months of 2006 ($36 million), offset by higher costs associated with our development business ($29 million). Costs associated with our development business were $37 million for the first nine months of 2006 compared to $8 million in the same period in 2005.

We expect revenues from real estate sales during 2006 to range between $305 million and $315 million from the sale of 100,000 to 125,000 acres. We estimate these sales will consist of 45,000 to 60,000 non-strategic acres, up to 5,000 development acres and the remainder from the sales of higher and better use and conservation acres. We have entered into five joint venture arrangements with land developers for three projects in northeast Florida and two in southeast Georgia. The five joint venture arrangements cover approximately 24,000 acres. The actual developable acres will be less and will depend upon numerous factors including, but not limited to zoning restrictions, wetlands, and governmental approvals. We expect these joint venture arrangements will each take from five to ten years to complete all entitlement, development and sales activities. We do not expect any significant revenues from these joint venture arrangements during the next twelve months.

Manufactured Products Segment.  Revenues increased by $5 million, or 1%, to $388 million in 2006. The increase was due primarily to higher MDF sales volume ($9 million), higher MDF prices ($7 million) offset in part by lower lumber sales volumes ($12 million). Higher plywood prices ($6 million) were almost completely offset by lower plywood sales volumes ($5 million). MDF sales volume increased by 9% due primarily to improved production efficiencies. MDF prices were higher due primarily to a mix shift to higher value products and supply constraints due to recent North America mill closures. Lumber sales volume decreased by 7% due primarily to shift reductions as a result of declining log availability in the region and weak lumber markets that were negatively impacted by reduced housing starts in the third quarter of 2006. Housing starts in the U.S. during the first nine months of 2006 were 9% lower compared to the first nine months of 2005.

Manufactured Products Segment operating income was 6% of its revenues for the first nine months of 2006 and 7% for the first nine months of 2005. Manufactured Products Segment costs and expenses increased by $6 million, or 2%, to $364 million in 2006. This increase was due primarily to higher MDF sales volume, higher MDF raw material costs (chips and resin) and higher plywood manufacturing costs (due to lower quality logs), offset in part by lower plywood and lumber sales volume.

Interest Expense.   Interest expense (net of interest income) increased $18 million, or 23%, to $98 million in 2006. This increase was due primarily to the issuance of $300 million of senior notes in connection with our November 2005 Michigan acquisition and our repurchase of approximately 7.5 million shares of common stock for $262 million during the second and third quarters of 2006. The share repurchase was funded using a combination of cash and debt financing.

Other Costs and Eliminations.  Other Costs and Eliminations decreased operating income by $37 million in 2006, compared to a decrease of $34 million in 2005. This increase of $3 million was due primarily to increased costs associated with strategic business development, information technology, and financial and tax reporting, offset in part, by lower share-based compensation expense.

Provision for Income Taxes.  The provision for income taxes was $16 million for 2006 compared to $6 million for 2005. This increase of $10 million is due primarily to an increase in operating income at our taxable REIT subsidiaries (resulting in higher tax expense of $5 million) and a remeasurement of our Deferred Tax Liability in 2005, which reduced tax expense for 2005 ($5 million). The increase in operating income at our taxable REIT subsidiaries is due primarily to higher income from sales of development properties in the Real Estate Segment. The remeasurement of our Deferred Tax Liability related to projected sales of timberlands that are subject to the built-in gains tax during the ten year period ending October 6, 2011 that were acquired in connection with our merger with The Timber Company.

Gain on Sale of Properties, net of tax.  During the first quarter of 2005, Plum Creek sold its remaining coal reserves for total proceeds of $21 million. The net gain from this sale, after deducting our book basis, was $20 million.

Financial Condition and Liquidity

Cash Flows from Operating Activities.  Net cash provided by operating activities for the nine months ended September 30, 2006 totaled $420 million, compared to $362 million for the same period in 2005. The increase of $58 million was due primarily to a $58 million positive change in working capital related to the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property (primarily timberlands) or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180-days, or if the exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During 2006, we received proceeds from an unsuccessful like-kind exchange while during 2005 we had numerous real estate sales in which the proceeds were held in a like-kind exchange trust as of September 30, 2005. The September 30, 2005 proceeds were used in connection with our November 2005 acquisition of 650,000 acres of timberlands in Michigan. (See Note 1 of the Notes to Consolidated Financial Statements.)

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

On May 2, 2006, Plum Creek Timberlands, L.P. issued off the shelf registration statement $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. The net proceeds of $216 million will be used to repay outstanding debt maturing during 2006, including a $50 million one-year term loan that was paid in May of 2006, $27 million of senior notes and first mortgage notes that were paid in June of 2006, $55 million of senior notes paid in October of 2006, and $75 million of senior notes due in November of 2006.

On June 29, 2006, the company terminated its previous $650 million revolving line of credit maturing in January 2009 and entered into a new $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of September 30, 2006, the weighted-average interest rate for the borrowings on the line of credit was 5.76%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2006, we had $518 million of borrowings and $5 million of standby letters of credit outstanding; $227 million remained available for borrowing under our line of credit. As of October 6, 2006, $319 million of the borrowings under our line of credit was repaid.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of September 30, 2006.

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

Capital Expenditures.  Capital expenditures, excluding the acquisition of timberlands, for the nine months ended September 30, 2006 were $65 million (including $5 million in real estate development expenditures). Planned capital expenditures for 2006, excluding the acquisition of timberlands, are expected to range between $90 million and $100 million. Of planned capital expenditures in 2006, approximately 50% are considered to be discretionary. Discretionary expenditures consist primarily of silviculture investments and land development investments. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities or improve safety.

Equity.  On October 31, 2006, our Board of Directors declared a dividend of $0.40 per share, or approximately $71 million, which will be paid on November 30, 2006, to stockholders of record on November 15, 2006. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

In October of 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. In June of 2006, the Board of Directors authorized the company to repurchase up to an additional $200 million of the company’s common stock. For the nine months ended September 30, 2006, the company repurchased approximately 7.5 million shares of common stock at a total cost of $262 million at an average cost per share of $35.17. As of September 30, 2006, the company had repurchased a total of approximately 9.5 million shares of common stock for a total cost of $305 million at an average price of $32.26 per share, and is authorized to repurchase an additional $95 million of the company’s common stock.

Future Cash Requirements.  Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, and interest and principal payments on our indebtedness through the end of 2006. In 2007, the company has $123 million of scheduled long-term debt principal payment requirements. The company intends to refinance the 2007 principal payments at the time of maturity with the use of a combination of short-term and long-term borrowings, depending on interest rate and market conditions. Management believes that the company’s credit ratings, asset base and historical financial performance will allow these refinancings to be completed at attractive interest rates.

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

In May 2006, Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, issued $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

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

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value (A)
September 30, 2006
Fixed Rate Debt
Principal due (B)	$130	$123	$147	$200	$59	$1,219	$1,878	$1,936
Average interest
rate (C)	7.0%	6.9%	6.9%	6.8%	6.7%	6.2%
Variable Rate Debt (D)	--	--	--	--	--	$518	$518	$518

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
September 30, 2005
Fixed Rate Debt
Principal due (B)	$--	$157	$123	$147	$200	$753	$1,380	$1,475
Average interest rate	7.5%	7.5%	7.4%	7.5%	7.3%	7.1%
Variable Rate Debt	--	$50	--	--	$501	--	$551	$551

(A)	The increase in fair value of our fixed rate debt compared to September 30, 2005 was due primarily to the issuance of $300 million in Senior Notes in November of 2005 and $225 million in Senior Notes in May 2006. The increase was partially offset by repayment of $27 million of senior and mortgage notes and generally higher interest rates at September 30, 2006 compared to 2005.

(B)	Excludes unamortized discount of $6 million at September 30, 2006 and unamortized premium of $6 million at September 30, 2005.

(C)	Represents the average interest rate of total fixed rate debt outstanding at the end of the period.

(D)	As of September 30, 2006, the weighted-average interest rate on the $518 million borrowings under our $750 million revolving line of credit was 5.76%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. As of October 6, 2006, $319 million of the borrowings under our line of credit was repaid.

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

PART II
ITEM 1.    LEGAL PROCEEDINGS

None.  (See also Note 8 of the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc.)

ITEM 1A.    RISK FACTORS

Other than the discussion below and the discussion included in our quarterly report on Form 10-Q for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on May 4, 2006, there have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 28, 2006.

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

In April 2006, representatives of the U.S. and Canadian governments announced that an agreement in principle had been reached settling the long-standing dispute over Canadian lumber imports. On October 13, 2006 a definitive agreement was signed establishing a system of tiered taxes and/or volume restrictions that would take effect for a period of seven years. Generally, the agreement provides that no import restrictions would be imposed on Canadian lumber shipments to the U.S. when the Random Lengths Framing Lumber Composite Price is higher than $355 (per thousand board feet). Below that level, a tiered export tax would be triggered. The impact of the taxes could be mitigated by fluctuations in the rate of exchange between U.S. and Canadian dollars. Under the terms of the agreement, approximately $500 million of deposits collected by the U.S. will be paid to members of the U.S. industry coalition. As a member of this U.S. industry coalition, we expect to receive a pro rata share of these funds totalling approximately $15 million during the fourth quarter of 2006, although it is possible that the entire $500 million will not be distributed to the coalition companies in a timely manner.

Notwithstanding the signing of a definitive agreement between the U.S. and Canadian governments, there can be no assurance that the agreement will effectively create a fair trade environment. Therefore, downward pressure on domestic timber and lumber prices caused by Canadian imports could continue or increase.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the third quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (A) (B)

July 1, 2006 through July 31, 2006	No purchase activity	$ —	—	$173 million

August 1, 2006 through August 31, 2006	842,500 shares of common stock	$33.95	842,500 shares of common stock	$144 million

September 1, 2006 through September 30, 2006	1,472,600 shares of common stock	$33.82	1,472,600 shares of common stock	$95 million

Total	2,315,100 shares of common stock	$33.87	2,315,100 shares of common stock

(A)	In October 2002 the Board of Directors authorized a $200 million share repurchase program. In June 2006 the Board of Directors authorized an additional $200 million to be used for the share repurchase program. Prior to July 1, 2006, the corporation had repurchased approximately 7.2 million shares of its common stock for a total cost of $227 million.

(B)	For the period October 1, 2006 through October 31, 2006, the company repurchased 30,500 shares of common stock at an average price per share of $33.99, or approximately $1 million. These shares were repurchased pursuant to the above referenced publicly announced share repurchase program.

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
Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber,
Inc. and Plum Creek Timber Company, Inc. (Exhibit 2.1 to Form 8-K, File No. 1-10239, dated
July 18, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001
(Exhibit 2.1 to Form 8-K, File No. 1-10239, dated June 12, 2001).

2.6	Real Estate Purchase and Sale Agreements between Plum Creek Timberlands, L.P., a wholly owned subsidiary of Plum Creek Timber Company, Inc., and Escanaba Timber, LLC, dated
September 30, 2005 (Exhibit 2.1 to Form 8-K, File No. 1-10239, dated September 30, 2005).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Exhibit 3.2 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules
13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer,
pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

BY: /s/ David W. Lambert
——————————————
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: October 31, 2006