Form 10-K
period 2006-12-31
PLUM CREEK TIMBER CO INC
filed 2007-02-27
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2006, was $6,334,950,883. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 20, 2007, was 177,306,080.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2007 Annual Meeting of Shareholders to be held on May 2, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

Historical Price Appreciation. Due to growing demand combined with limitations on supply caused by, among other factors, environmental restrictions and urban sprawl, prices for softwood timber have exhibited a compound annual growth rate of approximately 4% from 1982 through 2006.

SUPPLY AND DEMAND DYNAMICS

There are five primary end-markets for most of the timber harvested in the United States: products used in new housing construction; products used in the repair and remodeling of existing housing; products for industrial uses; raw material for the manufacture of pulp and paper; and logs for export.

Supply. Timber supply can fluctuate based upon a variety of factors. The supply of timber is limited, to some extent, by the availability of timberlands. The availability of timberlands, in turn, is limited by several factors, including government restrictions relating to environmental regulation and land use, alternate uses such as agriculture, and expansion of population centers. The large amounts of capital and length of time required to create new timberlands also limits timber supply.

Over the long-term, timber supply increases when modern forestry techniques increase productivity of timberlands and when some marginal agriculture lands revert to timberlands or are planted as forests for conservation purposes. In certain regional markets, log supply can expand when log imports increase relative to log exports.

Demand. The demand for timber is directly related to the underlying demand for pulp and paper products, lumber, panel and other wood related products. The demand for pulp and paper is largely driven by general macroeconomic conditions, including population growth, per-capita income levels, and industry capacity. The demand for lumber and manufactured wood products is affected primarily by the level of new residential construction activity and repair and remodeling activity, which, in turn, is impacted by changes in general economic and demographic factors, including population, interest rates for

10K -3-

home mortgages and construction loans. The demand for United States timber is also impacted by the amounts of pulp and paper products, lumber, panel and other wood products that are imported into the United States. Significant factors determining the volume of products shipped into the United States by foreign producers are currency valuation shifts as well as tariffs and quotas.

Our Business

We are the largest private timberland owner in the United States, with 8.2 million acres of timberlands located in 18 states. Our timberlands are well diversified, not only geographically, but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. In addition, our Other Segment includes our natural resource businesses that focus on opportunities relating to mineral extraction, natural gas production and communication and transportation rights of way resulting from our extensive property ownership. The Real Estate Segment comprises our sales of higher and better use timberlands and sales of non-strategic timberlands, some of which are sold through our wholly-owned taxable REIT subsidiaries. Our Real Estate Segment includes development of certain properties, internally and through joint ventures, which is conducted through our wholly-owned taxable REIT subsidiaries.

Our Manufactured Products Segment, also conducted through our wholly-owned taxable REIT subsidiaries, includes four lumber mills, two plywood plants, two medium density fiberboard (“MDF”) facilities, and two lumber remanufacturing facilities. These facilities, strategically located near our timberlands in Montana, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF. The Manufactured Products Segment also has established a network of nation-wide field inventory points where inventory is held for customers at either independent public warehouses or on consignment at customer distribution centers.

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

Pursue Acquisitions of High-Quality Timberlands. The United States timber market is highly fragmented. We believe that there will continue to be timberland acquisition opportunities due to the desire among some paper and forest product companies to sell their timberland assets and the difficulties faced by some small timberland owners in efficiently managing their timberlands. We believe we are well positioned to compete for high-quality timberlands because:

•

We are an attractive strategic partner for integrated forest products companies seeking to sell their timberlands because we do not compete with their pulp or paper manufacturing operations and we are willing to enter into long-term supply agreements;

10K -4-

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

Our disciplined acquisition strategy has allowed us to expand and diversify our timberland holdings, as well as increase our cash flow. Since 1989, we have increased our timber holdings from 1.4 million acres to approximately 8.2 million acres at December 31, 2006. These acquisitions have enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations. Our strategy is to continue to make strategic acquisitions that are accretive to cash flow.

Realize the Value of Selected Properties Through Sale or Exchange. At the same time that we pursue timberland acquisitions, we continually review our timberland portfolio to identify properties that are no longer strategic to our long-term timberland operations or that may have higher and better uses other than as commercial timberlands. We estimate that included in the company’s approximately 8.2 million acres of timberlands are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Included within the 1.7 million acres of higher and better use timberlands are approximately 225,000 acres that will be developed by the company’s wholly-owned taxable REIT subsidiaries. Properties developed internally by the company will generally be low-intensity development limited to obtaining entitlements and investing in infrastructure such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing timberlands and exercising certain protective rights. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries.

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

10K -5-

ACQUISITIONS AND DISPOSITIONS

The table below summarizes significant acquisitions and dispositions by Plum Creek (dollars in millions):

	2006A	2005B	2004C

Acquisitions
Purchase Price	$ 111	$ 501	$ 66
Acres	98,000	754,000	78,000
Dispositions
Acres	112,000	232,000	377,000

A	Acquired timberlands consist primarily of 88,000 acres located in Oregon. Dispositions included 57,000 acres located in the Northern Resources Segment and 55,000 acres in the Southern Resources Segment.

B	Acquired timberlands primarily consist of 650,000 acres located in Northern Michigan, 52,000 acres located in Arkansas, and 50,000 acres located in Florida. Dispositions included 63,000 acres located in the Northern Resources Segment and 169,000 acres in the Southern Resources Segment.

C	Acquired timberlands are located primarily in Arkansas and Maine. Dispositions included 310,000 acres located in the Northern Resources Segment and 67,000 acres in the Southern Resources Segment.

Segment Information

Certain financial information for each business segment is included in Note 14 of the Notes to Financial Statements and is incorporated herein by reference.

NORTHERN RESOURCES SEGMENT

As of December 31, 2006, the Northern Resources Segment encompassed 4.0 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin, and contained an estimated 126 million tons (43 million cunits) of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs harvested in the Northern Resources Segment are sold predominately to domestic mills. Competitors in the domestic log market include the United States Forest Service, the Bureau of Land Management, the Bureau of Indian Affairs, the British Columbia Ministry of Forests, and numerous private individuals, domestic and foreign industrial timberland owners, and state agencies located in the regions in which we operate. In the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally will include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on price and on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs.

10K -6-

The Northern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specified volume of timber to certain manufacturing facilities in the U.S. and Canada. We had the following supply agreements in the Northern Resources Segment as of December 31, 2006:

Company	Product Type	Price	Expiration Date

Stimson Lumber Company	Sawlogs	Market Prices	December 31, 2007
Roseburg Forest Products	Sawlogs	Market Prices	December 31, 2007
Swanson Group, Inc.A	Sawlogs	Market Prices	November 15, 2021
Sappi, Ltd.B	Pulpwood	Market Prices	November 30, 2023
D&G Forest Products, Ltd.C	Sawlogs	Market Prices	May 31, 2008
Escanaba Paper CompanyC	Pulpwood	Market Prices	December 31, 2016

A	May be mutually extended for five years.

B	May be extended for 15 years at the option of Sappi, Ltd.

C	May be mutually extended for three years.

During 2006, approximately 26% of the timber harvested in our Northern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 23% during 2007. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment.

SOUTHERN RESOURCES SEGMENT

As of December 31, 2006, the Southern Resources Segment consisted of 4.2 million acres of timberlands (including approximately 309,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas, and contained an estimated 156 million tons (44 million cunits) of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs in the Southern Resources Segment are sold to third party mills producing a wide array of forest products, including manufacturers of lumber, plywood, oriented strand board, and pulp and paper products. We compete with numerous private and industrial timberland owners as well as federal and state agencies across the Southern United States. Due to transportation costs, domestic wood and fiber consuming facilities in the Southern Resources Segment tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Resources Segment include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, and on price.

The Southern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specific volume of timber to certain manufacturing facilities in the U.S. We had the following supply agreements in the Southern Resources Segment as of December 31, 2006:

Company	Product Type	Price	Expiration Date

Georgia-PacificA	Sawlogs and Pulpwood	Market Prices	December 31, 2010
West Fraser (South), Inc.B	Sawlogs	Market Prices	December 31, 2015
Graphic Packaging Corp.C	Pulpwood	Market Prices	October 18, 2016

A	Subject to an automatic 10-year renewal period unless either party delivers a timely termination notice.

B	May be renewed for five-year periods upon mutual consent of both parties.

C	May be extended up to an additional 10 years by either party.

10K -7-

During 2006, approximately 18% of the timber harvested in our Southern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately the same during 2007. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment.

REAL ESTATE SEGMENT

We estimate that included in our 8.2 million acres of timberlands are approximately 1.7 million acres of higher and better use timberlands and about 400,000 acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for residential, recreational or conservation purposes. The non-strategic timberlands are expected to be sold over the next five years. Until the properties are sold, they will continue to be used productively in our business of growing and selling timber.

Included within the 1.7 million acres of higher and better use timberlands are approximately 225,000 acres that may be developed by the company. Projects developed internally by the company will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture arrangements with leading land developers. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries. We compete with numerous sellers of entitled and unentitled land in hundreds of local markets.

We have identified approximately 95,000 acres with an estimated 125 properties that we expect to develop internally over the next 15 years. At December 31, 2006, we had 13 internal development properties, or approximately 3,600 acres entitled and an additional 32 properties, or approximately 24,000 acres, in the planning process. Listed below is a summary of our entitled or developed properties as of December 31, 2006:

Project Status Location (County, State)	Year Sales Begin	Total Acres	Acres SoldA	Average Selling Price Per Acre

ENTITLED OR DEVELOPED PROJECTS
Piscataquis, ME	2002	450	395	$ 16,380
Lake, MT	2006	436	124	22,612
Flathead, MT	2006	531	447	8,523
Flathead, MT	2006	932	89	6,855
Lincoln, MT	2007	222	–	–
Wayne, GA	2006	17	–	–
Newton, GA	2007	396	–	–
Oconee, GA	2007	459	–	–
Lamar, MS	2006	402	37	11,211
Oneida, WI	2005	47	20	11,325
Langlade, WI	2006	611	9	4,597
Price, WI	2006	121	22	3,300
Adams, WI	2007	40	–	–

		4,664	1,143

PROJECTS ENTIRELY SOLD
Butts, GA	2006	305	305	$ 4,328
Newton, GA	2006	413	413	12,349
Greene, GA	2006	354	354	15,759
Lake, MT	2006	140	140	6,200
King, WA	2006	1,905	1,905	22,372
Wood, WI	2006	469	469	4,125

		3,586	3,586

A	Acres Sold represents sales since inception of the project.

The company estimates that approximately 130,000 acres will be developed through joint venture arrangements over the next 15 to 20 years. At December 31, 2006, we have entered into six joint venture arrangements with land developers for three

10K -8-

projects in northeast Florida, two in southeast Georgia, and one in South Carolina. The six joint venture arrangements cover approximately 26,000 acres. The actual developable acres will be less and will depend upon numerous factors including, but not limited to, zoning restrictions, wetlands, and governmental approvals. We expect these joint venture arrangements will each take from five to fifteen years to complete all entitlement, development and sales activities. We do not expect significant revenues from these joint ventures during 2007.

Listed below is a summary of our joint venture arrangements as of December 31, 2006 (dollars in millions):

Location (County, State)	Expected Year of Initial ClosingA	Total AcresB	Phase(s)	Non- Contingent Purchase PriceC	Expected Participation Timeline

Volusia, Florida	2007	7,080	5	$ 16	until 2017
Alachua, Florida	2008	1,785	4	$ 8	until 2015
St. John, Florida	2009	3,590	5	$ 15	until 2020
Glynn, Georgia	2007	1,360	3	$ 8	until 2015
Camden, Georgia	2009	10,105	4	$ 16	until 2019
Berkeley, South Carolina	2007	2,035	1	$ 8	until 2011

A	Year land is expected to be sold to the joint venture. This represents the year of initial transfer for projects with multiple phases.

B	Actual development acreage will depend upon final approval(s).

C	Total proceeds for all phases in connection with sale of land to joint ventures. Does not include contingent consideration associated with future lot sales.

MANUFACTURED PRODUCTS SEGMENT

Lumber. We produce a diverse line of softwood lumber products, including common, select and edge-glued boards, studs and finger-jointed studs. Lumber products manufactured in our two Montana random-length board mills and remanufacturing facility in Idaho are targeted to domestic lumber retailers, such as retail home centers for use in repair and remodeling projects. Lumber from our two Montana studmills and finger-joint stud remanufacturing plant are targeted to contractor distribution yards for use in home construction. These lumber products are also sold to stocking distributors who serve a wide variety of end uses.

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

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets, including boat, recreational vehicle, transportation and concrete forming applications. Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. During 2006, we sold approximately 6% of our plywood in Canada. See “Lumber” above for a discussion of residual wood chips.

10K -9-

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board (OSB), a less expensive structural wood panel used primarily in commodity construction markets. Due to its low cost, OSB has now captured over 62% of the structural panel market, and this percentage is expected to increase over the next several years as additional oriented strand board plants are built or existing facilities are expanded. This trend has forced closure of marginal plywood capacity over the past several years. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. Recently, competition from imported South American plywood has also impacted the high-grade sanded plywood market. We expect to remain competitive due to our strong customer base, extensive experience in industrial markets, supply of superior quality timber, and reputation for high-quality products.

Medium Density Fiberboard. Our MDF facilities in western Montana supplies high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, commercial wall paneling and substrate for laminate flooring. Our MDF facilities have a combined capacity of approximately 275 million feet  3/4 basis. In 2006, both lines operated near full production capability yielding a combined output of approximately 265 million feet  3/4 basis. During 2006, we sold approximately 9% and 4% of our MDF in Canada and Mexico, respectively.

Outside North America, the MDF industry has undergone dramatic growth in terms of productive capacity and demand for its products. Manufacturers compete on a global scale on the basis of price, quality, service and the availability of specialty products. Additionally, MDF is a ready substitute for solid wood, hardboard and hardwood plywood in specific applications. Competition in the North American MDF industry has continued to intensify due to imports from New Zealand, Asia and South America. In addition, the continuing shift of end product production to offshore manufacturing, as has been seen with certain types of furniture from China and moldings from South America, continues to negatively impact the North American MDF industry.

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

We continue to evaluate a wide variety of non-timber natural resource opportunities, and we expect to continue to negotiate royalty arrangements, leases and joint ventures to capture the maximum value for all of our non-timber natural resource assets.

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

10K -10-

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

Consistent with these principles, we have actively engaged in habitat conservation planning. The habitats of hundreds of species are protected by several agreements, including numerous species listed as threatened or endangered under the Endangered Species Act. These agreements, which include Habitat Conservation Plans (“HCPs”) and other types of conservations agreements, are as follows:

Conservation Agreement	Protects	State(s)	Acres (Millions)

Central Cascades HCP	315 species	Washington	0.1

Native Fish HCP	9 species of trout and salmon	Montana	1.3

Red-Cockaded Woodpecker HCP	Red-Cockaded Woodpecker	Arkansas and Louisiana	0.3

Karner Blue Butterfly HCP	Karner Blue Butterfly	Wisconsin	0.1

Swan Valley Grizzly Bear Agreement	Grizzly Bear	Montana	0.1

Red-Cockaded Woodpecker AgreementA	Red-Cockaded Woodpecker	Arkansas and Louisiana	0.6

A	We completed negotiating an agreement in 2006 with the U.S. Fish and Wildlife Service pursuant to which we will conserve additional habitat for the red-cockaded woodpecker on other portions of our Southern ownership not covered by our Red-Cockaded Woodpecker Habitat Conservation Plan.

10K -11-

Raw Materials

Our lumber and plywood facilities obtain approximately two-thirds of their logs from our Montana timberlands. Our timberlands currently supply high-quality logs and preferred timber species to our lumber and plywood facilities, although future harvest levels on our Montana timberlands are expected to decline. Furthermore, over time the average log size and log quality is expected to decline due to evolving harvest and growth patterns.

Our lumber and plywood facilities have purchased and will continue to source stumpage and logs from external suppliers, including the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of stumpage and logs from external sources as harvest levels on our Montana timberlands decline. However, harvest levels in and around Montana are also declining, and we may experience a shortage of logs in the future. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues, see “Federal and State Regulations” below.) Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. However, as a result of declining harvest levels in and around our MDF facilities, we have had to expand the area in which we purchase chips. This has resulted in longer hauling distances and higher raw material costs. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier. Our two lumber remanufacturing facilities (the Montana finger-joint stud plant and the Idaho pine board plant) obtain about 40-50% and 10-20%, respectively, of their lumber raw materials from Plum Creek sawmills, with the remainder being procured from third-party suppliers.

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

10K -12-

ENDANGERED SPECIES

The Endangered Species Act protects species threatened with possible extinction. A number of species indigenous to our timberlands have been listed as threatened or endangered or have been proposed for one or the other status under the Endangered Species Act. As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber, reforestation activities and the construction and use of roads.

We have received incidental take permits and similar authorizations pursuant to our Habitat Conservation Plans and other conservation agreements (detailed in “Environmental Stewardship” above) from the U.S. Fish and Wildlife Service (and from National Marine Fisheries Service, in the case of anadromous species) that in total cover our forest management on 1.6 million acres in the Northern Resources Segment and 0.9 million acres in the Southern Resources Segment. As required by the Endangered Species Act, we prepared Habitat Conservation Plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The Habitat Conservation Plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. With the implementation of these mitigation measures, we are authorized to conduct forestry practices that are consistent with the conservation plans, even though they may have an adverse impact on the listed species covered by the plans.

During 2006, we completed negotiating an agreement with the Fish and Wildlife Service to address the presence of red-cockaded woodpeckers located on or near some of our Southern properties, which are listed as endangered under the Endangered Species Act. Under the agreement, which covers approximately 0.6 million acres outside of our Red-Cockaded Woodpecker Habitat Conservation Plan, we have agreed to relocate red-cockaded woodpeckers and to actively manage habitat in a designated conservation area, significantly increasing long-term population survival. In exchange, we have gained increased flexibility to manage our surrounding timberlands for commercial timber production.

Although the Habitat Conservation Plans and other conservation agreements have been implemented and are functioning as expected, there can be no assurance that they will remain in force or be sufficient to protect us against subsequent changes to the Endangered Species Act. Nor can there be any assurance that the Habitat Conservation Plans and the conservation agreements, individually or collectively, will be sufficient to protect us against the listing of additional species, or against changes to other applicable laws and regulations. Any of these changes could materially and adversely affect our operations.

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

10K -13-

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

Encumbrances

Under the terms of our debt agreements, we have agreed not to pledge, assign or transfer timberlands, except under limited circumstances. The holders of our $13 million face value 11.125% First Mortgage Notes due 2007 have a first mortgage lien on a significant portion of our lumber, plywood and MDF facilities.

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

Employees

We currently have approximately 800 salaried and 1,200 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of seedlings and the harvesting and delivery of logs are conducted by independent contractors who are not our employees.

Certain Corporate Governance and Other Available Information

The company maintains a code of ethics entitled the Plum Creek Code of Conduct, which applies to each director and to all of the company’s employees including the principal executive officer, the principal financial officer and the principal accounting officer. In addition, each committee of the company’s board of directors is governed by a charter. The Plum Creek Code of Conduct and the governing charters of the Audit, Compensation, and Corporate Governance and Nominating committees, along with the company’s Corporate Governance Guidelines, can be found in the “Corporate Governance” section of the company’s website accessible to the public at www.plumcreek.com. To find this section, click on the “Investors” link and then the “Corporate Governance” link. The company will post any amendments to, or waivers from, its Code of Conduct (to the extent applicable to any director or any of the company’s executive officers, including the principal executive officer, principal financial officer or principal accounting officer) at this location on its website. In addition to these documents, the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and reports concerning transactions in the company’s stock by directors and certain officers of the company, and any amendments to those reports, can also be found on our website by first clicking the “Investors” link, then the “Earnings/Financial Publications” link and finally the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website or by contacting the company’s Investor Relations Department at 999 Third Avenue, Suite 4300, Seattle, Washington 98104, or by calling (206) 467-3600.

Stock Exchange Listing Compliance and SEC Certifications

On May 12, 2006, Rick R. Holley, as President and Chief Executive Officer of the company, submitted an unqualified certification to the New York Stock Exchange stating that, as of that date, he was not aware of any violation by the company of the New York Stock Exchange Corporate Governance Listing Standards. Additionally, the company has filed with the Securities and Exchange Commission the Chief Executive Officer and Chief Financial Officer certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended.

10K -14-

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

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices, or changes that adversely affect our ability to execute on certain real estate development activities conducted through our wholly-owned taxable REIT subsidiaries, could have a significant effect on our results of operations.

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

10K -15-

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

On October 13, 2006, a definitive agreement was signed establishing a system of tiered taxes and/or volume restrictions which will be in effect for a period of seven years. Notwithstanding the signing of a definitive agreement between the U.S. and Canadian governments, there can be no assurance that the agreement will effectively create a fair trade environment. Therefore, downward pressure on domestic timber and lumber prices caused by Canadian imports could continue or increase.

OUR CASH DIVIDENDS ARE NOT GUARANTEED AND MAY FLUCTUATE

We have elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code of 1986, as amended. Generally, REITs are required to distribute 90% of their taxable income. However, REITs are required to distribute only their ordinary taxable income and not their net capital gains income. Accordingly, we do not believe that we are required to distribute material amounts of cash given that substantially all our taxable income is treated as capital gains income. To the extent capital gains income is not distributed to shareholders, a REIT would be subject to a 35% federal corporate income tax and applicable state income taxes on the undistributed capital gain income. In addition, the shareholders would be required to report their share of the retained capital gains income on their respective income tax returns, but would receive a refundable tax credit for their share of the tax paid at the corporate level.

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

10K -16-

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

Our revenues, net income and cash flow from our operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. In addition, the terms of our long-term debt agreements limit our ability to fund dividends to stockholders by accelerating the harvest of significant amounts of timber.

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

10K -17-

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

10K -18-

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

CERTAIN OF OUR BUSINESS ACTIVITIES ARE POTENTIALLY SUBJECT TO PROHIBITED TRANSACTIONS TAX OR CORPORATE-LEVEL INCOME TAX

Under the Internal Revenue Code, REITs must generally engage in the ownership and management of income producing real estate. For Plum Creek, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the manufacture and sale by us of wood products, the harvesting and sale of logs, and the development and/or sale of certain timberlands are conducted through one or more of our wholly-owned taxable REIT subsidiaries (“TRSs”) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business in this manner we believe that we satisfy the REIT requirements of the Internal Revenue Code and are not subject to the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate-level income tax.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations. The manufacturing facilities are owned and are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the manufacturing facilities are modern facilities. During 2006, our lumber, plywood and MDF manufacturing facilities produced at planned capacity levels and there were no significant idle times at the facilities at any time during the year. See Item 1. “Business” for discussion of the location and description of properties and encumbrances related to properties.

ITEM 3. LEGAL PROCEEDINGS

There is no individual pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity. However, see Note 13 of the Notes to Financial Statements.

10K -19-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	OfficeP	Officer Since

Rick R. HolleyA	55	President and Chief Executive Officer	1989
Leonard A. KosarB	44	Executive Vice President	2006
Thomas M. LindquistC	46	Executive Vice President	2001
James A. KilbergD	51	Senior Vice President, Real Estate & Land Management	2003
James A. KraftE	51	Senior Vice President, General Counsel and Secretary	1989
David W. LambertF	46	Senior Vice President and Chief Financial Officer	2002
Larry D. NeilsonG	47	Senior Vice President, Planning and Business Development	2002
David A. BrownH	52	Vice President, Chief Accounting Officer	2002
Barbara L. CroweI	55	Vice President, Human Resources	1997
Joan K. FitzmauriceJ	49	Vice President, Audit and Financial Services	2002
Russell S. HagenK	41	Vice President, Real Estate	2006
Robert J. OlszewskiL	51	Vice President, Environmental Affairs	2001
Thomas M. ReedM	58	Vice President, Southern Resources	2003
Henry K. RicklefsN	57	Vice President, Manufactured Products	2003
Laura B. SmithO	39	Vice President and Treasurer	2006

A	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

B	Served since April 2006 as Executive Vice President. Prior to joining Plum Creek, Mr. Kosar served in many positions with General Electric over a 22 year period beginning in 1984. His positions included serving as president and chief executive officer of Storage USA and general manager of GE’s appliance cooking products business. Most recently, he served as president of GE Plastics Pacific in Shanghai.

C	Served since December 2001 as Executive Vice President.

D	Served since April 2006 as Senior Vice President, Real Estate & Land Management. Mr. Kilberg previously served as Vice President, Land Management from January 2003 to March 2006. Prior to joining Plum Creek, Mr. Kilberg served as a principal at Trammell Crow Company where he was a senior executive in the company’s national retail practice from 1997 to 2000 and served as Managing Director of Global Services Business from 2001 to December 2002.

E	Served since January 2002 as Senior Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, General Counsel and Secretary from April 1996 to January 2002, Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993.

F	Served since August 2006 as Senior Vice President and Chief Financial Officer. From January 2006 to August 2006, Mr. Lambert served as Vice President, Business Development. Mr. Lambert was Vice President, Treasurer from January 2002 to January 2006, Director of Planning, Treasurer from June 1998 to January 2002 and Director of Finance and Treasurer from November 1994 to June 1998.

G	Served since October 2005 as Senior Vice President, Planning and Business Development. Mr. Neilson was Vice President, Real Estate from August 2002 to October 2005. Prior to joining Plum Creek, Mr. Neilson served as General Manager, Corporate Services and Worldwide Real Estate & Facilities from April 2000 to July 2001 at Microsoft.

H	Served since February 2006 as Vice President, Chief Accounting Officer. Mr. Brown was Vice President, Controller (Chief Accounting Officer) from March 2004 to February 2006, Vice President, Controller from January 2002 to March 2004, Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

10K -20-

I	Served since April 1997 as Vice President, Human Resources.

J	Served since June 2002 as Vice President, Audit and Financial Services. Previously, Ms. Fitzmaurice was a partner with PricewaterhouseCoopers LLP from 1997 through 2001.

K	Served since October 2006 as Vice President, Real Estate. From January 2002 to October 2006, Mr. Hagen served as General Manager, Energy and Natural Resources. Mr. Hagen was Director, Financial Operations and Technology from 1999 to January 2002 and Director, Financial Operations and Risk Management from 1995 to 1999.

L	Served since August 2005 as Vice President, Environmental Affairs. Previously, Mr. Olszewski served as Vice President, Corporate and Environmental Affairs from July 2001 to August 2005.

M	Served since August 2006 as Vice President, Southern Resources. From September 2002 to August 2006 Mr. Reed served as Vice President and General Manager, Southeast Region. Mr. Reed was Regional Manager, Coastal Operations from September 2001 to September 2002.

N	Served since July 2003 as Vice President, Manufactured Products. From July 1999 to July 2003, Mr. Ricklefs served as General Manager, Lumber. From 1994 to July 1999, Mr. Ricklefs served as General Manager, Plywood and from 1987 to 1994 as Director, National Sales and Marketing for Manufactured Products.

O	Served since February 2007 as Vice President and Treasurer. Previously, Ms. Smith served as Treasurer from January 2006 to February 2007. Ms. Smith was Director of Planning from October 2003 to January 2006. Previously, Ms. Smith was Vice President and Business Unit Manager for Goldman, Sachs & Co. from January 2001 to September 2003.

P	There are no family relationships among the executive officers of the company.

10K -21-

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange. As of February 20, 2007, there were 19,294 stockholders of record and 177,306,080 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2006 and 2005, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2006
High	$ 39.26	$ 37.57	$ 36.16	$ 40.00
Low	35.51	33.60	31.21	33.81
Cash Dividend per Share	$ 0.40	$ 0.40	$ 0.40	$ 0.40
2005
High	$ 39.35	$ 37.40	$ 39.14	$ 39.63
Low	34.56	33.40	34.52	34.03
Cash Dividend per Share	$ 0.38	$ 0.38	$ 0.38	$ 0.38

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

Equity Compensation Plan Information

The following table summarizes options and other rights outstanding under Plum Creek’s equity based compensation plans as of December 31, 2006:

Plan Category	Securities To Be Issued Upon ExerciseA	Weighted-Average Exercise PriceB	Securities Available For Future IssuanceC

Equity compensation plans approved by security holders	2,188,469	$ 30.95	9,133,630
Equity compensation plans not approved by security holdersD	–	–	–

A	Number of securities to be issued upon exercise of outstanding stock options and upon vesting of 92,715 outstanding restricted stock units at December 31, 2006.

B	Weighted-average exercise price of outstanding options, does not include unvested restricted stock units at December 31, 2006, which have a weighted-average grant date fair value of $35.62.

C

Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (A). Represents shares available for future issuance under the Stock Incentive Plan. See Note 11 of the Notes to Financial Statements for a description of the various stock-based grants that may be issued under the Stock Incentive Plan. At December 31, 2006, 3.3 million shares of the 12.4 million shares available for issuance under Plum Creek’s Stock Incentive Plan have been used for the grant of non-qualified stock options, the grant of restricted stock and restricted stock units, the payment of earned value management awards and earned dividend equivalent rights. The number of shares to be

10K -22-

issued in connection with value management awards and dividend equivalents is not determinable until the end of their respective performance periods.

D	As of December 31, 2006, there are 177,267 outstanding options to acquire Plum Creek common stock that were issued originally under the Georgia-Pacific long-term incentive plans as options to acquire Georgia-Pacific’s Timber Company stock. These stock options have a weighted-average exercise price of $16.12 per common share and were assumed by the company in connection with The Timber Company Merger. Although the company’s stockholders did not separately approve the assumption of these stock options, the stockholders did approve each of The Timber Company Merger and the related merger agreement (and all of the transactions contemplated by the merger agreement, including the company’s assumption of the stock options). No additional Plum Creek stock options may be granted under the Georgia-Pacific long-term incentive plans.

COMPANY STOCK PRICE PERFORMANCE

The following graph shows a five-year comparison of cumulative total stockholder returns for the company, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index for the five years ending December 31, 2006. The total stockholder return assumes $100 invested at the beginning of the period in the company’s common stock, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index. It also assumes reinvestment of all dividends.

10K -23-

The following table shows total stockholder return for the previous one year ended December 31:

	2002	2003	2004	2005	2006

Plum Creek	-12.07%	36.39%	31.76%	-2.31%	15.51%
S&P Paper and Forest Product Stock Index	-14.44%	37.83%	9.93%	-2.01%	5.75%
S&P 500 Index	-22.09%	28.67%	10.86%	4.92%	15.77%

The following table shows total indexed return of stock price plus reinvestment of dividends, assuming an initial investment of $100.00 at December 31, 2001 for the years ended December 31:

	12/31/2001	2002	2003	2004	2005	2006

Plum Creek	$ 100.00	$ 87.93	$ 119.93	$ 158.02	$ 154.37	$ 178.31
S&P Paper and Forest Product Stock Index	$ 100.00	$ 85.56	$ 117.92	$ 129.63	$ 127.02	$ 134.32
S&P 500 Index	$ 100.00	$ 77.91	$ 100.24	$ 111.14	$ 116.60	$ 134.99

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Form 10-K, in whole or in part, the preceding company stock price performance graph shall not be incorporated by reference into any such filings; nor shall such graph be incorporated by reference into any future filings.

PURCHASE OF EQUITY SECURITIES

The following table contains information about the company’s purchases of equity securities during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or ProgramsA

October 1, 2006 through October 31, 2006	30,500 shares of common stock	$ 33.99	30,500 shares of common stock	$ 93 million
November 1, 2006 through November 30, 2006	–	$ –	–	$ 93 million
December 1, 2006 through December 31, 2006	–	$ –	–	$ 93 million
Total	30,500 shares of common stock	$ 33.99	30,500 shares of common stock

A	In October 2002, the Board of Directors authorized a $200 million share repurchase program. In June 2006, the Board of Directors authorized an additional $200 million to be used for the share repurchase program. Prior to October 1, 2006, the corporation had repurchased approximately 9.5 million shares of its common stock for a total cost of $306 million. For all of 2006, the company had repurchased approximately 7.5 million shares of its common stock for a total cost of $263 million, or an average cost per share of $35.16.

10K -24-

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2006A	2005A	2004A	2003A	2002A

Revenues	$1,627	$1,576	$1,528	$1,196	$1,137
Operating IncomeB	461	448	477	303	338
Interest Expense, net	133	109	111	117	103
Income before Income Taxes	328	339	366	186	235
Provision (Benefit) for Income Taxes	13	8	27	(6)	2
Income from Continuing Operations	315	331	339	192	233
Gain on Sale of Properties, net of tax	–	23	23	–	–
Cumulative Effect of Accounting Change, net of taxC	2	–	–	–	–
Net Income	317	354	362	192	233

Non-Cash Items
Depreciation, Depletion and AmortizationD	128	113	114	108	106
Basis of Real Estate SoldE	85	124	134	66	28

Balance Sheet Items
Total Assets	4,661	4,812	4,378	4,411	4,299
Total Debt, including Timber Obligations	2,333	2,241	1,897	2,076	1,884

Earnings per Share
Income from Continuing Operations
Basic	$1.75	$1.80	$1.85	$1.05	$1.26
Diluted	$1.74	$1.79	$1.84	$1.04	$1.26
Net Income
Basic	$1.76	$1.92	$1.97	$1.05	$1.26
Diluted	$1.75	$1.92	$1.97	$1.04	$1.26
Dividends Declared per Share	$1.60	$1.52	$1.42	$1.40	$1.49
Harvest Volume (in million tons)	21.0	19.2	18.6	19.0	19.3

A	During 2006, Plum Creek acquired approximately 98,000 acres of timberlands for $111 million. Timberlands disposed during 2006 were approximately 112,000 acres. During 2005, Plum Creek acquired approximately 754,000 acres of timberlands for $501 million. Timberland dispositions during 2005 were approximately 232,000 acres. During 2004, Plum Creek acquired approximately 78,000 acres of timberlands for $66 million and disposed of approximately 377,000 acres. During 2003, the company acquired 139,000 acres of timberlands for $162 million and disposed of 125,000 acres. During 2002, the company acquired 307,000 acres of timberlands for $141 million and sold 37,000 acres.

B	Includes $14 million gain in 2006 from the settlement of the Canadian Lumber dispute. See Note 1 of the Notes to Financial Statements.

C	Includes impact of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006. See Note 1 of the Notes to Financial Statements.

D	Includes a $2 million loss in 2005 from hurricane damage, a $9 million lumber mill impairment loss in 2004 and $4 million loss related to forest fires in 2003.

E	Includes impairment losses on sales of timberlands expected to close within a twelve-month period of $2 million in 2006, $1 million during 2005, $21 million during 2004 and $14 million in 2003.

10K -25-

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

Overview

2006 OPERATING PERFORMANCE COMPARED TO 2005

Operating income increased by $13 million to $461 million in 2006. This increase was due primarily to the one-time gain of $14 million in connection with the settlement of the Canadian Lumber dispute. (See Note 1 of the Notes to Financial Statements, “Other Operating Income”)

Operating income in our Northern Resources Segment increased by $6 million to $105 million in 2006. This increase was due primarily to $13 million of operating income associated with our November 2005 acquisition of 650,000 acres of timberlands in Michigan, offset in part by lower sawlog prices and higher per ton log and haul rates. Operating income in our Southern Resources Segment decreased by $39 million, or 18%, to $178 million. This decrease was due primarily to a weaker product mix, lower sawlog prices and higher per ton log and haul rates. During 2005, we substantially completed the conversion of numerous natural stands to plantations; and therefore, the percentage of large-diameter sawlogs harvested in 2006 decreased and the percentage of small-diameter sawlogs and pulpwood increased. Operating income decreased by $14 million as a result of this conversion.

Operating income from our Real Estate Segment increased by $42 million, or 31%, to $178 million. This increase was due primarily to our expanding real estate development business and selling a higher percentage of high-value properties and a lower percentage of low-value properties. During 2006, operating income associated with our real estate development business was $22 million compared to an operating loss of $7 million during 2005.

10K -26-

Operating income for our Manufactured Products Segment decreased by $7 million to $22 million. This decrease was due primarily to lower lumber prices, higher plywood manufacturing costs and higher MDF raw material costs, offset in part by higher MDF prices.

Our operating income in 2005 and 2006 has been significantly impacted by higher per ton log and haul rates. In our Northern Resources Segment, operating income was negatively impacted by $9 million in 2005 compared to 2004 and by an additional $8 million in 2006 compared to 2005. Additionally, in our Southern Resources Segment, operating income was negatively impacted by $10 million in 2005 compared to 2004 and by an additional $11 million in 2006 compared to 2005. The per ton increase in log and haul rates is due primarily to higher fuel costs and longer hauling distances.

Our 2006 earnings were also impacted by higher interest expense. Interest expense increased by $24 million, or 22%, to $133 million. This increase was due primarily to the issuance of $300 million senior notes due 2015 in connection with our acquisition of timberlands in Michigan for $345 million in November 2005 and our repurchase of approximately 7.5 million shares of our common stock for $263 million during 2006.

KEY ECONOMIC FACTORS IMPACTING OUR BUSINESS

Our operating performance is impacted primarily by the supply and demand for logs and wood products in the United States. The short-term supply of logs is impacted primarily by weather and the level of harvesting activities. The demand for logs in the United States is impacted by housing starts, repair and remodeling activities and the amount of imported lumber, primarily from Canada. During 2004 and 2005, housing starts were 1.96 million and 2.07 million, respectively. We believe housing starts in 2004 and 2005 were at unsustainable levels due to low interest rates and speculative buying. Housing starts during 2006 decreased by 12% to 1.82 million starts and are expected to decline further in 2007. The further decline is due in part to higher interest rates, increased inventory of unsold homes and higher vacancy rates. Thirty-year fixed-rate interest rates increased from 5.9% during 2005 to 6.4% during 2006. At the end of 2006, there was over a six month supply of new homes for sale compared to a four and one-half month supply at the end of 2005.

During 2006, the demand for sawlogs weakened due to mill shutdowns and curtailments as a result of the slowdown in home construction and repair and remodeling activity. Repair and remodeling activities decreased during 2006 and are expected to decline further during 2007 due to the decline in home sales and lower home price appreciation. The demand for sawlogs in 2007 is expected to remain weak until housing starts improve.

Currency exchange rates, tariffs and quotas, availability and cost of transportation, and the relative cost of manufacturing wood products impact imports of lumber and other wood products into the United States. Canadian imports into the U.S. capture a significant share (approximately 33%) of the U.S. lumber market. A U.S. industry coalition believes the Canadian government, which owns most of the timberlands in Canada, provides unfair subsidies by selling timber at below market prices. Prior to 2002, a trade agreement with Canada limited imports of lumber into the United States. Since May 2002, the U.S. has imposed duties on Canadian imports. Near the end of 2006, the U.S. and Canadian governments reached a negotiated settlement. Under the terms of the settlement, approximately $4 billion of the previously collected $5 billion in duties were refunded to Canadian lumber producers. Furthermore, the previously imposed duties were replaced with a system of tiered taxes and/or volume restrictions. It is too early to tell if the new system of excise taxes and volume restrictions will significantly impact lumber imports from Canada and therefore favorably impact the demand for sawlogs.

REAL ESTATE SALES AND DEVELOPMENT PROPERTIES

We estimate that included in our 8.2 million acres of timberlands are approximately 1.7 million acres of higher and better use timberlands and about 400,000 acres of non-strategic timberlands. The higher and better use timberlands are expected to be sold over the next 15 years for residential, recreational or conservation purposes. The non-strategic timberlands are expected to be sold over the next five years. Included within the 1.7 million acres of higher and better use timberlands are approximately 225,000 acres that will be developed either internally or through joint ventures.

During 2006, we sold approximately 60,000 acres of non-strategic timberlands and approximately 23,000 acres of higher and better use / recreational properties. We expect to significantly increase the number of acres we sell in 2007 in both of these categories. Sales are expected to remain at this higher level in future years; however, the mix between non-strategic timberland

10K -27-

sales and higher and better use / recreational property sales could change. Furthermore, in 2007 our average price per acre for non-strategic timberlands is likely to be lower than the price per acre we realized during 2006. Also, due to mix considerations, our average price per acre for higher and better use / recreational property sales are expected to be lower than the price per acre we realized during 2006.

We continued to grow our land development business during 2006. We have identified 95,000 acres with an estimated 125 properties that we expect to develop internally over the next 15 years. At December 31, 2006, we had 13 internal development properties entitled and an additional 32 in the planning process. Revenue from sales of development properties was $65 million during 2006, which included revenue of $43 million from one sale we had been working on for several years. We are continuing to build a portfolio of internal development projects we can bring to the market and expect to reach our level of sustained sales either in the second-half of 2007 or 2008. Our development business is conducted through our wholly-owned taxable REIT subsidiaries.

Additionally, we have identified 130,000 acres that we expect to develop through joint ventures. We have entered into six joint venture arrangements covering approximately 26,000 acres. We do not expect significant revenues from these joint venture arrangements during 2007. We are the minority partner in each of these joint ventures, and our involvement is limited to selling and/or contributing land and exercising certain protective rights. We expect to enter into additional joint venture arrangements during 2007.

HARVEST LEVELS

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood included in our annual harvest also impact our operating performance. During 2006, we harvested a total of 21.0 million tons compared to a total of 19.2 million tons during 2005. The 9% increase in harvest levels is due primarily to our November 2005 acquisition of 650,000 acres of timberlands in Michigan and a temporary increase in harvest levels to capture favorable log prices, especially during the first-half of 2006. We expect harvest levels during 2007 to range between 19.5 and 20.5 million tons. However, future harvest levels may vary from historic levels due to weak markets, to take advantage of favorable prices or due to factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by our sale of timberlands and the extent to which proceeds are reinvested in core timberlands.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Under different assumptions or conditions, actual results may differ from these estimates.

We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements:

REVENUE RECOGNITION

Timber sales revenues are recognized when legal ownership and the risk of loss transfer to the purchaser and the quantity sold is determinable. We sell timber under delivered log agreements and through sales of standing timber (or “stumpage”) using pay-as-cut contracts and lump-sum sale agreements.

(1) Delivered Log Sales. Under a delivered log sale agreement, we harvest the timber and deliver it to the buyer. Revenue is recognized when the log is delivered as risk of loss and title transfer to the buyer. With delivered log sales, we incur the cost of logging and hauling.

(2) Pay-as-Cut Contracts. Pay-as-cut contracts are agreements in which the buyer agrees to harvest all of the timber on a tract of land for an agreed upon price for each type of tree over the term of the contract (usually 12 to 18 months). In some cases, an advance is received in connection with pay-as-cut contracts. In other cases, the buyer agrees to harvest only certain trees on a tract of land. Under pay-as-cut contracts, the buyer is responsible for all logging and hauling costs. Revenue is recognized when the timber is harvested, as title and risk of loss has transferred to the buyer. Total revenue recognized under a pay-as-cut contract is the total volume of wood removed multiplied by the unit price for each type of tree.

10K -28-

(3) Lump-sum Sale Agreements. Under a lump-sum sale agreement, the buyer and seller agree to a total (“lump-sum”) price for all the timber available for harvest on a tract of land. Generally, the lump-sum price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is harvested. Lump-sum sales are generally marketed and sold to the highest bidder. Bids are typically based on a timber cruise, which is an estimate of the total volume of timber on a tract of land broken down by the various types of trees (such as softwood sawlogs, hardwood pulpwood, etc.). Under a lump-sum sale, the buyer is responsible for all logging and hauling costs. Total revenue recognized under a lump-sum sale contract (usually 12 to 18 months) is the amount of the highest bid, and is not dependent upon the volume or type of trees actually harvested.

Since revenue is recognized under a lump-sum sale agreement as the timber is cut, we estimate the amount of revenue to recognize each month based on actual harvested volume compared to the total volume available for harvest according to the timber cruise. We generally receive weekly information from the buyer reporting how much volume has been harvested. Additionally, we gather information by observing the tract to estimate the timber volume harvested. In most cases, the total volume harvested from a tract of land is different than the volume estimated in the timber cruise. If the total volume harvested is greater than the cruise-estimated volume, we will stop recognizing revenue once the total revenue recognized is equal to the total lump-sum contract price. No revenue will be recognized for volumes harvested in excess of the cruise-estimated volume. If the total volume removed is less than the cruise-estimated volume, an adjustment will be recorded in the month in which we learn of the difference. The adjustment is an increase in revenue equal to the difference between the total revenue recognized to date and the total lump-sum contract price. Finally, for our larger lump-sum contracts, which cover multiple tracts, we adjust revenues at the end of each accounting period for any known trends in the tracts that have been completely harvested. For lump-sum contracts completed during the past twelve quarters, our largest quarterly adjustment to record the difference between estimated lump-sum revenues and actual revenues has been $0.6 million.

The following table summarizes amounts recognized under each method from sales to external customers in the company’s consolidated financial statements for the years ended December 31 (in millions):

	2006	2005

Revenues from:
Delivered log sales	$666	$626
Pay-as-cut sales	$57	$61
Lump-sum sales	$55	$47

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, approximately one-third of our timber sales consists of either pay-as-cut contracts or lump-sum sales. Since under both pay-as-cut contracts and lump-sum sales the buyer is responsible for the logging and hauling costs, the operating profit as a percentage of revenue is significantly higher in our Southern Resources Segment.

(4) Real Estate Sales. We estimate that included in the company’s approximately 8.2 million acres of timberlands are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. The timing of real estate sales is a function of many factors, including the availability of government and not-for-profit funding, the general state of the economy, the ability to obtain entitlements, the plans of adjacent landowners, our expectation of future price appreciation and the timing of harvesting activities. As a result, the timing of our real estate sales may materially impact our reported operating income and net income.

During 2006, the Real Estate Segment reported an operating profit percentage of approximately 58%. We estimate our Real Estate Segment’s annual operating profit percentage could range from 35% to 70% of revenues. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, the sale of conservation easements will have an operating profit percentage of close to 100% because no book basis is allocated to this type of revenue. Sales of recently acquired properties will generally have relatively lower operating profit percentages while sales of properties held for a long time will tend to have relatively higher operating profit percentages. Sales of timberlands owned by Plum Creek prior to The Timber Company merger, which, for accounting purposes, were deemed acquired as of the merger date, will thus have lower operating profit percentages since these properties were recorded at appraised value as of October 2001.

10K -29-

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

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate our ability to recover the net investment in long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value (net book value) of the assets exceeds the estimated future undiscounted cash flows attributable to those assets over their expected useful life. Impairment losses are measured by the extent to which the carrying value of a group of assets exceeds the fair value of such assets at a given point in time. When the fair values of the assets are not available, we estimate the fair values by using the discounted expected future cash flows attributable to the assets. The cash flows are discounted at the risk-free rates of interest. Future cash flow estimates are based on probability-weighted projections for a range of possible outcomes. Furthermore, SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets held for sale when the carrying value of the assets exceeds an amount equal to their fair value less selling costs.

We have grown substantially through acquisitions in recent years. The purchase price of these acquisitions has been allocated to our Timber and Timberlands (including Assets Held for Sale and Real Estate Development Properties) and Property, Plant and Equipment. The allocation of the purchase price in a business combination is highly subjective. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. SFAS No. 144 requires that long-lived assets be grouped and evaluated for impairment at the lowest level for which there are independent cash flows. We track cash flows for our 8.2 million acres of timberlands by grouping them into eight geographic areas in the Northern Resources Segment and eight geographic areas in the Southern Resources Segment. Additionally, we track cash flows for each of our ten manufacturing facilities.

(1) Timber and Timberlands Used in Our Business. SFAS No. 144 provides that for assets used in a business, an impairment loss is recorded only when the carrying value of those assets is not recoverable through future operations. The recoverability test is based on undiscounted future cash flows over the expected life of the assets. We use one harvest cycle (which ranges between 20 and 90 years) for evaluating the recoverability of our timber and timberlands. Because of the inherently long life of timber and timberlands, we do not expect to incur an impairment loss in the future for the timber and timberlands used in our business.

(2) Timber and Timberlands Held for Sale. SFAS No. 144 provides that an impairment loss is recognized for long-lived assets held for sale when the carrying value of those assets exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer, and the sale is expected to close within one year. During 2006, the above criteria were met by a number of our timberland properties, and we recognized impairment losses of $2 million. Similarly, we recognized impairment losses of $1 million in 2005 and $21 million during 2004 in connection with timberlands held for sale (see Note 3 of the Notes to Financial Statements.) We expect to continue to sell or exchange non-strategic timberlands to other forest products companies or non-industrial investors, and it is probable that we will recognize, in accordance with SFAS No. 144, additional impairment losses in the future in connection with sales of non-strategic timberlands.

10K -30-

In accordance with SFAS No. 144, an impairment loss is generally not recorded until management has concluded that it is probable (i.e., likely) that timberlands will be sold within the next 12 months. For many properties that are currently being actively marketed, it is difficult to conclude whether they will be sold within one year and estimate the price. Nevertheless, management performs a probability assessment for all properties that are being actively marketed and records an impairment loss (to the extent the property’s book basis exceeds its estimated fair value net of selling cost) in the quarter in which management has concluded it is likely the property will be sold within 12 months based on its best estimate of fair value.

(3) Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our ten manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful life of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs, volumes of product sold, and residual value of the facility. During the fourth quarter of 2004, we recognized an impairment loss of $9 million in connection with one of our lumber mills due to a declining supply of logs. The availability of logs in close proximity to our mills has been declining and is expected to decline further in the future. We currently estimate that the carrying value for our ten manufacturing facilities is recoverable through future operations and that our estimate of future cash flows is reasonable. However, if wood product prices were to remain weak at current levels for an extended period of time, or if log or raw material availability declines more than expected, the company may be required to record an impairment loss for one or more of its manufacturing facilities in a future period.

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

10K -31-

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2006	2005

Depletion Expense
Northern Resources Segment	$ 26	$20
Southern Resources SegmentA	56	51

Total depletion expense	$ 82	$71

Average Depletion Rates (per ton)
Northern Resources Segment	$3.82	$3.65
Southern Resources Segment	$3.95	$3.75
Assumptions Used to Determine the Average Depletion Rates
Estimated future silviculture costs, including the impact of inflation
Northern Resources Segment	$55	$57
Southern Resources SegmentB	$434	$407
Estimated future volume (in million tons)
Northern Resources Segment	329	329
Southern Resources SegmentC	435	452
Sensitivity of Results to Changes in Key Assumptions
Increase in depletion expense for a 10%:
Increase in estimated future silviculture costsD
Northern Resources Segment	$0.1	$0.1
Southern Resources Segment	$1.3	$1.2
Decrease in estimated future volumeE
Northern Resources Segment	$2.9	$2.2
Southern Resources Segment	$6.2	$5.7

A	Depletion expense for 2005 includes a $2 million loss, representing the book basis of timber volume destroyed as a result of severe winds from Hurricane Katrina.

B	Reflects an increase in our estimates of future costs associated with fertilization treatments due to higher chemical and application costs and more acres treated.

C	Decrease in estimated future volumes from 2005 is due primarily to the timing of replanting timber stands following final harvest.

D	Assumes future timber volumes do not change.

E	Assumes future silviculture costs do not change.

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

We have invested in technology that enables us to predict our current standing inventory of trees, future growth rates, and the benefits of scientific advancements in connection with seedlings, planting techniques and fertilizer applications. Therefore, while estimates with respect to depletion computations will be revised at least annually, we do not expect the depletion rates will change materially from year to year.

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

10K -32-

As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) if the company makes a taxable disposition of certain property acquired in the merger with The Timber Company within the ten-year period following the merger date. The built-in gains tax applies to gains from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. Built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. The built-in gains tax does not apply to income generated from the harvesting and sale of timber.

In connection with our merger with The Timber Company, we wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability relates to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2006, the $11 million deferred income tax liability was reduced by $1 million due to the payment of tax in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we remeasure the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax each quarterly reporting period. In 2005, we reduced the deferred tax liability to $5 million and correspondingly recorded a deferred tax benefit of $5 million. Based on projected timberland sales subject to the built-in gains tax for the period December 31, 2006 to October 6, 2011, and our ability to successfully reinvest proceeds in like-kind properties, we estimate we need a deferred tax liability of $5 million. As a result, no adjustment to the deferred tax liability associated with expected sales of timberlands subject to the built-in gains tax was made in 2006.

It is likely that actual timberland sales subject to the built-in gains tax over the ten-year period will be greater than, or less than, our current projection. An adjustment to earnings will be required in the period in which it is determined that timberland sales subject to the built-in gains tax will be greater than, or less than, our current projection.

ACCOUNTING FOR SHARE-BASED COMPENSATION

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, value management awards and dividend equivalents. See Note 11 of the Notes to Financial Statements.

The company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) effective January 1, 2006. See Note 1 of the Notes to Financial Statements. Grants of both value management awards and dividend equivalents represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both value management awards and dividend equivalents will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of value management awards and dividend equivalents as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for value management awards and dividend equivalents are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Fair values for value management awards and dividend equivalents are computed based on our historical relative total shareholder return compared to the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period (“Peer Group”). The simulated total shareholder return of the company and the Peer Groups is computed using a Monte Carlo simulation. The key assumptions used in the simulation of the company’s and the Peer Group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that our current quarterly dividend of the company’s common stock of $0.42 per share will remain constant through the end of the performance period.

10K -33-

The fair value liability for outstanding value management awards and dividend equivalents at December 31, 2006 was $10 million, which is based on the current fair value of outstanding awards multiplied by the percentage of months worked during the performance period. The liability at December 31, 2006 could range between $7 million and $17 million based on the possible fair value of all outstanding liability based awards. In accordance with SFAS No. 123(R), we could have a material adjustment to our share-based compensation liability to the extent there is a material change in the fair value of our value management awards and dividend equivalents during the quarter.

PENSIONS

Plum Creek provides pension benefits under defined benefit pension plans that cover substantially all of our employees. See Note 10 of the Notes to Financial Statements. We maintain a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. Participants’ benefits generally vest after five years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year treasury bond rate. Furthermore, employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of the last 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

Plum Creek’s contributions to its qualified pension plan vary from year to year, but the company has made at least the minimum contributions required by law in each year. Generally, we intend to fund our qualified pension plan annually by either the value of the benefits earned during the year or, if more, the amount such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (“ABO,” the approximate actuarially computed current pension obligation if the plan was discontinued). The company has the same funding policy for the non-qualified plan. However, assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors.

The computation of the company’s benefit obligation, pension cost and accrued pension liability under accounting principles generally accepted in the United States of America requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2006	2005

Assumptions Used to Determine the Benefit Obligation at December 31
Discount rateA	5.90%	5.75%
Rate of compensation increaseC	3.70%	3.70%

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.75%	5.75%
Expected long-term return on plan assetsB	7.75%	7.75%
Rate of compensation increaseC	3.70%	3.70%

A	The December 31, 2006, discount rate was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2006, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2006.

B	The expected long-term rate of return on plan assets assumption is based on the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio.

C	The assumed rate of increase of future compensation levels represents our long-term estimate of such increases on the basis of the composition of plan participants, past results and market expectations.

Other key assumptions used in the estimate include primarily those underlying the mortality table, and expected long-term rates for inflation, retirement and withdrawals, all of which are based on plan experience and standard actuarial methods but which are nevertheless subject to uncertainty.

10K -34-

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

The following table summarizes key financial measures and sensitivities to changes in assumptions for the years ended December 31 (in millions):

	2006	2005

Key Financial Measures
Pension expense	$8	$9
Cash pension plan contributions—qualified plan	5	9
Cash grantor trust funding—supplemental plans	1	2
Current accrued pension liabilityA	3	–
Non-current accrued pension liabilityA	31	17
Sensitivity to Changes in Key Assumptions
Increase in pension expense for every 0.25 percentage point:
decrease in long-term rate of return on plan assets	$0.2	$0.2
decrease in weighted-average discount rate	0.7	0.7
increase in rate of increase in compensation levels	0.2	0.2
Increase in qualified pension funding for every 0.25 percentage point decrease in weighted-average discount rate	$3.7	$3.7

A	We adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”) on December 31, 2006. Under SFAS No. 158, we are required to recognize the funded status for our defined benefit plans in our December 31, 2006, Consolidated Balance Sheet.

Assuming an average long-term rate of return on plan assets of 7.75%, a weighted-average discount rate of 5.90% for 2007 and 6.20% for 2008 and beyond, and a 3.70% rate of increase in compensation levels, we project that our annual pension expense for 2007 and 2008 will be approximately $8 million each and for 2009 and 2010 will be $9 million each. Over the same time period, the annual cash funding required under our present funding policy and current funding rules for the qualified pension plan is expected to be approximately $5 million annually through 2009 and $6 million in 2010. Given the well-funded nature of the plan, we believe the Pension Protection Act of 2006 will not have a material affect on our funding requirements.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. Our consolidated financial statements reflect all of the operations and assets and liabilities of the company. As of December 31, 2006, the company has entered into six joint venture agreements with land developers covering approximately 26,000 acres. We are the minority partner in each of these joint ventures, and our involvement is limited to selling and/or contributing land and exercising certain protective rights. The company also has an insignificant equity investment in an unconsolidated entity. Otherwise, the company has no other relationships with unconsolidated entities or financial partnership, such as entities referred to as structured finance or special purpose entities.

During the second quarter of 2006, we entered into two treasury-lock arrangements to secure current long-term interest rates in connection with our issuance of $225 million of senior notes due 2015. See Note 6 of the Notes to Financial Statements. These transactions were settled for a net gain of $0.9 million. In November 2006, the company entered into a purchase commitment to supply natural gas to our manufacturing facilities, which expires in March 2007. The contract, which is a derivative, was designated as a normal purchase under the terms of SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. As of December 31, 2006, the company’s remaining purchase obligation under this contract was $0.8 million. The company is not a party to any other derivative transactions.

10K -35-

The following table summarizes our contractual obligations at December 31, 2006 (in millions):

		Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debtA	$ 2,938	$ 239	$ 548	$ 1,214	$ 937
Operating lease obligations	27	5	8	5	9
Timber obligations	10	1	2	2	5
Long-term incentive plans	10	4	6	–	–
Purchase obligationsB	39	31	8	–	–
Other long-term liabilitiesC	–	–	–	–	–

Total Contractual Obligations	$ 3,024	$ 280	$ 572	$ 1,221	$ 951

A

In addition to principal, long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt of $114 million (Less than one year), $201 million (1-3 years), $154 million (3-5 years), and $144 million (More than 5 years). As we expect borrowings outstanding under our line of credit to vary, only repayment of principal is included. Interest expense related to our line of credit was $10 million in 2006.

B

Purchase obligations are comprised primarily of $13 million for third-party logs for our plywood and sawmill facilities, $5 million for contract services for freight and logging, $5 million for raw materials for our MDF facilities, $4 million for real estate commitments, and $3 million for reforestation and silviculture.

C

We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2006, other long-term liabilities include workers’ compensation of $9 million, deferred compensation obligations of $8 million, non-qualified pension obligations of $23 million (including $3 million classified as a current liability), and qualified pension obligations of $11 million. We expect to fund approximately $3 million for workers’ compensation payments in 2007. We have made contributions to our qualified pension plan such that the fair value of the pension plan assets at December 31, 2006, exceeds the actuarially computed accumulated benefit obligation. As a result of this funding level, there are no qualified pension funding obligations at December 31, 2006. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2006, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $8 million. Additionally, at December 31, 2006, the fair value of assets in the other grantor trust and the actuarially computed accumulated benefit obligation for our non-qualified pension plans was $19 million each. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. See Notes 8 and 10 of the Notes to Financial Statements.

Events and Trends Affecting Operating Results

HARVEST PLANS

We determine our annual roundwood (sawlogs and pulpwood, including stumpage sales) harvesting plans based on a number of factors. At the stand level, ranging in size from 10 to 200 acres, we consider the age, size, density, health and economic maturity of the timber. A stand is a contiguous block of trees of a similar age, species mix and silvicultural regime. At the forest level, ranging in size from 100,000 to almost 1,000,000 acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, certain external conditions such as supply agreements, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands. Harvest scheduling is the technical approach using computer modeling that considers all of the above factors along with forest growth rates and financial assumptions to project future harvest plans for a number of years forward.

Our actual harvest levels may vary from planned levels due to log demand, sales prices, the availability of timber from other sources, the level of timberland sales and acquisitions, the availability of legal access, abnormal weather conditions, fires and other factors outside of our control. We believe that our harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs. Furthermore, future harvest levels will be impacted by both our planned sales of non-strategic and higher and better use timberlands. The impact will depend on the level and extent we are able to reinvest proceeds in productive timberlands and the stocking levels and age class distribution of any newly acquired timberlands.

10K -36-

Harvest levels in the Northern Resources Segment were 6.8 million tons (60% sawlogs and 40% pulpwood) during 2006 and 5.4 million tons (66% sawlogs and 34% pulpwood) during 2005. Our harvest levels and change in mix were due primarily to our acquisition of 650,000 acres of timberland in Michigan during the fourth quarter of 2005. Excluding the Michigan timberlands, our harvest levels were 5.9 million tons (65% sawlogs and 35% pulpwood) during 2006. We expect harvest levels in the Northern Resources Segment in 2007 to decrease between 7% and 13% from 2006; however, the log mix is expected to remain consistent with 2006.

Harvest levels in the Southern Resources Segment were 14.1 million tons (47% sawlogs and 53% pulpwood) during 2006 and 13.8 million tons (51% sawlogs and 49% pulpwood) during 2005. In 2007, we expect harvest levels will be flat to 4% lower from 2006 and the log mix in the Southern Resources Segment is expected to remain consistent with 2006.

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

On October 13, 2006, a definitive agreement was signed establishing a system of tiered taxes and/or volume restrictions that will be in effect for a period of seven years. Generally, the agreement provides that no import restrictions would be imposed on Canadian lumber shipments to the U.S. when the published composite price for lumber is higher than $355 (per thousand board feet). Below that level, a tiered export tax would be triggered. The impact of the taxes could be mitigated by fluctuations in the rate of exchange between U.S. and Canadian dollars.

Notwithstanding the signing of a definitive agreement between the U.S. and Canadian governments, there can be no assurance that the agreement will effectively create a fair trade environment. Therefore, downward pressure on domestic timber and lumber prices caused by Canadian imports could continue or increase.

COMPARABILITY OF FINANCIAL STATEMENT PERIODS

Acquisitions and Divestitures. We have pursued and expect to continue to pursue both the acquisition and divestiture of timberlands to increase the value of our assets. During 2006, we acquired 98,000 acres of timberlands, located primarily in Oregon. During 2005, we acquired 754,000 acres of timberlands, located in Northern Michigan, Arkansas and Florida. During 2004, we acquired 78,000 acres of timberlands located in Arkansas and Maine. We sold approximately 112,000 acres of timberlands in 2006, 232,000 acres in 2005, and 377,000 acres in 2004. As a result of these timberland acquisitions and dispositions, our ownership was 8.2 million acres at December 31, 2006, 8.2 million acres at December 31, 2005, and 7.8 million acres at December 31, 2004. Accordingly, the comparability of periods covered by the company’s financial statements is, and in the future may be, affected by the impact of timberland acquisitions and divestitures.

10K -37-

Results of Operations

The following table compares Operating Income (Loss) by Segment for the years ended December 31 (in millions):

	2006	2005	2004

Northern Resources	$ 105	$ 99	$ 97
Southern Resources	178	217	203
Real Estate	178	136	149
Manufactured Products	22	29	56
Other	16	13	9

Total Segment Operating Income	499	494	514
Other Costs & Eliminations	(53)	(48)	(42)
Gain from Canadian Lumber Settlement	14	–	–
Other Operating Income (Expense), net	1	2	5

Operating Income	$ 461	$ 448	$ 477

2006 COMPARED TO 2005

Northern Resources Segment. Revenues increased by $66 million, or 19%, to $413 million in 2006. Excluding revenues associated with our November 2005 acquisition of 650,000 acres of timberlands in Michigan (“Michigan acquisition”), revenues increased by $21 million, or 6%, to $364 million. This increase of $21 million was due primarily to higher harvest levels ($37 million), offset in part by lower softwood sawlog prices ($6 million) and a weaker product mix from log sales ($5 million).

Harvest levels increased by approximately 11% over the prior year’s harvest levels of 5.4 million tons due primarily to a temporary increase in harvest levels to take advantage of favorable log prices, especially during the first half of 2006. Softwood sawlog prices during 2006 were 2% lower than during 2005; however, softwood sawlog prices during the fourth quarter of 2006 were 9% lower than during the same period in the prior year. The lower prices are primarily due to mill curtailments as a result of weak lumber and plywood prices and the significant decline in housing starts. The weaker product mix (higher percentage of pulpwood sales and lower percentage of sawlog sales) is primarily due to the temporary increase in the harvesting of hardwood pulpwood stands to take advantage of favorable log prices.

Excluding the impact of our Michigan acquisition, operating income was 25% of its revenues for 2006, and 29% for 2005. This decrease was due primarily to higher per ton log and haul rates and lower softwood sawlog prices. Segment costs and expenses increased by $60 million, or 24%, to $308 million. Excluding costs and expenses associated with our Michigan acquisition, costs and expenses increased by $27 million, or 11%, to $272 million. This increase of $27 million was due primarily to higher log and haul and depletion cost ($19 million) as a result of higher harvest levels and higher per ton log and haul rates ($8 million). Log and haul rates increased by approximately 4% due to higher fuel costs and longer hauling distances.

Southern Resources Segment. Revenues decreased by $22 million, or 4%, to $479 million in 2006. This decrease was due primarily to a weaker product mix from log sales ($14 million) and lower sawlog prices ($11 million).

During 2005, we substantially completed the conversion of numerous natural stands to plantations in order to improve growth rates. As a result of this conversion, our product mix has changed whereby the percentage of large-diameter sawlogs harvested during 2006 has decreased and the percentage of small-diameter sawlogs and pulpwood harvested has increased. Sawlog prices during 2006 were 3% lower than during 2005; however, sawlog prices during the fourth quarter of 2006 were 10% lower than during the same period in the prior year. The lower prices are primarily due to mill curtailments as a result of weak lumber and plywood prices and the significant decline in housing starts.

Southern Resources Segment operating income was 37% of its revenues for 2006, and 43% for 2005. This decrease was due primarily to a lower percentage of high-value sawlogs in the sales mix, lower sawlog prices, and higher per ton log and haul rates. Segment costs and expenses increased by $17 million, or 6%, to $301 million in 2006. This increase was due primarily to higher log and haul cost per ton ($11 million). Log and haul rates increased by approximately 7% due to higher fuel costs and longer hauling distances.

10K -38-

Real Estate Segment.

	Year Ended December 31, 2006			Year Ended December 31, 2005

Property	Acres Sold	Revenues (Millions)	Revenue Per Acre	Acres Sold	Revenues (Millions)	Revenue Per Acre

Small Non-Strategic	60,095	$ 96	$ 1,585	148,200	$ 160	$ 1,075
Large Non-Strategic	–	–	–	40,000	31	780
Conservation	24,385	41	1,695	22,600	26	1,151
Higher and Better Use / Recreational	22,770	93	4,070	21,000	59	2,814
Development Properties	4,325	65	15,125	200	3	14,500
Conservation Easements	N/A	13	885	N/A	13	450

Total	111,575	$ 308		232,000	$ 292

Revenues increased by $16 million to $308 million in 2006. This increase is due primarily to the sale of development properties ($62 million), the timing and location of sales of higher and better use properties ($34 million) and conservation properties ($15 million), offset in part by a decrease in the sales of small non-strategic properties ($64 million) and no large, non-strategic timberland sales during 2006 ($31 million). The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. Development properties revenue increased in 2006 due primarily to the sale of a large development project for proceeds of $43 million and the continued expansion of our real estate development business. This large development, which the company has been working on for several years, consisted of approximately 1,900 acres of land in King County, Washington. (See Part I, Item 1. Business, “Real Estate Segment” for a summary of internal development properties and joint venture arrangements.)

Average price per acre for small non-strategic land sales was $1,585 during 2006 compared to $1,075 per acre during 2005. Compared to prices realized during 2006, the majority of our remaining small non-strategic acres will likely have a lower price per acre. Average price per acre for higher and better use / recreational land sales was $4,070 during 2006 compared to $2,814 per acre during 2005. Due to increased competition in several of our markets with the highest per acre prices for our higher and better use / recreational properties, we may shift our sales mix to regions that tend to have lower per acre prices for our higher and better use / recreational properties. As a result, during 2007, we expect that our higher and better use / recreational properties will have a lower average price per acre. Each year we adjust our sales mix to capture value in the strongest markets.

The company employs an ongoing process designed to identify the long-term best use for each of its properties to guide the investment and management decisions on each property. Currently, our 8.2 million acres includes 6.1 million acres of core timberlands, approximately 400,000 acres of timberlands considered to be non-strategic, and 1.7 million acres of timberlands with higher value for uses other than growing timber. The non-strategic timberlands generally consist of small tracts and are expected to be sold over the next five years. The 1.7 million acres with higher value are further segmented into three categories: conservation (500,000 acres); recreation and higher and better use properties (1,000,000 acres); and those properties we expect to develop (225,000 acres) through a wholly-owned taxable REIT subsidiary. The higher value properties, located throughout our ownership, may be sold over approximately the next 15 years. The company’s evaluation of the best economic use and future plans for its timberlands will change as markets for timber and alternative land uses evolve. As these changes occur, additional core timberlands may be categorized as conservation, higher and better use, or development properties. Until these properties are sold, they will continue to be used productively in our business of growing and selling timber. We expect revenues from real estate sales during 2007 to range between $330 million and $350 million from the sale of 150,000 to 190,000 acres. We estimate these sales will consist of 80,000 to 100,000 acres of non-strategic acres, 4,000 to 8,000 acres of development and joint venture acres and the remainder from the sales of higher and better use and conservation acres.

The Real Estate Segment operating income as a percent of revenue was 58% for the period ended December 31, 2006, compared to 47% for the same period in 2005. This increase was due primarily to selling a greater percentage of lower value timberlands during 2005, including 40,000 acres of large, non-strategic timberlands that were sold for a nominal gain. Real Estate Segment costs and expenses decreased by $26 million to $130 million in 2006. This decrease was due primarily to

10K -39-

selling fewer acres during 2006 ($58 million), offset in part by higher costs associated with our development business ($34 million). Costs associated with our development business were $44 million for 2006 compared to $10 million in 2005, with approximately half of the development business costs in 2006 associated with the large project sold in King County, Washington. The remainder of the increase in development costs was due to higher staffing levels, basis and selling costs for lot sales, and investigatory and feasibility costs in connection with the expansion of this business.

Manufactured Products Segment. Revenues decreased by $11 million, or 2%, to $493 million in 2006. This decrease was due primarily to lower lumber prices ($4 million), lower lumber sales volume ($16 million), and lower plywood sales volume ($10 million), offset in part by higher MDF prices ($13 million) and higher MDF sales volume ($3 million). Lumber sales volume decreased by 7% due primarily to production curtailments as a result of a declining log supply and weak lumber prices. Lumber prices for 2006 were 5% lower than during 2005; however, lumber prices during the fourth quarter of 2006 were 11% lower than during the same period in the prior year due to the sharp decline in housing starts. Housing starts in the U.S. during 2006 were 12% lower compared to 2005.

Plywood sales volume decreased by 7% due primarily to a declining supply of high-grade plywood logs in the region and increased competition from commodity plywood mills. Plywood prices for 2006 were slightly higher than 2005; however, plywood prices during the fourth quarter of 2006 were 8% lower than during the fourth quarter of 2005. This price decline was due primarily to increased competition from commodity plywood producers which have targeted sales to industrial customers as a result of the slow down in home construction. MDF prices increased an average of 9% for all of 2006 due primarily to a mix shift to higher value products and supply constraints due to recent North America mill closures.

Manufactured Products Segment operating income was 5% of its revenues for 2006 and 6% for 2005. Manufactured Products Segment costs and expenses decreased by $4 million, or 1%, to $471 million in 2006. This decrease of $4 million was due primarily to lower lumber sales volume ($12 million) and lower plywood sales volume ($9 million), offset in part by higher plywood manufacturing costs ($8 million) and higher MDF raw material costs ($9 million). Plywood manufacturing costs increased due primarily to the increased costs associated with manufacturing higher value products. MDF raw material costs increased due primarily to higher resin (due to higher energy costs) and wood fiber (due to regional fiber shortage) costs.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $53 million in 2006, compared to a decrease of $48 million in 2005. This increase of $5 million was due primarily to increased costs associated with information technology, strategic business development, and financial and tax reporting. Other Costs and Eliminations increased by 10% during 2006 and are expected to increase by another 10% in 2007 for similar reasons.

Gain from Canadian Lumber Settlement. In 2006, a definitive agreement was signed between the U.S. and Canadian governments to settle the long-standing dispute over Canadian lumber imports. Under the terms of the agreement, approximately $500 million of deposits collected by the U.S. was paid to members of the U.S. industry coalition. As a member of the coalition, we received a pro rata share of these funds totaling $14 million ($13 million, net of tax).

Interest Expense, net. Interest expense (net of interest income) increased $24 million, or 22%, to $133 million in 2006. This increase was due primarily to the issuance of $300 million of senior notes in connection with our November 2005 Michigan timberland acquisition and our repurchase of approximately 7.5 million shares of common stock for $263 million in 2006. The share repurchase was funded by using a combination of cash and debt financing.

Provision for Income Taxes. The provision for income taxes was $13 million for 2006 compared to $8 million for 2005. This change of $5 million is due primarily to a remeasurement of our Deferred Tax Liability in 2005, which reduced tax expense for 2005 by $5 million. This remeasurement was related to projected sales of timberlands that are subject to built-in gains tax during the ten-year period ending October 6, 2011, that were acquired in connection with our merger with The Timber Company.

In addition to corporate-level income tax on certain non-REIT activities conducted through various wholly-owned taxable REIT subsidiaries, the company is subject to built-in gains tax on certain property dispositions as a consequence of our October 6, 2001 merger with The Timber Company. Our merger with The Timber Company involved merging a taxable entity into a nontaxable entity, and as a result, Plum Creek will generally be subject to corporate-level income tax (built-in gains tax) if the company makes a taxable disposition of certain property acquired in the merger within the ten-year period following the merger date. However, the tax is generally not payable to the extent proceeds from such dispositions are reinvested in qualifying like-kind replacement property.

10K -40-

In connection with our merger with The Timber Company, we wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability relates to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2006, the $11 million deferred income tax liability was reduced by $1 million due to the payment of tax in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we remeasure the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax each quarterly reporting period. In 2005, we reduced our deferred tax liability associated with timber and timberlands by $5 million and correspondingly recorded a deferred tax benefit of $5 million. Based on projected timberland sales subject to the built-in gains tax for the period December 31, 2006 to October 6, 2011, and our ability to successfully reinvest proceeds in like-kind properties, we estimate we need a deferred tax liability of approximately $5 million. As a result, no adjustment to the deferred tax liability associated with built-in gains tax was made in 2006.

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

Northern Resources Segment operating income was 29% of its revenues for 2005 and 30% for 2004. Segment costs and expenses increased by $20 million, or 9%, to $248 million in 2005. This increase was primarily due to higher per ton log and haul rates ($12 million) and higher harvest volume. Log and haul cost on a per ton basis increased by 7% due primarily to higher fuel costs. Segment expenses in 2005 included $3 million as a result of our harvesting on recently acquired timberlands in Michigan.

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

Southern Resources Segment operating income was 43% of its revenues for 2005 and 44% for 2004. Southern Resources Segment costs and expenses increased by $28 million, or 11%, to $284 million in 2005. This increase was due primarily to an increase in log and haul costs as a result of a higher percentage of delivered log sales compared to sales of standing timber, increased harvesting volume, and higher fuel costs. The per ton rate increase for log and haul costs, which increased costs and expenses by $11 million, was due primarily to higher fuel costs.

10K -41-

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

Real Estate Segment.

	2005			2004
Property	Acres Sold	Revenues (Millions)	Revenue Per Acre	Acres Sold	Revenues (Millions)	Revenue Per Acre

Small Non-Strategic	148,200	$ 160	$ 1,075	34,000	$ 42	$ 1,230
Large Non-Strategic	40,000	31	780	255,000	133	520
Conservation	22,600	26	1,151	65,000	73	1,125
Higher and Better Use / Recreational	21,000	59	2,814	21,100	52	2,450
Development Properties	200	3	14,500	50	3	61,000
Conservation Easements	N/A	13	450	N/A	–	–

Total	232,000	$ 292		375,150	$ 303

Revenues decreased by $11 million to $292 million in 2005. Excluding revenues from the large, non-strategic timberland sales, revenues increased $91 million to $261 million for 2005, compared to $170 million for 2004. This increase is due primarily to an increase in land sales activity as the company executes its strategy of selling non-strategic timberlands. Large, non-strategic timberland sales excluded, the sales of our conservation and small non-strategic timberlands accounted for approximately 90% of the acres sold during 2005 compared to 82% of the acres sold during 2004. Higher and better use timberland sales represented approximately 10% of the acres sold during 2005 compared to 18% of the acres sold during 2004.

Real Estate Segment operating income was 47% of its revenues for 2005, compared to 49% for 2004. Real Estate Segment costs and expenses increased by $2 million to $156 million in 2005. This increase was due primarily to an increase in land sales activity associated with small parcels of non-strategic timberlands ($28 million, primarily land basis) and an increase in costs associated with development activities ($7 million), offset in part by a decrease in large, non-strategic timberland sales ($34 million, primarily land basis). Costs associated with our real estate development activities increased to $10 million in 2005 compared to $3 million in 2004 due primarily to new costs (e.g. investigatory, appraisals, feasibility studies, environmental and engineering studies, market analysis) associated with our expanding real estate development business.

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

Manufactured Products Segment operating income was 6% of its revenues for 2005 and 11% for 2004. This decrease was due primarily to lower lumber and plywood prices and higher energy and raw material costs. Manufactured Products Segment

10K -42-

costs and expenses increased by $13 million, or 3%, to $475 million in 2005. This increase was due primarily to higher log costs and higher energy prices. Log costs have increased due primarily to a declining supply of logs in Montana and favorable lumber and plywood prices. Energy costs, including the impact on resin prices, have increased by $5 million over the prior year.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $48 million in 2005, compared to a decrease of $42 million in 2004. This increase of $6 million was due primarily to higher corporate overhead associated with accounting and timber and timberland systems, and corporate compliance.

Other Operating Income (Expense), net. During 2004, we sold our working interest in our coalbed methane gas joint operating agreement to Geomet, Inc. for $27 million and recorded a gain of $5 million.

Interest Expense, net. Net interest expense decreased by $2 million to $109 million for 2005. This decrease was due primarily to the replacement of high interest rate debt with lower interest rate debt.

Provision for Income Taxes. The provision for income taxes was $8 million for 2005 compared to $27 million for 2004. This decrease of $19 million is due primarily to a $27 million decline in the operating income of the Manufacturing Products Segment (resulting in a lower tax expense of $11 million), a $5 million remeasurement of our Deferred Tax Liability, and the $5 million gain we recognized during the second quarter of 2004 from the sale of our coalbed methane gas working interest (resulting in a higher tax expense in the prior year of $2 million). See Note 4 of the Notes to Financial Statements for further discussion regarding the remeasurement of our Deferred Tax Liability.

Gain on Sale of Properties, net of tax. In December 2004, the company sold certain subsurface property rights (primarily coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia. The net gain, after reducing the proceeds for applicable book basis and income taxes, was $23 million. During the first quarter of 2005, the company sold its remaining coal reserves for a total gain of $20 million, net of selling costs and applicable income taxes. The company also sold other industrial mineral assets during the fourth quarter of 2005 for a total gain of $3 million, net of tax.

Financial Condition and Liquidity

	2006	2005	2004

SOURCES OF CASH:
Operations	$ 527	$ 552	$ 594
Changes in Working Capital	29	(36)	(12)
Cash from Stock Option Exercises	7	9	12
Cash from Other Asset Sales	2	29	46
Increase Debt Obligations, net	93	341	–
Other Cash Changes, net	2	(3)	(1)

Total Sources of Cash	$ 660	$ 892	$ 639
USES OF CASH:
Returned to Stockholders:
Dividends	$ (290)	$ (279)	$ (260)
Common Stock Repurchases	(263)	(1)	–
Reinvest in the Business:
Capital Expenditures	(92)	(89)	(70)
Acquire Timberlands	(111)	(501)	(66)
Reduce Debt Obligations, net	–	–	(181)

Total Uses of Cash	(756)	(870)	(577)

Change in Cash and Cash Equivalents	$ (96)	$ 22	$ 62

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2006 totaled $556 million, compared to $516 million in 2005. The increase of $40 million was due primarily to a $65 million decrease in working capital, primarily as a result of a $51 million positive change related to the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property (primarily timberlands) or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180-days, or if the

10K -43-

exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During 2006, we received proceeds from an unsuccessful like-kind exchange while during 2005 we had numerous real estate sales in which the proceeds were held in a like-kind exchange trust as of December 31, 2005.

Net cash provided by operating activities for the year ended December 31, 2005 totaled $516 million, compared to $582 million in 2004. The decrease of $66 million was due primarily to a $27 million decrease in operating income from our manufacturing facilities and a $24 million increase in working capital. The increase in working capital was due primarily to an increase in like-kind exchange proceeds held in escrow.

Debt Financing. In April 2006, the company filed with the Securities and Exchange Commission a shelf registration statement under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership, may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

On May 2, 2006, Plum Creek Timberlands, L.P. issued off the shelf registration statement $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. The net proceeds of $216 million were used primarily to repay outstanding debt maturing during 2006.

On June 29, 2006, the company terminated its previous $650 million revolving line of credit maturing in January 2009 and entered into a new $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of December 31, 2006, the weighted-average interest rate for the borrowings on the line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2006, we had $581 million of borrowings and $5 million of standby letters of credit outstanding; $164 million remained available for borrowing under our line of credit. As of January 5, 2007, $243 million of the borrowings under our line of credit was repaid.

In November of 2005, Plum Creek Timberlands, L.P. issued $300 million aggregate principal notes with a coupon rate of 5.875% at a market price of 99.731% of the principal amount. The notes, issued under a previous shelf registration statement, mature in 2015. The net proceeds of $297 million were used primarily to acquire 650,000 acres of timberlands in Michigan, valued at $345 million. The transaction was also by funded by $87 million of like-kind exchange funds.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of December 31, 2006.

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

Capital Expenditures. Capital expenditures, excluding the acquisition of timberlands, for 2006 were $92 million (including $6 million in real estate development expenditures) compared to $89 million in 2005 and $70 million for 2004. During 2006, Plum Creek acquired approximately 98,000 acres of timberlands located primarily in Oregon for $111 million with funds from tax-deferred exchange transactions and from use of our line of credit. During 2005, Plum Creek acquired approximately 754,000 acres of timberlands located in Northern Michigan, Arkansas and Florida for $501 million with funds from

10K -44-

tax-deferred exchange transactions, debt and funds from operations. During 2004, Plum Creek acquired approximately 78,000 acres of timberlands located primarily in Arkansas and Maine for $66 million with funds from operations and funds from tax-deferred exchange transactions.

Planned capital expenditures for 2007, excluding the acquisition of timberlands, are expected to range between $95 million and $105 million and include approximately $65 million for our timberlands, $15 million for real estate development investments, $12 million for our manufacturing facilities, and $10 million for investments in information technology to support growth in our Real Estate Segment. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 50% of planned capital expenditures are discretionary in 2007. Discretionary expenditures consist primarily of silviculture, land development, and information technology investments. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities and improve safety. Included within the planned capital expenditures for our manufacturing facilities for 2007 is approximately an $8 million investment to expand our bio-filter emissions control equipment at our MDF facilities to comply with stricter environmental standards that become effective October 1, 2008.

Equity. On February 6, 2007, our Board of Directors declared a dividend of $0.42 per share, or approximately $74 million, which will be paid on March 2, 2007, to stockholders of record on February 16, 2007. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

In October 2002, the Board of Directors authorized a $200 million share repurchase program. In June 2006, the Board of Directors authorized an additional $200 million to be used for the share repurchase program. As of December 31, 2006, the company had repurchased approximately 9.5 million shares of common stock for a total cost of $307 million at an average price of $32.26 per share. Of these totals, 7.5 million shares at a total cost of $263 million, or an average cost per share of $35.16, were repurchased in 2006. The company is authorized to repurchase an additional $93 million of its common stock.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures and interest payments on our indebtedness through the end of 2007. In 2007, the company has $123 million of scheduled long-term debt principal payment requirements. The company intends to refinance the 2007 principal payments at the time of maturity with the use of a combination of short-term and long-term borrowings, depending on interest rate and market conditions. Management believes that the company’s credit ratings, asset base and historical financial performance will allow these refinancings to be completed at attractive interest rates.

Other Information

SFAS No. 158. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires entities to recognize the funded status of their defined benefit pension plans in the balance sheet, measured as the difference between the fair value of the plan assets less the projected benefit obligation. Any resulting asset or liability will be fully recognized in the balance sheet. SFAS No. 158 also requires the actuarial measurement date to be at the end of the entity’s fiscal year and expanded disclosure in the footnotes to the financial statements. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for entities with publicly traded equity securities, and requires prospective application, with the initial recognition of the funded status being recognized as a component of other comprehensive income. The company adopted SFAS No. 158 on December 31, 2006. As a result of adopting SFAS No. 158, the company recorded a $14 million decrease in accumulated other comprehensive income, net of tax of $5 million. See Note 10 of the Notes to Financial Statements.

SAB 108. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying

10K -45-

current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard at December 31, 2006 did not have an impact on the company’s financial condition, results of operations or cash flows.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company will adopt SFAS No. 157 in the first quarter of 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.

FIN 48. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The company adopted FIN 48 on January 1, 2007. The adoption of this standard did not have an impact on the company’s financial condition, results of operations or cash flows.

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

	2007	2008	2009	2010	2011	THERE- AFTER	TOTAL	FAIR VALUEA

DECEMBER 31, 2006
Fixed rate debt
Principal dueB	$123	$147	$200	$59	$424	$796	$1,749	$1,795
Average interest rateC	6.9%	6.9%	6.8%	6.7%	6.6%	6.0%
Variable rate debtD					$581		$581	$581

	2006	2007	2008	2009	2010	THERE- AFTER	TOTAL	FAIR VALUEB

DECEMBER 31, 2005
Fixed rate debt
Principal dueB	$157	$123	$147	$200	$59	$994	$1,680	$1,776
Average interest rate	7.2%	7.1%	7.1%	6.9%	6.9%	6.3%
Variable rate debt	$50			$495			$545	$545

A

The increase in the fair value of fixed rate debt from December 31, 2005 to December 31, 2006 was due primarily to issuance of $225 million in senior notes in May of 2006, partially offset by repayment of $157 million of fixed rate borrowings during 2006 and higher interest rates at December 31, 2006 compared to 2005.

B	Excludes unamortized discount of $7 million at December 31, 2006 and unamortized premium of $4 million at December 31, 2005.

C	Represents the average interest rate of total fixed rate debt outstanding at the end of the period.

D

As of December 31, 2006, the weighted-average interest rate on the $581 million of borrowings under our $750 million revolving line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings.

10K -46-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

Year Ended	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004

REVENUES:
Timber	$807	$764	$694
Real Estate	308	292	303
Manufacturing	493	504	518
Other	19	16	13

Total Revenues	1,627	1,576	1,528

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	487	418	368
Real Estate	126	152	149
Manufacturing	455	463	449
Other	3	3	4

Total Cost of Goods Sold	1,071	1,036	970
Selling, General and Administrative	113	97	86

Total Costs and Expenses	1,184	1,133	1,056

Gain from Canadian Lumber Settlement	14	–	–
Other Operating Income (Expense), net	4	5	5

Operating Income	461	448	477
Interest Expense, net	133	109	111

Income before Income Taxes	328	339	366
Provision for Income Taxes	13	8	27

Income from Continuing Operations	315	331	339
Gain on Sale of Properties, net of tax	–	23	23

Income Before Cumulative Effect of Accounting Change	315	354	362
Cumulative Effect of Accounting Change, net of tax	2	–	–

Net Income	$317	$354	$362

PER SHARE AMOUNTS:
Income from Continuing Operations—Basic	$1.75	$1.80	$1.85
Income from Continuing Operations—Diluted	$1.74	$1.79	$1.84

Net Income per Share—Basic	$1.76	$1.92	$1.97
Net Income per Share—Diluted	$1.75	$1.92	$1.97

Dividends Declared—per Common Share Outstanding	$1.60	$1.52	$1.42

Weighted-Average Number of Shares Outstanding
—Basic	180.5	184.0	183.4
—Diluted	180.9	184.6	184.1

See accompanying Notes to Consolidated Financial Statements

10K -47-

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	DECEMBER 31, 2006	DECEMBER 31, 2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 273	$ 369
Restricted Advance from Customer	4	23
Accounts Receivable	40	44
Like-Kind Exchange Funds Held in Escrow	–	30
Inventories	83	75
Deferred Tax Asset	7	17
Real Estate Development Properties	3	26
Assets Held for Sale	82	43
Other Current Assets	21	16

	513	643
Timber and Timberlands—Net	3,876	3,887
Property, Plant and Equipment—Net	216	234
Investment in Grantor Trusts	28	26
Other Assets	28	22

Total Assets	$ 4,661	$ 4,812

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$ 125	$ 161
Short-Term Debt	–	50
Accounts Payable	42	45
Interest Payable	30	30
Wages Payable	27	25
Taxes Payable	24	18
Deferred Revenue	17	35
Other Current Liabilities	16	11

	281	375
Long-Term Debt	1,617	1,524
Lines of Credit	581	495
Deferred Tax Liability	25	39
Other Liabilities	68	54

Total Liabilities	2,572	2,487

Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized shares—75.0, outstanding—none	–	–
Common stock, $0.01 par value, authorized shares—300.6, issued (net of Treasury Stock)—177.1 at December 31, 2006 and 184.2 at December 31, 2005	2	2
Additional Paid-In Capital	2,190	2,179
Retained Earnings	214	186
Treasury Stock, at cost, Common shares—9.5 at December 31, 2006 and 2.0 at December 31, 2005	(307)	(44)
Accumulated Other Comprehensive Income (Loss)	(10)	2

Total Stockholders’ Equity	2,089	2,325

Total Liabilities and Stockholders’ Equity	$ 4,661	$ 4,812

See accompanying Notes to Consolidated Financial Statements

10K -48-

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Paid-In Capital	Retained Earnings	Other Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Dollars

January 1, 2004	183.1	$ 2	$ 2,150	$ 9	$ 2	$ (43)	$ (1)	$ 2,119
Net Income	–	–	–	362	–	–	–	362
Other Comprehensive Income, net of tax	–	–	–	–	–	–	1	1

Total Comprehensive Income								363

Dividends	–	–	–	(260)	–	–	–	(260)
Stock Option Exercises	0.5	–	12	–	–	–	–	12
Tax Benefit from Stock Incentive Plan	–	–	1	–	–	–	–	1
Shares Issued under Stock Incentive Plans	0.1	–	2	–	–	–	–	2
Other	–	–	2	–	1	–	–	3

December 31, 2004	183.7	2	2,167	111	3	(43)	–	2,240
Net Income	–	–	–	354	–	–	–	354
Other Comprehensive Income, net of tax	–	–	–	–	–	–	2	2

Total Comprehensive Income								356

Dividends	–	–	–	(279)	–	–	–	(279)
Stock Option Exercises	0.4	–	9	–	–	–	–	9
Tax Benefit from Stock Incentive Plan	–	–	1	–	–	–	–	1
Shares Issued under Stock Incentive Plans	0.1	–	1	–	–	–	–	1
Other	–	–	1	–	(3)	(1)	–	(3)

December 31, 2005	184.2	2	2,179	186	–	(44)	2	2,325
Net Income	–	–	–	317	–	–	–	317
Other Comprehensive Income, net of tax	–	–	–	–	–	–	2	2

Total Comprehensive Income								319

Adjustment to initially apply SFAS No. 158, net of tax of $5	–	–	–	–	–	–	(14)	(14)
Dividends	–	–	–	(290)	–	–	–	(290)
Stock Option Exercises	0.3	–	7	–	–	–	–	7
Shares Issued under Stock Incentive Plans	0.1	–	4	–	–	–	–	4
Common Stock Repurchased	(7.5)	–	–	–	–	(263)	–	(263)
Other	–	–	–	1	–	–	–	1

December 31, 2006	177.1	$ 2	$ 2,190	$ 214	$ –	$ (307)	$ (10)	$ 2,089

See accompanying Notes to Consolidated Financial Statements

10K -49-

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

Year Ended	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 317	$ 354	$ 362
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 Loss Related to Hurricane in 2005, and $9 Lumber Mill Impairment Charge in 2004)	128	113	114
Basis of Real Estate Sold (Includes Impairment Losses of $2 in 2006, $1 in 2005, and $21 in 2004)	85	124	134
Deferred Income Taxes	1	(13)	9
Gain on Sales of Properties and Other Assets	(1)	(24)	(28)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	30	(21)	(11)
Other Working Capital Changes	(1)	(15)	(1)
Other	(3)	(2)	3

Net Cash Provided By Operating Activities	556	516	582

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(86)	(89)	(70)
Timberlands Acquired	(111)	(501)	(66)
Proceeds from Sale of Properties and Other Assets	2	29	46
Other	(4)	(2)	(1)

Net Cash Used In Investing Activities	(199)	(563)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(290)	(279)	(260)
Borrowings on Lines of Credit	3,483	2,468	2,147
Repayments on Lines of Credit	(3,397)	(2,421)	(2,295)
Proceeds from Issuance of Short-Term Debt	–	50	–
Repayment of Short-Term Debt	(50)	–	–
Proceeds from Issuance of Long-Term Debt	216	297	–
Principal Payments and Retirement of Long-Term Debt	(159)	(53)	(33)
Proceeds from Stock Option Exercises	7	9	12
Acquisitions of Treasury Stock	(263)	(1)	–
Other	–	(1)	–

Net Cash Provided By (Used In) Financing Activities	(453)	69	(429)

Increase (Decrease) In Cash and Cash Equivalents	(96)	22	62
Cash and Cash Equivalents:
Beginning of Year	369	347	285

End of Year	$ 273	$ 369	$ 347

SUPPLEMENTARY CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$ 140	$ 114	$ 115
Income Taxes—Net	$ 9	$ 25	$ 11

See accompanying Notes to Consolidated Financial Statements

10K -50-

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek,” “the company,” “we,” “us,” or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. At December 31, 2006, the company owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

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

Revenue Recognition. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using primarily pay-as-cut or lump-sum sale agreements. Under a pay-as-cut contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a lump-sum sale, the parties agree to a purchase price for all the timber available for harvest on a tract of land. Generally, the purchase price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is harvested. Therefore, revenue under a lump-sum sale is recognized each month based on the timber harvested compared to the total estimated timber available to be harvested based on the timber cruise over the term of the contract (usually 12 to 18 months). An adjustment may be required to the extent the actual timber harvested is different than the estimate of timber available.

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products, primarily wood chips, and amounts billed for shipping and handling, are recognized at the time of delivery. Revenues generated from real estate sales include the sale of higher and better use timberlands and non-strategic timberlands. In some of these transactions, the company sold timberlands that qualified for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these sales involved a third party intermediary, whereby the third party intermediary received proceeds related to the property sold and then reinvested the proceeds in like-kind property. The proceeds are recorded as revenue when the third party intermediary receives them.

Revenue from real estate sales is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a

10K -51-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented less than 2% of our revenue from real estate sales for each of the years in the three-year period ended December 31, 2006. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances. Furthermore, Plum Creek may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The company treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

Revenue from development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. On occasion, revenue from development projects will be recognized under the percentage of completion method when properties are sold prior to their completion. Less than 5% of our development projects sales during 2006 were sold prior to completion of the project.

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds. The company periodically reviews the credit rating of the financial institution where the money market funds are maintained. Additionally, the company considers certain proceeds held in escrow associated with like-kind exchanges as cash equivalents. See “Like-Kind Exchanges.”

Restricted Cash. The company has restricted cash related to certain advances from a customer associated with lump-sum timber sales. The company reports this cash as “Restricted Advance from Customer” until the timber associated with the lump-sum contract is harvested.

Accounts Receivable. Accounts receivable at December 31, 2006 and 2005, is presented net of an allowance for doubtful accounts of $0.6 million and $0.5 million, respectively. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. Plum Creek enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The company uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the company. Escrow funds held in connection with reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand and are not subject to risk of loss. At December 31, 2006 and 2005, there was $29 million and $7 million of cash from reverse like-kind exchange transactions included in Cash and Cash Equivalents, respectively.

Inventories. Logs, work-in-process and finished goods are stated at the lower of cost or market using the average cost method. Supplies inventories are stated at cost. Costs for manufactured inventories included raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories included timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead.

10K -52-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories, accounted for using the lower of average cost or market, consisted of the following

(in millions):

	DECEMBER 31, 2006	DECEMBER 31, 2005

Raw materials (logs)	$ 25	$ 21
Work-in-process	4	4
Finished goods	41	37

	70	62
Supplies	13	13

Total	$ 83	$ 75

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

Costs attributable to timber harvested, or depletion, are charged against income as trees are harvested. Depletion rates are determined annually based on the relationship between net carrying value of the timber plus certain capitalizable silviculture costs expected to be incurred over the harvest cycle and total timber volume estimated to be available over the harvest cycle. The depletion rate does not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.

Higher and Better Use Timberlands / Real Estate Development. At December 31, 2006, the company owned 8.2 million acres of timberlands, of which approximately 1.7 million acres are higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years. Prior to the sale and/or development of these acres, these timberlands will be used productively in our business of growing and selling timber.

Properties developed internally (“Internal Development”) will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing land and exercising certain protective rights (“External Development”).

Costs associated with a specific real estate project are capitalized once we determine that the project is viable. Both external and internal costs directly associated with the specific real estate project are capitalized. We capitalize improvements and other development costs, including interest costs and property taxes, during the development period (capitalized interest and property taxes were less than $1 million in 2006 and 2005). General real estate development costs not related to a specific project and costs incurred before management has concluded that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, we determine the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

10K -53-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capitalized costs (including our book basis in the related timber and timberlands) associated with Internal Developments were $14 million at December 31, 2006. The portion of the capitalized costs related to Internal Development properties that are expected to be sold within the next year ($3 million) is presented in the Consolidated Balance Sheet at December 31, 2006, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($11 million) is included in Other Assets. Total capitalized real estate development costs (including our book basis in the related timber and timberlands) at December 31, 2005 were $31 million, including $5 million included within Other Assets.

The book basis of higher and better use timberlands that are considered held for sale in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are presented in the Consolidated Balance Sheet as Assets Held for Sale. Total assets held for sale were $82 million at December 31, 2006 and $43 million at December 31, 2005. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the criteria of SFAS No. 144 are included in Timber and Timberlands. Capitalized costs (including our book basis in the related timber and timberlands) associated with External Development properties are presented in the Consolidated Balance Sheet as Assets Held for Sale if they are expected to be sold to a joint venture within the next year. External Development properties that are not expected to be sold to a joint venture within the next year are included in Timber and Timberlands.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced units are retired. Replacement of minor components of property and repair and maintenance costs are charged to expense as incurred.

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

Grantor Trusts. The company has a grantor trust that was established for deferred compensation and deferred Plum Creek shares. See Note 8 of the Notes to Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the Consolidated Statements of Income.

Plum Creek maintains another grantor trust, which the company uses to fund its non-qualified pension plan obligation. See Note 10 of the Notes to Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the company’s Consolidated Balance Sheet; realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss.

Shipping and Handling Costs. Costs incurred for shipping timber and manufactured products are included in cost of goods sold.

Accounting for Share-Based Compensation. In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted SFAS No. 123(R) on January 1, 2006, using the modified-

10K -54-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

prospective transition method. Results for prior periods have not been restated, as provided for under the modified-prospective method.

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

In addition to stock options, the company also grants restricted stock and restricted stock units, value management awards and dividend equivalents, a portion of which may be payable in the company’s stock. Grants of both value management awards and dividend equivalents represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both value management awards and dividend equivalents will equal the fair value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of value management awards and dividend equivalents as of the end of the most recent quarter. The company does not expect the total expense recognized over the performance period for value management awards and dividend equivalents computed in accordance with SFAS No. 123(R) to be materially different than the total expense computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of value management awards and dividend equivalents, the quarterly and annual expense recognized under SFAS No. 123(R) could be materially different than the quarterly and annual expense we previously recognized under SFAS No. 123.

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change in the Consolidated Statements of Income of $2 million, net of tax, for the year ended December 31, 2006. The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the value management awards and dividend equivalents.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change on net operating cash flows and net financing cash flows for the year ended December 31, 2006, was less than $1 million.

Excluding the cumulative effect of the accounting change of $2 million, net of tax, the impact of adopting SFAS No. 123(R) on January 1, 2006 was an increase of less than $1 million to our income before income taxes, income from continuing operations, and net income for the year ended December 31, 2006 than if we had continued to account for share-based compensation in accordance with SFAS No. 123. Basic and diluted earnings per share amounts for net income did not change as a result of adopting SFAS No. 123(R).

Other Operating Income. Since 2000, the company has been a member of an industry coalition alleging that lumber exports to the U.S. were unfairly subsidized. This dispute was resolved during 2006, and Plum Creek received a settlement of $14 million ($13 million net of tax). The settlement is presented in our Consolidated Statements of Income as Gain from Canadian Lumber Settlement.

Periodically the company will recognize gains and losses from miscellaneous asset sales and litigation settlements. Gains recognized for 2006, 2005 and 2004 were $4 million, $5 million and $5 million, respectively, and were reported in our Consolidated Statements of Income as Other Operating Income (Expense), net.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2006 presentation. The reclassifications had no impact on operating income or net income.

10K -55-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For segment information, certain direct segment costs, previously included in corporate and other unallocated expense were reclassified in 2005 and 2004 to conform to the 2006 presentation (see Note 14 of the Notes to Financial Statements).

Capitalized costs associated with Internal Developments are separately stated at December 31, 2006. Previously, these costs were included in Timber and Timberlands. Accordingly, $31 million was reclassified at December 31, 2005 from Timber and Timberlands.

The book basis of higher and better use timberlands that are held for sale are separately stated at December 31, 2006. Previously, the book basis of assets held for sale were included in Timber and Timberlands. Accordingly, $43 million was reclassified at December 31, 2005 from Timber and Timberlands.

New Accounting Pronouncements

SFAS No. 158. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires entities to recognize the funded status of their defined benefit pension plans in the balance sheet, measured as the difference between the fair value of the plan assets less the projected benefit obligation. Any resulting asset or liability will be fully recognized in the balance sheet. SFAS No. 158 also requires the actuarial measurement date to be at the end of the entity’s fiscal year and expanded disclosure in the footnotes to the financial statements. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for entities with publicly traded equity securities, and requires prospective application, with the initial recognition of the funded status being recognized as a component of accumulated other comprehensive income (loss). The company adopted SFAS No. 158 on December 31, 2006. As a result of adopting SFAS No. 158, the company recorded a $14 million decrease in accumulated other comprehensive income (loss), net of tax of $5 million. See Note 10 of the Notes to Financial Statements.

SAB 108. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard at December 31, 2006 did not have an impact on the company’s financial condition, results of operations or cash flows.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company will adopt SFAS No. 157 in the first quarter of 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.

FIN 48. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The company adopted FIN 48 on January 1, 2007. The adoption of this standard did not have an impact on the company’s financial condition, results of operations or cash flows.

10K -56-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2006	2005	2004

Income from Continuing Operations	$315	$331	$339
Gain on Sale of Properties, net of tax	–	23	23

Income Before Cumulative Effect of Accounting Change	315	354	362
Cumulative Effect of Accounting Change, net of tax	2	–	–

Net Income available to common stockholders	$317	$354	$362

Denominator for basic earnings per share	180.5	184.0	183.4
Effect of dilutive securities—stock options	0.3	0.5	0.6
Effect of dilutive securities—restricted stock, restricted stock units, dividend equivalents, and value management plan	0.1	0.1	0.1

Denominator for diluted earnings per share—adjusted for dilutive securities	180.9	184.6	184.1

PER SHARE AMOUNTS—BASIC:
Income from Continuing Operations	$1.75	$1.80	$1.85

Gain on Sale of Properties, net of tax	$–	$0.12	$0.12

Income per Share Before Cumulative Effect of Accounting Change	$1.75	$1.92	$1.97
Cumulative Effect of Accounting Change, net of tax	0.01	–	–

Net Income	$1.76	$1.92	$1.97

PER SHARE AMOUNTS—DILUTED:
Income from Continuing Operations	$1.74	$1.79	$1.84

Gain on Sale of Properties, net of tax	$–	$0.12	$0.12

Income per Share Before Cumulative Effect of Accounting Change	$1.74	$1.92	$1.97
Cumulative Effect of Accounting Change, net of tax	0.01	–	–

Net Income	$1.75	$1.92	$1.97

Basic and diluted per share amounts are computed independently for each caption presented. Therefore, the sum of the per share components from the table above may not equal the per share amount presented.

Antidilutive options excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were as follows for the years ended December 31 (shares in millions):

	2006	2005	2004

Number of options	0.8	0.4	0.5
Range of prices	$34.06 to $37.61	$32.28 to $37.61	$29.70 to $36.13
Expiration on or before	November 2016	August 2015	October 2014

10K -57-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3. TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

Timber and timberlands consisted of the following (in millions):

	DECEMBER 31, 2006	DECEMBER 31, 2005

Timber and logging roads—net	$ 2,631	$ 2,655
Timberlands	1,245	1,232

Timber and Timberlands—net	$ 3,876	$ 3,887

During 2006, Plum Creek acquired approximately 98,000 acres of timberlands primarily located in Oregon for $111 million. These purchases were financed primarily by using the funds from tax-deferred exchanges and our line of credit, and have been accounted for as asset acquisitions. Timberland dispositions during 2006 were approximately 112,000 acres, of which 57,000 acres were located in the Northern Resources Segment and 55,000 acres were located in the Southern Resources Segment.

During 2005, Plum Creek acquired approximately 754,000 acres of timberlands located in Northern Michigan, Arkansas and Florida for $501 million. These purchases were financed primarily by using proceeds from the issuance of debt and funds from tax-deferred exchanges and have been accounted for as asset acquisitions. Timberland dispositions during 2005 were approximately 232,000 acres, of which 63,000 acres were located in the Northern Resources Segment and 169,000 acres were located in the Southern Resources Segment.

During 2005, the company sold certain subsurface property rights (its remaining coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia. The sale of these properties is reflected in our Consolidated Statements of Income as Gain on Sale of Properties, net of tax. For the year ended December 31, 2005, we received sales proceeds of $21 million and, after deducting our book basis of $1 million, recorded a gain of $20 million. See Note 14 of the Notes to Financial Statements.

The company’s Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each real estate sale is evaluated for a potential impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2006, the company recorded impairment losses of $2 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $5 million. During 2005, the company recorded impairment losses of $1 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $4 million. During 2004, the company recorded impairment losses of $21 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $45 million; substantially all of these properties were sold during 2004. The impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

During 2005, the company’s Southern Resources Segment recognized a $2 million loss, representing the book basis of the timber volume destroyed as a result of severe winds from Hurricane Katrina on approximately 350,000 acres in Mississippi.

Property, plant and equipment consisted of the following (in millions):

	DECEMBER 31, 2006	DECEMBER 31, 2005

Land, buildings and improvements	$ 87	$ 84
Machinery and equipment	296	285

	383	369
Accumulated depreciation	(167)	(135)

Property, Plant and Equipment—net	$ 216	$ 234

During the fourth quarter of 2004, the company concluded it had excess production capacity at one of its mills; and therefore, concluded that the mill’s long-lived assets were impaired. The company recorded an impairment loss of $9 million during the

10K -58-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Plum Creek conducts its activities through various wholly-owned operating partnerships. The activities of the operating partnerships consist primarily of sales of timber under pay-as-cut contracts, and the income from such sales is not subject to corporate income tax. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $2.3 billion at December 31, 2006. Plum Creek’s wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) if the company makes a taxable disposition of certain property acquired in the merger with The Timber Company within the ten-year period following the merger date. The built-in gains tax applies to gains from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. Built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. The built-in gains tax does not apply to income generated from the harvesting and sale of timber.

In connection with our merger with The Timber Company, we wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2006, the $11 million deferred income tax liability was reduced by $1 million due to the payment of tax in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we remeasure the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax each quarterly reporting period. In 2005, we reduced our deferred tax liability associated with timber and timberlands by $5 million and correspondingly recorded a deferred tax benefit of $5 million. Based on projected timberland sales subject to the built-in gains tax for the period December 31, 2006 to October 6, 2011, and our ability to successfully reinvest proceeds in like-kind properties, we estimate we need a deferred tax liability of approximately $5 million. As a result, no adjustment to the deferred tax liability associated with built-in gains tax was made in 2006.

Plum Creek conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the company’s higher and better use timberlands.

10K -59-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes consists of the following for the years ended December 31 (in millions):

	2006	2005	2004

Current income taxes:
Federal	$ 11	$ 17	$ 15
State	2	3	3
Deferred income taxes:
Federal	–	(6)	(7)
State	–	(1)	(1)
Benefit from remeasurement of built-in gain deferred tax liability	–	(5)	–
Utilization of operating loss carryforwards	–	–	17

Provision for income taxes on income from continuing operations	$ 13	$ 8	$ 27

The federal statutory income tax rate was 35%. The income generated by the activities of the REIT is generally not subject to federal and state income tax. The provision for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2006	2005	2004

Provision for income taxes on income from continuing operations computed at the federal statutory tax rate	$ 115	$ 119	$ 128
REIT income not subject to federal tax	(100)	(101)	(101)
State income taxes, net of federal benefit	1	1	4
Benefit from remeasurement of built-in gains deferred tax liability	–	(5)	–
Permanent book-tax differences	(3)	(6)	(4)

Provision for income taxes on income from continuing operations	$ 13	$ 8	$ 27

For the year ended December 31, 2006, $13 million of income tax expense was allocated to Income from Continuing Operations and $1 million was charged to Cumulative Effect of Accounting Change (See Note 1 of Notes to Financial Statements). For the years ended December 31, 2005 and 2004, $8 million and $27 million of income tax expense was allocated to Income from Continuing Operations, respectively.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries and for the assets of the REIT’s operating partnerships that are subject to built-in gains. The components of net deferred income tax liabilities are as follows at December 31 (in millions):

	2006	2005

Deferred income tax assets:
Accrued compensation	$ 10	$ 9
Accrued pension benefits	10	3
Timber and timberlands	2	1
Deferred revenue	–	9
Accrued worker’s compensation benefits	4	3
Other accruals and reserves	3	5

	29	30

Deferred income tax liabilities:
Machinery and equipment	(45)	(52)
Other	(2)	–

	(47)	(52)

Deferred income tax liability, net	$ (18)	$ (22)

10K -60-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax liabilities at December 31, 2006 and 2005, are net of deferred tax assets included in current assets of $7 million and $17 million, respectively. In connection with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans on December 31, 2006, we recorded a deferred tax asset of $5 million (see Note 10 of the Notes to Financial Statements).

The company filed its federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, the company remains liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by state and local taxing authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 2000. Georgia-Pacific’s consolidated income tax return for 2001 is currently under examination. Additionally, the Service has completed examinations of the federal income tax return of Plum Creek Timber Company, Inc. and the consolidated federal income tax return of the wholly-owned taxable REIT subsidiaries for the year 2003. Plum Creek has no open tax years prior to 2003.

NOTE 5. REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2006, 2005 and 2004, Plum Creek elected to designate all taxable distributions as long-term capital gain dividends. Accordingly, as of and for the years ended December 31, 2006, 2005, and 2004, Plum Creek has distributed all of its taxable income.

The table below summarizes the historical tax character of distributions from the REIT to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2006	2005	2004

Capital gain dividend	$ 1.60	$ 1.32	$ 1.27
Non-taxable return of capital	–	0.20	0.15

Total distributions	$ 1.60	$ 1.52	$ 1.42

10K -61-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6. BORROWINGS

Long–term debt consists of the following (in millions):

	DECEMBER 31, 2006	DECEMBER 31, 2005

Senior Notes due 2007, 11.125% plus unamortized premium of $0.3 at 12/31/06, effective rate of 6.74%	$ 15	$ 30
First Mortgage Notes due 2007, 11.125% plus unamortized premium of $0.3 at 12/31/06, effective rate of 6.74%	13	27
Senior Notes due 2007, 5.31%	25	25
Senior Notes due 2009, 8.73% plus unamortized premium of $4.1 at 12/31/06, effective rate of 7.55%	154	155
Senior Notes due 2011, mature serially 2007 to 2011, 7.62% to 7.83%, plus unamortized premium of $0.6 at 12/31/06, effective rates of 7.04% to 7.84%	172	173
Senior Notes due 2013, mature serially 2008 to 2013, 4.96% to 6.18%	280	280
Senior Notes due 2013, mature serially 2008 to 2013, 7.25% to 7.76%, less unamortized discount of $4.3 at 12/31/06, effective rates of 7.25% to 8.04%	441	495
Senior Notes due 2015, 5.875% less unamortized discount of $7.8 at 12/31/06, effective rate of 6.09%	517	299
Senior Notes due 2016, mature serially 2008 to 2016, 7.87% to 8.05%, plus unamortized premium of $0.2 at 12/31/06, effective rates of 7.42% to 8.05%	125	201

Total Long-term Debt	$ 1,742	$ 1,685
Less: Current Portion	(125)	(161)

Long-term Portion	$ 1,617	$ 1,524

On June 29, 2006, the company terminated its previous $650 million revolving line of credit maturing in January 2009 and entered into a new $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of December 31, 2006, the weighted-average interest rate for the borrowings on the line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2006, we had $581 million of borrowings and $5 million of standby letters of credit outstanding; $164 million remained available for borrowing under our line of credit. As of January 5, 2007, $243 million of the borrowings under our line of credit was repaid.

In April 2006, the company filed with the Securities and Exchange Commission a shelf registration statement under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P. the company’s wholly-owned operating partnership, may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

On May 2, 2006, Plum Creek Timberlands, L.P. (“the Partnership”), issued off the shelf registration statement $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The net proceeds of $216 million were used primarily to repay outstanding debt maturing during 2006. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

In May of 2005, the company entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. This loan was repaid in May of 2006.

10K -62-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November of 2005, the Partnership issued $300 million aggregate principal amount of its senior notes with a coupon rate of 5.875% at a market price of 99.731% of the principal amount, maturing in 2015. The net proceeds of $297 million were used primarily to purchase timberlands. The Senior Notes due 2015 are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

During 2006, the company made debt principal payments totaling $207 million. During 2005, the company made debt principal payments totaling $47 million.

The senior notes are structurally subordinated to all unsecured debt and liabilities of the Partnership’s subsidiaries, and junior in right of payment to secured debt of the Partnership’s subsidiaries to the extent of the value of the assets secured by such debt. At December 31, 2006, the total amount of unsecured debt and liabilities of the Partnership’s subsidiaries was approximately $859 million, and the total amount of secured debt of the Partnership’s subsidiaries was approximately $13 million, representing mortgage notes secured by certain manufacturing assets. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets of the Partnership’s subsidiaries will be available to pay the amounts due on the senior notes only after the secured and unsecured indebtedness of the Partnership’s subsidiaries has been repaid in full.

The Senior Notes (excluding the Senior Notes due 2011) and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $114 million at December 31, 2006, and $148 million at December 31, 2005. The Senior Notes are unsecured. The First Mortgage Notes are collateralized by substantially all of the property, plant and equipment of the lumber, plywood and MDF manufacturing facilities. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on all debt agreements and the line of credit are as follows as of December 31, 2006 (in millions):

Maturity	Debt Agreements	Line of Credit	Total

2007	$ 125	$ –	$ 125
2008	147	–	147
2009	199	–	199
2010	57	–	57
2011	422	581	1,003
Thereafter	792	–	792

Total	$ 1,742	$ 581	$ 2,323

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments (see Note 7 of the Notes to Financial Statements) based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of December 31, 2006.

10K -63-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. RESTRICTED NET ASSETS

Plum Creek Timber Company, Inc. is the direct parent company of the Partnership, and the indirect parent of all the subsidiaries of our consolidated group. Plum Creek Timber Company, Inc. has no assets or liabilities other than its ownership interest in the Partnership and proceeds from stock option exercises. Under the terms of our note agreements and line of credit (see Note 6 of the Notes to Financial Statements), the Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. Subject to certain restrictions, the Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, the Partnership could distribute or advance the cash on its balance sheet as of December 31, 2006, or $273 million, all of which is considered unrestricted assets. At December 31, 2006, the Partnership and its consolidated subsidiaries had net assets of $2,089 million of which $1,816 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc.

Presented below is the condensed unconsolidated financial information for Plum Creek Timber Company, Inc. as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006. The ownership of Plum Creek Timberlands, L.P. is presented using the equity basis of accounting. Plum Creek Timber Company, Inc. does not have any direct ownership interest in unconsolidated subsidiaries or 50 percent or less owned persons accounted for by the equity method of accounting.

10K -64-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Balance Sheet Data

(in millions)

	DECEMBER 31, 2006	DECEMBER 31, 2005

ASSETS
Investment in Plum Creek Timberlands, L.P. and Subsidiaries	$ 2,089	$ 2,326

Total Assets	$ 2,089	$ 2,326

LIABILITIES
Total Liabilities	$ –	$ –

Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Common Stock	2	2
Additional Paid in Capital	2,190	2,179
Retained Earnings and Other Equity	214	187
Treasury Stock, at cost	(307)	(44)
Accumulated Other Comprehensive Income (Loss)	(10)	2

Total Stockholders’ Equity	2,089	2,326

Total Liabilities and Equity	$ 2,089	$ 2,326

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statements of Income Data

(in millions)

Year Ended	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004

Equity in Net Income of Plum Creek Timberlands, L.P.	$ 317	$ 354	$ 362

Net Income	$ 317	$ 354	$ 362

10K -65-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statements of Cash Flows Data

(in millions)

Year Ended	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004

Cash Flows From Operating Activities:
Net Income	$ 317	$ 354	$ 362
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity in Net Income of Plum Creek Timberlands, L.P.	(317)	(354)	(362)

Net Cash Provided By (Used In) Operating Activities	–	–	–

Net Cash Provided By (Used In) Investing Activities	–	–	–

Cash Flows From Financing Activities:
Cash Dividends	(290)	(279)	(260)
Cash Distribution from Plum Creek Timberlands, L.P.	546	271	248
Proceeds from Stock Option Exercises	7	9	12
Acquisition of Treasury Stock	(263)	(1)	–

Net Cash Provided by (Used In) Financing Activities	–	–	–

Increase In Cash and Cash Equivalents	–	–	–
Cash and Cash Equivalents:
Beginning of Year	–	–	–

End of Year	$ –	$ –	$ –

NOTE 8. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents and notes receivable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.38 billion and $2.32 billion at December 31, 2006 and 2005, respectively, and the carrying amount was $2.32 billion and $2.23 billion at December 31, 2006 and 2005, respectively. The fair value of the company’s publicly-traded debt (i.e. Senior Notes due 2015) is estimated using market quotes; the fair value of the remainder of the company’s debt is estimated using current interest rates for similar obligations with like maturities.

Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $19 million and $18 million at December 31, 2006 and 2005, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless a permanent impairment has occurred, which is then charged to expense. Unrealized holding gains relating to mutual fund investments were approximately $4 million and $2 million at December 31, 2006 and 2005, respectively. The company records changes in unrealized holding gains in Other Comprehensive Income. Realized gains and losses were less than $1 million in 2006, 2005, and 2004. See Note 10 of the Notes to Financial Statements for discussion of the company’s Pension Plans.

10K -66-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $8 million at both December 31, 2006 and 2005. Unrealized holding gains related to mutual fund investments were $1 million at both December 31, 2006 and 2005. The change in unrealized holding gains has been recognized in the company’s Consolidated Statements of Income resulting in a gain of less than $1 million in 2006, a loss of less than $1 million in 2005, and a gain of $1 million in 2004. Realized gains and losses were less than $1 million in 2006, 2005, and 2004. Deferred compensation obligations are included in Other Liabilities and were $8 million at both December 31, 2006 and 2005.

NOTE 9. CAPITAL

At December 31, 2006, Plum Creek had the following authorized capital of which only 177.1 million shares of common stock were issued and outstanding:

• 300,634,566	shares of common stock, par value $.01 per share;
• 150,000,001	shares of excess stock, par value $.01 per share; and
• 75,000,000	shares of preferred stock, par value $.01 per share.

In October 2002, the Board of Directors authorized a $200 million share repurchase program. In June 2006, the Board of Directors authorized an additional $200 million to be used for the share repurchase program. As of December 31, 2006, the company had repurchased approximately 9.5 million shares of common stock for a total cost of $307 million at an average price of $32.26 per share. Of these totals, 7.5 million shares at a total cost of $263 million, or an average cost per share of $35.16, were repurchased in 2006.

NOTE 10. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan. The company provides defined benefit pension plans that cover substantially all employees of the company. The company uses a December 31 measurement date for its pension plans. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2006	2005

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$ 116	$ 107
Service cost	6	6
Interest cost	7	6
Actuarial loss	1	4
Benefits paid	(10)	(7)

Benefit obligation at end of period	$ 120	$ 116

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$82	$75
Actual return on plan assets	8	5
Employer contributions	6	9
Benefits paid	(10)	(7)

Fair value of plan assets at end of period	86	82

Funded Status—December 31	$ (34)	$ (34)

10K -67-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The underfunded status of our plans of $34 million at December 31, 2006, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $31 million. The accumulated benefit obligation was $100 million and $96 million at December 31, 2006 and December 31, 2005, respectively.

We adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”) on December 31, 2006. Under SFAS No. 158, we are required to recognize the funded status for our defined benefit plans in our December 31, 2006, Consolidated Balance Sheet. The funded status is the difference between the fair value of plan assets and the projected benefit obligation. Recognizing the funded status resulted in a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial losses and unrecognized prior service costs. Previously under the provisions of SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), these amounts were netted against the plan’s funded status in our Consolidated Balance Sheets. These amounts will be subsequently recognized as pension cost pursuant to our historical accounting policy for amortizing such amounts. The actuarial gains and losses that arise in subsequent periods and that are not recognized as pension cost in the same periods will be recognized as a component of other comprehensive income, and will be subsequently recognized as a component of pension cost consistent with our historical policy for amortizing such amounts.

The adoption of SFAS No. 158 had no effect on our Consolidated Statements of Income for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. The incremental effect of applying SFAS No. 158 on individual line items on our December 31, 2006 Consolidated Balance Sheet is as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Other Current Liabilities	$ 13	$ 3	$ 16
Deferred Tax Liability	30	(5)	25
Other Liabilities	52	16	68
Total Liabilities	2,558	14	2,572
Accumulated Other Comprehensive Income (Loss)	4	(14)	(10)
Total Stockholders’ Equity	$ 2,103	$ (14)	$ 2,089

As of December 31, 2006, amounts that have not yet been recognized in pension cost and are included in accumulated other comprehensive income (loss) are as follows:

DECEMBER 31, 2006

Net actuarial loss	$ (18)
Prior service cost	(1)
Deferred tax benefit	5

During 2007, we expect $1 million of net actuarial loss and prior service cost to be recognized as a component of pension cost.

Under SFAS No. 158, we recognized a liability in our Consolidated Balance Sheet at December 31, 2006, for our defined benefit pension plans that are underfunded. Under the provisions of SFAS No. 87, the unfunded accrued pension cost at December 31, 2005 is set forth in the following table (in millions):

DECEMBER 31, 2005

Funded status	$ (34)
Unrecognized net actuarial loss	19
Unrecognized prior service cost	1

Unfunded accrued pension cost	$ (14)

10K -68-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unfunded accrued pension cost at December 31, 2005, consisted of accrued pension liability of $17 million for the non-qualified pension plans and $3 million of prepaid pension cost for the qualified pension plan.

The components of pension cost were as follows for the years ended December 31 (in millions):

	2006	2005	2004

Service cost	$ 6	$ 6	$ 6
Interest cost	7	6	6
Expected return on plan assets	(6)	(5)	(5)
Recognized actuarial loss	1	2	–

Total pension cost	$ 8	$ 9	$ 7

Weighted-average assumptions used to determine benefit obligation:

	DECEMBER 31, 2006	DECEMBER 31, 2005

Discount rate	5.90%	5.75%
Rate of compensation increase	3.70%	3.70%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2006	2005	2004

Discount rate	5.75%	5.75%	6.25%
Expected long-term return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	3.70%	3.70%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2006 and 2005.

Most of the company’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after five years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

The company maintains a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. The company’s contributions to these plans vary from year to year. It is the company’s policy to fund the qualified plan annually by either the value of the benefits earned during the year or, if more, the amount such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued).

The company has the same funding policy for the non-qualified plans. However, assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, pension assets for the

10K -69-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

non-qualified plans are not considered plan assets, and therefore, have not been netted against our pension liability. Pension assets for the non-qualified plans are included in “Investment in Grantor Trusts” and the related pension liability is included in “Other Liabilities” and “Other Current Liabilities” in our Consolidated Balance Sheet. At December 31, 2006 and 2005, the accumulated benefit obligation for the non-qualified plans was $19 million and $17 million, respectively. The fair value of assets held in a grantor trust associated with the non-qualified plans was $19 million at December 31, 2006, and $18 million at December 31, 2005.

As a result of the company’s funding policy, annual qualified pension contributions and grantor trust funding are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected investment returns, the company expects 2007 contributions to the qualified pension plan to range between $2 million and $5 million. Additionally, during 2007 the company expects to contribute between $1 million and $3 million to its grantor trust associated with the non-qualified plans.

The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments

2007	$ 11
2008	11
2009	12
2010	12
2011	12
2012 through 2016	64

As of year-end, plan assets were allocated as follows:

	DECEMBER 31, 2006	DECEMBER 31, 2005

Large Capitalization Domestic Equities	31%	30%
Small and Mid-Size Capitalization Domestic Equities	12%	11%
International Equities	14%	14%
Fixed Income	33%	32%
Hedge Funds	10%	10%
Cash	–%	3%

Total	100%	100%

It is the company’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The company uses eight fund managers to capture favorable returns in various asset classes and to diversify risk. At December 31, 2006, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	25% TO 37%
Small and Mid-Size Capitalization Domestic Equities	8% TO 14%
International Equities	12% TO 16%
Fixed Income	31% TO 37%
Hedge Funds	8% TO 12%

10K -70-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the above target allocations. To further reduce risk, fund managers are required to invest in a diversified portfolio. No more than 5% of an equity portfolio can be invested in a single company and fund managers are expected to be well diversified with respect to industry and economic sectors. No more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Equity investments are limited to common stocks, common stock equivalents and preferred stock. Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks, and other U.S. financial institutions. Furthermore, hedge funds are used to reduce market risk and generate absolute returns regardless of market direction by employing limited use of derivative instruments, selling securities short, and buying and selling futures and options contracts.

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

Amounts charged to expense relating to the company’s thrift and profit sharing plan were $6 million in 2006 and $5 million each for 2005 and 2004. The employer match for each of the three years was 100%.

Other Benefit Plans. Certain executives and key employees of the company participate in incentive benefit plans, which provide for the granting of shares and/or cash bonuses upon meeting performance objectives. See Note 11 of the Notes to Financial Statements.

NOTE 11. SHARE–BASED COMPENSATION PLANS

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, value management awards and dividend equivalents.

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At December 31, 2006, 3.3 million shares of the 12.4 million reserved shares have been used and, therefore, 9.1 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards and dividend equivalents. The number of shares to be issued in connection with value management awards and dividend equivalents is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

10K -71-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2006:

	Shares Subject To Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)

Balance at January 1, 2006	2,302,130	$ 27.34
Granted	463,080	35.72
Exercised/surrendered	(328,853)	20.70
Cancelled/forfeited	(163,336)	30.38

Outstanding, December 31, 2006	2,273,021	$ 29.79	6.4	$ 23

Vested or expected to vest, December 31, 2006	1,982,142	$ 29.77	6.4	$ 20

Exercisable, December 31, 2006	1,337,361	$ 26.25	5.0	$ 18

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2006	2005	2004

Proceeds from stock options exercised	$7	$9	$12
Intrinsic value of stock options exercised	$5	$7	$6
Tax benefit related to stock options exercised	$0.2	$0.4	$0.6

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2006	2005	2004

Expected term (years)	6	6	7
Risk-free interest rate	4.5%	4.1%	3.7%
Volatility	23.1%	24.0%	24.0%
Dividend yield	4.5%	4.1%	4.5%
Weighted-average measurement date fair value	$6.10	$6.82	$5.13

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests between six months and three years from the grant date. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock to the company. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2006, 2005 and 2004 were $35.98, $36.99 and $33.48 respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

10K -72-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock awards activity was as follows for the year ended December 31, 2006:

	Shares	Weighted- Average Grant Date Fair Value

Balance at January 1, 2006	72,300	$ 34.45
Granted	17,200	35.98
Vested	(24,800)	33.06
Forfeited	–	–

Balance at December 31, 2006	64,700	$ 35.39

The total fair value of restricted stock awards that vested during the years ended December 31, 2006, 2005 and 2004 was less than $1 million each.

Restricted Stock Units. Under the Plan, restricted stock units may be awarded to certain directors, officers and employees of the company. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on the company’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the year ended December 31, 2006 was $35.63. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2006:

	Units	Weighted- Average Grant Date Fair Value

Balance at January 1, 2006	–	$ –
Granted	99,395	35.63
Vested	(500)	35.87
Forfeited	(6,180)	35.74

Balance at December 31, 2006	92,715	$ 35.62

Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon the company’s performance over a three-year period measured against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period (“Peer Group”).

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

10K -73-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Value management awards activity was as follows for the year ended December 31, 2006:

Units

Balance at January 1, 2006	79,535
Grants	62,980
Payments	–
Forfeitures	(13,130)

Balance at December 31, 2006	129,385

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2004 to 2006	34,240	$ 2.5	$ –	$ 6.8
2005 to 2007	37,055	$ 2.1	$ 0.7	$ 7.4
2006 to 2008	58,090	$ 4.5	$ 2.8	$ 11.6

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is based on a unit value of $200.

The three-year performance period for the 2004 grants ended on December 31, 2006; amounts earned of $2.5 million, based on a unit value of $74, were paid (primarily in cash) during the first quarter of 2007. There were no value management award payments during the first quarter of 2006 because no awards had a performance period ending December 31, 2005. The three-year performance period for the 2002 grants ended on December 31, 2004; amounts earned of $9 million were paid (primarily in cash) during the first quarter of 2005. The three-year performance period for the 2000 grants ended on December 31, 2002; amounts earned of $8.9 million, based on a unit value of $200, were paid half during the first quarter of 2003 and half during the first quarter 2004.

Dividend Equivalents. Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by the company multiplied by the number of unexercised stock options. No dividend equivalents were awarded during 2006.

For awards granted in 2005 and 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of the company’s current year dividend plus a percentage of prior year unearned dividends to the extent that the company has achieved a minimum level of total shareholder return. The total shareholder return computation consists of the company’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon the company’s performance for that year measured against the performance of the Peer Group. Dividends are earned in whole or in part based on a sliding scale. If the company’s total shareholder return is below the 50th percentile of the Peer Group, the percentage amount is zero. If the company’s total shareholder return is at or above the 75th percentile, the full amount of the dividend is earned. If the company’s relative performance is between the 50th and the 75th percentiles, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year. The minimum level of total shareholder return must be at least 5.5% on an annualized basis.

For awards granted prior to 2004, each year during the respective five-year performance period, a participant may earn an amount equal to the company’s current year dividend plus prior year unearned dividends to the extent the company’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year.

10K -74-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Amounts earned, if any, are paid in the quarter immediately following the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At December 31, 2006, 1.5 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the company were outstanding.

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2002 to 2006	321,299	$ 1.7	$ –	$ 1.7
2003 to 2007	354,625	$ 2.8	$ 0.6	$ 2.8
2004 to 2008	416,312	$ 1.4	$ 0.5	$ 2.3
2005 to 2009	383,750	$ 0.9	$ 0.5	$ 2.3

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is calculated based on earned dividends to date plus potential future unearned dividends assuming a quarterly dividend rate of $0.42 per share.

The five-year performance period for the 2002 grants ended on December 31, 2006; amounts earned of $1.7 million were paid (primarily in cash) during the first quarter of 2007. The five-year performance period for the 2001 grants ended on December 31, 2005; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2006. The five-year performance period for the 2000 grants ended on December 31, 2004; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2005. No dividends equivalents were awarded prior to 2000.

Measurement of Compensation Costs for Value Management Awards and Dividend Equivalents. Grants of both value management awards and dividend equivalents represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both value management awards and dividend equivalents will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of value management awards and dividend equivalents as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for value management awards and dividend equivalents are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Fair values for value management awards and dividend equivalents are computed based on our historical relative total shareholder return compared to the Peer Group from the beginning of the performance period to the end of the most recent quarter, and our simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of the company and the Peer Group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of the company’s and the Peer Group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that our current quarterly dividend of $0.42 per share will remain constant through the end of the performance period.

10K -75-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting for Share-Based Compensation. The company expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by Plum Creek on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was approximately $9 million, $9 million and $13 million for the years ended December 31, 2006, 2005, and 2004, respectively. For the years ended December 31, 2006, 2005, and 2004, the company recognized $2 million, $2 million, and $3 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2006, there was $12 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

NOTE 12. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	DECEMBER 31, 2006	DECEMBER 31, 2005

OTHER CURRENT ASSETS
Prepaid expenses	$ 8	$ 11
Taxes receivable	4	2
Notes receivable	3	–
Other	6	3

	$ 21	$ 16

OTHER NON-CURRENT ASSETS
Real Estate Development Properties	$ 11	$ 5
Unamortized debt issue costs	7	7
Deposits	6	6
Notes receivable	1	3
Other	3	1

	$ 28	$ 22

OTHER CURRENT LIABILITIES
Long-term incentive compensation	$ 4	$ 3
Accrued pension liability	3	–
Other	9	8

	$ 16	$ 11

OTHER NON-CURRENT LIABILITIES
Timber obligations	$ 10	$ 11
Deferred compensation	8	8
Long-term incentive compensation	6	9
Accrued pension liability	31	17
Other	13	9

	$ 68	$ 54

10K -76-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2007 through 2023, with various renewal options by either party for periods ranging from three years to 15 additional years.

10K -77-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $7 million in 2006, $5 million in 2005 and $3 million in 2004. The company leases certain timberlands in which the company acquired title to the standing timber at the inception of the lease. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2006 (in millions):

	Operating Leases	Timber Obligations

2007	$ 5	$ 1
2008	4	1
2009	4	1
2010	3	1
2011	2	1
Thereafter	9	5

Total	$ 27	$ 10

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

Southern Resources Segment. The Gulf South Resource region and the Atlantic South Resource region are aggregated into the Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers. Additionally, the Southern Resources Segment leases our timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment. The Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberlands. We estimate that included in our approximately 8.2 million acres of timberlands are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue

10K -78-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to be used productively in our business of growing and selling timber. Included within the 1.7 million acres of higher and better use timberlands are approximately 225,000 acres that will be developed by the company’s wholly-owned taxable REIT subsidiaries. Properties developed internally by the company will generally be low-intensity development limited to obtaining entitlements and investing in infrastructures such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing timberlands and exercising certain protective rights.

Manufactured Products Segment. The lumber, plywood and medium density fiberboard (MDF) businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities, one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic lumber retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada. Residual chips that are not used internally are sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2006	2005	2004

Lumber	$203	$223	$235
Plywood	137	144	157
MDF	153	137	126

Total	$493	$504	$518

Other Segment. The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Mineral income consists of royalty revenue from the extraction of oil and gas, natural aggregates and coal (until the first quarter of 2005).

In the fourth quarter of 2004, Plum Creek sold certain subsurface property rights (primarily coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia, to Consol Energy, Inc. The company received proceeds of $23 million in connection with the sale and the release of certain legal claims, which the company believes comprised a portion of the proceeds. However, the sale agreement did not specify an allocation. The net gain from this sale and settlement of certain legal claims, after reducing the proceeds for applicable income taxes, was $23 million. During the first quarter of 2005, we sold our remaining coal reserves for proceeds of $21 million. The net gain from this sale after reducing the proceeds for our book basis and applicable income tax, was $20 million. Prior to these sales, substantially all of the coal reserves were subject to long-term mineral leases. For the year ended December 31, 2004, the Other Segment revenues and operating income included approximately $1 million from royalties associated with the mineral leases, and less than $1 million in 2005. These gains have been reported in our Consolidated Statements of Income as a separate line item below Income from Continuing Operations.

The company evaluates performance and allocates capital to the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the company does not produce such information internally.

10K -79-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents information about reported segments for the years ended December 31 (in millions):

	Northern Resources	Southern ResourcesA	Real EstateB	Manufactured ProductsC	OtherD	TotalE

2006
External revenues	$ 328	$ 479	$ 308	$ 493	$ 19	$ 1,627
Intersegment revenues	85	–	–	–	–	85
Export revenues	20	–	–	27	–	47
Depreciation, depletion and amortization	36	57	–	30	–	123
Basis of real estate sold	–	–	85	–	–	85
Operating income	105	178	178	22	16	499

2005
External revenues	$ 263	$ 501	$ 292	$ 504	$ 16	$ 1,576
Intersegment revenues	84	–	–	–	–	84
Export revenues	22	–	–	22	–	44
Depreciation, depletion and amortization	28	52	–	29	–	109
Basis of real estate sold	–	–	124	–	–	124
Operating income	99	217	136	29	13	494

2004
External revenues	$ 235	$ 459	$ 303	$ 518	$ 13	$ 1,528
Intersegment revenues	90	–	–	–	–	90
Export revenues	22	–	–	22	–	44
Depreciation, depletion and amortization	27	48	–	37	1	113
Basis of real estate sold	–	–	134	–	–	134
Operating income	97	203	149	56	9	514

A	For the year ended December 31, 2005, the Southern Resources segment recorded a loss of $2 million related to hurricane damage, which is included in depreciation, depletion and amortization in the financial statements.

B	The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $2 million in 2006, $1 million during 2005, and $21 million during 2004. Impairments are recognized as part of cost of goods sold and reflected as part of operating income.

C	For the year ended December 31, 2004, the Manufactured Products segment recorded a $9 million lumber assets impairment loss, which is included in depreciation, depletion and amortization in the financial statements.

D	Plum Creek had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the company had jointly explored for and developed coalbed methane gas found on certain of its timberlands in West Virginia and Virginia. During the second quarter of 2004, the company sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The resulting gain of $5 million before income taxes is included in Other Operating Income (Expense), net in our operating income for 2004. The agreement provides for contingent additional sales proceeds of up to $3 million payable at the end of 2007. The impact on operating income from our working interest in the joint operating agreement during the year ended December 31, 2004 was less than $1 million.

E

Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $5 million, $4 million, and $1 million for 2006, 2005 and 2004, respectively. Certain direct segment costs, such as share-based compensation, information technology and segment executive management, previously included in corporate and other

10K -80-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

unallocated expenses, were reclassified to conform to the current year presentation. In 2005, we reclassified a total of $12 million to segment operating income. As a result, segment operating income decreased from the previous year’s presentation by $3 million for the Northern Resources Segment, $4 million for the Southern Resources Segment, $4 million for the Real Estate Segment and $1 million for the Manufactured Products Segment. In 2004, we reclassified a total of $12 million to segment operating income. As a result, segment operating income decreased from the previous year’s presentation by $3 million for the Northern Resources Segment, $4 million for the Southern Resources Segment, $3 million for the Real Estate Segment and $2 million for the Manufactured Products Segment.

A reconciliation of total operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2006	2005	2004

Total segment operating income	$499	$494	$514
Interest expense, net	(133)	(109)	(111)
Corporate and other unallocated expenses	(53)	(48)	(42)
Gain from Canadian Lumber Settlement	14	–	–
Other Income (Expense), net	1	2	5

Income before income taxes	$328	$339	$366

Intersegment sales prices are determined at least quarterly, based upon estimated market prices and terms in effect at the time. Export revenues in 2006 consisted of log sales primarily to Canada, as well as manufactured product sales, primarily to Canada and Mexico. Export revenues in 2005 consisted of log and manufacturing products sales primarily to Canada. Export revenues in 2004 consisted of log sales, primarily to Japan and Canada, as well as manufactured product sales, primarily to Canada. The company does not hold any long-lived foreign assets.

Segment revenues from sales to a single customer in excess of 10% of total revenues were as follows for the years ended December 31 (in millions):

	2006	2005	2004

Northern Resources	$4	$7	$8
Southern Resources	160	193	144
Manufactured Products	–	–	12

Total	$164	$200	$164

NOTE 15. SUBSEQUENT EVENTS

On February 6, 2007, our Board of Directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $0.42 per share. Total dividends approximated $74 million and will be paid on March 2, 2007, to stockholders of record on February 16, 2007.

10K -81-

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in millions, except per share amounts)	1ST QuarterA	2ND Quarter	3RD Quarter	4TH QuarterB

2006
Revenues	$ 414	$ 380	$ 454	$ 379
Gross Profit	153	125	158	120
Operating Income	127	99	134	101
Income Before Cumulative Effect of Accounting Change	92	62	92	69
Net Income	94	62	92	69

Income per Share Before Cumulative Effect of Accounting Change—Basic and DilutedC	$ 0.50	$ 0.34	$ 0.51	$ 0.39
Net Income per Share—Basic and DilutedC	$ 0.51	$ 0.34	$ 0.51	$ 0.39

2005
Revenues	$ 400	$ 358	$ 427	$ 391
Gross Profit	155	126	140	119
Operating Income	134	102	117	95
Net Income	122	69	96	67

Net Income per Share—BasicC	$ 0.67	$ 0.37	$ 0.52	$ 0.36
Net Income per Share—DilutedC	$ 0.66	$ 0.37	$ 0.52	$ 0.36

A	Our 2005 first quarter net income includes a $20 million, or $0.11 per basic and diluted share, Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

B	Our 2006 fourth quarter net income includes a $14 million gain from the Canadian Lumber Settlement ($13 million, net of tax) or $0.07 per basic and diluted share. Also, 2005 fourth quarter net income includes a $3 million, or $0.02 per basic and diluted share, Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

C	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

10K -82-

PLUM CREEK TIMBER COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments and also changed its method of accounting for its defined benefit pension plan.

/s/ Ernst & Young LLP

Seattle, Washington

February 16, 2007

10K -83-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

The following consolidated financial statements relate to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2006 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of December 31, 2006, Plum Creek Timberlands, L.P. has sold $525 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

Year Ended	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004

REVENUES:
Timber	$ 807	$ 764	$ 694
Real Estate	308	292	303
Manufacturing	493	504	518
Other	19	16	13

Total Revenues	1,627	1,576	1,528

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	487	418	368
Real Estate	126	152	149
Manufacturing	455	463	449
Other	3	3	4

Total Cost of Goods Sold	1,071	1,036	970
Selling, General and Administrative	113	97	86

Total Costs and Expenses	1,184	1,133	1,056

Gain from Canadian Lumber Settlement	14	–	–
Other Operating Income (Expense), net	4	5	5

Operating Income	461	448	477
Interest Expense, net	133	109	111

Income before Income Taxes	328	339	366
Provision for Income Taxes	13	8	27

Income from Continuing Operations	315	331	339
Gain on Sale of Properties, net of tax	–	23	23

Income Before Cumulative Effect of Accounting Change	315	354	362
Cumulative Effect of Accounting Change, net of tax	2	–	–

Net Income	$ 317	$ 354	$ 362

See accompanying Notes to Consolidated Financial Statements

10K -84-

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(in millions)

	DECEMBER 31, 2006	DECEMBER 31, 2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 273	$ 369
Restricted Advance from Customer	4	23
Accounts Receivable	40	44
Like-Kind Exchange Funds Held in Escrow	–	30
Inventories	83	75
Deferred Tax Asset	7	17
Real Estate Development Properties	3	26
Assets Held for Sale	82	43
Other Current Assets	21	16

	513	643
Timber and Timberlands—Net	3,876	3,887
Property, Plant and Equipment—Net	216	234
Investment in Grantor Trusts	29	27
Other Assets	28	23

Total Assets	$ 4,662	$ 4,814

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$ 125	$ 161
Short-Term Debt	–	50
Accounts Payable	42	45
Interest Payable	30	30
Wages Payable	27	25
Taxes Payable	24	18
Deferred Revenue	17	35
Other Current Liabilities	16	11

	281	375
Long-Term Debt	1,617	1,524
Lines of Credit	581	495
Deferred Tax Liability	25	39
Other Liabilities	69	55

Total Liabilities	2,573	2,488

Commitments and Contingencies
EQUITY
Partners’ Capital	2,089	2,326

Total Liabilities and Partners’ Capital	$ 4,662	$ 4,814

See accompanying Notes to Consolidated Financial Statements

10K -85-

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in millions)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

January 1, 2004	$ 2,120	$ (1)	$ 2,119

Net Income	362	–	362
Other Comprehensive Income, net of tax	–	1	1

Total Comprehensive Income			363

Distributions to Parent	(248)	–	(248)
Capital Contributions from Parent	4	–	4

December 31, 2004	2,238	–	2,238

Net Income	354	–	354
Other Comprehensive Income, net of tax	–	2	2

Total Comprehensive Income			356

Distributions to Parent	(271)	–	(271)
Capital Contributions from Parent	3	–	3

December 31, 2005	2,324	2	2,326

Net Income	317	–	317
Other Comprehensive Income, net of tax	–	2	2

Total Comprehensive Income			319

Adjustment to initially apply SFAS No. 158, net of tax	–	(14)	(14)
Distributions to Parent	(546)	–	(546)
Capital Contributions from Parent	4	–	4

December 31, 2006	$ 2,099	$ (10)	$ 2,089

See accompanying Notes to Consolidated Financial Statements

10K -86-

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

Year Ended	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 317	$ 354	$ 362
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 Loss Related to Hurricane in 2005, and $9 Lumber Mill Impairment Charge in 2004)	128	113	114
Basis of Real Estate Sold (Includes Impairment Losses of $2 in 2006, $1 in 2005, and $21 in 2004)	85	124	134
Deferred Income Taxes	1	(13)	9
Gain on Sales of Properties and Other Assets	(1)	(24)	(28)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	30	(21)	(11)
Other Working Capital Changes	(1)	(15)	(1)
Other	(3)	(2)	3

Net Cash Provided By Operating Activities	556	516	582

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(86)	(89)	(70)
Timberlands Acquired	(111)	(501)	(66)
Proceeds from Sale of Properties and Other Assets	2	29	46
Other	(4)	(2)	(1)

Net Cash Used In Investing Activities	(199)	(563)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions	(546)	(271)	(248)
Borrowings on Lines of Credit	3,483	2,468	2,147
Repayments on Lines of Credit	(3,397)	(2,421)	(2,295)
Proceeds from Issuance of Short-Term Debt	–	50	–
Repayment of Short-Term Debt	(50)	–	–
Proceeds from Issuance of Long-Term Debt	216	297	–
Principal Payments and Retirement of Long-Term Debt	(159)	(53)	(33)
Other	–	(1)	–

Net Cash Provided By (Used In) Financing Activities	(453)	69	(429)

Increase (Decrease) In Cash and Cash Equivalents	(96)	22	62
Cash and Cash Equivalents:
Beginning of Year	369	347	285

End of Year	$ 273	$ 369	$ 347

SUPPLEMENTARY CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$ 140	$ 114	$ 115
Income Taxes—Net	$ 9	$ 25	$ 11

See accompanying Notes to Consolidated Financial Statements

10K -87-

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. (“Parent”) is a Delaware Corporation and real estate investment trust, or “REIT”. References herein to “the Operating Partnership,” “we,” “us” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly-owned consolidated subsidiaries; references to “Plum Creek” relate to Plum Creek Timber Company, Inc. and all of its wholly-owned subsidiaries.

At December 31, 2006, the Operating Partnership owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the Operating Partnership has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

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

Revenue Recognition. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The Operating Partnership sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using primarily pay-as-cut or lump-sum sale agreements. Under a pay-as-cut contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a lump-sum sale, the parties agree to a purchase price for all the timber available for harvest on a tract of land. Generally, the purchase price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is harvested. Therefore, revenue under a lump-sum sale is recognized each month based on the timber harvested compared to the total estimated timber available to be harvested based on the timber cruise over the term of the contract (usually 12 to 18 months). An adjustment may be required to the extent the actual timber harvested is different than the estimate of timber available.

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products, primarily wood chips, and amounts billed for shipping and handling, are recognized at the time of delivery. Revenues

10K -88-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

generated from real estate sales include the sale of higher and better use timberlands and non-strategic timberlands. In some of these transactions, the Operating Partnership sold timberlands that qualified for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these sales involved a third party intermediary, whereby the third party intermediary received proceeds related to the property sold and then reinvested the proceeds in like-kind property. The proceeds are recorded as revenue when the third party intermediary receives them.

Revenue from real estate sales is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For substantially all of the Operating Partnership’s real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. The Operating Partnership recognizes revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion the Operating Partnership receives a portion of the real estate sale consideration in the form of a note receivable. Such sales represented less than 2% of our revenue from real estate sales for each of the years in the three-year period ended December 31, 2006. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances. Furthermore, the Operating Partnership may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The Operating Partnership treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

Revenue from development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. On occasion, revenue from development projects will be recognized under the percentage of completion method when properties are sold prior to their completion. Less than 5% of our development projects sales during 2006 were sold prior to completion of the project.

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds. The Operating Partnership periodically reviews the credit rating of the financial institution where the money market funds are maintained. Additionally, the Operating Partnership considers certain proceeds held in escrow associated with like-kind exchanges as cash equivalents. See “Like-Kind Exchanges.”

Restricted Cash. The Operating Partnership has restricted cash related to certain advances from a customer associated with lump-sum timber sales. The Operating Partnership reports this cash as “Restricted Advance from Customer” until the timber associated with the lump-sum contract is harvested.

Accounts Receivable. Accounts receivable at December 31, 2006 and 2005, is presented net of an allowance for doubtful accounts of $0.6 million and $0.5 million, respectively. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. The Operating Partnership enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The Operating Partnership uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully

10K -89-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the Operating Partnership. Escrow funds held in connection with reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand and are not subject to risk of loss. At December 31, 2006 and 2005, there was $29 million and $7 million of cash from reverse like-kind exchange transactions included in Cash and Cash Equivalents, respectively.

Inventories. Logs, work-in-process and finished goods are stated at the lower of cost or market using the average cost method. Supplies inventories are stated at cost. Costs for manufactured inventories included raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories included timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead.

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	DECEMBER 31, 2006	DECEMBER 31, 2005

Raw materials (logs)	$ 25	$ 21
Work-in-process	4	4
Finished goods	41	37

	70	62
Supplies	13	13

Total	$ 83	$ 75

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

Costs attributable to timber harvested, or depletion, are charged against income as trees are harvested. Depletion rates are determined annually based on the relationship between net carrying value of the timber plus certain capitalizable silviculture costs expected to be incurred over the harvest cycle and total timber volume estimated to be available over the harvest cycle. The depletion rate does not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. No book basis is allocated to the sale of conservation easements.

Higher and Better Use Timberlands / Real Estate Development. At December 31, 2006, the Operating Partnership owned 8.2 million acres of timberlands, of which approximately 1.7 million acres are higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years. Prior to the sale and/or development of these acres, these timberlands will be used productively in our business of growing and selling timber.

Properties developed internally (“Internal Development”) will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing land and exercising certain protective rights (“External Development”).

10K -90-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Costs associated with a specific real estate project are capitalized once we determine that the project is viable. Both external and internal costs directly associated with the specific real estate project are capitalized. We capitalize improvements and other development costs, including interest costs and property taxes, during the development period (capitalized interest and property taxes were less than $1 million in 2006 and 2005). General real estate development costs not related to a specific project and costs incurred before management has concluded that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, we determine the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Capitalized costs (including our book basis in the related timber and timberlands) associated with Internal Developments were $14 million at December 31, 2006. The portion of the capitalized costs related to Internal Development properties that are expected to be sold within the next year ($3 million) is presented in the Consolidated Balance Sheet at December 31, 2006, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($11 million) is included in Other Assets. Total capitalized real estate development costs (including our book basis in the related timber and timberlands) at December 31, 2005 were $31 million, including $5 million included within Other Assets.

The book basis of higher and better use timberlands that are considered held for sale in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are presented in the Consolidated Balance Sheet as Assets Held for Sale. Total assets held for sale were $82 million at December 31, 2006 and $43 million at December 31, 2005. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a wholly-owned taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the criteria of SFAS No. 144 are included in Timber and Timberlands. Capitalized costs (including our book basis in the related timber and timberlands) associated with External Development properties are presented in the Consolidated Balance Sheet as Assets Held for Sale if they are expected to be sold to a joint venture within the next year. External Development properties that are not expected to be sold to a joint venture within the next year are included in Timber and Timberlands.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced units are retired. Replacement of minor components of property and repair and maintenance costs are charged to expense as incurred.

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

Grantor Trusts. The Operating Partnership has a grantor trust that was established for deferred compensation and deferred Plum Creek shares. See Note 5 of the Notes to Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the Consolidated Statements of Income.

The Operating Partnership maintains another grantor trust, which the Operating Partnership uses to fund its non-qualified pension plan obligation. See Note 7 of the Notes to Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the Operating Partnership’s Consolidated Balance Sheet; realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss.

Shipping and Handling Costs. Costs incurred for shipping timber and manufactured products are included in cost of goods sold.

10K -91-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In addition to stock options, Plum Creek also grants restricted stock and restricted stock units of Plum Creek Timber Company, Inc., value management awards and dividend equivalents, a portion of which may be payable in common stock of Plum Creek Timber Company, Inc. Grants of both value management awards and dividend equivalents represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both value management awards and dividend equivalents will equal the fair value of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of value management awards and dividend equivalents as of the end of the most recent quarter. The Operating Partnership does not expect the total expense recognized over the performance period for value management awards and dividend equivalents computed in accordance with SFAS No. 123(R) to be materially different than the total expense computed under SFAS No. 123. However, as a result of the requirement under SFAS No. 123(R) to base the quarterly expense on the current fair value of value management awards and dividend equivalents, the quarterly and annual expense recognized under SFAS No. 123(R) could be materially different than the quarterly and annual expense we previously recognized under SFAS No. 123.

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change in the Consolidated Statements of Income of $2 million, net of tax, for the year ended December 31, 2006. The cumulative effect adjustment is primarily a result of changes in expense related to the fair value of the value management awards and dividend equivalents.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The impact of this change on net operating cash flows and net financing cash flows for the year ended December 31, 2006, was less than $1 million.

Excluding the cumulative effect of the accounting change of $2 million, net of tax, the impact of adopting SFAS No. 123(R) on January 1, 2006 was an increase of less than $1 million to our income before income taxes, income from continuing operations, and net income for the year ended December 31, 2006 than if we had continued to account for share-based compensation in accordance with SFAS No. 123.

Other Operating Income. Since 2000, the Operating Partnership has been a member of an industry coalition alleging that lumber exports to the U.S. were unfairly subsidized. This dispute was resolved during 2006, and Plum Creek received a settlement of $14 million ($13 million net of tax). The settlement is presented in our Consolidated Statements of Income as Gain from Canadian Lumber Settlement.

10K -92-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Periodically the Operating Partnership will recognize gains and losses from miscellaneous asset sales and litigation settlements. Gains recognized for 2006, 2005 and 2004 were $4 million, $5 million and $5 million, respectively, and were reported in our Consolidated Statements of Income as Other Operating Income (Expense), net.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2006 presentation. The reclassifications had no impact on operating income or net income.

For segment information, certain direct segment costs, previously included in corporate and other unallocated expense were reclassified in 2005 and 2004 to conform to the 2006 presentation (see Note 12 of the Notes to Financial Statements).

Capitalized costs associated with Internal Developments are separately stated at December 31, 2006. Previously, these costs were included in Timber and Timberlands. Accordingly, $31 million was reclassified at December 31, 2005 from Timber and Timberlands.

The book basis of higher and better use timberlands that are held for sale are separately stated at December 31, 2006. Previously, the book basis of assets held for sale were included in Timber and Timberlands. Accordingly, $43 million was reclassified at December 31, 2005 from Timber and Timberlands.

New Accounting Pronouncements

SFAS No. 158. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires entities to recognize the funded status of their defined benefit pension plans in the balance sheet, measured as the difference between the fair value of the plan assets less the projected benefit obligation. Any resulting asset or liability will be fully recognized in the balance sheet. SFAS No. 158 also requires the actuarial measurement date to be at the end of the entity’s fiscal year and expanded disclosure in the footnotes to the financial statements. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 for entities with publicly traded equity securities, and requires prospective application, with the initial recognition of the funded status being recognized as a component of accumulated other comprehensive income (loss). The Operating Partnership adopted SFAS No. 158 on December 31, 2006. As a result of adopting SFAS No. 158, the Operating Partnership recorded a $14 million decrease in accumulated other comprehensive income (loss), net of tax of $5 million. See Note 7 of the Notes to Financial Statements.

SAB 108. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard at December 31, 2006 did not have an impact on the Operating Partnership’s financial condition, results of operations or cash flows.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Operating Partnership will adopt SFAS No. 157 in the first quarter of 2008. The Operating Partnership is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.

FIN 48. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax

10K -93-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. The Operating Partnership adopted FIN 48 on January 1, 2007. The adoption of this standard did not have an impact on the Operating Partnership’s financial condition, results of operations or cash flows.

NOTE 2. TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

Timber and timberlands consisted of the following (in millions):

	DECEMBER 31, 2006	DECEMBER 31, 2005

Timber and logging roads—net	$ 2,631	$ 2,655
Timberlands	1,245	1,232

Timber and Timberlands—net	$ 3,876	$ 3,887

During 2006, the Operating Partnership acquired approximately 98,000 acres of timberlands primarily located in Oregon for $111 million. These purchases were financed primarily by using the funds from tax-deferred exchanges and our line of credit, and have been accounted for as asset acquisitions. Timberland dispositions during 2006 were approximately 112,000 acres, of which 57,000 acres were located in the Northern Resources Segment and 55,000 acres were located in the Southern Resources Segment.

During 2005, the Operating Partnership acquired approximately 754,000 acres of timberlands located in Northern Michigan, Arkansas and Florida for $501 million. These purchases were financed primarily by using proceeds from the issuance of debt and funds from tax-deferred exchanges and have been accounted for as asset acquisitions. Timberland dispositions during 2005 were approximately 232,000 acres, of which 63,000 acres were located in the Northern Resources Segment and 169,000 acres were located in the Southern Resources Segment.

During 2005, the Operating Partnership sold certain subsurface property rights (it’s remaining coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia. The sale of these properties is reflected in our Consolidated Statements of Income as Gain on Sale of Properties, net of tax. For the year ended December 31, 2005, we received sales proceeds of $21 million and, after deducting our book basis of $1 million, recorded a gain of $20 million. See Note 12 of the Notes to Financial Statements.

The Operating Partnership’s Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each real estate sale is evaluated for a potential impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2006, the Operating Partnership recorded impairment losses of $2 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $5 million. During 2005, the Operating Partnership recorded impairment losses of $1 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $4 million. During 2004, the Operating Partnership recorded impairment losses of $21 million in connection with the potential sale of non-strategic timberlands, which had a book basis of $45 million; substantially all of these properties were sold during 2004. The impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

During 2005, the Operating Partnership’s Southern Resources Segment recognized a $2 million loss, representing the book basis of the timber volume destroyed as a result of severe winds from Hurricane Katrina on approximately 350,000 acres in Mississippi.

10K -94-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment consisted of the following (in millions):

	DECEMBER 31, 2006	DECEMBER 31, 2005

Land, buildings and improvements	$ 87	$ 84
Machinery and equipment	296	285

	383	369
Accumulated depreciation	(167)	(135)

Property, Plant and Equipment—net	$ 216	$ 234

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

The Operating Partnership had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the Operating Partnership jointly explored for and developed coalbed methane gas found on certain of the Operating Partnership’s timberlands in West Virginia and Virginia. During 2004, the Operating Partnership sold its working interest in the joint operating agreement to Geomet, Inc. See Note 12 of the Notes to Financial Statements.

NOTE 3. INCOME TAXES

Plum Creek Timberlands, L.P. is a limited partnership and therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT is generally not subject to corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. However, the Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some higher and better use timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s wholly-owned taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower that the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

The book basis of the Operating Partnership’s assets and liabilities exceeds its tax basis by approximately $2.3 billion at December 31, 2006. Plum Creek’s wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) if Plum Creek makes a taxable disposition of certain property acquired in the merger with The Timber Company within the ten-year period following the merger date. The built-in gains tax applies to gains from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. Built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. The built-in gains tax does not apply to income generated from the harvesting and sale of timber.

10K -95-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with our merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2006, the $11 million deferred income tax liability was reduced by $1 million due to the payment of tax in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Plum Creek remeasures the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax each quarterly reporting period. In 2005, Plum Creek reduced our deferred tax liability associated with timber and timberlands by $5 million and correspondingly recorded a deferred tax benefit of $5 million. Based on projected timberland sales subject to the built-in gains tax for the period December 31, 2006 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties, it is estimated Plum Creek needs a deferred tax liability of approximately $5 million. As a result, no adjustment to the deferred tax liability associated with built-in gains tax was made in 2006.

Plum Creek conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the Operating Partnership’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the Operating Partnership’s higher and better use timberlands.

The provision for income taxes consists of the following for the years ended December 31 (in millions):

	2006	2005	2004

Current income taxes:
Federal	$ 11	$ 17	$ 15
State	2	3	3
Deferred income taxes:
Federal	–	(6)	(7)
State	–	(1)	(1)
Benefit from remeasurement of built-in gain deferred tax liability	–	(5)	–
Utilization of operating loss carryforwards	–	–	17

Provision for income taxes on income from continuing operations	$ 13	$ 8	$ 27

The federal statutory income tax rate was 35%. The income generated by the activities of the Operating Partnership is generally not subject to federal and state income tax. The provision for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2006	2005	2004

Provision for income taxes on income from continuing operations computed at the federal statutory tax rate	$ 115	$ 119	$ 128
Partnership income not subject to federal tax	(100)	(101)	(101)
State income taxes, net of federal benefit	1	1	4
Benefit from remeasurement of built-in gains deferred tax liability	–	(5)	–
Permanent book-tax differences	(3)	(6)	(4)

Provision for income taxes on income from continuing operations	$ 13	$ 8	$ 27

For the year ended December 31, 2006, $13 million of income tax expense was allocated to Income from Continuing Operations and $1 million was charged to Cumulative Effect of Accounting Change (See Note 1 of Notes to Financial Statements). For the years ended December 31, 2005 and 2004, $8 million and $27 million of income tax expense was allocated to Income from Continuing Operations, respectively.

10K -96-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries and for the assets of the Operating Partnership that are subject to built-in gains. The components of net deferred income tax liabilities are as follows at December 31 (in millions):

	2006	2005

Deferred income tax assets:
Accrued compensation	$ 10	$ 9
Accrued pension benefits	10	3
Timber and timberlands	2	1
Deferred revenue	–	9
Accrued worker’s compensation benefits	4	3
Other accruals and reserves	3	5

	29	30

Deferred income tax liabilities:
Machinery and equipment	(45)	(52)
Other	(2)	–

	(47)	(52)

Deferred income tax liability, net	$ (18)	$ (22)

Deferred income tax liabilities at December 31, 2006 and 2005, are net of deferred tax assets included in current assets of $7 million and $17 million, respectively. In connection with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans on December 31, 2006, we recorded a deferred tax asset of $5 million (see Note 7 of the Notes to Financial Statements).

Plum Creek filed its federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, Plum Creek remains liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by state and local taxing authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 2000. Georgia-Pacific’s consolidated income tax return for 2001 is currently under examination. Additionally, the Service has completed examinations of the federal income tax return of Plum Creek Timber Company, Inc. and the consolidated federal income tax return of the taxable REIT subsidiaries for the year 2003. Plum Creek has no open tax years prior to 2003.

10K -97-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4. BORROWINGS

Long–term debt consists of the following (in millions):

	DECEMBER 31, 2006	DECEMBER 31, 2005

Senior Notes due 2007, 11.125% plus unamortized premium of $0.3 at 12/31/06, effective rate of 6.74%	$ 15	$ 30
First Mortgage Notes due 2007, 11.125% plus unamortized premium of $0.3 at 12/31/06, effective rate of 6.74%	13	27
Senior Notes due 2007, 5.31%	25	25
Senior Notes due 2009, 8.73% plus unamortized premium of $4.1 at 12/31/06, effective rate of 7.55%	154	155
Senior Notes due 2011, mature serially 2007 to 2011, 7.62% to 7.83%, plus unamortized premium of $0.6 at 12/31/06, effective rates of 7.04% to 7.84%	172	173
Senior Notes due 2013, mature serially 2008 to 2013, 4.96% to 6.18%	280	280
Senior Notes due 2013, mature serially 2008 to 2013, 7.25% to 7.76%, less unamortized discount of $4.3 at 12/31/06, effective rates of 7.25% to 8.04%	441	495
Senior Notes due 2015, 5.875% less unamortized discount of $7.8 at 12/31/06, effective rate of 6.09%	517	299
Senior Notes due 2016, mature serially 2008 to 2016, 7.87% to 8.05%, plus unamortized premium of $0.2 at 12/31/06, effective rates of 7.42% to 8.05%	125	201

Total Long-term Debt	$ 1,742	$ 1,685
Less: Current Portion	(125)	(161)

Long-term Portion	$ 1,617	$ 1,524

On June 29, 2006, the Operating Partnership terminated its previous $650 million revolving line of credit maturing in January 2009 and entered into a new $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of December 31, 2006, the weighted-average interest rate for the borrowings on the line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2006, we had $581 million of borrowings and $5 million of standby letters of credit outstanding; $164 million remained available for borrowing under our line of credit. As of January 5, 2007, $243 million of the borrowings under our line of credit was repaid.

In April 2006, Plum Creek filed with the Securities and Exchange Commission a shelf registration statement under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P., may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

On May 2, 2006, the Operating Partnership., issued off the shelf registration statement $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The net proceeds of $216 million were used primarily to repay outstanding debt maturing during 2006. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

In May of 2005, the Operating Partnership entered into a $50 million one-year term loan agreement to finance the acquisition of approximately 35,000 acres of Florida timberlands. This loan was repaid in May of 2006.

10K -98-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November of 2005, the Operating Partnership issued $300 million aggregate principal amount of its senior notes with a coupon rate of 5.875% at a market price of 99.731% of the principal amount, maturing in 2015. The net proceeds of $297 million were used primarily to purchase timberlands. The Senior Notes due 2015 are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

During 2006, the Operating Partnership made debt principal payments totaling $207 million. During 2005, the Operating Partnership made debt principal payments totaling $47 million.

The senior notes are structurally subordinated to all unsecured debt and liabilities of the Operating Partnership’s subsidiaries, and junior in right of payment to secured debt of the Operating Partnership’s subsidiaries to the extent of the value of the assets secured by such debt. At December 31, 2006, the total amount of unsecured debt and liabilities of the Operating Partnership’s subsidiaries was approximately $859 million, and the total amount of secured debt of the Operating Partnership’s subsidiaries was approximately $13 million, representing mortgage notes secured by certain manufacturing assets. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Operating Partnership’s business or other similar process, the assets of the Operating Partnership’s subsidiaries will be available to pay the amounts due on the senior notes only after the secured and unsecured indebtedness of the Operating Partnership’s subsidiaries has been repaid in full.

The Senior Notes (excluding the Senior Notes due 2011) and the First Mortgage Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $114 million at December 31, 2006, and $148 million at December 31, 2005. The Senior Notes are unsecured. The First Mortgage Notes are collateralized by substantially all of the property, plant and equipment of the lumber, plywood and MDF manufacturing facilities. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on all debt agreements and the line of credit are as follows as of December 31, 2006 (in millions):

Maturity	Debt Agreements	Line of Credit	Total

2007	$ 125	$ –	$ 125
2008	147	–	147
2009	199	–	199
2010	57	–	57
2011	422	581	1,003
Thereafter	792	–	792

Total	$ 1,742	$ 581	$ 2,323

The Operating Partnership’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments (see Note 6 of the Notes to Financial Statements) based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership was in compliance with all of our borrowing agreement covenants as of December 31, 2006.

10K -99-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents and notes receivable approximate fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $2.38 billion and $2.32 billion at December 31, 2006 and 2005, respectively, and the carrying amount was $2.32 billion and $2.23 billion at December 31, 2006 and 2005, respectively. The fair value of the Operating Partnership’s publicly-traded debt (i.e. Senior Notes due 2015) is estimated using market quotes; the fair value of the remainder of the Operating Partnership’s debt is estimated using current interest rates for similar obligations with like maturities.

Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $19 million and $18 million at December 31, 2006 and 2005, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless a permanent impairment has occurred, which is then charged to expense. Unrealized holding gains relating to mutual fund investments were approximately $4 million and $2 million at December 31, 2006 and 2005, respectively. The Operating Partnership records changes in unrealized holding gains in Other Comprehensive Income. Realized gains and losses were less than $1 million in 2006, 2005, and 2004. See Note 7 of the Notes to Financial Statements for discussion of the Operating Partnership’s Pension Plans.

Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $9 million at both December 31, 2006 and 2005. Unrealized holding gains related to mutual fund investments were $1 million at both December 31, 2006 and 2005. The change in unrealized holding gains has been recognized in the Operating Partnership’s Consolidated Statements of Income resulting in a gain of less than $1 million in 2006, a loss of less than $1 million in 2005, and a gain of $1 million in 2004. Realized gains and losses were less than $1 million in 2006, 2005, and 2004. Deferred compensation obligations are included in Other Liabilities and were $9 million at both December 31, 2006 and 2005.

NOTE 6. PARTNERS’ CAPITAL

Under the terms of our note agreements and line of credit (see Note 4 of the Notes to Financial Statements), the Operating Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. Subject to certain restrictions, the Operating Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, the Operating Partnership could distribute or advance the cash on its balance sheet as of December 31, 2006, or $273 million, all of which is considered unrestricted assets. At December 31, 2006, the Operating Partnership and its consolidated subsidiaries had net assets of $2,089 million of which $1,816 million was restricted from being transferred by the Operating Partnership to Plum Creek Timber Company, Inc.

10K -100-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan. Plum Creek Timber Company, Inc. sponsors defined benefit pension plans that cover substantially all employees of the Operating Partnership. Therefore, all employee pension and retirement plan assets, obligations and costs are allocated to the Operating Partnership. The Operating Partnership uses a December 31 measurement date for its pension plans. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2006	2005

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$ 116	$ 107
Service cost	6	6
Interest cost	7	6
Actuarial loss	1	4
Benefits paid	(10)	(7)

Benefit obligation at end of period	$ 120	$ 116

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$ 82	$ 75
Actual return on plan assets	8	5
Employer contributions	6	9
Benefits paid	(10)	(7)

Fair value of plan assets at end of period	86	82

Funded Status—December 31	$ (34)	$ (34)

The underfunded status of our plans of $34 million at December 31, 2006, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $31 million. The accumulated benefit obligation was $100 million and $96 million at December 31, 2006 and December 31, 2005, respectively.

We adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”) on December 31, 2006. Under SFAS No. 158, we are required to recognize the funded status for our defined benefit plans in our December 31, 2006, Consolidated Balance Sheet. The funded status is the difference between the fair value of plan assets and the projected benefit obligation. Recognizing the funded status resulted in a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial losses and unrecognized prior service costs. Previously under the provisions of SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), these amounts were netted against the plan’s funded status in our Consolidated Balance Sheets. These amounts will be subsequently recognized as pension cost pursuant to our historical accounting policy for amortizing such amounts. The actuarial gains and losses that arise in subsequent periods and that are not recognized as pension cost in the same periods will be recognized as a component of other comprehensive income, and will be subsequently recognized as a component of pension cost consistent with our historical policy for amortizing such amounts.

10K -101-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The adoption of SFAS No. 158 had no effect on our Consolidated Statements of Income for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. The incremental effect of applying SFAS No. 158 on individual line items on our December 31, 2006 Consolidated Balance Sheet is as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Other Current Liabilities	$ 13	$ 3	$ 16
Deferred Tax Liability	30	(5)	25
Other Liabilities	53	16	69
Total Liabilities	2,559	14	2,573
Accumulated Other Comprehensive Income (Loss)	4	(14)	(10)
Total Partners’ Capital	$ 2,103	$ (14)	$ 2,089

As of December 31, 2006, amounts that have not yet been recognized in pension cost and are included in accumulated other comprehensive income (loss) are as follows:

DECEMBER 31, 2006

Net actuarial loss	$ (18)
Prior service cost	(1)
Deferred tax benefit	5

During 2007, we expect $1 million of net actuarial loss and prior service cost to be recognized as a component of pension cost.

Under SFAS No. 158, we recognized a liability in our Consolidated Balance Sheet at December 31, 2006, for our defined benefit pension plans that are underfunded. Under the provisions of SFAS No. 87, the unfunded accrued pension cost at December 31, 2005 is set forth in the following table (in millions):

DECEMBER 31, 2005

Funded status	$ (34)
Unrecognized net actuarial loss	19
Unrecognized prior service cost	1

Unfunded accrued pension cost	$ (14)

The unfunded accrued pension cost at December 31, 2005, consisted of accrued pension liability of $17 million for the non-qualified pension plans and $3 million of prepaid pension cost for the qualified pension plan.

The components of pension cost were as follows for the years ended December 31 (in millions):

	2006	2005	2004

Service cost	$ 6	$ 6	$ 6
Interest cost	7	6	6
Expected return on plan assets	(6)	(5)	(5)
Recognized actuarial loss	1	2	–

Total pension cost	$ 8	$ 9	$ 7

10K -102-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted-average assumptions used to determine benefit obligation:

	DECEMBER 31, 2006	DECEMBER 31, 2005

Discount rate	5.90%	5.75%
Rate of compensation increase	3.70%	3.70%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2006	2005	2004

Discount rate	5.75%	5.75%	6.25%
Expected long-term return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	3.70%	3.70%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2006 and 2005.

Most of the Operating Partnership’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after five years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the Operating Partnership on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

The Operating Partnership maintains a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. The Operating Partnership’s contributions to these plans vary from year to year. It is the Operating Partnership’s policy to fund the qualified plan annually by either the value of the benefits earned during the year or, if more, the amount such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued).

The Operating Partnership has the same funding policy for the non-qualified plans. However, assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, pension assets for the non-qualified plans are not considered plan assets, and therefore, have not been netted against our pension liability. Pension assets for the non-qualified plans are included in “Investment in Grantor Trusts” and the related pension liability is included in “Other Liabilities” and “Other Current Liabilities” in our Consolidated Balance Sheet. At December 31, 2006 and 2005, the accumulated benefit obligation for the non-qualified plans was $19 million and $17 million, respectively. The fair value of assets held in a grantor trust associated with the non-qualified plans was $19 million at December 31, 2006, and $18 million at December 31, 2005.

As a result of the Operating Partnership’s funding policy, annual qualified pension contributions and grantor trust funding are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected investment returns, the Operating Partnership expects 2007 contributions to the qualified pension plan to range between $2 million and $5 million. Additionally, during 2007 the Operating Partnership expects to contribute between $1 million and $3 million to its grantor trust associated with the non-qualified plans.

10K -103-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents expected future benefit payments projected based on the same assumptions used by the Operating Partnership to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments

2007	$ 11
2008	11
2009	12
2010	12
2011	12
2012 through 2016	64

As of year-end, plan assets were allocated as follows:

	DECEMBER 31, 2006	DECEMBER 31, 2005

Large Capitalization Domestic Equities	31%	30%
Small and Mid-Size Capitalization Domestic Equities	12%	11%
International Equities	14%	14%
Fixed Income	33%	32%
Hedge Funds	10%	10%
Cash	–%	3%

Total	100%	100%

It is the Operating Partnership’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The Operating Partnership uses eight fund managers to capture favorable returns in various asset classes and to diversify risk. At December 31, 2006, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	25% TO 37%
Small and Mid-Size Capitalization Domestic Equities	8% TO 14%
International Equities	12% TO 16%
Fixed Income	31% TO 37%
Hedge Funds	8% TO 12%

Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the above target allocations. To further reduce risk, fund managers are required to invest in a diversified portfolio. No more than 5% of an equity portfolio can be invested in a single company and fund managers are expected to be well diversified with respect to industry and economic sectors. No more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Equity investments are limited to common stocks, common stock equivalents and preferred stock. Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks, and other U.S. financial institutions. Furthermore, hedge funds are used to reduce market risk and generate absolute returns regardless of market direction by employing limited use of derivative instruments, selling securities short, and buying and selling futures and options contracts.

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

10K -104-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $6 million in 2006 and $5 million each for 2005 and 2004. The employer match for each of the three years was 100%.

Other Benefit Plans. Certain executives and key employees of the Operating Partnership participate in incentive benefit plans, which provide for the granting of shares and/or cash bonuses upon meeting performance objectives. See Note 8 of the Notes to Financial Statements.

NOTE 8. SHARE–BASED COMPENSATION PLANS

Plum Creek Timber Company, Inc. has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, value management awards and dividend equivalents. Certain executives and key employees of the Operating Partnership are covered by this plan. All of Plum Creek’s activities are conducted through the Operating Partnership, therefore all share-based compensation expense is allocated to the Operating Partnership. Proceeds from the exercise of Plum Creek stock options are retained by Plum Creek Timber Company, Inc.

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At December 31, 2006, 3.3 million shares of the 12.4 million reserved shares have been used and, therefore, 9.1 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards and dividend equivalents. The number of shares to be issued in connection with value management awards and dividend equivalents is not determined until the end of their respective performance periods. New shares of Plum Creek Timber Company, Inc. are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2006:

	Shares Subject To Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)

Balance at January 1, 2006	2,302,130	$ 27.34
Granted	463,080	35.72
Exercised/surrendered	(328,853)	20.70
Cancelled/forfeited	(163,336)	30.38

Outstanding, December 31, 2006	2,273,021	$ 29.79	6.4	$ 23

Vested or expected to vest, December 31, 2006	1,982,142	$ 29.77	6.4	$ 20

Exercisable, December 31, 2006	1,337,361	$ 26.25	5.0	$ 18

10K -105-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2006	2005	2004

Proceeds from stock options exercised	$7	$9	$12
Intrinsic value of stock options exercised	$5	$7	$6
Tax benefit related to stock options exercised	$0.2	$0.4	$0.6

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2006	2005	2004

Expected term (years)	6	6	7
Risk-free interest rate	4.5%	4.1%	3.7%
Volatility	23.1%	24.0%	24.0%
Dividend yield	4.5%	4.1%	4.5%
Weighted-average measurement date fair value	$6.10	$6.82	$5.13

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests between six months and three years from the grant date. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock to Plum Creek. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2006, 2005 and 2004 were $35.98, $36.99 and $33.48 respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the year ended December 31, 2006:

	Shares	Weighted- Average Grant Date Fair Value

Balance at January 1, 2006	72,300	$ 34.45
Granted	17,200	35.98
Vested	(24,800)	33.06
Forfeited	–	–

Balance at December 31, 2006	64,700	$ 35.39

The total fair value of restricted stock awards that vested during the years ended December 31, 2006, 2005 and 2004 was less than $1 million each.

10K -106-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc may be awarded to certain directors, officers and employees of the Operating Partnership. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the year ended December 31, 2006 was $35.63. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2006:

	Units	Weighted- Average Grant Date Fair Value

Balance at January 1, 2006	–	$ –
Granted	99,395	35.63
Vested	(500)	35.87
Forfeited	(6,180)	35.74

Balance at December 31, 2006	92,715	$ 35.62

Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon Plum Creek’s performance over a three-year period measured against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period (“Peer Group”).

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

Value management awards activity was as follows for the year ended December 31, 2006:

Units

Balance at January 1, 2006	79,535
Grants	62,980
Payments	–
Forfeitures	(13,130)

Balance at December 31, 2006	129,385

10K -107-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair valueA	Unrecognized Compensation Expense	Maximum Award ValueB

2004 to 2006	34,240	$2.5	$–	$6.8
2005 to 2007	37,055	$2.1	$0.7	$7.4
2006 to 2008	58,090	$4.5	$2.8	$11.6

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is based on a unit value of $200.

The three-year performance period for the 2004 grants ended on December 31, 2006; amounts earned of $2.5 million, based on a unit value of $74, were paid (primarily in cash) during the first quarter of 2007. There were no value management award payments during the first quarter of 2006 because no awards had a performance period ending December 31, 2005. The three-year performance period for the 2002 grants ended on December 31, 2004; amounts earned of $9 million were paid (primarily in cash) during the first quarter of 2005. The three-year performance period for the 2000 grants ended on December 31, 2002; amounts earned of $8.9 million, based on a unit value of $200, were paid half during the first quarter of 2003 and half during the first quarter 2004.

Dividend Equivalents. Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by Plum Creek multiplied by the number of unexercised stock options. No dividend equivalents were awarded during 2006.

For awards granted in 2005 and 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of Plum Creek’s current year dividend plus a percentage of prior year unearned dividends to the extent that Plum Creek has achieved a minimum level of total shareholder return. The total shareholder return computation consists of Plum Creek’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon Plum Creek’s performance for that year measured against the performance of the Peer Group. Dividends are earned in whole or in part based on a sliding scale. If Plum Creek’s total shareholder return is below the 50th percentile of the Peer Group, the percentage amount is zero. If Plum Creek’s total shareholder return is at or above the 75th percentile, the full amount of the dividend is earned. If Plum Creek’s relative performance is between the 50th and the 75th percentiles, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year. The minimum level of total shareholder return must be at least 5.5% on an annualized basis.

For awards granted prior to 2004, each year during the respective five-year performance period, a participant may earn an amount equal to Plum Creek’s current year dividend plus prior year unearned dividends to the extent Plum Creek’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year.

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Amounts earned, if any, are paid in the quarter immediately following the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At December 31, 2006, 1.5 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the Operating Partnership were outstanding.

10K -108-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2006 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2002 to 2006	321,299	$1.7	$–	$1.7
2003 to 2007	354,625	$2.8	$0.6	$2.8
2004 to 2008	416,312	$1.4	$0.5	$2.3
2005 to 2009	383,750	$0.9	$0.5	$2.3

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is calculated based on earned dividends to date plus potential future unearned dividends assuming a quarterly dividend rate of $0.42 per share.

The five-year performance period for the 2002 grants ended on December 31, 2006; amounts earned of $1.7 million were paid (primarily in cash) during the first quarter of 2007. The five-year performance period for the 2001 grants ended on December 31, 2005; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2006. The five-year performance period for the 2000 grants ended on December 31, 2004; amounts earned of $3 million were paid (primarily in cash) during the first quarter of 2005. No dividends equivalents were awarded prior to 2000.

Measurement of Compensation Costs for Value Management Awards and Dividend Equivalents. Grants of both value management awards and dividend equivalents represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both value management awards and dividend equivalents will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of value management awards and dividend equivalents as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for value management awards and dividend equivalents are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Fair values for value management awards and dividend equivalents are computed based on Plum Creek’s historical relative total shareholder return compared to the Peer Group from the beginning of the performance period to the end of the most recent quarter, and Plum Creek’s simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of Plum Creek and the Peer Group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of Plum Creek’s and the Peer Group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that the current quarterly dividend of Plum Creek common stock of $0.42 per share will remain constant through the end of the performance period.

Accounting for Share-Based Compensation. The Operating Partnership expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by the Operating Partnership on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was approximately $9 million, $9 million and $13 million for the years ended December 31, 2006, 2005, and 2004, respectively. For the years ended

10K -109-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2006, 2005, and 2004, the Operating Partnership recognized $2 million, $2 million, and $3 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2006, there was $12 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

NOTE 9. RELATED-PARTY TRANSACTIONS

Transactions with Parent. The Operating Partnership’s parent, Plum Creek Timber Company, Inc., provides pension plans and share-based and deferred compensation plans that cover employees of the Operating Partnership (see Notes 7 and 8 of the Notes to Financial Statements). All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all pension and share-based compensation expense is allocated to the Operating Partnership.

NOTE 10. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	DECEMBER 31, 2006	DECEMBER 31, 2005

OTHER CURRENT ASSETS
Prepaid expenses	$ 8	$ 11
Taxes receivable	4	2
Notes receivable	3	–
Other	6	3

	$ 21	$ 16

OTHER NON-CURRENT ASSETS
Real Estate Development Properties	$ 11	$ 5
Unamortized debt issue costs	7	7
Deposits	6	6
Notes receivable	1	3
Other	3	2

	$ 28	$ 23

OTHER CURRENT LIABILITIES
Long-term incentive compensation	$ 4	$ 3
Accrued pension liability	3	–
Other	9	8

	$ 16	$ 11

OTHER NON-CURRENT LIABILITIES
Timber obligations	$ 10	$ 11
Deferred compensation	9	9
Long-term incentive compensation	6	9
Accrued pension liability	31	17
Other	13	9

	$ 69	$ 55

10K -110-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2007 through 2023, with various renewal options by either party for periods ranging from three years to 15 additional years.

Lease Commitments. The Operating Partnership leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $7 million in 2006, $5 million in 2005 and $3 million in 2004. The Operating Partnership leases certain timberlands in which the Operating Partnership acquired title to the standing timber at the inception of the lease. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2006 (in millions):

	Operating Leases	Timber Obligations

2007	$ 5	$ 1
2008	4	1
2009	4	1
2010	3	1
2011	2	1
Thereafter	9	5

Total	$ 27	$ 10

10K -111-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Southern Resources Segment. The Gulf South Resource region and the Atlantic South Resource region are aggregated into the Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers. Additionally, the Southern Resources Segment leases our timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment. The Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberlands. We estimate that included in our approximately 8.2 million acres of timberlands are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over the next 15 years for residential, recreational or conservation purposes. In addition, the Operating Partnership has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber. Included within the 1.7 million acres of higher and better use timberlands are approximately 225,000 acres that will be developed by the Operating Partnership’s wholly-owned taxable REIT subsidiaries. Properties developed internally by the Operating Partnership will generally be low-intensity development limited to obtaining entitlements and investing in infrastructures such as roads and utilities. Larger and more complicated projects, such as destination resorts and master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing timberlands and exercising certain protective rights.

10K -112-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Manufactured Products Segment. The lumber, plywood and medium density fiberboard (MDF) businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities, one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic lumber retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada. Residual chips that are not used internally are sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2006	2005	2004

Lumber	$ 203	$ 223	$ 235
Plywood	137	144	157
MDF	153	137	126

Total	$ 493	$ 504	$ 518

Other Segment. The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Mineral income consists of royalty revenue from the extraction of oil and gas, natural aggregates and coal (until the first quarter of 2005).

In the fourth quarter of 2004, the Operating Partnership sold certain subsurface property rights (primarily coal reserves, excluding coalbed methane, oil and gas reserves) in Buchanan County, Virginia, to Consol Energy, Inc. The Operating Partnership received proceeds of $23 million in connection with the sale and the release of certain legal claims, which the Operating Partnership believes comprised a portion of the proceeds. However, the sale agreement did not specify an allocation. The net gain from this sale and settlement of certain legal claims, after reducing the proceeds for applicable income taxes, was $23 million. During the first quarter of 2005, we sold our remaining coal reserves for proceeds of $21 million. The net gain from this sale after reducing the proceeds for our book basis and applicable income tax, was $20 million. Prior to these sales, substantially all of the coal reserves were subject to long-term mineral leases. For the year ended December 31, 2004, the Other Segment revenues and operating income included approximately $1 million from royalties associated with the mineral leases, and less than $1 million in 2005. These gains have been reported in our Consolidated Statements of Income as a separate line item below Income from Continuing Operations.

The Operating Partnership evaluates performance and allocates capital to the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the Operating Partnership does not produce such information internally.

10K -113-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents information about reported segments for the years ended December 31 (in millions):

	Northern Resources	Southern ResourcesA	Real EstateB	Manufactured ProductsC	OtherD	TotalE

2006
External revenues	$ 328	$ 479	$ 308	$ 493	$ 19	$ 1,627
Intersegment revenues	85	–	–	–	–	85
Export revenues	20	–	–	27	–	47
Depreciation, depletion and amortization	36	57	–	30	–	123
Basis of real estate sold	–	–	85	–	–	85
Operating income	105	178	178	22	16	499

2005
External revenues	$ 263	$ 501	$ 292	$ 504	$ 16	$ 1,576
Intersegment revenues	84	–	–	–	–	84
Export revenues	22	–	–	22	–	44
Depreciation, depletion and amortization	28	52	–	29	–	109
Basis of real estate sold	–	–	124	–	–	124
Operating income	99	217	136	29	13	494

2004
External revenues	$ 235	$ 459	$ 303	$ 518	$ 13	$ 1,528
Intersegment revenues	90	–	–	–	–	90
Export revenues	22	–	–	22	–	44
Depreciation, depletion and amortization	27	48	–	37	1	113
Basis of real estate sold	–	–	134	–	–	134
Operating income	97	203	149	56	9	514

A	For the year ended December 31, 2005, the Southern Resources segment recorded a loss of $2 million related to hurricane damage, which is included in depreciation, depletion and amortization in the financial statements.

B	The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $2 million in 2006, $1 million during 2005, and $21 million during 2004. Impairments are recognized as part of cost of goods sold and reflected as part of operating income.

C	For the year ended December 31, 2004, the Manufactured Products segment recorded a $9 million lumber assets impairment loss, which is included in depreciation, depletion and amortization in the financial statements.

D	The Operating Partnership had been a party to a joint operating agreement with Geomet, Inc., a coalbed methane developer, with whom the Operating Partnership had jointly explored for and developed coalbed methane gas found on certain of its timberlands in West Virginia and Virginia. During the second quarter of 2004, the Operating Partnership sold its working interest in the joint operating agreement to Geomet, Inc. for $27 million. The resulting gain of $5 million before income taxes is included in Other Operating Income (Expense), net in our operating income for 2004. The agreement provides for contingent additional sales proceeds of up to $3 million payable at the end of 2007. The impact on operating income from our working interest in the joint operating agreement during the year ended December 31, 2004 was less than $1 million.

E

Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $5 million, $4 million, and $1 million for 2006, 2005 and 2004, respectively. Certain direct segment costs, such as share-based compensation, information technology and segment executive management, previously included in corporate and other unallocated expenses, were reclassified to conform to the current year presentation. In 2005, we reclassified a total of $12

10K -114-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million to segment operating income. As a result, segment operating income decreased from the previous year’s presentation by $3 million for the Northern Resources Segment, $4 million for the Southern Resources Segment, $4 million for the Real Estate Segment and $1 million for the Manufactured Products Segment. In 2004, we reclassified a total of $12 million to segment operating income. As a result, segment operating income decreased from the previous year’s presentation by $3 million for the Northern Resources Segment, $4 million for the Southern Resources Segment, $3 million for the Real Estate Segment and $2 million for the Manufactured Products Segment.

A reconciliation of total operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2006	2005	2004

Total segment operating income	$ 499	$ 494	$ 514
Interest expense, net	(133)	(109)	(111)
Corporate and other unallocated expenses	(53)	(48)	(42)
Gain from Canadian Lumber Settlement	14	–	–
Other Income (Expense), net	1	2	5

Income before income taxes	$ 328	$ 339	$ 366

Intersegment sales prices are determined at least quarterly, based upon estimated market prices and terms in effect at the time. Export revenues in 2006 consisted of log sales primarily to Canada, as well as manufactured product sales, primarily to Canada and Mexico. Export revenues in 2005 consisted of log and manufacturing products sales primarily to Canada. Export revenues in 2004 consisted of log sales, primarily to Japan and Canada, as well as manufactured product sales, primarily to Canada. The Operating Partnership does not hold any long-lived foreign assets.

Segment revenues from sales to a single customer in excess of 10% of total revenues were as follows for the years ended December 31 (in millions):

	2006	2005	2004

Northern Resources	$ 4	$ 7	$ 8
Southern Resources	160	193	144
Manufactured Products	–	–	12

Total	$ 164	$ 200	$ 164

10K -115-

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in millions)	1st QuarterA	2nd Quarter	3rd Quarter	4th QuarterB

2006
Revenues	$ 414	$ 380	$ 454	$ 379
Gross Profit	153	125	158	120
Operating Income	127	99	134	101
Income Before Cumulative Effect of Accounting Change	92	62	92	69
Net Income	94	62	92	69

2005
Revenues	$ 400	$ 358	$ 427	$ 391
Gross Profit	155	126	140	119
Operating Income	134	102	117	95
Net Income	122	69	96	67

A	2005 first quarter net income includes a $20 million Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

B	2006 fourth quarter net income includes a $14 million gain from the Canadian Lumber Settlement ($13 million, net of tax). Also, 2005 fourth quarter net income includes a $3 million Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

10K -116-

PLUM CREEK TIMBERLANDS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of

Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments and also changed its method of accounting for its defined benefit pension plan.

/s/ Ernst & Young LLP

Seattle, Washington

February 16, 2007

10K -117-

PLUM CREEK TIMBER COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited management’s assessment, included in the accompanying Management Report, that Plum Creek Timber Company, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Plum Creek Timber Company, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Plum Creek Timber Company, Inc. and our report dated February 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 16, 2007

10K -118-

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

Management’s Report on Internal Control over Financial Reporting

The management of Plum Creek Timber Company, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our system of internal control over financial reporting is designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the framework included in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

10K -119-

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the company’s executive officers, code of ethics and certain other corporate governance matters is presented in Part I of this Form 10-K. Information under the following captions in the company’s 2007 Annual Meeting Proxy Statement is incorporated herein by reference: “Proposal 1—Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “Board of Directors and Corporate Governance—Selection of Nominees to the Board of Directors”; and “Board of Directors and Corporate Governance—Board Committees—Audit Committee”.

ITEM 11. EXECUTIVE COMPENSATION

Information under the following captions in the company’s 2007 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report; and “Board of Directors and Corporate Governance—Director Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is presented in Part II of this Form 10-K. Information under the following captions in the company’s 2007 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation—Equity Compensation Plan Information”; and “ Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the following captions in the company’s 2007 Annual Meeting Proxy Statement is incorporated herein by reference: “Related Party Transactions”; “Board of Directors and Corporate Governance—Director Independence”; and “Board of Directors and Corporate Governance—Board Committees—Audit Committee”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the following caption in the company’s 2007 Annual Meeting Proxy Statement is incorporated herein by reference: “Independent Auditors—Fees to the Independent Auditors for 2005 and 2006”.

10K -120-

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

10K -121-

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Amended and Restated Agreement and Plan of Conversion, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc., Plum Creek Timber Company, L.P. and Plum Creek Management Company, L.P. (Exhibit 2.3 to Form S-4, Regis. No. 333-71371, filed January 28, 1999).

2.2	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, L.P., Plum Creek Acquisitions Partners, L.P. and Plum Creek Timber Company, Inc. (Exhibit 2.3 to Form S-4, Regis. No. 333-71371, filed January 28, 1999).

2.3	Agreement and Plan of Merger, dated as of July 17, 1998, by and among Plum Creek Timber Company, Inc. and Plum Creek Management Company, L.P. (Exhibit 2.3 to Form S-4, Regis. No. 333-71371, filed January 28, 1999).

2.4	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, dated filed June 14, 2001).

2.5	Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999. (Exhibit 2.6 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

2.6	Real Estate Purchase and Sale Agreement between Plum Creek Timberlands, L.P. and Soterra, LLC dated March 28, 2005 (Exhibit 2.1 and Exhibit 2.2 to Form 8-K, File No. 1-10232, filed on April 1, 2005).

2.7	Real Estate Purchase and Sale Agreement between Plum Creek Timberlands, L.P. and Escanaba Timber LLC, dated September 30, 2005 (Exhibit 2.1 to Form 8-K, File No. 1-10232, filed on October 5, 2005).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Exhibit 3.2 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.3	Amendment to Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 8-K, File No. 1-10239, filed February 8, 2007).

4.1	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, dated May 2, 2006).

4.4	Senior Note Agreement, dated as of October 9, 2001, governing terms of $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10K -122-

Exhibit Designation	Nature of Exhibit

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and Wells Fargo Bank, National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, dated June 29, 2006).

10.2	Purchase Agreement, dated November 8, 2005, by and among Plum Creek Timberlands, L.P., Plum Creek Timber Company, Inc., and Banc of America Securities LLC and Goldman, Sachs & Co., as representatives of the several underwriters named therein (Exhibit 1.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

10.3	Form of Primary Insurance Policy (Exhibit 10.3 to Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.4+	Plum Creek Supplemental Benefits Plan (Exhibit 10.B.1 to Form 10-K/A, Amendment No. 1, File No. 1-10239), for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan. (Exhibit 10.B.1 to Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995). Second Amendment to the Plum Creek Supplemental Benefits Plan (Exhibit 10.3 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2003).

10.5+	Plum Creek Timber Company, Inc. Deferral Plan (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.6+	Director Deferral Election Form (Exhibit 10.3 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.7+	Executive Deferral Election Form (Exhibit 10.4 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.8+	Plum Creek Director Stock Ownership Plan (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.9	Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber, Corp, NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Exhibit 8.3 to Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.10+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).

10.11+	Plum Creek Timber Company, Inc. Amended and Restated Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 29, 2004).

10.12+	Plum Creek Timber Company, Inc. Annual Incentive Plan (Exhibit 10.13 to Form 10-K, File No. 1-10239, for the year ended December 31, 2000).

10.13+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Years 2000, 2001, 2002 and 2003 (Exhibit 10.5 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.14+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Year 2004 and 2005 (Exhibit 10.2 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2004).

10.15+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on February 8, 2006).

10K -123-

Exhibit Designation	Nature of Exhibit

10.16+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2007 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on February 8, 2007).

10.17+	Form of Restricted Stock Unit Award Agreement for Thomas M. Lindquist For Plan Year 2007.

10.18+	Form of Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Years 2002 and 2003 (Exhibit 10.16 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.19+	Form of Amendment to Director Stock Option and Dividend Equivalent Right Award Agreement Effective For Plan Years 2002 and 2003 (Exhibit 10.17 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.20+	Form of Amended and Restated Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Year 2004 (Exhibit 10.16 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.21+	Form of Director Stock Award Agreement For Plan Year 2007.

10.22+	Summary of Current Director Compensation.

10.23+	Form of Director and Officer Indemnity Agreement (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2004).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10K -124-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC. (Registrant)

By:	/s/ RICK R. HOLLEY
Rick R. Holley President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature to this Annual Report on Form 10-K appears below hereby constitutes and appoints Rick R. Holley, David W. Lambert and James A. Kraft, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file any and all amendments to this Annual Report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this Annual Report on Form 10-K or any amendments thereto, and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ IAN B. DAVIDSON Ian B. Davidson	Director, Chairman of the Board	February 27, 2007 Date

/s/ RICK R. HOLLEY Rick R. Holley	President and Chief Executive Officer, Director	February 27, 2007 Date

/s/ ROBIN JOSEPHS Robin Josephs	Director	February 27, 2007 Date

/s/ JOHN G. MCDONALD John G. McDonald	Director	February 27, 2007 Date

/s/ ROBERT B. MCLEOD Robert B. McLeod	Director	February 27, 2007 Date

/s/ JOHN H. SCULLY John H. Scully	Director	February 27, 2007 Date

/s/ STEPHEN C. TOBIAS Stephen C. Tobias	Director	February 27, 2007 Date

/s/ CARL B. WEBB Carl B. Webb	Director	February 27, 2007 Date

/s/ MARTIN A. WHITE Martin A. White	Director	February 27, 2007 Date

10K -125-

/s/ DAVID W. LAMBERT David W. Lambert	Senior Vice President and Chief Financial Officer	February 27, 2007 Date

/s/ DAVID A. BROWN David A. Brown	Vice President, Chief Accounting Officer	February 27, 2007 Date

10K -126-