Form 10-Q
period 2007-03-31
PLUM CREEK TIMBER CO INC
filed 2007-05-02
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of outstanding shares of the registrant’s common stock, as of April 19, 2007, was 176,758,345.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2007

TABLE OF CONTENT S

PART I

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions, Except per Share Amounts)	Quarter Ended March 31,
	2007	2006
REVENUES:
Timber	$209	$214
Real Estate	39	61
Manufacturing	115	134
Other	6	5

Total Revenues	369	414

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	134	121
Real Estate	17	16
Manufacturing	113	123
Other	1	1

Total Cost of Goods Sold	265	261
Selling, General and Administrative	29	28

Total Costs and Expenses	294	289

Other Operating Income (Expense), net	2	2

Operating Income	77	127
Interest Expense, net	36	31

Income before Income Taxes	41	96
Provision (Benefit) for Income Taxes	(4)	4

Income From Continuing Operations	45	92
Cumulative Effect of Accounting Change, net of tax	—	2

Net Income	$45	$94

PER SHARE AMOUNTS:
Income From Continuing Operations – Basic	$0.26	$0.50
Income From Continuing Operations – Diluted	$0.25	$0.50

Net Income per Share – Basic	$0.26	$0.51
Net Income per Share – Diluted	$0.25	$0.51

Dividends Declared – per Common Share Outstanding	$0.42	$0.40

Weighted Average Number of Shares Outstanding
– Basic	177.1	184.2
– Diluted	177.5	184.7

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions, Except per Share Amounts)	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$210	$273
Restricted Advance from Customer	—	4
Accounts Receivable	44	40
Like-Kind Exchange Funds Held in Escrow	10	—
Inventories	86	83
Deferred Tax Asset	7	7
Real Estate Development Properties	5	3
Assets Held for Sale	84	82
Other Current Assets	20	21

	466	513

Timber and Timberlands – Net	3,850	3,876
Property, Plant and Equipment – Net	210	216
Investment in Grantor Trusts	25	28
Other Assets	29	28

Total Assets	$4,580	$4,661

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$100	$125
Accounts Payable	36	42
Interest Payable	40	30
Wages Payable	12	27
Taxes Payable	16	24
Deferred Revenue	8	17
Other Current Liabilities	15	16

	227	281

Long-Term Debt	1,570	1,617
Line of Credit	653	581
Deferred Tax Liability	22	25
Other Liabilities	64	68

Total Liabilities	2,536	2,572

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value, authorized shares – 75.0, outstanding – none	—	—
Common Stock, $0.01 par value, authorized shares – 300.6, issued (Net of Treasury Stock) – 176.8 at March 31, 2007 and 177.1 at December 31, 2006	2	2
Additional Paid-In Capital	2,197	2,190
Retained Earnings	184	214
Treasury Stock, at cost, Common Shares – 10.1 at March 31, 2007 and 9.5 at December 31, 2006	(329)	(307)
Accumulated Other Comprehensive Income (Loss)	(10)	(10)

Total Stockholders’ Equity	2,044	2,089

Total Liabilities and Stockholders’ Equity	$4,580	$4,661

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$45	$94
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	33	31
Basis of Real Estate Sold	9	10
Deferred Income Taxes	(3)	1
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(10)	29
Other Working Capital Changes	(31)	(20)
Expenditures for Real Estate Development	(2)	—
Other	(3)	(5)

Net Cash Provided By Operating Activities	38	140

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(11)	(17)
Other	2	—

Net Cash Used In Investing Activities	(9)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(75)	(74)
Borrowings on Line of Credit	649	663
Repayments on Line of Credit	(577)	(663)
Principal Payments and Retirement of Long-Term Debt	(72)	—
Proceeds from Stock Option Exercises	5	2
Acquisition of Treasury Stock	(22)	—
Other	—	(1)

Net Cash Used In Financing Activities	(92)	(73)

Increase (Decrease) In Cash and Cash Equivalents	(63)	50
Cash and Cash Equivalents:
Beginning of Period	273	369

End of Period	$210	$419

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

General. When we refer to “Plum Creek,” “the company,” “we,” “us,” or “our,” we mean Plum Creek Timber Company, Inc., a Delaware Corporation and a real estate investment trust, or “REIT,” and all of its wholly owned consolidated subsidiaries.

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At March 31, 2007, the company owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2006 annual report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Accounting for Real Estate Joint Venture Arrangements. Under the terms of our joint venture arrangements, we receive proceeds in connection with the sale of our land to a joint venture and additional contingent consideration (i.e., joint venture earnings) as parcels of land are sold by the joint venture to unrelated third parties. Real estate revenue is recognized under the cost recovery method in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, in connection with the sale of land to a joint venture. Under the cost recovery method, no profit is recognized until cash received from the buyer exceeds our book basis in the property sold.

Equity in earnings of unconsolidated joint ventures is recognized in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, as a result of parcel sales by a joint venture to unrelated third parties. Proceeds in connection with the sale of land to a joint venture are recognized as Real Estate Revenue and joint venture earnings are recognized as Equity in Earnings of Unconsolidated Joint Ventures in our Consolidated Statements of Income.

Accounting for Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We adopted FIN 48 on January 1, 2007. The adoption of this standard did not result in a change to our beginning equity. As of the date of adoption and as of the quarter ended March 31, 2007, we do not have any liabilities for unrecognized tax benefits.

We recognize interest and penalties, if incurred, related to income taxes in our Provision for Income Taxes in our Consolidated Statements of Income. As of March 31, 2007 and December 31, 2006, we had a liability of $1 million for accrued interest related to income taxes in our Consolidated Balance Sheets. During both the quarters ended March 31, 2007 and March 31, 2006, we recorded less than $1 million in our Consolidated Statements of Income for interest related to income taxes.

We filed our federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, we remain liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by state and local taxing authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 2000. Georgia-Pacific’s consolidated income tax return for 2001 is currently under examination. Additionally, the Service has completed examinations of the federal income tax return of Plum Creek Timber Company, Inc. and the consolidated federal income tax return of the wholly-owned taxable REIT subsidiaries for the year 2003. We have no open tax years for Plum Creek Timber Company, Inc. prior to 2003.

New Accounting Pronouncements

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

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value. Generally, the adoption of this standard is optional. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; early adoption is permitted for an entity’s first fiscal year that begins on or before November 15, 2007, provided that entity also adopts the provisions of SFAS No. 157 with the early adoption. We elected not to early adopt the provisions of SFAS No. 159. We are in the process of evaluating the impact the adoption of SFAS No. 159 would have on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2007 presentation. The reclassifications had no impact on operating income or net income.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended March 31 (in millions, except per share amounts):

	Quarter Ended March 31,
	2007	2006
Income From Continuing Operations	$45	$92
Cumulative Effect of Accounting Change, net of tax	—	2

Net Income available to common stockholders	$45	$94

Denominator for basic earnings per share	177.1	184.2
Effect of dilutive securities – stock options	0.3	0.4
Effect of dilutive securities – restricted stock, restricted stock units, dividend equivalents and value management plan	0.1	0.1

Denominator for diluted earnings per share – adjusted for dilutive securities	177.5	184.7

Per Share Amounts – Basic:
Income From Continuing Operations	$0.26	$0.50
Cumulative Effect of Accounting Change, net of tax	—	0.01

Net Income	$0.26	$0.51

Per Share Amounts – Diluted:
Income From Continuing Operations	$0.25	$0.50
Cumulative Effect of Accounting Change, net of tax	—	0.01

Net Income	$0.25	$0.51

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarters ended March 31 (shares in millions):

	Quarter Ended March 31,
	2007	2006
Number of options	0.7	0.7
Range of exercise prices	$35.54 to $40.42	$35.74 to $37.61
Expiration on or before	March 2017	February 2016

Note 3. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	March 31, 2007	December 31, 2006

Timber and logging roads – net	$2,622	$2,631
Timberlands	1,228	1,245

Timber and Timberlands – net	$3,850	$3,876

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property, plant and equipment consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Land, buildings and improvements	$87	$87
Machinery and equipment	297	296

	384	383
Accumulated depreciation	(174)	(167)

Property, Plant and Equipment – net	$210	$216

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Raw materials (logs)	$24	$25
Work-in-process	4	4
Finished goods	44	41

	72	70
Supplies	14	13

Total	$86	$83

Note 4. Borrowings

The company has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of March 31, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.78%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2007, we had $653 million of borrowings and $5 million of standby letters of credit outstanding; $92 million remained available for borrowing under our line of credit. As of April 5, 2007, $173 million of the borrowings under our line of credit was repaid.

The company has a shelf registration statement filed with the Securities and Exchange Commission under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Capital

The changes in the company’s capital accounts were as follows during the first three months of 2007 (in millions):

(In Millions)	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Dollars
January 1, 2007	177.1	$2	$2,190	$214	$(307)	$(10)	$2,089

Net Income	—	—	—	45	—	—	45
Other Comprehensive Income, net of tax	—	—	—	—	—	—	—

Total Comprehensive Income							45

Dividends	—	—	—	(75)	—	—	(75)
Stock Option Exercises	0.2	—	5	—	—	—	5
Shares Issued under Stock Incentive Plans	0.1	—	2	—	—	—	2
Common Stock Repurchased	(0.6)	—	—	—	(22)	—	(22)

March 31, 2007	176.8	$2	$2,197	$184	$(329)	$(10)	$2,044

Note 6. Employee Pension Plans

The components of net periodic benefit cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2007	2006
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)

Net periodic benefit cost	$2	$2

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 8. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)
Quarter Ended March 31, 2007
External revenues	$82	$127	$39	$115	$6	$369
Intersegment revenues	17	—	—	—	—	17
Depreciation, depletion and amortization	10	15	—	7	—	32
Basis of real estate sold	—	—	9	—	—	9
Operating income (loss)	19	46	21	(1)	5	90

Quarter Ended March 31, 2006
External revenues	$92	$122	$61	$134	$5	$414
Intersegment revenues	23	—	—	—	—	23
Depreciation, depletion and amortization	9	13	—	8	—	30
Basis of real estate sold	—	—	10	—	—	10
Operating income	35	50	44	8	5	142

(A)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million each for the quarters ended March 31, 2007 and March 31, 2006.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2007	2006
Total segment operating income(A)	$90	$142
Corporate and other unallocated expenses	(15)	(15)
Other Income (Expense), net(A)	2	—

Operating Income	77	127
Interest Expense, net	(36)	(31)

Income before Income Taxes	$41	$96

(A)	For the quarter ended March 31, 2006, $2 million of other income was included in segment operating income of the Real Estate Segment.

Note 9. Subsequent Event

On May 1, 2007, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $74 million, which will be paid on May 31, 2007 to stockholders of record on May 16, 2007.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Following are the consolidated financial statements of Plum Creek Timberlands, L.P., a Delaware limited partnership and wholly owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April 2006, pursuant to which Plum Creek Timberlands, L.P. has registered, and from time to time may offer and sell, debt securities. As of March 31, 2007, Plum Creek Timberlands, L.P. has sold $525 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions)	Quarter Ended March 31,
	2007	2006
REVENUES:
Timber	$209	$214
Real Estate	39	61
Manufacturing	115	134
Other	6	5

Total Revenues	369	414

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	134	121
Real Estate	17	16
Manufacturing	113	123
Other	1	1

Total Cost of Goods Sold	265	261
Selling, General and Administrative	29	28

Total Costs and Expenses	294	289

Other Operating Income (Expense), net	2	2

Operating Income	77	127
Interest Expense, net	36	31

Income before Income Taxes	41	96
Provision (Benefit) for Income Taxes	(4)	4

Income From Continuing Operations	45	92
Cumulative Effect of Accounting Change, net of tax	—	2

Net Income	$45	$94

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$210	$273
Restricted Advance from Customer	—	4
Accounts Receivable	44	40
Like-Kind Exchange Funds Held in Escrow	10	—
Inventories	86	83
Deferred Tax Asset	7	7
Real Estate Development Properties	5	3
Assets Held for Sale	84	82
Other Current Assets	20	21

	466	513

Timber and Timberlands – Net	3,850	3,876
Property, Plant and Equipment – Net	210	216
Investment in Grantor Trusts	26	29
Other Assets	29	28

Total Assets	$4,581	$4,662

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$100	$125
Accounts Payable	36	42
Interest Payable	40	30
Wages Payable	12	27
Taxes Payable	16	24
Deferred Revenue	8	17
Other Current Liabilities	15	16

	227	281

Long-Term Debt	1,570	1,617
Line of Credit	653	581
Deferred Tax Liability	22	25
Other Liabilities	65	69

Total Liabilities	2,537	2,573

Commitments and Contingencies

EQUITY

Partners’ Capital	2,044	2,089

Total Liabilities and Partners’ Capital	$4,581	$4,662

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$45	$94
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	33	31
Basis of Real Estate Sold	9	10
Deferred Income Taxes	(3)	1
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(10)	29
Other Working Capital Changes	(31)	(20)
Expenditures for Real Estate Development	(2)	—
Other	(3)	(5)

Net Cash Provided By Operating Activities	38	140

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(11)	(17)
Other	2	—

Net Cash Used In Investing Activities	(9)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions	(92)	(72)
Borrowings on Line of Credit	649	663
Repayments on Line of Credit	(577)	(663)
Principal Payments and Retirement of Long-Term Debt	(72)	—
Other	—	(1)

Net Cash Used In Financing Activities	(92)	(73)

Increase (Decrease) In Cash and Cash Equivalents	(63)	50
Cash and Cash Equivalents:
Beginning of Period	273	369

End of Period	$210	$419

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

General. Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly owned subsidiary of Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. (“Parent”) is a Delaware Corporation and real estate investment trust, or “REIT.” References herein to “the Operating Partnership,” “we,” “us,” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly owned consolidated subsidiaries; references to “Plum Creek” relate to Plum Creek Timber Company, Inc. and all of its wholly owned subsidiaries.

At March 31, 2007, the Operating Partnership owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the Operating Partnership has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, is not generally subject to corporate-level income tax. However, the Operating Partnership conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of our higher and better use timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate due to Plum Creek’s status as a REIT.

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2006, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 27, 2007, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Accounting for Real Estate Joint Venture Arrangements. Under the terms of our joint venture arrangements, we receive proceeds in connection with the sale of our land to a joint venture and additional contingent consideration (i.e., joint venture earnings) as parcels of land are sold by the joint venture to unrelated third parties. Real estate revenue is recognized under the cost recovery method in accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, in connection with the sale of land to a joint venture. Under the cost recovery method, no profit is recognized until cash received from the buyer exceeds our book basis in the property sold.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Equity in earnings of unconsolidated joint ventures is recognized in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, as a result of parcel sales by a joint venture to unrelated third parties. Proceeds in connection with the sale of land to a joint venture are recognized as Real Estate Revenue and joint venture earnings are recognized as Equity in Earnings of Unconsolidated Joint Ventures in our Consolidated Statements of Income.

Accounting for Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.

We adopted FIN 48 on January 1, 2007. The adoption of this standard did not result in a change to our beginning equity. As of the date of adoption and as of the quarter ended March 31, 2007, we do not have any liabilities for unrecognized tax benefits.

We recognize interest and penalties, if incurred, related to income taxes in our Provision for Income Taxes in our Consolidated Statements of Income. As of March 31, 2007 and December 31, 2006, we had a liability of $1 million for accrued interest related to income taxes in our Consolidated Balance Sheets. During both the quarters ended March 31, 2007 and March 31, 2006, we recorded less than $1 million in our Consolidated Statements of Income for interest related to income taxes.

We filed our federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, we remain liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by state and local taxing authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 2000. Georgia-Pacific’s consolidated income tax return for 2001 is currently under examination. Additionally, the Service has completed examinations of the federal income tax return of Plum Creek Timber Company, Inc. and the consolidated federal income tax return of the wholly-owned taxable REIT subsidiaries for the year 2003. We have no open tax years for Plum Creek Timber Company, Inc. prior to 2003.

New Accounting Pronouncements

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

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value. Generally, the adoption of this standard is optional. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; early adoption is permitted for an entity’s first fiscal year that begins

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

on or before November 15, 2007, provided that entity also adopts the provisions of SFAS No. 157 with the early adoption. We elected not to early adopt the provisions of SFAS No. 159. We are in the process of evaluating the impact the adoption of SFAS No. 159 would have on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2007 presentation. The reclassifications had no impact on operating income or net income.

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and timberlands consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Timber and logging roads – net	$2,622	$2,631
Timberlands	1,228	1,245

Timber and Timberlands – net	$3,850	$3,876

Property, plant and equipment consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Land, buildings and improvements	$87	$87
Machinery and equipment	297	296

	384	383
Accumulated depreciation	(174)	(167)

Property, Plant and Equipment – net	$210	$216

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Raw materials (logs)	$24	$25
Work-in-process	4	4
Finished goods	44	41

	72	70
Supplies	14	13

Total	$86	$83

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Borrowings

The Operating Partnership has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of March 31, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.78%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2007, we had $653 million of borrowings and $5 million of standby letters of credit outstanding; $92 million remained available for borrowing under our line of credit. As of April 5, 2007, $173 million of the borrowings under our line of credit was repaid.

Plum Creek Timber Company, Inc. has a shelf registration statement filed with the Securities and Exchange Commission under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

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

The components of net periodic benefit cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2007	2006
Service cost	$2	$2
Interest cost	1	1
Expected return on plan assets	(1)	(1)

Net periodic benefit cost	$2	$2

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

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, the Operating Partnership agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Timber Company. During 2003, Georgia-Pacific provided the Operating Partnership with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties (“Arkansas Environmental Issue”). Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The site is currently being investigated and no remediation plan has yet been approved. No amounts have been accrued for this potential liability. Furthermore, to the extent the Operating Partnership is required to indemnify Georgia-Pacific for its share of the remediation costs, the Operating Partnership may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both.

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

Note 6. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)
Quarter Ended March 31, 2007
External revenues	$82	$127	$39	$115	$6	$369
Intersegment revenues	17	—	—	—	—	17
Depreciation, depletion and amortization	10	15	—	7	—	32
Basis of real estate sold	—	—	9	—	—	9
Operating income (loss)	19	46	21	(1)	5	90

Quarter Ended March 31, 2006
External revenues	$92	$122	$61	$134	$5	$414
Intersegment revenues	23	—	—	—	—	23
Depreciation, depletion and amortization	9	13	—	8	—	30
Basis of real estate sold	—	—	10	—	—	10
Operating income	35	50	44	8	5	142

(A)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million each for the quarters ended March 31, 2007 and March 31, 2006.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2007	2006
Total segment operating income(A)	$90	$142
Corporate and other unallocated expenses	(15)	(15)
Other Income (Expense), net(A)	2	—

Operating Income	77	127
Interest Expense, net	(36)	(31)

Income before Income Taxes	$41	$96

(A)	For the quarter ended March 31, 2006, $2 million of other income was included in segment operating income of the Real Estate Segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

References to “Plum Creek,” “the company,” “we,” “us,” or “our,” are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or “REIT,” for federal income tax purposes, and all of its wholly owned subsidiaries.

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described under the heading “Risk Factors” in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and Securities Act of 1933, as amended, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2006. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007.

Results of Operations

First Quarter 2007 Compared to First Quarter 2006

The following table and narrative compare operating results by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2007	2006
Operating Income by Segment
Northern Resources	$19	$35	$(16)
Southern Resources	46	50	(4)
Real Estate	21	44	(23)
Manufactured Products	(1)	8	(9)
Other	5	5	—

Total Segment Operating Income	90	142	(52)
Other Costs and Eliminations	(15)	(15)	—
Other Operating Income (Expense), net	2	—	2

Operating Income	$77	$127	$(50)

Northern Resources Segment. Revenues decreased by $16 million, or 14%, to $99 million in the first quarter of 2007. This decrease was due primarily to lower harvest volumes ($10 million), lower sawlog prices ($4 million) and a weaker product mix from log sales ($4 million). Harvest volumes during the first quarter of 2007 decreased by approximately 7% compared to the first quarter of 2006 due primarily to a planned reduction in harvest levels. Harvest levels for all of 2007 are expected to decrease between 7% and 13% from the 2006 harvest levels of 6.8 million tons. Sawlog prices during the first quarter of 2007 were 8% lower than during the same period in the prior year. The lower prices are due primarily to mill curtailments as a result of weak lumber and plywood prices and the significant decline in housing starts. We decreased the percentage of sawlogs harvested and increased the percentage of pulpwood harvested, which resulted in a weaker product mix from log sales.

Northern Resources Segment operating income was 19% of its revenue for the first quarter of 2007, and 30% for the first quarter of 2006. This decrease was due primarily to lower softwood sawlog prices, lower harvest levels and a weaker product mix from log sales. Segment costs and expenses were $80 million for both the first quarter of 2007 and the first quarter of 2006. While log and haul and depletion costs decreased in total by approximately $4 million due to lower harvest levels, these costs were offset by higher log and haul rates per ton and higher operating expenses.

Southern Resources Segment. Revenues increased by $5 million, or 4%, to $127 million in the first quarter of 2007. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber ($8 million), higher pulpwood harvest levels ($5 million), and higher pulpwood prices ($2 million), offset in part by lower sawlog prices ($7 million) and a weaker product mix from log sales ($5 million).

Revenues increased $8 million due to the company’s increased percentage of delivered log sales. A portion of the increase in delivered log sales is by way of decreasing the percentage of standing timber sales. Under delivered log sale agreements, we are responsible for log and haul costs. Conversely, the buyer incurs the log and haul costs when standing timber is sold. We sell logs on a delivered basis when, in our judgment, log merchandising efforts will yield a net premium over selling standing timber. While revenues are higher under a delivered log sale, a large portion of that increase is to cover the related increase in cost of sales. As a result, for delivered log sales we realize lower operating income as a percentage of revenue, even though operating income is generally improved.

Harvest volumes during the first quarter of 2007 increased by approximately 7% (due primarily to a 19% increase in pulpwood harvest volumes) compared to the first quarter of 2006 due primarily to improved pulpwood demand and favorable harvesting conditions. As a result of improving wood chip prices, we increased the percentage of pulpwood harvested and decreased the percentage of sawlogs harvested, which resulted in a weaker product mix from log sales. Harvest levels for all of 2007 are expected to be flat to 4% lower compared to the 2006 harvest levels of 14.1 million tons.

Sawlog prices during the first quarter of 2007 were 11% lower than during the same period in the prior year. The lower prices are due primarily to mill curtailments as a result of weak lumber and plywood prices and the significant decline in housing starts.

Southern Resources Segment operating income was 36% of its revenues for the first quarter of 2007, and 41% for the first quarter of 2006. This decrease was due primarily to lower sawlog prices and a higher percentage of delivered log sales compared to standing timber sales. Segment costs and expenses increased by $9 million, or 13%, to $81 million. The increase was due primarily to a higher percentage of delivered log sales.

Real Estate Segment.

Property	Quarter Ended March 31, 2007			Quarter Ended March 31, 2006
	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	8,645	$13	$1,445	15,050	$22	$1,465
Conservation	4,210	7	1,740	2,580	5	2,085
Higher and Better Use / Recreational	3,750	16	4,300	3,095	17	5,310
Development Properties	45	1	22,045	1,075	9	8,595
Conservation Easements	n/a	—		n/a	8	1,300

Total	16,650	$37		21,800	$61

Proceeds from Joint Ventures		$2			$—

Revenues decreased by $22 million to $39 million in 2007. This decrease is due primarily to the timing of the sales of small non-strategic properties ($9 million), no revenue from conservation easements ($8 million), and the timing of the sales of development properties ($8 million). The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. Additionally, the average price per acre for higher and better use / recreational properties was approximately 20% lower during the first quarter of 2007 compared to the first quarter of 2006 due primarily to sales mix; we sold a larger percentage of properties in our markets with the highest per acre prices in 2006 compared to 2007.

During March 2007, we completed the first sale of land to one of our joint venture arrangements. We received cash proceeds of $2 million and a note for $5.5 million. (See Note 1 of the Notes to Consolidated Financial Statements for our accounting policy covering joint venture arrangements.) We expect revenues from real estate sales during 2007 to range between $330 million and $350 million from the sale of 150,000 to 190,000 acres. We estimate these sales will consist of 80,000 to 100,000 acres of non-strategic acres, 4,000 to 8,000 acres of development and joint venture acres and the remainder from the sales of higher and better use and conservation acres.

Real Estate Segment operating income was 54% of its first quarter revenues for 2007, compared to 72% for 2006. This decrease was due primarily to revenue from a conservation easement in 2006 and selling a greater percentage of higher value timberlands during the first quarter of 2006. Conservation easement sales contributed to higher operating income because no book basis is allocated to this type of revenue. Real Estate Segment costs and expenses increased by $1 million to $18 million in the first quarter of 2007.

At March 31, 2007, we were in the planning process on 35 internal development properties covering approximately 25,000 acres. Additionally, listed below are a summary of our entitled or developed properties and a summary of our joint venture arrangements as of March 31, 2007:

Development Projects

PROJECT STATUS Location (County, State)	Year Sales Begin	Total Acres	Acres Sold (A)	Average Selling Price Per Acre
Entitled or Developed Properties
Piscataquis, ME	2002	450	395	$16,380
Lake, MT	2006	436	140	23,913
Flathead, MT	2006	509	457	8,549
Flathead, MT	2006	932	89	6,855
Flathead, MT	2010	22	—	—
Lincoln, MT	2007	222	—	—
Wayne, GA	2007	10	—	—
Newton, GA	2007	396	—	—
Oconee, GA	2007	459	—	—
Oneida, WI	2005	47	20	11,325
Langlade, WI	2006	611	26	3,773
Price, WI	2006	121	22	3,300
Adams, WI	2007	40	—	—

		4,255	1,149

Properties Entirely Sold
Butts, GA	2006	305	305	$4,328
Newton, GA	2006	413	413	12,349
Greene, GA	2006	354	354	15,759
Lamar, MS	2006	37	37	11,211
Lake, MT	2006	140	140	6,200
King, WA	2006	1,905	1,905	22,372
Wood, WI	2006	469	469	4,125

		3,623	3,623

(A)	Acres Sold represents sales since inception of the project.

Joint Venture Arrangements

Location (County, State)	Expected Year of Initial Closing(A)	Total Acres(B)	Phase(s)	Non- Contingent Purchase Price(C) (millions)	Expected Participation Timeline
Volusia, Florida	2007	7,080	5	$16	until 2017
Alachua, Florida	2008	1,785	4	$8	until 2015
St. John, Florida	2009	3,590	5	$15	until 2020
Glynn, Georgia	2007	1,360	3	$8	until 2015
Camden, Georgia	2009	10,105	4	$16	until 2019
Berkeley, South Carolina(D)	2007	2,010	1	$8	until 2011

(A)	Year land is expected to be sold to the joint venture. This represents the year of initial transfer for projects with multiple phases.
(B)	Actual development acreage will depend upon final approval(s).
(C)	Total proceeds for all phases in connection with sale of land to joint ventures. Does not include contingent consideration associated with future lot sales.
(D)	During the first quarter of 2007, the property was transferred to a joint venture arrangement in exchange for $2 million in cash and a $5.5 million note.

Manufactured Products Segment. Revenues decreased by $19 million, or 14%, to $115 million in the first quarter of 2007. This decrease was due primarily to lower lumber prices ($8 million), lower plywood prices ($6 million), lower lumber sales volume ($3 million) and lower plywood sales volume ($2 million).

Lumber prices during the first quarter of 2007 were 16% lower than during the first quarter of 2006 due primarily to weak demand and excess supply. The demand for lumber has declined due primarily to lower housing starts. Housing starts during the first quarter of 2007 were 30% lower than during the same period in the prior year. Housing starts for all of 2007 are expected to remain weak at around 1.5 million starts compared to 1.82 million starts in 2006 and 2.07 million starts in 2005. The lower housing starts are due in part to a large supply of unsold homes on the market and mortgage lenders raising their standards for home loans. There is currently over an eight-month supply of new homes for sale; this is the highest monthly supply since the 1991 recession. As a result of the recent increase in defaults on home mortgages, lenders have tightened their credit standards, which is expected to further reduce new home sales. Despite this significant decrease in lumber demand, lumber production has remained high. During 2006, North American lumber production declined by only 4% and was the third highest annual production on record. Lumber prices are expected to remain weak until there is a significant correction in the demand or supply of lumber.

Plywood prices during the first quarter of 2007 were 12% lower than during the first quarter of 2006 due primarily to increased competition from commodity plywood manufacturers. Commodity plywood prices have been under downward pressure for the past year due to lower oriented strand board (a substitute for commodity plywood) prices as a result of fewer housing starts. The lower commodity plywood prices have caused several plywood manufacturers to target the industrial markets we serve.

Manufactured Products Segment operating loss was $1 million for the first quarter of 2007 compared to operating income of $8 million for the first quarter of 2006. This decrease in operating performance was due primarily to lower lumber and plywood prices. Manufactured Products Segment costs and expenses decreased by $10 million to $116 million for the first quarter of 2007. This decrease was due primarily to lower lumber and plywood sales volume and lower lumber raw material costs.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $15 million during both the first quarter of 2007 and the first quarter of 2006.

Interest Expense, net. Interest expense (net of interest income) increased $5 million, or 16%, to $36 million in the first quarter of 2007. This increase was due primarily to our repurchase of approximately 8.1 million shares of common stock for $285 million in 2006 and the first quarter of 2007. The share repurchase was funded by using a combination of cash and debt financing.

Provision for Income Taxes. The benefit for income taxes was $4 million for the first quarter of 2007 compared to a provision for income tax of $4 million for the first quarter of 2006. This net decrease of $8 million is due primarily to a decrease in operating income earned by our taxable REIT subsidiaries as a result of lower earnings from our manufacturing businesses and fewer sales of our real estate development properties.

Financial Condition and Liquidity

	Quarter Ended March 31,
	2007	2006
Sources of Cash:
Operations	$81	$131
Changes in Working Capital	(41)	9
Cash from Stock Option Exercises	5	2
Other Cash Changes, net	2	(1)

Total Sources of Cash	47	141

Uses of Cash:
Returned to Stockholders:
Dividends	(75)	(74)
Common Stock Repurchases	(22)	—
Reinvest in the Business:
Capital Expenditures	(13)	(17)

Total Uses of Cash	(110)	(91)

Change in Cash and Cash Equivalents	$(63)	$50

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2007 totaled $38 million, compared to $140 million for the same period in 2006. The decrease of $102 million was due primarily to a $50 million decrease in operating income and a $50 million negative working capital change. This negative working capital change was due primarily to the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property (primarily timberlands) or distributed to the company. Proceeds associated with a forward like-kind exchange either are reinvested in like-kind property within 180-days, or if the exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During 2006, we received proceeds of $30 million from an unsuccessful like-kind exchange and in 2007 we had numerous real estate sales in which the proceeds were held in a like-kind exchange trust as of March 31, 2007.

Debt Financing. The company has filed a shelf registration statement with the Securities and Exchange Commission under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P., the company’s wholly owned operating partnership, may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

The company has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of March

31, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.78%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2007, we had $653 million of borrowings and $5 million of standby letters of credit outstanding; $92 million remained available for borrowing under our line of credit. As of April 5, 2007, $173 million of the borrowings under our line of credit was repaid.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of March 31, 2007.

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

Capital Expenditures. Capital expenditures for the three months ended March 31, 2007 were $13 million (including $2 million in real estate development expenditures) compared to $17 million for the first quarter of 2006. Planned capital expenditures for 2007, excluding the acquisition of timberlands, are expected to range between $95 million and $105 million. Of planned capital expenditures in 2007, approximately 50% are considered to be discretionary. Discretionary expenditures consist primarily of silviculture, land development and information technology investments. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities and improve safety. Included within the planned capital expenditures for our manufacturing facilities for 2007 is approximately an $8 million investment to expand our bio-filter emission control equipment at our MDF facilities to comply with stricter environmental standards that become effective October 1, 2008.

Equity. On May 1, 2007, our Board of Directors declared a dividend of $0.42 per share, or approximately $74 million, which will be paid on May 31, 2007 to stockholders of record on May 16, 2007. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

In October of 2002, our Board of Directors authorized the company to repurchase up to $200 million of the company’s common stock. In June of 2006, the Board of Directors authorized the company to repurchase up to an additional $200 million of the company’s common stock. For the three months ended March 31, 2007, the company repurchased approximately 0.6 million shares of common stock at a total cost of $22 million, or an average cost per share of $37.85. As of March 31, 2007, the company was authorized to repurchase an additional $72 million of the company’s common stock. On May 1, 2007, our Board of Directors increased our remaining share repurchase authorization from $72 million to $200 million.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures and interest payments on our indebtedness for the next year. During the next 12 months, the company has approximately $100 million of scheduled long-term debt principal payment requirements. The company intends to refinance these principal payments at the time of maturity with the use of a combination of short-term and long-term borrowings, depending on interest rate and market conditions. Management believes that the company’s credit ratings, asset base and historical financial performance will allow these refinancings to be completed at attractive interest rates.

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

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value (A)
March 31, 2007
Fixed Rate Debt
Principal due (B)	$52	$147	$200	$59	$423	$796	$1,677	$1,729
Average interest rate (C)	6.9%	6.9%	6.8%	6.7%	6.6%	6.0%

Variable Rate Debt (D)	—	—	—	—	$653	—	$653	$653

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
March 31, 2006
Fixed Rate Debt
Principal due (B)	$157	$123	$147	$200	$59	$994	$1,680	$1,737
Average interest rate (C)	7.2%	7.1%	7.1%	6.9%	6.9%	6.3%

Variable Rate Debt	$50	—	—	$495	—	—	$545	$545

(A)	The decrease in fair value of our fixed rate debt compared to March 31, 2006 was due primarily to the repayment of $157 million of senior and mortgage notes in 2006 and $71 million in 2007, partially offset by the issuance of $225 million in Senior Notes in May 2006.
(B)	Excludes unamortized discount of $7 million at March 31, 2007 and unamortized premium of $3 million at March 31, 2006.
(C)	Represents the average interest rate of total fixed rate debt outstanding at the end of the period.
(D)	As of March 31, 2007 the weighted-average interest rate on the $653 million borrowings under our $750 million revolving line of credit was 5.78%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. As of April 5, 2007, $173 million of the borrowings under our line of credit was repaid.

ITEM 4.	CONTROLS AND PROCEDURES

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

None. (See also Note 7 of the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc.)

ITEM 1A.	RISK FACTORS

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 27, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2007 through January 31, 2007 (B)	6,227 shares of common stock	$39.84	0	$ 93 million
February 1, 2007 through February 28, 2007 (B)	5,275 shares of common stock	$40.49	0	$ 93 million
March 1, 2007 through March 31, 2007	564,910 shares of common stock	$37.80	564,910 shares of common stock	$ 72 million

Total	576,412 shares of common stock	$37.85	564,910 shares of common stock

(A)	In October 2002, the Board of Directors authorized a $200 million share repurchase program. In June 2006, the Board of Directors authorized an additional $200 million to be used for the share repurchase program. Prior to January 1, 2007, the company had repurchased approximately 9.5 million shares of its common stock for a total cost of $306 million pursuant to the share repurchase program. On May 1, 2007, our Board of Directors increased our remaining share repurchase authorization from $72 million to $200 million.
(B)	Represents shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock and restricted stock unit awards under the company’s stock incentive plan and also for payouts from deferred compensation plans. The average price per share is based on the closing price of the company’s stock on the vesting dates of the awards.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 6.	EXHIBITS

List of Exhibits

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit
2.4	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed July 20, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.7	Real Estate Purchase and Sale Agreement between Plum Creek Timberlands, L.P. and Escanaba Timber, LLC, dated September 30, 2005 (Exhibit 2.1 to Form 8-K, File No. 1-10232, filed October 5, 2005).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Exhibit 3.2 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.3	Amendment to Amended and Restated By-laws of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 8-K, File No. 1-10239, filed February 8, 2007).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 2, 2007