Form 10-Q
period 2007-06-30
PLUM CREEK TIMBER CO INC
filed 2007-07-31
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239

PLUM CREEK TIMBER COMPANY, INC.

(Exact name of registrant as specified in its charter)

Organized in the	I.R.S. Employer Identification No.
State of Delaware	91-1912863

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

The number of outstanding shares of the registrant’s common stock, as of July 23, 2007, was 174,575,989.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except per Share Amounts)	2007	2006
REVENUES:
Timber	$190	$193
Real Estate	71	52
Manufacturing	129	130
Other	5	5

Total Revenues	395	380

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	124	113
Real Estate	23	25
Manufacturing	123	117
Other	—	—

Total Cost of Goods Sold	270	255
Selling, General and Administrative	30	26

Total Costs and Expenses	300	281

Other Operating Income (Expense), net	(1)	—

Operating Income	94	99
Interest Expense, net	35	34

Income before Income Taxes	59	65
Provision for Income Taxes	1	3

Income from Continuing Operations	58	62
Gain on Sale of Properties, net of tax	2	—

Net Income	$60	$62

PER SHARE AMOUNTS:
Income From Continuing Operations – Basic	$0.33	$0.34
Income From Continuing Operations – Diluted	$0.33	$0.34

Net Income per Share – Basic	$0.34	$0.34
Net Income per Share – Diluted	$0.34	$0.34

Dividends Declared – per Common Share Outstanding	$0.42	$0.40

Weighted-Average Number of Shares Outstanding
– Basic	175.7	182.3
– Diluted	176.1	182.8

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except per Share Amounts)	2007	2006
REVENUES:
Timber	$399	$407
Real Estate	110	113
Manufacturing	244	264
Other	11	10

Total Revenues	764	794

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	258	234
Real Estate	40	41
Manufacturing	236	240
Other	1	1

Total Cost of Goods Sold	535	516
Selling, General and Administrative	59	54

Total Costs and Expenses	594	570

Other Operating Income (Expense), net	1	2

Operating Income	171	226
Interest Expense, net	71	65

Income before Income Taxes	100	161
Provision (Benefit) for Income Taxes	(3)	7

Income from Continuing Operations	103	154
Gain on Sale of Properties, net of tax	2	—

Income Before Cumulative Effect of Accounting Change	105	154
Cumulative Effect of Accounting Change, net of tax	—	2

Net Income	$105	$156

PER SHARE AMOUNTS:
Income from Continuing Operations – Basic	$0.58	$0.84
Income from Continuing Operations – Diluted	$0.58	$0.84

Net Income per Share – Basic	$0.59	$0.85
Net Income per Share – Diluted	$0.59	$0.85

Dividends Declared – per Common Share Outstanding	$0.84	$0.80

Weighted-Average Number of Shares Outstanding
– Basic	176.4	183.2
– Diluted	176.8	183.7

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions, Except per Share Amounts)	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$107	$273
Restricted Advance from Customer	—	4
Accounts Receivable	47	40
Like-Kind Exchange Funds Held in Escrow	58	—
Inventories	75	83
Deferred Tax Asset	7	7
Real Estate Development Properties	4	3
Assets Held for Sale	86	82
Other Current Assets	20	21

	404	513

Timber and Timberlands – Net	3,836	3,876
Property, Plant and Equipment – Net	206	216
Investment in Grantor Trusts	26	28
Other Assets	34	28

Total Assets	$4,506	$4,661

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$72	$125
Accounts Payable	42	42
Interest Payable	29	30
Wages Payable	18	27
Taxes Payable	22	24
Deferred Revenue	12	17
Other Current Liabilities	15	16

	210	281

Long-Term Debt	1,920	1,617
Line of Credit	345	581
Deferred Tax Liability	20	25
Other Liabilities	68	68

Total Liabilities	2,563	2,572

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value, authorized shares – 75.0, outstanding – none	—	—
Common Stock, $0.01 par value, authorized shares – 300.6, issued (Net of Treasury Stock) – 174.6 at June 30, 2007 and 177.1 at December 31, 2006	2	2
Additional Paid-In Capital	2,199	2,190
Retained Earnings	170	214
Treasury Stock, at cost, Common Shares – 12.3 at June 30, 2007 and 9.5 at December 31, 2006	(418)	(307)
Accumulated Other Comprehensive Income (Loss)	(10)	(10)

Total Stockholders’ Equity	1,943	2,089

Total Liabilities and Stockholders’ Equity	$4,506	$4,661

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$105	$156
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	65	60
Basis of Real Estate Sold	23	23
Deferred Income Taxes	(5)	—
Gain on Sales of Properties and Other Assets	(2)	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(58)	20
Other Working Capital Changes	(14)	(6)
Expenditures for Real Estate Development	(6)	(2)
Other	3	1

Net Cash Provided By Operating Activities	111	252

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(33)	(36)
Timberlands Acquired	(9)	(17)
Proceeds from Sale of Properties and Other Assets	2	1
Other	2	(3)

Net Cash Used In Investing Activities	(38)	(55)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(149)	(147)
Borrowings on Line of Credit	1,596	1,474
Repayments on Line of Credit	(1,832)	(1,453)
Repayment of Short-Term Debt	—	(50)
Proceeds from Issuance of Long-Term Debt	350	216
Principal Payments and Retirement of Long-Term Debt	(99)	(29)
Proceeds from Stock Option Exercises	6	3
Acquisition of Treasury Stock	(111)	(184)

Net Cash Used In Financing Activities	(239)	(170)

Increase (Decrease) In Cash and Cash Equivalents	(166)	27
Cash and Cash Equivalents:
Beginning of Period	273	369

End of Period	$107	$396

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At June 30, 2007, the company owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We adopted FIN 48 on January 1, 2007. The adoption of this standard did not result in a change to our beginning equity. As of the date of adoption and as of the quarter ended June 30, 2007, we do not have any liabilities for unrecognized tax benefits.

We recognize interest and penalties, if incurred, related to income taxes in our Provision for Income Taxes in our Consolidated Statements of Income. As of June 30, 2007 and December 31, 2006, we had a liability of $1 million for accrued interest related to income taxes in our Consolidated Balance Sheets. During both the quarters and six months ended June 30, 2007 and June 30, 2006, we recorded less than $1 million in our Consolidated Statements of Income for interest related to income taxes.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Earnings Per Share

The following tables sets forth the reconciliation of basic and diluted earnings per share for the quarterly and six-month periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2007	2006
Income From Continuing Operations	$58	$62
Gain on Sale of Properties, net of tax	2	—

Net Income available to common stockholders	$60	$62

Denominator for basic earnings per share	175.7	182.3
Effect of dilutive securities – stock options	0.3	0.4
Effect of dilutive securities – restricted stock, restricted stock units, dividend equivalents and value management plan	0.1	0.1

Denominator for diluted earnings per share – adjusted for dilutive securities	176.1	182.8

Per Share Amounts – Basic:
Income From Continuing Operations	$0.33	$0.34
Gain on Sale of Properties, net of tax	0.01	—

Net Income	$0.34	$0.34

Per Share Amounts – Diluted:
Income From Continuing Operations	$0.33	$0.34
Gain on Sale of Properties, net of tax	0.01	—

Net Income	$0.34	$0.34

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Income From Continuing Operations	$103	$154
Gain on Sale of Properties, net of tax	2	—

Income before Cumulative Effect of Accounting Change	105	154
Cumulative Effect of Accounting Change, net of tax	—	2

Net Income available to common stockholders	$105	$156

Denominator for basic earnings per share	176.4	183.2
Effect of dilutive securities – stock options	0.3	0.4
Effect of dilutive securities – restricted stock, restricted stock units, dividend equivalents and value management plan	0.1	0.1

Denominator for diluted earnings per share – adjusted for dilutive securities	176.8	183.7

Per Share Amounts – Basic:
Income From Continuing Operations	$0.58	$0.84
Gain on Sale of Properties, net of tax	0.01	—

Income per Share Before Cumulative Effect of Accounting Change	0.59	0.84
Cumulative Effect of Accounting Change, net of tax	—	0.01

Net Income	$0.59	$0.85

Per Share Amounts – Diluted:
Income From Continuing Operations	$0.58	$0.84
Gain on Sale of Properties, net of tax	0.01	—

Income per Share Before Cumulative Effect of Accounting Change	0.59	0.84
Cumulative Effect of Accounting Change, net of tax	—	0.01

Net Income	$0.59	$0.85

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and six-month periods ended June (shares in millions):

	Quarter Ended June 30,
	2007	2006
Number of options	0.5	0.9
Range of exercise prices	$36.93 to $40.42	$35.68 to $37.61
Expiration on or before	April 2017	April 2016

	Six Months Ended June 30,
	2007	2006
Number of options	0.6	0.8
Range of exercise prices	$35.54 to $40.42	$35.68 to $37.61
Expiration on or before	April 2017	April 2016

Note 3. Timber and Timberlands, Property, Plant and Equipment, and Inventory Timber and Timberlands consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Timber and logging roads – net	$2,611	$2,631
Timberlands	1,225	1,245

Timber and Timberlands – net	$3,836	$3,876

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Land, buildings and improvements	$87	$87
Machinery and equipment	302	296

	389	383
Accumulated depreciation	(183)	(167)

Property, Plant and Equipment – net	$206	$216

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Raw materials (logs)	$16	$25
Work-in-process	4	4
Finished goods	42	41

	62	70
Supplies	13	13

Total	$75	$83

Note 4. Borrowings

The company has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of June 30, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2007, we had $345 million of borrowings and $6 million of standby letters of credit outstanding; $399 million remained available for borrowing under our line of credit. As of July 3, 2007, $105 million of the borrowings under our line of credit was repaid.

On June 15, 2007, the company entered into a $350 million term credit agreement that matures in June 2012. As of June 30, 2007 the interest rate for the credit agreement was 5.77%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Capital

The changes in the company’s capital accounts were as follows during 2007 (in millions):

(In Millions)	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Dollars
January 1, 2007	177.1	$2	$2,190	$214	$(307)	$(10)	$2,089
Net Income	—	—	—	45	—	—	45
Other Comprehensive Income, net of tax	—	—	—	—	—	—	—

Total Comprehensive Income							45

Dividends	—	—	—	(75)	—	—	(75)
Stock Option Exercises	0.2	—	5	—	—	—	5
Shares Issued under Stock Incentive Plans	0.1	—	2	—	—	—	2
Common Stock Repurchased	(0.6)	—	—	—	(22)	—	(22)

March 31, 2007	176.8	$2	$2,197	$184	$(329)	$(10)	$2,044

Net Income	—	—	—	60	—	—	60
Other Comprehensive Income, net of tax	—	—	—	—	—	—	—

Total Comprehensive Income							60

Dividends	—	—	—	(74)	—	—	(74)
Stock Option Exercises	—	—	1	—	—	—	1
Shares Issued under Stock Incentive Plans	—	—	1	—	—	—	1
Common Stock Repurchased	(2.2)	—	—	—	(89)	—	(89)

June 30, 2007	174.6	$2	$2,199	$170	$(418)	$(10)	$1,943

Note 6. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2007	2006
Service cost	$2	$2
Interest cost	3	3
Expected return on plan assets	(3)	(3)

Total pension cost	$2	$2

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Service cost	$4	$4
Interest cost	4	4
Expected return on plan assets	(4)	(4)

Total pension cost	$4	$4

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)
Quarter Ended June 30, 2007
External revenues	$64	$126	$71	$129	$5	$395
Intersegment revenues	15	—	—	—	—	15
Depreciation, depletion and amortization	8	15	—	8	—	31
Basis of real estate sold	—	—	14	—	—	14
Operating income	14	41	47	2	5	109

Quarter Ended June 30, 2006
External revenues	$72	$121	$52	$130	$5	$380
Intersegment revenues	15	—	—	—	—	15
Depreciation, depletion and amortization	8	13	—	7	—	28
Basis of real estate sold	—	—	13	—	—	13
Operating income	21	48	27	10	4	110

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)
Six Months Ended June 30, 2007
External revenues	$146	$253	$110	$244	$11	$764
Intersegment revenues	32	—	—	—	—	32
Depreciation, depletion and amortization	18	30	—	15	—	63
Basis of real estate sold	—	—	23	—	—	23
Operating income	33	87	68	1	10	199

Six Months Ended June 30, 2006
External revenues	$164	$243	$113	$264	$10	$794
Intersegment revenues	38	—	—	—	—	38
Depreciation, depletion and amortization	17	26	—	15	—	58
Basis of real estate sold	—	—	23	—	—	23
Operating income	56	98	71	18	9	252

(A)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $2 million for the quarter and six months ended June 30, 2007, and $1 million and $2 million for the quarter and six months ended June 30, 2006.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2007	2006
Total segment operating income	$109	$110
Corporate and other unallocated expenses	(14)	(11)
Other Income (Expense), net	(1)	—

Operating Income	94	99
Interest Expense, net	(35)	(34)

Income before Income Taxes	$59	$65

	Six Months Ended June 30,
	2007	2006
Total segment operating income (A)	$199	$252
Corporate and other unallocated expenses	(29)	(26)
Other Income (Expense), net (A)	1	—

Operating Income	171	226
Interest Expense, net	(71)	(65)

Income before Income Taxes	$100	$161

(A)	For the six months ended June 30, 2006, $2 million of other income was included in segment operating income for the Real Estate Segment.

Note 9. Subsequent Event

On July 31, 2007, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $73 million, which will be paid on August 31, 2007 to stockholders of record on August 16, 2007.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Following are the consolidated financial statements of Plum Creek Timberlands, L.P., a Delaware limited partnership and wholly owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April 2006, pursuant to which Plum Creek Timberlands, L.P. has registered, and from time to time may offer and sell, debt securities. As of June 30, 2007, Plum Creek Timberlands, L.P. has sold $525 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2007	2006
REVENUES:
Timber	$190	$193
Real Estate	71	52
Manufacturing	129	130
Other	5	5

Total Revenues	395	380

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	124	113
Real Estate	23	25
Manufacturing	123	117
Other	—	—

Total Cost of Goods Sold	270	255
Selling, General and Administrative	30	26

Total Costs and Expenses	300	281

Other Operating Income (Expense), net	(1)	—

Operating Income	94	99
Interest Expense, net	35	34

Income before Income Taxes	59	65
Provision for Income Taxes	1	3

Income from Continuing Operations	58	62
Gain on Sale of Properties, net of tax	2	—

Net Income	$60	$62

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2007	2006
REVENUES:
Timber	$399	$407
Real Estate	110	113
Manufacturing	244	264
Other	11	10

Total Revenues	764	794

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	258	234
Real Estate	40	41
Manufacturing	236	240
Other	1	1

Total Cost of Goods Sold	535	516
Selling, General and Administrative	59	54

Total Costs and Expenses	594	570

Other Operating Income (Expense), net	1	2

Operating Income	171	226
Interest Expense, net	71	65

Income before Income Taxes	100	161
Provision (Benefit) for Income Taxes	(3)	7

Income from Continuing Operations	103	154
Gain on Sale of Properties, net of tax	2	—

Income Before Cumulative Effect of Accounting Change	105	154
Cumulative Effect of Accounting Change, net of tax	—	2

Net Income	$105	$156

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$107	$273
Restricted Advance from Customer	—	4
Accounts Receivable	47	40
Like-Kind Exchange Funds Held in Escrow	58	—
Inventories	75	83
Deferred Tax Asset	7	7
Real Estate Development Properties	4	3
Assets Held for Sale	86	82
Other Current Assets	20	21

	404	513

Timber and Timberlands – Net	3,836	3,876
Property, Plant and Equipment – Net	206	216
Investment in Grantor Trusts	27	29
Other Assets	34	28

Total Assets	$4,507	$4,662

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$72	$125
Accounts Payable	42	42
Interest Payable	29	30
Wages Payable	18	27
Taxes Payable	22	24
Deferred Revenue	12	17
Other Current Liabilities	15	16

	210	281

Long-Term Debt	1,920	1,617
Line of Credit	345	581
Deferred Tax Liability	20	25
Other Liabilities	69	69

Total Liabilities	2,564	2,573

Commitments and Contingencies

EQUITY
Total Partners’ Capital	1,943	2,089

Total Liabilities and Partner’s Capital	$4,507	$4,662

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$105	$156
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	65	60
Basis of Real Estate Sold	23	23
Deferred Income Taxes	(5)	—
Gain on Sales of Properties and Other Assets	(2)	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(58)	20
Other Working Capital Changes	(14)	(6)
Expenditures for Real Estate Development	(6)	(2)
Other	3	1

Net Cash Provided By Operating Activities	111	252

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(33)	(36)
Timberlands Acquired	(9)	(17)
Proceeds from Sale of Properties and Other Assets	2	1
Other	2	(3)

Net Cash Used In Investing Activities	(38)	(55)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions	(254)	(328)
Borrowings on Line of Credit	1,596	1,474
Repayments on Line of Credit	(1,832)	(1,453)
Repayment of Short-Term Debt	—	(50)
Proceeds from Issuance of Long-Term Debt	350	216
Principal Payments and Retirement of Long-Term Debt	(99)	(29)

Net Cash Used In Financing Activities	(239)	(170)

Increase (Decrease) In Cash and Cash Equivalents	(166)	27
Cash and Cash Equivalents:
Beginning of Period	273	369

End of Period	$107	$396

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

At June 30, 2007, the Operating Partnership owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the Operating Partnership has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

We adopted FIN 48 on January 1, 2007. The adoption of this standard did not result in a change to our beginning equity. As of the date of adoption and as of the quarter ended June 30, 2007, we do not have any liabilities for unrecognized tax benefits.

We recognize interest and penalties, if incurred, related to income taxes in our Provision for Income Taxes in our Consolidated Statements of Income. As of June 30, 2007 and December 31, 2006, we had a liability of $1 million for accrued interest related to income taxes in our Consolidated Balance Sheets. During both the quarters and six months ended June 30, 2007 and June 30, 2006, we recorded less than $1 million in our Consolidated Statements of Income for interest related to income taxes.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and Timberlands consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Timber and logging roads – net	$2,611	$2,631
Timberlands	1,225	1,245

Timber and Timberlands – net	$3,836	$3,876

Property, Plant and Equipment consisted of the following (in millions):
	June 30, 2007	December 31, 2006
Land, buildings and improvements	$87	$87
Machinery and equipment	302	296

	389	383
Accumulated depreciation	(183)	(167)

Property, Plant and Equipment – net	$206	$216

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):
	June 30, 2007	December 31, 2006
Raw materials (logs)	$16	$25
Work-in-process	4	4
Finished goods	42	41

	62	70
Supplies	13	13

Total	$75	$83

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Borrowings

The Operating Partnership has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of June 30, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2007, we had $345 million of borrowings and $6 million of standby letters of credit outstanding; $399 million remained available for borrowing under our line of credit. As of July 3, 2007, $105 million of the borrowings under our line of credit was repaid.

On June 15, 2007, the Operating Partnership entered into a $350 million term credit agreement that matures in June 2012. As of June 30, 2007 the interest rate for the credit agreement was 5.77%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

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

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2007	2006
Service cost	$2	$2
Interest cost	3	3
Expected return on plan assets	(3)	(3)

Total pension cost	$2	$2

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Service cost	$4	$4
Interest cost	4	4
Expected return on plan assets	(4)	(4)

Total pension cost	$4	$4

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)
Quarter Ended June 30, 2007
External revenues	$64	$126	$71	$129	$5	$395
Intersegment revenues	15	—	—	—	—	15
Depreciation, depletion and amortization	8	15	—	8	—	31
Basis of real estate sold	—	—	14	—	—	14
Operating income	14	41	47	2	5	109

Quarter Ended June 30, 2006
External revenues	$72	$121	$52	$130	$5	$380
Intersegment revenues	15	—	—	—	—	15
Depreciation, depletion and amortization	8	13	—	7	—	28
Basis of real estate sold	—	—	13	—	—	13
Operating income	21	48	27	10	4	110

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)
Six Months Ended June 30, 2007
External revenues	$146	$253	$110	$244	$11	$764
Intersegment revenues	32	—	—	—	—	32
Depreciation, depletion and amortization	18	30	—	15	—	63
Basis of real estate sold	—	—	23	—	—	23
Operating income	33	87	68	1	10	199

Six Months Ended June 30, 2006
External revenues	$164	$243	$113	$264	$10	$794
Intersegment revenues	38	—	—	—	—	38
Depreciation, depletion and amortization	17	26	—	15	—	58
Basis of real estate sold	—	—	23	—	—	23
Operating income	56	98	71	18	9	252

(A)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $2 million for the quarter and six months ended June 30, 2007, and $1 million and $2 million for the quarter and six months ended June 30, 2006.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2007	2006
Total segment operating income	$109	$110
Corporate and other unallocated expenses	(14)	(11)
Other Income (Expense), net	(1)	—

Operating Income	94	99
Interest Expense, net	(35)	(34)

Income before Income Taxes	$59	$65

	Six Months Ended June 30,
	2007	2006
Total segment operating income (A)	$199	$252
Corporate and other unallocated expenses	(29)	(26)
Other Income (Expense), net (A)	1	—

Operating Income	171	226
Interest Expense, net	(71)	(65)

Income before Income Taxes	$100	$161

(A)	For the six-months ended June 30, 2006, $2 million of other income was included in segment operating income for the Real Estate Segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Second Quarter 2007 Compared to Second Quarter 2006

The following table and narrative compare operating results by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,
	2007	2006	Change
Operating Income by Segment
Northern Resources	$14	$21	$(7)
Southern Resources	41	48	(7)
Real Estate	47	27	20
Manufactured Products	2	10	(8)
Other	5	4	1

Total Segment Operating Income	109	110	(1)
Other Costs and Eliminations	(14)	(11)	(3)
Other Operating Income (Expense), net	(1)	—	(1)

Operating Income	$94	$99	$(5)

Northern Resources Segment. Revenues decreased by $8 million, or 9%, to $79 million in the second quarter of 2007. This decrease was due primarily to lower harvest volumes ($5 million) and a weaker product mix from log sales ($2 million). Harvest volumes during the second quarter of 2007 decreased by approximately 6% compared to the second quarter of 2006 due primarily to a planned reduction in harvest levels. Harvest levels for all of 2007 are expected to decrease between 7% and 13% from the 2006 harvest levels of 6.8 million tons. We decreased the percentage of sawlogs harvested and increased the percentage of pulpwood harvested, which resulted in a weaker product mix from log sales.

Northern Resources Segment operating income was 18% of its revenues for the second quarter of 2007, and 24% for the second quarter of 2006. This decrease was due primarily to higher per ton log and haul costs and a weaker product mix from log sales. Segment costs and expenses were $65 million for the second quarter of 2007 and $66 million for the second quarter of 2006. While log and haul costs decreased in total by approximately $2 million due to lower harvest levels, these costs were higher on a per ton basis. Log and haul costs per ton increased by 7% due primarily to longer hauling distances and higher fuel costs.

Southern Resources Segment. Revenues increased by $5 million, or 4%, to $126 million in the second quarter of 2007. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber ($10 million) and higher harvest levels ($6 million), offset in part by lower sawlog prices ($8 million) and a weaker product mix from log sales ($4 million).

Revenues increased $10 million due to the company’s increased percentage of delivered log sales. A portion of the increase in delivered log sales results from decreasing the percentage of standing timber sales. Under delivered log sale agreements, we are responsible for log and haul costs. Conversely, the buyer incurs the log and haul costs when standing timber is sold. We sell logs on a delivered basis when, in our judgment, log merchandising efforts will yield a net premium over selling standing timber. While revenues are higher under a delivered log sale, a large portion of that increase is to cover the related increase in cost of sales. As a result, for delivered log sales we realize lower operating income as a percentage of revenue, even though operating income is generally improved.

Harvest volumes during the second quarter of 2007 increased by approximately 8% (due to a 17% increase in pulpwood harvest volumes) compared to the second quarter of 2006 to take advantage of favorable pulpwood prices during the second quarter of 2007. Harvest volumes for all of 2007 are expected to be flat to 4% lower than the 2006 harvest levels of 14.1 million tons. We decreased the percentage of sawlogs harvested and increased the percentage of pulpwood harvested, which resulted in a weaker product mix from log sales. This mix shift was due primarily to favorable pulpwood prices as a result of low mill inventories because of unusually wet harvesting conditions in certain parts of the south and weaker sawlog prices due to mill curtailments.

Sawlog prices during the second quarter of 2007 were 13% lower than during the same period in the prior year. The lower prices are due primarily to mill curtailments as a result of weak lumber and plywood prices caused by the significant decline in housing starts and a greater proportion of smaller-diameter sawlogs.

Southern Resources Segment operating income was 33% of its revenues for the second quarter of 2007, and 40% for the second quarter of 2006. This decrease was due primarily to lower sawlog prices, a weaker product mix from log sales and a higher proportion of delivered log sales. Segment costs and expenses increased by $12 million, or 16%, to $85 million. The increase was due primarily to a higher percentage of delivered log sales.

Real Estate Segment.

	Quarter Ended June 30, 2007			Quarter Ended June 30, 2006
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	21,255	$28	$1,295	11,765	$15	$1,270
Conservation	480	3	6,660	2,185	3	1,500
Higher and Better Use / Recreational	8,695	27	3,150	7,225	30	4,140
Development Properties	595	13	21,260	645	4	5,295
Conservation Easements	n/a	—		n/a	—

Total	31,025	$71		21,820	$52

Revenues increased by $19 million to $71 million in the second quarter of 2007. This increase was due primarily to the timing of the sales of small non-strategic properties ($13 million) and higher and better use properties ($6 million), and the sale of a development property ($8 million), offset in part by lower prices from higher and better use sales ($9 million). The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding.

Our average sales price per acre for higher and better use / recreational lands was $3,150 per acre during the second quarter of 2007 compared to $4,140 during the same period in 2006. This price decline of approximately 25% is due primarily to sales mix. During the second quarter of 2007, we increased our sales in states with lower per acre prices and decreased our sales in states with higher per acre prices due to increased competition in states with the highest per acre prices. Development properties revenue increased by $8 million due primarily to a unique sales opportunity to a developer of a parcel in Georgia which was in the company’s planning process.

Real Estate Segment operating income was 66% of its second quarter revenues for 2007, compared to 52% for 2006. This change was due primarily to selling a unique development property in Georgia during the second quarter of 2007 and incurring higher investigatory and feasibility costs associated with our real estate development business in 2006. Real Estate Segment costs and expenses decreased by $1 million to $24 million in the second quarter of 2007.

Manufactured Products Segment. Revenues decreased by $1 million, or 1%, to $129 million in the second quarter of 2007. This decrease was due primarily to lower lumber prices ($6 million) and lower plywood prices ($3 million), offset in part by higher MDF prices ($3 million) and higher residual wood chip prices ($3 million).

Lumber prices during the second quarter of 2007 were 12% lower than during the second quarter of 2006 due primarily to weak demand and excess supply. The demand for lumber has declined due primarily to lower housing starts. Housing starts during the first half of 2007 were 26% lower than during the same period in the prior year. Housing starts for all of 2007 are expected to remain weak at around 1.46 million starts compared to 1.82 million starts in 2006 and 2.07 million starts in 2005. The lower housing starts are due in part to a large supply of unsold homes on the market, rising interest rates for home mortgages, and mortgage lenders tightening their standards for home loans. There is approximately an eight-month supply of new homes for sale. In response to the decline in housing starts, North American lumber production has also been declining. The supply of lumber in the United States decreased by 20% during the first quarter of 2007 compared to the first quarter of 2006. Despite the recent decline in North American lumber production, there still remains an excess supply of lumber.

Plywood prices during the second quarter of 2007 were 11% lower than during the second quarter of 2006 due primarily to increased competition from commodity plywood manufacturers. Commodity plywood prices have experienced downward pressure for the past year due to lower oriented strand board (a substitute for commodity plywood) prices as a result of fewer housing starts. The lower commodity plywood prices have caused several plywood manufacturers to target the industrial markets we serve.

MDF prices during the second quarter of 2007 were 10% higher than during the second quarter of 2006 due primarily to a mix shift to higher value, specialized products. Part of this mix shift is attributable to weak commodity markets due primarily to the decline in the housing market.

Manufactured Products Segment operating income was 2% of its revenues for the second quarter of 2007 compared to 8% of its revenues for the second quarter of 2006. This decrease was due primarily to lower lumber and plywood prices. Manufactured Products Segment costs and expenses increased by $7 million to $127 million for the second quarter of 2007. This increase was due primarily to a $4 million increase in MDF raw material costs. MDF raw material costs increased as a result of higher wood chip (due to a regional shortage from lower lumber production) and resin costs.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $14 million during the second quarter of 2007 and by $11 million during the second quarter of 2006. This increase of $3 million is due primarily to a decline in the amount of intercompany log profit recognized. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized.

Interest Expense, net. Interest expense (net of interest income) increased $1 million, or 3%, to $35 million in the second quarter of 2007.

Provision for Income Taxes. The provision for income taxes was $1 million for the second quarter of 2007 compared to $3 million for the second quarter of 2006. This net decrease of $2 million is due primarily to a decrease in operating income earned by our taxable REIT subsidiaries as a result of lower earnings from our manufacturing business.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table and narrative compare operating results by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2007	2006	Change
Operating Income by Segment
Northern Resources	$33	$56	$(23)
Southern Resources	87	98	(11)
Real Estate	68	71	(3)
Manufactured Products	1	18	(17)
Other	10	9	1

Total Segment Operating Income	199	252	(53)
Other Costs and Eliminations	(29)	(26)	(3)
Other Operating Income (Expense), net	1	—	1

Operating Income	$171	$226	$(55)

Northern Resources Segment. Revenues decreased by $24 million, or 12%, to $178 million for the first half of 2007. This decrease was due primarily to lower harvest volumes ($13 million), lower sawlog prices ($7 million) and a weaker product mix from log sales ($6 million). Harvest volumes during the first half of 2007 decreased by approximately 7% compared to the first half of 2006 due primarily to a planned reduction in harvest levels. Harvest levels for all of 2007 are expected to decrease between 7% and 13% from the 2006 harvest levels of 6.8 million tons. Sawlog prices during the first half of 2007 were 6% lower than during the same period in the prior year. The lower prices are due primarily to mill curtailments as a result of weak lumber and plywood prices and the significant decline in housing starts. We decreased the percentage of sawlogs harvested and increased the percentage of pulpwood harvested, which resulted in a weaker product mix from log sales. This mix shift was due primarily to favorable pulpwood prices as a result of a wood chip shortage and weaker sawlog prices, both due to mill curtailments.

Northern Resources Segment operating income was 19% of its revenues for the first half of 2007, and 28% for the first half of 2006. This decrease was due primarily to lower sawlog prices, lower harvest levels and a weaker product mix from log sales. Segment costs and expenses were $145 million for the first half of 2007 and $146 million for the first half of 2006. While log and haul costs decreased in total by approximately $4 million due to lower harvest levels, these costs were offset by higher log and haul rates per ton. Log and haul costs per ton increased by 3% ($3 million) due primarily to longer hauling distances and higher fuel costs.

Southern Resources Segment. Revenues increased by $10 million, or 4%, to $253 million in the first half of 2007. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber ($18 million), higher harvest levels ($11 million) and higher pulpwood prices ($4 million), offset in part by lower sawlog prices ($14 million) and a weaker product mix from log sales ($9 million).

Revenues increased $18 million due to the company’s increased percentage of delivered log sales. A portion of the increase in delivered log sales results from decreasing the percentage of standing timber sales. Under delivered log sale agreements, we are responsible for log and haul costs. Conversely, the buyer incurs the log and haul costs when standing timber is sold. We sell logs on a delivered basis when, in our judgment, log merchandising efforts will yield a net premium over selling standing timber. While revenues are higher under a delivered log sale, a large portion of that increase is to cover the related increase in cost of sales. As a result, for delivered log sales we realize lower operating income as a percentage of revenue, even though operating income is generally improved.

Harvest volumes during the first half of 2007 increased by approximately 7% (due to a 19% increase in pulpwood harvest volumes, offset in part by a 2% decrease in sawlog harvest volumes) compared to the first half of 2006 to take advantage of favorable pulpwood prices during the first six months of 2007. Harvest volumes for all of 2007 are expected to be flat to 4% lower than the 2006 harvest levels of 14.1 million tons. We decreased the percentage of sawlogs harvested and increased the percentage of pulpwood harvested, which resulted in a weaker product mix from log sales. This mix shift was due primarily to favorable pulpwood prices as a result of low mill inventories because of unusually wet harvesting conditions in certain parts of the south and weaker sawlog prices due to mill curtailments.

Sawlog prices during the first half of 2007 were 13% lower than during the same period in the prior year. The lower prices are due primarily to mill curtailments as a result of weak lumber and plywood prices caused by the significant decline in housing starts and a greater proportion of smaller-diameter sawlogs.

Southern Resources Segment operating income was 34% of its revenues for the first half of 2007, and 40% for the first half of 2006. This decrease was due primarily to lower sawlog prices, a weaker product mix from log sales and a higher proportion of delivered log sales. Segment costs and expenses increased by $21 million, or 15%, to $166 million. The increase was due primarily to a higher percentage of delivered log sales.

Real Estate Segment.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	29,900	$41	$1,340	26,815	$37	$1,380
Conservation	4,690	10	2,240	4,765	8	1,815
Higher and Better Use / Recreational	12,445	43	3,495	10,320	47	4,490
Development Properties	640	14	21,310	1,720	13	7,355
Conservation Easements	n/a	—		n/a	8	1,300

Total	47,675	$108		43,620	$113

Proceeds from Joint Ventures		$2			$—

Revenues decreased by $3 million to $110 million in the first half of 2007. This decrease was due primarily to lower prices from higher and better use sales ($13 million) and no conservation easement sales in 2007 ($8 million), offset in part by the timing of sales of higher and better use properties ($9 million) and non-strategic properties ($4 million), and the sale of land to a joint venture arrangement ($2 million). Our average sales price per acre for higher and better use / recreational lands was $3,495 per acre during the first half of 2007 compared to $4,490 during the same period in 2006. This price decline of approximately 20% is due primarily to sales mix. During the first half of 2007, we increased our sales in states with lower per acre prices and decreased our sales in states with higher per acre prices due to increased competition in states with the highest per acre prices.

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

We expect revenues from real estate sales during 2007 to range between $330 million and $350 million from the sale of 150,000 to 190,000 acres. We estimate these sales will consist of 70,000 to 90,000 acres of non-strategic acres, 4,000 to 8,000 acres of development and joint venture acres and the remainder from the sales of higher and better use and conservation acres.

Real Estate Segment operating income was 62% of its revenues for the first six months of 2007 compared to 63% for the same period in 2006. Real Estate Segment costs and expenses were $42 million for the first six months of 2007 and 2006. Costs associated with our development business for the first six months of 2007 were $8 million compared to $9 million in 2006.

At June 30, 2007, we were in the planning process on 23 internal development properties covering approximately 14,000 acres. Additionally, listed below are a summary of our entitled or developed properties and a summary of our joint venture arrangements as of June 30, 2007:

Development Projects

PROJECT STATUS Location (County, State)	Year Sales Begin	Total Acres	Acres Sold (A)	Average Selling Price Per Acre
Entitled or Developed Properties
Greene, GA	2007	170	—	$—
Newton, GA	2007	396	—	—
Oconee, GA	2007	459	—	—
Oconee, GA	2009	295	—	—
Wayne, GA	2007	10	7	28,694
Piscataquis, ME	2002	450	395	16,380
Flathead, MT	2006	509	498	8,611
Flathead, MT	2006	932	89	6,855
Flathead, MT	2007	648	—	—
Flathead, MT	2010	22	—	—
Lake, MT	2006	436	150	24,184
Lincoln, MT	2007	222	—	—
Sanders, MT	2007	518	—	—
Sanders, MT	2007	654	—	—
Lamar, MS	2007	393	—	—
Lamar, MS	2007	364	—	—
Adams, WI	2007	40	—	—
Bayfield, WI	2008	77	—	—
Langlade, WI	2006	611	36	5,880
Oneida, WI	2005	47	20	11,325
Price, WI	2006	121	22	3,300
Price, WI	2008	214	—	—

		7,588	1,217

Properties Entirely Sold
Butts, GA	2006	305	305	$4,328
Newton, GA	2006	413	413	12,349
Glynn, GA	2007	222	222	16,692
Greene, GA	2006	354	354	15,759
Greene, GA	2007	261	261	30,972
Lamar, MS	2006	37	37	11,211
Lake, MT	2006	140	140	6,200
King, WA	2006	1,905	1,905	22,372
Wood, WI	2006	469	469	4,125

		4,106	4,106

(A)	Acres Sold represents sales since inception of the project.

Joint Venture Arrangements

Location (County, State)	Expected Year of Initial Closing(A)	Total Acres(B)	Phase(s)	Non-Contingent Purchase Price(C) (millions)	Expected Participation Timeline
Volusia, Florida	2007	7,080	5	$16	until 2017
Alachua, Florida	2008	1,785	4	$8	until 2015
St. John, Florida	2009	3,590	5	$15	until 2020
Glynn, Georgia	2007	1,360	3	$8	until 2015
Camden, Georgia	2009	10,105	4	$16	until 2019
Berkeley, South Carolina(D)	2007	2,010	1	$8	until 2011

(A)	Year land is expected to be sold to the joint venture. This represents the year of initial transfer for projects with multiple phases.

(B)	Actual development acreage will depend upon final approval(s).

(C)	Total proceeds for all phases in connection with sale of land to joint ventures. Does not include contingent consideration associated with future lot sales.

(D)	During the first quarter of 2007, the property was transferred to a joint venture arrangement in exchange for $2 million in cash and a $5.5 million note.

Manufactured Products Segment. Revenues decreased by $20 million, or 8%, to $244 million in the first half of 2007. This decrease was due primarily to lower lumber prices ($13 million), lower plywood prices ($8 million), and lower MDF sales volume ($5 million), offset in part by higher MDF prices ($6 million).

Lumber prices during the first half of 2007 were 15% lower than during the first half of 2006 due primarily to weak demand and excess supply. The demand for lumber has declined due primarily to lower housing starts. Housing starts during the first half of 2007 were 26% lower than during the same period in the prior year. Housing starts for all of 2007 are expected to remain weak at around 1.46 million starts compared to 1.82 million starts in 2006 and 2.07 million starts in 2005. The lower housing starts are due in part to a large supply of unsold homes on the market, rising interest rates for home mortgages, and mortgage lenders tightening their standards for home loans. There is approximately an eight-month supply of new homes for sale. In response to the decline in housing starts, North American lumber production has also been declining. The supply of lumber in the United States decreased by 20% during the first quarter of 2007 compared to the first quarter of 2006. Despite the recent decline in North American lumber production, there still remains an excess supply of lumber.

Plywood prices during the first half of 2007 were 11% lower than during the first half of 2006 due primarily to increased competition from commodity plywood manufacturers. Commodity plywood prices have experienced downward pressure due to lower oriented strand board (a substitute for commodity plywood) prices as a result of fewer housing starts. The lower commodity plywood prices have caused several plywood manufacturers to target the industrial markets we serve.

MDF prices during the first half of 2007 were 10% higher than during the first half of 2006 due primarily to a mix shift to higher value, specialized products. Part of this mix shift is attributable to weak commodity markets due primarily to the decline in the housing market, which resulted in lower MDF sales volume during the first half of 2007 compared to the same period in the prior year.

Manufactured Products Segment operating income was 0.4% of its revenues for the first half of 2007 compared to 7% of its revenues for the first half of 2006. This decrease was due primarily to lower lumber and plywood prices. Manufactured Products Segment costs and expenses decreased by $3 million to $243 million for the first half of 2007. This decrease was due primarily to lower lumber raw material costs, and lower lumber, plywood and MDF sales volume, offset in part by higher MDF raw material costs. MDF raw material costs increased by $7 million as a result of higher wood chip (due to a regional shortage from lower lumber production) and resin costs.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $29 million during the first half of 2007 and by $26 million during the first half of 2006. This increase of $3 million was due primarily to higher share-based compensation expense and increased costs associated with information technology.

Interest Expense, net. Interest expense (net of interest income) increased $6 million, or 9%, to $71 million in the first half of 2007. This increase was due primarily to our repurchase of approximately 5.1 million shares of common stock for $190 million in the second half of 2006 and the first half of 2007. The share repurchase was funded by using a combination of cash and debt financing.

Provision for Income Taxes. The benefit for income taxes was $3 million for the first half of 2007 compared to a provision for income tax of $7 million for the first half of 2006. This net decrease of $10 million is due primarily to a decrease in operating income earned by our taxable REIT subsidiaries as a result of lower earnings from our manufacturing business and lower earnings from our taxable real estate business.

Financial Condition and Liquidity

The following table compares our sources and uses of cash for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2007	2006
Sources of Cash:
Operations	$189	$240
Changes in Working Capital	(72)	14
Cash from Stock Option Exercises	6	3
Increase in Debt Obligations, net	15	158
Other Cash Changes, net	4	(2)

Total Sources of Cash	142	413

Uses of Cash:
Returned to Stockholders:
Dividends	(149)	(147)
Common Stock Repurchases	(111)	(184)
Reinvest in the Business:
Capital Expenditures	(39)	(38)
Acquire Timberlands	(9)	(17)

Total Uses of Cash	(308)	(386)

Change in Cash and Cash Equivalents	$(166)	$27

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2007 totaled $111 million, compared to $252 million for the same period in 2006. The decrease of $141 million was due primarily to a $55 million decrease in operating income and a $86 million negative working capital change. This negative working capital change was due primarily to the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property (primarily timberlands) or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180-days, or if the exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During 2006, we received proceeds of $30 million from an unsuccessful like-kind exchange and in 2007 we had numerous real estate sales in which the proceeds were held in a like-kind exchange trust as of June 30, 2007.

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

The company has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of June 30, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2007, we had $345 million of borrowings and $6 million of standby letters of credit outstanding; $399 million remained available for borrowing under our line of credit. As of July 3, 2007, $105 million of the borrowings under our line of credit was repaid.

On June 15, 2007, the company entered into a $350 million term credit agreement that matures in June 2012. As of June 30, 2007, the interest rate for the credit agreement was 5.77%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty. The net proceeds of $350 million were used to reduce our borrowings on our line of credit.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of June 30, 2007.

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

Capital Expenditures. Capital expenditures, excluding the acquisition of timberlands, for the six months ended June 30, 2007 were $39 million (including $6 million in real estate development expenditures) compared to $38 million (including $2 million in real estate development expenditures) for the first six months of 2006. Planned capital expenditures for 2007, excluding the acquisition of timberlands, are expected to range between $95 million and $105 million. Of planned capital expenditures in 2007, approximately 50% are considered to be discretionary. Discretionary expenditures consist primarily of silviculture, land development and information technology investments. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities and improve safety. Included within the planned capital expenditures for our manufacturing facilities for 2007 is approximately an $8 million investment to expand our bio-filter emission control equipment at our MDF facilities to comply with stricter environmental standards that become effective October 1, 2008.

Equity. On July 31, 2007, our Board of Directors declared a dividend of $0.42 per share, or approximately $73 million, which will be paid on August 31, 2007 to stockholders of record on August 16, 2007. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Director’s discretion. On May 1, 2007, the Board of Directors increased the remaining balance of the share repurchase authorization from $72 million to $200 million. For the six months ended June 30, 2007, the company repurchased approximately 2.8 million shares of common stock at a total cost of $111 million, or an average cost per share of $39.78. As of June 30, 2007, the company was authorized to repurchase an additional $111 million of the company’s common stock.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures and interest payments on our indebtedness for the next year. During the next 12 months, the company has approximately $72 million of scheduled long-term debt principal payment requirements. The company intends to refinance these principal payments at the time of maturity with the use of a combination of short-term and long-term borrowings, depending on interest rate and market conditions. Management believes that the company’s credit ratings, asset base and historical financial performance will allow these refinancings to be completed at attractive interest rates.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 annual report on Form 10-K. Other than the discussion below, there have been no material changes to our contractual obligations outside the normal course of business.

On June 15, 2007, the company entered into a $350 million term credit agreement at a rate of LIBOR plus 0.45%, resulting in a rate of 5.77% at June 30, 2007. The term credit agreement matures in June 2012.

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

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value (A)
June 30, 2007
Fixed Rate Debt
Principal due (B)	$25	$147	$200	$59	$423	$796	$1,650	$1,676
Average interest rate (C)	6.9%	6.9%	6.8%	6.7%	6.6%	6.0%
Variable Rate Debt (D)	—	—	—	—	$345	$350	$695	$695

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
June 30, 2006
Fixed Rate Debt
Principal due (B)	$130	$123	$147	$200	$59	$1,220	$1,879	$1,906
Average interest rate (C)	7.0%	6.9%	6.9%	6.8%	6.7%	6.2%
Variable Rate Debt	—	—	—	—	—	$516	$516	$516

(A)	The decrease in fair value of our fixed rate debt compared to June 30, 2006 was due primarily to the repayment of $130 million of senior and mortgage notes in 2006 and $98 million in 2007.

(B)	Excludes unamortized discount of $8 million and $5 million at June 30, 2007 and 2006, respectively.

(C)	Represents the average interest rate of total fixed rate debt outstanding at the end of the period.

(D)	As of June 30, 2007 the weighted-average interest rate on the $345 million borrowings under our $750 million revolving line of credit was 5.79%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. As of July 3, 2007, $105 million of the borrowings under our line of credit was repaid. On June 15, 2007, the company entered into a $350 million term credit agreement that matures in June 2012. As of June 30, 2007, the interest rate for the credit agreement was 5.77%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None. (See also Note 7 of the Notes to Consolidated Financial Statements of Plum Creek Timber Company, Inc.)

ITEM 1A.	RISK FACTORS

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on February 27, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2007 through April 30, 2007 (B)	12 shares of common stock	$40.13	—	$72 million
May 1, 2007 through May 31, 2007	2,104,600 shares of common stock	$40.30	2,104,600 shares of common stock	$115 million
June 1, 2007 through June 30, 2007	114,800 shares of common stock	$40.14	114,800 shares of common stock	$111 million

Total	2,219,412 shares of common stock	$40.29	2,219,400 shares of common stock

(A)	On June 5, 2006, the Board of Directors authorized a $200 million share repurchase program. On May 1, 2007, the Board of Directors increased the remaining share repurchase authorization from $72 million to $200 million.

(B)	Represents shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock unit awards under the company’s stock incentive plan. The average price per share is based on the closing price of the company’s stock on the vesting date of the awards.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company’s 2007 Annual Meeting of Stockholders was held on May 2, 2007. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to vote on four proposals: (1) to elect ten individuals to the company’s board of directors; (2) to ratify the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm for 2007; (3) a stockholder proposal to require the company to provide disclosure of the company’s political contribution policies and activities; and (4) a stockholder proposal relating to the company’s short and long-term compensation programs.

Vote Required and Method of Counting Votes

The election of directors was determined by majority vote. In February 2007, the Board of Directors amended the company’s by-laws to provide that, in uncontested elections, a nominee for director shall be elected only if the votes cast “For” such nominee’s election exceed the votes cast “Against” such nominee’s election. Stockholders had the choice to cast their votes “For” or “Against”, or to “Abstain” from voting, on the election of each director nominee.

Approval of the proposal to ratify the appointment of Ernst & Young LLP and the two stockholder proposals each required the affirmative vote of a majority of shares present in person or by proxy and entitled to vote at the meeting. Stockholders had the choice to vote “For” or “Against”, or to “Abstain” from voting, on each of these proposals.

Effect of Broker Non-Votes and Abstentions

Under New York Stock Exchange Rules, brokerage firms and other record holders of stock may vote in their discretion on proposals to elect directors or ratify the appointment of an independent registered public accounting firm if they have not received voting instructions from the beneficial owner of the stock. In contrast, brokerage firms and other record holders that have not received voting instructions may not vote on stockholder proposals. When a record holder of stock votes on behalf of the beneficial owner of the stock on at least one proposal (because the record holder has discretionary voting power on that item), but not on another (because the record holder does not have discretionary voting power on that item), a “broker non-vote” occurs with respect to the second item.

In the case of the independent registered public accounting firm ratification and stockholder proposals, which require the affirmative vote of the majority of shares present (in person or by proxy) and entitled to vote at the meeting, broker non-votes and votes to abstain effectively count as votes against the proposals. In the case of electing directors by majority vote under the company’s by-laws, broker non-votes and votes to abstain have no effect on the outcome because such votes are not “cast” in the election of directors.

Vote Results

Following are the vote results for each proposal submitted to a vote of the stockholders at the meeting:

(A)	Ten individuals nominated by the board for re-election for one-year terms expiring at the 2008 Annual Meeting of Stockholders were re-elected by a majority vote, with no solicitations in opposition, as follows:

	Votes Cast
Nominee	For	Against	Abstain
Rick. R. Holley	148,856,761	1,368,598	1,534,013
Ian B. Davidson	148,559,634	1,635,852	1,563,887
Robin Josephs	148,613,555	1,626,625	1,519,192
John G. McDonald	148,472,053	1,760,151	1,527,168
Robert B. McLeod	148,810,047	1,415,083	1,534,241
John. F. Morgan, Sr.	148,426,260	1,381,838	1,951,274
John H. Scully	148,752,227	1,445,096	1,562,050
Stephen C. Tobias	148,452,998	1,839,839	1,466,535
Carl B. Webb	148,647,143	1,636,617	1,475,611
Martin A. White	148,351,216	1,494,890	1,912,266

There were no broker non-votes.

(B)	The appointment of Ernst & Young LLP as the company’s independent registered public accounting firm by the audit committee of the Board of Directors was ratified by the stockholders, with 149,765,109 votes “For” the proposal, 722,992 votes “Against” the proposal, 1,271,271 abstentions and no broker non-votes.

(C)	A stockholder proposal to require the company to disclose its political contribution policies and activities was included in the company’s proxy materials in accordance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended. The proposal was not approved by the stockholders, with 23,101,490 votes “For” the proposal, 67,181,331 votes “Against” the proposal, 15,568,044 abstentions and 45,908,508 broker non-votes.

(D)	A stockholder proposal relating to the company’s short and long-term incentive compensation programs was included in the company’s proxy materials in accordance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended. The proposal was not approved by the stockholders, with 10,010,109 votes “For” the proposal, 93,198,765 votes “Against” the proposal, 2,641,991 abstentions and 45,908,508 broker non-votes.

Items 3 and 5 of Part II are not applicable and have been omitted.

ITEM 6.	EXHIBITS

List of Exhibits

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit
2.4	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended.

10.1	Credit Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, and The Royal Bank of Scotland, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Financial Institutions Party Thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.2	Amendment Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., and Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of June 29, 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed June 21, 2007).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC. (Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: July 31, 2007