Form 10-Q
period 2007-09-30
PLUM CREEK TIMBER CO INC
filed 2007-10-30
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of outstanding shares of the registrant’s common stock, as of October 22, 2007 was 172,275,695.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended September 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended September 30,
(In Millions, Except per Share Amounts)	2007	2006

REVENUES:
Timber	$190	$196
Real Estate	94	129
Manufacturing	119	124
Other	4	5

Total Revenues	407	454

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	133	127
Real Estate	32	55
Manufacturing	113	113
Other	1	1

Total Cost of Goods Sold	279	296
Selling, General and Administrative	29	24

Total Costs and Expenses	308	320

Other Operating Income (Expense), net	(1)	—

Operating Income	98	134
Interest Expense, net	38	33

Income before Income Taxes	60	101
Provision for Income Taxes	1	9

Net Income	$59	$92

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.34	$0.51
Net Income per Share – Diluted	$0.34	$0.51

Dividends Declared – per Common Share Outstanding	$0.42	$0.40

Weighted-Average Number of Shares Outstanding
– Basic	173.2	178.5
– Diluted	173.6	178.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions, Except per Share Amounts)	2007	2006

REVENUES:
Timber	$589	$603
Real Estate	204	242
Manufacturing	363	388
Other	15	15

Total Revenues	1,171	1,248

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	391	361
Real Estate	72	96
Manufacturing	349	353
Other	2	2

Total Cost of Goods Sold	814	812
Selling, General and Administrative	88	78

Total Costs and Expenses	902	890

Other Operating Income (Expense), net	—	2

Operating Income	269	360
Interest Expense, net	109	98

Income before Income Taxes	160	262
Provision (Benefit) for Income Taxes	(2)	16

Income from Continuing Operations	162	246
Gain on Sale of Properties, net of tax	2	—

Income Before Cumulative Effect of Accounting Change	164	246
Cumulative Effect of Accounting Change, net of tax	—	2

Net Income	$164	$248

PER SHARE AMOUNTS:

Income from Continuing Operations – Basic	$0.93	$1.35
Income from Continuing Operations – Diluted	$0.92	$1.35

Net Income per Share – Basic	$0.94	$1.36
Net Income per Share – Diluted	$0.93	$1.36

Dividends Declared – per Common Share Outstanding	$1.26	$1.20

Weighted-Average Number of Shares Outstanding
– Basic	175.3	181.7
– Diluted	175.7	182.1

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions, Except per Share Amounts)	September 30, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and Cash Equivalents	$168	$273
Restricted Advance from Customer	—	4
Accounts Receivable	49	40
Like-Kind Exchange Funds Held in Escrow	13	—
Inventories	73	83
Deferred Tax Asset	7	7
Real Estate Development Properties	5	3
Assets Held for Sale	70	82
Other Current Assets	22	21

	407	513

Timber and Timberlands, net	3,918	3,876
Property, Plant and Equipment, net	202	216
Investment in Grantor Trusts	26	28
Other Assets	30	28

Total Assets	$4,583	$4,661

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$47	$125
Accounts Payable	48	42
Interest Payable	40	30
Wages Payable	19	27
Taxes Payable	28	24
Deferred Revenue	19	17
Other Current Liabilities	17	16

	218	281

Long-Term Debt	1,919	1,617
Line of Credit	514	581
Deferred Tax Liability	18	25
Other Liabilities	74	68

Total Liabilities	2,743	2,572

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value, authorized shares – 75.0, outstanding – none	—	—
Common Stock, $0.01 par value, authorized shares – 300.6, issued (Net of Treasury Stock) – 172.3 at September 30, 2007 and 177.1 at December 31, 2006	2	2
Additional Paid-In Capital	2,201	2,190
Retained Earnings	156	214
Treasury Stock, at cost, Common Shares – 14.6 at September 30, 2007 and 9.5 at December 31, 2006	(509)	(307)
Accumulated Other Comprehensive Income (Loss)	(10)	(10)

Total Stockholders’ Equity	1,840	2,089

Total Liabilities and Stockholders’ Equity	$4,583	$4,661

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$164	$248
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $4 Loss Related to Forest Fires in 2007)	102	94
Basis of Real Estate Sold	45	66
Deferred Income Taxes	(7)	8
Gain on Sales of Properties and Other Assets	(2)	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(13)	(10)
Other Working Capital Changes	18	18
Expenditures for Real Estate Development	(13)	(5)
Other	10	1

Net Cash Provided By Operating Activities	304	420

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(59)	(60)
Timberlands Acquired	(96)	(22)
Proceeds from Sale of Properties and Other Assets	3	1
Other	2	(4)

Net Cash Used In Investing Activities	(150)	(85)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(222)	(219)
Borrowings on Line of Credit	2,179	2,167
Repayments on Line of Credit	(2,246)	(2,144)
Repayment of Short-Term Debt	—	(50)
Proceeds from Issuance of Long-Term Debt	350	216
Principal Payments and Retirement of Long-Term Debt	(125)	(29)
Proceeds from Stock Option Exercises	7	6
Acquisition of Treasury Stock	(202)	(262)

Net Cash Used In Financing Activities	(259)	(315)

Increase (Decrease) In Cash and Cash Equivalents	(105)	20

Cash and Cash Equivalents:
Beginning of Period	273	369

End of Period	$168	$389

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At September 30, 2007, the company owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the company has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We adopted FIN 48 on January 1, 2007. The adoption of this standard did not result in a change to our beginning equity. As of the date of adoption and as of the quarter ended September 30, 2007, we do not have any liabilities for unrecognized tax benefits.

We recognize interest and penalties, if incurred, related to income taxes in our Provision for Income Taxes in our Consolidated Statements of Income. As of September 30, 2007 and December 31, 2006, we had a liability of $1 million for accrued interest related to income taxes in our Consolidated Balance Sheets. During both the quarters and nine months ended September 30, 2007 and September 30, 2006, we recorded less than $1 million in our Consolidated Statements of Income for interest related to income taxes.

We filed our federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, we remain liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by state and local taxing authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 2000. Georgia-Pacific’s consolidated income tax return for 2001 is currently under examination. Additionally, we have no open tax years for Plum Creek Timber Company, Inc. prior to 2004.

New Accounting Pronouncements

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 supercedes the definition of fair value in most existing pronouncements under generally accepted accounting principles that require or permit the use of fair value, including (but not limited to) business combinations, impairments, exchanges of nonmonetary assets and accounting for pensions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The company will adopt SFAS No. 157 in the first quarter of 2008. The company is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Earnings Per Share

The following tables sets forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2007	2006

Net Income available to common stockholders	$59	$92

Denominator for basic earnings per share	173.2	178.5

Effect of dilutive securities – stock options	0.3	0.3
Effect of dilutive securities – restricted stock, restricted stock units, dividend equivalents and value management plan	0.1	0.1

Denominator for diluted earnings per share – adjusted for dilutive securities	173.6	178.9

Per Share Amounts:
Net Income Per Share – Basic	$0.34	$0.51
Net Income Per Share – Diluted	$0.34	$0.51

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Income From Continuing Operations	$162	$246
Gain on Sale of Properties, net of tax	2	—

Income before Cumulative Effect of Accounting Change	164	246
Cumulative Effect of Accounting Change, net of tax	—	2

Net Income available to common stockholders	$164	$248

Denominator for basic earnings per share	175.3	181.7
Effect of dilutive securities – stock options	0.3	0.3
Effect of dilutive securities – restricted stock, restricted stock units, dividend equivalents and value management plan	0.1	0.1

Denominator for diluted earnings per share – adjusted for dilutive securities	175.7	182.1

Per Share Amounts – Basic:
Income From Continuing Operations	$0.93	$1.35
Gain on Sale of Properties, net of tax	0.01	—

Income per Share Before Cumulative Effect of Accounting Change	0.94	1.35
Cumulative Effect of Accounting Change, net of tax	—	0.01

Net Income	$0.94	$1.36

Per Share Amounts – Diluted:
Income From Continuing Operations	$0.92	$1.35
Gain on Sale of Properties, net of tax	0.01	—

Income per Share Before Cumulative Effect of Accounting Change	0.93	1.35
Cumulative Effect of Accounting Change, net of tax	—	0.01

Net Income	$0.93	$1.36

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and nine-month periods ended September 30 (shares in millions):

	Quarter Ended September 30,
	2007	2006

Number of options	0.5	0.8
Range of exercise prices	$39.31 to $43.23	$34.06 to $37.61
Expiration on or before	July 2017	August 2016

	Nine Months Ended September 30,
	2007	2006

Number of options	0.6	0.8
Range of exercise prices	$35.54 to $43.23	$34.06 to $37.61
Expiration on or before	July 2017	August 2016

Note 3. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and Timberlands consisted of the following (in millions):

	September 30, 2007	December 31, 2006

Timber and logging roads – net	$2,678	$2,631
Timberlands	1,240	1,245

Timber and Timberlands – net	$3,918	$3,876

During the third quarter of 2007, the company’s Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume damaged as a result of forest fires on approximately 41,000 acres in Montana.

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2007	December 31, 2006

Land, buildings and improvements	$87	$87
Machinery and equipment	306	296

	393	383
Accumulated depreciation	(191)	(167)

Property, Plant and Equipment – net	$202	$216

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2007	December 31, 2006

Raw materials (logs)	$15	$25
Work-in-process	4	4
Finished goods	41	41

	60	70

Supplies	13	13

Total	$73	$83

Note 4. Borrowings

The company has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of September 30, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.5%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2007, we had $514 million of borrowings and $13 million of standby letters of credit outstanding; $223 million remained available for borrowing under our line of credit. As of October 2, 2007, $84 million of the borrowings under our line of credit was repaid.

On June 15, 2007, the company entered into a $350 million term credit agreement that matures in June 2012. As of September 30, 2007 the interest rate for the term credit agreement was 6.2%. As of October 17, 2007, the interest rate on the term credit agreement was 5.5%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Capital

The changes, by quarter, in the company’s capital accounts were as follows during 2007 (in millions):

(In Millions)	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Dollars

January 1, 2007	177.1	$2	$2,190	$214	$(307)	$(10)	$2,089

Net Income	—	—	—	45	—	—	45
Other Comprehensive Income, net of tax	—	—	—	—	—	—	—

Total Comprehensive Income							45

Dividends	—	—	—	(75)	—	—	(75)
Stock Option Exercises	0.2	—	5	—	—	—	5
Shares Issued under Stock Incentive Plans	0.1	—	2	—	—	—	2
Common Stock Repurchased	(0.6)	—	—	—	(22)	—	(22)

March 31, 2007	176.8	2	2,197	184	$(329)	(10)	2,044

Net Income	—	—	—	60	—	—	60
Other Comprehensive Income, net of tax	—	—	—	—	—	—	—

Total Comprehensive Income							60

Dividends	—	—	—	(74)	—	—	(74)
Stock Option Exercises	—	—	1	—	—	—	1
Shares Issued under Stock Incentive Plans	—	—	1	—	—	—	1
Common Stock Repurchased	(2.2)	—	—	—	(89)	—	(89)

June 30, 2007	174.6	2	2,199	170	(418)	(10)	1,943

Net Income	—	—	—	59	—	—	59
Other Comprehensive Income, net of tax	—	—	—	—	—	—	—

Total Comprehensive Income							59

Dividends	—	—	—	(73)	—	—	(73)
Stock Option Exercises	—	—	1	—	—	—	1
Shares Issued under Stock Incentive Plans	—	—	1	—	—	—	1
Common Stock Repurchased	(2.3)	—	—	—	(91)	—	(91)

September 30, 2007	172.3	$2	$2,201	$156	$(509)	$(10)	$1,840

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2007	2006

Service cost	$2	$2
Interest cost	2	1
Expected return on plan assets	(2)	(1)

Total pension cost	$2	$2

	Nine Months Ended September 30,
	2007	2006

Service cost	$6	$6
Interest cost	6	5
Expected return on plan assets	(6)	(5)

Total pension cost	$6	$6

Note 7. Commitments and Contingencies

Contingencies. The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Moreover during 2007, the company resolved several lawsuits related to alleged property damage (“Property Damage Litigations”). We recorded a charge of less than $1 million in our Consolidated Statements of Income upon settlement of the Property Damage Litigations.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties (“Arkansas Environmental Issue”). Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The site is currently being investigated and no remediation plan has yet been approved. No amounts have been accrued for this potential liability. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover all or a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both.

Unrecorded Contingencies. The company believes it will be successful in defending the Arkansas Environmental Issue. If the company is not successful in defending this claim, we believe the loss for the Arkansas Environmental Issue would not be material. Management currently believes that resolving other pending legal proceedings against the company, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations. However, these matters are subject to inherent uncertainties and management’s view on these matters may change in the future. Were an unfavorable final outcome in one or multiple legal proceedings to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which any unfavorable outcome becomes reasonably estimable.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources (A)	Southern Resources	Real Estate	Manu- factured Products	Other	Total (B)

Quarter Ended September 30, 2007
External revenues	$69	$121	$94	$119	$4	$407
Intersegment revenues	17	—	—	—	—	17
Depreciation, depletion and amortization	14	15	—	7	—	36
Basis of real estate sold	—	—	22	—	—	22
Operating income	8	39	61	2	3	113

Quarter Ended September 30, 2006
External revenues	$81	$115	$129	$124	$5	$454
Intersegment revenues	25	—	—	—	—	25
Depreciation, depletion and amortization	10	14	—	8	—	32
Basis of real estate sold	—	—	43	—	—	43
Operating income	25	38	72	6	4	145

	Northern Resources (A)	Southern Resources	Real Estate	Manu- factured Products	Other	Total (B)

Nine Months Ended September 30, 2007
External revenues	$215	$374	$204	$363	$15	$1,171
Intersegment revenues	49	—	—	—	—	49
Depreciation, depletion and amortization	31	44	—	23	—	98
Basis of real estate sold	—	—	45	—	—	45
Operating income	41	126	129	3	13	312

Nine Months Ended September 30, 2006
External revenues	$245	$358	$242	$388	$15	$1,248
Intersegment revenues	63	—	—	—	—	63
Depreciation, depletion and amortization	27	40	—	23	—	90
Basis of real estate sold	—	—	66	—	—	66
Operating income	81	136	143	24	13	397

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	For the quarter and nine months ended September 30, 2007, the Northern Resources Segment recorded a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the consolidated financial statements.
(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $4 million for the quarter and nine months ended September 30, 2007, respectively and $2 million and $4 million for the quarter and nine months ended September 30, 2006, respectively.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2007	2006

Total segment operating income	$113	$145
Corporate and other unallocated expenses	(14)	(11)
Other Operating Income (Expense), net	(1)	—

Operating Income	98	134
Interest Expense, net	(38)	(33)

Income before Income Taxes	$60	$101

	Nine Months Ended September 30,
	2007	2006

Total segment operating income (A)	$312	$397
Corporate and other unallocated expenses	(43)	(37)
Other Operating Income (Expense), net (A)	—	—

Operating Income	269	360
Interest Expense, net	(109)	(98)

Income before Income Taxes	$160	$262

(A)	For the nine months ended September 30, 2006, $2 million of other income was included in segment operating income for the Real Estate Segment.

Note 9. Subsequent Event

On October 30, 2007, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $72 million, which will be paid on November 30, 2007 to stockholders of record on November 14, 2007.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Following are the consolidated financial statements of Plum Creek Timberlands, L.P., a Delaware limited partnership and wholly owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April 2006, pursuant to which Plum Creek Timberlands, L.P. has registered, and from time to time may offer and sell, debt securities. As of September 30, 2007, Plum Creek Timberlands, L.P. has sold $525 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2007	2006

REVENUES:
Timber	$190	$196
Real Estate	94	129
Manufacturing	119	124
Other	4	5

Total Revenues	407	454

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	133	127
Real Estate	32	55
Manufacturing	113	113
Other	1	1

Total Cost of Goods Sold	279	296
Selling, General and Administrative	29	24

Total Costs and Expenses	308	320

Other Operating Income (Expense), net	(1)	—

Operating Income	98	134
Interest Expense, net	38	33

Income before Income Taxes	60	101
Provision for Income Taxes	1	9

Net Income	$59	$92

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2007	2006

REVENUES:
Timber	$589	$603
Real Estate	204	242
Manufacturing	363	388
Other	15	15

Total Revenues	1,171	1,248

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	391	361
Real Estate	72	96
Manufacturing	349	353
Other	2	2

Total Cost of Goods Sold	814	812
Selling, General and Administrative	88	78

Total Costs and Expenses	902	890

Other Operating Income (Expense), net	—	2

Operating Income	269	360
Interest Expense, net	109	98

Income before Income Taxes	160	262
Provision (Benefit) for Income Taxes	(2)	16

Income from Continuing Operations	162	246
Gain on Sale of Properties, net of tax	2	—

Income Before Cumulative Effect of Accounting Change	164	246
Cumulative Effect of Accounting Change, net of tax	—	2

Net Income	$164	$248

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	September 30, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and Cash Equivalents	$168	$273
Restricted Advance from Customer	—	4
Accounts Receivable	49	40
Like-Kind Exchange Funds Held in Escrow	13	—
Inventories	73	83
Deferred Tax Asset	7	7
Real Estate Development Properties	5	3
Assets Held for Sale	70	82
Other Current Assets	22	21

	407	513

Timber and Timberlands, net	3,918	3,876
Property, Plant and Equipment, net	202	216
Investment in Grantor Trusts	27	29
Other Assets	30	28

Total Assets	$4,584	$4,662

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$47	$125
Accounts Payable	48	42
Interest Payable	40	30
Wages Payable	19	27
Taxes Payable	28	24
Deferred Revenue	19	17
Other Current Liabilities	17	16

	218	281

Long-Term Debt	1,919	1,617
Line of Credit	514	581
Deferred Tax Liability	18	25
Other Liabilities	75	69

Total Liabilities	2,744	2,573

Commitments and Contingencies

EQUITY
Total Partners’ Capital	1,840	2,089

Total Liabilities and Partner’s Capital	$4,584	$4,662

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$164	$248
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $4 Loss Related to Forest Fires in 2007)	102	94
Basis of Real Estate Sold	45	66
Deferred Income Taxes	(7)	8
Gain on Sales of Properties and Other Assets	(2)	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(13)	(10)
Other Working Capital Changes	18	18
Expenditures for Real Estate Development	(13)	(5)
Other	10	1

Net Cash Provided By Operating Activities	304	420

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(59)	(60)
Timberlands Acquired	(96)	(22)
Proceeds from Sale of Properties and Other Assets	3	1
Other	2	(4)

Net Cash Used In Investing Activities	(150)	(85)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions	(417)	(475)
Borrowings on Line of Credit	2,179	2,167
Repayments on Line of Credit	(2,246)	(2,144)
Repayment of Short-Term Debt	—	(50)
Proceeds from Issuance of Long-Term Debt	350	216
Principal Payments and Retirement of Long-Term Debt	(125)	(29)

Net Cash Used In Financing Activities	(259)	(315)

Increase (Decrease) In Cash and Cash Equivalents	(105)	20

Cash and Cash Equivalents:
Beginning of Period	273	369

End of Period	$168	$389

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

General. Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly owned subsidiary of Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. (“Parent”) is a Delaware Corporation and real estate investment trust, or “REIT”. References herein to “the Operating Partnership,” “we,” “us,” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly owned consolidated subsidiaries; references to “Plum Creek” relate to Plum Creek Timber Company, Inc. and all of its wholly owned consolidated subsidiaries.

At September 30, 2007, the Operating Partnership owned and managed approximately 8.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8.2 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for residential, recreational or conservation purposes. In addition, the Operating Partnership has approximately 400,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, is not generally subject to corporate-level income tax. However, the Operating Partnership conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sale of some of our higher and better use timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT.

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

We adopted FIN 48 on January 1, 2007. The adoption of this standard did not result in a change to our beginning equity. As of the date of adoption and as of the quarter ended September 30, 2007, we do not have any liabilities for unrecognized tax benefits.

We recognize interest and penalties, if incurred, related to income taxes in our Provision for Income Taxes in our Consolidated Statements of Income. As of September 30, 2007 and December 31, 2006, we had a liability of $1 million for accrued interest related to income taxes in our Consolidated Balance Sheets. During both the quarters and nine months ended September 30, 2007 and September 30, 2006, we recorded less than $1 million in our Consolidated Statements of Income for interest related to income taxes.

We filed our federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, we remain liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by state and local taxing authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 2000. Georgia-Pacific’s consolidated income tax return for 2001 is currently under examination. Additionally, we have no open tax years for Plum Creek Timber Company, Inc. prior to 2004.

New Accounting Pronouncements

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 supercedes the definition of fair value in most existing pronouncements under generally accepted accounting principles that require or permit the use of fair value, including (but not limited to) business combinations, impairments, exchanges of nonmonetary assets and accounting for pensions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Operating Partnership will adopt SFAS No. 157 in the first quarter of 2008. The Operating Partnership is in the process of determining the effect, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and Timberlands consisted of the following (in millions):

	September 30, 2007	December 31, 2006

Timber and logging roads – net	$2,678	$2,631
Timberlands	1,240	1,245

Timber and Timberlands – net	$3,918	$3,876

During the third quarter of 2007, the Operating Partnership’s Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume damaged as a result of forest fires on approximately 41,000 acres in Montana.

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2007	December 31, 2006

Land, buildings and improvements	$87	$87
Machinery and equipment	306	296

	393	383
Accumulated depreciation	(191)	(167)

Property, Plant and Equipment – net	$202	$216

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):
	September 30, 2007	December 31, 2006

Raw materials (logs)	$15	$25
Work-in-process	4	4
Finished goods	41	41

	60	70
Supplies	13	13

Total	$73	$83

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Borrowings

The Operating Partnership has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of September 30, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.5%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2007, we had $514 million of borrowings and $13 million of standby letters of credit outstanding; $223 million remained available for borrowing under our line of credit. As of October 2, 2007, $84 million of the borrowings under our line of credit was repaid.

On June 15, 2007, the Operating Partnership entered into a $350 million term credit agreement that matures in June 2012. As of September 30, 2007 the interest rate for the term credit agreement was 6.2%. As of October 17, 2007, the interest rate on the term credit agreement was 5.5%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Plum Creek Timber Company, Inc. has a shelf registration statement filed with the Securities and Exchange Commission under which Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P., Plum Creek Timber Company Inc.’s wholly owned operating partnership, may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

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

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2007	2006

Service cost	$2	$2
Interest cost	2	1
Expected return on plan assets	(2)	(1)

Total pension cost	$2	$2

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Service cost	$6	$6
Interest cost	6	5
Expected return on plan assets	(6)	(5)

Total pension cost	$6	$6

Note 5. Commitments and Contingencies

Contingencies. The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Moreover during 2007, the Operating Partnership resolved several lawsuits related to alleged property damage (“Property Damage Litigations”). We recorded a charge of less than $1 million in our Consolidated Statements of Income upon settlement of the Property Damage Litigations.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, the Operating Partnership agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided the Operating Partnership with information about the existence of mine tailings and approximately 4.5 billion gallons of acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties (“Arkansas Environmental Issue”). Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The site is currently being investigated and no remediation plan has yet been approved. No amounts have been accrued for this potential liability. Furthermore, to the extent the Operating Partnership is required to indemnify Georgia-Pacific for its share of the remediation costs, the Operating Partnership may be able to recover all or a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both.

Unrecorded Contingencies. The Operating Partnership believes it will be successful in defending the Arkansas Environmental Issue. If the Operating Partnership is not successful in defending this claim, we believe the loss for the Arkansas Environmental Issue would not be material. Management currently believes that resolving other pending legal proceedings against the Operating Partnership, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations. However, these matters are subject to inherent uncertainties and management’s view on these matters may change in the future. Were an unfavorable final outcome in one or multiple legal proceedings to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which any unfavorable outcome becomes reasonably estimable.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources (A)	Southern Resources	Real Estate	Manu- factured Products	Other	Total (B)

Quarter Ended September 30, 2007
External revenues	$69	$121	$94	$119	$4	$407
Intersegment revenues	17	—	—	—	—	17
Depreciation, depletion and amortization	14	15	—	7	—	36
Basis of real estate sold	—	—	22	—	—	22
Operating income	8	39	61	2	3	113

Quarter Ended September 30, 2006
External revenues	$81	$115	$129	$124	$5	$454
Intersegment revenues	25	—	—	—	—	25
Depreciation, depletion and amortization	10	14	—	8	—	32
Basis of real estate sold	—	—	43	—	—	43
Operating income	25	38	72	6	4	145

	Northern Resources (A)	Southern Resources	Real Estate	Manu- factured Products	Other	Total (B)

Nine Months Ended September 30, 2007
External revenues	$215	$374	$204	$363	$15	$1,171
Intersegment revenues	49	—	—	—	—	49
Depreciation, depletion and amortization	31	44	—	23	—	98
Basis of real estate sold	—	—	45	—	—	45
Operating income	41	126	129	3	13	312

Nine Months Ended September 30, 2006
External revenues	$245	$358	$242	$388	$15	$1,248
Intersegment revenues	63	—	—	—	—	63
Depreciation, depletion and amortization	27	40	—	23	—	90
Basis of real estate sold	—	—	66	—	—	66
Operating income	81	136	143	24	13	397

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	For the quarter and nine months ended September 30, 2007, the Northern Resources Segment recorded a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the consolidated financial statements.
(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $4 million for the quarter and nine months ended September 30, 2007, respectively and $2 million and $4 million for the quarter and nine months ended September 30, 2006, respectively.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2007	2006

Total segment operating income	$113	$145
Corporate and other unallocated expenses	(14)	(11)
Other Operating Income (Expense), net	(1)	—

Operating Income	98	134
Interest Expense, net	(38)	(33)

Income before Income Taxes	$60	$101

	Nine Months Ended September 30,
	2007	2006

Total segment operating income (A)	$312	$397
Corporate and other unallocated expenses	(43)	(37)
Other Operating Income (Expense), net (A)	—	—

Operating Income	269	360
Interest Expense, net	(109)	(98)

Income before Income Taxes	$160	$262

(A)	For the nine months ended September 30, 2006, $2 million of other income was included in segment operating income for the Real Estate Segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Third Quarter 2007 Compared to Third Quarter 2006

The following table and narrative compare operating results by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,
	2007	2006	Change

Operating Income by Segment
Northern Resources	$8	$25	$(17)
Southern Resources	39	38	1
Real Estate	61	72	(11)
Manufactured Products	2	6	(4)
Other	3	4	(1)

Total Segment Operating Income	113	145	(32)
Other Costs and Eliminations	(14)	(11)	(3)
Other Operating Income (Expense), net	(1)	—	(1)

Operating Income	$98	$134	$(36)

Northern Resources Segment. Revenues decreased by $20 million, or 19%, to $86 million in the third quarter of 2007. This decrease was due primarily to lower harvest volumes ($15 million) and lower sawlog prices ($5 million). Harvest volumes during the third quarter of 2007 decreased by approximately 14% compared to the third quarter of 2006 due primarily to fire-related harvesting restrictions in Montana, a planned reduction in harvest levels and a shortage of logging contractors in the Northeast U.S. Harvest volume for all of 2007 is expected to decrease approximately 9% from the 2006 harvest volume of 6.8 million tons due primarily to a planned reduction in harvest levels and a reduction of sawlog volume due to 2007 forest fires. Sawlog prices were 4% lower in the third quarter of 2007 compared to the third quarter of 2006 due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts.

Northern Resources Segment operating income was 9% of its revenues for the third quarter of 2007, and 24% for the third quarter of 2006. This decrease was due primarily to lower sawlog prices, lower harvest volumes and a $4 million fire loss. Segment costs and expenses were $78 million for the third quarter of 2007 and $81 million for the third quarter of 2006. This decrease of $3 million was due primarily to lower log and haul costs as a result of the decline in harvest levels, offset in part by a $4 million fire loss. The $4 million fire loss represents the book basis of the timber volume destroyed by fire on approximately 41,000 acres in Montana.

Southern Resources Segment. Revenues increased by $6 million, or 5%, to $121 million in the third quarter of 2007. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber.

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

Southern Resources Segment operating income was 32% of its revenues for the third quarter of 2007, and 33% for the third quarter of 2006. Segment costs and expenses increased by $5 million, or 7%, to $82 million. The increase was due primarily to a higher percentage of delivered log sales.

Real Estate Segment.

	Quarter Ended September 30, 2007			Quarter Ended September 30, 2006
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	30,735	$43	$1,400	19,040	$33	$1,765
Conservation	2,650	6	2,150	4,600	18	3,865
Higher and Better Use / Recreational	10,400	38	3,675	7,875	30	3,775
Development Properties	890	7	8,410	1,970	43	21,950
Conservation Easements	n/a	—		n/a	5	605

Total	44,675	$94		33,485	$129

Revenues decreased by $35 million to $94 million in the third quarter of 2007. This decrease was due primarily to lower revenues from sales of development properties ($36 million), conservation properties ($12 million), no conservation easement sales ($5 million) during 2007, and lower prices from small non-strategic land sales ($11 million); offset in part by an increase in the number of acres of small non-strategic and higher and better use / recreational land sales ($30 million).

Development property revenue during the third quarter of 2006 was derived almost entirely from the sale of a large, 1,900-acre development project in King County, Washington, which the company had been working on for several years. Our average sales price per acre for small non-strategic properties was $1,400 during the third quarter of 2007 compared to $1,765 during the third quarter of 2006. This price decline of approximately 20% is due primarily to selling a mix of less valuable timberlands during the third quarter of 2007. During the third quarter of 2006, we sold a greater percentage of properties from higher value regions. Our remaining inventory of small non-strategic properties does not have as great of a percentage of high value properties as our sales mix during the third quarter of 2006. The number of acres of small non-strategic properties sold during the third quarter of 2007 increased by 61% and the number of acres of higher and better use / recreational properties sold during the third quarter of 2007 increased by 32% compared to the same period in the prior year. These increases are due primarily to our plan to expand the number of acres we sell in both of these categories.

Real Estate Segment operating income was 65% of its third quarter revenues for 2007, compared to 56% for 2006. This increase was due primarily to lower costs and expenses associated with our real estate development business during 2007 compared to 2006. Real Estate Segment costs and expenses decreased by $24 million to $33 million in the third quarter of 2007 due primarily to lower real estate development costs and expenses. Development costs and land basis were higher in 2006 as a result of selling a large, 1,900-acre development project in King County, Washington. Additionally, a higher percentage of project development costs were capitalized in 2007 as opposed to being expensed because more projects were expected to be successful.

Manufactured Products Segment. Revenues decreased by $5 million, or 4%, to $119 million in the third quarter of 2007 due primarily to lower lumber sales volume. Lumber sales volume decreased by 12% due primarily to production curtailments as a result of a fire-related log shortage in Montana and weak lumber markets.

Manufactured Products Segment operating income was 2% of its revenues for the third quarter of 2007, and 5% of its revenues for the third quarter of 2006. This decrease was due primarily to higher MDF raw materials costs. Manufactured Products Segment costs and expenses decreased by $1 million to $117 million for the third quarter of 2007. This decrease was due primarily to lower lumber sales volume, offset in part by higher MDF costs. MDF costs increased by $5 million due primarily to higher wood chip (due to a regional shortage from lower lumber production) and resin costs.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $14 million during the third quarter of 2007 and by $11 million during the third quarter of 2006. This increase of $3 million is due primarily to increased costs associated with share-based compensation.

Interest Expense, net. Interest expense (net of interest income) increased $5 million, or 15%, to $38 million in the third quarter of 2007. This increase was due primarily to increased borrowings to fund the repurchase of common stock and timberland acquisitions. During the third quarter of 2007, a combination of cash and debt financing was used to fund $87 million in timberlands acquisitions, primarily in Oregon, and repurchase $91 million, or approximately 2.3 million shares, of common stock.

Provision for Income Taxes. The provision for income taxes was $1 million for the third quarter of 2007 compared to $9 million for the third quarter of 2006. This decrease of $8 million is due primarily to a decrease in operating income earned by our taxable REIT subsidiaries related to a large, 1,900-acre development project in King County, Washington that was sold during the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table and narrative compare operating results by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2007	2006
Operating Income by Segment
Northern Resources	$41	$81	$(40)
Southern Resources	126	136	(10)
Real Estate	129	143	(14)
Manufactured Products	3	24	(21)
Other	13	13	—

Total Segment Operating Income	312	397	(85)
Other Costs and Eliminations	(43)	(37)	(6)
Other Operating Income (Expense), net	—	—	—

Operating Income	$269	$360	$(91)

Northern Resources Segment. Revenues decreased by $44 million, or 14%, to $264 million in 2007. This decrease was due primarily to lower harvest volumes ($28 million), lower sawlog prices ($12 million) and a weaker product mix from log sales ($6 million). Harvest volumes of 4.6 million tons during the first nine months of 2007 decreased by approximately 9% compared to the same period in 2006 due primarily to a planned reduction in harvest levels and a reduction of sawlog volume due to 2007 forest fires. Harvest volume for all of 2007 is expected to decrease by approximately 9% from the 2006 harvest volume of 6.8 million tons due primarily to a planned reduction in harvest levels. Sawlog prices during the first nine months of 2007 were 6% lower than during the same period in the prior year. The lower prices are due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts. We decreased the percentage of sawlogs harvested and increased the percentage of pulpwood harvested, which resulted in a weaker product mix from log sales. This mix shift was due primarily to favorable pulpwood prices as a result of a wood chip shortage and weaker sawlog prices, both due to mill curtailments.

Northern Resources Segment operating income was 16% of its revenues for the first nine months of 2007, and 26% for the same period in 2006. This decrease was due primarily to lower sawlog prices, lower harvest levels and a weaker product mix from log sales. Segment costs and expenses were $223 million for 2007 and $227 million for 2006. This decrease of $4 million was due primarily to lower log and haul costs as a result of the decline in harvest levels, offset in part by a $4 million fire loss and an increase in log and haul rates per ton, resulting in a $3 million increase. The $4 million fire loss represents the book basis of the timber volume destroyed by fire during the third quarter of 2007 on approximately 41,000 acres in Montana.

Southern Resources Segment. Revenues increased by $16 million, or 5%, to $374 million in 2007. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber ($21 million), higher harvest levels ($11 million) and higher pulpwood prices ($6 million), offset in part by lower sawlog prices ($18 million) and a weaker product mix from log sales ($7 million). Higher harvest volumes were primarily pulpwood.

Revenues increased $21 million due to the company’s increased percentage of delivered log sales. A portion of the increase in delivered log sales results from decreasing the percentage of standing timber sales. Under delivered log sale agreements, we are responsible for log and haul costs. Conversely, the buyer incurs the log and haul costs when standing timber is sold. We sell logs on a delivered basis when, in our judgment, log merchandising efforts will yield a net premium over selling standing timber. While revenues are higher under a delivered log sale, a large portion of that increase is to cover the related increase in cost of sales. As a result, for delivered log sales we realize lower operating income as a percentage of revenue, even though operating income is generally improved.

Harvest volumes of 10.7 million tons during the first nine months of 2007 increased by approximately 5% compared to the first nine months of 2006 to take advantage of favorable pulpwood prices during the first half of 2007. Harvest volumes for all of 2007 are expected to decrease by approximately 2% from the 2006 harvest levels of 14.1 million tons. We decreased the percentage of sawlogs harvested and increased the percentage of pulpwood harvested, which resulted in a weaker product mix from log sales. This mix shift was due primarily to favorable pulpwood prices as a result of low mill inventories because of reduced sawmill residuals availability and weaker sawlog prices due to mill curtailments.

Sawlog prices during 2007 were 12% lower than during the same period in the prior year. The lower prices are due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts and a greater proportion of smaller-diameter sawlogs.

Southern Resources Segment operating income was 34% of its revenues for the first nine months of 2007, and 38% for the same period of 2006. This decrease was due primarily to lower sawlog prices, a weaker product mix from log sales and a higher proportion of delivered log sales. Segment costs and expenses increased by $26 million, or 12%, to $248 million. The increase was due primarily to a higher percentage of delivered log sales and higher harvest levels.

Real Estate Segment.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	60,635	$84	$1,370	45,855	$70	$1,540
Conservation	7,340	16	2,210	9,365	26	2,825
Higher and Better Use / Recreational	22,845	81	3,580	18,195	77	4,180
Development Properties	1,530	21	13,795	3,690	56	15,150
Conservation Easements	n/a	—		n/a	13	885

Total	92,350	$202		77,105	$242

Proceeds from Joint Ventures		$2			$—

Revenues decreased by $38 million to $204 million in the first nine months of 2007. This decrease was due primarily to lower revenues from sales of development properties ($35 million), conservation properties ($10 million), no conservation easement sales ($13 million) during 2007, and lower prices from higher and better use / recreational land sales ($14 million); offset in part by an increase in the number of acres of small non-strategic and higher and better use / recreational land sales ($42 million).

During the third quarter of 2006, the company sold a large development project for proceeds of $43 million. This large development project, which the company had been working on for several years, consisted of approximately 1,900 acres of land in King County, Washington. Our average sales price per acre for higher and better use / recreational lands was $3,580 per acre during the first nine months of 2007 compared to $4,180 during the same period in 2006. This price decline of approximately 15% is due primarily to sales mix. During 2007, we increased our sales in states with lower per acre prices and decreased our sales in states with higher per acre prices due to moderating demand and increased competition in states with the highest per acre prices.

The number of acres of small non-strategic properties sold during the first nine months of 2007 increased by 32% and the number of acres of higher and better use / recreational properties sold during the first nine months of 2007 increased by 26% compared to the same period in the prior year. These increases are due primarily to our plan to expand the number of acres we sell in both of these categories. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. Also, in any one quarter the sales average will vary based on the location and physical characteristics of the parcels sold.

We expect revenues from real estate sales during 2007 to range between $330 million and $350 million from the sale of approximately 150,000 acres. We estimate these sales will consist of 70,000 to 80,000 acres of non-strategic properties, 4,000 to 8,000 acres of development and joint venture properties and the remainder from the sales of higher and better use / recreational and conservation acres.

Real Estate Segment operating income was 63% of its revenues for the first nine months of 2007 compared to 59% for the same period in 2006. Real Estate Segment costs and expenses decreased by $24 million to $75 million for the first nine months of 2007. This decrease was due primarily to $25 million of lower costs associated with development costs and land basis in connection with the sale of a large, 1,900-acre development project in King County, Washington during the third quarter of 2006. Costs associated with our development business for the first nine months of 2007 were $7 million compared to $37 million in 2006.

At September 30, 2007, we were in the planning process on 22 internal development properties covering approximately 16,000 acres. Additionally, listed below are a summary of our entitled or developed properties and a summary of our joint venture arrangements as of September 30, 2007:

Development Projects

PROJECT STATUS Location (County, State)	Year Sales Begin	Total Acres	Acres Sold (A)	Average Selling Price Per Acre
Entitled or Developed Properties
Greene, GA	2007	170	—	$—
Newton, GA	2008	396	—	—
Oconee, GA	2008	459	—	—
Oconee, GA	2009	295	—	—
Wayne, GA	2007	10	7	28,694
Wayne, GA	2008	500	—	—
Piscataquis, ME	2002	450	395	16,475
Flathead, MT	2008	843	—	—
Flathead, MT	2007	648	—	—
Flathead, MT	2010	22	—	—
Lake, MT	2006	436	158	26,253
Lincoln, MT	2007	222	76	15,597
Lincoln, MT	2008	270	—	—
Sanders, MT	2008	518	—	—
Sanders, MT	2007	654	—	—
Adams, WI	2008	40	—	—
Bayfield, WI	2008	77	—	—
Langlade, WI	2006	611	82	4,409
Oneida, WI	2005	47	23	11,427
Price, WI	2006	121	22	3,300
Price, WI	2007	218	—	—
Price, WI	2008	214	—	—
Vilas, WI	2007	81	—	—

		7,302	763

Properties Entirely Sold
Butts, GA	2006	305	305	$4,328
Newton, GA	2006	413	413	12,349
Glynn, GA	2007	222	222	16,692
Greene, GA	2006	354	354	15,759
Greene, GA	2007	261	261	30,972
Lamar, MS	2007	364	364	8,641
Lamar, MS	2007	385	385	6,089
Lamar, MS	2006	37	37	11,211
Flathead, MT	2006	89	89	6,855
Flathead, MT	2006	509	509	8,622
Lake, MT	2006	140	140	6,200
King, WA	2006	1,905	1,905	22,372
Wood, WI	2006	469	469	4,125

		5,453	5,453

(A)	Acres Sold represents sales since inception of the project.

Joint Venture Arrangements

Location (County, State)	Expected Year of Initial Closing (A)	Total Acres (B)	Phase(s)	Non-Contingent Purchase Price (C) (millions)	Expected Participation Timeline
Alachua, Florida (D)	2009	1,785	4	$8	until 2016
St. John, Florida (D)	2010	3,590	5	$15	until 2021
Volusia, Florida (D)	2009	7,080	5	$16	until 2018
Camden, Georgia (D)	2009	10,105	4	$16	until 2024
Glynn, Georgia (D)	2009	1,360	3	$8	until 2018
Berkeley, South Carolina (E)	2007	2,010	1	$8	until 2011

(A)	Year land is expected to be sold to the joint venture. This represents the year of initial transfer for projects with multiple phases.
(B)	Actual development acreage will depend upon final approval(s).
(C)	Total proceeds for all phases in connection with sale of land to joint ventures. Does not include contingent consideration associated with future lot sales.
(D)	The expected year of initial closing and/or participation timeline have been adjusted due to the negative outlook associated with the housing market.
(E)	During the first quarter of 2007, the property was transferred to a joint venture arrangement in exchange for $2 million in cash and a $5.5 million note.

Manufactured Products Segment. Revenues decreased by $25 million, or 6%, to $363 million in the first nine months of 2007. This decrease was due primarily to lower lumber prices ($14 million), lower plywood prices ($8 million), lower lumber sales volume ($6 million) and lower MDF sales volume ($5 million), offset in part by higher MDF prices ($8 million).

Lumber prices during 2007 were 11% lower than during the same period in 2006 due primarily to weak demand and excess supply. The demand for lumber has declined due primarily to lower housing starts. Housing starts during the first nine months of 2007 were 25% lower than during the same period in the prior year. Housing starts for all of 2007 are expected to be less than 1.4 million starts compared to 1.82 million starts in 2006 and 2.07 million starts in 2005. The lower housing starts are due in part to a large supply of unsold homes on the market, rising interest rates for home mortgages, and mortgage lenders tightening their standards for home loans. Lower existing-home sales in 2007 have contributed to a buildup of unsold homes. Currently, there is approximately a ten-month supply of homes for sale compared to a six-month supply historical average. In response to the decline in housing starts, North American lumber production has also been declining. The supply of lumber in the United States decreased by 11% during the first half of 2007 compared to the first half of 2006. Despite the recent decline in North American lumber production, there still remains an excess supply of lumber. Lumber sales volume decreased by 6% due primarily to production curtailments as a result of a fire-related log shortage in Montana and weak lumber markets.

Plywood prices during 2007 were 9% lower than during the same period in 2006 due primarily to increased competition from commodity plywood manufacturers. Commodity plywood prices have experienced downward pressure due to lower oriented strand board (a substitute for commodity plywood) prices as a result of fewer housing starts. The lower commodity plywood prices have caused several plywood manufacturers to target the industrial markets we serve.

MDF prices during 2007 were 8% higher than during the same period in 2006 due primarily to a mix shift to higher value, specialized products. Part of this mix shift is attributable to weak commodity markets due primarily to the decline in the housing market, which resulted in lower MDF sales volume during the first nine months of 2007 compared to the same period in the prior year.

Manufactured Products Segment operating income was 1% of its revenues for the nine months of 2007, and 6% of its revenues for the same period of 2006. This decrease was due primarily to lower lumber and plywood prices and higher MDF raw materials costs. Manufactured Products Segment costs and expenses decreased by $4 million to $360 million for the nine months of 2007. This decrease was due primarily to lower lumber sales volume and raw material costs, offset in part by higher MDF raw material costs. MDF raw material costs increased by $11 million as a result of higher wood chip (due to a regional shortage from lower lumber production) and resin costs.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $43 million during the first nine months of 2007 and by $37 million during the same period of 2006. This increase of $6 million was due primarily to higher share-based compensation expense related to our value management long-term incentive plan and increased costs associated with information technology and strategic business development. In accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments, quarterly we adjust the fair value of our liability associated with our value management plan based on our relative total shareholder return compared to the performance of several peer groups.

Interest Expense, net. Interest expense (net of interest income) increased $11 million, or 11%, to $109 million in the nine months of 2007. This increase was due primarily to increased borrowings to fund the repurchase of common stock and timberland acquisitions. During the nine months ended September 30, 2007, a combination of cash and debt financing was used to fund $96 million of timberland acquisitions, primarily in Oregon, and repurchase $202 million, or approximately 5.1 million shares, of common stock. Additionally, during the fourth quarter of 2006, a combination of cash and debt financing was used to fund $89 million of timberland acquisitions, primarily in Oregon.

Provision for Income Taxes. The benefit for income taxes was $2 million for the first nine months of 2007 compared to a provision for income tax of $16 million for the same period of 2006. This net decrease of $18 million is due primarily to a decrease in operating income earned by our taxable REIT subsidiaries. The lower operating income is due primarily to a large, 1,900 acre development project in King County, Washington that was sold during the third quarter of 2006 (resulting in a lower tax expense of $8 million) and weaker earnings from our manufacturing business (resulting in a lower tax expense of $8 million).

Financial Condition and Liquidity

The following table details our sources and uses of cash for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2007	2006

Sources of Cash:
Operations (A)	$312	$417	$(105)
Changes in Working Capital	5	8	(3)
Cash from Stock Option Exercises	7	6	1
Increase in Debt Obligations, net	158	160	(2)
Other Cash Changes, net (B)	5	(3)	8

Total Sources of Cash	487	588	(101)

Uses of Cash:
Returned to Stockholders:
Dividends	(222)	(219)	(3)
Common Stock Repurchases	(202)	(262)	60
Reinvest in the Business:
Capital Expenditures (C)	(72)	(65)	(7)
Acquire Timberlands	(96)	(22)	(74)

Total Uses of Cash	(592)	(568)	(24)

Change in Cash and Cash Equivalents	$(105)	$20	$(125)

(A)	Calculated from the Consolidated Statement of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Gain on Sales of Properties and Other Assets, Deferred Income Taxes and Other Operating Activities to Net Income.
(B)	Calculated from the Consolidated Statement of Cash Flows by adding Other Investing Activities and Proceeds from Sale of Properties and Other Assets.
(C)	Calculated from the Consolidated Statement of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions) and Expenditures for Real Estate Development.

Cash and cash equivalents decreased by $105 million from $273 million at December 31, 2006 to $168 million at September 30, 2007. The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2007	2006

Net Cash Provided by Operating Activities	$304	$420	$(116)
Net Cash Used in Investing Activities	(150)	(85)	(65)
Net Cash Used in Financing Activities	(259)	(315)	56

Change in Cash and Cash Equivalents	$(105)	$20	$(125)

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2007 totaled $304 million, compared to $420 million for the same period in 2006. The decrease of $116 million was due primarily to a combined decrease of $50 million in operating income for the Northern and Southern Resources Segments, a decrease in operating income for the Manufactured Products Segment of $21 million, and a decrease of $38 million in revenues from the Real Estate Segment.

Capital Expenditures. Capital expenditures, excluding the acquisition of timberlands, for the nine months ended September 30, 2007 were $72 million (including $13 million in real estate development expenditures) compared to $65 million (including $5 million in real estate development expenditures) in 2006. Planned capital expenditures for 2007, excluding the acquisition of timberlands, are expected to range between $95 million and $105 million. Of planned capital expenditures in 2007, approximately 50% are considered to be discretionary. Discretionary expenditures consist primarily of silviculture, land development and information technology investments. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities and improve safety. Included within the planned capital expenditures for our manufacturing facilities for 2007 is approximately a $6 million investment to expand our bio-filter emission control equipment at our MDF facilities to comply with stricter environmental standards that become effective October 1, 2008. During the first nine months of 2007, we acquired approximately 38,000 acres of timberlands located primarily in Oregon for $96 million with funds from tax-deferred exchange transactions and borrowings on our line of credit.

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

The company has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of September 30, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.5%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2007, we had $514 million of borrowings and $13 million of standby letters of credit outstanding; $223 million remained available for borrowing under our line of credit. As of October 2, 2007, $84 million of the borrowings under our line of credit was repaid.

On June 15, 2007, the company entered into a $350 million term credit agreement that matures in June 2012. As of September 30, 2007 the interest rate for the term credit agreement was 6.2%. As of October 17, 2007, the interest rate on the term credit agreement was 5.5%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty. The net proceeds of $350 million were used to reduce our borrowings on our line of credit.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of September 30, 2007.

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

Equity. On October 30, 2007, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $72 million, which will be paid on November 30, 2007 to stockholders of record on November 14, 2007. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Director’s discretion. For the nine months ended September 30, 2007, the company repurchased approximately 5.1 million shares of common stock at a total cost of $202 million, or an average cost per share of $39.40. As of September 30, 2007, the company had $20 million remaining on its share repurchase authorization. On October 30, 2007, our Board of Directors increased our remaining share repurchase authorization from $20 million to $200 million.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures and interest payments on our indebtedness for the next year. During 2008, the company has approximately $147 million of scheduled long-term debt principal payment requirements. The company intends to refinance these principal payments at the time of maturity with the use of a combination of short-term and long-term borrowings, depending on interest rate and market conditions. Management believes that the company’s credit ratings, asset base and historical financial performance will allow these refinancings to be completed at attractive interest rates.

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

On June 15, 2007, the company entered into a $350 million term credit agreement at a rate of LIBOR plus 0.45%, resulting in a rate of 6.2% at September 30, 2007. The term credit agreement matures in June 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.6 billion of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value (A)

September 30, 2007
Fixed Rate Debt
Principal due (B)	—	$147	$200	$59	$423	$796	$1,625	$1,676
Average interest rate (C)	6.9%	6.9%	6.8%	6.7%	6.6%	6.0%

Variable Rate Debt (D)	—	—	—	—	$514	$350	$864	$864

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

September 30, 2006
Fixed Rate Debt
Principal due (B)	$130	$123	$147	$200	$59	$1,219	$1,878	$1,936
Average interest rate (C)	7.0%	6.9%	6.9%	6.8%	6.7%	6.2%

Variable Rate Debt	—	—	—	—	—	$518	$518	$518

(A)	The decrease in fair value of our fixed rate debt compared to September 30, 2006 was due primarily to the repayment of $130 million of senior and mortgage notes in 2006 and $123 million in 2007.
(B)	Excludes unamortized discount of $8 million and $6 million at September 30, 2007 and 2006, respectively.
(C)	Represents the average interest rate of total fixed rate debt outstanding at the end of the period.
(D)	As of September 30, 2007, the weighted-average interest rate on the $514 million borrowings under our $750 million revolving line of credit was 5.5%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. As of October 2, 2007, $84 million of the borrowings under our line of credit was repaid. As of September 30, 2007, the interest rate for the $350 million term credit agreement was 6.2%. As of October 17, 2007, the interest rate on the term credit agreement was 5.5%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (A)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (A)

July 1, 2007 through July 31, 2007	597,100 shares of common stock	$39.45	597,100 shares of common stock	$ 87 million

August 1, 2007 through August 31, 2007(B)	1,724,071 shares of common stock	$38.76	1,723,599 shares of common stock	$ 20 million

September 1, 2007 through September 30, 2007	0 shares of common stock	—	0 shares of common stock	$ 20 million

Total	2,321,171 shares of common stock	$38.94	2,320,699 shares of common stock

(A)	Shares purchased during the period July 1, 2007 through September 30, 2007 were purchased pursuant to the $200 million share repurchase program that was publicly announced on May 1, 2007. On October 30, 2007, our Board of Directors increased our remaining share repurchase authorization from $20 million to $200 million.
(B)	Includes 472 shares of the company’s common stock purchased from employees in non-open market transactions at an average price per share of $41.15. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock unit awards under the company’s stock incentive plan. The average price per share is based on the closing price of the company’s stock on the vesting date of the awards.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 6.	EXHIBITS

List of Exhibits

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.4	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended. (Exhibit 3.2 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2007).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: October 30, 2007