Form 10-K
period 2007-12-31
PLUM CREEK TIMBER CO INC
filed 2008-02-28
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2007, was $7,240,117,962 . For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 22, 2008 was 171,147,955.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2008 Annual Meeting of Shareholders to be held on May 7, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I/ ITEM 1

PLUM CREEK TIMBER COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

2	PLUM CREEK 2007 10k

PART I / ITEM 1

PART I

When we refer to “we,” “us,” “our,” “the company” or “Plum Creek,” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References in Items 1 through 7 to Notes to Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 8 of this form.

ITEM 1. BUSINESS

Industry Overview

GENERAL

The timber industry possesses several unique characteristics that distinguish it from the broader paper and forest products industry. The timber industry, which consists primarily of timberland owners, provides raw material and conducts resource management activities for the paper and forest products industry, including the planting, fertilizing, thinning, and harvesting of trees and the marketing of logs. Logs are marketed and sold either as sawlogs to lumber and other wood products manufacturers or as pulplogs to pulp and paper manufacturers or producers of oriented strand board (OSB). Also over time timberlands may become more valuable for purposes other than growing timber. In these circumstances, timberlands may be sold to realize these values.

We believe timber is an attractive asset class for many reasons, including the following:

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

Historical Price Appreciation. Due to growing demand combined with limitations on supply caused by, among other factors, environmental restrictions and urban sprawl, prices for softwood timber have exhibited a compound annual growth rate of approximately 3% from 1982 through 2007.

SUPPLY AND DEMAND DYNAMICS

There are five primary end-markets for most of the timber harvested in the United States: products used in new housing construction; products used in the repair and remodeling of existing housing; products for industrial uses; raw material for the manufacture of pulp and paper and OSB; and logs for export.

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

PLUM CREEK 2007 10k	3

PART I/ ITEM 1

Demand. The demand for timber is directly related to the underlying demand for pulp and paper products, lumber, panel and other wood related products. The demand for pulp and paper is largely driven by general macroeconomic conditions, including population growth, per-capita income levels, and industry capacity. The demand for lumber and manufactured wood products is affected primarily by the level of new residential construction activity, repair and remodeling activity and industrial demand, which, in turn, is impacted by changes in general economic and demographic factors, including population, interest rates for home mortgages and construction loans. The demand for United States timber is also impacted by the amounts of pulp and paper products, lumber, panel and other wood products that are imported into the United States. Significant factors determining the volume of products shipped into the United States by foreign producers are currency valuation shifts as well as tariffs and quotas. In addition to these historically significant factors, the demand for timber could also be affected by new markets for wood-based biofuel and bioenergy.

Our Business

We are the largest private timberland owner in the United States, with 8 million acres of timberlands located in 18 states. Our objective is to maximize the long-term value of these assets. We analyze each timberland acre comprehensively to understand its highest-valued use. We realize these values in many different ways, including harvesting the trees, selling the timberland or converting our trees to lumber, plywood and other wood products.

Our timberlands are well diversified, not only geographically, but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. In addition, our Other Segment includes our natural resource businesses that focus on opportunities relating to mineral extraction, natural gas production and communication and transportation rights of way resulting from our extensive property ownership. The Real Estate Segment comprises our sales of higher and better use timberlands (some of which are sold through our wholly-owned taxable REIT subsidiaries), and sales of non-strategic timberlands, including from time to time, sales of large blocks of timberlands. Our Real Estate Segment includes development of certain properties, internally and through joint ventures.

Our Manufactured Products Segment, also conducted through our wholly-owned taxable REIT subsidiaries, includes four lumber mills, two plywood plants, two medium density fiberboard (“MDF”) facilities, and two lumber remanufacturing facilities. These facilities, strategically located near our Montana timberlands, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF. The Manufactured Products Segment also has established a network of nation-wide field inventory points where inventory is held for customers at either independent public warehouses or on consignment at customer distribution centers and facilities.

OUR STRATEGIES FOR GROWING ASSET VALUE

Our strategies for growing asset value are guided by our disciplined focus to maximize the long-term value of our assets across our geographically diverse ownership. We seek to maximize the long-term value by managing our 8 million acres with the ultimate best use in mind. We strive to optimize our resource base through intensive resource management, disciplined acquisitions and dispositions and practicing environmentally responsible resource management.

Intensive Resource Management. We grow the value of our core timber business through intensive management of our timberlands. We view our core timber resource base as a renewable asset with substantial inherent value. We seek to manage our timberlands in a manner that optimizes the balance among current cash flows, the biological

4	PLUM CREEK 2007 10k

PART I / ITEM 1

growth of our timber and prudent environmental management. Our management approach employs advanced forest management practices, including the use of a computerized timber inventory system, thinning and fertilization, and selective breeding to produce superior seedlings. Tree growth rates vary by region because of differences in weather, climate and soil conditions. Newly-planted seedlings take 20 to 30 years to reach harvest maturity in the Southern United States, 35 to 60 years in the Northwestern United States, 45 to 70 years in the Northeastern United States and 70 to 90 years in inland regions of the Western United States, depending on the desired product. Our goal is to harvest trees at their optimal economic value. We merchandise the tree to get the most value from each log segment, while meeting customer specifications.

As part of our resources business, we focus on realizing the maximum value for non-timber resources on our properties, including opportunities relating to mineral extraction. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities.

Disciplined Acquisitions and Dispositions. We continually review our timberland portfolio to identify properties that are no longer strategic to our long-term timberland operations or that may have higher values other than as commercial timberlands. We estimate that included in the company’s approximately 8 million acres of timberlands are about 1.7 million acres of higher value timberlands which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.7 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 500,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. Furthermore, from time to time we may also sell large blocks of other timberlands to maximize value. Until a parcel of land is sold, all of our timberlands continue to be used productively in our business of growing and selling timber.

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

Our disciplined acquisition strategy has allowed us to expand and diversify our timberland holdings, as well as increase our cash flow. Since 1989, we have increased our timber holdings from 1.4 million acres to approximately 8 million acres at December 31, 2007. These acquisitions have enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations.

Environmentally Responsible Resource Management. We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. We follow the principles of the Sustainable Forestry Initiative® program (“SFISM”) which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. These principles are reflected in our habitat planning efforts, which have led to the implementation of six major conservation agreements under which we manage approximately 2.7 million acres of our timberlands. Our forestry practices on all of our timberlands have been independently audited and certified by PricewaterhouseCoopers LLP under the SFISM program. Our manufacturing business follows a set of internally developed environmental principles. See “Federal and State Regulations” below.

PLUM CREEK 2007 10k	5

PART I/ ITEM 1

ACQUISITIONS AND DISPOSITIONS

The table below summarizes significant acquisitions and dispositions by Plum Creek (dollars in millions):

	2007A	2006B	2005C

Acquisitions
Purchase Price	$174	$111	$501
Acres	69,000	98,000	754,000

Dispositions
Acres	252,000	112,000	232,000

A	Acquired timberlands consist primarily of 33,000 and 35,000 acres located in Oregon and Georgia, respectively. Dispositions included 164,000 acres located in the Northern Resources Segment and 88,000 acres in the Southern Resources Segment.

B	Acquired timberlands consist primarily of 88,000 acres located in Oregon. Dispositions included 57,000 acres located in the Northern Resources Segment and 55,000 acres in the Southern Resources Segment.

C	Acquired timberlands consist primarily of 650,000 acres located in Northern Michigan, 52,000 acres located in Arkansas, and 50,000 acres located in Florida. Dispositions included 63,000 acres located in the Northern Resources Segment and 169,000 acres in the Southern Resources Segment.

Segment Information

Certain financial information for each business segment is included in Note 14 of the Notes to Financial Statements and is incorporated herein by reference.

NORTHERN RESOURCES SEGMENT

As of December 31, 2007, the Northern Resources Segment encompassed 3.8 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin, and contained an estimated 121 million tons (41 million cunits) of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs harvested in the Northern Resources Segment are sold predominately to domestic mills and also used in our manufacturing facilities. Competitors in the domestic log market include the United States Forest Service, the Bureau of Land Management, the Bureau of Indian Affairs, the British Columbia Ministry of Forests, and numerous private individuals, domestic and foreign industrial timberland owners, and state agencies located in the regions in which we operate. In the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally will include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on price and on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs.

6	PLUM CREEK 2007 10k

PART I / ITEM 1

The Northern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specified volume of timber to certain manufacturing facilities in the U.S. and Canada. We had the following supply agreements in the Northern Resources Segment as of December 31, 2007:

Company	Product Type	Price	Expiration Date

D&G Forest Products, Ltd.A	Sawlogs	Market Prices	June 30, 2008
Escanaba Paper CompanyA	Pulpwood	Market Prices	December 31, 2016
Swanson Group, Inc.B	Sawlogs	Market Prices	November 15, 2021
Sappi, Ltd.C	Pulpwood	Market Prices	November 30, 2023

A	May be mutually extended for three years.

B	May be mutually extended for five years.

C	May be extended for 15 years at the option of Sappi, Ltd.

During 2007, approximately 26% of the timber harvested in our Northern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 29% during 2008. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment.

SOUTHERN RESOURCES SEGMENT

As of December 31, 2007, the Southern Resources Segment consisted of 4.2 million acres of timberlands (including approximately 298,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas, and contained an estimated 156 million tons (44 million cunits) of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs in the Southern Resources Segment are sold to third party mills producing a wide array of forest products, including manufacturers of lumber, plywood, oriented strand board, and pulp and paper products. We compete with numerous private and industrial timberland owners as well as federal and state agencies across the Southern United States. Due to transportation costs, domestic wood and fiber consuming facilities in the Southern Resources Segment tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Resources Segment include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, and on price. The Southern Resources Segment has a single customer that represents 29% of its revenues, the loss of which could have a significant impact on its operating income.

The Southern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specific volume of timber to certain manufacturing facilities in the U.S. We had the following supply agreements in the Southern Resources Segment as of December 31, 2007:

PLUM CREEK 2007 10k	7

PART I/ ITEM 1

Company	Product Type	Price	Expiration Date

Georgia-PacificA	Sawlogs and Pulpwood	Market Prices	December 31, 2010
West Fraser (South), Inc.B	Sawlogs	Market Prices	December 31, 2015
Graphic Packaging Corp.[c]	Pulpwood	Market Prices	October 18, 2016

A	Subject to an automatic 10-year renewal period unless either party delivers a timely termination notice.

B	May be renewed for five-year periods upon mutual consent of both parties.

C	May be extended up to an additional 10 years by either party.

During 2007, approximately 18% of the timber harvested in our Southern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately the same during 2008. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment.

REAL ESTATE SEGMENT

We estimate that included in our 8 million acres of timberlands are approximately 1.7 million acres of higher value timberlands that are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included in the 1.7 million acres of higher value timberlands are approximately 500,000 acres identified as conservation acres and another 200,000 acres that may be developed. The remaining 1 million acres are expected to be sold for recreational use. Additionally, approximately 300,000 acres of our ownership has been identified as non-strategic timberlands and are expected to be sold over the next five years. We compete with numerous sellers of entitled and unentitled land in hundreds of local markets.

From time to time, we may also sell large blocks of other timberlands to maximize value. For example, during 2007 we sold approximately 100,000 acres in Wisconsin for $70 million. Until the properties are sold, they will continue to be used productively in our business of growing and selling timber.

The 200,000 acres identified as development are expected to be developed internally or through joint venture arrangements. Projects developed internally by the company will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. It is our intent to enter into joint venture arrangements with leading land developers for larger and more complicated projects, such as master planned communities. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries.

We have identified approximately 70,000 acres (an estimated 100 properties) that we expect to develop internally over the next 15 years. At December 31, 2007, we had 21 internal development properties, or approximately 5,600 acres entitled and an additional 18 properties, or approximately 10,000 acres, in the planning process. Listed below is a summary of our projects sold over the last two years and entitled or developed properties as of December 31, 2007:

8	PLUM CREEK 2007 10k

PART I / ITEM 1

Project Status Location (County, State)	Year Sales Begin	Total Acres	Acres SoldA	Average Selling Price Per Acre

Entitled or Developed Projects
Greene, GA	2008	51	–	$–
Newton, GA	2008	396	–	–
Oconee, GA	2008	459	–	–
Oconee, GA	2009	295	–	–
Wayne, GA	2007	10	7	28,694
Wayne, GA	2008	500	–	–
Piscataquis, ME	2002	450	395	16,475
Flathead, MT	2008	370	–	–
Flathead, MT	2008	844	–	–
Flathead, MT	2008	648	–	–
Flathead, MT	2010	22	–	–
Lake, MT	2006	467	165	26,318
Lincoln, MT	2007	222	181	11,971
Lincoln, MT	2008	270	–	–
Ravalli, MT	2009	1,381	–	–
Sanders, MT	2008	519	–	–
Adams, WI	2008	40	–	–
Bayfield, WI	2008	77	–	–
Langdale, WI	2006	610	90	4,482
Oneida, WI	2005	47	23	11,427
Price, WI	2006	121	28	3,506
Price, WI	2007	218	–	–
Price, WI	2008	214	–	–
Vilas, WI	2007	81	61	4,187

		8,312	950

Projects Entirely Sold (2006 – 2007)
Butts, GA	2006	305	305	$4,328
Newton, GA	2006	413	413	12,349
Glynn, GA	2007	222	222	16,692
Greene, GA	2006	354	354	15,759
Greene, GA	2007	80	80	32,760
Greene, GA	2007	261	261	30,972
Greene, GA	2007	2,544	2,544	7,323
Greene, GA	2007	295	295	5,776
Lamar, MS	2006	37	37	11,211
Lamar, MS	2007	385	385	6,089
Lamar, MS	2007	364	364	8,641
Flathead, MT	2006	89	89	6,855
Flathead, MT	2006	509	509	8,622
Lake, MT	2006	140	140	6,200
Sanders, MT	2007	654	654	6,353
King, WA	2006	1,905	1,905	22,372
Wood, WI	2006	469	469	4,125

		9,026	9,026

A	Acres Sold represents sales since inception of the project.

PLUM CREEK 2007 10k	9

PART I/ ITEM 1

The company estimates that approximately 130,000 acres will be developed through joint venture arrangements over the next 15 to 20 years. At December 31, 2007, we have entered into six joint venture arrangements with land developers for three projects in northeast Florida, two in southeast Georgia, and one in South Carolina. The six joint venture arrangements cover approximately 26,000 acres. The actual developable acres will be less and will depend upon numerous factors including, but not limited to, zoning restrictions, wetlands, and governmental approvals. We expect these joint venture arrangements will each take from five to fifteen years to complete all entitlement, development and sales activities. We do not expect any significant revenues from these joint ventures in 2008 or 2009. At December 31, 2007, the zoning has been obtained for approximately 18,000 acres that are expected to be developed through joint venture arrangements; however, additional permits are required before construction can begin. As a result of current adverse market conditions, we expect that the development of many of these properties will be delayed.

Under each of the current structures, the company sells land to the venture and the joint venture partner is required to pursue entitlements and fund all of the capital costs of the project. The company then receives a percentage of revenues generated by the projects. As a result of current market conditions, our partners may not, in some instances, perform some or all of their remaining obligations under the terms of the joint venture agreements. Therefore, the company may choose to modify elements of the structure with existing partners or pursue existing projects with new partners. In addition, on certain other properties the company may pursue entitlements and then enter into joint venture arrangements for development of the entitled property.

Listed below is a summary of our joint venture arrangements as of December 31, 2007 (dollars in millions):

Location (County State)	Expected Year of Initial ClosingA	Total AcresB	Phase(s)	Non-Contingent Purchase PriceC	Expected Participation Timeline

Alachua, Florida	2011	1,785	4	$8	until 2020
St. John, Florida	2010	3,590	5	$15	until 2021
Volusia, Florida	2010	7,080	5	$16	until 2018
Camden, Georgia	2011	10,105	6	$16	until 2024
Glynn, Georgia	2010	1,360	4	$8	until 2018
Berkeley, South CarolinaD	2007	2,035	1	$8	until 2013

A	Year land is expected to be sold to the joint venture. This represents the year of initial transfer for projects with multiple phases.

B	Actual development acreage will depend upon final approval(s).

C	Total proceeds for all phases in connection with sale of land to joint ventures. Does not include contingent consideration associated with future lot sales.

D	During the first quarter of 2007, the property was transferred to a joint venture arrangement in exchange for $2 million in cash and a $5.5 million note.

MANUFACTURED PRODUCTS SEGMENT

Lumber. We produce a diverse line of softwood lumber products, including common, select and edge-glued boards, studs and finger-jointed studs. Lumber products manufactured in our two Montana random-length board mills and remanufacturing facility in Idaho are targeted to domestic lumber retailers, such as retail home centers for use in

10	PLUM CREEK 2007 10k

PART I / ITEM 1

repair and remodeling projects. Lumber from our two Montana studmills and finger-joint stud remanufacturing plant are targeted to contractor distribution yards for use in home construction. These lumber products are also sold to stocking distributors who serve a wide variety of end uses.

Competition in our lumber markets is based on price and quality and, to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. We compete in domestic lumber markets with many United States, Canadian and European producers. Canadian lumber producers have a significant position in the United States market due to their lower wood fiber costs and historically favorable exchange rates. Competition from European lumber producers varies from year to year and is significantly impacted by alternative international wood markets and changes in both currency exchange rates and ocean freight rates. The lumber market is also subject to competition from substitute products, such as products made from engineered wood composites, fiber/cement composites, plastics and steel.

Our lumber and plywood mills produce residual wood chips, sawdust and planer shavings as by-products of the conversion of logs into finished products. The wood chips are sold to regional paper and pulp mills or used in our MDF facilities, which also consume the chips, sawdust and shavings.

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets, including boat, recreational vehicle, transportation and concrete forming applications. Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. During 2007, we sold approximately 6% of our plywood in Canada. See “Lumber” above for a discussion of residual wood chips.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board (OSB), a less expensive structural wood panel used primarily in new residential construction markets. Due to its low cost, OSB accounts for approximately 60% of structural panel production. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. We expect to remain competitive due to our strong customer base, extensive experience in industrial markets, supply of superior quality timber, and reputation for high-quality products.

Medium Density Fiberboard. Our MDF facilities in western Montana supply high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, commercial wall paneling and substrate for laminate flooring. Our MDF facilities have a combined capacity of approximately 275 million feet  3/4 basis. In 2007, both lines operated at about 94% of planned production capacity yielding a combined output of approximately 254 million feet  3 /4 basis. During 2007, we sold approximately 8% and 5% of our MDF in Canada and Mexico, respectively.

Outside North America, the MDF industry has undergone dramatic growth in terms of productive capacity and demand for its products. During 2007, global MDF capacity increased over 12%. In 2008, global MDF capacity is expected to increase 8%. Manufacturers compete on a global scale on the basis of price, quality, service and the availability of specialty products. Additionally, MDF is a ready substitute for solid wood, hardboard and hardwood plywood in specific applications. Competition in the North American MDF industry will continue to be impacted by imports from New Zealand, Asia and South America. In addition, the continuing shift of end product production to offshore manufacturing, as has been seen with certain types of furniture from China and moldings from South America, continues to negatively impact the North American MDF industry. Recently, a weak U.S. dollar along with stronger markets in Japan and Europe has reduced the impact of imports on U.S. MDF producers.

PLUM CREEK 2007 10k	11

PART I/ ITEM 1

Raw Materials. Our lumber and plywood facilities obtain approximately two-thirds of their logs from our Montana timberlands. Our timberlands currently supply high-quality logs and preferred timber species to our lumber and plywood facilities, although future harvest levels on our Montana timberlands are expected to decline. Also, over time the average log size is expected to decline due to evolving harvest and growth patterns.

Our lumber and plywood facilities have purchased and will continue to source stumpage and logs from external suppliers, including the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of stumpage and logs from external sources as harvest levels on our Montana timberlands decline. However, all timberland harvest levels in and around Montana are also declining, and we may experience a shortage of logs in the future. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues, see “Federal and State Regulations” below.) Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. However, as a result of declining residual wood chips as a result of lower lumber and plywood production near our MDF facilities, we have had to expand the area in which we purchase chips, sawdust and wood shavings. This has resulted in longer hauling distances and higher raw material costs. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier. Our two lumber remanufacturing facilities (the Montana finger-joint stud plant and the Idaho pine board plant) obtain about 30-40% and 10-20%, respectively, of their lumber raw materials from Plum Creek sawmills, with the remainder being procured from third-party suppliers.

Competition. Markets for manufactured forest products are highly competitive in terms of price and quality. Also, wood products are subject to increasing competition from a variety of substitutes, including non-wood and engineered wood products as well as import competition from other worldwide suppliers. We believe we can compete effectively because of our extensive private timber inventory, our reputation for environmentally responsible forestry, which has positioned us to meet regulatory challenges on a cost-effective basis, our reputation as a dependable, long-term supplier of quality products, our innovative approach to providing high-quality, value-added products to various retail and industrial niche markets and the integration of our timberlands with efficient manufacturing processes.

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

Resource Management and Environmental Stewardship

RESOURCE MANAGEMENT

We view our timberlands as assets with substantial inherent value and strive to manage them in an economically prudent and environmentally responsible manner to enhance their value. We seek to enhance value by improving the productivity of our forests, controlling harvesting costs, and sorting and merchandising logs to obtain their highest value.

12	PLUM CREEK 2007 10k

PART I / ITEM 1

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

Intensive silvicultural applications, including the use of superior seedlings, early and mid-rotation applications of fertilizers and chemicals to control plant competition, and pre-commercial thinning, will continue to enhance the growth and value of our timberlands. These projects improve not only the growth of the forests, but enhance the quality of the wood grown, reduce future harvesting costs, and shorten the length of harvest rotations.

It is our policy to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are used on a substantial portion of our timberlands in the Northern Resources Segment. In the Southern Resources Segment, substantially all reforestation is done by planting and we plant nearly 85 million seedlings a year.

Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. The size and diversity of our timberlands, together with our intensive forest management, should help to minimize these risks. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters, but we do maintain insurance for loss of already harvested logs due to fire and other occurrences. During 2007, a loss of $4 million was recorded as a result of timber volume destroyed from forest fires. During 2005, a loss of $2 million was recorded as a result of hurricane damage.

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

PLUM CREEK 2007 10k	13

PART I/ ITEM 1

Consistent with these principles, we have actively engaged in habitat conservation planning. The habitats of hundreds of species are protected by several agreements, including numerous species listed as threatened or endangered under the Endangered Species Act. These agreements, which include Habitat Conservation Plans (“HCPs”) and other types of conservation agreements, are as follows:

Conservation Agreement	Protects	State(s)	Acres (millions)

Central Cascades HCP	315 species	Washington	0.1

Native Fish HCP	9 species of trout and salmon	Montana	1.3

Swan Valley Grizzly Bear Agreement	Grizzly Bear	Montana	0.1

Karner Blue Butterfly HCP	Karner Blue Butterfly	Wisconsin	0.3

Red-Cockaded Woodpecker HCP	Red-Cockaded Woodpecker	Arkansas and Louisiana	0.3

Red-Cockaded Woodpecker	Red-Cockaded Woodpecker	Arkansas and Louisiana	0.6

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

Real estate sales activity in the northern states are typically at their lowest point in the fall and winter months when access to the properties is limited due to wintry weather.

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

14	PLUM CREEK 2007 10k

PART I / ITEM 1

under the Endangered Species Act. As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber, reforestation activities and the construction and use of roads.

We have received incidental take permits and similar authorizations pursuant to our Habitat Conservation Plans and other conservation agreements (detailed in “Environmental Stewardship” above) from the U.S. Fish and Wildlife Service that in total cover our forest management on 1.8 million acres in the Northern Resources Segment and 0.9 million acres in the Southern Resources Segment. As required by the Endangered Species Act, we prepared Habitat Conservation Plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The Habitat Conservation Plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. With the implementation of these mitigation measures, we are authorized to conduct forestry practices that are consistent with the conservations plans, even though they may have an adverse impact on the habitat of listed species covered by the plans.

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

CLEAN WATER

The Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation. Most silvicultural activities are defined by regulation to be “non-point sources” and thus do not require federal permits from the Environmental Protection Agency, but rather are subject to state regulation and best management practices programs. Recent litigation, however, has challenged this silvicultural exemption under the Clean Water Act. Accordingly, there can be no assurance that our forest management activities will not be subject to increased regulation under the Clean Water Act in the future.

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

In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. A remediation plan has not yet been approved. The company believes that it has strong defenses in the matter. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both. No amounts have been accrued for this potential liability.

PLUM CREEK 2007 10k	15

PART I/ ITEM 1

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

Employees

We currently have approximately 900 salaried and 1,100 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of seedlings and the harvesting and delivery of logs are conducted by independent contractors who are not our employees.

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

Stock Exchange Listing Compliance and SEC Certifications

On May 15, 2007, Rick R. Holley, as President and Chief Executive Officer of the company, submitted an unqualified certification to the New York Stock Exchange stating that, as of that date, he was not aware of any violation by the company of the New York Stock Exchange Corporate Governance Listing Standards. Additionally, the company has filed with the Securities and Exchange Commission the Chief Executive Officer and Chief Financial Officer certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended.

16	PLUM CREEK 2007 10k

PART I / ITEM 1A

ITEM 1A. RISK FACTORS

Business and Operating Risks

THE CYCLICAL NATURE OF OUR BUSINESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our results of operations are affected by the cyclical nature of the forest products industry. Historical prices for logs and manufactured wood products have been volatile, and we, like other participants in the forest products industry, have limited direct influence over the time and extent of price changes for logs and wood products. The demand for logs and wood products is affected primarily by the level of new residential construction activity and, to a lesser extent, repair and remodeling activity and other industrial uses. The demand for logs is also affected by the demand for wood chips in the pulp and paper and engineered wood products markets. These activities are, in turn, subject to fluctuations due to, among other factors:

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

•

availability of funding for governmental agencies, developers, conservation organizations, individuals and others to purchase our timberlands for recreational, conservation, residential or other purposes;

•	local real estate market conditions, such as oversupply of, or reduced demand for, properties sharing the same or similar characteristics as those in our portfolio;

•	competition from other sellers of land and real estate developers;

•	weather conditions or natural disasters having an adverse effect on our properties;

•	relative illiquidity of real estate investments;

•	changes in interest rates;

•	impact of federal, state and local land use and environmental protection laws;

•	changes in laws, regulations or the regulatory environment affecting tax, real estate and zoning;

•	our ability to obtain all land use entitlements and other permits necessary for our development activities; or

PLUM CREEK 2007 10k	17

PART I/ ITEM 1A

•	real estate markets and their impact on our ability or the ability of our partners to timely pursue our joint venture development strategy.

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

Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. A trade agreement concerning lumber imports between the U.S. and Canada expired in March 2001. Soon thereafter, a U.S. industry coalition, of which Plum Creek is a member, submitted countervailing and anti-dumping duty petitions to the International Trade Commission and the U.S. Department of Commerce alleging that Canadian lumber exports to the U.S. were unfairly subsidized and that lumber from Canada was being dumped into the U.S. market. In response to these petitions, the U.S. Department of Commerce imposed both countervailing and anti-dumping duties. Canada appealed the imposition of these duties to both NAFTA and the WTO.

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

OUR CASH DIVIDENDS ARE NOT GUARANTEED AND MAY FLUCTUATE

We have elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code of 1986, as amended. Generally, REITs are required to distribute 90% of their taxable income. However, REITs are required to distribute only their ordinary taxable income and not their net capital gains income. Accordingly, we do not believe that we are required to distribute material amounts of cash given that substantially all of our taxable income is treated as capital gains income. To the extent capital gains income is not distributed to shareholders, a REIT would be subject to a 35% federal corporate income tax and applicable state income taxes on the undistributed capital gain income. In addition, the shareholders would be required to report their share of the retained capital gains income on their respective income tax returns, but would receive a refundable tax credit for their share of the tax paid at the corporate level.

Our Board of Directors, in its sole discretion, determines the amount of the quarterly dividends (including the determination of whether to retain net capital gains income) to be provided to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands, including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

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

18	PLUM CREEK 2007 10k

PART I / ITEM 1A

dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations, could adversely affect our results of operations.

WE DEPEND ON EXTERNAL SOURCES OF CAPITAL FOR FUTURE GROWTH

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

OUR ABILITY TO HARVEST TIMBER MAY BE SUBJECT TO LIMITATIONS WHICH COULD ADVERSELY AFFECT OUR OPERATIONS

Weather conditions, timber growth cycles, access limitations, availability of contract loggers, and regulatory requirements associated with the protection of wildlife and water resources may restrict harvesting of timberlands as may other factors, including damage by fire, insect infestation, disease, prolonged drought and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. As is common in the forest products industry, we do not maintain insurance coverage with respect to damage to our timberlands.

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

We engage in the following activities that are subject to regulation:

•	forestry activities, including harvesting, planting, and construction, use and maintenance of roads;

•	the generation of air emissions;

•	the discharge of industrial wastewater and storm water; and

•	the generation and disposal of both hazardous and non-hazardous wastes.

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

PLUM CREEK 2007 10k	19

PART I/ ITEM 1A

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

20	PLUM CREEK 2007 10k

PART I / ITEM 1A

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

If we fail to qualify as a REIT, we might need to borrow funds or liquidate some investments in order to pay the additional tax liability. Accordingly, funds available for investment or dividends to our stockholders would be reduced.

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

PLUM CREEK 2007 10k	21

PART I/ ITEM 1B

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations. The manufacturing facilities are owned and are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the manufacturing facilities are modern facilities. During 2007, our lumber, plywood and MDF manufacturing facilities produced at planned capacity levels and there were no significant idle times at the facilities at any time during the year. See Item 1. “Business” for discussion of the location and description of properties and encumbrances related to properties.

ITEM 3. LEGAL PROCEEDINGS

There is no individual pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity. However, see Note 13 of the Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	OfficeP	Officer Since

Rick R. HolleyA	56	President and Chief Executive Officer	1989

Thomas M. LindquistB	47	Executive Vice President and Chief Operating Officer	2001

James A. KilbergC	52	Senior Vice President, Real Estate & Land Management	2003

James A. KraftD	52	Senior Vice President, General Counsel and Secretary	1989

David W. LambertE	47	Senior Vice President and Chief Financial Officer	2002

Larry D. NeilsonF	48	Senior Vice President, Planning and Business Development	2002

David A. BrownG	53	Vice President, Chief Accounting Officer	2002

Elwood B. Coley, Jr.H	52	Vice President, Bioenergy	2007

Barbara L. CroweI	56	Vice President, Human Resources	1997

Joan K. FitzmauriceJ	50	Vice President, Audit and Financial Services	2002

Russell S. HagenK	42	Vice President, Real Estate	2006

Robert J. OlszewskiL	52	Vice President, Environmental Affairs	2001

Thomas M. ReedM	59	Vice President and General Manager, Southern Resources	2003

Henry K. RicklefsN	58	Vice President, Northern Resources and Manufacturing	2003

Laura B. SmithO	40	Vice President and Treasurer	2006

A	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

22	PLUM CREEK 2007 10k

PART I / ITEM 4

B	Served since April 2007 as Executive Vice President and Chief Operating Officer. From December 2001 to March 2007, Mr. Lindquist served as Executive Vice President.

C	Served since April 2006 as Senior Vice President, Real Estate & Land Management. Mr. Kilberg previously served as Vice President, Land Management from January 2003 to March 2006.

D	Served since January 2002 as Senior Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, General Counsel and Secretary from April 1996 to January 2002, Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993.

E	Served since August 2006 as Senior Vice President and Chief Financial Officer. From January 2006 to August 2006, Mr. Lambert served as Vice President, Business Development. Mr. Lambert was Vice President, Treasurer from January 2002 to January 2006, Director of Planning, Treasurer from June 1998 to January 2002 and Director of Finance and Treasurer from November 1994 to June 1998.

F	Served since October 2005 as Senior Vice President, Planning and Business Development. Mr. Neilson was Vice President, Real Estate from August 2002 to October 2005.

G	Served since February 2006 as Vice President, Chief Accounting Officer. Mr. Brown was Vice President, Controller (Chief Accounting Officer) from March 2004 to February 2006, Vice President, Controller from January 2002 to March 2004, Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

H	Served since April 2007 as Vice President, Bioenergy. Prior to joining Plum Creek, Mr. Coley served from 2001 to 2002 as Managing Director, Florida Business Leader at Trammell Crow Company and from 2003 to March 2007 as Senior Managing Director, Global Corporate Services at Trammell Crow Company.

I	Served since April 1997 as Vice President, Human Resources.

J	Served since June 2002 as Vice President, Audit and Financial Services.

K	Served since October 2006 as Vice President, Real Estate. From January 2002 to October 2006, Mr. Hagen served as General Manager, Energy and Natural Resources. Mr. Hagen was Director, Financial Operations and Technology from 1999 to January 2002 and Director, Financial Operations and Risk Management from 1995 to 1999.

L	Served since August 2005 as Vice President, Environmental Affairs. Previously, Mr. Olszewski served as Vice President, Corporate and Environmental Affairs from July 2001 to August 2005.

M	Served since August 2006 as Vice President and General Manager, Southern Resources. From September 2002 to August 2006, Mr. Reed served as Vice President, Southeast Region. Mr. Reed was Regional Manager, Coastal Operations from September 2001 to September 2002.

N	Served since April 2007 as Vice President, Northern Resources and Manufacturing. From July 2003 to March 2007, Mr. Ricklefs served as Vice President, Manufactured Products. From July 1999 to July 2003, Mr. Ricklefs served as General Manager, Lumber. From 1994 to July 1999, Mr. Ricklefs served as General Manager, Plywood and from 1987 to 1994 as Director, National Sales and Marketing for Manufactured Products.

O	Served since February 2007 as Vice President and Treasurer. From January 2006 to February 2007, Ms. Smith served as Treasurer and from October 2003 to January 2006 as Director of Planning. Previously, Ms. Smith was Vice President and Business Unit Manager for Goldman, Sachs & Co. from January 2001 to September 2003.

P	There are no family relationships among the executive officers of the company.

PLUM CREEK 2007 10k	23

PART II/ ITEM 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange. As of February 22, 2008, there were 18,229 stockholders of record and 171,147,955 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2007 and 2006, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2007
High	$41.98	$43.14	$46.16	$48.45
Low	37.13	38.82	37.52	39.83
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42

2006
High	$39.26	$37.57	$36.16	$40.00
Low	35.51	33.60	31.21	33.81
Cash Dividend per Share	$0.40	$0.40	$0.40	$0.40

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

Equity Compensation Plan Information

The following table summarizes options and other rights outstanding under Plum Creek’s equity based compensation plans as of December 31, 2007:

Plan category	Securities to be issued upon exerciseA	Weighted- average exercise priceB	Securities available for future issuanceC

Equity compensation plans approved by security holders	2,506,961	$33.03	8,597,304
Equity compensation plans not approved by security holdersD	–	–	–

A	Number of securities to be issued upon exercise of outstanding stock options and upon vesting of 172,031 outstanding restricted stock units at December 31, 2007.

B	Weighted-average exercise price of outstanding options does not include unvested restricted stock units at December 31, 2007, which have a weighted-average grant date fair value of $38.70.

24	PLUM CREEK 2007 10k

PART II / ITEM 5

C

Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (A). Represents shares available for future issuance under the Stock Incentive Plan. See Note 11 of the Notes to Financial Statements for a description of the various stock-based grants that may be issued under the Stock Incentive Plan. At December 31, 2007, 3.8 million shares of the 12.4 million shares available for issuance under Plum Creek’s Stock Incentive Plan have been used for the grant of non-qualified stock options, the grant of restricted stock and restricted stock units, the payment of earned value management awards and earned dividend equivalent rights. The number of shares to be issued in connection with value management awards and dividend equivalents is not determinable until the end of their respective performance periods.

D

As of December 31, 2007, there are 15,592 outstanding options to acquire Plum Creek common stock that were issued originally under the Georgia-Pacific long-term incentive plans as options to acquire Georgia-Pacific’s Timber Company stock. These stock options have a weighted-average exercise price of $16.42 per common share and were assumed by the company in connection with The Timber Company Merger. Although the company’s stockholders did not separately approve the assumption of these stock options, the stockholders did approve each of The Timber Company Merger and the related merger agreement (and all of the transactions contemplated by the merger agreement, including the company’s assumption of the stock options). No additional Plum Creek stock options may be granted under the Georgia-Pacific long-term incentive plans.

Company Stock Price Performance

The following graph shows a five-year comparison of cumulative total stockholder returns for the company, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index for the five years ending December 31, 2007. The total stockholder return assumes $100 invested at the beginning of the period in the company’s common stock, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index. It also assumes reinvestment of all dividends.

PLUM CREEK 2007 10k	25

PART II/ ITEM 5

The following table shows total stockholder return for the previous one year ended December 31:

	2003	2004	2005	2006	2007

Plum Creek	36.39%	31.76%	-2.31%	15.51%	20.19%
S&P Paper and Forest Product Stock Index	37.83%	9.93%	-2.01%	5.75%	3.88%
S&P 500 Index	28.67%	10.86%	4.92%	15.77%	5.49%

The following table shows total indexed return of stock price plus reinvestment of dividends, assuming an initial investment of $100.00 at December 31, 2002 for the years ended December 31:

	12/31/2002	2003	2004	2005	2006	2007

Plum Creek	$ 100.00	$ 136.39	$ 179.71	$ 175.56	$ 202.78	$ 243.72
S&P Paper and Forest Product Stock Index	$ 100.00	$ 137.83	$ 151.52	$ 148.47	$ 157.01	$ 163.10
S&P 500 Index	$ 100.00	$ 128.67	$ 142.64	$ 149.66	$ 173.26	$ 182.78

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

Purchase of Equity Securities

The following table contains information about the company’s purchases of equity securities during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or ProgramsB

October 1, 2007 through October 31, 2007A	1,323 shares of common stock	$ 43.38	–	$ 200 million

November 1, 2007 through November 30, 2007A	31 shares of common stock	$ 43.67	–	$ 200 million

December 1, 2007 through December 31, 2007	–	$ –	–	$ 200 million

Total	1,354 shares of common stock	$ 43.39	–

A

Represents shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock and restricted stock unit awards under the company’s stock incentive plan. The average price per share is based on the closing price of the company’s stock on the vesting dates of the awards.

B

The Board of Directors, from time to time, has authorized a share repurchase program. At December 31, 2007, the remaining share repurchase authorization was $200 million. During the period January 1, 2008 to February 27, 2008, the company repurchased $49 million of its common stock at an average price per share of $40.11, leaving approximately $151 million in remaining authorization to buy its common stock as of February 27, 2008.

26	PLUM CREEK 2007 10k

PART II / ITEM 6

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2007	2006	2005	2004	2003

Revenues	$1,675	$1,627	$1,576	$1,528	$1,196
Operating IncomeA	424	461	448	477	303
Interest Expense, net	147	133	109	111	117
Income before Income Taxes	277	328	339	366	186
Provision (Benefit) for Income Taxes	(3)	13	8	27	(6)
Income from Continuing Operations	280	315	331	339	192
Gain on Sale of Properties, net of tax	2	–	23	23	–
Cumulative Effect of Accounting Change, net of taxB	–	2	–	–	–
Net Income	282	317	354	362	192

Non-Cash Items
Depreciation, Depletion and AmortizationC	134	128	113	114	108
Basis of Real Estate SoldD	108	85	124	134	66

Balance Sheet Items
Total Assets	4,664	4,661	4,812	4,378	4,411
Total Debt, including Timber Obligations	2,532	2,333	2,241	1,897	2,076

Earnings per Share
Income from Continuing Operations
Basic	$1.60	$1.75	$1.80	$1.85	$1.05
Diluted	$1.60	$1.74	$1.79	$1.84	$1.04

Net Income
Basic	$1.61	$1.76	$1.92	$1.97	$1.05
Diluted	$1.61	$1.75	$1.92	$1.97	$1.04

Dividends Declared per Share	$1.68	$1.60	$1.52	$1.42	$1.40

Timberland Acquisitions
Purchase Price	$174	$111	$501	$66	$162
Acres	69,000	98,000	754,000	78,000	139,000

Timberland Dispositions (acres)	252,000	112,000	232,000	377,000	125,000

Harvest Volume (in million tons)	20.4	21.0	19.2	18.6	19.0

A	Includes $14 million gain in 2006 from the settlement of the Canadian Lumber dispute.

B	Includes impact of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

C

Includes a $4 million loss related to forest fires in 2007, a $2 million loss in 2005 from hurricane damage, a $9 million lumber mill impairment loss in 2004 and a $4 million loss related to forest fires in 2003.

D

Includes impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million in 2007, $2 million in 2006, $1 million during 2005, $21 million during 2004 and $14 million in 2003.

PLUM CREEK 2007 10k	27

PART II/ ITEM 7

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

Overview

2007 OPERATING PERFORMANCE COMPARED TO 2006

Operating income decreased by $37 million to $424 million in 2007. Our results reflect the weakness in U.S. residential construction markets, which had the fewest new housing starts since 1991. Operating income from our Manufactured Products Segment decreased by $20 million to $2 million. This decrease was due primarily to lower lumber and plywood prices. We were also negatively impacted by higher MDF raw material costs, which further reduced operating margins.

Weak demand from lumber and plywood mills caused operating income for both of our Timber Segments to decline. Operating income in our Northern Resources Segment decreased by $47 million to $58 million in 2007. This decrease was due primarily to lower sawlog prices and a planned reduction in harvest levels. Operating income in our Southern Resources Segment decreased by $17 million to $161 million due primarily to a combination of weaker sawlog prices and a decline in the diameter of sawlogs we sold.

Operating income from our Real Estate Segment increased by $72 million to $250 million. Excluding operating income from a large, non-strategic timberland sale in Wisconsin, operating income increased by $29 million. This increase was due primarily to selling more acres (higher and better use/recreational and small non-strategic properties) in 2007.

28	PLUM CREEK 2007 10k

PART II / ITEM 7

During 2006, we received settlement payments of $14 million ($13 million net of tax) from the Canadian Softwood Lumber dispute. This one-time gain was included in 2006 operating income.

Our 2007 earnings were also negatively impacted by higher interest expense. Interest expense increased by $14 million, or 11%, to $147 million. This increase was due primarily to increased borrowings to fund the repurchase of common stock and timberland acquisitions.

KEY ECONOMIC FACTORS IMPACTING OUR TIMBER AND MANUFACTURED PRODUCTS BUSINESS

Our operating performance for the Timber and Manufactured Products Segments is impacted primarily by the supply and demand for logs and wood products in the United States. The short-term supply of logs is impacted primarily by weather and the level of harvesting activities. The demand for logs in the United States is impacted by housing starts, repair and remodeling activities and the amount of imported lumber, primarily from Canada.

Selected U.S. housing economic data was as follows at December 31:

	2007	2006	2005

U.S. Housing Starts (in millions)	1.35	1.80	2.07
Supply of Existing Homes for Sale (in months)	10	6	4.5
30-year Fixed Interest Mortgage Rates (average)	6.3%	6.4%	5.9%

Housing starts of 1.96 million in 2004 and 2.07 million in 2005 were above demographic demand levels. The home construction boom was caused by low interest rates, easy credit terms and rising home prices. The home construction business has slowed significantly. Housing starts for 2007 were only 1.35 million and are expected to decline further in 2008 to lows not seen since the 1991 recession. The decline is being further driven by falling home prices in most areas, increased number of homes in foreclosure, higher standards to qualify for home loans, increased supply of homes for sale and the slowing U.S. economy. It is expected that it will take a year or two before there is a rebound in home construction.

The significant decline in home construction has resulted in an excess supply of lumber and other building products. This excess supply has resulted in weak lumber and plywood prices. Furthermore, the decline in home construction has caused mills to curtail production which has caused downward pressure on sawlog prices. In addition, our joint venture partners have slowed the development of our projects due to current adverse market conditions.

Our timber and manufacturing operations are also negatively impacted by rising fuel prices. Operating margins in our timber business were negatively affected by $2 million, $19 million and $19 million in 2007, 2006 and 2005, respectively, when compared to the prior year due to rising fuel costs and longer hauling distances. As a result of the recent rise in the price of oil, timber operating margins could be reduced further in 2008.

REAL ESTATE SALES AND DEVELOPMENT PROPERTIES

We estimate that included in the company’s approximately 8 million acres of timberlands are about 1.7 million acres of higher value timberlands which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.7 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 500,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. Additionally, during 2007 we sold 100,000 acres of timberlands in Wisconsin, and we may sell other large blocks of timberlands in the future to maximize value.

PLUM CREEK 2007 10k	29

PART II/ ITEM 7

During 2007, we sold approximately 78,000 acres of non-strategic timberlands, approximately 32,000 acres for conservation purposes and approximately 37,000 acres of higher and better use / recreational properties. We expect to sell up to 70,000 acres of higher and better use / recreational acres in 2008, whereas we estimate the number of small non-strategic acres sold will decline modestly. Sales are expected to remain at these levels in future years. During 2008 our average price per acre for higher and better use / recreational properties and non-strategic timberlands is likely to be lower than the price per acre we realized during 2007 primarily due to a change in the quality of the sales mix. Also, despite the significant decline in housing starts, prices for most of our higher and better use / recreational properties, which are comprised primarily of rural timberlands, have generally remained strong. However, due to the slowing U.S. economy and reduced availability of loans to finance purchases, demand for our rural timberlands could weaken.

Our land development business continued to evolve during 2007. We have identified 70,000 acres (an estimated 100 properties) that we expect to develop internally over the next 15 years. At December 31, 2007, we had 21 internal development properties entitled and an additional 18 in the planning process. Revenue from sales of development properties was $50 million during 2007, which included revenue of $27 million from the sale of several parcels that were in the planning process. We are continuing to build a portfolio of internal development projects we can bring to the market. We expect to generate revenues of between $25 million and $35 million during 2008 and estimate the revenue from the development business to grow modestly in future years. Our development business is conducted through our wholly-owned taxable REIT subsidiaries.

Additionally, we have identified 130,000 acres that we expect to develop through joint ventures. We have entered into six joint venture arrangements covering approximately 26,000 acres. We do not expect significant revenues from these joint venture arrangements for several years. We are the minority partner in each of these joint ventures, and our involvement is limited to selling and/or contributing land and exercising certain protective rights. We expect to enter into additional joint venture arrangements during 2008.

HARVEST LEVELS

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood (product mix) included in our annual harvest also impact our operating performance. During 2007, we harvested a total of 20.4 million tons compared to a total of 21.0 million tons during 2006. We expect harvest levels during 2008 to range between 18.5 and 19.5 million tons. The expected decline in harvest levels in 2008 is due primarily to the temporary increase in harvest levels during 2006 and 2007 to take advantage of favorable pulpwood demand. Future harvest levels may vary from historic levels due to weak markets, to take advantage of favorable prices or due to factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by our sale of timberlands and the extent to which proceeds are reinvested in core timberlands.

30	PLUM CREEK 2007 10k

PART II / ITEM 7

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

We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements:

REVENUE RECOGNITION FOR TIMBER SALES

Timber sales revenues are recognized when legal ownership and the risk of loss transfer to the purchaser and the quantity sold is determinable. We sell timber under delivered log agreements and through sales of standing timber (or “stumpage”) using pay-as-cut sales contracts, timber deed sales and lump-sum sale agreements.

(1) Delivered Log Sales. Under a delivered log sale agreement, we harvest the timber and deliver it to the buyer. Revenue is recognized when the log is delivered as risk of loss and title transfer to the buyer. With delivered log sales, we incur the cost of logging and hauling.

(2) Pay-as-Cut Sales Contracts. Pay-as-cut sales contracts are agreements in which the buyer agrees to purchase and harvest specified timber on a tract of land for an agreed upon price for each type of tree over the term of the contract (usually 12 to 18 months). In some cases, an advance is received in connection with pay-as-cut sales contracts. In other cases, the buyer agrees to harvest only certain trees on a tract of land. Under pay-as-cut sales contracts, the buyer is responsible for all logging and hauling costs. Revenue is recognized when the timber is harvested, as title and risk of loss has transferred to the buyer. Total revenue recognized under a pay-as-cut sales contract is the total volume of wood removed multiplied by the unit price for each type of tree.

(3) Timber Deeds. Timber deed sales are agreements in which the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract (usually 12 to 18 months). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Under a timber deed, the buyer is responsible for all logging and hauling costs. Revenue from a timber deed sale is recognized when the contract is signed. Timber deeds are generally marketed and sold to the highest bidder. Bids are typically based on a timber cruise which is an estimate of the total volume of timber on a tract of land broken down by the various types of trees (such as softwood sawlogs, hardwood pulpwood, etc.). Total revenue recognized under a timber deed is the amount of the highest bid and is not dependent upon the volume or types of trees actually harvested.

(4) Lump-sum Sale Agreements. Under a lump-sum sale agreement, the buyer and seller agree to a total (“lump-sum”) price for all the timber available for harvest on a tract of land. Generally, the lump-sum price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is harvested. Lump-sum sales are generally marketed and sold to the highest bidder. Bids are typically based on a timber cruise. Under a lump-sum sale, the buyer is responsible for all logging and hauling costs. Total revenue recognized under a lump-sum sale contract (usually 12 to 18 months) is the amount of the highest bid, and is not dependent upon the volume or type of trees actually harvested.

Unlike timber deed sales, revenue is recognized under a lump-sum sale agreement as the timber is cut. We estimate the amount of revenue to recognize each month based on actual harvested volume compared to the total volume available for harvest according to the timber cruise. We generally receive weekly information from the buyer reporting how much volume has been harvested. Additionally, we gather information by observing the tract to estimate the timber volume harvested. In most cases, the total volume harvested from a tract of land is different than

PLUM CREEK 2007 10k	31

PART II/ ITEM 7

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

The following table summarizes amounts recognized under each method from sales to external customers in the company’s consolidated financial statements for the years ended December 31 (in millions):

	2007	2006
Revenues from:
Delivered log sales	$682	$666
Pay-as-cut sales	$42	$57
Timber deed sales	$17	$15
Lump-sum sales	$6	$40

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, approximately 12% of our timber sales in 2007 and 22% of our timber sales in 2006 consisted of pay-as-cut sales contracts, timber deed sales or lump-sum sales. Since under pay-as-cut sales contracts, timber deed sales and lump-sum sales the buyer is responsible for the logging and hauling costs, the operating profit as a percentage of revenue is typically higher in our Southern Resources Segment.

REAL ESTATE SALES

We estimate that included in the company’s approximately 8 million acres of timberlands are about 1.7 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation, or residential purposes. Included within the 1.7 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 500,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. As a result, the timing of our real estate sales may materially impact our reported operating income and net income.

During 2007, the Real Estate Segment reported an operating profit percentage of approximately 62%. We estimate our Real Estate Segment’s annual operating profit percentage could range from 35% to 70% of revenues. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, the sale of conservation easements will have an operating profit percentage of close to 100% because no book basis is allocated to this type of revenue. Sales of recently acquired properties will generally have relatively lower operating profit percentages while sales of properties held for a long time will tend to have relatively higher operating profit percentages. Sales of timberlands owned by Plum Creek prior to The Timber Company merger, which, for accounting purposes, were deemed acquired as of the merger date, will thus have lower operating profit percentages since these properties were recorded at appraised value as of October 2001.

32	PLUM CREEK 2007 10k

PART II / ITEM 7

In connection with major timberland acquisitions, we are generally not able to identify our future real estate sales. However, while our purchase price allocation and related appraisals reflected greater values for real estate which may be sold in the future for uses which have a higher value than timber production, we are generally not able to identify specific properties. Therefore, in connection with our purchase price allocation for timberland acquisitions, the greater values for real estate are allocated proportionately among all the acres acquired, except when we can specifically identify properties. In general, however, timberlands are acquired primarily for long-term use in our timber operations and specific properties cannot be identified in advance because their value is dependent upon numerous factors, most of which are not known at the acquisition date, including current and future zoning restrictions, current and future environmental restrictions, future changes in demographics, future changes in the economy, current and future plans of adjacent landowners, and current and future funding of government and not-for-profit conservation and recreation programs. We believe that current and future results of operations could be materially different under different purchase price allocation assumptions, and generally, when we acquire properties, we do not have the ability, with any level of precision, to estimate which of the acquired properties will someday sell for more than their underlying timber production value.

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

We have grown substantially through acquisitions in recent years. The purchase price of these acquisitions has been allocated to our Timber and Timberlands (including Assets Held for Sale and Real Estate Development Properties) and Property, Plant and Equipment. The allocation of the purchase price in a business combination is highly subjective. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. SFAS No. 144 requires that long-lived assets be grouped and evaluated for impairment at the lowest level for which there are independent cash flows. We track cash flows for our 8 million acres of timberlands by grouping them into eight geographic areas in the Northern Resources Segment and eight geographic areas in the Southern Resources Segment. Additionally, we track cash flows for each of our ten manufacturing facilities.

(1) Timber and Timberlands Used in Our Business. SFAS No. 144 provides that for assets used in a business, an impairment loss is recorded only when the carrying value of those assets is not recoverable through future operations. The recoverability test is based on undiscounted future cash flows over the expected life of the assets. We use one harvest cycle (which ranges between 20 and 90 years) for evaluating the recoverability of our timber and timberlands. Because of the inherently long life of timber and timberlands, we do not expect to incur an impairment loss in the future for the timber and timberlands used in our timber business.

(2) Timber and Timberlands Held for Sale. SFAS No. 144 provides that an impairment loss is recognized for long-lived assets held for sale when the carrying value of those assets exceeds an amount equal to its fair value less selling

PLUM CREEK 2007 10k	33

PART II/ ITEM 7

costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer, and the sale is expected to close within one year. During 2007, the above criteria were met by a number of our timberland properties, and we recognized impairment losses of $1 million. Similarly, we recognized impairment losses of $2 million in 2006 and $1 million in 2005 in connection with timberlands held for sale (see Note 3 of the Notes to Financial Statements.) We expect to continue to sell or exchange non-strategic timberlands to other forest products companies or non-industrial investors, and it is probable that we will recognize, in accordance with SFAS No. 144, additional impairment losses in the future in connection with sales of non-strategic timberlands.

In accordance with SFAS No. 144, an impairment loss is generally not recorded until management has concluded that it is probable (i.e., likely) that timberlands will be sold within the next 12 months. For many properties that are currently being actively marketed, it is difficult to conclude whether they will be sold within one year and estimate the price. Nevertheless, management performs a probability assessment for all properties that are being actively marketed and records an impairment loss (to the extent the property’s book basis exceeds its estimated fair value net of selling cost) in the quarter in which management has concluded it is likely the property will be sold within twelve months based on its best estimate of fair value.

(3) Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our ten manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful life of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs and availability, volumes of product sold, and residual value of the facility. The availability of logs in close proximity to our mills has been declining and is expected to decline further in the future. We currently estimate that the carrying value for our ten manufacturing facilities is recoverable through future operations and that our estimate of future cash flows is reasonable. However, if wood product prices were to remain weak at current levels for an extended period of time, or if log or raw material availability declines more than expected, the company may be required to record an impairment loss for one or more of its manufacturing facilities in a future period.

(4) Capitalized Real Estate Development Costs. Current and future costs associated with specific real estate development projects are capitalized once management has concluded it is probable that a project will be successful. Real estate development costs are expensed as incurred when management is not able to conclude that it is probable a project will be successful. Furthermore, previously capitalized costs for specific projects are written-off when management revises its prior assessment and concludes that it is probable a project will not be successful. For many of our projects, there is less judgment in making this determination due to prior experience in the local market or advice from consultants. However, for some of our larger projects where we have limited experience in the local market or for projects in environmentally sensitive areas, there is significant judgment in assessing the expected outcome for the projects. At December 31, 2007, we have $11 million of capitalized costs associated with projects that management expects will be successful.

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

34	PLUM CREEK 2007 10k

PART II / ITEM 7

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

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2007	2006

Depletion Expense
Northern Resources SegmentA	$30	$26
Southern Resources Segment	57	56

Total depletion expense	$87	$82

Average Depletion Rates (per ton)
Northern Resources SegmentB	$4.81	$3.82
Southern Resources Segment	$4.06	$3.95

Assumptions Used to Determine the Average Depletion Rates
Estimated future silviculture costs, including the impact of inflation
Northern Resources Segment	$57	$55
Southern Resources SegmentC	$490	$434

Estimated future volume (in million tons)
Northern Resources Segment	323	329
Southern Resources Segment	439	435

Sensitivity of Results to Changes in Key Assumptions
Increase in depletion expense for a 10%:
Increase in estimated future silviculture costsD
Northern Resources Segment	$0.1	$0.1
Southern Resources Segment	$1.5	$1.3

Decrease in estimated future volumeE
Northern Resources Segment	$3.3	$2.9
Southern Resources Segment	$6.4	$6.2

A	Depletion expense for 2007 includes a $4 million loss, representing the book basis of timber volume destroyed as a result of fires on 41,000 acres in Montana.

B	Depletion rate increased due primarily to our 2006 and 2007 Oregon acquisitions and annual evaluation of our standing timber inventory.

C	Reflects an increase in our estimates of future costs associated with fertilization treatments due to higher chemical and application costs.

D	Assumes future timber volumes do not change.

E	Assumes future silviculture costs do not change.

Significant estimates and judgments are required to determine both future silviculture costs and the volume of timber available for harvest over the harvest cycle. Some of the factors impacting the estimates are changes in

PLUM CREEK 2007 10k	35

PART II/ ITEM 7

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

In connection with our merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2007, the $11 million deferred income tax liability was reduced by $1 million due to the payment of tax in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Plum Creek remeasures the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax each quarterly reporting period. In 2005, Plum Creek reduced our deferred tax liability associated with timber and timberlands by $5 million and correspondingly recorded a deferred tax benefit of $5 million. Based on projected timberland sales subject to the built-in gains tax for the period January 1, 2008 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties, it is estimated Plum Creek needs a deferred tax liability of approximately $5 million. As a result, no adjustment to the deferred tax liability associated with the built-in gains tax was made in 2007 or 2006.

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

36	PLUM CREEK 2007 10k

PART II / ITEM 7

The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). See Note 1 of the Notes to Financial Statements. Grants of both value management awards and dividend equivalents represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both value management awards and dividend equivalents will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of value management awards and dividend equivalents as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for value management awards and dividend equivalents are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

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

The fair value of the liability for outstanding value management awards and dividend equivalents at December 31, 2007 was $20 million, which is based on the current fair value of outstanding awards multiplied by the percentage of months services that were provided during the performance period. The liability at December 31, 2007 could range between $11 million and $23 million based on the possible fair value of all outstanding liability based awards. In accordance with SFAS No. 123(R), we could have a material adjustment to our share-based compensation liability to the extent there is a material change in the fair value of our value management awards and dividend equivalents during the quarter.

PENSIONS

Plum Creek provides pension benefits under defined benefit pension plans that cover substantially all of our employees. See Note 10 of the Notes to Financial Statements. We maintain a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. Participants’ benefits vest after three years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of the last 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

Plum Creek’s contributions to its qualified pension plan vary from year to year, but the company has made at least the minimum contributions required by law in each year. It is the company’s policy to fund the qualified pension plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued). There was no funding of the qualified plan during 2007 because as of December 31, 2007, the fair value of plan assets of $85 million exceeded the accumulated benefit obligation of $77 million by $8 million. Assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors and, therefore, are not considered plan

PLUM CREEK 2007 10k	37

PART II/ ITEM 7

assets. It is the company’s policy to fund the non-qualified pension plans annually such that the fair value of the assets held in the grantor trust equals or exceeds the actuarially computed accumulated benefit obligation. There was no funding to the non-qualified plans grantor trust during 2007 because as of December 31, 2007, the fair value of the assets held by the grantor trust of $19 million exceeded the accumulated benefit obligation of $18 million by $1 million.

The computation of the company’s benefit obligation, pension cost and accrued pension liability under accounting principles generally accepted in the United States requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2007	2006

Assumptions Used to Determine the Benefit Obligation at December 31
Discount rateA	6.75%	5.90%
Rate of compensation increaseC	3.70%	3.70%

Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.90%	5.75%
Expected long-term return on plan assetsB	7.75%	7.75%
Rate of compensation increaseC	3.70%	3.70%

A	The December 31, 2007, discount rate was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2007, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2007.

B	The expected long-term rate of return on plan assets assumption is based on the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio.

C	The assumed rate of increase of future compensation levels represents our long-term estimate of such increases on the basis of the composition of plan participants, past results and market expectations.

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

38	PLUM CREEK 2007 10k

PART II / ITEM 7

The following table summarizes key financial measures and sensitivities to changes in assumptions for the years ended December 31 (in millions):

	2007	2006

Key Financial Measures
Pension expense	$8	$8
Cash pension plan contributions—qualified plan	–	5
Cash grantor trust funding—supplemental plans	–	1
Current accrued pension liability	2	3
Non-current accrued pension liability	23	31

Sensitivity to Changes in Key Assumptions
Increase in pension expense for every 0.25 percentage point:
decrease in long-term rate of return on plan assets	$0.2	$0.2
decrease in weighted-average discount rate	0.7	0.7
increase in rate of increase in compensation levels	0.2	0.2

Increase in qualified pension funding for every 0.25 percentage point decrease in weighted-average discount rate	$3.7	$3.7

Assuming an average long-term rate of return on plan assets of 7.75%, a weighted-average discount rate of 6.75% for 2008 and 6.20% for 2009 and beyond, and a 3.70% rate of increase in compensation levels, we project our annual pension expense for 2008 will be $7 million, $8 million for 2009 and $9 million each for 2010 and 2011. Over the same time period, the annual cash funding required under our present funding policy and current funding rules for the qualified pension plan is expected to be approximately $5 million annually through 2010 and $6 million in 2011.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. Our consolidated financial statements reflect all of the operations and assets and liabilities of the company. As of December 31, 2007, the company has entered into six joint venture agreements with land developers covering approximately 26,000 acres. We are the minority partner in each of these joint ventures, and our involvement is limited to selling and/or contributing land and exercising certain protective rights. The company also has an insignificant equity investment in an unconsolidated entity. Otherwise, the company has no other relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities.

In August 2007, the company entered into a purchase commitment to supply natural gas to our manufacturing facilities for the period November 2007 through March 2008. The contract, which is a derivative, was designated as a normal purchase under the terms of SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. As of December 31, 2007, the company’s remaining purchase obligation under this contract was $0.5 million. The company is not a party to any other derivative transactions.

PLUM CREEK 2007 10k	39

PART II/ ITEM 7

The following table summarizes our contractual obligations at December 31, 2007 (in millions):

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debtA	$3,053	$260	$448	$1,461	$884
Operating lease obligations	26	5	9	5	7
Timber obligations	9	1	2	2	4
Long-term incentive plans	20	9	11	–	–
Purchase obligationsB	28	17	11	–	–
Other long-term liabilitiesC	–	–	–	–	–

Total Contractual Obligations	$3,136	$292	$481	$1,468	$895

A	In addition to principal, long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt and the variable interest rate as of December 31, 2007 of 5.42% for our term credit agreement. Interest obligations are $113 million (Less than one year), $189 million (1-3 years), $127 million (3-5 years), and $93 million (More than 5 years). As we expect borrowings outstanding under our line of credit to vary, only repayment of the principal is included. Interest expense related to our line of credit was $23 million in 2007. Interest expense for the term credit agreement, which began on our borrowing date of June 15, 2007, was $11 million for 2007.

B	Purchase obligations are comprised primarily of $16 million for third-party logs for our plywood and sawmill facilities, $2 million for contract services for freight and logging, and $3 million for raw materials for our MDF facilities.

C	We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2007, other long-term liabilities include workers’ compensation of $10 million, deferred compensation obligations of $8 million, non-qualified pension obligations of $21 million (including $2 million classified as a current liability), and qualified pension obligations of $4 million. We expect to fund approximately $3 million for workers’ compensation payments in 2008. At December 31, 2007, the fair value of the qualified pension plan assets exceeds the actuarially computed accumulated benefit obligation. Furthermore, there are no qualified pension funding obligations at December 31, 2007. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2007, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $8 million. Additionally, at December 31, 2007, the fair value of assets in the other grantor trust was approximately $19 million and the actuarially computed accumulated benefit obligation for our non-qualified pension plans was $18 million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. See Notes 8 and 10 of the Notes to Financial Statements.

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

40	PLUM CREEK 2007 10k

PART II / ITEM 7

silvicultural regime. At the forest level, ranging in size from 100,000 to almost 1 million acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, certain external conditions such as supply agreements, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands. Harvest scheduling is the technical approach using computer modeling that considers all of the above factors along with forest growth rates and financial assumptions to project future harvest plans for a number of years forward.

Our actual harvest levels may vary from planned levels due to log demand, sales prices, the availability of timber from other sources, the level of timberland sales and acquisitions, the availability of legal access, abnormal weather conditions, fires and other factors outside of our control. We believe that our harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs. Furthermore, future harvest levels will be impacted by sales of timberlands. The impact will depend on the level and extent we are able to reinvest proceeds in productive timberlands and the stocking levels and age class distribution of any newly acquired timberlands.

Harvest levels in the Northern Resources Segment were approximately 6.2 million tons (58% sawlogs and 42% pulpwood) during 2007 and 6.8 million tons (60% sawlogs and 40% pulpwood) during 2006. We expect harvest levels in the Northern Resources Segment in 2008 to decrease between 6% and 7% from 2007 with an estimated mix of 62% sawlogs and 38% pulpwood. This decrease in harvest levels is due primarily to the temporary increase in harvest levels during 2006 and 2007 to take advantage of favorable log prices.

Harvest levels in the Southern Resources Segment were 14.1 million tons (45% sawlogs and 55% pulpwood) during 2007 and 14.1 million tons (47% sawlogs and 53% pulpwood) during 2006. In 2008, we expect harvest levels in the Southern Resources Segment to decrease between 6% and 7% from 2007 with an estimated mix of 50% sawlogs and 50% pulpwood. This decrease in harvest levels is due primarily to the temporary increase in pulpwood harvests during 2006 and 2007 to take advantage of favorable pulpwood prices and increased thinnings of our timberlands to improve growth rates.

U.S.—CANADA SOFTWOOD LUMBER AGREEMENT

Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. In 2006, the Softwood Lumber Agreement (“SLA”) was signed by the U.S. and Canada establishing a system of tiered taxes and/or volume restrictions that will be in effect for a period of seven years. Generally, the SLA provides that no import restrictions would be imposed on Canadian lumber shipments to the U.S. when the published composite price for lumber is higher than $355 (per thousand board feet). Below that level, a system of tiered export tax and/or volume restrictions would be triggered. The impact of the taxes could be mitigated by fluctuations in the rate of exchange between U.S. and Canadian dollars.

During 2007, U.S. officials alleged Canada has not collected all taxes due and has allowed more lumber exports to the U.S. than provided for under the SLA. Under the terms of the SLA, disputes that cannot be settled are resolved by binding arbitration. A final ruling has not been issued by the arbitrator in this dispute. In 2008, the U.S. filed a second arbitration case alleging that certain Canadian provinces have provided subsidies to their lumber industries, in violation of the SLA. A request by the U.S. for arbitration is currently pending.

Notwithstanding the signing of the SLA between the U.S. and Canadian governments and the results of matters being (or expected to be) arbitrated, there can be no assurance it will effectively create a fair trade environment. Therefore, downward pressure on domestic timber and lumber prices caused by Canadian imports could continue or increase.

PLUM CREEK 2007 10k	41

PART II/ ITEM 7

COMPARABILITY OF FINANCIAL STATEMENT PERIODS

Acquisitions and Divestitures. We have pursued and expect to continue to pursue both the acquisition and divestiture of timberlands to increase the value of our assets. During 2007, we acquired 69,000 acres of timberlands, located primarily in Oregon and Georgia. During 2006, we acquired 98,000 acres of timberlands, located primarily in Oregon. During 2005, we acquired 754,000 acres of timberlands, located in Northern Michigan, Arkansas and Florida. We sold approximately 252,000 acres of timberlands in 2007, 112,000 in 2006 and 232,000 acres in 2005. As a result of these timberland acquisitions and dispositions, our ownership was approximately 8 million acres at December 31, 2007 and approximately 8.2 million acres at both December 31, 2006 and 2005. Accordingly, the comparability of periods covered by the company’s financial statements is, and in the future may be, affected by the impact of timberland acquisitions and divestitures.

Results of Operations

The following table compares Operating Income (Loss) by Segment for the years ended December 31 (in millions):

	2007	2006	2005

Operating Income by Segment
Northern Resources	$58	$105	$99
Southern Resources	161	178	217
Real Estate	250	178	136
Manufactured Products	2	22	29
Other	17	16	13

Total Segment Operating Income	488	499	494
Other Costs and Eliminations	(64)	(53)	(48)
Gain from Canadian Lumber Settlement	–	14	–
Other Operating Income (Expense), net	–	1	2

Operating Income	$424	$461	$448

2007 COMPARED TO 2006

Northern Resources Segment. Revenues decreased by $52 million, or 13%, to $361 million in 2007. This decrease was due primarily to lower harvest volumes ($36 million) and lower sawlog prices ($13 million). Harvest volume was 6.2 million tons during 2007 compared to 6.8 million tons in 2006. This decrease of 9% (primarily sawlogs) was due primarily to a temporary increase in harvest levels during 2006 to take advantage of favorable log prices. Sawlog prices were 5% lower compared to the prior year due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts.

Northern Resources Segment operating income was 16% of its revenues for 2007, and 25% for 2006. This decrease was due primarily to lower sawlog prices and lower harvest levels. Segment costs and expenses decreased by $5 million, or 2%, to $303 million in 2007. The decrease was due primarily to lower log and haul costs as a result of a decline in harvest levels, offset in part by a fire loss ($4 million) and an increase in log and haul rates per ton ($4 million). The fire loss represents the book basis of the timber volume destroyed by 2007 fires on approximately 41,000 acres in Montana. The increase in log and haul rates per ton was due primarily to longer hauling distances.

Southern Resources Segment. Revenues increased by $13 million, or 3%, to $492 million in 2007. This increase was due primarily to a higher percentage of delivered log sales compared to sales of standing timber ($27 million) and higher pulpwood prices ($9 million), offset in part by lower sawlog prices ($24 million) and a lower margin mix from log sales ($5 million). Harvest volumes were approximately 14.1 million tons for both 2007 and 2006.

42	PLUM CREEK 2007 10k

PART II / ITEM 7

Revenues increased $27 million due to the company’s increased percentage of delivered log sales. A portion of the increase in delivered log sales results from decreasing the percentage of standing timber sales. Under delivered log sale agreements, we are responsible for log and haul costs. Conversely, the buyer incurs the log and haul costs when standing timber is sold. We sell logs on a delivered basis when, in our judgment, log merchandising efforts will yield a net premium over selling standing timber. While revenues are higher under a delivered log sale, a large portion of that increase is to cover the related increase in cost of sales. As a result, for delivered log sales we realize lower operating income as a percentage of revenue, even though operating income is generally improved.

Sawlog prices during 2007 were 9% lower than during 2006. The lower prices are due primarily to mill curtailments as a result of weak lumber and plywood prices caused by the significant decline in housing starts and a greater proportion of smaller-diameter logs. Approximately one-half of the sawlog price variance, or $13 million, is due to smaller-diameter logs. The increase in smaller logs is due primarily to the increase in thinning of pine plantations as a proportion of our total pine harvests, and this trend is expected to continue. Pulpwood prices increased by 4% due primarily to lower sawmill residual woodchips as a result of mill curtailments and weather-related harvesting restrictions. As a result of improving pulpwood prices and weak sawlog prices, we increased the percentage of pulpwood harvested and decreased the percentage of sawlogs harvested, which resulted in an overall lower margin mix from log sales.

Southern Resources Segment operating income was 33% of its revenues for 2007, and 37% for 2006. This decrease was due primarily to lower sawlog prices, a lower margin mix from log sales and a higher proportion of delivered log sales. Segment costs and expenses increased by $30 million, or 10%, to $331 million in 2007. The increase was due primarily to a higher percentage of delivered log sales.

Real Estate Segment.

	Year Ended December 31, 2007			Year Ended December 31, 2006
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	77,530	$110	$1,400	60,095	$96	$1,585
Large Non-Strategic	99,325	70	705	–	–	–
Conservation	31,845	42	1,340	24,385	41	1,695
Higher and Better Use / Recreational	37,065	128	3,475	22,770	93	4,070
Development Properties	5,290	50	9,440	4,325	65	15,125
Conservation Easements	n/a	–	–	n/a	13	885

Total	251,055	$400		111,575	$308

Proceeds from Joint Ventures		$2			$–

Revenues increased by $94 million to $402 million in 2007. Excluding revenue from a large, non-strategic timberland sale, revenues increased $24 million in 2007 to $332 million. This increase is due primarily to an increase in the number of acres of higher and better use / recreational and small non-strategic land sales ($86 million), offset in part by lower average prices from higher and better use / recreational and small non-strategic land sales ($36 million), no conservation easement sales ($13 million) and lower revenues from sales of development properties ($15 million). In December 2007, we sold 99,325 large non-strategic acres in Wisconsin for $70 million.

The number of acres of higher and better use / recreational properties sold during 2007 increased by 63% and the number of acres of small non-strategic properties sold during 2007 increased by 29% compared to 2006. These increases were due primarily to a plan to expand the number of acres we sold in both of these categories during

PLUM CREEK 2007 10k	43

PART II/ ITEM 7

2007. Our average sales price per acre for higher and better use / recreational lands decreased approximately 15% during 2007 due primarily to sales mix. During 2007, we increased our sales in states with lower per acre prices while sales remained stable in states with higher per acre prices. During 2007, competition increased in the states with the highest per acre prices and demand softened. Our average sales price per acre for small non-strategic properties declined approximately 12% during 2007 due primarily to selling a mix of less valuable timberlands during 2007. During 2006, we sold a greater percentage of properties from higher value regions. Our remaining inventory of small non-strategic acres do not have as great of a percentage of high value properties as our sales mix during 2006. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. Also, in any period the sales average will vary based on the location and physical characteristics of the parcels sold.

Development properties revenue in 2007 includes $27 million from the sale of several parcels that were in the planning process to two developers in Georgia. Development properties revenue during 2006 includes the sale of a large development project for proceeds of $43 million. This large development project, which the company had been working on for several years, consisted of approximately 1,900 acres of land in King County, Washington. (See Part I, Item 1. Business, “Real Estate Segment” for a summary of internal development properties and joint venture arrangements.)

We expect revenues from real estate sales during 2008 to range between $320 million and $340 million of which $25 million to $35 million is from development properties. We estimate we will sell up to 150,000 acres. These sales will consist of up to 70,000 acres of higher and better use / recreational properties, up to 4,000 acres of development properties and the remainder from small non-strategic and conservation sales. In addition to the above acres, from time to time, we may sell large blocks of other timberlands to maximize value.

The Real Estate Segment operating income as a percent of revenue was 62% for the period ended December 31, 2007, compared to 58% for the same period in 2006. Real Estate Segment costs and expenses increased by $22 million to $152 million in 2007. This increase was due primarily to costs associated with our large, non-strategic land sale in Wisconsin during 2007 ($27 million) and selling more acres during 2007, offset in part by lower costs associated with our development business. Costs associated with our development business were $18 million for 2007 compared to $44 million in 2006, with approximately half of the development business costs in 2006 associated with the large project sold in King County, Washington.

Manufactured Products Segment. Revenues decreased by $22 million, or 5%, to $471 million in 2007. This decrease was due primarily to lower lumber prices ($13 million), lower lumber sales volume ($9 million) and lower plywood prices ($9 million), offset in part by higher MDF prices ($10 million).

Lumber prices during 2007 were 7% lower than during 2006 due primarily to weak demand and excess supply. The demand for lumber has declined due primarily to significantly lower housing starts. U.S. housing starts peaked in 2005 at 2.07 million units and since then have been on a steady decline. Housing starts for 2007 were 1.35 million compared to 1.80 million units in 2006, a decrease of 25%. The lower housing starts are due in part to an excess supply of unsold homes on the market, with a current ten-month supply compared to an historical average supply of six months. The excess supply is expected to continue for at least the next twelve months due to falling home prices, record high foreclosure rates, stricter borrowing terms from lenders and a slowing U.S. economy. In response to the decline in housing starts, North American lumber production has also been declining. The supply of lumber in the United States decreased by 16% during the first nine months of 2007 compared to the same period in the prior year. Despite the decline in North American lumber production, there still remains an excess supply of lumber at current demand levels. Lumber sales volume decreased by 7% due primarily to production curtailments as a result of a fire-related log shortage in Montana and weak lumber markets.

44	PLUM CREEK 2007 10k

PART II / ITEM 7

Plywood prices during 2007 were 7% lower than during 2006 due primarily to increased competition from commodity plywood manufacturers. Commodity plywood prices have experienced downward pressure due to lower oriented strand board (a substitute for commodity plywood) prices as a result of fewer housing starts. The lower commodity plywood prices have caused several plywood manufacturers to target the industrial markets we serve.

MDF prices during 2007 were 8% higher than during 2006 due primarily to North American production curtailments. Despite weakening demand due to falling housing starts, the supply of North American MDF has declined faster due to weak operating margins and reduced imports. MDF operating margins have been compressed due to the significant increase in raw material costs, and MDF imports have declined as a result of the weak U.S. dollar.

Manufactured Products Segment operating income was less than 1% of its revenues for 2007, and 5% of its revenues for 2006. This decrease was due primarily to lower lumber and plywood prices and higher MDF raw materials costs. Manufactured Products Segment costs and expenses decreased by $2 million to $469 million for 2007. This decrease was due primarily to lower lumber sales volume and raw material costs, offset in part by higher MDF raw material costs. MDF raw material costs increased by $13 million as a result of higher wood chip (due to a regional shortage from lower lumber production) and resin costs.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $64 million in 2007, compared to a decrease of $53 million in 2006. This increase of $11 million was due primarily to higher share-based compensation expense ($7 million) and increased costs associated with information technology ($1 million) and strategic business development ($1 million).

The increase in share-based compensation expense is due primarily to an increase in the fair value of our value management plan awards in 2007. In accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, we adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

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

Interest Expense, net. Interest expense (net of interest income) increased $14 million, or 11%, to $147 million in 2007. This increase was due primarily to increased borrowings to fund the repurchase of common stock and timberland acquisitions. During 2007, a combination of cash and debt financing was used to fund $174 million of timberland acquisitions, primarily in Oregon and Georgia, and repurchase $202 million, or approximately 5.1 million shares, of common stock.

Provision for Income Taxes. The benefit for income taxes was $3 million for 2007 compared to a provision for income taxes of $13 million for 2006. This net decrease of $16 million is due primarily to a decrease in operating income earned by our taxable REIT subsidiaries. The lower operating income is due primarily to a large, 1,900 acre development project in King County, Washington that was sold during 2006 (resulting in a lower tax expense of $8 million) and weaker earnings from our manufacturing business (resulting in a lower tax expense of $7 million).

2006 COMPARED TO 2005

Northern Resources Segment. Revenues increased by $66 million, or 19%, to $413 million in 2006. Excluding revenues associated with our November 2005 acquisition of 650,000 acres of timberlands in Michigan (“Michigan acquisition”), revenues increased by $21 million, or 6%, to $364 million. This increase of $21 million was due primarily to higher harvest levels ($37 million), offset in part by lower softwood sawlog prices ($6 million) and a lower margin mix from log sales ($5 million).

PLUM CREEK 2007 10k	45

PART II/ ITEM 7

Harvest levels increased by approximately 11% over the prior year’s harvest levels of 5.4 million tons due primarily to a temporary increase in harvest levels to take advantage of favorable log prices, especially during the first half of 2006. Softwood sawlog prices during 2006 were 2% lower than during 2005; however, softwood sawlog prices during the fourth quarter of 2006 were 9% lower than during the same period in the prior year. The lower prices are primarily due to mill curtailments as a result of weak lumber and plywood prices caused by the significant decline in housing starts. The lower margin mix (higher percentage of pulpwood sales and lower percentage of sawlog sales) is primarily due to the temporary increase in the harvesting of hardwood pulpwood stands to take advantage of favorable log prices.

Excluding the impact of our Michigan acquisition, operating income was 25% of its revenues for 2006, and 29% for 2005. This decrease was due primarily to higher per ton log and haul rates and lower softwood sawlog prices. Segment costs and expenses increased by $60 million, or 24%, to $308 million. Excluding costs and expenses associated with our Michigan acquisition, costs and expenses increased by $27 million, or 11%, to $272 million. This increase of $27 million was due primarily to higher log and haul and depletion costs ($19 million) as a result of higher harvest levels and higher per ton log and haul rates ($8 million). Log and haul rates increased by approximately 4% due to higher fuel costs and longer hauling distances.

Southern Resources Segment. Revenues decreased by $22 million, or 4%, to $479 million in 2006. This decrease was due primarily to a lower margin mix from log sales ($14 million) and lower sawlog prices ($11 million).

During 2005, we substantially completed the conversion of numerous natural stands to plantations in order to improve growth rates. As a result of this conversion, our product mix has changed whereby the percentage of large-diameter sawlogs harvested during 2006 has decreased and the percentage of small-diameter sawlogs and pulpwood harvested has increased. Sawlog prices during 2006 were 3% lower than during 2005; however, sawlog prices during the fourth quarter of 2006 were 10% lower than during the same period in the prior year. The lower prices are primarily due to mill curtailments as a result of weak lumber and plywood prices caused by the significant decline in housing starts.

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

Real Estate Segment.

	Year Ended December 31, 2006			Year Ended December 31, 2005
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	60,095	$96	$1,585	148,200	$160	$1,075
Large Non-Strategic	–	–	–	40,000	31	780
Conservation	24,385	41	1,695	22,600	26	1,151
Higher and Better Use / Recreational	22,770	93	4,070	21,000	59	2,814
Development Properties	4,325	65	15,125	200	3	14,500
Conservation Easements	n/a	13	885	n/a	13	450

Total	111,575	$308		232,000	$292

46	PLUM CREEK 2007 10k

PART II / ITEM 7

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

The Real Estate Segment operating income as a percent of revenue was 58% for the period ended December 31, 2006, compared to 47% for the same period in 2005. This increase was due primarily to selling a greater percentage of lower value timberlands during 2005, including 40,000 acres of large, non-strategic timberlands that were sold for a nominal gain. Real Estate Segment costs and expenses decreased by $26 million to $130 million in 2006. This decrease was due primarily to selling fewer acres during 2006 ($58 million), offset in part by higher costs associated with our development business ($34 million). Costs associated with our development business were $44 million for 2006 compared to $10 million in 2005, with approximately half of the development business costs in 2006 associated with the large project sold in King County, Washington. The remainder of the increase in development costs was due to higher staffing levels, basis and selling costs for lot sales, and investigatory and feasibility costs in connection with the expansion of this business.

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

Plywood sales volume decreased by 7% due primarily to a declining supply of high-grade plywood logs in the region and increased competition from commodity plywood mills. Plywood prices for 2006 were slightly higher than 2005; however, plywood prices during the fourth quarter of 2006 were 8% lower than during the fourth quarter of 2005. This price decline was due primarily to increased competition from commodity plywood producers which targeted sales to industrial customers as a result of the slow down in home construction. MDF prices increased an average of 9% for all of 2006 due primarily to a mix shift to higher value products and supply constraints due to recent North America mill closures.

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

PLUM CREEK 2007 10k	47

PART II/ ITEM 7

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

48	PLUM CREEK 2007 10k

PART II / ITEM 7

Financial Condition and Liquidity

The following table details our sources and uses of cash for the years ended December 31 (in millions):

	2007	2006	2005

Sources of Cash:
OperationsA	$528	$533	$552
Changes in Working Capital	8	29	(36)
Cash from Stock Option Exercises	8	7	9
Cash from Other Asset Sales	3	2	29
Increase Debt Obligations, net	200	93	341
Other Cash Changes, netB	2	(4)	(3)

Total Sources of Cash	749	660	892

Uses of Cash:
Returned to Stockholders:
Dividends	(294)	(290)	(279)
Common Stock Repurchases	(202)	(263)	(1)
Reinvest in the Business:
Capital ExpendituresC	(112)	(92)	(89)
Acquire Timberlands	(174)	(111)	(501)

Total Uses of Cash	(782)	(756)	(870)

Change in Cash and Cash Equivalents	$(33)	$(96)	$22

A	Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Gain on Sales of Properties and Other Assets, Deferred Income Taxes and Other Operating Activities to Net Income.

B	Calculated from the Consolidated Statements of Cash Flows by adding Other Investing Activities and Other Financing Activities.

C	Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions) and Expenditures for Real Estate Development.

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31 (in millions):

	2007	2006	2005

Net Cash Provided by Operating Activities	$517	$556	$516
Net Cash Used in Investing Activities	(262)	(199)	(563)
Net Cash Provided by (Used in) Financing Activities	(288)	(453)	69

Change in Cash and Cash Equivalents	$(33)	$(96)	$22

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2007 totaled $517 million, compared to $556 million in 2006. This decrease of $39 million is due primarily to weaker

PLUM CREEK 2007 10k	49

PART II/ ITEM 7

operating income from our timber business ($64 million) and manufacturing business ($20 million), and lower proceeds from like-kind exchange trusts ($30 million), offset in part by proceeds from the sale of approximately 100,000 acres of timberlands in Wisconsin ($70 million). Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180-days, or if the exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During 2006, we received proceeds from an unsuccessful like-kind exchange while during 2007, all like-kind exchange funds were utilized for timberland acquisitions.

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

Capital Expenditures. Capital expenditures were as follows for the years ending December 31 (in millions):

	2007	2006	2005

Capital Expenditures (Excluding Timberland Acquisitions)	$93	$86	$89
Expenditures for Real Estate Development	19	6	–

Total Capital Expenditures	$112	$92	$89

Timberlands acquired were as follows for the years ending December 31 (dollars in millions):

Year	Amount	Acres	Primary Locations	Funding Source

2007	$174	69,000	Oregon and Georgia	Line of Credit and Tax Deferred Exchanges
2006	$111	98,000	Oregon	Line of Credit and Tax Deferred Exchanges
2005	$501	754,000	Northern Michigan, Arkansas and Florida	Tax Deferred Exchanges, Debt and Funds From Operations

Planned capital expenditures for 2008, excluding the acquisition of timberlands, are expected to range between $90 million and $100 million and include approximately $64 million for our timberlands, $15 million for real estate development investments, $11 million for our manufacturing facilities, and $10 million for investments in information technology, primarily for resource initiatives and data protection. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 50% of planned capital expenditures in 2008 are discretionary, primarily expenditures for silviculture and land development. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities and improve safety. Included within the planned capital expenditures for our manufacturing facilities for 2008 is approximately a $4 million investment to expand our bio-filter emissions control equipment at our MDF facilities to comply with stricter environmental standards that become effective October 1, 2008.

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

50	PLUM CREEK 2007 10k

PART II / ITEM 7

The company has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of December 31, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.48%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2007, we had $556 million of borrowings and $13 million of standby letters of credit outstanding; $181 million remained available for borrowing under our line of credit. As of January 2, 2008, $182 million of the borrowings under our line of credit was repaid.

On June 15, 2007, the company entered into a $350 million term credit agreement that matures in June 2012. As of December 31, 2007, the interest rate for the term credit agreement was 5.42%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty. The net proceeds of $350 million were used to reduce our borrowings on our line of credit.

During 2006, Plum Creek Timberlands, L.P. issued off the shelf registration statement $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. The net proceeds of $216 million were used primarily to repay outstanding debt that matured during 2006.

In November of 2005, Plum Creek Timberlands, L.P. issued $300 million aggregate principal notes with a coupon rate of 5.875% at a market price of 99.731% of the principal amount. The notes, issued under a previous shelf registration statement, mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. The net proceeds of $297 million were used primarily to acquire 650,000 acres of timberlands in Michigan, valued at $345 million. The transaction was also funded by $87 million of like-kind exchange funds.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of December 31, 2007.

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

Equity. On February 5, 2008, our Board of Directors declared a dividend of $0.42 per share, or approximately $72 million, which will be paid on February 29, 2008, to stockholders of record on February 14, 2008. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the

PLUM CREEK 2007 10k	51

PART II/ ITEM 7

appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Director’s discretion. For the year ended December 31, 2007, the company repurchased 5.1 million shares of common stock at a total cost of $202 million, or an average cost per share of $39.40. As of December 31, 2007, the company is authorized to repurchase an additional $200 million of its common stock. During the period January 1, 2008 to February 27, 2008, the company repurchased $49 million of its common stock at an average price per share of $40.11, leaving approximately $151 million in remaining authorization to buy its common stock as of February 27, 2008.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures and interest payments on our indebtedness through the end of 2008. In 2008, the company has $147 million of scheduled long-term debt principal payment requirements. The company intends to refinance the 2008 principal payments at the time of maturity with the use of a combination of short-term and long-term borrowings, depending on interest rate and market conditions. Management believes that the company’s credit ratings, asset base and historical financial performance will allow these refinancings to be completed at attractive interest rates.

Other Information

SFAS No. 141(R). In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 141(R) will have on the consolidated financial statements.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The standard is required to be adopted prospectively and early adoption is not allowed. The Company does not own any noncontrolling interests in consolidated subsidiaries and therefore does not expect the adoption of SFAS No. 160 to have any impact on the company’s financial condition, results of operations or cash flows.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 supersedes the definition of fair value in most existing pronouncements under generally accepted accounting principles that require or permit the use of fair value, including (but not limited to) business combinations, impairments and exchanges of nonmonetary assets. SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 which delays the effective date of SFAS

52	PLUM CREEK 2007 10k

PART II / ITEM 7

No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The company partially adopted SFAS No. 157 in the first quarter of 2008, which did not result in recognition of a transition adjustment to retained earnings. The company will be required to provide expanded disclosures about fair value measurement, but does not expect the partial adoption of SFAS No. 157 to have any impact on the company’s financial condition, results of operations or cash flows.

The company will fully adopt SFAS No. 157, including all non-financial assets and liabilities, in the first quarter of 2009. The company is in the process of determining the effect, if any, the full adoption of SFAS No. 157 will have on the consolidated financial statements.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. Generally, the adoption of this standard is optional. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; early adoption is permitted for an entity’s first fiscal year that begins on or before November 15, 2007, provided that entity also adopts the provisions of SFAS No. 157 with the early adoption.

The company elected not to early adopt the provisions of SFAS No. 159. The company does not anticipate it will adopt SFAS No. 159 in the first quarter of 2008 for its existing eligible assets and liabilities.

PLUM CREEK 2007 10k	53

PART II/ ITEM 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Approximately $1.6 billion of the long-term debt of the company bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2008	2009	2010	2011	2012	There- after	Total	Fair ValueA

December 31, 2007
Fixed rate debt
Principal dueB	$147	$200	$59	$424	$4	$791	$1,625	$1,697
Average interest rateC	6.9%	6.8%	6.7%	6.6%	6.2%	6.0%

Variable rate debtD				$556	$350		$906	$906

	2007	2008	2009	2010	2011	There- after	Total	Fair Value

December 31, 2006
Fixed rate debt
Principal dueB	$123	$147	$200	$59	$424	$796	$1,749	$1,795
Average interest rateC	6.9%	6.9%	6.8%	6.7%	6.6%	6.0%

Variable rate debt					$581		$581	$581

A	The decrease in the fair value of fixed rate debt from December 31, 2006 to December 31, 2007 was due primarily to the repayment of $123 million of fixed rate borrowings during 2007.

B	Excludes unamortized discount of $8 million and $7 million at December 31, 2007 and 2006, respectively.

C	Represents the average interest rate of total fixed rate debt outstanding at the end of the period.

D	As of December 31, 2007, the weighted-average interest rate on the $556 million of borrowings under our $750 million revolving line of credit was 5.48%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. As of January 2, 2008, $182 million of the borrowings under our line of credit was repaid. As of December 31, 2007, the interest rate for the $350 million term credit agreement was 5.42%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings.

54	PLUM CREEK 2007 10k

PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Plum Creek Timber Company, Inc.

Consolidated Statements Of Income

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Year Ended	December 31, 2007	December 31, 2006	December 31, 2005

Revenues:
Timber	$782	$807	$764
Real Estate	402	308	292
Manufacturing	471	493	504
Other	20	19	16

Total Revenues	1,675	1,627	1,576

Costs and Expenses:
Cost of Goods Sold:
Timber	523	487	418
Real Estate	144	122	149
Manufacturing	454	455	463
Other	3	3	3

Total Cost of Goods Sold	1,124	1,067	1,033

Selling, General and Administrative	127	117	100

Total Costs and Expenses	1,251	1,184	1,133

Gain from Canadian Lumber Settlement	-	14	-
Other Operating Income (Expense), net	-	4	5

Operating Income	424	461	448

Interest Expense, net	147	133	109

Income before Income Taxes	277	328	339

Provision (Benefit) for Income Taxes	(3)	13	8

Income from Continuing Operations	280	315	331

Gain on Sale of Properties, net of tax	2	-	23

Income Before Cumulative Effect of Accounting Change	282	315	354

Cumulative Effect of Accounting Change, net of tax	-	2	-

Net Income	$282	$317	$354

Per Share Amounts:
Income from Continuing Operations—Basic	$1.60	$1.75	$1.80
Income from Continuing Operations—Diluted	$1.60	$1.74	$1.79

Net Income per Share—Basic	$1.61	$1.76	$1.92
Net Income per Share—Diluted	$1.61	$1.75	$1.92

Dividends Declared—per Common Share Outstanding	$1.68	$1.60	$1.52

Weighted-Average Number of Shares Outstanding
—Basic	174.5	180.5	184.0
—Diluted	175.0	180.9	184.6

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2007 10k	55

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Balance Sheets

(IN MILLIONS, EXCEPT PER SHARE DATA)

	December 31, 2007	December 31, 2006

Assets
Current Assets:
Cash and Cash Equivalents	$240	$273
Restricted Advance from Customer	-	4
Accounts Receivable	33	40
Inventories	82	83
Deferred Tax Asset	7	7
Real Estate Development Properties	5	3
Assets Held for Sale	64	82
Other Current Assets	25	21

	456	513

Timber and Timberlands, net	3,949	3,876
Property, Plant and Equipment, net	202	216
Investment in Grantor Trusts	27	28
Other Assets	30	28

Total Assets	$4,664	$4,661

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$147	$125
Accounts Payable	48	42
Interest Payable	29	30
Wages Payable	25	27
Taxes Payable	23	24
Deferred Revenue	13	17
Other Current Liabilities	18	16

	303	281

Long-Term Debt	1,820	1,617
Line of Credit	556	581
Deferred Tax Liability	20	25
Other Liabilities	64	68

Total Liabilities	2,763	2,572

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, authorized shares—75.0, outstanding—none	-	-
Common stock, $0.01 par value, authorized shares—300.6, issued (net of Treasury Stock)—172.3 at December 31, 2007 and 177.1 at December 31, 2006	2	2
Additional Paid-In Capital	2,204	2,190
Retained Earnings	202	214
Treasury Stock, at cost, Common shares—14.6 at December 31, 2007 and 9.5 at December 31, 2006	(509)	(307)
Accumulated Other Comprehensive Income (Loss)	2	(10)

Total Stockholders’ Equity	1,901	2,089

Total Liabilities and Stockholders’ Equity	$4,664	$4,661

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

56	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Statements Of Stockholders’ Equity

(IN MILLIONS)

	Common Stock						Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital	Retained Earnings	Other Equity	Treasury Stock		Total Equity

January 1, 2005	183.7	$2	$2,167	$111	$3	$(43)	$-	$2,240
Net Income	-	-	-	354	-	-	-	354
Other Comprehensive Income, net of tax	-	-	-	-	-	-	2	2

Total Comprehensive Income								356

Dividends	-	-	-	(279)	-	-	-	(279)
Stock Option Exercises	0.4	-	9	-	-	-	-	9
Tax Benefit from Stock Incentive Plan	-	-	1	-	-	-	-	1
Shares Issued under Stock Incentive Plans	0.1	-	1	-	-	-	-	1
Other	-	-	1	-	(3)	(1)	-	(3)

December 31, 2005	184.2	2	2,179	186	-	(44)	2	2,325

Net Income	-	-	-	317	-	-	-	317
Other Comprehensive Income, net of tax	-	-	-	-	-	-	2	2

Total Comprehensive Income								319

Adjustment to initially apply SFAS No. 158, net of tax of $5	-	-	-	-	-	-	(14)	(14)
Dividends	-	-	-	(290)	-	-	-	(290)
Stock Option Exercises	0.3	-	7	-	-	-	-	7
Shares Issued under Stock Incentive Plans	0.1	-	4	-	-	-	-	4
Common Stock Repurchased	(7.5)	-	-	-	-	(263)	-	(263)
Other	-	-	-	1	-	-	-	1

December 31, 2006	177.1	2	2,190	214	-	(307)	(10)	2,089

Net Income	-	-	-	282	-	-	-	282
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $4	-	-	-	-	-	-	12	12

Total Comprehensive Income								294

Dividends	-	-	-	(294)	-	-	-	(294)
Stock Option Exercises	0.3	-	8	-	-	-	-	8
Shares Issued under Stock Incentive Plans	-	-	5	-	-	-	-	5
Common Stock Repurchased	(5.1)	-	-	-	-	(202)	-	(202)
Tax Benefit from Stock Incentive Plans	-	-	1	-	-	-	-	1

December 31, 2007	172.3	$2	$2,204	$202	$-	$(509)	$2	$1,901

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2007 10k	57

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Statements Of Cash Flows

(IN MILLIONS)

Year Ended	December 31, 2007	December 31, 2006	December 31, 2005

Cash Flows From Operating Activities
Net Income	$282	$317	$354
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $4 Loss Related to Forest Fires in 2007 and $2 Loss Related to Hurricane in 2005)	134	128	113
Basis of Real Estate Sold	108	85	124
Expenditures for Real Estate Development	(19)	(6)	-
Deferred Income Taxes	(9)	1	(13)
Gain on Sales of Properties and Other Assets	(2)	(1)	(24)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	-	30	(21)
Other Working Capital Changes	8	(1)	(15)
Other	15	3	(2)

Net Cash Provided By Operating Activities	517	556	516

Cash Flows From Investing Activities
Capital Expenditures (Excluding Timberland Acquisitions)	(93)	(86)	(89)
Timberlands Acquired	(174)	(111)	(501)
Proceeds from Sale of Properties and Other Assets	3	2	29
Other	2	(4)	(2)

Net Cash Used In Investing Activities	(262)	(199)	(563)

Cash Flows From Financing Activities
Dividends	(294)	(290)	(279)
Borrowings on Line of Credit	2,795	3,483	2,468
Repayments on Line of Credit	(2,820)	(3,397)	(2,421)
Proceeds from Issuance of Short-Term Debt	-	-	50
Repayment of Short-Term Debt	-	(50)	-
Proceeds from Issuance of Long-Term Debt	350	216	297
Principal Payments and Retirement of Long-Term Debt	(125)	(159)	(53)
Proceeds from Stock Option Exercises	8	7	9
Acquisitions of Treasury Stock	(202)	(263)	(1)
Other	-	-	(1)

Net Cash Provided By (Used In) Financing Activities	(288)	(453)	69

Increase (Decrease) In Cash and Cash Equivalents	(33)	(96)	22
Cash and Cash Equivalents:
Beginning of Year	273	369	347

End of Year	$240	$273	$369

Supplementary Cash Flow Information

Cash Paid During the Year for:
Interest	$150	$140	$114
Income Taxes—Net	$5	$9	$25

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

58	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek,” “the company,” “we,” “us,” or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. Plum Creek Timber Company, Inc. is also the parent company of its wholly-owned subsidiary Plum Creek Timberlands, L.P. (“the Partnership”), a Delaware Limited Partnership. At December 31, 2007, the company owned and managed approximately 8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8 million acres are about 1.7 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

Basis of Presentation. The consolidated financial statements of the company include the accounts of Plum Creek Timber Company, Inc. and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Customer Concentrations. Revenues from the company’s largest customer accounted for 9%, 10% and 13% of total revenues in 2007, 2006 and 2005, respectively. If adverse market conditions for wood products were to continue or worsen, the loss of this customer could have a significant effect on the company’s results of operations.

Business Concentrations. Sales of the company’s timber and wood products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Sales of the company’s timberlands can be impacted by general U.S. economic conditions and local real estate market conditions. Changes in these industries or their economic conditions may significantly affect management’s estimates and the company’s performance.

Revenue Recognition. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut, timber deed or lump-sum sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract (usually 12 to 18 months). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed. Under a lump-sum sale, the parties agree to a purchase price for all the timber available for harvest on a tract of land. Generally, the purchase price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is harvested. Therefore, revenue under a lump-sum sale is recognized each month over the term of the contract (usually 12 to 18 months)

PLUM CREEK 2007 10k	59

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

based on the timber harvested compared to the total estimated timber available to be harvested based on the timber cruise. An adjustment may be required to the extent the actual timber harvested is different than the estimate of timber available.

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products, primarily wood chips, and amounts billed for shipping and handling, are recognized at the time of delivery.

Revenue from real estate sales (excluding sales to joint ventures – see below) is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented less than 2% of our revenue from real estate sales for each of the years in the three-year period ended December 31, 2007. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances. Furthermore, we may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The company treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

Revenue generated from real estate sales include the sale of higher and better use timberlands, non-strategic timberlands and large blocks of timberlands. In some of these transactions, the company sold timberlands that qualified for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these sales involved a third party intermediary, whereby the third party intermediary received proceeds related to the property sold and then reinvested the proceeds in like-kind property. The proceeds are recorded as revenue when the third party intermediary receives them.

Revenue from real estate development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. On occasion, revenue from development projects will be recognized under the percentage of completion method when properties are sold prior to their completion. Less than 5% of our development projects sales during 2007 and 2006 were sold prior to completion of the project.

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

Accounts Receivable . Accounts receivable at December 31, 2007 and 2006, is presented net of an allowance for doubtful accounts of $0.7 million and $0.6 million, respectively. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

60	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Like-Kind Exchanges. Plum Creek enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The company uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the company. Escrow funds held in connection with reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand and are not subject to risk of loss. At December 31, 2007 and 2006, there was $52 million and $29 million of cash from reverse like-kind exchange transactions included in Cash and Cash Equivalents, respectively. At December 31, 2007 and 2006, there were no current asset balances from forward like-kind exchange transactions.

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

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2007	December 31, 2006

Raw materials (primarily logs)	$21	$25
Work-in-process	5	4
Finished goods	43	41

	69	70
Supplies	13	13

Total	$82	$83

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

PLUM CREEK 2007 10k	61

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the company’s 8 million acres of timberlands are approximately 1.7 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.7 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 500,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries.

Properties developed internally (“Internal Development”) will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. Larger and more complicated projects, such as master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing land and exercising certain protective rights (“External Development”).

Costs associated with a specific real estate project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal costs directly associated with the specific real estate project are capitalized. We capitalize improvements and other development costs, including interest costs and property taxes, during the development period (capitalized interest and property taxes were less than $1 million in 2007 and 2006). General real estate development costs not related to a specific project and costs incurred before management has concluded that it is probable that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, we determine the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value. At December 31, 2007, approximately $10 million of costs have been capitalized for a single project that has not yet received regulatory approval. If approval is not obtained, some or all of these capitalized costs could be written off in the next twelve months.

Capitalized costs (including our book basis in the related timber and timberlands) associated with Internal Developments were $21 million at December 31, 2007. The portion of the capitalized costs related to Internal Development properties that are expected to be sold within the next year ($5 million) is presented in the Consolidated Balance Sheet at December 31, 2007, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($16 million) is included in Other Assets. Total capitalized real estate development costs (including our book basis in the related timber and timberlands) at December 31, 2006 were $14 million, including $11 million included within Other Assets.

The book basis of higher and better use timberlands that are considered held for sale in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are presented in the Consolidated Balance Sheet as Assets Held for Sale. Total assets held for sale were $64 million at December 31, 2007 and $82 million at December 31, 2006. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the criteria of SFAS No. 144 are included in Timber and Timberlands. Capitalized costs (including our book basis in the related timber and timberlands) associated with External Development properties are presented in the Consolidated Balance Sheets as Assets Held for Sale if they are expected to be sold to a joint venture within the next year. External Development properties that are not expected to be sold to a joint venture within the next year are included in Timber and Timberlands.

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

62	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Standards No. 66, Accounting for Sales of Real Estate, in connection with the sale of land to a joint venture. Under the cost recovery method, no profit is recognized until cash received from the buyer exceeds our book basis in the property sold.

Equity in earnings of unconsolidated joint ventures is recognized in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock , as a result of parcel sales by a joint venture to unrelated third parties. Proceeds in connection with the sale of land to a joint venture are recognized as Real Estate Revenue and joint venture earnings are recognized as Equity in Earnings of Unconsolidated Joint Ventures in our Consolidated Statements of Income.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced units are retired. Replacement of minor components of property and repair and maintenance costs are charged to expense as incurred.

All property, plant and equipment other than manufacturing machinery (lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

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

Plum Creek maintains another grantor trust, which the company uses to fund its non-qualified pension plan obligation. See Note 10 of the Notes to Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the company’s Consolidated Balance Sheets; realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss.

Shipping and Handling Costs. Costs incurred for shipping timber and manufactured products are included in Cost of Goods Sold.

Accounting for Share-Based Compensation. Share-based compensation is accounted for under SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted SFAS No. 123(R) on January 1, 2006, using the modified-prospective transition method. Results for prior periods have not been restated, as provided for under the modified-prospective method.

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change in the Consolidated Statements of Income of $2 million, net of tax, for the year ended December 31, 2006. The cumulative effect adjustment was primarily a result of changes in expense related to the fair value of the value management awards and dividend equivalents.

Other Operating Income. Periodically the company will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net.

PLUM CREEK 2007 10k	63

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Since 2000, the company has been a member of an industry coalition alleging that lumber exports to the U.S. were unfairly subsidized. During 2006, Plum Creek received settlement payments of $14 million ($13 million net of tax) from this dispute. The settlement is presented in our Consolidated Statements of Income as Gain from Canadian Lumber Settlement.

Accounting for Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). We adopted FIN 48 on January 1, 2007. The adoption of this standard did not result in a change to our beginning equity. As of the date of adoption and as of the year ended December 31, 2007, we do not have any liabilities for unrecognized tax benefits.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2007 presentation. The reclassifications had no impact on operating income or net income.

Certain Real Estate Segment operating costs, previously included in Cost of Goods Sold, were reclassified to Selling, General and Administrative Expense in 2006 and 2005 to conform to the 2007 presentation. Accordingly, the reclassification from Cost of Goods Sold to Selling, General and Administrative Expense was $4 million and $3 million for the years ended December 31, 2006 and 2005, respectively. The reclassification had no impact on Real Estate Segment operating income. See also Note 16 of the Notes to Financial Statements for the impact of this reclassification on the unaudited selected quarterly financial data.

New Accounting Pronouncements

SFAS No. 141(R). In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 141(R) will have on the consolidated financial statements.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The standard is required to be adopted prospectively and early adoption is not allowed. The Company does not own any noncontrolling interests in consolidated subsidiaries and therefore does not expect the adoption of SFAS No. 160 to have any impact on the company’s financial condition, results of operations or cash flows.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 supersedes the definition of fair value in most existing pronouncements under generally accepted accounting principles that require or permit the use of fair value, including (but not limited to) business combinations, impairments and exchanges of nonmonetary assets. SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

64	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 which delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The company partially adopted SFAS No. 157 in the first quarter of 2008, which did not result in recognition of a transition adjustment to retained earnings. The company will be required to provide expanded disclosures about fair value measurement, but does not expect the partial adoption of SFAS No. 157 to have any impact on the company’s financial condition, results of operations or cash flows.

The company will fully adopt SFAS No. 157, including all non-financial assets and liabilities, in the first quarter of 2009. The company is in the process of determining the effect, if any, the full adoption of SFAS No. 157 will have on the consolidated financial statements.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. Generally, the adoption of this standard is optional. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; early adoption is permitted for an entity’s first fiscal year that begins on or before November 15, 2007, provided that entity also adopts the provisions of SFAS No. 157 with the early adoption.

The company elected not to early adopt the provisions of SFAS No. 159. The company does not anticipate it will adopt SFAS No. 159 in the first quarter of 2008 for its existing eligible assets and liabilities.

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

PLUM CREEK 2007 10k	65

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 2. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2007	2006	2005

Income from Continuing Operations	$280	$315	$331
Gain on Sale of Properties, net of tax	2	–	23

Income Before Cumulative Effect of Accounting Change	282	315	354
Cumulative Effect of Accounting Change, net of tax	–	2	–

Net Income available to common stockholders	$282	$317	$354

Denominator for basic earnings per share	174.5	180.5	184.0
Effect of dilutive securities—stock options	0.4	0.3	0.5
Effect of dilutive securities—restricted stock, restricted stock units, dividend equivalents, and value management plan	0.1	0.1	0.1

Denominator for diluted earnings per share—adjusted for dilutive securities	175.0	180.9	184.6

Per share amounts—Basic:

Income from Continuing Operations	$1.60	$1.75	$1.80

Gain on Sale of Properties, net of tax	$0.01	$–	$0.12

Income per Share Before Cumulative Effect of Accounting Change	$1.61	$1.75	$1.92
Cumulative Effect of Accounting Change, net of tax	–	0.01	–

Net Income	$1.61	$1.76	$1.92

Per share amounts—Diluted:

Income from Continuing Operations	$1.60	$1.74	$1.79

Gain on Sale of Properties, net of tax	$0.01	$–	$0.12

Income per Share Before Cumulative Effect of Accounting Change	$1.61	$1.74	$1.92
Cumulative Effect of Accounting Change, net of tax	–	0.01	–

Net Income	$1.61	$1.75	$1.92

Basic and diluted per share amounts are computed independently for each caption presented. Therefore, the sum of the per share components from the table above may not equal the per share amount presented.

Antidilutive options excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were as follows for the years ended December 31 (shares in millions):

	2007	2006	2005

Number of options	0.5	0.8	0.4
Range of prices	$35.54 to $43.23	$34.06 to $37.61	$32.28 to $37.61
Expiration on or before	July 2017	November 2016	August 2015

66	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 3. TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

Timber and timberlands consisted of the following (in millions):

	December 31, 2007	December 31, 2006

Timber and logging roads—net	$2,689	$2,631
Timberlands	1,260	1,245

Timber and Timberlands—net	$3,949	$3,876

During 2007, Plum Creek acquired approximately 69,000 acres of timberlands primarily located in Oregon and Georgia for $174 million. These purchases were financed primarily by using the funds from tax-deferred exchanges and our line of credit, and have been accounted for as asset acquisitions. Timberland dispositions during 2007 were approximately 252,000 acres, of which 164,000 acres were located in the Northern Resources Segment and 88,000 acres were located in the Southern Resources Segment.

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

The company’s Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income. Impairment losses recorded for the potential sale of non-strategic timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Impairment Losses	$1	$2	$1
Book Basis of Property	$8	$5	$3

During the third quarter of 2007, the company’s Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires on approximately 41,000 acres in Montana.

During 2005, the company’s Southern Resources Segment recognized a $2 million loss, representing the book basis of timber volume destroyed as a result of severe winds from Hurricane Katrina on approximately 350,000 acres in Mississippi.

During 2005, the company sold subsurface property rights (primarily coal reserves) in Buchanan County, Virginia. The sale of these properties is reflected in our Consolidated Statements of Income as Gain on Sale of Properties, net of tax. For the year ended December 31, 2005, we received sales proceeds of $21 million and, after deducting our book basis of $1 million, recorded a gain of $20 million.

PLUM CREEK 2007 10k	67

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Property, plant and equipment consisted of the following (in millions):

	December 31, 2007	December 31, 2006

Land, buildings and improvements	$88	$87
Machinery and equipment	312	296

	400	383
Accumulated depreciation	(198)	(167)

Property, Plant and Equipment—net	$202	$216

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

Plum Creek conducts its activities through various wholly-owned operating partnerships. The activities of the operating partnerships consist primarily of sales of timber under pay-as-cut sales contracts, and the income from such sales is not subject to corporate income tax. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $2.4 billion at December 31, 2007. Plum Creek’s wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

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

In connection with our merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2007, the $11 million deferred income tax liability was reduced by $1 million due to the payment of tax in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Plum Creek remeasures the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax each quarterly reporting period. In 2005, Plum Creek reduced its deferred tax liability associated with timber and timberlands by $5 million and correspondingly recorded a deferred tax benefit of $5 million. Based on projected timberland sales subject to the built-in gains tax for the period January 1, 2008 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties, it is estimated Plum Creek needs a deferred tax liability of approximately $5 million. As a result, no adjustment to the deferred tax liability associated with built-in gains tax was made in 2007 or 2006.

68	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the company’s higher and better use timberlands.

The provision for income taxes consists of the following for the years ended December 31 (in millions):

	2007	2006	2005

Current income taxes:
Federal	$6	$11	$17
State	1	2	3
Deferred income taxes:
Federal	(9)	–	(6)
State	(1)	–	(1)
Benefit from remeasurement of built-in gains deferred tax liability	–	–	(5)

Provision (benefit) for income taxes on income from continuing operations	$(3)	$13	$8

The federal statutory income tax rate was 35%. The income generated by the activities of the REIT is generally not subject to federal and state income tax. The permanent book-tax differences consist primarily of differences in cost basis for timberlands that were sold, in which the tax basis exceeded the book basis. The provision for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2007	2006	2005

Provision for income taxes on income from continuing operations computed at the federal statutory tax rate	$97	$115	$119
REIT income not subject to federal tax	(93)	(100)	(101)
State income taxes, net of federal benefit	–	1	1
Benefit from remeasurement of built-in gains deferred tax liability	–	–	(5)
Permanent book-tax differences	(7)	(3)	(6)

Provision (benefit) for income taxes on income from continuing operations	$(3)	$13	$8

Total income tax expense (benefit) was allocated as follows for the years ended December 31 (in millions):

	2007	2006	2005

Income from continuing operations	$(3)	$13	$8
Gain on sale of properties	–	–	–
Cumulative effect of accounting change	–	1	–
Other comprehensive income	4	(5)	–
Additional paid-in-capital (share-based compensation)	(1)	–	(1)

Total income tax expense (benefit)	$–	$9	$7

PLUM CREEK 2007 10k	69

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries and for the assets of the REIT’s operating partnerships that are subject to built-in gains. The components of net deferred income tax liabilities are as follows at December 31 (in millions):

	2007	2006

Deferred income tax assets:
Accrued compensation	$9	$10
Accrued pension benefits	7	10
Timber and timberlands	4	2
Accrued worker’s compensation benefits	5	4
Other accruals and reserves	2	3

	27	29

Deferred income tax liabilities:
Machinery and equipment	(40)	(45)
Other	–	(2)

	(40)	(47)

Deferred income tax liability, net	$(13)	$(18)

Deferred income tax liabilities at December 31, 2007 and 2006, are net of deferred tax assets included in current assets of $7 million for each year. On December 31, 2006, in connection with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, we recorded a deferred tax asset of $5 million. On December 31, 2007, we reduced the related deferred tax asset by $4 million as a result of recording other comprehensive income for 2007 related to our defined benefit plans (see Note 9 and Note 10 of the Notes to Financial Statements).

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

We recognize interest and penalties, if incurred, related to income taxes in our Provision for Income Taxes in our Consolidated Statements of Income. As of December 31, 2007 and 2006, we had a liability of $2 million and $1 million, respectively, for accrued interest related to income taxes in our Consolidated Balance Sheets. During the years ended December 31, 2007, 2006 and 2005, we recorded less than $1 million each in our Consolidated Statements of Income for interest related to income taxes.

NOTE 5. REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2007, 2006 and 2005, Plum Creek elected to designate all taxable distributions as long-term capital gain dividends. Accordingly, as of and for the years ended December 31, 2007, 2006, and 2005, Plum Creek has distributed all of its taxable income.

70	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

The table below summarizes the historical tax character of distributions from the REIT to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2007	2006	2005

Capital gain dividend	$1.68	$1.60	$1.32
Non-taxable return of capital	–	–	0.20

Total distributions	$1.68	$1.60	$1.52

NOTE 6. BORROWINGS

Long–term debt consists of the following (in millions):

	December 31, 2007	December 31, 2006

Senior Notes due 2009, 8.73% plus unamortized premium of $2.6 at 12/31/07, effective rate of 7.55%	$153	$154

Senior Notes due 2011, mature serially 2009 to 2011, 7.67% to 7.83%, plus unamortized premium of $0.2 at 12/31/07, effective rates of 7.43% to 7.84%	100	172

Term Credit Agreement due 2012, 5.42% at 12/31/07, based on LIBOR plus 0.45%.	350	–

Senior Notes due 2013, mature serially 2008 to 2013, 4.96% to 6.18%	280	280

Senior Notes due 2013, mature serially 2008 to 2013, 7.25% to 7.76%, less unamortized discount of $3.6 at 12/31/07, effective rates of 7.25% to 8.04%	441	441

Senior Notes due 2015, 5.875% less unamortized discount of $7.1 at 12/31/07, effective rate of 6.09%	518	517

Senior Notes due 2016, mature serially 2008 to 2016, 7.87% to 8.05%, plus unamortized premium of $0.1 at 12/31/07, effective rates of 7.42% to 8.05%	125	125

Senior Notes due 2007, 11.125%	–	15

First Mortgage Notes due 2007, 11.125%	–	13

Senior Notes due 2007, 5.31%	–	25

Total Long-term Debt	1,967	1,742
Less: Current Portion	(147)	(125)

Long-term Portion	$1,820	$1,617

The company has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of December 31, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.48%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2007, we had $556 million of borrowings and $13 million of standby letters of credit outstanding; $181 million remained available for borrowing under our line of credit. As of January 2, 2008, $182 million of the borrowings under our line of credit was repaid.

On June 15, 2007, the company entered into a $350 million term credit agreement that matures in June 2012. As of December 31, 2007, the interest rate for the term credit agreement was 5.42%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending

PLUM CREEK 2007 10k	71

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

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

During 2007, the company made debt principal payments totaling $123 million. During 2006, the company made debt principal payments totaling $207 million.

The senior notes are structurally subordinated to all unsecured debt and liabilities of the Partnership’s subsidiaries to the extent of the value of the assets secured by such debt. At December 31, 2007, the total amount of unsecured debt and liabilities of the Partnership’s subsidiaries was $850 million. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets of the Partnership’s subsidiaries will be available to pay the amounts due on the senior notes only after the unsecured indebtedness of the Partnership’s subsidiaries has been repaid in full.

The Senior Notes (excluding the Senior Notes due 2011) are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $169 million at December 31, 2007 and $114 million at December 31, 2006. The Senior Notes are unsecured. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on all debt agreements and the line of credit are as follows as of December 31, 2007 (in millions):

Maturity	Debt Agreements	Line of Credit	Total

2008	$147	$-	$147
2009	199	-	199
2010	57	-	57
2011	422	556	978
2012	352	-	352
Thereafter	790	-	790

Total	$1,967	$556	$2,523

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

72	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of December 31, 2007.

NOTE 7. RESTRICTED NET ASSETS

Plum Creek Timber Company, Inc. is the direct parent company of the Partnership, and the indirect parent of all the subsidiaries of our consolidated group. Plum Creek Timber Company, Inc. has no assets or liabilities other than its ownership interest in the Partnership. Under the terms of our note agreements and line of credit (see Note 6 of the Notes to Financial Statements), the Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. Subject to certain restrictions, the Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, the Partnership could distribute or advance the cash on its balance sheet as of December 31, 2007, or $240 million, all of which is considered unrestricted assets. At December 31, 2007, the Partnership and its consolidated subsidiaries had net assets of $1,901 million of which $1,661 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc.

Presented below is the condensed unconsolidated financial information for Plum Creek Timber Company, Inc. as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007. The ownership of the Partnership is presented using the equity basis of accounting. Plum Creek Timber Company, Inc. does not have any direct ownership interest in unconsolidated subsidiaries or 50 percent or less owned persons accounted for by the equity method of accounting.

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Balance Sheet Data

(In Millions)	December 31, 2007	December 31, 2006

Assets
Investment in Plum Creek Timberlands, L.P. and Subsidiaries	$1,901	$2,089

Total Assets	$1,901	$2,089

Liabilities
Total Liabilities	$–	$–

Commitments and Contingencies

Stockholders’ Equity
Common Stock	2	2
Additional Paid in Capital	2,204	2,190
Retained Earnings and Other Equity	202	214
Treasury Stock, at cost	(509)	(307)
Accumulated Other Comprehensive Income (Loss)	2	(10)

Total Stockholders’ Equity	1,901	2,089

Total Liabilities and Equity	$1,901	$2,089

PLUM CREEK 2007 10k	73

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statements of Income Data

(IN MILLIONS)

Year Ended	December 31, 2007	December 31, 2006	December 31, 2005

Equity in Net Income of Plum Creek Timberlands, L.P.	$282	$317	$354

Net Income	$282	$317	$354

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statements of Cash Flows Data

(IN MILLIONS)

Year Ended	December 31, 2007	December 31, 2006	December 31, 2005

Cash Flows From Operating Activities:
Net Income	$282	$317	$354
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity in Net Income of Plum Creek Timberlands, L.P.	(282)	(317)	(354)

Net Cash Provided By (Used In) Operating Activities	–	–	–

Net Cash Provided By (Used In) Investing Activities	–	–	–

Cash Flows From Financing Activities:
Cash Dividends	(294)	(290)	(279)
Cash Distribution from Plum Creek Timberlands, L.P.	488	546	271
Proceeds from Stock Option Exercises	8	7	9
Acquisition of Treasury Stock	(202)	(263)	(1)

Net Cash Provided by (Used In) Financing Activities	–	–	–

Increase In Cash and Cash Equivalents	–	–	–
Cash and Cash Equivalents:
Beginning of Year	–	–	–

End of Year	$–	$–	$–

NOTE 8. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents and notes receivable approximate fair values due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.60 billion and $2.38 billion at December 31, 2007 and 2006, respectively, and the carrying amount was $2.52 billion and $2.32 billion at December 31, 2007 and 2006, respectively. The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes; the fair value of the remainder of the company’s debt is estimated using the same rates adjusted for the different maturities.

74	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $19 million at both December 31, 2007 and 2006. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains relating to mutual fund investments were approximately $4 million at both December 31, 2007 and 2006. The company records changes in unrealized holding gains in Other Comprehensive Income. Realized gains were $1 million in 2007 and were less than $1 million in 2006 and 2005. See Note 10 of the Notes to Financial Statements for discussion of the company’s Pension Plans.

Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $8 million at both December 31, 2007 and 2006. Unrealized holding gains related to mutual fund investments were $1 million at both December 31, 2007 and 2006. The change in unrealized holding gains has been recognized in the company’s Consolidated Statements of Income resulting in a gain of less than $1 million in both 2007 and 2006, and a loss of less than $1 million in 2005. Realized gains and losses were less than $1 million in 2007, 2006, and 2005. Deferred compensation obligations are included in Other Liabilities and were $8 million at both December 31, 2007 and 2006.

NOTE 9. STOCKHOLDERS’ EQUITY

At December 31, 2007, Plum Creek had the following authorized capital of which 172.3 million shares of common stock were issued and outstanding:

•	300,634,566 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

The Board of Directors, from time to time, has authorized a share repurchase program. The table below summarizes the share repurchases pursuant to this program for the years ended December 31:

	2007	2006	2005

Shares of common stock (in millions)	5.1	7.5	–
Total cost of shares (in millions)	$202	$263	$–
Average cost per share	$39.40	$35.16	$–

At December 31, 2007, $200 million is available for share repurchases under the current Board of Directors authorization.

PLUM CREEK 2007 10k	75

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Comprehensive Income

Comprehensive income includes net income, adjustments pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-tax Amount

December 31, 2005
Net Income			$354
Unrealized Holding Gains	$2	$–	2

Total Comprehensive Income			$356

December 31, 2006
Net Income			$317
Unrealized Holding Gains	$2	$–	2

Total Comprehensive Income			$319

December 31, 2007
Net Income			$282
Unrealized Holding Gains	$1	$–	1
Less: Reclassification to Net Income	(1)	–	(1)
Defined Benefit Plans:
Actuarial Gain	14	4	10
Less: Reclassification to Net Income	1	–	1
Prior Service Cost	1	–	1

Total Comprehensive Income			$294

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2007	2006

Net Unrealized Holding Gains	$4	$4
Defined Benefit Plans:
Net Loss	(2)	(13)
Prior Service Costs	–	(1)

	$2	$(10)

76	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 10. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan. The company provides defined benefit pension plans that cover substantially all employees of the company. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of period	$120	$116
Service cost	6	6
Interest cost	7	7
Amendment	(1)	–
Actuarial (gain) loss	(12)	1
Benefits paid	(10)	(10)

Benefit obligation at end of period	$110	$120

Change In Plan Assets
Fair value of plan assets at beginning of period	$86	$82
Actual return on plan assets	7	8
Employer contributions	2	6
Benefits paid	(10)	(10)

Fair value of plan assets at end of period	85	86

Funded Status—December 31	$(25)	$(34)

The underfunded status of our plans of $25 million at December 31, 2007, is recognized in our Consolidated Balance Sheet as a current pension liability of $2 million and long-term pension liability of $23 million. The unfunded status of our plans of $34 million at December 31, 2006, is recognized in our Consolidated Balance Sheet as a current liability of $3 million and long-term pension liability of $31 million. The accumulated benefit obligation was $95 million and $100 million at December 31, 2007 and December 31, 2006, respectively.

The company maintains a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. Assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, pension assets for the non-qualified plans are not considered plan assets, and therefore, have not been netted against our pension liability. Pension assets for the non-qualified plans are included in “Investment in Grantor Trusts” and the related pension liability is included in “Other Liabilities” and “Other Current Liabilities” in our Consolidated Balance Sheets. At December 31, 2007 and 2006, the accumulated benefit obligation for the non-qualified plans was $18 million and $19 million, respectively, and the fair value of assets held in a grantor trust associated with the non-qualified plans was $19 million at both December 31, 2007, and December 31, 2006.

PLUM CREEK 2007 10k	77

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

The components of pension cost recognized in net income were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Service cost	$6	$6	$6
Interest cost	7	7	6
Expected return on plan assets	(6)	(6)	(5)
Recognized actuarial loss	1	1	2

Total pension cost	$8	$8	$9

The components of pension cost recognized in comprehensive income is as follows for the years ended December 31 (in millions):

	2007	2006		2005

Net loss (gain)	$(14)	$	n/a	$	n/a
Prior service cost (credit)	(1)		n/a		n/a
Amortization of net loss	(1)		n/a		n/a

Total recognized in other comprehensive income	$(16)	$	n/a	$	n/a

Total recognized in comprehensive income	$(8)	$	n/a	$	n/a

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2007	2006

Net loss (gain)	$3	$18
Prior service cost (credit)	$–	$1
Deferred tax benefit	$(1)	$(5)

During 2008, we expect less than $1 million of net actuarial loss and prior service cost to be recognized as a component of pension cost from the amortization of these amounts.

Weighted-average assumptions used to determine benefit obligation:

	December 31, 2007	December 31, 2006

Discount rate	6.75%	5.90%
Rate of compensation increase	3.70%	3.70%

78	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2007	2006	2005

Discount rate	5.90%	5.75%	5.75%
Expected long-term return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	3.70%	3.70%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2007 and 2006.

Most of the company’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after three years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

It is the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued). There was no funding of the qualified plan during 2007 because as of December 31, 2007, the fair value of plan assets of $85 million exceeded the accumulated benefit obligation of $77 million by $8 million. As a result of the company’s funding policy, annual qualified pension contributions are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected returns, the company expects 2008 contributions to the qualified pension plan to range between $0 and $5 million. During 2008, the company expects to contribute between $0 and $1 million to its grantor trust associated with the non-qualified plans.

The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected benefit payments

2008	$10
2009	11
2010	11
2011	11
2012	15
2013 through 2017	59

PLUM CREEK 2007 10k	79

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Plan assets were allocated as follows:

	December 31, 2007	December 31, 2006

Large Capitalization Domestic Equities	32%	31%
Small and Mid-Size Capitalization Domestic Equities	14%	12%
International Equities	20%	14%
Fixed Income	34%	33%
Hedge Funds	–%	10%

Total	100%	100%

It is the company’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The company uses seven fund managers to capture favorable returns in various asset classes and to diversify risk. At December 31, 2007, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	27% to 37%
Small and Mid-Size Capitalization Domestic Equities	9% to 19%
International Equities	15% to 25%
Fixed Income	31% to 37%

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

Over a full market cycle, the investment goal for large capitalization domestic equities is to exceed the applicable benchmark (e.g., S&P 500 Index) by one-half of one percent per annum, and the investment goal for small and mid-size capitalization domestic equities and international equities is to exceed the applicable benchmark (e.g., Russell 2000 Value Index) by one percent. The investment goal for fixed income investments is to exceed the applicable benchmark (e.g., Lehman Brothers Aggregate Bond Index) by one-quarter of one percent per annum. The investment goals are net of related fees.

Thrift and Profit Sharing Plan. The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

Amounts charged to expense relating to the company’s thrift and profit sharing plan were $6 million in 2007, $6 million in 2006 and $5 million in 2005. The employer match was 100% for 2007, 2006 and 2005.

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

80	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At December 31, 2007, 3.8 million shares of the 12.4 million reserved shares have been used and, therefore, 8.6 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards and dividend equivalents. The number of shares to be issued in connection with value management awards and dividend equivalents is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2007:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Balance at January 1, 2007	2,273,021	$29.79
Granted	513,505	40.41
Exercised/surrendered	(335,180)	22.78
Cancelled/forfeited	(100,824)	34.28

Outstanding, December 31, 2007	2,350,522	$32.92	6.6	$31

Vested or expected to vest, December 31, 2007	2,141,044	$32.58	6.5	$29

Exercisable, December 31, 2007	1,307,443	$29.07	5.3	$22

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2007	2006	2005

Proceeds from stock options exercised	$8	$7	$9
Intrinsic value of stock options exercised	$6	$5	$7
Tax benefit related to stock options exercised	$0.8	$0.2	$0.4

PLUM CREEK 2007 10k	81

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2007	2006	2005

Expected term (years)	6	6	6
Risk-free interest rate	4.8%	4.5%	4.1%
Volatility	22.2%	23.1%	24.0%
Dividend yield	4.2%	4.5%	4.1%
Weighted-average measurement date fair value	$7.20	$6.10	$6.82

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests between six months and three years from the grant date. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock to the company. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2007, 2006 and 2005 were $40.85, $35.98 and $36.99, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the year ended December 31, 2007:

	Shares	Weighted- Average Grant Date Fair Value

Balance at January 1, 2007	64,700	$35.39
Granted	18,000	$40.85
Vested	(46,200)	$36.22
Forfeited	(1,000)	$36.68

Balance at December 31, 2007	35,500	$36.68

The total fair value of restricted stock awards that vested during the year ended December 31, 2007 was approximately $2 million. The total fair value of restricted stock awards that vested during the years ended December 31, 2006 and 2005 was less than $1 million each.

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

82	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

value of restricted stock units granted for the years ended December 31, 2007 and 2006 was $40.37 and $35.63, respectively. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2007:

	Units	Weighted- Average Grant Date Fair Value

Balance at January 1, 2007	92,715	$35.62
Granted	119,105	$40.37
Vested	(19,460)	$35.80
Forfeited	(20,329)	$37.34

Balance at December 31, 2007	172,031	$38.70

The total fair value of restricted stock units that vested during the years ended December 31, 2007 and 2006 was less than $1 million each.

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

Value management awards activity was as follows for the year ended December 31, 2007:

Units

Balance at January 1, 2007	129,385
Grants	69,845
Payments	(34,240)
Forfeitures	(11,350)

Balance at December 31, 2007	153,640

PLUM CREEK 2007 10k	83

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2007 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2005 to 2007	36,865	$6.3	$-	$7.4
2006 to 2008	54,150	$9.2	$3.0	$10.8
2007 to 2009	62,625	$9.3	$5.5	$12.5

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance PeriodA	Payout Value per Unit	Total Payout (millions)	Payment Date

2005 to 2007	$170	$6.3	1st Quarter 2008
2004 to 2006	$74	$2.5	1st Quarter 2007
2002 to 2004	$116	$9.0	1st Quarter 2005

A	No value management awards were granted with a performance period ending in 2005.

Dividend Equivalents. Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by the company multiplied by the number of unexercised stock options. No dividend equivalents have been awarded since 2005.

For awards granted in 2005 and 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of the company’s current year dividend plus a percentage of prior year unearned dividends to the extent that the company has achieved a minimum level of total shareholder return. The total shareholder return computation consists of the company’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon the company’s performance for that year measured against the performance of the Peer Group. Dividends are earned in whole or in part based on a sliding scale. If the company’s total shareholder return is below the 50th percentile of the Peer Group, the percentage amount is zero. If the company’s total shareholder return is at or above the 75 th percentile, the full amount of the dividend is earned. If the company’s relative performance is between the 50th and the 75th percentiles, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year. The minimum level of total shareholder return must be at least 5.5% on an annualized basis.

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

84	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines is required to receive up to half of the payment value in the company’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At December 31, 2007, 1.1 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the company were outstanding.

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2007 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2003 to 2007	306,925	$3.0	$-	$3.0
2004 to 2008	389,499	$1.8	$0.4	$2.1
2005 to 2009	370,374	$1.5	$0.6	$2.2

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is calculated based on earned dividends to date plus potential future unearned dividends assuming a quarterly dividend rate of $0.42 per share.

Presented below is a summary of earned and paid (primarily in cash) dividend equivalent rights for the following five-year performance periods:

Performance Period	Total Payout (millions)	Payment Date

2003 to 2007	$3.0	1st Quarter 2008
2002 to 2006	$1.7	1st Quarter 2007
2001 to 2005	$3.0	1st Quarter 2006
2000 to 2004	$3.0	1st Quarter 2005

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

PLUM CREEK 2007 10k	85

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that our current quarterly dividend of $0.42 per share will remain constant through the end of the performance period.

Accounting for Share-Based Compensation. The company expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by Plum Creek on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was approximately $20 million, $9 million and $9 million for the years ended December 31, 2007, 2006, and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, the company recognized $5 million, $2 million and $2 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2007, there was $19 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

NOTE 12. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2007	December 31, 2006

Other Current Assets
Prepaid expenses	$7	$8
Taxes receivable	4	4
Notes receivable	9	3
Other	5	6

	$25	$21

Other Non-Current Assets
Real Estate Development Properties	$16	$11
Unamortized debt issue costs	6	7
Deposits	7	6
Notes receivable	1	1
Other	–	3

	$30	$28

Other Current Liabilities
Long-term incentive compensation	$9	$4
Accrued pension liability	2	3
Other	7	9

	$18	$16

Other Non-Current Liabilities
Timber obligations	$9	$10
Deferred compensation	8	8
Long-term incentive compensation	11	6
Accrued pension liability	23	31
Other	13	13

	$64	$68

86	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES

Contingencies. The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Moreover, during 2007, the company resolved several lawsuits related to alleged property damage (“Property Damage Litigations”). We recorded a charge of less than $1 million in our Consolidated Statements of Income upon settlement of the Property Damage Litigations.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties (“Arkansas Environmental Issue”). Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. A remediation plan has not yet been approved. The company believes that it has strong defenses in the matter. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover all or a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both. No amounts have been accrued for this potential liability.

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

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2008 through 2023, with various renewal options by either party for periods ranging from three years to 15 additional years.

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. The company leases certain timberlands in which the company acquired title to the standing timber at the inception of the lease. Operating lease expense was $7 million in both 2007 and 2006 and $5 million in 2005. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2007 (in millions):

	Operating Leases	Timber Obligations

2008	$5	$1
2009	5	1
2010	4	1
2011	3	1
2012	2	1
Thereafter	7	4

Total	$26	$9

PLUM CREEK 2007 10k	87

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

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

Northern Resources Segment. The Northwest Resource region, the Lake States Resource region and the Northeast Resource region are aggregated into the Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to our lumber and plywood mills (which are part of the Manufactured Products Segment). Hardwood sawlogs are sold primarily to furniture manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

Southern Resources Segment. The Gulf South Resource region and the Atlantic South Resource region are aggregated into the Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers and also to producers of oriented strand board. Additionally, the Southern Resources Segment leases a portion of our timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment. The Real Estate Segment consists of sales of higher and better use timberlands and non-strategic timberlands, including, from time to time, the sale of large blocks of timberlands. We estimate that included in the company’s 8 million acres of timberlands are approximately 1.7 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.7 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 500,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries. Properties developed internally by the company will generally be low-intensity development limited to obtaining entitlements and investing in infrastructure such as roads and utilities. Larger and more complicated projects, such as master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing timberlands and exercising certain protective rights.

Manufactured Products Segment. The lumber, plywood and medium density fiberboard (MDF) businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities, one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada. Residual

88	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

chips that are not used internally are sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Lumber	$180	$203	$223
Plywood	128	137	144
MDF	163	153	137

Total	$471	$493	$504

Other Segment. The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way.

During the first quarter of 2005, Plum Creek sold subsurface property rights (primarily coal reserves) for proceeds of $21 million. The net gain from this sale after reducing the proceeds for our book basis and applicable income tax, was $20 million. These gains have been reported in our Consolidated Statements of Income as a separate line item below Income from Continuing Operations.

The company evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the company does not produce such information internally.

The table below presents information about reported segments for the years ended December 31 (in millions):

	Northern ResourcesA	Southern ResourcesB	Real EstateC	Manufactured Products	Other	TotalD

2007
External revenues	$290	$492	$402	$471	$20	$1,675
Intersegment revenues	71	–	–	–	–	71
Export revenues	13	–	–	30	–	43
Depreciation, depletion and amortization	42	58	–	29	–	129
Basis of real estate sold	–	–	108	–	–	108
Operating income	58	161	250	2	17	488

2006
External revenues	$328	$479	$308	$493	$19	$1,627
Intersegment revenues	85	–	–	–	–	85
Export revenues	20	–	–	27	–	47
Depreciation, depletion and amortization	36	57	–	30	–	123
Basis of real estate sold	–	–	85	–	–	85
Operating income	105	178	178	22	16	499

2005
External revenues	$263	$501	$292	$504	$16	$1,576
Intersegment revenues	84	–	–	–	–	84
Export revenues	22	–	–	22	–	44
Depreciation, depletion and amortization	28	52	–	29	–	109
Basis of real estate sold	–	–	124	–	–	124
Operating income	99	217	136	29	13	494

PLUM CREEK 2007 10k	89

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

A	During 2007, the Northern Resources Segment recognized a loss of $4 million related to forest fire damage, which is included in depreciation, depletion and amortization in the financial statements.

B	During 2005, the Southern Resources Segment recorded a loss of $2 million related to hurricane damage, which is included in depreciation, depletion and amortization in the financial statements.

C	The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million in 2007, $2 million in 2006, and $1 million during 2005. Impairments are recognized as part of cost of goods sold and reflected as part of operating income.

D	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $5 million for both 2007 and 2006 and $4 million for 2005.

A reconciliation of total operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2007	2006	2005

Total segment operating income	$488	$499	$494
Corporate and other unallocated expenses	(64)	(53)	(48)
Gain from Canadian Lumber Settlement	–	14	–
Other Operating Income (Expense), net	–	1	2

Operating Income	424	461	448
Interest Expense, net	(147)	(133)	(109)

Income before Income Taxes	$277	$328	$339

Intersegment sales prices are determined at least quarterly, based upon estimated market prices and terms in effect at the time. Export revenues in 2007 and 2006 consisted of log sales to Canada, as well as manufactured product sales, primarily to Canada and Mexico. Export revenues in 2005 consisted of log and manufacturing products sales primarily to Canada. The company does not hold any long-lived foreign assets.

Segment revenues from sales to our largest customer were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Northern Resources	$7	$4	$7
Southern Resources	137	160	193

Total	$144	$164	$200

NOTE 15. SUBSEQUENT EVENTS

On February 5, 2008, our Board of Directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $0.42 per share. Total dividends approximated $72 million and will be paid on February 29, 2008, to stockholders of record on February 14, 2008.

90	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 16. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions, Except Per Share Amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th QuarterC

2007
Revenues	$369	$395	$407	$504
Gross ProfitA	105	126	129	191
Operating Income	77	94	98	155
Income From Continuing Operations	45	58	59	117
Net Income	45	60	59	118

Net Income per Share—BasicD	$0.26	$0.34	$0.34	$0.68
Net Income per Share—DilutedD	$0.25	$0.34	$0.34	$0.68

2006
Revenues	$414	$380	$454	$379
Gross ProfitB	154	126	159	121
Operating Income	127	99	134	101
Income Before Cumulative Effect of Accounting Change	92	62	92	69
Net Income	94	62	92	69

Income per Share Before Cumulative Effect of Accounting Change—Basic and DilutedD	$0.50	$0.34	$0.51	$0.39
Net Income per Share—Basic and DilutedD	$0.51	$0.34	$0.51	$0.39

A	For the first three quarters of 2007, certain segment operating costs previously included in Cost of Goods Sold were reclassified to Selling, General and Administrative Expense to conform to the presentation for the twelve months ended December 31, 2007. Accordingly, the reclassification from Cost of Goods Sold to Selling, General and Administrative Expense increased Gross Profit by $1 million for each of the first, second and third quarters of 2007 from the previously reported quarterly results. The reclassification had no impact on Real Estate Segment operating income for any quarter in 2007.

B	Certain Real Estate Segment operating costs, previously included in Cost of Goods Sold, were reclassified to Selling, General and Administrative Expense in 2006 to conform to the 2007 presentation. Accordingly, the reclassification from Cost of Goods Sold to Selling, General and Administrative Expense increased Gross Profit by $1 million for each quarter of 2006 from the previously reported Unaudited Selected Quarterly Financial Data. The reclassification had no impact on Real Estate Segment operating income for any quarter in 2006.

C	Our 2006 fourth quarter net income includes a $14 million gain from the Canadian Lumber Settlement ($13 million, net of tax) or $0.07 per basic and diluted share.

D	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

PLUM CREEK 2007 10k	91

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2008 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments and also changed its method of accounting for its defined benefit plan.

/s/ Ernst & Young LLP

Seattle, Washington

February 22, 2008

92	PLUM CREEK 2007 10k

PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

The following consolidated financial statements relate to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2006 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of December 31, 2007, Plum Creek Timberlands, L.P. has sold $525 million of debt securities.

Plum Creek Timberlands, L.P.

Consolidated Statements Of Income

(IN MILLIONS)

Year Ended	December 31, 2007	December 31, 2006	December 31, 2005

Revenues:
Timber	$782	$807	$764
Real Estate	402	308	292
Manufacturing	471	493	504
Other	20	19	16

Total Revenues	1,675	1,627	1,576

Costs and Expenses:
Cost of Goods Sold:
Timber	523	487	418
Real Estate	144	122	149
Manufacturing	454	455	463
Other	3	3	3

Total Cost of Goods Sold	1,124	1,067	1,033

Selling, General and Administrative	127	117	100

Total Costs and Expenses	1,251	1,184	1,133

Gain from Canadian Lumber Settlement	-	14	-
Other Operating Income (Expense), net	-	4	5

Operating Income	424	461	448

Interest Expense, net	147	133	109

Income before Income Taxes	277	328	339

Provision (Benefit) for Income Taxes	(3)	13	8

Income from Continuing Operations	280	315	331

Gain on Sale of Properties, net of tax	2	-	23

Income Before Cumulative Effect of Accounting Change	282	315	354

Cumulative Effect of Accounting Change, net of tax	-	2	-

Net Income	$282	$317	$354

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2007 10k	93

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Balance Sheets

(IN MILLIONS)

	December 31, 2007	December 31, 2006

Assets
Current Assets:
Cash and Cash Equivalents	$240	$273
Restricted Advance from Customer	-	4
Accounts Receivable	33	40
Inventories	82	83
Deferred Tax Asset	7	7
Real Estate Development Properties	5	3
Assets Held for Sale	64	82
Other Current Assets	25	21

	456	513

Timber and Timberlands, net	3,949	3,876
Property, Plant and Equipment, net	202	216
Investment in Grantor Trusts	28	29
Other Assets	30	28

Total Assets	$4,665	$4,662

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$147	$125
Accounts Payable	48	42
Interest Payable	29	30
Wages Payable	25	27
Taxes Payable	23	24
Deferred Revenue	13	17
Other Current Liabilities	18	16

	303	281

Long-Term Debt	1,820	1,617
Line of Credit	556	581
Deferred Tax Liability	20	25
Other Liabilities	65	69

Total Liabilities	2,764	2,573

Commitments and Contingencies

Equity
Partners’ Capital	1,901	2,089

Total Liabilities and Partners’ Capital	$4,665	$4,662

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

94	PLUM CREEK 2007 10k

PARTII / ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Statements Of Partners’ Capital

(IN MILLIONS)

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

January 1, 2005	$2,238	$-	$2,238

Net Income	354	-	354
Other Comprehensive Income, net of tax	-	2	2

Total Comprehensive Income			356

Distributions to Parent	(271)	-	(271)

Capital Contributions from Parent	3	-	3

December 31, 2005	2,324	2	2,326

Net Income	317	-	317
Other Comprehensive Income, net of tax	-	2	2

Total Comprehensive Income			319

Adjustment to initially apply SFAS No. 158, net of tax of $5	-	(14)	(14)
Distributions to Parent	(546)	-	(546)
Capital Contributions from Parent	4	-	4

December 31, 2006	2,099	(10)	2,089

Net Income	282	-	282
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $4	-	12	12

Total Comprehensive Income			294

Distributions to Parent	(488)	-	(488)
Capital Contributions from Parent	6	-	6

December 31, 2007	$1,899	$2	$1,901

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2007 10k	95

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Statements Of Cash Flows

(IN MILLIONS)

Year Ended	December 31, 2007	December 31, 2006	December 31, 2005

Cash Flows From Operating Activities
Net Income	$282	$317	$354
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $4 Loss Related to Forest Fires in 2007 and $2 Loss Related to Hurricane in 2005)	134	128	113
Basis of Real Estate Sold	108	85	124
Expenditures for Real Estate Development	(19)	(6)	-
Deferred Income Taxes	(9)	1	(13)
Gain on Sales of Properties and Other Assets	(2)	(1)	(24)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	-	30	(21)
Other Working Capital Changes	8	(1)	(15)
Other	15	3	(2)

Net Cash Provided By Operating Activities	517	556	516

Cash Flows From Investing Activities
Capital Expenditures (Excluding Timberland Acquisitions)	(93)	(86)	(89)
Timberlands Acquired	(174)	(111)	(501)
Proceeds from Sale of Properties and Other Assets	3	2	29
Other	2	(4)	(2)

Net Cash Used In Investing Activities	(262)	(199)	(563)

Cash Flows From Financing Activities
Cash Distributions	(488)	(546)	(271)
Borrowings on Line of Credit	2,795	3,483	2,468
Repayments on Line of Credit	(2,820)	(3,397)	(2,421)
Proceeds from Issuance of Short-Term Debt	-	-	50
Repayment of Short-Term Debt	-	(50)	-
Proceeds from Issuance of Long-Term Debt	350	216	297
Principal Payments and Retirement of Long-Term Debt	(125)	(159)	(53)
Other	-	-	(1)

Net Cash Provided By (Used In) Financing Activities	(288)	(453)	69

Increase (Decrease) In Cash and Cash Equivalents	(33)	(96)	22
Cash and Cash Equivalents:
Beginning of Year	273	369	347

End of Year	$240	$273	$369

Supplementary Cash Flow Information

Cash Paid During the Year for:
Interest	$150	$140	$114
Income Taxes—Net	$5	$9	$25

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

96	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. (“Parent”) is a Delaware Corporation and real estate investment trust, or “REIT”. References herein to “the Operating Partnership,” “we,” “us,” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly-owned consolidated subsidiaries; references to “Plum Creek” relate to Plum Creek Timber Company, Inc. and all of its wholly-owned consolidated subsidiaries.

At December 31, 2007, the Operating Partnership owned and managed approximately 8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8 million acres are about 1.7 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Customer Concentrations. Revenues from the Operating Partnership’s largest customer accounted for 9%, 10% and 13% of total revenues in 2007, 2006 and 2005, respectively. If adverse market conditions for wood products were to continue or worsen, the loss of this customer could have a significant effect on the Operating Partnership’s results of operations.

Business Concentrations. Sales of the Operating Partnership’s timber and wood products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Sales of the Operating Partnership’s timberlands can be impacted by general U.S. economic conditions and local real estate market conditions. Changes in these industries or their economic conditions may significantly affect management’s estimates and the Operating Partnership’s performance.

Revenue Recognition. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The Operating Partnership sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut, timber deed or lump-sum sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract.

PLUM CREEK 2007 10k	97

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract (usually 12 to 18 months). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed. Under a lump-sum sale, the parties agree to a purchase price for all the timber available for harvest on a tract of land. Generally, the purchase price is paid when the contract is signed. Title to the timber and risk of loss transfers to the buyer as the timber is harvested. Therefore, revenue under a lump-sum sale is recognized each month over the term of the contract (usually 12 to 18 months) based on the timber harvested compared to the total estimated timber available to be harvested based on the timber cruise. An adjustment may be required to the extent the actual timber harvested is different than the estimate of timber available.

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products, primarily wood chips, and amounts billed for shipping and handling, are recognized at the time of delivery.

Revenue from real estate sales (excluding sales to joint ventures – see below) is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented less than 2% of our revenue from real estate sales for each of the years in the three-year period ended December 31, 2007. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances. Furthermore, we may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The Operating Partnership treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

Revenue generated from real estate sales include the sale of higher and better use timberlands, non-strategic timberlands and large blocks of timberlands. In some of these transactions, the Operating Partnership sold timberlands that qualified for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these sales involved a third party intermediary, whereby the third party intermediary received proceeds related to the property sold and then reinvested the proceeds in like-kind property. The proceeds are recorded as revenue when the third party intermediary receives them.

Revenue from real estate development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. On occasion, revenue from development projects will be recognized under the percentage of completion method when properties are sold prior to their completion. Less than 5% of our development projects sales during 2007 and 2006 were sold prior to completion of the project.

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

98	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Accounts Receivable. Accounts receivable at December 31, 2007 and 2006, is presented net of an allowance for doubtful accounts of $0.7 million and $0.6 million, respectively. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges . The Operating Partnership enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The Operating Partnership uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the Operating Partnership. Escrow funds held in connection with reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand and are not subject to risk of loss. At December 31, 2007 and 2006, there was $52 million and $29 million of cash from reverse like-kind exchange transactions included in Cash and Cash Equivalents, respectively. At December 31, 2007 and 2006, there were no current asset balances from forward like-kind exchange transactions.

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

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2007	December 31, 2006

Raw materials (logs)	$21	$25
Work-in-process	5	4
Finished goods	43	41

	69	70
Supplies	13	13

Total	$82	$83

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

PLUM CREEK 2007 10k	99

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

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

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the Operating Partnership’s 8 million acres of timberlands are approximately 1.7 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.7 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 500,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries.

Properties developed internally (“Internal Development”) will generally be low-intensity development limited to activities associated with obtaining entitlements and investing in infrastructure, such as roads and utilities. Larger and more complicated projects, such as master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing land and exercising certain protective rights (“External Development”).

Costs associated with a specific real estate project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal costs directly associated with the specific real estate project are capitalized. We capitalize improvements and other development costs, including interest costs and property taxes, during the development period (capitalized interest and property taxes were less than $1 million in 2007 and 2006). General real estate development costs not related to a specific project and costs incurred before management has concluded that it is probable that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, we determine the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value. At December 31, 2007, approximately $10 million of costs have been capitalized for a single project that has not yet received regulatory approval. If approval is not obtained, some or all of these capitalized costs could be written off in the next twelve months.

Capitalized costs (including our book basis in the related timber and timberlands) associated with Internal Developments were $21 million at December 31, 2007. The portion of the capitalized costs related to Internal Development properties that are expected to be sold within the next year ($5 million) is presented in the Consolidated Balance Sheet at December 31, 2007, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($16 million) is included in Other Assets. Total capitalized real estate development costs (including our book basis in the related timber and timberlands) at December 31, 2006 were $14 million, including $11 million included within Other Assets.

The book basis of higher and better use timberlands that are considered held for sale in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are presented in the Consolidated Balance Sheet as Assets Held for Sale. Total assets held for sale were $64 million at December 31, 2007 and $82 million at December 31, 2006. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the criteria of SFAS No. 144 are included in Timber and Timberlands. Capitalized costs (including our book basis in the related timber and timberlands) associated with External Development properties are presented in the Consolidated Balance Sheets as Assets Held for Sale if they are expected to be sold to a joint venture within the next year. External Development properties that are not expected to be sold to a joint venture within the next year are included in Timber and Timberlands.

100	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

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

All property, plant and equipment other than manufacturing machinery (lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

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

The Operating Partnership maintains another grantor trust, which the Operating Partnership uses to fund its non-qualified pension plan obligation. See Note 7 of the Notes to Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the Operating Partnership’s Consolidated Balance Sheets; realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss.

Shipping and Handling Costs. Costs incurred for shipping timber and manufactured products are included in Cost of Goods Sold.

Accounting for Share-Based Compensation. Share-based compensation is accounted for under SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted SFAS No. 123(R) on January 1, 2006, using the modified-prospective transition method. Results for prior periods have not been restated, as provided for under the modified-prospective method.

The adoption of SFAS No. 123(R) resulted in a cumulative benefit from an accounting change in the Consolidated Statements of Income of $2 million, net of tax, for the year ended December 31, 2006. The cumulative effect adjustment was primarily a result of changes in expense related to the fair value of the value management awards and dividend equivalents.

PLUM CREEK 2007 10k	101

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Other Operating Income. Periodically the Operating Partnership will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net.

Since 2000, the Operating Partnership has been a member of an industry coalition alleging that lumber exports to the U.S. were unfairly subsidized. During 2006, the Operating Partnership received settlement payments of $14 million ($13 million net of tax) from this dispute. The settlement is presented in our Consolidated Statements of Income as Gain from Canadian Lumber Settlement.

Accounting for Uncertainty in Income Taxes. In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). We adopted FIN 48 on January 1, 2007. The adoption of this standard did not result in a change to our beginning capital. As of the date of adoption and as of the year ended December 31, 2007, we do not have any liabilities for unrecognized tax benefits.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2007 presentation. The reclassifications had no impact on operating income or net income.

Certain Real Estate Segment operating costs, previously included in Cost of Goods Sold, were reclassified to Selling, General and Administrative Expense in 2006 and 2005 to conform to the 2007 presentation. Accordingly, the reclassification from Cost of Goods Sold to Selling, General and Administrative Expense was $4 million and $3 million for the years ended December 31, 2006 and 2005, respectively. The reclassification had no impact on Real Estate Segment operating income. See also Note 13 of the Notes to Financial Statements for the impact of this reclassification on the unaudited selected quarterly financial data.

New Accounting Pronouncements

SFAS No. 141(R). In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. The Operating Partnership is in the process of determining the effect, if any, the adoption of SFAS No. 141(R) will have on the consolidated financial statements.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The standard is required to be adopted prospectively and early adoption is not allowed. The Operating Partnership does not own any noncontrolling interests in consolidated subsidiaries and therefore does not expect the adoption of SFAS No. 160 to have any impact on the Operating Partnership’s financial condition, results of operations or cash flows.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 supersedes the definition of fair value in most existing pronouncements under generally accepted accounting principles that require or permit the use of fair value, including (but not limited to)

102	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

business combinations, impairments and exchanges of nonmonetary assets. SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 which delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The Operating Partnership partially adopted SFAS No. 157 in the first quarter of 2008, which did not result in recognition of a transition adjustment to retained earnings. The Operating Partnership will be required to provide expanded disclosures about fair value measurement, but does not expect the partial adoption of SFAS No. 157 to have any impact on the Operating Partnership’s financial condition, results of operations or cash flows.

The Operating Partnership will fully adopt SFAS No. 157, including all non-financial assets and liabilities, in the first quarter of 2009. The Operating Partnership is in the process of determining the effect, if any, the full adoption of SFAS No. 157 will have on the consolidated financial statements.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. Generally, the adoption of this standard is optional. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; early adoption is permitted for an entity’s first fiscal year that begins on or before November 15, 2007, provided that entity also adopts the provisions of SFAS No. 157 with the early adoption.

The Operating Partnership elected not to early adopt the provisions of SFAS No. 159. The Operating Partnership does not anticipate it will adopt SFAS No. 159 in the first quarter of 2008 for its existing eligible assets and liabilities.

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

PLUM CREEK 2007 10k	103

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

NOTE 2. TIMBER AND TIMBERLANDS AND PROPERTY, PLANT AND EQUIPMENT

Timber and timberlands consisted of the following (in millions):

	December 31, 2007	December 31, 2006

Timber and logging roads—net	$2,689	$2,631
Timberlands	1,260	1,245

Timber and Timberlands—net	$3,949	$3,876

During 2007, the Operating Partnership acquired approximately 69,000 acres of timberlands primarily located in Oregon and Georgia for $174 million. These purchases were financed primarily by using the funds from tax-deferred exchanges and our line of credit, and have been accounted for as asset acquisitions. Timberland dispositions during 2007 were approximately 252,000 acres, of which 164,000 acres were located in the Northern Resources Segment and 88,000 acres were located in the Southern Resources Segment.

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

The Operating Partnership’s Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income. Impairment losses recorded for the potential sale of non-strategic timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Impairment Losses	$1	$2	$1
Book Basis of Property	$8	$5	$3

During the third quarter of 2007, the Operating Partnership’s Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires on approximately 41,000 acres in Montana.

During 2005, the Operating Partnership’s Southern Resources Segment recognized a $2 million loss, representing the book basis of timber volume destroyed as a result of severe winds from Hurricane Katrina on approximately 350,000 acres in Mississippi.

During 2005, the Operating Partnership sold subsurface property rights (primarily coal reserves) in Buchanan County, Virginia. The sale of these properties is reflected in our Consolidated Statements of Income as Gain on Sale of Properties, net of tax. For the year ended December 31, 2005, we received sales proceeds of $21 million and, after deducting our book basis of $1 million, recorded a gain of $20 million.

104	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Property, plant and equipment consisted of the following (in millions):

	December 31, 2007	December 31, 2006

Land, buildings and improvements	$88	$87
Machinery and equipment	312	296

	400	383
Accumulated depreciation	(198)	(167)

Property, Plant and Equipment—net	$202	$216

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

The book basis of the Operating Partnership’s assets and liabilities exceeds its tax basis by approximately $2.4 billion at December 31, 2007. Plum Creek’s wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek will generally be subject to corporate-level tax (built-in gains tax) if Plum Creek makes a taxable disposition of certain property acquired in the merger within the ten-year period following the merger date. The built-in gains tax applies to gains from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. Built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. The built-in gains tax does not apply to income generated from the harvesting and sale of timber.

In connection with Plum Creek Timber Company Inc.’s merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2007, the $11 million deferred income tax liability was reduced by $1 million due to the payment of tax in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Plum Creek remeasures the amount of deferred income taxes needed in connection with expected sales of timberlands subject to

PLUM CREEK 2007 10k	105

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

the built-in gains tax each quarterly reporting period. In 2005, Plum Creek reduced its deferred tax liability associated with timber and timberlands by $5 million and correspondingly recorded a deferred tax benefit of $5 million. Based on projected timberland sales subject to the built-in gains tax for the period January 1, 2008 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties, it is estimated Plum Creek needs a deferred tax liability of approximately $5 million. As a result, no adjustment to the deferred tax liability associated with built-in gains tax was made in 2007 or 2006.

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the Operating Partnership’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the Operating Partnership’s higher and better use timberlands.

The provision for income taxes consists of the following for the years ended December 31 (in millions):

	2007	2006	2005

Current income taxes:
Federal	$6	$11	$17
State	1	2	3
Deferred income taxes:
Federal	(9)	-	(6)
State	(1)	-	(1)
Benefit from remeasurement of built-in gains deferred tax liability	-	-	(5)

Provision (benefit) for income taxes on income from continuing operations	$(3)	$13	$8

The federal statutory income tax rate was 35%. The income generated by the activities of the Operating Partnership is generally not subject to federal and state income tax. The permanent book-tax differences consist primarily of differences in cost basis for timberlands that were sold, in which the tax basis exceeded the book basis. The provision for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2007	2006	2005

Provision for income taxes on income from continuing operations computed at the federal statutory tax rate	$97	$115	$119
Partnership income not subject to federal tax	(93)	(100)	(101)
State income taxes, net of federal benefit	-	1	1
Benefit from remeasurement of built-in gains deferred tax liability	-	-	(5)
Permanent book-tax differences	(7)	(3)	(6)

Provision (benefit) for income taxes on income from continuing operations	$(3)	$13	$8

Total income tax expense (benefit) was allocated as follows for the years ended December 31 (in millions):

	2007	2006	2005

Income from continuing operations	$(3)	$13	$8
Gain on sale of properties	-	-	-
Cumulative effect of accounting change	-	1	-
Other comprehensive income	4	(5)	-
Additional capital (share-based compensation)	(1)	-	(1)

Total income tax expense (benefit)	$-	$9	$7

106	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries and for the assets of the Operating Partnership that are subject to built-in gains. The components of net deferred income tax liabilities are as follows at December 31 (in millions):

	2007	2006

Deferred income tax assets:
Accrued compensation	$9	$10
Accrued pension benefits	7	10
Timber and timberlands	4	2
Accrued worker’s compensation benefits	5	4
Other accruals and reserves	2	3

	27	29

Deferred income tax liabilities:
Machinery and equipment	(40)	(45)
Other	-	(2)

	(40)	(47)

Deferred income tax liability, net	$(13)	$(18)

Deferred income tax liabilities at December 31, 2007 and 2006, are net of deferred tax assets included in current assets of $7 million for each year. On December 31, 2006, in connection with the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, we recorded a deferred tax asset of $5 million. On December 31, 2007, we reduced the related deferred tax asset by $4 million as a result of recording other comprehensive income for 2007 related to our defined benefit plans (see Note 6 and Note 7 of the Notes to Financial Statements).

Plum Creek filed its federal income tax return as part of Georgia-Pacific’s consolidated income tax return for all tax years through the date of the merger with The Timber Company on October 6, 2001. Under the agreement governing the terms of the merger with The Timber Company, Plum Creek remains liable to Georgia-Pacific for any additional tax that would result from audit adjustments by the Internal Revenue Service (the “Service”) and by state and local taxing authorities. The Service has completed all examinations of Georgia-Pacific’s consolidated income tax returns through 2000. Georgia-Pacific’s consolidated income tax return for 2001 is currently under examination. Additionally, there are no open tax years for Plum Creek Timber Company, Inc. prior to 2004.

Plum Creek recognizes interest and penalties, if incurred, related to income taxes in Plum Creek’s Provision for Income Taxes in Plum Creek’s Consolidated Statements of Income. As of December 31, 2007 and 2006, Plum Creek had a liability of $2 million and $1 million, respectively, for accrued interest related to income taxes in the Consolidated Balance Sheets. During the years ended December 31, 2007, 2006 and 2005, Plum Creek recorded less than $1 million each in the Consolidated Statements of Income for interest related to income taxes.

PLUM CREEK 2007 10k	107

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

NOTE 4. BORROWINGS

Long–term debt consists of the following (in millions):

	December 31, 2007	December 31, 2006

Senior Notes due 2009, 8.73% plus unamortized premium of $2.6 at 12/31/07, effective rate of 7.55%	$153	$154

Senior Notes due 2011, mature serially 2009 to 2011, 7.67% to 7.83%, plus unamortized premium of $0.2 at 12/31/07, effective rates of 7.43% to 7.84%	100	172

Term Credit Agreement due 2012, 5.42% at 12/31/07, based on LIBOR plus 0.45%.	350	-

Senior Notes due 2013, mature serially 2008 to 2013, 4.96% to 6.18%	280	280

Senior Notes due 2013, mature serially 2008 to 2013, 7.25% to 7.76%, less unamortized discount of $3.6 at 12/31/07, effective rates of 7.25% to 8.04%	441	441

Senior Notes due 2015, 5.875% less unamortized discount of $7.1 at 12/31/07, effective rate of 6.09%	518	517

Senior Notes due 2016, mature serially 2008 to 2016, 7.87% to 8.05%, plus unamortized premium of $0.1 at 12/31/07, effective rates of 7.42% to 8.05%	125	125

Senior Notes due 2007, 11.125%	-	15

First Mortgage Notes due 2007, 11.125%	-	13

Senior Notes due 2007, 5.31%	-	25

Total Long-term Debt	1,967	1,742

Less: Current Portion	(147)	(125)

Long-term Portion	$1,820	$1,617

The Operating Partnership has a $750 million revolving line of credit agreement that matures in June 2011. The revolving line of credit may be increased to $1 billion subject to certain terms and conditions. As of December 31, 2007, the weighted-average interest rate for the borrowings on the line of credit was 5.48%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2007, we had $556 million of borrowings and $13 million of standby letters of credit outstanding; $181 million remained available for borrowing under our line of credit. As of January 2, 2008, $182 million of the borrowings under our line of credit was repaid.

On June 15, 2007, the Operating Partnership entered into a $350 million term credit agreement that matures in June 2012. As of December 31, 2007, the interest rate for the term credit agreement was 5.42%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Plum Creek Timber Company, Inc. has a shelf registration statement filed with the Securities and Exchange Commission under which Plum Creek , from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P., may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

On May 2, 2006, the Operating Partnership, issued off the shelf registration statement $225 million aggregate principal amount of its senior notes with a coupon rate of 5.875%, at a market price of 96.686% of the principal amount. The net proceeds of $216 million were used primarily to repay outstanding debt maturing during 2006. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

108	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

During 2007, the Operating Partnership made debt principal payments totaling $123 million. During 2006, the Operating Partnership made debt principal payments totaling $207 million.

The senior notes are structurally subordinated to all unsecured debt and liabilities of the Operating Partnership’s subsidiaries to the extent of the value of the assets secured by such debt. At December 31, 2007, the total amount of unsecured debt and liabilities of the Operating Partnership’s subsidiaries was $850 million. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Operating Partnership’s business or other similar process, the assets of the Operating Partnership’s subsidiaries will be available to pay the amounts due on the senior notes only after the unsecured indebtedness of the Operating Partnership’s subsidiaries has been repaid in full.

The Senior Notes (excluding the Senior Notes due 2011) are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $169 million at December 31, 2007 and $114 million at December 31, 2006. The Senior Notes are unsecured. The Senior Notes due 2011 are not redeemable prior to maturity.

The aggregate maturities on all debt agreements and the line of credit are as follows as of December 31, 2007 (in millions):

Maturity	Debt Agreements	Line of Credit	Total

2008	$147	$-	$147
2009	199	-	199
2010	57	-	57
2011	422	556	978
2012	352	-	352
Thereafter	790	-	790

Total	$1,967	$556	$2,523

The Operating Partnership’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments on behalf of Plum Creek, (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments (see Note 6 of the Notes to Financial Statements) based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit requires that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership was in compliance with all of our borrowing agreement covenants as of December 31, 2007.

NOTE 5. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents and notes receivable approximate fair values due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $2.60 billion and $2.38 billion at December 31, 2007 and 2006, respectively, and the carrying amount

PLUM CREEK 2007 10k	109

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

was $2.52 billion and $2.32 billion at December 31, 2007 and 2006, respectively. The fair value of the Operating Partnership’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes; the fair value of the remainder of the Operating Partnership’s debt is estimated using the same rates adjusted for the different maturities.

Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $19 million at both December 31, 2007 and 2006. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains relating to mutual fund investments were approximately $4 million at both December 31, 2007 and 2006. The Operating Partnership records changes in unrealized holding gains in Other Comprehensive Income. Realized gains were $1 million in 2007 and were less than $1 million in 2006 and 2005. See Note 7 of the Notes to Financial Statements for discussion of the Operating Partnership’s Pension Plans.

Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $9 million at both December 31, 2007 and 2006. Unrealized holding gains related to mutual fund investments were $1 million at both December 31, 2007 and 2006. The change in unrealized holding gains has been recognized in the Operating Partnership’s Consolidated Statements of Income resulting in a gain of less than $1 million in both 2007 and 2006, and a loss of less than $1 million in 2005. Realized gains and losses were less than $1 million in 2007, 2006, and 2005. Deferred compensation obligations are included in Other Liabilities and were $9 million at both December 31, 2007 and 2006.

NOTE 6. PARTNERS’ CAPITAL

Under the terms of our note agreements and line of credit (see Note 4 of the Notes to Financial Statements), the Operating Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. Subject to certain restrictions, the Operating Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, the Operating Partnership could distribute or advance the cash on its balance sheet as of December 31, 2007, or $240 million, all of which is considered unrestricted assets. At December 31, 2007, the Operating Partnership and its consolidated subsidiaries had net assets of $1,901 million of which $1,661 million was restricted from being transferred by the Operating Partnership to Plum Creek Timber Company, Inc.

110	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Comprehensive Income

Comprehensive income includes net income, adjustments pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After- tax Amount

December 31, 2005
Net Income			$354
Unrealized Holding Gains	$2	$–	2

Total Comprehensive Income			$356

December 31, 2006
Net Income			$317
Unrealized Holding Gains	$2	$–	2

Total Comprehensive Income			$319

December 31, 2007
Net Income			$282
Unrealized Holding Gains	$1	$–	1
Less: Reclassification to Net Income	(1)	–	(1)
Defined Benefit Plans:
Actuarial Gain	14	4	10
Less: Reclassification to Net Income	1	–	1
Prior Service Cost	1	–	1

Total Comprehensive Income			$294

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2007	2006

Net Unrealized Holding Gains	$4	$4
Defined Benefit Plans:
Net Loss	(2)	(13)
Prior Service Costs	–	(1)

	$2	$(10)

PLUM CREEK 2007 10k	111

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

NOTE 7. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan. Plum Creek Timberlands, L.P. sponsors defined benefit pension plans that cover substantially all employees of the Operating Partnership. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2007	2006

Change In Benefit Obligation
Benefit obligation at beginning of period	$120	$116
Service cost	6	6
Interest cost	7	7
Amendment	(1)	–
Actuarial (gain) loss	(12)	1
Benefits paid	(10)	(10)

Benefit obligation at end of period	$110	$120

Change In Plan Assets
Fair value of plan assets at beginning of period	$86	$82
Actual return on plan assets	7	8
Employer contributions	2	6
Benefits paid	(10)	(10)

Fair value of plan assets at end of period	85	86

Funded Status—December 31	$(25)	$(34)

The underfunded status of our plans of $25 million at December 31, 2007, is recognized in our Consolidated Balance Sheet as a current pension liability of $2 million and long-term pension liability of $23 million. The unfunded status of our plans of $34 million at December 31, 2006, is recognized in our Consolidated Balance Sheet as a current liability of $3 million and long-term pension liability of $31 million. The accumulated benefit obligation was $95 million and $100 million at December 31, 2007 and December 31, 2006, respectively.

The Operating Partnership maintains a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. Assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, pension assets for the non-qualified plans are not considered plan assets, and therefore, have not been netted against our pension liability. Pension assets for the non-qualified plans are included in “Investment in Grantor Trusts” and the related pension liability is included in “Other Liabilities” and “Other Current Liabilities” in our Consolidated Balance Sheets. At December 31, 2007 and 2006, the accumulated benefit obligation for the non-qualified plans was $18 million and $19 million, respectively, and the fair value of assets held in a grantor trust associated with the non-qualified plans was $19 million at both December 31, 2007, and December 31, 2006.

112	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

The components of pension cost recognized in net income were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Service cost	$6	$6	$6
Interest cost	7	7	6
Expected return on plan assets	(6)	(6)	(5)
Recognized actuarial loss	1	1	2

Total pension cost	$8	$8	$9

The components of pension cost recognized in comprehensive income is as follows for the years ended December 31 (in millions):

	2007	2006	2005

Net loss (gain)	$ (14)	$ n/a	$ n/a
Prior service cost (credit)	(1)	n/a	n/a
Amortization of net loss	(1)	n/a	n/a

Total recognized in other comprehensive income	$ (16)	$ n/a	$ n/a

Total recognized in comprehensive income	$ (8)	$ n/a	$ n/a

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2007	2006

Net loss (gain)	$3	$18
Prior service cost (credit)	$–	$1
Deferred tax benefit	$(1)	$(5)

During 2008, we expect less than $1 million of net actuarial loss and prior service cost to be recognized as a component of pension cost from the amortization of these amounts.

Weighted-average assumptions used to determine benefit obligation:

	December 31, 2007	December 31, 2006

Discount rate	6.75%	5.90%
Rate of compensation increase	3.70%	3.70%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2007	2006	2005

Discount rate	5.90%	5.75%	5.75%
Expected long-term return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	3.70%	3.70%	3.70%

PLUM CREEK 2007 10k	113

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2007 and 2006.

Most of the Operating Partnership’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after three years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the Operating Partnership on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

It is the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued). There was no funding of the qualified plan during 2007 because as of December 31, 2007, the fair value of plan assets of $85 million exceeded the accumulated benefit obligation of $77 million by $8 million. As a result of the Operating Partnership’s funding policy, annual qualified pension contributions are significantly impacted by investment returns and changes in interest rates. Based on current interest rates and expected returns, the Operating Partnership expects 2008 contributions to the qualified pension plan to range between $0 and $5 million. During 2008, the Operating Partnership expects to contribute between $0 and $1 million to its grantor trust associated with the non-qualified plans.

The following table presents expected future benefit payments projected based on the same assumptions used by the Operating Partnership to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected benefit payments

2008	$10
2009	11
2010	11
2011	11
2012	15
2013 through 2017	59

Plan assets were allocated as follows:

	December 31, 2007	December 31, 2006

Large Capitalization Domestic Equities	32%	31%
Small and Mid-Size Capitalization Domestic Equities	14%	12%
International Equities	20%	14%
Fixed Income	34%	33%
Hedge Funds	–%	10%

Total	100%	100%

114	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

It is the Operating Partnership’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The Operating Partnership uses seven fund managers to capture favorable returns in various asset classes and to diversify risk. At December 31, 2007, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	27% to 37%
Small and Mid-Size Capitalization Domestic Equities	9% to 19%
International Equities	15% to 25%
Fixed Income	31% to 37%

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

Over a full market cycle, the investment goal for large capitalization domestic equities is to exceed the applicable benchmark (e.g., S&P 500 Index) by one-half of one percent per annum, and the investment goal for small and mid-size capitalization domestic equities and international equities is to exceed the applicable benchmark (e.g., Russell 2000 Value Index) by one percent. The investment goal for fixed income investments is to exceed the applicable benchmark (e.g., Lehman Brothers Aggregate Bond Index) by one-quarter of one percent per annum. The investment goals are net of related fees.

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $6 million in 2007, $6 million in 2006 and $5 million in 2005. The employer match was 100% for 2007, 2006 and 2005.

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

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of Plum Creek Timber Company, Inc. common stock reserved and eligible for issuance. At December 31, 2007, 3.8 million shares of the 12.4 million reserved shares have been used and, therefore, 8.6 million shares remain available for

PLUM CREEK 2007 10k	115

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

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

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2007:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Balance at January 1, 2007	2,273,021	$29.79
Granted	513,505	40.41
Exercised/surrendered	(335,180)	22.78
Cancelled/forfeited	(100,824)	34.28

Outstanding, December 31, 2007	2,350,522	$32.92	6.6	$31

Vested or expected to Vest, December 31, 2007	2,141,044	$32.58	6.5	$29

Exercisable, December 31, 2007	1,307,443	$29.07	5.3	$22

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2007	2006	2005

Proceeds from stock options exercised	$8	$7	$9
Intrinsic value of stock options exercised	$6	$5	$7
Tax benefit related to stock options exercised	$0.8	$0.2	$0.4

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2007	2006	2005

Expected term (years)	6	6	6
Risk-free interest rate	4.8%	4.5%	4.1%
Volatility	22.2%	23.1%	24.0%
Dividend yield	4.2%	4.5%	4.1%
Weighted-average measurement date fair value	$7.20	$6.10	$6.82

116	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests between six months and three years from the grant date. Termination of employment prior to the end of the restricted period will generally require the return of the restricted stock to Plum Creek. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2007, 2006 and 2005 were $40.85, $35.98 and $36.99, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the year ended December 31, 2007:

	Shares	Weighted- Average Grant Date Fair Value

Balance at January 1, 2007	64,700	$35.39
Granted	18,000	$40.85
Vested	(46,200)	$36.22
Forfeited	(1,000)	$36.68

Balance at December 31, 2007	35,500	$36.68

The total fair value of restricted stock awards that vested during the year ended December 31, 2007 was approximately $2 million. The total fair value of restricted stock awards that vested during the years ended December 31, 2006 and 2005 was less than $1 million each.

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2007 and 2006 was $40.37 and $35.63, respectively. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

PLUM CREEK 2007 10k	117

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Restricted stock unit activity was as follows for the year ended December 31, 2007:

	Units	Weighted-Average Grant Date Fair Value

Balance at January 1, 2007	92,715	$35.62
Granted	119,105	$40.37
Vested	(19,460)	$35.80
Forfeited	(20,329)	$37.34

Balance at December 31, 2007	172,031	$38.70

The total fair value of restricted stock units that vested during the years ended December 31, 2007 and 2006 was less than $1 million each.

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

Value management awards activity was as follows for the year ended December 31, 2007:

Units

Balance at January 1, 2007	129,385
Grants	69,845
Payments	(34,240)
Forfeitures	(11,350)

Balance at December 31, 2007	153,640

118	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2007 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2005 to 2007	36,865	$6.3	$–	$7.4
2006 to 2008	54,150	$9.2	$3.0	$10.8
2007 to 2009	62,625	$9.3	$5.5	$12.5

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance PeriodA	Payout Value per Unit	Total Payout (millions)	Payment Date

2005 to 2007	$170	$6.3	1st Quarter 2008
2004 to 2006	$74	$2.5	1st Quarter 2007
2002 to 2004	$116	$9.0	1st Quarter 2005

A	No value management awards were granted with a performance period ending in 2005.

Dividend Equivalents. Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by Plum Creek multiplied by the number of unexercised stock options. No dividend equivalents have been awarded since 2005.

For awards granted in 2005 and 2004, each year during the five-year performance period, a participant may be eligible to earn a percentage of Plum Creek’s current year dividend plus a percentage of prior year unearned dividends to the extent that Plum Creek has achieved a minimum level of total shareholder return. The total shareholder return computation consists of Plum Creek’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon Plum Creek’s performance for that year measured against the performance of the Peer Group. Dividends are earned in whole or in part based on a sliding scale. If Plum Creek’s total shareholder return is below the 50th percentile of the Peer Group, the percentage amount is zero. If Plum Creek’s total shareholder return is at or above the 75 th percentile, the full amount of the dividend is earned. If Plum Creek’s relative performance is between the 50th and the 75th percentiles, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year. The minimum level of total shareholder return must be at least 5.5% on an annualized basis.

For awards granted prior to 2004, each year during the respective five-year performance period, a participant may earn an amount equal to Plum Creek’s current year dividend plus prior year unearned dividends to the extent Plum Creek’s total shareholder return on an annualized basis equals or exceeds 13% for 15 trading days out of any 30 trading day period in any given year.

PLUM CREEK 2007 10k	119

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Payments related to any earned dividend equivalents are made at the end of the five-year performance period. Amounts earned, if any, are paid in the quarter immediately following the end of the five-year performance period. Unless otherwise specified by the participant, each payment is paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek’s common stock. If a participant terminates employment prior to the end of the five-year performance period, a cash payment is made for any performance goals achieved in connection with vested stock options through the last day of employment. Payment related to unvested stock options and performance goals achieved after termination of employment are forfeited. At December 31, 2007, 1.1 million dividend equivalents, net of forfeitures, granted to employees, officers and directors of the Operating Partnership were outstanding.

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2007 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2003 to 2007	306,925	$3.0	$–	$3.0
2004 to 2008	389,499	$1.8	$0.4	$2.1
2005 to 2009	370,374	$1.5	$0.6	$2.2

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is calculated based on earned dividends to date plus potential future unearned dividends assuming a quarterly dividend rate of $0.42 per share.

Presented below is a summary of earned and paid (primarily in cash) dividend equivalent rights for the following five-year performance periods:

Performance Period	Total Payout (millions)	Payment Date

2003 to 2007	$3.0	1st Quarter 2008
2002 to 2006	$1.7	1st Quarter 2007
2001 to 2005	$3.0	1st Quarter 2006
2000 to 2004	$3.0	1st Quarter 2005

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

120	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

end of the most recent quarter, and its simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of Plum Creek and the Peer Group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of Plum Creek’s and the Peer Group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that the current quarterly dividend of Plum Creek’s common stock of $0.42 per share will remain constant through the end of the performance period.

Accounting for Share-Based Compensation. The Operating Partnership expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by the Operating Partnership on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was approximately $20 million, $9 million and $9 million for the years ended December 31, 2007, 2006, and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, the Operating Partnership recognized $5 million, $2 million and $2 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2007, there was $19 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

NOTE 9. RELATED-PARTY TRANSACTIONS

Transactions with Parent. The Operating Partnership’s parent, Plum Creek Timber Company, Inc., provides share-based compensation plans that cover employees of the Operating Partnership (see Note 8 of the Notes to Financial Statements). All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all share-based compensation expense is allocated to the Operating Partnership.

PLUM CREEK 2007 10k	121

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

NOTE 10. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2007	December 31, 2006

Other Current Assets
Prepaid expenses	$7	$8
Taxes receivable	4	4
Notes receivable	9	3
Other	5	6

	$25	$21

Other Non-Current Assets
Real Estate Development Properties	$16	$11
Unamortized debt issue costs	6	7
Deposits	7	6
Notes receivable	1	1
Other	–	3

	$30	$28

Other Current Liabilities
Long-term incentive compensation	$9	$4
Accrued pension liability	2	3
Other	7	9

	$18	$16

Other Non-Current Liabilities
Timber obligations	$9	$10
Deferred compensation	9	9
Long-term incentive compensation	11	6
Accrued pension liability	23	31
Other	13	13

	$65	$69

NOTE 11. COMMITMENTS AND CONTINGENCIES

Contingencies. The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Moreover, during 2007, the Operating Partnership resolved several lawsuits related to alleged property damage (“Property Damage Litigations”). We recorded a charge of less than $1 million in our Consolidated Statements of Income upon settlement of the Property Damage Litigations.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided the Operating Partnership with information about the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties (“Arkansas Environmental Issue”). Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. A remediation plan has not yet been

122	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

approved. The Operating Partnership believes that it has strong defenses in the matter. Furthermore, to the extent the Operating Partnership is required to indemnify Georgia-Pacific for its share of the remediation costs, the Operating Partnership may be able to recover all or a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both. No amounts have been accrued for this potential liability.

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

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2008 through 2023, with various renewal options by either party for periods ranging from three years to 15 additional years.

Lease Commitments. The Operating Partnership leases buildings and equipment under non–cancelable operating lease agreements. The Operating Partnership leases certain timberlands in which the Operating Partnership acquired title to the standing timber at the inception of the lease. Operating lease expense was $7 million in both 2007 and 2006 and $5 million in 2005. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2007 (in millions):

	Operating Leases	Timber Obligations

2008	$5	$1
2009	5	1
2010	4	1
2011	3	1
2012	2	1
Thereafter	7	4

Total	$26	$9

NOTE 12. SEGMENT INFORMATION

The Operating Partnership is organized into ten business units on the basis of both product line and geographic region. Each business unit has a separate management team due to geographic location, marketing strategies and/or production processes. In applying SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, these business units have been aggregated into five reportable segments based on similar long-term economic characteristics. The Operating Partnership’s reportable segments are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufactured Products and (5) Other.

Northern Resources Segment. The Northwest Resource region, the Lake States Resource region and the Northeast Resource region are aggregated into the Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Washington, West Virginia and

PLUM CREEK 2007 10k	123

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

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

Southern Resources Segment. The Gulf South Resource region and the Atlantic South Resource region are aggregated into the Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers and also to producers of oriented strand board. Additionally, the Southern Resources Segment leases a portion of our timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment. The Real Estate Segment consists of sales of higher and better use timberlands and non-strategic timberlands, including, from time to time, the sale of large blocks of timberlands. We estimate that included in the Operating Partnership’s 8 million acres of timberlands are approximately 1.7 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.7 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 500,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries. Properties developed internally by the Operating Partnership will generally be low-intensity development limited to obtaining entitlements and investing in infrastructure such as roads and utilities. Larger and more complicated projects, such as master planned communities, will be developed through joint venture arrangements in which we are the minority partner and our involvement is limited to selling and/or contributing timberlands and exercising certain protective rights.

Manufactured Products Segment. The lumber, plywood and medium density fiberboard (MDF) businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills, two plywood mills, two MDF facilities, one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada. Residual chips that are not used internally are sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Lumber	$180	$203	$223
Plywood	128	137	144
MDF	163	153	137

Total	$471	$493	$504

124	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Other Segment. The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way.

During the first quarter of 2005, the Operating Partnership sold subsurface property rights (primarily coal reserves) for proceeds of $21 million. The net gain from this sale after reducing the proceeds for our book basis and applicable income tax, was $20 million. These gains have been reported in our Consolidated Statements of Income as a separate line item below Income from Continuing Operations.

The Operating Partnership evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the Operating Partnership does not produce such information internally.

The table below presents information about reported segments for the years ended December 31 (in millions):

	Northern ResourcesA	Southern ResourcesB	Real EstateC	Manufactured Products	Other	TotalD

2007

External revenues	$290	$492	$402	$471	$20	$1,675
Intersegment revenues	71	-	-	-	-	71
Export revenues	13	-	-	30	-	43
Depreciation, depletion and amortization	42	58	-	29	-	129
Basis of real estate sold	-	-	108	-	-	108
Operating income	58	161	250	2	17	488

2006

External revenues	$328	$479	$308	$493	$19	$1,627
Intersegment revenues	85	-	-	-	-	85
Export revenues	20	-	-	27	-	47
Depreciation, depletion and amortization	36	57	-	30	-	123
Basis of real estate sold	-	-	85	-	-	85
Operating income	105	178	178	22	16	499

2005

External revenues	$263	$501	$292	$504	$16	$1,576
Intersegment revenues	84	-	-	-	-	84
Export revenues	22	-	-	22	-	44
Depreciation, depletion and amortization	28	52	-	29	-	109
Basis of real estate sold	-	-	124	-	-	124
Operating income	99	217	136	29	13	494

A	During 2007, the Northern Resources Segment recognized a loss of $4 million related to forest fire damage, which is included in depreciation, depletion and amortization in the financial statements.

B	During 2005, the Southern Resources Segment recorded a loss of $2 million related to hurricane damage, which is included in depreciation, depletion and amortization in the financial statements.

C	The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million in 2007, $2 million in 2006, and $1 million during 2005. Impairments are recognized as part of cost of goods sold and reflected as part of operating income.

D	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $5 million for both 2007 and 2006 and $4 million for 2005.

PLUM CREEK 2007 10k	125

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

A reconciliation of total operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2007	2006	2005

Total segment operating income	$488	$499	$494
Corporate and other unallocated expenses	(64)	(53)	(48)
Gain from Canadian Lumber Settlement	–	14	–
Other Operating Income (Expense), net	–	1	2

Operating Income	424	461	448
Interest Expense, net	(147)	(133)	(109)

Income before Income Taxes	$277	$328	$339

Intersegment sales prices are determined at least quarterly, based upon estimated market prices and terms in effect at the time. Export revenues in 2007 and 2006 consisted of log sales to Canada, as well as manufactured product sales, primarily to Canada and Mexico. Export revenues in 2005 consisted of log and manufacturing products sales primarily to Canada. The Operating Partnership does not hold any long-lived foreign assets.

Segment revenues from sales to our largest customer were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Northern Resources	$7	$4	$7
Southern Resources	137	160	193

Total	$144	$164	$200

NOTE 13. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th QuarterC

2007
Revenues	$369	$395	$407	$504
Gross ProfitA	105	126	129	191
Operating Income	77	94	98	155
Income From Continuing Operations	45	58	59	117
Net Income	45	60	59	118

2006
Revenues	$414	$380	$454	$379
Gross ProfitB	154	126	159	121
Operating Income	127	99	134	101
Income Before Cumulative Effect of Accounting Change	92	62	92	69
Net Income	94	62	92	69

A

For the first three quarters of 2007, certain segment operating costs previously included in Cost of Goods Sold were reclassified to Selling, General and Administrative Expense to conform to the presentation for

126	PLUM CREEK 2007 10k

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

the twelve months ended December 31, 2007. Accordingly, the reclassification from Cost of Goods Sold to Selling, General and Administrative Expense increased Gross Profit by $1 million for each of the first, second and third quarters of 2007 from the previously reported quarterly results. The reclassification had no impact on Real Estate Segment operating income for any quarter in 2007.

B	Certain Real Estate Segment operating costs, previously included in Cost of Goods Sold, were reclassified to Selling, General and Administrative Expense in 2006 to conform to the 2007 presentation. Accordingly, the reclassification from Cost of Goods Sold to Selling, General and Administrative Expense increased Gross Profit by $1 million for each quarter of 2006 from the previously reported Unaudited Selected Quarterly Financial Data. The reclassification had no impact on Real Estate Segment operating income for any quarter in 2006.

C	2006 fourth quarter net income includes a $14 million gain from the Canadian Lumber Settlement ($13 million, net of tax).

PLUM CREEK 2007 10k	127

PART II/ ITEM 8

Plum Creek Timberlands, L.P.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Partners of

Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments and also changed its method of accounting for its defined benefit plan.

/s/ Ernst & Young LLP

Seattle, Washington

February 22, 2008

128	PLUM CREEK 2007 10k

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Plum Creek Timber Company, Inc. and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 22, 2008

PLUM CREEK 2007 10k	129

PART II / ITEM 9

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

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

130	PLUM CREEK 2007 10k

PART III/ ITEM 10

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the company’s executive officers, code of ethics and certain other corporate governance matters is presented in Part I of this Form 10-K. Information under the following captions in the company’s 2008 Annual Meeting Proxy Statement is incorporated herein by reference: “Proposal 1—Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “Board of Directors and Corporate Governance—Selection of Nominees to the Board of Directors”; and “Board of Directors and Corporate Governance—Board Committees—Audit Committee”.

ITEM 11. EXECUTIVE COMPENSATION

Information under the following captions in the company’s 2008 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report on Executive Compensation”; and “Board of Directors and Corporate Governance—Director Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is presented in Part II of this Form 10-K. Information under the following captions in the company’s 2008 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation—Equity Compensation Plan Information”; and “ Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the following captions in the company’s 2008 Annual Meeting Proxy Statement is incorporated herein by reference: “Related Party Transactions”; “Board of Directors and Corporate Governance – Director Independence”; and “Board of Directors and Corporate Governance – Board Committees—Audit Committee”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the following caption in the company’s 2008 Annual Meeting Proxy Statement is incorporated herein by reference: “Independent Auditors—Fees to the Independent Auditors for 2006 and 2007”.

PLUM CREEK 2007 10k	131

PART iV / ITEM 15

PART IV

I TEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report

(1)	Financial Statements and Supplementary Financial Information

The following consolidated financial statements of the company are included in Part II, Item 8 of this Form 10–K:

(2)	Financial Statement Schedules

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

132	PLUM CREEK 2007 10k

PART 1V / ITEM 15

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999. (Exhibit 2.6 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

2.3	Real Estate Purchase and Sale Agreement between Plum Creek Timberlands, L.P. and Soterra, LLC dated March 28, 2005 (Exhibit 2.1 and Exhibit 2.2 to Form 8-K, File No. 1-10232, filed on April 1, 2005).

2.4	Real Estate Purchase and Sale Agreement between Plum Creek Timberlands, L.P. and Escanaba Timber LLC, dated September 30, 2005 (Exhibit 2.1 to Form 8-K, File No. 1-10232, filed on October 5, 2005).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended.

4.1	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4	Senior Note Agreement, dated as of October 9, 2001, governing terms of $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and Wells Fargo Bank, National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on July 3, 2006).

PLUM CREEK 2007 10k	133

PART 1V/ ITEM 15

Exhibit Designation	Nature of Exhibit

10.2	Credit Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, and The Royal Bank of Scotland, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Financial Institutions Party Thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.3	Amendment Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., and Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of June 29, 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.4	Form of Primary Insurance Policy (Exhibit 10.3 to Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.5+	Plum Creek Supplemental Benefits Plan (Exhibit 10.B.1 to Form 10-K/A, Amendment No. 1, File No. 1-10239), for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan. (Exhibit 10.B.1 to Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995). Second Amendment to the Plum Creek Supplemental Benefits Plan (Exhibit 10.3 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2003).

10.6+	Plum Creek Timber Company, Inc. Deferral Plan (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.7+	Director Deferral Election Form (Exhibit 10.3 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.8+	Executive Deferral Election Form (Exhibit 10.4 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.9+	Plum Creek Director Stock Ownership Plan (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.10	Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber, Corp, NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Exhibit 8.3 to Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.11+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).

10.12+	Plum Creek Timber Company, Inc. Amended and Restated Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 29, 2004).

10.13+	Plum Creek Timber Company, Inc. Annual Incentive Plan (Exhibit 10.13 to Form 10-K, File No. 1-10239, for the year ended December 31, 2000).

10.14+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Years 2000, 2001, 2002 and 2003 (Exhibit 10.5 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.15+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Year 2004 and 2005 (Exhibit 10.2 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2004).

134	PLUM CREEK 2007 10k

PART 1V / ITEM 15

Exhibit Designation	Nature of Exhibit

10.16+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on February 8, 2006).

10.17+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2007 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on February 8, 2007).

10.18+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2008.

10.19+	Form of Restricted Stock Unit Award Agreement for Thomas M. Lindquist For Plan Year 2007 (Exhibit 10.17 to Form 10-K, File No. 1-10239, for the year ended December 31, 2006).

10.20+	Form of Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Years 2002 and 2003 (Exhibit 10.16 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.21+	Form of Amendment to Director Stock Option and Dividend Equivalent Right Award Agreement Effective For Plan Years 2002 and 2003 (Exhibit 10.17 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.22+	Form of Amended and Restated Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Year 2004 (Exhibit 10.16 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.23+	Form of Director Stock Award Agreement For Plan Years 2005, 2006, 2007 and 2008.

10.24+	Summary of Current Director Compensation (Exhibit 10.22 to Form 10-K, File No. 1-10239, for the year ended December 31, 2006).

10.25+	Form of Director and Officer Indemnity Agreement (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2004).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PLUM CREEK 2007 10k	135

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

/S/ IAN B. DAVIDSON Ian B. Davidson	Director, Chairman of the Board	February 28, 2008 Date

/S/ RICK R. HOLLEY Rick R. Holley	President and Chief Executive Officer, Director	February 28, 2008 Date

/S/ ROBIN JOSEPHS Robin Josephs	Director	February 28, 2008 Date

/S/ JOHN G. MCDONALD John G. McDonald	Director	February 28, 2008 Date

/S/ ROBERT B. MCLEOD Robert B. McLeod	Director	February 28, 2008 Date

/S/ JOHN F. MORGAN, SR. John F. Morgan, Sr.	Director	February 28, 2008 Date

136	PLUM CREEK 2007 10k

/S/ JOHN H. SCULLY John H. Scully	Director	February 28, 2008 Date

/S/ STEPHEN C. TOBIAS Stephen C. Tobias	Director	February 28, 2008 Date

/S/ MARTIN A. WHITE Martin A. White	Director	February 28, 2008 Date

/S/ DAVID W. LAMBERT David W. Lambert	Senior Vice President and Chief Financial Officer	February 28, 2008 Date

/S/ DAVID A. BROWN David A. Brown	Vice President, Chief Accounting Officer	February 28, 2008 Date

PLUM CREEK 2007 10k	137