Form 10-Q
period 2008-03-31
PLUM CREEK TIMBER CO INC
filed 2008-05-07
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of outstanding shares of the registrant’s common stock, as of April 30, 2008 was 171,109,131.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended March 31,
(In Millions, Except Per Share Amounts)	2008	2007
REVENUES:
Timber	$201	$209
Real Estate	52	39
Manufacturing	105	115
Other	5	6

Total Revenues	363	369

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	139	134
Real Estate	16	16
Manufacturing	112	113
Other	—	1

Total Cost of Goods Sold	267	264
Selling, General and Administrative	30	30

Total Costs and Expenses	297	294

Other Operating Income (Expense), net	3	2

Operating Income	69	77
Interest Expense, net	36	36

Income before Income Taxes	33	41
Benefit for Income Taxes	(5)	(4)

Net Income	$38	$45

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.22	$0.26
Net Income per Share – Diluted	$0.22	$0.25

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	171.6	177.1
– Diluted	172.1	177.5

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions, Except Per Share Amounts)	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$118	$240
Accounts Receivable	39	33
Like-Kind Exchange Funds Held in Escrow	31	—
Inventories	86	82
Deferred Tax Asset	7	7
Real Estate Development Properties	6	5
Assets Held for Sale	66	64
Other Current Assets	24	25

	377	456

Timber and Timberlands, net	3,924	3,949
Property, Plant and Equipment, net	196	202
Investment in Grantor Trusts (at Fair Value)	24	27
Other Assets	35	30

Total Assets	$4,556	$4,664

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$150	$147
Accounts Payable	37	48
Interest Payable	39	29
Wages Payable	11	25
Taxes Payable	15	23
Deferred Revenue	7	13
Other Current Liabilities	17	18

	276	303

Long-Term Debt	2,020	1,820
Line of Credit	369	556
Deferred Tax Liability	18	20
Other Liabilities	57	64

Total Liabilities	2,740	2,763

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares—75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares—300.6, Outstanding (net of Treasury Stock) – 171.1 at March 31, 2008 and 172.3 at December 31, 2007	2	2
Additional Paid-In Capital	2,206	2,204
Retained Earnings	168	202
Treasury Stock, at Cost, Common Shares—15.9 at March 31, 2008 and 14.6 at December 31, 2007	(560)	(509)
Accumulated Other Comprehensive Income	—	2

Total Stockholders’ Equity	1,816	1,901

Total Liabilities and Stockholders’ Equity	$4,556	$4,664

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$38	$45
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	33	33
Basis of Real Estate Sold	10	9
Expenditures for Real Estate Development	(3)	(2)
Deferred Income Taxes	(2)	(3)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(31)	(10)
Other Working Capital Changes	(39)	(31)
Other	(7)	(3)

Net Cash Provided By (Used In) Operating Activities	(1)	38

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(13)	(11)
Timberlands Acquired	(1)	—
Other	—	2

Net Cash Used In Investing Activities	(14)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(72)	(75)
Borrowings on Line of Credit	477	649
Repayments on Line of Credit	(664)	(577)
Proceeds from Issuance of Long-Term Debt	250	—
Principal Payments and Retirement of Long-Term Debt	(47)	(72)
Proceeds from Stock Option Exercises	—	5
Acquisition of Treasury Stock	(51)	(22)

Net Cash Used In Financing Activities	(107)	(92)

Decrease In Cash and Cash Equivalents	(122)	(63)

Cash and Cash Equivalents:
Beginning of Period	240	273

End of Period	$118	$210

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

General. When we refer to “Plum Creek,” “the company,” “we,” “us,” or “our,” we mean Plum Creek Timber Company, Inc., a Delaware Corporation and a real estate investment trust, or “REIT,” and all of its wholly-owned consolidated subsidiaries.

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At March 31, 2008, the company owned and managed approximately 8 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2007 annual report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements (Adopted during 2008)

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. Generally, the adoption of this standard is optional. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; early adoption is permitted for an entity’s first fiscal year that begins on or before November 15, 2007, provided that entity also adopts the provisions of SFAS No. 157 with the early adoption. The company did not elect to adopt the provisions of SFAS No. 159 for existing eligible instruments at December 31, 2007.

New Accounting Pronouncements (Not Yet Adopted)

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation. The reclassifications had no impact on operating income or net income.

Note 2. Earnings Per Share

The following tables sets forth the reconciliation of basic and diluted earnings per share for the quarters ended March 31 (in millions, except per share amounts):

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Quarter Ended March 31,
	2008	2007
Net Income Available to Common Stockholders	$38	$45

Denominator for Basic Earnings per Share	171.6	177.1
Effect of Dilutive Securities – Stock Options	0.4	0.3
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units, Dividend Equivalents and Value Management Plan	0.1	0.1

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	172.1	177.5

Per Share Amounts:
Net Income per Share – Basic	$0.22	$0.26
Net Income per Share – Diluted	$0.22	$0.25

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarters ended March 31 (shares in millions):

	Quarter Ended March 31,
	2008	2007
Number of Options	0.8	0.7
Range of Exercise Prices	$39.31 to $43.23	$35.54 to $40.42
Expiration on or before	February 2018	March 2017
Note 3. Timber and Timberlands, Property, Plant and Equipment, and Inventory Timber and Timberlands consisted of the following (in millions):
	March 31, 2008	December 31, 2007
Timber and Logging Roads, net	$2,661	$2,689
Timberlands	1,263	1,260

Timber and Timberlands, net	$3,924	$3,949

Property, Plant and Equipment consisted of the following (in millions):
	March 31, 2008	December 31, 2007
Land, Buildings and Improvements	$86	$88
Machinery and Equipment	316	312

	402	400
Accumulated Depreciation	(206)	(198)

Property, Plant and Equipment, net	$196	$202

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2008	December 31, 2007
Raw Materials (logs)	$25	$21
Work-in-process	6	5
Finished Goods	42	43

	73	69
Supplies	13	13

Total	$86	$82

Note 4. Borrowings Debt consists of the following (in millions):
	March 31, 2008	December 31, 2007
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	—
Revolving Line of Credit (C)	369	556

Fixed Rate Debt
Senior Notes	1,570	1,617

Total Debt	2,539	2,523
Less: Current Portion	(150)	(147)

Long-term Portion	$2,389	$2,376

(A)	As of March 31, 2008, the interest rate on the $350 million term credit agreement was 3.05%
(B)	On March 28, 2008, the company entered into a $250 million term credit agreement that matures in June 2012. As of March 31, 2008, the interest rate for the $250 million term credit agreement was 3.68%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our published debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.
(C)	As of March 31, 2008, the weighted-average interest rate for the borrowings on the line of credit was 3.25%. As of March 31, 2008, we had $369 million of borrowings and $13 million of standby letters of credit outstanding; $368 million remained available for borrowing under our $750 million line of credit. As of April 1, 2008, $34 million of the borrowings under our line of credit was repaid.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Capital

The changes in the company’s capital accounts were as follows during the first three months of 2008 (in millions):

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Dollars
January 1, 2008	172.3	$2	$2,204	$202	$(509)	$2	$1,901
Net Income	—	—	—	38	—	—	38
Other Comprehensive Income (loss), net of tax	—	—	—	—	—	(2)	(2)

Total Comprehensive Income							36

Dividends	—	—	—	(72)	—	—	(72)
Shares Issued under Stock Incentive Plans	0.1	—	2	—	—	—	2
Common Stock Repurchased	(1.3)	—	—	—	(51)	—	(51)

March 31, 2008	171.1	$2	$2,206	$168	$(560)	$—	$1,816

Note 6. Fair Value Measurements

Summarized below are the assets reported at fair value measured on a recurring basis as of March 31, 2008 (in millions):

	Balance at March 31, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$48	$48
Investment in Grantor Trusts	24	24

Total	$72	$72

(A)	Included in the $118 million of Cash and Cash Equivalents on the Consolidated Balance Sheet at March 31, 2008.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2008	2007
Service Cost	$2	$2
Interest Cost	1	1
Expected Return on Plan Assets	(1)	(1)

Total Pension Cost	$2	$2

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products (A)	Other	Total (B)
Quarter Ended March 31, 2008
External Revenues	$79	$122	$52	$105	$5	$363
Intersegment Revenues	15	—	—	—	—	15
Depreciation, Depletion and Amortization	10	15	—	7	—	32
Basis of Real Estate Sold	—	—	10	—	—	10
Operating Income (loss)	14	37	33	(9)	5	80

Quarter Ended March 31, 2007
External Revenues	$82	$127	$39	$115	$6	$369
Intersegment Revenues	17	—	—	—	—	17
Depreciation, Depletion and Amortization	10	15	—	7	—	32
Basis of Real Estate Sold	—	—	9	—	—	9
Operating Income (loss)	19	46	21	(1)	5	90

(A)	For the quarter ended March 31, 2008, the Manufactured Products segment recorded a loss of $4 million related to the write-down of inventory to market, which is included in Manufacturing Cost of Goods Sold in the Consolidated Statements of Income.
(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million each for the quarters ended March 31, 2008 and 2007.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2008	2007
Total Segment Operating Income	$80	$90
Corporate and Other Unallocated Expenses	(14)	(15)
Other Operating Income (Expense), net	3	2

Operating Income	69	77
Interest Expense, net	(36)	(36)

Income before Income Taxes	$33	$41

Note 10. Subsequent Event

On May 6, 2008, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $72 million, which will be paid on May 30, 2008 to stockholders of record on May 16, 2008.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Following are the consolidated financial statements of Plum Creek Timberlands, L.P., a Delaware limited partnership and wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April 2006, pursuant to which Plum Creek Timberlands, L.P. has registered, and from time to time may offer and sell, debt securities. As of March 31, 2008, Plum Creek Timberlands, L.P. has sold $525 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2008	2007
REVENUES:
Timber	$201	$209
Real Estate	52	39
Manufacturing	105	115
Other	5	6

Total Revenues	363	369

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	139	134
Real Estate	16	16
Manufacturing	112	113
Other	—	1

Total Cost of Goods Sold	267	264
Selling, General and Administrative	30	30

Total Costs and Expenses	297	294

Other Operating Income (Expense), net	3	2

Operating Income	69	77
Interest Expense, net	36	36

Income before Income Taxes	33	41
Benefit for Income Taxes	(5)	(4)

Net Income	$38	$45

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$118	$240
Accounts Receivable	39	33
Like-Kind Exchange Funds Held in Escrow	31	—
Inventories	86	82
Deferred Tax Asset	7	7
Real Estate Development Properties	6	5
Assets Held for Sale	66	64
Other Current Assets	24	25

	377	456

Timber and Timberlands, net	3,924	3,949
Property, Plant and Equipment, net	196	202
Investment in Grantor Trusts ($24 at Fair Value)	25	28
Other Assets	35	30

Total Assets	$4,557	$4,665

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$150	$147
Accounts Payable	37	48
Interest Payable	39	29
Wages Payable	11	25
Taxes Payable	15	23
Deferred Revenue	7	13
Other Current Liabilities	17	18

	276	303

Long-Term Debt	2,020	1,820
Line of Credit	369	556
Deferred Tax Liability	18	20
Other Liabilities	58	65

Total Liabilities	2,741	2,764

Commitments and Contingencies

EQUITY
Total Partners’ Capital	1,816	1,901

Total Liabilities and Partners’ Capital	$4,557	$4,665

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$38	$45
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	33	33
Basis of Real Estate Sold	10	9
Expenditures for Real Estate Development	(3)	(2)
Deferred Income Taxes	(2)	(3)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(31)	(10)
Other Working Capital Changes	(39)	(31)
Other	(7)	(3)

Net Cash Provided By (Used In) Operating Activities	(1)	38

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(13)	(11)
Timberlands Acquired	(1)	—
Other	—	2

Net Cash Used In Investing Activities	(14)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions	(123)	(92)
Borrowings on Line of Credit	477	649
Repayments on Line of Credit	(664)	(577)
Proceeds from Issuance of Long-Term Debt	250	—
Principal Payments and Retirement of Long-Term Debt	(47)	(72)

Net Cash Used In Financing Activities	(107)	(92)

Decrease In Cash and Cash Equivalents	(122)	(63)

Cash and Cash Equivalents:
Beginning of Period	240	273

End of Period	$118	$210

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

At March 31, 2008, the Operating Partnership owned and managed approximately 8 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2007, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 28, 2008, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting Pronouncements (Adopted during 2008)

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

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. Generally, the adoption of this standard is optional. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007; early adoption is permitted for an entity’s first fiscal year that begins on or before November 15, 2007, provided that entity also adopts the provisions of SFAS No. 157 with the early adoption. The Operating Partnership did not elect to adopt the provisions of SFAS No. 159 for existing eligible instruments at December 31, 2007.

New Accounting Pronouncements (Not Yet Adopted)

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation. The reclassifications had no impact on operating income or net income.

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and Timberlands consisted of the following (in millions):

	March 31, 2008	December 31, 2007
Timber and Logging Roads, net	$2,661	$2,689
Timberlands	1,263	1,260

Timber and Timberlands, net	$3,924	$3,949

Property, Plant and Equipment consisted of the following (in millions):
	March 31, 2008	December 31, 2007
Land, Buildings and Improvements	$86	$88
Machinery and Equipment	316	312

	402	400
Accumulated Depreciation	(206)	(198)

Property, Plant and Equipment, net	$196	$202

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):
	March 31, 2008	December 31, 2007
Raw Materials (logs)	$25	$21
Work-in-process	6	5
Finished Goods	42	43

	73	69
Supplies	13	13

Total	$86	$82

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Borrowings

Debt consists of the following (in millions):

	March 31, 2008	December 31, 2007
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	—
Revolving Line of Credit (C)	369	556

Fixed Rate Debt
Senior Notes	1,570	1,617

Total Debt	2,539	2,523
Less: Current Portion	(150)	(147)

Long-term Portion	$2,389	$2,376

(A)	As of March 31, 2008, the interest rate on the $350 million term credit agreement was 3.05%
(B)	On March 28, 2008, the Operating Partnership entered into a $250 million term credit agreement that matures in June 2012. As of March 31, 2008, the interest rate for the $250 million term credit agreement was 3.68%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our published debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.
(C)	As of March 31, 2008, the weighted-average interest rate for the borrowings on the line of credit was 3.25%. As of March 31, 2008, we had $369 million of borrowings and $13 million of standby letters of credit outstanding; $368 million remained available for borrowing under our $750 million line of credit. As of April 1, 2008, $34 million of the borrowings under our line of credit was repaid.

Plum Creek Timber Company, Inc. has a shelf registration statement filed with the Securities and Exchange Commission under which Plum Creek, from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and under which Plum Creek Timberlands, L.P., may from time to time, offer and sell debt securities. The shelf registration statement expires on April 25, 2009.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Partners’ Capital

The changes in the Operating Partnerships’ capital accounts were as follows during the first three months of 2008 (in millions):

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
January 1, 2008	$1,899	$2	$1,901
Net Income	38	—	38
Other Comprehensive Income (loss), net of tax	—	(2)	(2)

Total Comprehensive Income			36

Distributions to Parent	(123)	—	(123)
Capital Contributions from Parent	2	—	2

March 31, 2008	$1,816	$—	$1,816

Note 5. Fair Value Measurements

Summarized below are the assets reported at fair value measured on a recurring basis as of March 31, 2008 (in millions):

	Balance at March 31, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$48	$48
Investment in Grantor Trusts	24	24

Total	$72	$72

(A)	Included in the $118 million of Cash and Cash Equivalents on the Consolidated Balance Sheet at March 31, 2008.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2008	2007
Service Cost	$2	$2
Interest Cost	1	1
Expected Return on Plan Assets	(1)	(1)

Total Pension Cost	$2	$2

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products (A)	Other	Total (B)
Quarter Ended March 31, 2008
External Revenues	$79	$122	$52	$105	$5	$363
Intersegment Revenues	15	—	—	—	—	15
Depreciation, Depletion and Amortization	10	15	—	7	—	32
Basis of Real Estate Sold	—	—	10	—	—	10
Operating Income (loss)	14	37	33	(9)	5	80

Quarter Ended March 31, 2007
External Revenues	$82	$127	$39	$115	$6	$369
Intersegment Revenues	17	—	—	—	—	17
Depreciation, Depletion and Amortization	10	15	—	7	—	32
Basis of Real Estate Sold	—	—	9	—	—	9
Operating Income (loss)	19	46	21	(1)	5	90

(A)	For the quarter ended March 31, 2008, the Manufactured Products segment recorded a loss of $4 million related to the write-down of inventory to market, which is included in Manufacturing Cost of Goods Sold in the Consolidated Statements of Income.
(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million each for the quarters ended March 31, 2008 and 2007.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2008	2007
Total Segment Operating Income	$80	$90
Corporate and Other Unallocated Expenses	(14)	(15)
Other Operating Income (Expense), net	3	2

Operating Income	69	77
Interest Expense, net	(36)	(36)

Income before Income Taxes	$33	$41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

References to “Plum Creek,” “the company,” “we,” “us,” or “our,” are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or “REIT,” for federal income tax purposes, and all of its wholly-owned subsidiaries.

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described under the heading “Risk Factors” in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and Securities Act of 1933, as amended, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2007. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.

Recent Events

Potential Timberland Transaction. We are currently pursuing a transaction involving approximately 450,000 acres of timberlands in our Southern Resources Segment. We expect to close any transaction by the end of 2008. If consummated, we intend to apply 50% of the net proceeds from any such transaction to repay debt.

Results of Operations

First Quarter 2008 Compared to First Quarter 2007

The following table and narrative compare operating results by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2008	2007
Operating Income (Loss) by Segment
Northern Resources	$14	$19	$(5)
Southern Resources	37	46	(9)
Real Estate	33	21	12
Manufactured Products	(9)	(1)	(8)
Other	5	5	—

Total Segment Operating Income	80	90	(10)

Other Costs and Eliminations	(14)	(15)	1

Other Operating Income (Expense), net	3	2	1

Operating Income	$69	$77	$(8)

Northern Resources Segment. Revenues decreased by $5 million, or 5%, to $94 million in the first quarter of 2008. This decrease was due primarily to lower harvest volumes ($4 million) and lower sawlog prices ($3 million), partially offset by higher pulpwood prices ($1 million). Harvest volumes decreased by approximately 4% compared to the first quarter of 2007 due primarily to a temporary increase in harvest levels during 2007 to take advantage of favorable pulpwood prices. Harvest levels for all of 2008 are expected to range between 5.6 and 6.0 million tons compared to 6.2 million tons harvested in 2007. Sawlog prices were 6% lower in the first quarter of 2008 compared to the same quarter of 2007 due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts.

Northern Resources Segment operating income was 15% of its revenues for the first quarter of 2008 and 19% for the first quarter of 2007. This decrease was due primarily to lower sawlog prices and higher hauling rates. Segment costs and expenses were $80 million for both the first quarter of 2008 and 2007. Despite lower harvest volumes, operating costs (on a per ton basis) were higher in the first quarter of 2008 due primarily to higher logging and hauling costs. On a per ton basis, logging and hauling costs increased 5% ($3 million) due primarily to longer hauling distances and higher fuel costs.

Southern Resources Segment. Revenues decreased by $5 million, or 4%, to $122 million in the first quarter of 2008. This decrease was due primarily to lower sawlog harvest volumes ($4 million) and lower sawlog prices ($4 million), partially offset by higher pulpwood prices ($3 million). Harvest volumes decreased by approximately 5% compared to the first quarter of 2007 due primarily to a reduction in sawlog harvest volumes as a result of weaker lumber demand caused by the decline in housing starts. Harvest levels for all of 2008 are expected to range between 12.9 and 13.5 million tons compared to 14.1 million tons harvested in 2007, and will likely be on the high end of the range if pulpwood markets remain strong. Sawlog prices were 9% lower in the first quarter of 2008 compared to the same quarter of 2007 due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts. Pulpwood prices were 17% higher in the first quarter of 2008 compared to the first quarter of 2007 due primarily to the continued strong demand for wood fiber from pulp and paper companies and a reduced supply of woodchips as a result of lumber and plywood mill curtailments.

Southern Resources Segment operating income was 30% of its revenues for the first quarter of 2008 and 36% for the first quarter of 2007. This decrease was due primarily to lower sawlog prices and higher hauling rates. Segment costs and expenses increased by $4 million, or 5%, to $85 million. Despite lower harvest volumes, operating costs were higher in the first quarter of 2008 due primarily to higher logging and hauling costs. On a per ton basis, logging and hauling costs increased 6% ($3 million) due primarily to higher fuel costs.

Real Estate Segment.

	Quarter Ended March 31, 2008			Quarter Ended March 31, 2007
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	17,145	$20	$1,180	8,645	$13	$1,445
Conservation	1,015	—	395	4,210	7	1,740
Higher and Better Use / Recreational	10,635	31	2,875	3,750	16	4,300
Development Properties	65	—	5,825	45	1	22,045
Conservation Easements	n/a	—	—	n/a	—	—

Total	28,860	$52		16,650	$37

Proceeds from Joint Ventures		$—			$2

Revenues increased by $13 million to $52 million in 2008. This increase is due primarily to the increase in the number of acres sold of higher and better use / recreational properties ($30 million) and small non-strategic properties ($12 million), offset in part by lower prices from higher and better use / recreational and small non-strategic land sales ($20 million), and decreased revenue from conservation sales ($7 million).

The number of acres of higher and better use / recreational properties sold during the first quarter of 2008 increased compared to the first quarter of 2007 due primarily to a plan to expand the number of acres sold during 2008. The number of acres of small non-strategic properties sold during the first quarter of 2008 increased primarily due to the timing of sales. For all of 2008, we expect the number of acres of small non-strategic properties sold should approximate the 78,000 acres sold during 2007. Our average sale price per acre for higher and better use / recreational properties decreased by 33% due primarily to sales mix. During the first quarter of 2008, we increased our sales of properties with a lower value per acre while demand for properties with a higher value per acre has weakened. Demand in regions with a higher value per acre has weakened due to the slowing U.S. economy, the decline in consumer confidence and the reduced availability of credit. Our average sale price per acre for small non-strategic properties decreased by 18% due primarily to sales mix. Sales during the first quarter of 2008 and our remaining small non-strategic properties have a lower percentage of high value properties compared to our sales mix during the same period in the prior year.

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

We expect revenues from real estate sales during 2008 to range between $320 million and $340 million of which $25 million to $35 million is from development properties. We estimate selling up to 150,000 acres. These sales will consist of up to 70,000 acres of higher and better use / recreational properties, up to 4,000 acres of development properties and the remainder from small non-strategic and conservation sales. In addition to the above acres, from time to time, we may sell large blocks of other timberlands to maximize value.

Real Estate Segment operating income was 63% of its first quarter revenues for 2008, compared to 54% for 2007. This increase was due primarily to selling a greater percentage of higher and better use / recreational properties during the first quarter of 2008 compared to sales during the first quarter of 2007. Real Estate Segment costs and expenses increased by $1 million to $19 million in the first quarter of 2008 due primarily to selling more acres during 2008.

At March 31, 2008, we had 25 internal development properties, or approximately 7,500 acres entitled and an additional 18 properties, or approximately 12,000 acres, in the planning process. Listed below are a summary of our entitled or developed properties as of March 31, 2008:

Development Projects

PROJECT STATUS Location (County, State)	Year Sales Begin	Total Acres	Acres Sold (A)	Average Selling Price Per Acre
Greene, GA	2008	51	—	$—
Heard, GA	2008	1,451	—	—
Newton, GA	2008	396	—	—
Oconee, GA	2008	459	—	—
Oconee, GA	2009	295	—	—
Wayne, GA	2007	10	7	28,694
Wayne, GA	2008	114	—	—
Piscataquis, ME	2002	450	395	16,475
Flathead, MT	2008	370	—	—
Flathead, MT	2008	648	—	—
Flathead, MT	2010	22	—	—
Lake, MT	2006	467	165	26,318
Lincoln, MT	2007	222	196	11,156
Lincoln, MT	2008	270	—	—
Ravalli, MT	2010	1,381	—	—
Sanders, MT	2008	519	—	—
Adams, WI	2008	40	—	—
Adams, WI	2008	266	—	—
Bayfield, WI	2008	77	—	—
Langdale, WI	2006	610	142	4,116
Oneida, WI	2005	47	23	11,427
Price, WI	2006	121	28	3,506
Price, WI	2007	74	—	—
Price, WI	2008	109	—	—
Vilas, WI	2007	81	61	4,187

		8,550	1,017

(A)	Acres Sold represents sales since inception of the project.

The company estimates approximately 130,000 acres of its properties will be developed through joint venture arrangements over the next 15 to 20 years. At March 31, 2008, we had six joint venture arrangements with land developers for three projects in northeast Florida, two in southeast Georgia, and one in South Carolina, covering approximately 26,000 acres. However, in May 2008 we terminated four of these ventures due to a partner’s change in management focus, market conditions and project priorities. The partner has agreed to release the properties from the related joint venture agreements free of any conditions or contingencies. The released properties had certain entitlement and/or permitting activities performed by our joint venture partner over the course of the arrangements. Plum Creek has no current or future financial obligations to the former joint venture partner for any of these entitlement or permitting activities.

The company may choose to pursue development of these properties with new partners or pursue entitlements on the properties and then enter into joint venture arrangements for development of the entitled property. The company, consistent with its business plan for these properties, expects any significant capital costs of the projects to be funded by a joint venture partner.

Listed below is a summary of our current joint venture arrangements (dollars in millions):

Joint Venture Arrangements

Location (County, State)	Expected Year of Initial Closing(A)	Total Acres(B)	Phase(s)	Non-Contingent Purchase Price(C) (millions)	Expected Participation Timeline
St. Johns, Florida	2010	3,590	5	$15	until 2021
Berkeley, South Carolina(D)	2007	2,035	1	$8	until 2013

(A)	Year land is expected to be sold to the joint venture. This represents the year of initial transfer for projects with multiple phases.
(B)	Actual development acreage will depend upon final approval(s).
(C)	Total proceeds for all phases in connection with sale of land to joint ventures. Does not include contingent consideration associated with future lot sales.
(D)	During the first quarter of 2007, the property was transferred to a joint venture arrangement in exchange for $2 million in cash and a $5.5 million note.

Manufactured Products Segment. Revenues decreased by $10 million, or 9%, to $105 million in the first quarter of 2008 due primarily to lower lumber sales volume ($9 million), lower lumber prices ($3 million) and lower MDF sales volumes ($3 million), offset in part by higher MDF prices ($6 million).

Lumber prices were 6% lower during the first quarter of 2008 compared to the same quarter of 2007. The demand for lumber has declined due primarily to significantly lower housing starts. U.S. housing starts during the first quarter of 2008 were 30% lower compared to the first quarter of 2007. In response to the decline in housing starts, North American lumber production has also been declining. The supply of lumber decreased by 11% during 2007 compared to the previous year. Despite the decline in lumber production, there still remains an excess supply of lumber at current demand levels. Lumber sales volume declined 27% during the first quarter of 2008 compared to the first quarter of 2007 due primarily to curtailed production as a result of extremely depressed lumber prices.

MDF prices during the first quarter of 2008 were 21% higher than during the same period in the prior year due primarily to higher raw material costs. Due to supply conditions, customers were generally willing to pay higher prices to compensate manufacturers for the higher cost of raw materials. MDF sales volume decreased by 9% during the first quarter due primarily to weak demand for MDF products used in home construction.

Manufactured Products Segment operating losses were $9 million for the first quarter of 2008 and $1 million for the first quarter of 2007. This decrease in operating performance was due primarily to a $4 million lumber inventory write-down and weak lumber prices. Manufactured Products Segment costs and expenses decreased by $2 million to $114 million for the first quarter of 2008. This decrease was due primarily to lower lumber and MDF sales volume, offset in part by a $4 million lumber inventory write-down and higher MDF costs. During the first quarter of 2008, as a result of depressed lumber prices, our lumber inventory (finished goods, work in progress and logs) was written-down from its cost to its current market value. MDF raw material costs increased by $4 million as a result of higher wood chip (due to a regional shortage from lower lumber production) and resin costs.

Other Costs and Eliminations. Other Costs and Eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $14 million during the first quarter of 2008 and by $15 million during the first quarter of 2007.

Other Operating Income (Expense), net. Other Operating Income (Expense), net (which consists of gains and losses from miscellaneous asset sales, litigation settlements and other similar items) increased by $1 million to $3 million during the first quarter of 2008. The increase was due primarily to the one-time receipt of $3 million of contingent sales proceeds in the first quarter of 2008. The payment related to the 2004 sale of our interest in a joint venture to explore and develop coalbed methane gas on certain of our timberlands (“CBM payment”).

Interest Expense, net. Interest expense (net of interest income) was $36 million for both the first quarter of 2008 and 2007. Increases to interest expense due to additional borrowings ($4 million) were offset by lower interest rates on our variable rate debt ($4 million). During 2007, a combination of cash and debt financing was used to fund $174 million of timberland acquisitions and repurchase $202 million, or approximately 5.1 million shares, of common stock. Additionally, during the first quarter of 2008 a combination of cash and debt financing was used to repurchase $51 million, or approximately 1.3 million shares, of common stock.

Benefit for Income Taxes. The benefit for income taxes was $5 million for the first quarter of 2008 and $4 million for the first quarter of 2007. The increase in the benefit for income taxes is due primarily to larger operating losses from our manufacturing business, offset in part by the CBM payment discussed in “Other Operating Income (Expense), net.”

Financial Condition and Liquidity

The following table details our sources and uses of cash for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2008	2007
Sources of Cash:
Operations (A)	$72	$81	$(9)
Changes in Working Capital	(70)	(41)	(29)
Cash from Stock Option Exercises	—	5	(5)
Increase in Debt Obligations, net	16	—	16
Other Cash Changes, net (B)	—	2	(2)

Total Sources of Cash	18	47	(29)

Uses of Cash:
Returned to Stockholders:
Dividends	(72)	(75)	3
Common Stock Repurchases	(51)	(22)	(29)
Reinvest in the Business:
Capital Expenditures (C)	(16)	(13)	(3)
Acquire Timberlands	(1)	—	(1)

Total Uses of Cash	(140)	(110)	(30)

Change in Cash and Cash Equivalents	$(122)	$(63)	$(59)

(A)	Calculated from the Consolidated Statement of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Deferred Income Taxes and Other Operating Activities to Net Income.
(B)	From the Consolidated Statement of Cash Flows, Other Investing Activities.
(C)	Calculated from the Consolidated Statement of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions) and Expenditures for Real Estate Development.

Cash and cash equivalents decreased by $122 million from $240 million at December 31, 2007 to $118 million at March 31, 2008. The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2008	2007
Net Cash Provided By (Used In) Operating Activities	$(1)	$38	$(39)
Net Cash Used in Investing Activities	(14)	(9)	(5)
Net Cash Used in Financing Activities	(107)	(92)	(15)

Change in Cash and Cash Equivalents	$(122)	$(63)	$(59)

Cash Flows from Operating Activities. Net cash used in operating activities for the three months ended March 31, 2008 totaled $1 million, compared to net cash provided by operating activities of $38 million for the same period in 2007. The decrease of $39 million was due primarily to a $29 million negative working capital change and a $8 million decrease in operating income. The negative working capital change relates primarily to proceeds from real estate sales held in a like-kind exchange escrow account. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days, or if the exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. At March 31, 2008, there was $31 million of proceeds held in a forward like-kind exchange escrow account compared to $10 million at March 31, 2007. There were no proceeds in a forward like-kind exchange account at either December 31, 2007 or December 31, 2006.

Capital Expenditures. Capital expenditures were as follows for the quarters ending March 31 (in millions):

	2008	2007
Capital Expenditures (Excluding Timberland Acquisitions)	$13	$11
Expenditures for Real Estate Development	3	2

Total Capital Expenditures	$16	$13

Planned capital expenditures for 2008, excluding the acquisition of timberlands, are expected to range between $75 million and $85 million and include approximately $53 million for our timberlands, $7 million for real estate development investments, $11 million for our manufacturing facilities, and $8 million for investments in information technology, primarily for resources initiatives and data protection. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 40% of planned capital expenditures in 2008 are discretionary, primarily expenditures for silviculture and land development. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities and improve safety. Included within the planned capital expenditures for our manufacturing facilities for 2008 is approximately a $4 million investment to expand our bio-filter emissions control equipment at our MDF facilities to comply with stricter environmental standards that become effective October 1, 2008.

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

The company has a $750 million revolving line of credit agreement that matures in June 2011. As of March 31, 2008, the weighted-average interest rate for the borrowings on the line of credit was 3.25%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus

0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2008, we had $369 million of borrowings and $13 million of standby letters of credit outstanding; $368 million remained available for borrowing under our line of credit. As of April 1, 2008, $34 million of the borrowings under our line of credit was repaid.

On March 28, 2008, the company entered into a $250 million term credit agreement that matures in June 2012. As of March 31, 2008, the interest rate for the $250 million term credit agreement was 3.68%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our published debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty. The net proceeds of $250 million were used to reduce our borrowings on our line of credit.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of March 31, 2008.

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

Equity. On May 6, 2008, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $72 million, which will be paid on May 30, 2008 to stockholders of record on May 16, 2008. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at their discretion. For the three months ended March 31, 2008, the company repurchased approximately 1.3 million shares of common stock at a total cost of $51 million, or an average cost per share of $40.14. As of March 31, 2008, the company had $149 million remaining on its share repurchase authorization.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures and interest payments on our indebtedness for the next year. During the next twelve months, the company has approximately $150 million of scheduled long-term debt principal payment requirements. The company intends to refinance these principal payments with the use of a combination of short-term and long-term borrowings, depending on interest rate and market conditions. Management believes that the company’s credit ratings, asset base and historical financial performance will allow these refinancings to be completed at attractive interest rates.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 annual report on Form 10-K. Other than the discussion below, there have been no material changes to our contractual obligations outside the normal course of business.

On March 28, 2008, the company entered into a $250 million term credit agreement at a rate of LIBOR plus 1.0%, resulting in a rate of 3.68% at March 31, 2008. The term credit agreement matures in June 2012.

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

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value (A)
March 31, 2008
Fixed Rate Debt
Principal Due (B)	$100	$200	$59	$424	$4	$791	$1,578	$1,631
Average Interest Rate(C)	6.9%	6.8%	6.7%	6.6%	6.2%	6.0%
Variable Rate Debt (D)	—	—	—	$369	$600	—	$969	$969

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
March 31, 2007
Fixed Rate Debt
Principal Due (B)	$52	$147	$200	$59	$423	$796	$1,677	$1,729
Average Interest Rate(C)	6.9%	6.9%	6.8%	6.7%	6.6%	6.0%
Variable Rate Debt	—	—	—	—	$653	—	$653	$653

(A)	The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market indicators; the fair value of the remainder of the company’s debt is estimated using the same rates adjusted for the different maturities. The decrease in fair value of our fixed rate debt compared to March 31, 2007 was due primarily to the repayment of $52 million of senior and mortgage notes in 2007 and $47 million in 2008.
(B)	Excludes unamortized discount of $8 million and $7 million at March 31, 2008 and 2007, respectively.
(C)	Represents the average interest rate of total fixed rate debt outstanding at the end of the period.
(D)	As of March 31, 2008, the weighted-average interest rate on the $369 million borrowings under our $750 million revolving line of credit was 3.25%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. As of April 1, 2008, $34 million of the borrowings under our line of credit was repaid. As of March 31, 2008, the interest rate for the $350 million term credit agreement was 3.05%. The interest rate on the $350 million term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of March 31, 2008, the interest rate for the $250 million term credit agreement was 3.68%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

None. (See also Note 8 of the Notes to Consolidated Financial Statements of Plum Creek Timber Company, Inc.)

ITEM 1A.	RISK FACTORS

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 28, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the first quarter of 2008:

Period	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (A)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (A)

January 1, 2008 through January 31, 2008	199,324 shares of common stock	$38.77	199,300 shares of common stock	$192 million

February 1, 2008 through February 29, 2008	1,027,241 shares of common stock	$40.42	1,014,200 shares of common stock	$151 million

March 1, 2008 through March 31, 2008	48,182 shares of common stock	$39.90	47,300 shares of common stock	$149 million

Total	1,274,747 shares of common stock	$40.14	1,260,800 shares of common stock

(A)	Shares purchased during the period January 1, 2008 through March 31, 2008 were purchased pursuant to the $200 million share repurchase program that was publicly announced on October 30, 2007.
(B)	Includes shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock and restricted stock unit awards under the company’s stock incentive plan and also for payouts from deferred compensation plans. The price per share surrendered is based on the closing price of the company’s stock on the vesting dates of the awards. Surrendered shares totaled 24 in January, 13,041 in February and 882 in March.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 6.	EXHIBITS

List of Exhibits

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended. (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

10.1	Credit Agreement, dated as of March 28, 2008, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and The Royal Bank of Scotland, as Syndication Agents, Banc of America Securities LLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Book Managers, and the Other Financial Institutions Party Thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed March 31, 2008).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 7, 2008