Form 10-Q
period 2008-06-30
PLUM CREEK TIMBER CO INC
filed 2008-08-06
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, as of July 28, 2008 was 171,127,370.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except Per Share Amounts)	2008	2007

REVENUES:
Timber	$192	$190
Real Estate	57	71
Manufacturing	121	129
Other	6	5

Total Revenues	376	395

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	137	124
Real Estate	20	22
Manufacturing	128	123
Other	1	—

Total Cost of Goods Sold	286	269
Selling, General and Administrative	33	31

Total Costs and Expenses	319	300

Other Operating Income (Expense), net	—	(1)

Operating Income	57	94
Interest Expense, net	34	35

Income before Income Taxes	23	59
Provision (Benefit) for Income Taxes	(8)	1

Income from Continuing Operations	31	58
Gain on Sale of Properties, net of tax	—	2

Net Income	$31	$60

PER SHARE AMOUNTS:

Income From Continuing Operations – Basic	$0.18	$0.33
Income From Continuing Operations – Diluted	$0.18	$0.33

Net Income per Share – Basic	$0.18	$0.34
Net Income per Share – Diluted	$0.18	$0.34

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	171.1	175.7
– Diluted	171.6	176.1

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except per Share Amounts)	2008	2007

REVENUES:
Timber	$393	$399
Real Estate	109	110
Manufacturing	226	244
Other	11	11

Total Revenues	739	764

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	276	258
Real Estate	36	38
Manufacturing	240	236
Other	1	1

Total Cost of Goods Sold	553	533
Selling, General and Administrative	63	61

Total Costs and Expenses	616	594

Other Operating Income (Expense), net	3	1

Operating Income	126	171
Interest Expense, net	70	71

Income before Income Taxes	56	100
Benefit for Income Taxes	(13)	(3)

Income from Continuing Operations	69	103
Gain on Sale of Properties, net of tax	—	2

Net Income	$69	$105

PER SHARE AMOUNTS:

Income from Continuing Operations – Basic	$0.40	$0.58
Income from Continuing Operations – Diluted	$0.40	$0.58

Net Income per Share – Basic	$0.40	$0.59
Net Income per Share – Diluted	$0.40	$0.59

Dividends Declared – per Common Share Outstanding	$0.84	$0.84

Weighted-Average Number of Shares Outstanding
– Basic	171.4	176.4
– Diluted	171.8	176.8

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions, Except Per Share Amounts)	June 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$125	$240
Accounts Receivable	44	33
Like-Kind Exchange Funds Held in Escrow	61	—
Inventories	71	82
Deferred Tax Asset	7	7
Real Estate Development Properties	3	5
Assets Held for Sale	61	64
Other Current Assets	25	25

	397	456

Timber and Timberlands, net	3,908	3,949
Property, Plant and Equipment, net	182	202
Investment in Grantor Trusts (at Fair Value)	25	27
Other Assets	36	30

Total Assets	$4,548	$4,664

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$150	$147
Accounts Payable	42	48
Interest Payable	27	29
Wages Payable	16	25
Taxes Payable	17	23
Deferred Revenue	22	13
Other Current Liabilities	19	18

	293	303

Long-Term Debt	2,020	1,820
Line of Credit	369	556
Deferred Tax Liability	12	20
Other Liabilities	76	64

Total Liabilities	2,770	2,763

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares - 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares - 300.6, Outstanding (net of Treasury Stock) – 171.1 at June 30, 2008 and 172.3 at December 31, 2007	2	2
Additional Paid-In Capital	2,208	2,204
Retained Earnings	127	202
Treasury Stock, at Cost, Common Shares - 15.9 at June 30, 2008 and 14.6 at December 31, 2007	(560)	(509)
Accumulated Other Comprehensive Income	1	2

Total Stockholders’ Equity	1,778	1,901

Total Liabilities and Stockholders’ Equity	$4,548	$4,664

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$69	$105
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (includes $10 Lumber Impairment Loss in 2008)	76	65
Basis of Real Estate Sold	22	23
Expenditures for Real Estate Development	(5)	(6)
Deferred Income Taxes	(8)	(5)
Gain on Sales of Properties and Other Assets	(3)	(2)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	18	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(61)	(58)
Other Working Capital Changes	(17)	(14)
Other	3	3

Net Cash Provided By Operating Activities	94	111

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(29)	(33)
Timberlands Acquired	(1)	(9)
Other	—	4

Net Cash Used In Investing Activities	(30)	(38)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(144)	(149)
Borrowings on Line of Credit	755	1,596
Repayments on Line of Credit	(942)	(1,832)
Proceeds from Issuance of Long-Term Debt	250	350
Principal Payments and Retirement of Long-Term Debt	(47)	(99)
Proceeds from Stock Option Exercises	1	6
Acquisition of Treasury Stock	(51)	(111)
Other	(1)	—

Net Cash Used In Financing Activities	(179)	(239)

Decrease In Cash and Cash Equivalents	(115)	(166)

Cash and Cash Equivalents:
Beginning of Period	240	273

End of Period	$125	$107

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At June 30, 2008, the company owned and managed approximately 8 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2007 Annual Report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements (Adopted during 2008)

SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 supersedes the definition of fair value in most existing pronouncements under generally accepted accounting principles that require or permit the use of fair value, including (but not limited to) business combinations, impairments and exchanges of nonmonetary assets. SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

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

New Accounting Pronouncements (Not Yet Adopted)

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 141(R) will have on the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and six-month periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2008	2007

Income From Continuing Operations	$31	$58
Gain on Sale of Properties, net of tax	—	2

Net Income Available to Common Stockholders	$31	$60

Denominator for Basic Earnings per Share	171.1	175.7
Effect of Dilutive Securities – Stock Options	0.4	0.3
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units, Dividend Equivalents and Value Management Plan	0.1	0.1

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	171.6	176.1

Per Share Amounts – Basic:

Income From Continuing Operations	$0.18	$0.33
Gain on Sale of Properties, net of tax	—	0.01

Net Income	$0.18	$0.34

Per Share Amounts – Diluted:

Income From Continuing Operations	$0.18	$0.33
Gain on Sale of Properties, net of tax	—	0.01

Net Income	$0.18	$0.34

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

Income From Continuing Operations	$69	$103
Gain on Sale of Properties, net of tax	—	2

Net Income Available to Common Stockholders	$69	$105

Denominator for Basic Earnings per Share	171.4	176.4
Effect of Dilutive Securities – Stock Options	0.3	0.3
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units, Dividend Equivalents and Value Management Plan	0.1	0.1

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	171.8	176.8

Per Share Amounts – Basic:
Income From Continuing Operations	$0.40	$0.58
Gain on Sale of Properties, net of tax	—	0.01

Net Income	$0.40	$0.59

Per Share Amounts – Diluted:
Income From Continuing Operations	$0.40	$0.58
Gain on Sale of Properties, net of tax	—	0.01

Net Income	$0.40	$0.59

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and six-month periods ended June 30 (shares in millions):

	Quarter Ended June 30,
	2008	2007

Number of Options	1.0	0.5
Range of Exercise Prices	$39.31 to $43.23	$36.93 to $40.42
Expiration on or before	May 2018	April 2017

	Six Months Ended June 30,
	2008	2007

Number of Options	0.9	0.6
Range of Exercise Prices	$39.31 to $43.23	$35.54 to $40.42
Expiration on or before	May 2018	April 2017

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and Timberlands consisted of the following (in millions):

	June 30, 2008	December 31, 2007

Timber and Logging Roads, net	$2,647	$2,689
Timberlands	1,261	1,260

Timber and Timberlands, net	$3,908	$3,949

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2008	December 31, 2007

Land, Buildings and Improvements	$81	$88
Machinery and Equipment	315	312

	396	400
Accumulated Depreciation	(214)	(198)

Property, Plant and Equipment, net	$182	$202

During the second quarter of 2008, the company updated its outlook for its lumber business as a result of a steeper decline in housing starts than previously forecasted. For 2008, housing starts are now forecasted to be less than one million starts and are only expected to improve modestly in the near term. As a result of the significant decline in housing starts and the expectation for continued weak lumber prices, the company concluded that certain of its lumber manufacturing assets were impaired. During the second quarter of 2008, the company recorded an impairment charge of $10 million related to these lumber manufacturing assets. The impairment loss is reflected in the operating income of our Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income. The fair value of the impaired assets was estimated based on expected future cash flows discounted at a risk-adjusted rate of interest.

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2008	December 31, 2007

Raw Materials (logs)	$13	$21
Work-in-process	5	5
Finished Goods	40	43

	58	69
Supplies	13	13

Total	$71	$82

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Borrowings

Debt consists of the following (in millions):

	June 30, 2008	December 31, 2007

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	—
Revolving Line of Credit (C)	369	556

Fixed Rate Debt
Senior Notes	1,570	1,617

Total Debt	2,539	2,523

Less: Current Portion	(150)	(147)

Long-term Portion	$2,389	$2,376

(A)	As of June 30, 2008, the interest rate on the $350 million term credit agreement was 2.93%.

(B)	On March 28, 2008, the company entered into a $250 million term credit agreement that matures in June 2012. As of June 30, 2008, the interest rate for the $250 million term credit agreement was 3.48%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

(C)	As of June 30, 2008, the weighted-average interest rate for the borrowings on the line of credit was 3.09%. As of June 30, 2008, we had $369 million of borrowings and $13 million of standby letters of credit outstanding; $368 million remained available for borrowing under our $750 million line of credit. As of July 1, 2008, $117 million of the borrowings under our line of credit was repaid.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Capital

The changes in the company’s capital accounts were as follows during 2008 (in millions):

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Dollars

January 1, 2008	172.3	$2	$2,204	$202	$(509)	$2	$1,901

Net Income	—	—	—	38	—	—	38
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	(2)	(2)

Total Comprehensive Income							36

Dividends	—	—	—	(72)	—	—	(72)
Shares Issued under Stock Incentive Plans	0.1	—	2	—	—	—	2
Common Stock Repurchased	(1.3)	—	—	—	(51)	—	(51)

March 31, 2008	171.1	$2	$2,206	$168	$(560)	$—	$1,816

Net Income	—	—	—	31	—	—	31
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	1	1

Total Comprehensive Income							32

Dividends	—	—	—	(72)	—	—	(72)
Shares Issued under Stock Incentive Plans	—	—	2	—	—	—	2
Common Stock Repurchased	—	—	—	—	—	—	—

June 30, 2008	171.1	$2	$2,208	$127	$(560)	$1	$1,778

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Fair Value Measurements

Summarized below are the assets reported at fair value, measured on a recurring basis, as of June 30, 2008 (in millions):

	Balance at June 30, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$115	$115
Investment in Grantor Trusts	25	25

Total	$140	$140

(A)	Included in the $125 million of Cash and Cash Equivalents on the Consolidated Balance Sheet at June 30, 2008.

Note 7. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2008	2007
Service Cost	$2	$2
Interest Cost	2	3
Expected Return on Plan Assets	(2)	(3)

Total Pension Cost	$2	$2

	Six Months Ended June 30,
	2008	2007
Service Cost	$4	$4
Interest Cost	3	4
Expected Return on Plan Assets	(3)	(4)

Total Pension Cost	$4	$4

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Commitments and Contingencies

Contingencies. The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties (“Arkansas Environmental Issue”). Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. A remediation plan has not yet been approved. The company believes that it has strong defenses in the matter. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover all or a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both. The company believes it will be successful in defending the Arkansas Environmental Issue. If the company is not successful in defending this claim, we believe that any loss for the Arkansas Environmental Issue would not be material to our financial position or results of operations.

Unrecorded Contingencies. Management currently believes that resolving other pending legal proceedings against the company, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations. However, these matters are subject to inherent uncertainties and management’s view on these matters may change in the future. Were an unfavorable final outcome in one or multiple legal proceedings to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which any unfavorable outcome becomes reasonably estimable.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products(A)	Other	Total(B)

Quarter Ended June 30, 2008
External Revenues	$64	$128	$57	$121	$6	$376
Intersegment Revenues	10	—	—	—	—	10
Depreciation, Depletion and Amortization	7	16	1	17	—	41
Basis of Real Estate Sold	—	—	12	—	—	12
Operating Income (Loss)	7	37	35	(11)	5	73

Quarter Ended June 30, 2007
External Revenues	$64	$126	$71	$129	$5	$395
Intersegment Revenues	15	—	—	—	—	15
Depreciation, Depletion and Amortization	8	15	—	8	—	31
Basis of Real Estate Sold	—	—	14	—	—	14
Operating Income	14	41	47	2	5	109

	Northern Resources	Southern Resources	Real Estate	Manufactured Products(A)	Other	Total(B)

Six Months Ended June 30, 2008
External Revenues	$143	$250	$109	$226	$11	$739
Intersegment Revenues	25	—	—	—	—	25
Depreciation, Depletion and Amortization	17	31	1	24	—	73
Basis of Real Estate Sold	—	—	22	—	—	22
Operating Income (Loss)	21	74	68	(20)	10	153

Six Months Ended June 30, 2007
External Revenues	$146	$253	$110	$244	$11	$764
Intersegment Revenues	32	—	—	—	—	32
Depreciation, Depletion and Amortization	18	30	—	15	—	63
Basis of Real Estate Sold	—	—	23	—	—	23
Operating Income	33	87	68	1	10	199

(A)	For the quarter and six months ended June 30, 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 3 of the Notes to Consolidated Financial Statements.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(B)	Consolidated depreciation, depletion and amortization include unallocated corporate depreciation of $2 million and $3 million for the quarter and six months ended June 30, 2008, respectively, and $1 million and $2 million for the quarter and six months ended June 30, 2007, respectively.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2008	2007

Total Segment Operating Income	$73	$109
Corporate and Other Unallocated Expenses	(16)	(14)
Other Operating Income (Expense), net	—	(1)

Operating Income	57	94
Interest Expense, net	(34)	(35)

Income before Income Taxes	$23	$59

	Six Months Ended June 30,
	2008	2007

Total Segment Operating Income	$153	$199
Corporate and Other Unallocated Expenses	(30)	(29)
Other Operating Income (Expense), net	3	1

Operating Income	126	171
Interest Expense, net	(70)	(71)

Income before Income Taxes	$56	$100

Note 10. Subsequent Events

On August 5, 2008, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $72 million, which will be paid on August 29, 2008 to stockholders of record on August 15, 2008.

On August 5, 2008, the Board of Directors approved the sale of approximately 320,000 acres of Montana timberlands for $510 million in our Northern Resources Segment. The timberlands are scheduled to be sold in three phases as follows:

•	$200 million (approximately 175,000 acres) in December 2008;

•	$200 million (approximately 67,000 acres) in December 2009; and

•	$110 million (approximately 78,000 acres) in December 2010.

The sales are subject to a number of conditions and contingencies. Our book basis in the timberlands expected to be sold in 2008 is approximately $110 million.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Following are the consolidated financial statements of Plum Creek Timberlands, L.P., a Delaware limited partnership and wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April 2006, pursuant to which Plum Creek Timberlands, L.P. has registered, and from time to time may offer and sell, debt securities. As of June 30, 2008, Plum Creek Timberlands, L.P. has sold $525 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2008	2007

REVENUES:
Timber	$192	$190
Real Estate	57	71
Manufacturing	121	129
Other	6	5

Total Revenues	376	395

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	137	124
Real Estate	20	22
Manufacturing	128	123
Other	1	—

Total Cost of Goods Sold	286	269
Selling, General and Administrative	33	31

Total Costs and Expenses	319	300

Other Operating Income (Expense), net	—	(1)

Operating Income	57	94
Interest Expense, net	34	35

Income before Income Taxes	23	59
Provision (Benefit) for Income Taxes	(8)	1

Income from Continuing Operations	31	58
Gain on Sale of Properties, net of tax	—	2

Net Income	$31	$60

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2008	2007

REVENUES:
Timber	$393	$399
Real Estate	109	110
Manufacturing	226	244
Other	11	11

Total Revenues	739	764

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	276	258
Real Estate	36	38
Manufacturing	240	236
Other	1	1

Total Cost of Goods Sold	553	533
Selling, General and Administrative	63	61

Total Costs and Expenses	616	594

Other Operating Income (Expense), net	3	1

Operating Income	126	171
Interest Expense, net	70	71

Income before Income Taxes	56	100
Benefit for Income Taxes	(13)	(3)

Income from Continuing Operations	69	103
Gain on Sale of Properties, net of tax	—	2

Net Income	$69	$105

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	June 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$125	$240
Accounts Receivable	44	33
Like-Kind Exchange Funds Held in Escrow	61	—
Inventories	71	82
Deferred Tax Asset	7	7
Real Estate Development Properties	3	5
Assets Held for Sale	61	64
Other Current Assets	25	25

	397	456

Timber and Timberlands, net	3,908	3,949
Property, Plant and Equipment, net	182	202
Investment in Grantor Trusts ($25 at Fair Value)	26	28
Other Assets	36	30

Total Assets	$4,549	$4,665

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$150	$147
Accounts Payable	42	48
Interest Payable	27	29
Wages Payable	16	25
Taxes Payable	17	23
Deferred Revenue	22	13
Other Current Liabilities	19	18

	293	303

Long-Term Debt	2,020	1,820
Line of Credit	369	556
Deferred Tax Liability	12	20
Other Liabilities	77	65

Total Liabilities	2,771	2,764

Commitments and Contingencies

EQUITY
Total Partners’ Capital	1,778	1,901

Total Liabilities and Partners’ Capital	$4,549	$4,665

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$69	$105
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (includes $10 Lumber Impairment Loss in 2008)	76	65
Basis of Real Estate Sold	22	23
Expenditures for Real Estate Development	(5)	(6)
Deferred Income Taxes	(8)	(5)
Gain on Sales of Properties and Other Assets	(3)	(2)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	18	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(61)	(58)
Other Working Capital Changes	(17)	(14)
Other	3	3

Net Cash Provided By Operating Activities	94	111

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(29)	(33)
Timberlands Acquired	(1)	(9)
Other	—	4

Net Cash Used In Investing Activities	(30)	(38)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions	(194)	(254)
Borrowings on Line of Credit	755	1,596
Repayments on Line of Credit	(942)	(1,832)
Proceeds from Issuance of Long-Term Debt	250	350
Principal Payments and Retirement of Long-Term Debt	(47)	(99)
Other	(1)	—

Net Cash Used In Financing Activities	(179)	(239)

Decrease In Cash and Cash Equivalents	(115)	(166)

Cash and Cash Equivalents:
Beginning of Period	240	273

End of Period	$125	$107

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

At June 30, 2008, the Operating Partnership owned and managed approximately 8 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2007, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 28, 2008, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting Pronouncements (Adopted during 2008)

SFAS No. 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. SFAS No. 157 supersedes the definition of fair value in most existing pronouncements under generally accepted accounting principles that require or permit the use of fair value, including (but not limited to) business combinations, impairments and exchanges of nonmonetary assets. SFAS No. 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

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

New Accounting Pronouncements (Not Yet Adopted)

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. The Operating Partnership is in the process of determining the effect, if any, the adoption of SFAS No. 141(R) will have on the consolidated financial statements.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The standard is required to be adopted prospectively and early adoption is not allowed. The Operating Partnership does not own any noncontrolling interests in consolidated subsidiaries and therefore does not expect the adoption of SFAS No. 160 to have any impact on the Operating Partnerships’ financial condition, results of operations or cash flows.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation. The reclassifications had no impact on operating income or net income.

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and Timberlands consisted of the following (in millions):

	June 30, 2008	December 31, 2007

Timber and Logging Roads, net	$2,647	$2,689
Timberlands	1,261	1,260

Timber and Timberlands, net	$3,908	$3,949

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2008	December 31, 2007

Land, Buildings and Improvements	$81	$88
Machinery and Equipment	315	312

	396	400
Accumulated Depreciation	(214)	(198)

Property, Plant and Equipment, net	$182	$202

During the second quarter of 2008, the Operating Partnership updated its outlook for its lumber business as a result of a steeper decline in housing starts than previously forecasted. For 2008, housing starts are now forecasted to be less than one million starts and are only expected to improve modestly in the near term. As a result of the significant decline in housing starts and the expectation for continued weak lumber prices, the Operating Partnership concluded that certain of its lumber manufacturing assets were impaired. During the second quarter of 2008, the Operating Partnership recorded an impairment charge of $10 million related to these lumber manufacturing assets. The impairment loss is reflected in the operating income of our Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income. The fair value of the impaired assets was estimated based on expected future cash flows discounted at a risk-adjusted rate of interest.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2008	December 31, 2007

Raw Materials (logs)	$13	$21
Work-in-process	5	5
Finished Goods	40	43

	58	69
Supplies	13	13

Total	$71	$82

Note 3. Borrowings Debt consists of the following (in millions):

	June 30, 2008	December 31, 2007

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	—
Revolving Line of Credit (C)	369	556

Fixed Rate Debt
Senior Notes	1,570	1,617

Total Debt	2,539	2,523

Less: Current Portion	(150)	(147)

Long-term Portion	$2,389	$2,376

(A)	As of June 30, 2008, the interest rate on the $350 million term credit agreement was 2.93%.

(B)	On March 28, 2008, the Operating Partnership entered into a $250 million term credit agreement that matures in June 2012. As of June 30, 2008, the interest rate for the $250 million term credit agreement was 3.48%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

(C)	As of June 30, 2008, the weighted-average interest rate for the borrowings on the line of credit was 3.09%. As of June 30, 2008, we had $369 million of borrowings and $13 million of standby letters of credit outstanding; $368 million remained available for borrowing under our $750 million line of credit. As of July 1, 2008, $117 million of the borrowings under our line of credit was repaid.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2008 (in millions):

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

January 1, 2008	$1,899	$2	$1,901

Net Income	38	—	38
Other Comprehensive Income (Loss), net of tax	—	(2)	(2)

Total Comprehensive Income			36

Distributions to Parent	(123)	—	(123)
Capital Contributions from Parent	2	—	2

March 31, 2008	$1,816	$—	$1,816

Net Income	31	—	31
Other Comprehensive Income (Loss), net of tax	—	1	1

Total Comprehensive Income			32

Distributions to Parent	(71)	—	(71)
Capital Contributions from Parent	1	—	1

June 30, 2008	$1,777	$1	$1,778

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Fair Value Measurements

Summarized below are the assets reported at fair value, measured on a recurring basis, as of June 30, 2008 (in millions):

	Balance at June 30, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)

Cash Equivalents (A)	$115	$115
Investment in Grantor Trusts	25	25

Total	$140	$140

(A)	Included in the $125 million of Cash and Cash Equivalents on the Consolidated Balance Sheet at June 30, 2008.

Note 6. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2008	2007

Service Cost	$2	$2
Interest Cost	2	3
Expected Return on Plan Assets	(2)	(3)

Total Pension Cost	$2	$2

	Six Months Ended June 30,
	2008	2007

Service Cost	$4	$4
Interest Cost	3	4
Expected Return on Plan Assets	(3)	(4)

Total Pension Cost	$4	$4

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Commitments and Contingencies

Contingencies. The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided the Operating Partnership with information about the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties (“Arkansas Environmental Issue”). Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. A remediation plan has not yet been approved. The Operating Partnership believes that it has strong defenses in the matter. Furthermore, to the extent the Operating Partnership is required to indemnify Georgia-Pacific for its share of the remediation costs, the Operating Partnership may be able to recover all or a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both. The Operating Partnership believes it will be successful in defending the Arkansas Environmental Issue. If the Operating Partnership is not successful in defending this claim, we believe that any loss for the Arkansas Environmental Issue would not be material to our financial position or results of operations.

Unrecorded Contingencies. Management currently believes that resolving other pending legal proceedings against the Operating Partnership, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations. However, these matters are subject to inherent uncertainties and management’s view on these matters may change in the future. Were an unfavorable final outcome in one or multiple legal proceedings to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which any unfavorable outcome becomes reasonably estimable.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products(A)	Other	Total(B)

Quarter Ended June 30, 2008
External Revenues	$64	$128	$57	$121	$6	$376
Intersegment Revenues	10	—	—	—	—	10
Depreciation, Depletion and Amortization	7	16	1	17	—	41
Basis of Real Estate Sold	—	—	12	—	—	12
Operating Income (Loss)	7	37	35	(11)	5	73

Quarter Ended June 30, 2007
External Revenues	$64	$126	$71	$129	$5	$395
Intersegment Revenues	15	—	—	—	—	15
Depreciation, Depletion and Amortization	8	15	—	8	—	31
Basis of Real Estate Sold	—	—	14	—	—	14
Operating Income	14	41	47	2	5	109

	Northern Resources	Southern Resources	Real Estate	Manufactured Products(A)	Other	Total(B)

Six Months Ended June 30, 2008
External Revenues	$143	$250	$109	$226	$11	$739
Intersegment Revenues	25	—	—	—	—	25
Depreciation, Depletion and Amortization	17	31	1	24	—	73
Basis of Real Estate Sold	—	—	22	—	—	22
Operating Income (Loss)	21	74	68	(20)	10	153

Six Months Ended June 30, 2007
External Revenues	$146	$253	$110	$244	$11	$764
Intersegment Revenues	32	—	—	—	—	32
Depreciation, Depletion and Amortization	18	30	—	15	—	63
Basis of Real Estate Sold	—	—	23	—	—	23
Operating Income	33	87	68	1	10	199

(A)	For the quarter and six months ended June 30, 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 2 of the Notes to Consolidated Financial Statements.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(B)	Consolidated depreciation, depletion and amortization include unallocated corporate depreciation of $2 million and $3 million for the quarter and six months ended June 30, 2008, respectively, and $1 million and $2 million for the quarter and six months ended June 30, 2007, respectively.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2008	2007

Total Segment Operating Income	$73	$109
Corporate and Other Unallocated Expenses	(16)	(14)
Other Operating Income (Expense), net	—	(1)

Operating Income	57	94
Interest Expense, net	(34)	(35)

Income before Income Taxes	$23	$59

	Six Months Ended June 30,
	2008	2007

Total Segment Operating Income	$153	$199
Corporate and Other Unallocated Expenses	(30)	(29)
Other Operating Income (Expense), net	3	1

Operating Income	126	171
Interest Expense, net	(70)	(71)

Income before Income Taxes	$56	$100

Note 9. Subsequent Event

On August 5, 2008, the Board of Directors of Plum Creek Timber Company, Inc. approved the sale of approximately 320,000 acres of Montana timberlands for $510 million in our Northern Resources Segment. The timberlands are scheduled to be sold in three phases as follows:

•	$200 million (approximately 175,000 acres) in December 2008;

•	$200 million (approximately 67,000 acres) in December 2009; and

•	$110 million (approximately 78,000 acres) in December 2010.

The sales are subject to a number of conditions and contingencies. Our book basis in the timberlands expected to be sold in 2008 is approximately $110 million.

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

Recent Events

Potential Timberland Transactions. On June 30, 2008, we signed an agreement to sell approximately 320,000 acres of Montana timberlands for $510 million in our Northern Resources Segment. The timberlands are scheduled to be sold in three phases as follows:

•	$200 million (approximately 175,000 acres) in December 2008;

•	$200 million (approximately 67,000 acres) in December 2009; and

•	$110 million (approximately 78,000 acres) in December 2010.

In connection with the sales transaction, we will also enter into a wood fiber supply agreement (for up to 15 years) at market-based prices for our manufacturing facilities. The sales are subject to a number of conditions and contingencies.

Furthermore, we are currently pursuing a transaction involving approximately 450,000 acres of timberlands in our Southern Resources Segment. We expect to close this transaction by the end of 2008. If consummated, we intend to apply 50% of the net proceeds from this transaction to repay debt.

Results of Operations

Second Quarter 2008 Compared to Second Quarter 2007

The following table and narrative compare operating results by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2008	2007

Operating Income (Loss) by Segment
Northern Resources	$7	$14	$(7)
Southern Resources	37	41	(4)
Real Estate	35	47	(12)
Manufactured Products	(11)	2	(13)
Other	5	5	—

Total Segment Operating Income	73	109	(36)
Other Costs and Eliminations	(16)	(14)	(2)
Other Operating Income (Expense), net	—	(1)	1

Operating Income	$57	$94	$(37)

Northern Resources Segment. Revenues decreased by $5 million, or 6%, to $74 million in the second quarter of 2008. This decrease was due primarily to lower sawlog prices ($6 million) and lower harvest volumes ($4 million), offset in part by higher pulpwood prices ($2 million). Sawlog prices were 11% lower in the second quarter of 2008 compared to the same quarter of 2007 due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts. Harvest volume decreased by 6% compared to the second quarter of 2007 due primarily to a temporary increase in harvest levels during 2007 to take advantage of favorable pulpwood prices. Harvest levels for all of 2008 are expected to range between 5.6 and 6.0 million tons compared to 6.2 million tons harvested in 2007.

Northern Resources Segment operating income was 10% of its revenues for the second quarter of 2008 and 18% for the second quarter of 2007. This decrease was due primarily to lower sawlog prices and higher hauling rates. Segment costs and expenses increased by $2 million, or 3%, to $67 million. This increase was due primarily to higher log and haul costs. On a per ton basis, logging and hauling costs increased 5% ($2 million) due primarily to higher fuel costs and longer hauling distances.

Southern Resources Segment. Revenues increased by $2 million, or 2%, to $128 million in the second quarter of 2008. This increase was due primarily to higher pulpwood harvest volumes ($10 million) and higher pulpwood prices ($3 million), partially offset by lower sawlog prices ($8 million) and a lower margin mix of log sales ($3 million).

Pulpwood prices on a stumpage basis were about $1 per ton, or 11%, higher in the second quarter of 2008 compared to the second quarter of 2007. This increase was due primarily to the continued strong demand for wood fiber from pulp and paper companies and a reduced supply of woodchips as a result of lumber and plywood mill curtailments, partially offset by higher hauling costs. On a delivered basis, pulpwood prices increased by almost $2 per ton, or 7%. As a result of the improved pulpwood prices and weak sawlog prices, we increased the percentage of pulpwood harvested, which resulted in an overall lower margin mix from log sales.

Harvest levels for all of 2008 are expected to approximate the 14.1 million tons harvested in 2007; however, we expect the percentage of pulpwood harvested to increase to 57% of the total tons harvested. We have accelerated the harvest of pulpwood to capture favorable prices and plan to defer the harvest of sawlogs until prices improve.

Sawlog prices on a stumpage basis were 16% lower in the second quarter of 2008 compared to the second quarter of 2007 due primarily to a combination of weak demand and higher hauling costs. On a delivered basis, sawlog prices decreased by 11%. The demand for sawlogs has declined due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts.

Southern Resources Segment operating income was 29% of its revenues for the second quarter of 2008 and 33% for the second quarter of 2007. This decrease was due primarily to lower sawlog prices, a lower margin mix from log sales and higher hauling rates. Segment costs and expenses increased by $6 million, or 7%, to $91 million. This increase was due primarily to higher logging and hauling costs. On a per ton basis, logging and hauling costs increased 9% ($5 million) due primarily to higher fuel costs.

Real Estate Segment.

	Quarter Ended June 30, 2008			Quarter Ended June 30, 2007
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	13,215	$17	$1,285	21,255	$28	$1,295
Conservation	595	1	1,555	480	3	6,660
Higher and Better Use / Recreational	11,785	32	2,740	8,695	27	3,150
Development Properties	700	7	9,630	595	13	21,260

Total	26,295	$57		31,025	$71

Revenues decreased by $14 million, or 20%, to $57 million in 2008. This decrease is due primarily to the decrease in the number of acres of small non-strategic properties sold ($10 million), lower prices from higher and better use / recreational properties ($5 million) and decreased revenue from development properties ($6 million), offset in part by an increase in the number of acres sold of higher and better use / recreational properties ($10 million).

The number of acres of small non-strategic properties sold during the second quarter of 2008 decreased primarily due to the timing of sales; however, the number of acres sold during the first six months of 2008 is comparable to the same period in 2007. For all of 2008, we expect the number of acres of small non-strategic properties sold should approximate the 78,000 acres sold during 2007. Our average sale price per acre for higher and better use / recreational properties decreased by 13% due primarily to sales mix. During the second quarter of 2008, demand for properties with a higher value per acre weakened. As a result, we increased our sales of properties with a lower value per acre. Demand in regions with a higher value per acre has weakened due to the slowing U.S. economy, the decline in consumer confidence and the reduced availability of credit. The number of acres of higher and better use / recreational properties sold during the second quarter of 2008 increased by 35% compared to the second quarter of 2007, due primarily to our long-term plan to expand the number of acres available for sale in many of our real estate markets. Revenue from our development properties declined due primarily to lower demand for these properties.

Real Estate Segment operating income was 61% of its second quarter revenues for 2008, compared to 66% for 2007. Real Estate Segment costs and expenses decreased by $2 million to $22 million in the second quarter of 2008 due primarily to selling fewer acres during 2008.

Manufactured Products Segment. Revenues decreased by $8 million, or 6%, to $121 million in the second quarter of 2008 compared to the second quarter of 2007 due primarily to lower lumber sales volumes ($5 million), lower lumber prices ($4 million) and lower MDF sales volumes ($3 million), offset in part by higher MDF prices ($5 million).

Lumber prices were 8% lower during the second quarter of 2008 compared to the same quarter of 2007. The demand for lumber has declined due primarily to significantly lower housing starts. U.S. housing starts during the second quarter of 2008 were 30% lower compared to the second quarter of 2007. In response to the decline in housing starts, North American lumber production has also been declining. The supply of lumber decreased by 20% during the first three months of 2008 compared to the same period in the previous year. Despite the decline in lumber production, there still remains an ample supply of lumber at current demand levels. Lumber sales volume declined 13% during the second quarter of 2008 compared to the second quarter of 2007 due primarily to curtailed production as a result of depressed lumber prices.

MDF prices during the second quarter of 2008 were 13% higher than during the same period in the prior year due primarily to higher raw material costs. Due to supply conditions, customers were generally willing to pay higher prices to compensate manufacturers for the higher cost of raw materials. MDF sales volume decreased by 4% during the second quarter due primarily to weak demand for MDF products used in home construction.

Manufactured Products Segment operating loss was $11 million for the second quarter of 2008 compared to operating income of $2 million for the second quarter of 2007. This decrease in operating performance was due primarily to a $10 million lumber manufacturing assets impairment charge and weak lumber prices. During the second quarter of 2008, the company recorded an impairment charge related to certain of its lumber manufacturing assets due primarily to continued weak lumber prices and the expectation that housing starts, and therefore lumber prices, will not significantly improve in the near term. See Note 3 of the Notes to Consolidated Financial Statements of Plum Creek Timber Company, Inc.

Manufactured Products Segment costs and expenses increased by $5 million, or 4%, to $132 million for the second quarter of 2008. This increase was due primarily to the $10 million lumber manufacturing assets impairment charge and higher MDF raw material costs, offset in part by lower lumber and MDF sales volume. MDF raw materials costs increased by $5 million due to higher wood chip costs (caused by a regional shortage from lower lumber production) and higher resin costs.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $16 million during the second quarter of 2008 and by $14 million during the second quarter of 2007. The increase of $2 million was due primarily to higher share-based compensation expense and increased costs associated with strategic business development.

Interest Expense, net. Interest expense (net of interest income) was $34 million for the second quarter of 2008 and $35 million for the second quarter of 2007. The small decrease in interest expense was due to lower interest rates on our variable rate debt ($4 million), partially offset by higher interest expense due to additional borrowings ($3 million). During 2007, a combination of cash and debt financing was used to fund $174 million of timberland acquisitions and repurchase $202 million, or approximately 5.1 million shares, of common stock. Additionally, during the first quarter of 2008 a combination of cash and debt financing was used to repurchase $51 million, or approximately 1.3 million shares, of common stock.

Benefit for Income Taxes. The benefit for income taxes was $8 million for the second quarter of 2008 compared to a provision for income taxes of $1 million for the second quarter of 2007. The net decrease in tax expense of $9 million is due primarily to losses in our manufacturing business (resulting in a tax benefit of $5 million) and a tax audit settlement (resulting in a tax benefit of $2 million). The losses in our manufacturing business include a $10 million lumber manufacturing assets impairment charge in the second quarter of 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table and narrative compare operating results by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2008	2007

Operating Income (Loss) by Segment
Northern Resources	$21	$33	$(12)
Southern Resources	74	87	(13)
Real Estate	68	68	—
Manufactured Products	(20)	1	(21)
Other	10	10	—

Total Segment Operating Income	153	199	(46)

Other Costs and Eliminations	(30)	(29)	(1)

Other Operating Income (Expense), net	3	1	2

Operating Income	$126	$171	$(45)

Northern Resources Segment. Revenues decreased by $10 million, or 6%, to $168 million in the first half of 2008. This decrease was due primarily to lower sawlog prices ($9 million) and lower harvest volumes ($8 million), partially offset by higher pulpwood prices ($4 million). Sawlog prices were 8% lower in the first half of 2008 compared to the first half of 2007 due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts. Pulpwood prices were 9% higher in the first half of 2008 due primarily to strong demand for wood fiber from pulp and paper companies and a reduced supply of woodchips as a result of lumber and plywood mill curtailments.

Harvest volume decreased by 4% compared to the first half of 2007 due primarily to a temporary increase in harvest levels during 2007 to take advantage of favorable pulpwood prices. Harvest levels for all of 2008 are expected to range between 5.6 and 6.0 million tons compared to 6.2 million tons harvested in 2007.

Northern Resources Segment operating income was 13% of its revenues for the first half of 2008 and 19% for the first half of 2007. This decrease was due primarily to lower sawlog prices and higher hauling rates. Segment costs and expenses increased by $2 million, or 1%, to $147 million. This increase was due primarily to higher log and haul costs. On a per ton basis, logging and hauling costs increased 5% ($5 million) due primarily to higher fuel costs.

Southern Resources Segment. Revenues decreased by $3 million, or 1%, to $250 million in the first half of 2008. This decrease was due primarily to lower sawlog prices ($10 million) and a lower margin mix of log sales ($7 million), partially offset by higher pulpwood prices ($10 million) and higher pulpwood harvest volumes ($3 million).

Sawlog prices on a stumpage basis were 13% lower in the first half of 2008 compared to the first half of 2007 due primarily to a combination of weak demand and higher hauling costs. On a delivered basis, sawlog prices decreased by 7%. The demand for sawlogs has declined due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts. Pulpwood prices on a stumpage and delivered basis were 14% higher in the first half of 2008 compared to the first half of 2007 due primarily to the continued strong demand for wood fiber from pulp and paper companies and a reduced supply of woodchips as a result of lumber and plywood mill curtailments. As a result of the improved pulpwood prices and weak sawlog prices, we increased the percentage of pulpwood harvested and decreased the percentage of sawlogs harvested, which resulted in an overall lower margin mix from log sales. Harvest levels for all of 2008 are expected to approximate the 14.1 million tons harvested in 2007; however, we expect the percentage of pulpwood harvested to increase to 57% of the total tons harvested. We have accelerated the harvest of pulpwood to capture favorable prices and plan to defer the harvest of sawlogs until prices improve.

Southern Resources Segment operating income was 30% of its revenues for the first half of 2008 and 34% for the first half of 2007. This decrease was due primarily to lower sawlog prices, a lower margin mix from log sales and higher hauling rates. Segment costs and expenses increased by $10 million, or 6%, to $176 million. This increase was due primarily to higher logging and hauling costs. On a per ton basis, logging and hauling costs increased 8% ($8 million) due primarily to higher fuel costs.

Real Estate Segment.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	30,360	$37	$1,225	29,900	$41	$1,340
Conservation	1,610	1	820	4,690	10	2,240
Higher and Better Use / Recreational	22,420	63	2,805	12,445	43	3,495
Development Properties	765	7	9,300	640	14	21,310

Total	55,155	$109		47,675	$108

Proceeds from Joint Ventures		$—			$2

Revenues decreased by $1 million, or 1%, to $109 million in the first half of 2008. Although total revenues were flat, our revenues increased from the growth in the number of acres sold of higher and better use / recreational properties ($35 million), offset by lower prices from higher and better use / recreational properties ($15 million), a reduction in revenue from conservation sales ($9 million), and decreased revenue from sales of development properties ($7 million). The number of acres of higher and better use / recreational properties sold during the first half of 2008 increased by 80% compared to the first half of 2007 due primarily to our long-term plan to expand the number of acres available for sale in many of our real estate markets. Our average sale price per acre for higher and better use / recreational properties decreased by 20% due primarily to sales mix. During 2008, demand for properties with a higher value per acre weakened. As a result, we increased our sales of properties with a lower value per acre. Demand in regions with a higher value per acre has weakened due to the slowing U.S. economy, the decline in consumer confidence and the reduced availability of credit. Revenue from our development properties declined due primarily to lower demand for these properties.

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

We expect revenues from real estate sales during 2008 to range between $320 million and $340 million of which between $10 million and $15 million is from development properties. We estimate selling between 150,000 and 180,000 acres. In addition, from time to time, we may sell large blocks of other timberlands to maximize value. These estimates do not include any amounts for the transactions discussed in “Recent Events” above.

Real Estate Segment operating income was 62% of its revenues for the first six months of 2008 and 2007. Real Estate Segment costs and expenses decreased by $1 million to $41 million for the first six months of 2008. Costs associated with our development business for the first six months of 2008 were $6 million compared to $8 million in 2007.

At June 30, 2008, we had 25 internal development properties, or approximately 7,800 acres entitled and an additional 12 properties, or approximately 10,000 acres, in the planning process. Listed below are a summary of our entitled or developed properties as of June 30, 2008:

Development Projects

PROJECT STATUS Location (County, State)	Year Sales Begin	Total Acres	Acres Sold (A)	Average Selling Price Per Acre

Heard, GA	2008	1,451	—	$—
Newton, GA	2008	396	—	—
Oconee, GA	2008	459	—	—
Oconee, GA	2009	295	—	—
Wayne, GA	2007	10	7	28,694
Wayne, GA	2008	114	11	15,729
Piscataquis, ME	2002	450	395	16,475
Flathead, MT	2008	370	—	—
Flathead, MT	2008	648	—	—
Flathead, MT	2010	22	—	—
Lake, MT	2006	467	175	26,162
Lake, MT	2009	160	—	—
Lincoln, MT	2007	222	203	11,737
Lincoln, MT	2008	270	4	12,626
Mineral, MT	2008	322	—	—
Ravalli, MT	2010	1,381	—	—
Sanders, MT	2008	519	14	11,244
Adams, WI	2008	40	—	—
Adams, WI	2008	266	—	—
Bayfield, WI	2008	77	—	—
Langdale, WI	2006	610	148	4,136
Oneida, WI	2005	47	23	11,427
Price, WI	2006	121	28	3,506
Price, WI	2007	74	—	—
Vilas, WI	2007	81	79	3,997

		8,872	1,087

Projects Entirely Sold in 2008
Greene, GA	2008	51	51	$65,000
Lamar, MS	2008	188	188	3,400
Lamar, MS	2008	390	390	3,750

(A)	Acres Sold represents sales since inception of the project.

At June 30, 2008, we had entered into two joint venture arrangements with land developers. The company estimates that approximately 130,000 acres will be developed through joint venture arrangements over the next 15 to 20 years. Listed below is a summary of our joint venture arrangements as of June 30, 2008 (dollars in millions):

Joint Venture Arrangements

Location (County, State)	Expected Year of Initial Closing(A)	Total Acres(B)	Phase(s)	Non-Contingent Purchase Price(C) (millions)	Expected Participation Timeline
St. Johns, Florida	2010	3,590	5	$15	until 2021
Berkeley, South Carolina(D)	2007	2,035	1	$ 8	until 2013

(A)	Year land is expected to be sold to the joint venture. This represents the year of initial transfer for projects with multiple phases.

(B)	Actual development acreage will depend upon final approval(s).

(C)	Total proceeds for all phases in connection with sale of land to joint ventures. Does not include contingent consideration associated with future lot sales.

(D)	During the first quarter of 2007, the property was transferred to a joint venture arrangement in exchange for $2 million in cash and a $5.5 million note.

Manufactured Products Segment. Revenues decreased by $18 million, or 7%, to $226 million in the first half of 2008 due primarily to lower lumber sales volumes ($13 million), lower lumber prices ($7 million) and lower MDF sales volumes ($6 million), offset in part by higher MDF prices ($11 million).

Lumber prices were 7% lower during the first half of 2008 compared to the first half of 2007. The demand for lumber has declined due primarily to significantly lower housing starts. U.S. housing starts during the first half of 2008 were 30% lower compared to the first half of 2007. In response to the decline in housing starts, North American lumber production has also been declining. The supply of lumber decreased by 20% during the first three months of 2008 compared to the same period in the previous year. Despite the decline in lumber production, there still remains an ample supply of lumber at current demand levels. Lumber sales volume declined 20% during the first half of 2008 compared to the first half of 2007 due primarily to curtailed production as a result of depressed lumber prices.

MDF prices during the first half of 2008 were 17% higher than during the first half of the prior year due primarily to higher raw material costs. Due to supply conditions, customers were generally willing to pay higher prices to compensate manufacturers for the higher cost of raw materials. MDF sales volume decreased by 7% due primarily to weak demand for MDF products used in home construction.

Manufactured Products Segment operating loss was $20 million for the first half of 2008 compared to operating income of $1 million for the first half of 2007. This decrease in operating performance was due primarily to a $10 million lumber manufacturing assets impairment charge and weak lumber prices. During the second quarter of 2008, the company recorded an impairment charge related to certain of its lumber manufacturing assets due primarily to continued weak lumber prices and the expectation that housing starts, and therefore lumber prices, will not significantly improve in the near term. See Note 3 of the Consolidated Notes to Financial Statements of Plum Creek Timber Company, Inc.

Manufactured Products Segment costs and expenses increased by $3 million, or 1%, to $246 million for the first half of 2008. This increase was due primarily to the $10 million lumber manufacturing assets impairment charge and higher MDF raw material costs, offset in part by lower lumber and MDF sales volume. MDF raw materials costs increased by $9 million due to higher wood chip costs (caused by a regional shortage from lower lumber production) and higher resin costs.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $30 million during the first half of 2008 and by $29 million during the first half of 2007.

Other Operating Income (Expense), net. Other operating income (expense), net (which consists of gains and losses from miscellaneous asset sales, litigation settlements and other similar items) increased by $2 million to $3 million during the first half of 2008. The increase was due primarily to the one-time receipt of $3 million of contingent sales proceeds in the first quarter of 2008. The payment related to the 2004 sale of our interest in a joint venture to explore and develop coalbed methane gas on certain of our timberlands.

Interest Expense, net. Interest expense (net of interest income) was $70 million for the first half of 2008 compared to $71 million for the first half of 2007. The small decrease in interest expense was due to lower interest rates on our variable rate debt ($8 million), partially offset by higher interest expense due to additional borrowings ($7 million). During 2007, a combination of cash and debt financing was used to fund $174 million of timberland acquisitions and repurchase $202 million, or approximately 5.1 million shares, of common stock. Additionally, during the first quarter of 2008 a combination of cash and debt financing was used to repurchase $51 million, or approximately 1.3 million shares, of common stock.

Benefit for Income Taxes. The benefit for income taxes was $13 million for the first half of 2008 compared to a benefit for income taxes of $3 million for the first half of 2007. The increase in the tax benefit of $10 million is due to losses in our manufacturing business (resulting in a tax benefit of $8 million) and a tax audit settlement (resulting in a tax benefit of $2 million). The losses in our manufacturing business include a $10 million lumber manufacturing assets impairment charge in the first half of 2008.

Financial Condition and Liquidity

The following table details our sources and uses of cash for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2008	2007	Change

Sources of Cash:
Operations (A)	$177	$189	$(12)
Changes in Working Capital	(78)	(72)	(6)
Cash from Stock Option Exercises	1	6	(5)
Increase in Debt Obligations, net	16	15	1
Other Cash Changes, net (B)	(1)	4	(5)

Total Sources of Cash	115	142	(27)

Uses of Cash:
Returned to Stockholders:
Dividends	(144)	(149)	5
Common Stock Repurchases	(51)	(111)	60
Reinvest in the Business:
Capital Expenditures	(34)	(39)	5
Acquire Timberlands	(1)	(9)	8

Total Uses of Cash	(230)	(308)	78

Change in Cash and Cash Equivalents	$(115)	$(166)	$51

(A)	Calculated from the Consolidated Statement of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Deferred Income Taxes, Gain on Sales of Properties and Other Assets, Deferred Revenue from Long-Term Gas Leases, and Other Operating Activities to Net Income.

(B)	From the Consolidated Statement of Cash Flows, Other Investing and Financing Activities.

Cash and cash equivalents decreased by $115 million from $240 million at December 31, 2007 to $125 million at June 30, 2008. The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2008	2007	Change

Net Cash Provided By Operating Activities	$94	$111	$(17)
Net Cash Used in Investing Activities	(30)	(38)	8
Net Cash Used in Financing Activities	(179)	(239)	60

Change in Cash and Cash Equivalents	$(115)	$(166)	$51

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2008 totaled $94 million, compared to $111 million for the same period in 2007. This decrease of $17 million is due primarily to lower operating results from both of our Resources Segments ($25 million) and lower operating results, net of a non-cash impairment charge, from our Manufactured Products Segment ($11 million), offset in part by proceeds from gas exploration rights ($18 million). The lower operating results from our timber business is due primarily to weaker sawlog prices and higher fuel costs, and the weaker results from our manufacturing business is due primarily to weaker lumber prices. During the second quarter of 2008, we received proceeds of $18 million related to gas exploration rights we granted on approximately 100,000 acres. The $18 million proceeds will be amortized into revenue over the expected five-year exploration term.

Capital Expenditures. Capital expenditures were as follows for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2008	2007

Capital Expenditures (Excluding Timberland Acquisitions)	$29	$33
Expenditures for Real Estate Development	5	6

Total Capital Expenditures	$34	$39

Planned capital expenditures for 2008, excluding the acquisition of timberlands, are expected to range between $70 million and $80 million and include approximately $52 million for our timberlands, $6 million for real estate development investments, $9 million for our manufacturing facilities, and $9 million for investments in information technology, primarily for resources initiatives and data protection. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 35% of planned capital expenditures in 2008 are discretionary, primarily expenditures for silviculture and land development. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities and improve safety. Included within the planned capital expenditures for our manufacturing facilities for 2008 is approximately a $4 million investment to expand our bio-filter emissions control equipment at our MDF facilities to comply with stricter environmental standards that become effective October 1, 2008.

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

The company has a $750 million revolving line of credit agreement that matures in June 2011. As of June 30, 2008, the weighted-average interest rate for the borrowings on the line of credit was 3.09%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1.00% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2008, we had $369 million of borrowings and $13 million of standby letters of credit outstanding; $368 million remained available for borrowing under our line of credit. As of July 1, 2008, $117 million of the borrowings under our line of credit was repaid.

On March 28, 2008, the company entered into a $250 million term credit agreement that matures in June 2012. As of June 30, 2008, the interest rate for the $250 million term credit agreement was 3.48%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty. The net proceeds of $250 million were used to reduce our borrowings on our line of credit.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of June 30, 2008.

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

Equity. On August 5, 2008, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $72 million, which will be paid on August 29, 2008 to stockholders of record on August 15, 2008. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at their discretion. For the six months ended June 30, 2008, the company repurchased approximately 1.3 million shares of common stock at a total cost of $51 million, or an average cost per share of $40.15. As of June 30, 2008, the company had $149 million remaining on its share repurchase authorization.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures and interest payments on our indebtedness for the next year. During the next twelve months, the company has approximately $150 million of scheduled long-term debt principal payment requirements. The company intends to refinance these principal payments with the use of a combination of short-term and long-term borrowings, depending on interest rate and market conditions. Management believes that the company’s credit ratings, asset base and historical financial performance will allow these refinancings to be completed at attractive interest rates. As discussed under “Recent Events,” if our Southern Resources Segment timberland transaction is consummated, we may use proceeds from this transaction to make certain of these principal payments.

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

On March 28, 2008, the company entered into a $250 million term credit agreement at a rate of LIBOR plus 1.0%, resulting in a rate of 3.48% at June 30, 2008. The term credit agreement matures in June 2012.

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

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value(A)

June 30, 2008
Fixed Rate Debt
Principal Due(B)	$100	$200	$59	$424	$4	$791	$1,578	$1,575
Average Interest Rate(C)	6.9%	6.8%	6.7%	6.6%	6.2%	6.0%
Variable Rate Debt(D)	—	—	—	$369	$600	—	$969	$969

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

June 30, 2007
Fixed Rate Debt
Principal Due(B)	$25	$147	$200	$59	$423	$796	$1,650	$1,676
Average Interest Rate(C)	6.9%	6.9%	6.8%	6.7%	6.6%	6.0%
Variable Rate Debt	—	—	—	—	$345	$350	$695	$695

(A)	The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market indicators; the fair value of the remainder of the company’s debt is estimated using the same rates adjusted for the different maturities. The decrease in fair value of our fixed rate debt compared to June 30, 2007 was due primarily to the repayment of $25 million of senior and mortgage notes in 2007 and $47 million in 2008.

(B)	Excludes unamortized discount of $8 million at both June 30, 2008 and 2007.

(C)	Represents the average interest rate of total fixed rate debt outstanding at the end of the period.

(D)	As of June 30, 2008, the weighted-average interest rate on the $369 million borrowings under our $750 million revolving line of credit was 3.09%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1.00% depending on our debt ratings. As of July 1, 2008, $117 million of the borrowings under our line of credit was repaid. As of June 30, 2008, the interest rate for the $350 million term credit agreement was 2.93%. The interest rate on the $350 million term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of June 30, 2008, the interest rate for the $250 million term credit agreement was 3.48%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the second quarter of 2008:

Period	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (A)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2008 through April 30, 2008	17 shares of common stock	$40.84	— shares of common stock	$149 million

May 1, 2008 through May 31, 2008	552 shares of common stock	$42.97	— shares of common stock	$149 million

June 1, 2008 through June 30, 2008	1,281 shares of common stock	$44.10	— shares of common stock	$149 million

Total	1,850 shares of common stock	$43.73	— shares of common stock

(A)	No shares were purchased during the period April 1, 2008 through June 30, 2008 pursuant to the $200 million share repurchase program that was publicly announced on October 30, 2007.

(B)	Represents shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock and restricted stock unit awards under the company’s stock incentive plan and also for payouts from deferred compensation plans. The price per share surrendered is based on the closing price of the company’s stock on the vesting dates of the awards.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company’s 2008 Annual Meeting of Stockholders was held on May 7, 2008. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to vote on three proposals: (1) to elect nine individuals to the company’s board of directors; (2) to ratify the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm for 2008; and (3) a stockholder proposal to require the company to provide disclosure of the company’s political contribution policies and activities.

Vote Results

Following are the vote results for each proposal submitted to a vote of the stockholders at the meeting:

(A)	Nine individuals nominated by the board for re-election for one-year terms expiring at the 2009 Annual Meeting of Stockholders were re-elected to the company’s Board of Directors, with no solicitations in opposition, as follows:

	Votes Cast
Nominee	For	Against	Abstain
Rick R. Holley	148,381,323	1,462,675	1,772,317
Ian B. Davidson	147,966,257	1,872,891	1,777,168
Robin Josephs	148,277,387	1,582,131	1,756,798
John G. McDonald	147,293,747	2,526,338	1,796,231
Robert B. McLeod	148,213,799	1,609,616	1,792,901
John F. Morgan, Sr.	148,216,465	1,607,703	1,792,148
John H. Scully	148,157,759	1,649,938	1,808,617
Stephen C. Tobias	145,226,111	4,603,719	1,786,486
Martin A. White	148,213,254	1,627,826	1,775,236

There were no broker non-votes.

(B)	The appointment of Ernst & Young LLP as the company’s independent registered public accounting firm was ratified by the stockholders, with 149,139,506 votes “For” the proposal, 852,086 votes “Against” the proposal, 1,624,624 abstentions and no broker non-votes.

(C)	A stockholder proposal to require the company to disclose its political contribution policies and activities was included in the company’s proxy materials in accordance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended. The proposal was not approved by the stockholders, with 8,320,897 votes “For” the proposal, 82,468,762 votes “Against” the proposal, 17,797,550 abstentions and 43,029,107 broker non-votes.

Items 3 and 5 of Part II are not applicable and have been omitted.

ITEM 6.	EXHIBITS

List of Exhibits

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended. (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

10.1	Real Estate Purchase and Sale Agreement, dated as of June 30, 2008, among Plum Creek Timber Company, Inc., The Nature Conservancy, and the Trust for Public Land (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 30, 2008).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 6, 2008