Form 10-Q
period 2008-09-30
PLUM CREEK TIMBER CO INC
filed 2008-11-06
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, as of October 31, 2008 was 166,790,839.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended September 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended September 30,
(In Millions, Except Per Share Amounts)	2008	2007

REVENUES:
Timber	$194	$190
Real Estate	108	94
Manufacturing	104	119
Other	8	4

Total Revenues	414	407

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	144	133
Real Estate	33	31
Manufacturing	105	113
Other	1	1

Total Cost of Goods Sold	283	278
Selling, General and Administrative	31	30

Total Costs and Expenses	314	308

Other Operating Income (Expense), net	(1)	(1)

Operating Income	99	98
Interest Expense, net	35	38

Income before Income Taxes	64	60
Provision (Benefit) for Income Taxes	(5)	1

Net Income	$69	$59

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.40	$0.34
Net Income per Share – Diluted	$0.40	$0.34

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	171.2	173.2
– Diluted	171.8	173.6

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions, Except Per Share Amounts)	2008	2007

REVENUES:
Timber	$587	$589
Real Estate	217	204
Manufacturing	330	363
Other	19	15

Total Revenues	1,153	1,171

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	420	391
Real Estate	69	69
Manufacturing	345	349
Other	2	2

Total Cost of Goods Sold	836	811
Selling, General and Administrative	94	91

Total Costs and Expenses	930	902

Other Operating Income (Expense), net	2	—

Operating Income	225	269
Interest Expense, net	105	109

Income before Income Taxes	120	160
Benefit for Income Taxes	(18)	(2)

Income from Continuing Operations	138	162
Gain on Sale of Properties, net of tax	—	2

Net Income	$138	$164

PER SHARE AMOUNTS:

Income from Continuing Operations – Basic	$0.81	$0.93
Income from Continuing Operations – Diluted	$0.80	$0.92

Net Income per Share – Basic	$0.81	$0.94
Net Income per Share – Diluted	$0.80	$0.93

Dividends Declared – per Common Share Outstanding	$1.26	$1.26

Weighted-Average Number of Shares Outstanding
– Basic	171.3	175.3
– Diluted	171.8	175.7

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(In Millions, Except Per Share Amounts)	2008	2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$175	$240
Accounts Receivable	48	33
Like-Kind Exchange Funds Held in Escrow	69	—
Inventories	80	82
Deferred Tax Asset	7	7
Real Estate Development Properties	4	5
Assets Held for Sale	132	64
Other Current Assets	21	25

	536	456

Timber and Timberlands, net	3,863	3,949
Property, Plant and Equipment, net	179	202
Investment in Grantor Trusts (at Fair Value)	25	27
Other Assets	41	30

Total Assets	$4,644	$4,664

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$300	$147
Accounts Payable	48	48
Interest Payable	39	29
Wages Payable	22	25
Taxes Payable	20	23
Deferred Revenue	22	13
Other Current Liabilities	22	18

	473	303

Long-Term Debt	1,870	1,820
Line of Credit	432	556
Deferred Tax Liability	9	20
Other Liabilities	72	64

Total Liabilities	2,856	2,763

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares - 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares - 300.6, Outstanding (net of Treasury Stock) – 171.6 at September 30, 2008 and 172.3 at December 31, 2007	2	2
Additional Paid-In Capital	2,222	2,204
Retained Earnings	124	202
Treasury Stock, at Cost, Common Shares - 15.9 at September 30, 2008 and 14.6 at December 31, 2007	(560)	(509)
Accumulated Other Comprehensive Income	—	2

Total Stockholders’ Equity	1,788	1,901

Total Liabilities and Stockholders’ Equity	$4,644	$4,664

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$138	$164
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (includes $10 Lumber Impairment Loss in 2008 and $4 Loss Related to Forest Fires in 2007)	109	102
Basis of Real Estate Sold	49	45
Expenditures for Real Estate Development	(6)	(13)
Deferred Income Taxes	(11)	(7)
Gain on Sales of Properties and Other Assets	(3)	(2)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	17	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(69)	(13)
Other Working Capital Changes	(1)	18
Other	2	10

Net Cash Provided By Operating Activities	225	304

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(47)	(59)
Timberlands Acquired	(65)	(96)
Other	(1)	5

Net Cash Used In Investing Activities	(113)	(150)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(216)	(222)
Borrowings on Line of Credit	1,275	2,179
Repayments on Line of Credit	(1,399)	(2,246)
Proceeds from Issuance of Long-Term Debt	250	350
Principal Payments and Retirement of Long-Term Debt	(50)	(125)
Proceeds from Stock Option Exercises	14	7
Acquisition of Treasury Stock	(51)	(202)

Net Cash Used In Financing Activities	(177)	(259)

Decrease In Cash and Cash Equivalents	(65)	(105)

Cash and Cash Equivalents:
Beginning of Period	240	273

End of Period	$175	$168

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At September 30, 2008, the company owned and managed approximately 8 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber. On October 1, 2008, the company contributed 454,000 acres of timberlands to a joint venture. See Note 10 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. Generally, the adoption of this standard is optional. SFAS No. 159 was effective for the company in the first quarter of 2008; however, the company did not elect to adopt the provisions of SFAS No. 159 for existing eligible instruments at December 31, 2007.

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

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The standard is required to be adopted prospectively and early adoption is not allowed. All consolidated subsidiaries of the company are wholly-owned; and therefore, the company does not expect the adoption of SFAS No. 160 to have any impact on the company’s financial condition, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2008	2007

Net Income Available to Common Stockholders	$69	$59

Denominator for Basic Earnings per Share	171.2	173.2

Effect of Dilutive Securities – Stock Options	0.5	0.3
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units, Dividend Equivalents and Value Management Plan	0.1	0.1

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	171.8	173.6

Per Share Amounts:

Net Income Per Share – Basic	$0.40	$0.34
Net Income Per Share – Diluted	$0.40	$0.34

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

Income From Continuing Operations	$138	$162
Gain on Sale of Properties, net of tax	—	2

Net Income Available to Common Stockholders	$138	$164

Denominator for Basic Earnings per Share	171.3	175.3

Effect of Dilutive Securities – Stock Options	0.4	0.3
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units, Dividend Equivalents and Value Management Plan	0.1	0.1

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	171.8	175.7

Per Share Amounts – Basic:
Income From Continuing Operations	$0.81	$0.93
Gain on Sale of Properties, net of tax	—	0.01

Net Income	$0.81	$0.94

Per Share Amounts – Diluted:
Income From Continuing Operations	$0.80	$0.92
Gain on Sale of Properties, net of tax	—	0.01

Net Income	$0.80	$0.93

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and nine-month periods ended September 30 (shares in millions):

	Quarter Ended September 30,
	2008	2007

Number of Options	0.5	0.5
Range of Exercise Prices	$42.22 to $43.23	$39.31 to $43.23
Expiration on or before	May 2018	July 2017

	Nine Months Ended September 30,
	2008	2007

Number of Options	0.8	0.6
Range of Exercise Prices	$39.31 to $43.23	$35.54 to $43.23
Expiration on or before	May 2018	July 2017

Note 3. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and Timberlands consisted of the following (in millions):

	September 30, 2008	December 31, 2007

Timber and Logging Roads, net	$2,626	$2,689
Timberlands	1,237	1,260

Timber and Timberlands, net	$3,863	$3,949

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2008	December 31, 2007

Land, Buildings and Improvements	$81	$88
Machinery and Equipment	320	312

	401	400
Accumulated Depreciation	(222)	(198)

Property, Plant and Equipment, net	$179	$202

During the second quarter of 2008, the company updated its outlook for its lumber business as a result of a steeper decline in housing starts than previously forecasted. For 2008, housing starts are now forecasted to be less than one million starts and are not expected to improve in the near term. As a result of the significant

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

decline in housing starts and the expectation for continued weak lumber prices, the company concluded that certain of its lumber manufacturing assets were impaired. During the second quarter of 2008, the company recorded an impairment charge of $10 million related to these lumber manufacturing assets. For the nine months ended September 30, 2008, the impairment loss is reflected in the operating income of our Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income. The fair value of the impaired assets was estimated based on expected future cash flows discounted at a risk-adjusted rate of interest.

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2008	December 31, 2007

Raw Materials (logs)	$20	$21
Work-in-process	5	5
Finished Goods	42	43

	67	69
Supplies	13	13

Total	$80	$82

Note 4. Borrowings

Debt consists of the following (in millions):

	September 30, 2008	December 31, 2007

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	—
Revolving Line of Credit (C)	432	556

Fixed Rate Debt
Senior Notes	1,570	1,617

Total Debt	2,602	2,523

Less: Current Portion	(300)	(147)

Long-term Portion	$2,302	$2,376

(A)	As of September 30, 2008, the interest rate on the $350 million term credit agreement was 4.16%.

(B)	On March 28, 2008, the company entered into a $250 million term credit agreement that matures in June 2012. As of September 30, 2008, the interest rate for the $250 million term credit agreement was 4.71%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(C)	As of September 30, 2008, the weighted-average interest rate for the borrowings on the line of credit was 4.45%. As of September 30, 2008, we had $432 million of borrowings and $14 million of standby letters of credit outstanding; $304 million remained available for borrowing under our $750 million line of credit. As of October 1, 2008, $432 million of the borrowings under our line of credit was repaid.

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

On October 1, 2008, the company borrowed $783 million from a newly-formed joint venture. The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. See Note 10 of the Notes to Consolidated Financial Statements.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Capital

The changes in the company’s capital accounts were as follows during 2008 (in millions):

	Common Stock					Accumulated Other
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Total Equity

January 1, 2008	172.3	$2	$2,204	$202	$(509)	$2	$1,901

Net Income	—	—	—	38	—	—	38
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	(2)	(2)

Total Comprehensive Income							36

Dividends	—	—	—	(72)	—	—	(72)
Stock Option Exercises	—	—	—	—	—	—	—
Shares Issued under Stock Incentive Plans	0.1	—	2	—	—	—	2
Common Stock Repurchased	(1.3)	—	—	—	(51)	—	(51)

March 31, 2008	171.1	$2	$2,206	$168	$(560)	$—	$1,816

Net Income	—	—	—	31	—	—	31
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	1	1

Total Comprehensive Income							32

Dividends	—	—	—	(72)	—	—	(72)
Stock Option Exercises	—	—	1	—	—	—	1
Shares Issued under Stock Incentive Plans	—	—	1	—	—	—	1
Common Stock Repurchased	—	—	—	—	—	—	—

June 30, 2008	171.1	$2	$2,208	$127	$(560)	$1	$1,778

Net Income	—	—	—	69	—	—	69
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	(1)	(1)

Total Comprehensive Income							68

Dividends	—	—	—	(72)	—	—	(72)
Stock Option Exercises	0.5	—	13	—	—	—	13
Shares Issued under Stock Incentive Plans	—	—	1	—	—	—	1
Common Stock Repurchased	—	—	—	—	—	—	—

September 30, 2008	171.6	$2	$2,222	$124	$(560)	$—	$1,788

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Fair Value Measurements

Summarized below are the assets reported at fair value, measured on a recurring basis, as of September 30, 2008 (in millions):

	Balance at September 30, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$153	$153
Investment in Grantor Trusts	25	25

Total	$178	$178

(A)	Included in the $175 million of Cash and Cash Equivalents on the Consolidated Balance Sheet at September 30, 2008.

Note 7. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2008	2007
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)

Total Pension Cost	$2	$2

	Nine Months Ended September 30,
	2008	2007
Service Cost	$6	$6
Interest Cost	5	6
Expected Return on Plan Assets	(5)	(6)

Total Pension Cost	$6	$6

It is the company’s policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued). During the third quarter of 2008, the company contributed $7 million to its qualified pension plan and $1 million to its grantor trust associated with its non-qualified plans.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the fourth quarter of 2008, the company expects to contribute between $7 and $14 million to the qualified pension plan and between $1 and $4 million to the non-qualified plans.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources (A)	Southern Resources	Real Estate	Manufactured Products	Other	Total (B)

Quarter Ended September 30, 2008
External Revenues	$78	$116	$108	$104	$8	$414

Intersegment Revenues	17	—	—	—	—	17

Depreciation, Depletion and Amortization	10	16	—	6	—	32

Basis of Real Estate Sold	—	—	27	—	—	27

Operating Income (Loss)	12	29	73	(4)	7	117

Quarter Ended September 30, 2007
External Revenues	$69	$121	$94	$119	$4	$407

Intersegment Revenues	17	—	—	—	—	17

Depreciation, Depletion and Amortization	14	15	—	7	—	36

Basis of Real Estate Sold	—	—	22	—	—	22

Operating Income	8	39	61	2	3	113

	Northern Resources(A)	Southern Resources	Real Estate	Manufactured Products(C)	Other	Total (B)

Nine Months Ended September 30, 2008
External Revenues	$221	$366	$217	$330	$19	$1,153

Intersegment Revenues	42	—	—	—	—	42

Depreciation, Depletion and Amortization	27	47	1	30	—	105

Basis of Real Estate Sold	—	—	49	—	—	49

Operating Income (Loss)	33	103	141	(24)	17	270

Nine Months Ended September 30, 2007
External Revenues	$215	$374	$204	$363	$15	$1,171

Intersegment Revenues	49	—	—	—	—	49

Depreciation, Depletion and Amortization	31	44	—	23	—	98

Basis of Real Estate Sold	—	—	45	—	—	45

Operating Income	41	126	129	3	13	312

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	For the quarter and nine months ended September 30, 2007, the Northern Resources Segment recorded a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the consolidated financial statements.

(B)	Consolidated depreciation, depletion and amortization include unallocated corporate depreciation of $1 million and $4 million for the quarter and nine months ended September 30, for both 2008 and 2007, respectively.

(C)	For the nine months ended September 30, 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 3 of the Notes to Consolidated Financial Statements.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2008	2007
Total Segment Operating Income	$117	$113
Corporate and Other Unallocated Expenses	(17)	(14)
Other Operating Income (Expense), net	(1)	(1)

Operating Income	99	98
Interest Expense, net	(35)	(38)

Income before Income Taxes	$64	$60

	Nine Months Ended September 30,
	2008	2007
Total Segment Operating Income	$270	$312
Corporate and Other Unallocated Expenses	(47)	(43)
Other Operating Income (Expense), net	2	—

Operating Income	225	269
Interest Expense, net	(105)	(109)

Income before Income Taxes	$120	$160

Note 10. Subsequent Events

Quarterly Dividend. On November 5, 2008, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $70 million, which will be paid on November 28, 2008 to stockholders of record on November 17, 2008.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Timberland Joint Venture. On October 1, 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Joint Venture”) in exchange for a $705 million preferred interest and a $78 million common interest. Following the contribution, the company borrowed $783 million from the Joint Venture (“Note Payable to Unconsolidated Joint Venture”). The Joint Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for a common interest. The other member’s common interest represents approximately 91% of the Joint Venture’s common interests. The Joint Venture can only be liquidated with the consent of both partners. However, upon the nine year anniversary of the Joint Venture, Plum Creek has the right for a six-month period to cause the Joint Venture to redeem the other partner’s interest. The other Joint Venture partner has a similar redemption right after the seven year anniversary.

The activities of the Joint Venture will primarily consist of the ownership of timberlands and entering into cutting contracts with an affiliate of The Campbell Group for the sale and harvesting of timber. An affiliate of The Campbell Group is the manager of the Joint Venture. The manager and the other member control the day-to-day operating decisions of the Joint Venture. Plum Creek retains certain protective rights that require its consent before the Joint Venture can take certain actions. For example, without Plum Creek’s consent and subject to certain exceptions, the Joint Venture generally cannot sell properties, incur indebtedness, file for bankruptcy or enter into contracts with affiliates which are not arm’s length.

The preferred interest is entitled to a cumulative preferred return equal to 7.875% per annum (approximately $56 million). No distributions can be made on the common interests until all current period and prior period preferred returns have been paid. The preferred interest has a preference in liquidation over the common interests. Distributions are payable on March 15th and September 15 th each year. Joint venture earnings are first allocated to the preferred interest to the extent of the preferred return and then allocated pro rata among the common interests.

The annual interest rate on the Note Payable to Unconsolidated Joint Venture is fixed at 7.375%, resulting in annual interest expense of approximately $58 million. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity.

The transfer of timberlands was accounted for as a contribution to a joint venture and no gain or loss was recognized upon formation. The preferred and common interests are accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The cost basis of the timber and timberlands contributed to the Joint Venture was $175 million and will be included in the balance sheet account Equity Investment in Unconsolidated Joint Venture for periods ending after October 1, 2008.

The company incurred approximately $14 million of transaction costs in connection with the exchange of timberlands for the equity investment in the Joint Venture, obtaining amendments to previously existing debt agreements, and the formation of the Joint Venture. Approximately $12 million of the transaction costs were capitalized. The investment banking services necessary to exchange the timberlands for an equity investment ($9 million) will be included in the balance sheet account Equity Investment in Unconsolidated Joint Venture for periods ending after October 1, 2008. Costs related to amendments to our debt agreements ($3 million) are included in the balance sheet account Other Assets. The remaining transaction costs ($2 million) were charged to expense as incurred.

The company intends to use the proceeds from the $783 million loan to repay outstanding indebtedness and for general corporate purposes, including the repurchase of the company’s common stock. Under the terms of our existing debt agreements, 50% of the loan proceeds, or $392 million, is required to be used to repay outstanding indebtedness. On October 1, 2008, the proceeds were used to make a principal payment on our 7.25% Senior

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Notes issued in 2001 ($75 million) and repay the outstanding balance on our revolving line of credit ($432 million). The remaining proceeds were invested in various money market funds.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Following are the consolidated financial statements of Plum Creek Timberlands, L.P., a Delaware limited partnership and wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April 2006, pursuant to which Plum Creek Timberlands, L.P. has registered, and from time to time may offer and sell, debt securities. As of September 30, 2008, Plum Creek Timberlands, L.P. has sold $525 million of debt securities.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2008	2007

REVENUES:
Timber	$194	$190
Real Estate	108	94
Manufacturing	104	119
Other	8	4

Total Revenues	414	407

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	144	133
Real Estate	33	31
Manufacturing	105	113
Other	1	1

Total Cost of Goods Sold	283	278
Selling, General and Administrative	31	30

Total Costs and Expenses	314	308

Other Operating Income (Expense), net	(1)	(1)

Operating Income	99	98
Interest Expense, net	35	38

Income before Income Taxes	64	60
Provision (Benefit) for Income Taxes	(5)	1

Net Income	$69	$59

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2008	2007

REVENUES:
Timber	$587	$589
Real Estate	217	204
Manufacturing	330	363
Other	19	15

Total Revenues	1,153	1,171

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	420	391
Real Estate	69	69
Manufacturing	345	349
Other	2	2

Total Cost of Goods Sold	836	811
Selling, General and Administrative	94	91

Total Costs and Expenses	930	902

Other Operating Income (Expense), net	2	—

Operating Income	225	269
Interest Expense, net	105	109

Income before Income Taxes	120	160
Benefit for Income Taxes	(18)	(2)

Income from Continuing Operations	138	162
Gain on Sale of Properties, net of tax	—	2

Net Income	$138	$164

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	September 30, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$175	$240
Accounts Receivable	48	33
Like-Kind Exchange Funds Held in Escrow	69	—
Inventories	80	82
Deferred Tax Asset	7	7
Real Estate Development Properties	4	5
Assets Held for Sale	132	64
Other Current Assets	21	25

	536	456

Timber and Timberlands, net	3,863	3,949
Property, Plant and Equipment, net	179	202
Investment in Grantor Trusts (at Fair Value)	26	28
Other Assets	41	30

Total Assets	$4,645	$4,665

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$300	$147
Accounts Payable	48	48
Interest Payable	39	29
Wages Payable	22	25
Taxes Payable	20	23
Deferred Revenue	22	13
Other Current Liabilities	22	18

	473	303

Long-Term Debt	1,870	1,820
Line of Credit	432	556
Deferred Tax Liability	9	20
Other Liabilities	73	65

Total Liabilities	2,857	2,764

Commitments and Contingencies

EQUITY
Total Partners’ Capital	1,788	1,901

Total Liabilities and Partners’ Capital	$4,645	$4,665

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$138	$164
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (includes $10 Lumber Impairment Loss in 2008 and $4 Loss Related to Forest Fires in 2007)	109	102
Basis of Real Estate Sold	49	45
Expenditures for Real Estate Development	(6)	(13)
Deferred Income Taxes	(11)	(7)
Gain on Sales of Properties and Other Assets	(3)	(2)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	17	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(69)	(13)
Other Working Capital Changes	(1)	18
Other	2	10

Net Cash Provided By Operating Activities	225	304

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(47)	(59)
Timberlands Acquired	(65)	(96)
Other	(1)	5

Net Cash Used In Investing Activities	(113)	(150)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions	(253)	(417)
Borrowings on Line of Credit	1,275	2,179
Repayments on Line of Credit	(1,399)	(2,246)
Proceeds from Issuance of Long-Term Debt	250	350
Principal Payments and Retirement of Long-Term Debt	(50)	(125)

Net Cash Used In Financing Activities	(177)	(259)

Decrease In Cash and Cash Equivalents	(65)	(105)

Cash and Cash Equivalents:
Beginning of Period	240	273

End of Period	$175	$168

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

At September 30, 2008, the Operating Partnership owned and managed approximately 8 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 8 million acres are about 1.7 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber. On October 1, 2008, the company contributed 454,000 acres of timberlands to a joint venture. See Note 9 of the Notes to Consolidated Financial Statements for Plum Creek Timberlands, L.P.

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

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. Generally, the adoption of this standard is optional. SFAS No. 159 was effective for the Operating Partnership in the first quarter of 2008; however, the Operating Partnership did not elect to adopt the provisions of SFAS No. 159 for existing eligible instruments at December 31, 2007.

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

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The standard is required to be adopted prospectively and early adoption is not allowed. All consolidated subsidiaries of the Operating Partnership are wholly-owned; and therefore, the Operating Partnership does not expect the adoption of SFAS No. 160 to have any impact on the Operating Partnership’s financial condition, results of operations or cash flows.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation. The reclassifications had no impact on operating income or net income.

Note 2. Timber and Timberlands, Property, Plant and Equipment, and Inventory

Timber and Timberlands consisted of the following (in millions):

	September 30, 2008	December 31, 2007
Timber and Logging Roads, net	$2,626	$2,689
Timberlands	1,237	1,260

Timber and Timberlands, net	$3,863	$3,949

Property, Plant and Equipment consisted of the following (in millions):
	September 30, 2008	December 31, 2007
Land, Buildings and Improvements	$81	$88
Machinery and Equipment	320	312

	401	400
Accumulated Depreciation	(222)	(198)

Property, Plant and Equipment, net	$179	$202

During the second quarter of 2008, the Operating Partnership updated its outlook for its lumber business as a result of a steeper decline in housing starts than previously forecasted. For 2008, housing starts are now forecasted to be less than one million starts and are not expected to improve in the near term. As a result of the significant decline in housing starts and the expectation for continued weak lumber prices, the Operating Partnership concluded that certain of its lumber manufacturing assets were impaired. During the second quarter of 2008, the Operating Partnership recorded an impairment charge of $10 million related to these lumber manufacturing assets. For the nine months ended September 30, 2008, the impairment loss is reflected in the operating income of our Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income. The fair value of the impaired assets was estimated based on expected future cash flows discounted at a risk-adjusted rate of interest.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2008	December 31, 2007
Raw Materials (logs)	$20	$21
Work-in-process	5	5
Finished Goods	42	43

	67	69
Supplies	13	13

Total	$80	$82

Note 3. Borrowings Debt consists of the following (in millions):
	September 30, 2008	December 31, 2007

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	—
Revolving Line of Credit (C)	432	556

Fixed Rate Debt
Senior Notes	1,570	1,617

Total Debt	2,602	2,523

Less: Current Portion	(300)	(147)

Long-term Portion	$2,302	$2,376

(A)	As of September 30, 2008, the interest rate on the $350 million term credit agreement was 4.16%.

(B)	On March 28, 2008, the Operating Partnership entered into a $250 million term credit agreement that matures in June 2012. As of September 30, 2008, the interest rate for the $250 million term credit agreement was 4.71%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

(C)	As of September 30, 2008, the weighted-average interest rate for the borrowings on the line of credit was 4.45%. As of September 30, 2008, we had $432 million of borrowings and $14 million of standby letters of credit outstanding; $304 million remained available for borrowing under our $750 million line of credit. As of October 1, 2008, $432 million of the borrowings under our line of credit was repaid.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2008 (in millions):

	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital

January 1, 2008	$1,899	$2	$1,901

Net Income	38	—	38
Other Comprehensive Income (Loss), net of tax	—	(2)	(2)

Total Comprehensive Income			36

Distributions to Parent	(123)	—	(123)
Capital Contributions from Parent	2	—	2

March 31, 2008	$1,816	$—	$1,816

Net Income	31	—	31
Other Comprehensive Income (Loss), net of tax	—	1	1

Total Comprehensive Income			32

Distributions to Parent	(71)	—	(71)
Capital Contributions from Parent	1	—	1

June 30, 2008	$1,777	$1	$1,778

Net Income	69	—	69
Other Comprehensive Income (Loss), net of tax	—	(1)	(1)

Total Comprehensive Income			68

Distributions to Parent	(59)	—	(59)
Capital Contributions from Parent	1	—	1

September 30, 2008	$1,788	$—	$1,788

On October 1, 2008, Plum Creek Timber Company, Inc. made a capital contribution of $783 million to the Operating Partnership. See Note 9 of the Notes to Consolidated Financial Statements for Plum Creek Timberlands, L.P.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Fair Value Measurements

Summarized below are the assets reported at fair value, measured on a recurring basis, as of September 30, 2008 (in millions):

	Balance at September 30, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$153	$153
Investment in Grantor Trusts	25	25

Total	$178	$178

(A)	Included in the $175 million of Cash and Cash Equivalents on the Consolidated Balance Sheet at September 30, 2008.

Note 6. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2008	2007
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)

Total Pension Cost	$2	$2

	Nine Months Ended September 30,
	2008	2007
Service Cost	$6	$6
Interest Cost	5	6
Expected Return on Plan Assets	(5)	(6)

Total Pension Cost	$6	$6

It is the Operating Partnership’s policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued). During the third quarter of 2008, the Operating Partnership contributed $7 million to its qualified pension plan and $1 million to its grantor trust associated with its non-qualified plans. During the fourth quarter of 2008, the Operating Partnership expects to contribute between $7 and $14 million to the qualified pension plan and between $1 and $4 million to the non-qualified plans.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources (A)	Southern Resources	Real Estate	Manufactured Products	Other	Total (B)

Quarter Ended September 30, 2008
External Revenues	$78	$116	$108	$104	$8	$414

Intersegment Revenues	17	—	—	—	—	17

Depreciation, Depletion and Amortization	10	16	—	6	—	32

Basis of Real Estate Sold	—	—	27	—	—	27

Operating Income (Loss)	12	29	73	(4)	7	117

Quarter Ended September 30, 2007
External Revenues	$69	$121	$94	$119	$4	$407

Intersegment Revenues	17	—	—	—	—	17

Depreciation, Depletion and Amortization	14	15	—	7	—	36

Basis of Real Estate Sold	—	—	22	—	—	22

Operating Income	8	39	61	2	3	113

	Northern Resources(A)	Southern Resources	Real Estate	Manufactured Products(C)	Other	Total (B)

Nine Months Ended September 30, 2008
External Revenues	$221	$366	$217	$330	$19	$1,153

Intersegment Revenues	42	—	—	—	—	42

Depreciation, Depletion and Amortization	27	47	1	30	—	105

Basis of Real Estate Sold	—	—	49	—	—	49

Operating Income (Loss)	33	103	141	(24)	17	270

Nine Months Ended September 30, 2007
External Revenues	$215	$374	$204	$363	$15	$1,171

Intersegment Revenues	49	—	—	—	—	49

Depreciation, Depletion and Amortization	31	44	—	23	—	98

Basis of Real Estate Sold	—	—	45	—	—	45

Operating Income	41	126	129	3	13	312

(A)	For the quarter and nine months ended September 30, 2007, the Northern Resources Segment recorded a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the consolidated financial statements.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(B)	Consolidated depreciation, depletion and amortization include unallocated corporate depreciation of $1 million and $4 million for the quarter and nine months ended September 30, for both 2008 and 2007, respectively.

(C)	For the nine months ended September 30, 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 2 of the Notes to Consolidated Financial Statements.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2008	2007
Total Segment Operating Income	$117	$113
Corporate and Other Unallocated Expenses	(17)	(14)
Other Operating Income (Expense), net	(1)	(1)

Operating Income	99	98
Interest Expense, net	(35)	(38)

Income before Income Taxes	$64	$60

	Nine Months Ended September 30,
	2008	2007
Total Segment Operating Income	$270	$312
Corporate and Other Unallocated Expenses	(47)	(43)
Other Operating Income (Expense), net	2	—

Operating Income	225	269
Interest Expense, net	(105)	(109)

Income before Income Taxes	$120	$160

Note 9. Subsequent Event

On October 1, 2008, an affiliate of the Operating Partnership contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Joint Venture”) in exchange for a $705 million preferred interest and a $78 million common interest. Following the contribution, Plum Creek Timber Company, Inc. borrowed $783 million from the Joint Venture. Following the receipt of the $783 million of loan proceeds, Plum Creek Timber Company, Inc. made a capital contribution of $783 million to the Operating Partnership. The Joint Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for a common interest. The other member’s common interest represents approximately 91% of the Joint Venture’s common interests. The Joint Venture can only be liquidated with the consent of both partners. However, upon the nine year anniversary of the Joint Venture, Plum Creek has the right for a six-month period to cause the Joint Venture to redeem the other partner’s interest. The other Joint Venture partner has a similar redemption right after the seven year anniversary.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The activities of the Joint Venture will primarily consist of the ownership of timberlands and entering into cutting contracts with an affiliate of The Campbell Group for the sale and harvesting of timber. An affiliate of The Campbell Group is the manager of the Joint Venture. The manager and the other member control the day-to-day operating decisions of the Joint Venture. Plum Creek retains certain protective rights that require its consent before the Joint Venture can take certain actions. For example, without Plum Creek’s consent and subject to certain exceptions, the Joint Venture generally cannot sell properties, incur indebtedness, file for bankruptcy or enter into contracts with affiliates which are not arm’s length.

The preferred interest is entitled to a cumulative preferred return equal to 7.875% per annum (approximately $56 million). No distributions can be made on the common interests until all current period and prior period preferred returns have been paid. The preferred interest has a preference in liquidation over the common interests. Distributions are payable on March 15th and September 15th each year. Joint venture earnings are first allocated to the preferred interest to the extent of the preferred return and then allocated pro rata among the common interests.

The transfer of timberlands was accounted for as a contribution to a joint venture and no gain or loss was recognized upon formation. The preferred and common interests are accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The cost basis of the timber and timberlands contributed to the Joint Venture was $175 million and will be included in the balance sheet account Equity Investment in Unconsolidated Joint Venture for periods ending after October 1, 2008.

Plum Creek incurred approximately $14 million of transaction costs in connection with the exchange of timberlands for the equity investment in the Joint Venture, obtaining amendments to previously existing debt agreements, and the formation of the Joint Venture. Approximately $12 million of the transaction costs were capitalized. The investment banking services necessary to exchange the timberlands for an equity investment ($9 million) will be included in the balance sheet account Equity Investment in Unconsolidated Joint Venture for periods ending after October 1, 2008. Costs related to amendments to our debt agreements ($3 million) are included in the balance sheet account Other Assets. The remaining transaction costs ($2 million) were charged to expense as incurred.

The Operating Partnership intends to use the $783 million capital contribution to repay outstanding indebtedness and for general corporate purposes, including distributions to Plum Creek Timber Company, Inc. for the repurchase of the company’s common stock. Under the terms of our existing debt agreements, 50% of the capital contribution, or $392 million, is required to be used to repay outstanding indebtedness. On October 1, 2008, the proceeds were used to make a principal payment on our 7.25% Senior Notes issued in 2001 ($75 million) and repay the outstanding balance on our revolving line of credit ($432 million). The remaining proceeds were invested in various money market funds.

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

Recent Events

Potential Timberland Transaction. During the second quarter of 2008, we signed an agreement to sell approximately 310,000 acres of Montana timberlands for $510 million in our Northern Resources Segment. The timberlands are scheduled to be sold in three phases as follows:

•	$150 million (approximately 129,000 acres) in December 2008;

•	$250 million (approximately 111,000 acres) in December 2009; and

•	$110 million (approximately 70,000 acres) in December 2010.

In connection with the sales transaction, we will also enter into a wood fiber supply agreement (for up to 15 years) at market-based prices for our manufacturing facilities. The sales are subject to a number of conditions and contingencies. Our book basis in the Montana timberlands expected to be sold in 2008 is approximately $77 million and is included in our consolidated balance sheet on the line item Assets Held for Sale.

Investment in Joint Venture. On October 1, 2008, we contributed 454,000 acres of timberlands located in our Southern Resources Segment to Southern Diversified Timber, LLC (“the Joint Venture”) in exchange for a $705 million preferred interest and a $78 million common interest. Following the contribution, we borrowed $783 million from the Joint Venture. The Joint Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for a common interest. The other member’s common interest represents approximately 91% of the Joint Venture’s common interests. Under the terms of our existing debt agreements, 50% of the loan proceeds ($392 million) are required to be used to repay outstanding indebtedness, including upcoming fixed rate debt maturities.

We believe there continues to be significant interest in the ownership of timberlands in the United States. Management decided to capture current strong timberland values, in a tax-efficient manner, through a contribution of 11% of its southern timberlands to the Joint Venture. This transaction allows us to immediately capture substantially all of the value of these timberlands while maintaining an ongoing interest in the timberlands.

We expect to receive annually a preferred return of $56 million associated with our $705 million preferred interest in the Joint Venture. In addition to our preferred interest, we also received a 9% common interest, which is entitled to periodic distributions of cash flow, if any, but only after all outstanding preferred distributions have been paid. Our preferred interest has a priority in liquidation over the common interests with respect to all the assets of the Joint Venture. Our annual interest payments on the loan from the Joint Venture are $58 million. See Note 10 of the Consolidated Notes to Financial Statements of Plum Creek Timber Company, Inc.

Results of Operations

Third Quarter 2008 Compared to Third Quarter 2007

The following table and narrative compare operating results by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2008	2007

Operating Income (Loss) by Segment
Northern Resources	$12	$8	$4
Southern Resources	29	39	(10)
Real Estate	73	61	12
Manufactured Products	(4)	2	(6)
Other	7	3	4

Total Segment Operating Income	117	113	4

Other Costs and Eliminations	(17)	(14)	(3)

Other Operating Income (Expense), net	(1)	(1)	—

Operating Income	$99	$98	$1

Northern Resources Segment. Revenues increased by $9 million, or 11%, to $95 million in the third quarter of 2008 compared to the third quarter of 2007. This increase was due primarily to higher pulpwood prices ($6 million) and higher pulpwood harvest volumes ($4 million), offset in part by lower sawlog prices ($2 million). Pulpwood prices were 24% higher in 2008 due primarily to strong demand for wood fiber from pulp and paper companies, wet weather conditions which limited pulpwood availability in certain markets, a reduced supply of woodchips as a result of lumber and plywood mill curtailments, and increasing demand for wood fiber for energy use. Sawlog prices were 2% lower in 2008 compared to 2007 due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts.

Harvest volumes for the third quarter of 2008 increased by 7% compared to the third quarter of 2007. Almost all of the harvest volume increase was pulpwood, which we temporarily increased during the third quarter of 2008 to take advantage of favorable pulpwood prices. Harvest levels for all of 2008 are expected to be approximately 6.0 million tons compared to 6.2 million tons harvested in 2007.

Northern Resources Segment operating income was 13% of its revenues for the third quarter 2008 and 9% for the third quarter of 2007. This increase was due primarily to a $4 million loss in the third quarter of 2007 for timber volume destroyed by fires on approximately 41,000 acres in Montana. Segment costs and expenses increased by $5 million, or 6%, to $83 million. This increase was due primarily to higher log and haul costs as a result of both higher fuel prices and higher harvest levels, offset in part by the $4 million fire loss reported in 2007. On a per ton basis, logging and hauling costs increased 11% ($5 million) due primarily to higher fuel costs.

Southern Resources Segment. Revenues decreased by $5 million, or 4%, to $116 million in the third quarter of 2008. This decrease was due primarily to lower sawlog prices ($5 million) and a lower margin mix of log sales ($6 million), partially offset by higher pulpwood prices ($5 million).

Sawlog prices on a stumpage basis were 18% lower in the third quarter of 2008 compared to the third quarter of 2007 due primarily to a combination of weak demand and higher hauling costs. Sawlog prices on a delivered basis decreased by 10%. The demand for sawlogs has declined due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts. Pulpwood prices were 15% higher in the third quarter of 2008 compared to the third quarter of 2007. This increase was due primarily to the continued strong demand for wood fiber from pulp and paper companies and a reduced supply of woodchips as a result of lumber and plywood mill curtailments. On a delivered basis, pulpwood prices increased 10%. As a result of the improved pulpwood prices and weak sawlog prices, we increased the percentage of pulpwood harvested and decreased the percentage of sawlogs harvested, which resulted in an overall lower margin mix from log sales.

Harvest levels for all of 2008 are expected to be approximately 13.6 million tons compared to the 14.1 million tons we harvested in 2007. However, we expect the percentage of pulpwood harvested in 2008 to increase to approximately 58% of the total tons harvested compared to 55% of the total tons harvested in 2007. We have temporarily accelerated the harvest of pulpwood to capture favorable prices and have deferred the harvest of sawlogs until prices improve. On October 1, 2008, we contributed approximately 11% of our southern timberlands to a joint venture (see “Recent Events”). Harvest volume from these timberlands were approximately 1.4 million tons for both the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, and in both periods the percentage of sawlogs harvested was slightly greater than 50%.

Southern Resources Segment operating income was 25% of its revenues for the third quarter of 2008 and 32% for the third quarter of 2007. This decrease was due primarily to lower sawlog prices, a lower margin mix from log sales and higher hauling rates. Segment costs and expenses increased by $5 million, or 6%, to $87 million. This increase was due primarily to higher logging and hauling costs. On a per ton basis, logging and hauling costs increased 9% ($5 million) due primarily to higher fuel costs.

Real Estate Segment.

	Quarter Ended September 30, 2008			Quarter Ended September 30, 2007
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	14,800	$17	$1,145	30,735	$43	$1,400
Conservation	39,880	41	1,035	2,650	6	2,150
Higher and Better Use / Recreational	15,640	50	3,220	10,400	38	3,675
Development Properties	10	—	13,130	890	7	8,410
Conservation Easements	n/a	—		n/a	—

Total	70,330	$108		44,675	$94

Revenues increased by $14 million to $108 million in the third quarter of 2008. This increase was due primarily to higher revenues from sales of conservation properties ($35 million), increase in the number of acres of higher and better use / recreational land sales ($19 million), offset in part by a decrease in the number of acres of small non-strategic sales ($22 million), lower prices from higher and better use / recreational properties ($7 million) and lower revenues from sales of development properties ($7 million).

The number of acres of conservation properties sold during the third quarter of 2008 increased primarily due to timing of sales. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, a limited number of conservation buyers, and the timing of our offerings. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

The number of acres of small non-strategic properties sold during the third quarter of 2008 decreased primarily due to the timing of sales. The number of acres of higher and better use / recreational properties sold during the third quarter of 2008 increased by 50% compared to the third quarter of 2007, due primarily to our long-term plan to expand the number of acres available for sale in many of our real estate markets. Our average sale price per acre for higher and better use / recreational properties decreased by 12% due primarily to sales mix. During the third quarter of 2008, demand for properties with a higher value per acre has weakened. As a result, we increased our sales of properties with a lower value per acre. Demand in regions with a higher value per acre has weakened due to the slowing U.S. economy, the decline in consumer confidence and the reduced availability of credit. Revenue from our development properties declined due primarily to a significant decrease in the demand for these properties as a result of a decline in consumer confidence and the financial market turmoil.

Real Estate Segment operating income was 67% of its third quarter revenues for 2008, compared to 65% for 2007. Real Estate Segment costs and expenses increased by $2 million to $35 million in the third quarter of 2008.

Manufactured Products Segment. Revenues decreased by $15 million, or 13%, to $104 million in the third quarter of 2008 compared to the third quarter of 2007 due primarily to lower MDF sales volumes ($11 million), lower plywood sales volumes ($3 million), lower lumber sales volumes ($2 million) and lower lumber prices ($2 million), offset in part by higher MDF prices ($3 million).

MDF sales volume decreased by 31% in the third quarter of 2008 compared to the same period in the prior year. MDF demand weakened considerably during the third quarter and is expected to remain weak until the housing market recovers. The weaker demand was due primarily to the significant decline in housing starts and the excess supply of inventories held by flooring and door manufacturers, distributors and retailers. MDF prices were 13% higher compared to the same period in the prior year. Despite weaker demand, customers were generally willing to pay higher prices to partially compensate manufacturers for the higher cost of raw materials.

Plywood sales volumes were 11% lower during the third quarter of 2008 due primarily to weakness in specialty markets, such as recreational vehicle, transportation and concrete forming applications. The decline in these markets is due primarily to weakening economic conditions in the U.S.

Lumber prices were 5% lower during the third quarter of 2008 compared to the same quarter of 2007. The demand for lumber has declined due primarily to significantly lower housing starts. U.S. housing starts during the first nine months of 2008 were 31% lower compared to the same period a year ago. In response to the decline in housing starts, North American lumber production has also been declining. The supply of lumber decreased by 21% during the first six months of 2008 compared to the same period in the previous year. Despite the decline in lumber production, there still remains an ample supply of lumber at current demand levels. Lumber sales volume declined 10% during the third quarter of 2008 due primarily to curtailed production as a result of depressed lumber prices.

Manufactured Products Segment operating loss was $4 million for the third quarter of 2008 compared to operating income of $2 million for the third quarter of 2007. This decrease in operating performance was due primarily to weak lumber prices and higher MDF raw materials costs. Manufactured Products Segment costs and expenses decreased by $9 million, or 8%, to $108 million for the third quarter of 2008. This decrease was due primarily to lower lumber, plywood and MDF sales volume, offset in part by higher MDF raw materials costs and a $3 million write-down for purchase log commitments. The cost of MDF raw materials increased by $5 million due to higher wood chip costs (caused by a regional shortage from lower lumber production) and higher resin costs.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $17 million during the third quarter of 2008 and by $14 million during the third quarter of 2007. The increase of $3 million was due primarily to legal and accounting costs related to our equity investment in the Southern timberlands joint venture. See further discussion of the joint venture in “Recent Events” above.

Interest Expense, net. Interest expense (net of interest income) was $35 million for the third quarter of 2008 compared to $38 million for the third quarter of 2007. The $3 million decrease in interest expense was due to lower interest rates on our variable rate debt ($5 million), partially offset by higher interest expense due to additional borrowings outstanding ($2 million). During the fourth quarter of 2007, a combination of cash and debt financing was used to fund approximately $78 million of timberland acquisitions. During 2008, a combination of cash and debt financing was used to fund approximately $65 million of timberland acquisitions and repurchase $51 million, or approximately 1.3 million shares, of common stock.

Benefit for Income Taxes. The benefit for income taxes was $5 million for the third quarter of 2008 compared to a provision for income taxes of $1 million for the third quarter of 2007. The net decrease in tax expense of $6 million is due primarily to losses in our manufacturing business (resulting in a tax benefit of $3 million) and fewer real estate development sales by our taxable REIT subsidiaries (resulting in a tax benefit of $2 million).

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table and narrative compare operating results by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2008	2007

Operating Income (Loss) by Segment
Northern Resources	$33	$41	$(8)
Southern Resources	103	126	(23)
Real Estate	141	129	12
Manufactured Products	(24)	3	(27)
Other	17	13	4

Total Segment Operating Income	270	312	(42)

Other Costs and Eliminations	(47)	(43)	(4)

Other Operating Income (Expense), net	2	—	2

Operating Income	$225	$269	$(44)

Northern Resources Segment. Revenues of $263 million were essentially flat compared to 2007. Higher pulpwood prices ($9 million) were offset by lower sawlog prices ($10 million). Pulpwood prices were 14% higher in 2008 due primarily to strong demand for wood fiber from pulp and paper companies, wet weather conditions which limited pulpwood availability in certain markets, a reduced supply of woodchips as a result of lumber and plywood mill curtailments, and increasing demand for wood fiber for energy use. Sawlog prices were 6% lower in 2008 compared to 2007 due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts.

Harvest volumes for the nine months ended September 30, 2008 decreased by 1% compared to the same period in 2007. Harvest levels for all of 2008 are expected to be approximately 6.0 million tons compared to 6.2 million tons harvested in 2007.

Northern Resources Segment operating income was 13% of its revenues for the nine months ended September 30, 2008 and 16% for the nine months ended September 30, 2007. This decrease was due primarily to lower sawlog prices and higher hauling rates, offset in part by higher pulpwood prices. Segment costs and expenses increased by $7 million, or 3%, to $230 million. This increase was due primarily to higher log and haul costs, offset in part by the $4 million fire loss reported in 2007. On a per ton basis, logging and hauling costs increased 7% ($10 million) due primarily to higher fuel costs.

Southern Resources Segment. Revenues decreased by $8 million, or 2%, to $366 million for the first nine months of 2008. This decrease was due primarily to lower sawlog prices ($15 million) and a lower margin mix of log sales ($13 million), partially offset by higher pulpwood prices ($15 million) and higher pulpwood harvest volumes ($4 million).

Sawlog prices were 15% lower on a stumpage basis in 2008 compared to 2007 due primarily to a combination of weak demand and higher hauling costs. Sawlog prices on a delivered basis decreased by 8%. The demand for sawlogs has declined due primarily to mill curtailments as a result of weak lumber prices caused by the significant decline in housing starts. Pulpwood prices on a stumpage basis were 14% higher in 2008 compared to 2007 due primarily to the continued strong demand for wood fiber from pulp and paper companies and a reduced supply of woodchips as a result of lumber and plywood mill curtailments. On a delivered basis, pulpwood prices increased 11%. As a result of the improved pulpwood prices and weak sawlog prices, we increased the percentage of pulpwood harvested and decreased the percentage of sawlogs harvested, which resulted in an overall lower margin mix from log sales.

Harvest levels for all of 2008 are expected to be approximately 13.6 million tons compared to the 14.1 million tons we harvested in 2007. However, we expect the percentage of pulpwood harvested in 2008 to increase to approximately 58% of the total tons harvested compared to 55% of the total tons harvested in 2007. We have temporarily accelerated the harvest of pulpwood to capture favorable prices and have deferred the harvest of sawlogs until prices improve. On October 1, 2008, we contributed approximately 11% of our southern timberlands to a joint venture (see “Recent Events”). Harvest volume from these timberlands were approximately 1.4 million tons for both the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, and in both periods the percentage of sawlogs harvested was slightly greater than 50%.

Southern Resources Segment operating income was 28% of its revenues for 2008 and 34% for 2007. This decrease was due primarily to lower sawlog prices, a lower margin mix from log sales and higher hauling rates. Segment costs and expenses increased by $15 million, or 6%, to $263 million. This increase was due primarily to higher logging and hauling costs. On a per ton basis, logging and hauling costs increased 8% ($12 million) due primarily to higher fuel costs.

Real Estate Segment.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	45,160	$54	$1,200	60,635	$84	$1,370
Conservation	41,490	42	1,030	7,340	16	2,210
Higher and Better Use / Recreational	38,060	113	2,975	22,845	81	3,580
Development Properties	775	7	9,045	1,530	21	13,795
Conservation Easements	n/a	—		n/a	—

Total	125,485	$217		92,350	$202

Proceeds from Joint Ventures		$—			$2

Revenues increased by $13 million to $217 million in the first nine months of 2008. This increase was due primarily to an increase in the number of acres of higher and better use / recreational land sales ($54 million), higher revenues from sales of conservation properties ($26 million), offset in part by lower prices from higher and better use / recreational properties ($23 million), a decrease in the number of acres of small non-strategic sales ($21 million), and lower revenues from sales of development properties ($14 million).

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. Also, in any period the sales average will vary based on the location and physical characteristics of the parcels sold. The change in the number of acres of conservation and small non-strategic properties sold during the first nine months of 2008 compared to the same period in 2007 was primarily due to the timing of sales. The number of acres of higher and better use / recreational properties sold during the first nine months of 2008 increased by 67% compared to the same period in 2007, due primarily to our long-term plan to expand the number of acres available for sale in many of our real estate markets.

Our average sale price per acre for higher and better use / recreational properties decreased by 17% due primarily to sales mix. During 2008, demand for properties with a higher value per acre has weakened. As a result, we increased our sales of properties with a lower value per acre. Demand in regions with a higher value per acre has weakened due to the slowing U.S. economy, the decline in consumer confidence and the reduced availability of credit. Revenue from our development properties declined due primarily to a significant decrease in the demand for these properties as a result of a decline in consumer confidence and the financial market turmoil. Management does not expect significant sales of development properties to occur until there is an improvement in consumer confidence, the U.S. economy and the availability of credit. Additionally, during 2008 we mutually agreed with our joint venture partners to terminate five of our arrangements due to adverse market conditions. The remaining joint venture arrangement is in South Carolina covering 2,035 acres. We transferred property to the joint venture arrangement during 2007 in exchange for $2 million cash and a $5.5 million note. We do not expect significant revenue from this joint venture arrangement in 2008 or 2009.

We expect revenues from real estate sales during 2008 to range between $290 million and $305 million. We estimate selling between 160,000 and 190,000 acres. In addition, from time to time, we may sell large blocks of other timberlands to maximize value. These estimates do not include any amounts for the Montana transaction discussed in “Recent Events” above.

Real Estate Segment operating income was 65% of its revenues for the first nine months of 2008 compared to 63% for the same period in 2007. Real Estate Segment costs and expenses increased by $1 million to $76 million for the first nine months of 2008.

Manufactured Products Segment. Revenues decreased by $33 million, or 9%, to $330 million for 2008 due primarily to lower MDF sales volumes ($17 million), lower lumber sales volumes ($15 million), lower lumber prices ($9 million) and lower plywood sales volumes ($6 million), offset in part by higher MDF prices ($13 million).

MDF sales volume decreased by 15% compared to the same period in the prior year. MDF demand weakened considerably during 2008, especially during the third quarter, and is expected to remain weak until the housing market recovers. The weaker demand was due primarily to the significant decline in housing starts and the excess supply of inventories held by flooring and door manufacturers, distributors and retailers. MDF prices during 2008 were 15% higher compared to the prior year. Despite weaker demand, customers were generally willing to pay higher prices to partially compensate manufacturers for the higher cost of raw materials.

Lumber prices were 7% lower during 2008 compared to 2007. The demand for lumber has declined due primarily to significantly lower housing starts. U.S. housing starts during the first nine months of 2008 were 31% lower compared to the same period a year ago. In response to the decline in housing starts, North American lumber production has also been declining. The supply of lumber decreased by 21% during the first six months of 2008 compared to the same period in the previous year. Despite the decline in lumber production, there still remains an ample supply of lumber at current demand levels. Our lumber sales volume declined 17% during 2008 compared to 2007 due primarily to curtailed production as a result of depressed lumber prices.

Plywood sales volumes were 7% lower during 2008 compared to 2007. The decrease was due primarily to weakness in specialty markets, such as recreational vehicle, transportation and concrete forming applications. The decline in these markets is due primarily to weakening economic conditions in the U.S.

Manufactured Products Segment operating loss was $24 million for 2008 compared to operating income of $3 million for the first nine months of 2007. This decrease in operating performance was due primarily to a $10 million lumber manufacturing assets impairment charge, weak lumber prices, and higher MDF raw materials costs. During the second quarter of 2008, the company recorded an impairment charge related to certain of its lumber manufacturing assets due primarily to continued weak lumber prices and the expectation that housing starts, and therefore lumber prices, are not expected to improve in the near term. See Note 3 of the Consolidated Notes to Financial Statements of Plum Creek Timber Company, Inc.

Manufactured Products Segment costs and expenses decreased by $6 million, or 2%, to $354 million for 2008. This decrease was due primarily to lower lumber, plywood and MDF sales volume, offset in part by the $10 million lumber manufacturing assets impairment charge, higher MDF raw materials costs and a $4 million write-down for purchase log commitments. MDF raw materials costs increased by $14 million due to higher wood chip costs (caused by a regional shortage from lower lumber production) and higher resin costs.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $47 million during 2008 and by $43 million during 2007. The increase of $4 million was due primarily to higher share-based compensation expense and increased legal and accounting costs related to our equity investment in the Southern timberlands joint venture. The increase in share-based compensation expense is due primarily to an increase in the fair value of our value management plan awards. We adjust the fair value quarterly based on our relative total shareholder return compared to the performance of several peer groups. See further discussion of the joint venture in “Recent Events” above.

Other Operating Income (Expense), net. Other operating income (expense), net (which consists of gains and losses from miscellaneous asset sales, litigation settlements and other similar items) increased by $2 million during 2008. The increase was due primarily to the one-time receipt of $3 million of contingent sales proceeds in the first quarter of 2008. The payment related to the 2004 sale of our interest in a joint venture to explore and develop coalbed methane gas on certain of our timberlands.

Interest Expense, net. Interest expense (net of interest income) was $105 million for 2008 compared to $109 million for 2007. The $4 million decrease in interest expense was due to lower interest rates on our variable rate debt ($13 million), partially offset by higher interest expense due to additional borrowings outstanding ($9 million). During the fourth quarter of 2007, a combination of cash and debt financing was used to fund approximately $78 million of timberland acquisitions. During 2008, a combination of cash and debt financing was used to fund approximately $65 million of timberland acquisitions and repurchase $51 million, or approximately 1.3 million shares, of common stock.

Benefit for Income Taxes. The benefit for income taxes was $18 million for 2008 compared to a benefit for income taxes of $2 million for 2007. The increase in the tax benefit of $16 million is due primarily to losses in our manufacturing business (resulting in a tax benefit of $12 million) and a tax audit settlement (resulting in a tax benefit of $2 million). The losses in our manufacturing business include a $10 million lumber manufacturing assets impairment charge in 2008.

Financial Condition and Liquidity

The following table details our sources and uses of cash for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2008	2007

Sources of Cash:
Operations (A)	$301	$312	$(11)
Changes in Working Capital	(70)	5	(75)
Cash from Stock Option Exercises	14	7	7
Increase in Debt Obligations, net	76	158	(82)
Other Cash Changes, net (B)	(1)	5	(6)

Total Sources of Cash	320	487	(167)

Uses of Cash:
Returned to Stockholders:
Dividends	(216)	(222)	6
Common Stock Repurchases	(51)	(202)	151
Reinvest in the Business:
Capital Expenditures	(53)	(72)	19
Acquire Timberlands	(65)	(96)	31

Total Uses of Cash	(385)	(592)	207

Change in Cash and Cash Equivalents	$(65)	$(105)	$40

(A)	Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Deferred Income Taxes, Gain on Sales of Properties and Other Assets, Deferred Revenue from Long-Term Gas Lease, and Other Operating Activities to Net Income.

(B)	From the Consolidated Statements of Cash Flows, Other Investing and Financing Activities.

Cash and cash equivalents decreased by $65 million from $240 million at December 31, 2007 to $175 million at September 30, 2008. The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2008	2007

Net Cash Provided By Operating Activities	$225	$304	$(79)
Net Cash Used in Investing Activities	(113)	(150)	37
Net Cash Used in Financing Activities	(177)	(259)	82

Change in Cash and Cash Equivalents	$(65)	$(105)	$40

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2008 totaled $225 million, compared to $304 million for the same period in 2007. This decrease of $79 million is due primarily to a $75 million negative working capital change and a $34 million decrease in operating income (net of a non-cash impairment charge), offset in part by proceeds from gas exploration rights of $18 million.

The negative working capital change was due primarily to the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days, or if the exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. At September 30, 2008, we had $69 million of proceeds held in a like-kind exchange trust compared to $13 million of proceeds held in a like-kind exchange trust at September 30, 2007.

The decrease in operating income is due primarily to lower operating results from both of our Resources Segments ($31 million) and lower operating results, net of a non-cash impairment charge, from our Manufactured Products Segment ($17 million). The lower operating results are due primarily to weaker sawlog prices and higher fuel costs in our timber business and weaker lumber prices in our manufacturing business. In 2008, we received proceeds of $18 million related to gas exploration rights we granted on approximately 100,000 acres. The $18 million will be amortized into revenue over the expected five-year exploration term.

Capital Expenditures. Capital expenditures were as follows for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2008	2007

Capital Expenditures (Excluding Timberland Acquisitions)	$47	$59
Expenditures for Real Estate Development	6	13

Total Capital Expenditures	$53	$72

Planned capital expenditures for 2008, excluding the acquisition of timberlands, are expected to range between $70 million and $80 million and include approximately $52 million for our timberlands, $6 million for real estate development investments, $9 million for our manufacturing facilities, and $9 million for investments in information technology, primarily for resources initiatives and data protection. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 35% of planned capital expenditures in 2008 are discretionary, primarily expenditures for silviculture and land development. Other capital expenditures consist primarily of reforestation and projects at our manufacturing facilities to sustain operating activities and improve safety. Included within the planned capital expenditures for our manufacturing facilities for 2008 was approximately a $4 million investment to expand our bio-filter emissions control equipment at our MDF facilities to comply with stricter environmental standards that became effective October 1, 2008.

Debt Financing. On October 1, 2008, the company borrowed $783 million from the joint venture (see “Recent Events”). The note payable is an interest-only note until it matures; the note matures on October 1, 2018 and the interest rate on the note is fixed at 7.375%. Under the terms of the company’s existing debt agreements, 50% of the loan proceeds, or $392 million, is required to be used to repay outstanding indebtedness. In addition to the repayment of outstanding indebtedness, the company intends to use the proceeds for general corporate purposes, including the repurchase of the company’s common stock.

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

The company has a $750 million revolving line of credit agreement that matures in June 2011. As of September 30, 2008, the weighted-average interest rate for the borrowings on the line of credit was 4.45%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1.00% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2008, we had $432 million of borrowings and $14 million of standby letters of credit outstanding; $304 million remained available for borrowing under our line of credit. On October 1, 2008, $432 million of the borrowings under our line of credit was repaid using the loan proceeds we received from the joint venture discussed in “Recent Events” above.

On March 28, 2008, the company entered into a $250 million term credit agreement that matures in June 2012. As of September 30, 2008, the interest rate for the $250 million term credit agreement was 4.71%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty. The net proceeds of $250 million were used to reduce our borrowings on our line of credit.

The company’s borrowing agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets or the contribution of properties to a joint venture. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of September 30, 2008.

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

Equity. On November 5, 2008, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $70 million, which will be paid on November 28, 2008 to stockholders of record on November 17, 2008. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

The company’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at their discretion. For the nine months ended September 30, 2008, the company repurchased approximately 1.3 million shares of common stock at a total cost of $51 million, or an average cost per share of $40.10. At September 30, 2008, the company had $149 million remaining on its share repurchase authorization, and completed its repurchases under this program in October 2008. On October 21, 2008, the Board of Directors authorized an additional $200 million share repurchase program. During the month of October 2008, the company repurchased approximately 4.8 million shares of common stock at a total cost of $188 million, or an average cost per share of $39.36.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures and interest payments on our indebtedness for the next year. At September 30, 2008, we had approximately $300 million of scheduled long-term debt principal payment requirements during the next twelve months. On October 1, 2008, we received $783 million of loan proceeds from the joint venture discussed in “Recent Events” above. Using the proceeds, $432 million of borrowings (the entire drawn amount) under our revolving line of credit was repaid and a scheduled $75 million principal payment was made. The remaining proceeds were invested in various money market funds. As a result, we intend to use cash and the available borrowing capacity under our $750 million line of credit to fund the remaining $225 million of debt obligations due in the next 12 months.

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

On March 28, 2008, the company entered into a $250 million term credit agreement at a rate of LIBOR plus 1.0%, resulting in a rate of 4.71% at September 30, 2008. The term credit agreement matures in June 2012.

On October 1, 2008, the company borrowed $783 million from a newly-formed joint venture. The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. See “Recent Events” above.

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

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value (A)

September 30, 2008
Fixed Rate Debt
Principal Due(B)	$100	$200	$59	$424	$4	$791	$1,578	$1,568
Average Interest Rate(C)	6.9%	6.8%	6.7%	6.6%	6.2%	6.0%

Variable Rate Debt(D)	—	—	—	$432	$600	—	$1,032	$1,032

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

September 30, 2007
Fixed Rate Debt
Principal Due(B)	—	$147	$200	$59	$423	$796	$1,625	$1,676
Average Interest Rate(C)	—	6.9%	6.8%	6.7%	6.6%	6.0%

Variable Rate Debt	—	—	—	—	$514	$350	$864	$864

(A)	The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market indicators; the fair value of the remainder of the company’s debt is estimated using the same rates adjusted for the different maturities. The decrease in fair value of our fixed rate debt compared to September 30, 2007 was due primarily to an increase in the market rates for corporate debt and the repayment of $47 million of senior notes in 2008. Although treasury rates have decreased from the prior year, the difference between corporate debt rates and treasury rates (the credit spread) has increased more, resulting in higher market rates for corporate debt in 2008 compared to 2007.

(B)	Excludes unamortized discount of $8 million at both September 30, 2008 and 2007.

(C)	Represents the average interest rate of total fixed rate debt outstanding at the end of the period.

(D)	As of September 30, 2008, the weighted-average interest rate on the $432 million borrowings under our $750 million revolving line of credit was 4.45%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1.00% depending on our debt ratings. On October 1, 2008, $432 million of the borrowings under our line of credit was repaid. As of September 30, 2008, the interest rate for the $350 million term credit agreement was 4.16%. The interest rate on the $350 million term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of September 30, 2008, the interest rate for the $250 million term credit agreement was 4.71%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

None. (See also Note 8 of the Notes to Consolidated Financial Statements of Plum Creek Timber Company, Inc.).

ITEM 1A.	RISK FACTORS

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 28, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the third quarter of 2008:

Period	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (A)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2008 through July 31, 2008	6,979 shares of common stock	$46.71	— shares of common stock	$149 million

August 1, 2008 through August 31, 2008	13 shares of common stock	$48.70	— shares of common stock	$149 million

September 1, 2008 through September 30, 2008	355 shares of common stock	$49.86	— shares of common stock	$149 million

Total	7,347 shares of common stock	$46.87	— shares of common stock

(A)	No shares were purchased during the period July 1, 2008 through September 30, 2008 pursuant to the $200 million share repurchase program that was publicly announced on October 30, 2007. On October 21, 2008, the Board of Directors authorized an additional $200 million share repurchase program. During the month of October 2008, the company repurchased approximately 4.8 million shares of common stock at a total cost of $188 million, or an average cost per share of $39.36.

(B)	Represents shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock and restricted stock unit awards under the company’s stock incentive plan and also for payouts from deferred compensation plans. The price per share surrendered is based on the closing price of the company’s stock on the vesting dates of the awards.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 6.	EXHIBITS

List of Exhibits

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.3	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

4.1	Senior Note Agreement, dated as of October 9, 2001, governing terms of $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $75,000,000 Series I due October 1, 2008, $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party thereto. (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

4.2	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Credit Agreement and Guarantee dated as of October 1, 2008 by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.2	Pledge Agreement dated as of October 1, 2008 between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 6, 2008