Form 10-K
period 2008-12-31
PLUM CREEK TIMBER CO INC
filed 2009-02-27
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2008, was $7,274,009,668. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 20, 2009, was 164,836,957.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2009 Annual Meeting of Shareholders to be held on May 6, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I / ITEM 1

PLUM CREEK TIMBER COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

2 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 1

PART I

When we refer to “Plum Creek,” “the company,” “we,” “us,” or “our,” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References in Items 1 through 7 to Notes to Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 8 of this form.

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

Historical Price Appreciation. Due to growing demand combined with limitations on supply caused by, among other factors, environmental restrictions and urban sprawl, prices for softwood timber have exhibited a compound annual growth rate of approximately 3% from 1982 through 2008.

SUPPLY AND DEMAND DYNAMICS

There are six primary end-markets for most of the timber harvested in the United States: products used in new housing construction; products used in the repair and remodeling of existing housing; products for industrial uses; raw material for the manufacture of pulp and paper and OSB; wood fiber for energy production; and logs for export.

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

PLUM CREEK 2008 FORM 10-K | 3

PART I / ITEM 1

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

Our Business

We are the largest private timberland owner in the United States. As of December 31, 2008, we owned 7.4 million acres of timberlands located in 19 states. Our objective is to maximize the long-term value of these assets. We analyze each timberland acre comprehensively to understand its highest-valued use. We realize these values in many different ways, including harvesting the trees, selling the timberland or converting our trees to lumber, plywood and other wood products.

Our timberlands are well diversified, not only geographically, but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. In addition, our Other Segment includes our natural resource businesses that focus on opportunities relating to mineral extraction, natural gas production and communication and transportation rights of way resulting from our extensive property ownership. The Real Estate Segment comprises our sales of higher and better use timberlands (some of which are sold through our wholly-owned taxable REIT subsidiaries), and sales of non-strategic timberlands, including from time to time, sales of large blocks of timberlands. Our Real Estate Segment includes development of certain properties, internally and through third party ventures.

Our Manufactured Products Segment, also conducted through our wholly-owned taxable REIT subsidiaries, includes four lumber mills (of which one mill will be permanently closed in 2009), two plywood plants, two medium density fiberboard (“MDF”) facilities, and two lumber remanufacturing facilities. These facilities, strategically located near our Montana timberlands, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF.

OUR STRATEGIES FOR GROWING ASSET VALUE

Our strategies for growing asset value are guided by our disciplined focus to maximize the long-term value of our assets across our geographically diverse ownership. We seek to maximize the long-term value by managing our 7.4 million acres with the ultimate best use in mind. We strive to optimize our resource base through intensive resource management, disciplined acquisitions and dispositions and practicing environmentally responsible resource management.

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

4 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 1

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

Disciplined Acquisitions and Dispositions. We continually review our timberland portfolio to identify properties that are no longer strategic to our long-term timberland operations or that may have higher values other than as commercial timberlands. We estimate that included in the company’s 7.4 million acres of timberlands are about 1.5 million acres of higher value timberlands which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.5 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 350,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed through our real estate development business. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. Furthermore, from time to time we may dispose of larger blocks of other timberlands to maximize value. Until a parcel of land is sold, all of our timberlands continue to be used productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

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

Our disciplined acquisition and disposition strategy has allowed us to expand and diversify our timberland holdings. Since 1989, we have increased our timber holdings from 1.4 million acres to 7.4 million acres at December 31, 2008. These acquisitions have enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations.

Environmentally Responsible Resource Management. We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. We follow the principles of the Sustainable Forestry Initiative® program (“SFISM”) which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. These principles are reflected in our habitat planning efforts, which have led to the implementation of six major conservation agreements under which we manage approximately 2.5 million acres of our timberlands. Our forestry practices on all of our timberlands have been independently audited and certified by PricewaterhouseCoopers LLP under the SFISM program. Our manufacturing business follows a set of internally developed environmental principles. See “Federal and State Regulations” below.

PLUM CREEK 2008 FORM 10-K | 5

PART I / ITEM 1

ACQUISITIONS AND DISPOSITIONS

The table below summarizes acquisitions and dispositions by Plum Creek (dollars in millions):

	2008A	2007B	2006C

Acquisitions
Purchase Price	$119	$174	$111
Acres	147,000	69,000	98,000

Dispositions
Acres	314,000	252,000	112,000

A

Acquired timberlands consist primarily of 28,000, 86,000 and 26,000 acres located in Georgia, Vermont and Oregon, respectively. Dispositions included 223,000 acres located in the Northern Resources Segment and 91,000 acres in the Southern Resources Segment. Timberland dispositions of 314,000 acres do not include approximately 454,000 acres located in the Southern Resources Segment that were contributed to a timberland venture in exchange for an equity interest. See Note 3 of the Notes to Consolidated Financial Statements.

B

Acquired timberlands consist primarily of 33,000 and 35,000 acres located in Oregon and Georgia, respectively. Dispositions included 164,000 acres located in the Northern Resources Segment and 88,000 acres in the Southern Resources Segment.

C

Acquired timberlands consist primarily of 88,000 acres located in Oregon. Dispositions included 57,000 acres located in the Northern Resources Segment and 55,000 acres in the Southern Resources Segment.

Segment Information

Certain financial information for each business segment is included in Note 18 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

NORTHERN RESOURCES SEGMENT

As of December 31, 2008, the Northern Resources Segment encompassed 3.7 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin, and contained an estimated 117 million tons of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Timber harvested in the Northern Resources Segment is sold predominately as delivered logs to domestic mills and also used in our manufacturing facilities. Competitors in the domestic log market include the United States Forest Service, the Bureau of Land Management, the Bureau of Indian Affairs, the British Columbia Ministry of Forests, and numerous private individuals, domestic and foreign industrial timberland owners, and state agencies located in the regions in which we operate. In the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally will include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on price, on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, and on our ability to maintain qualified independent logging and hauling contractors.

6 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 1

The Northern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specified volume of timber to certain manufacturing facilities in the U.S. and Canada. We had the following supply agreements in the Northern Resources Segment as of December 31, 2008:

Company	Location	Product Type	Price	Expiration Date

Roseburg Forest Products Co.A	Oregon	Sawlogs	Market Prices	December 31, 2010
D&G Forest Products, Ltd.B	Maine	Sawlogs	Market Prices	June 30, 2011
Kennebec Lumber Co.C	Maine	Sawlogs	Market Prices	December 31, 2011
Escanaba Paper CompanyB	Michigan	Pulpwood	Market Prices	December 31, 2016
Swanson Group, Inc.D	Oregon	Sawlogs	Market Prices	November 15, 2021
Sappi, Ltd.E	Maine	Pulpwood	Market Prices	November 30, 2023

A	May be mutually extended for two years.

B	May be mutually extended for three years.

C	May be mutually extended for three years, or may be mutually canceled as of December 31, 2009.

D	May be mutually extended for five years.

E	May be extended for fifteen years at the option of Sappi, Ltd.

During 2008, approximately 26% of the timber harvested in our Northern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 29% during 2009. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment, but also provide us stable demand.

SOUTHERN RESOURCES SEGMENT

As of December 31, 2008, the Southern Resources Segment consisted of 3.7 million acres of timberlands (including approximately 258,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas, and contained an estimated 141 million tons of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs in the Southern Resources Segment are sold to third party mills producing a wide array of forest products, including manufacturers of lumber, plywood, oriented strand board, and pulp and paper products. We compete with numerous private and industrial timberland owners as well as federal and state agencies across the Southern United States. Due to transportation costs, domestic wood and fiber consuming facilities in the Southern Resources Segment tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Resources Segment include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, on price, and on our ability to maintain qualified independent logging and hauling contractors. The Southern Resources Segment has a single customer that represents 26% of its revenues, the loss of which could have a significant impact on its operating income.

PLUM CREEK 2008 FORM 10-K | 7

PART I / ITEM 1

The Southern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specific volume of timber to certain manufacturing facilities in the U.S. We had the following supply agreements in the Southern Resources Segment as of December 31, 2008:

Company	Location	Product Type	Price	Expiration Date

Evergreen Packaging	Arkansas	Pulpwood	Market Prices	December 31, 2010
Georgia-Pacific	Arkansas	Sawlogs and Pulpwood	Market Prices	December 31, 2010
West Fraser (South), Inc.A	Arkansas and Louisiana	Sawlogs	Market Prices	December 31, 2015
Graphic Packaging Corp.B	Louisiana	Pulpwood	Market Prices	August 6, 2016

A	May be renewed for five-year periods upon mutual consent of both parties.

B	May be extended up to an additional ten years by either party.

During 2008, approximately 20% of the timber harvested in our Southern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 26% during 2009. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment, but also provide us stable demand.

REAL ESTATE SEGMENT

We estimate that included in our 7.4 million acres of timberlands at December 31, 2008 are approximately 1.5 million acres of higher value timberlands that are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included in the 1.5 million acres of higher value timberlands are approximately 350,000 acres identified as conservation acres and another 200,000 acres that may be developed. The remaining 1 million acres are expected to be sold for recreational use. Additionally, approximately 250,000 acres of our ownership has been identified as non-strategic timberlands and are expected to be sold over the next five years. Until such time as our timberlands may be sold, they will continue to be used productively in our business of growing and selling timber. We compete with numerous sellers of entitled and unentitled land in hundreds of local markets.

From time to time, we may also dispose of larger blocks of other timberlands to maximize value. For example, during 2007 we sold approximately 100,000 acres in Wisconsin for $70 million. During 2008, we sold approximately 130,000 acres in Montana to a conservation buyer for $150 million and in February 2009 we received $250 million from the same buyer in exchange for approximately 110,000 acres. We expect the final phase covering 70,000 acres of this conservation deal to close in 2010 for approximately $89 million. Also in 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for an equity interest. See Note 3 of the Notes to Consolidated Financial Statements.

The 200,000 acres identified as development are expected to be developed internally or through third-party arrangements over the next 15 to 20 years. Projects developed internally by the company will generally be low-intensity development limited to activities associated with obtaining entitlements and may include investing in infrastructure, such as roads and utilities. For larger and more complicated projects, it is our intent to enter into third-party ventures with leading land developers. As a result of current adverse market conditions, we expect that the development of many of these properties will be delayed. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries.

8 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 1

MANUFACTURED PRODUCTS SEGMENT

Lumber. We produce a diverse line of softwood lumber products, including common, select and edge-glued boards, studs and finger-jointed studs. Lumber products manufactured in our two Montana random-length board mills and remanufacturing facility in Idaho are targeted to domestic lumber retailers, such as retail home centers for use in repair and remodeling projects. Lumber from our two Montana studmills and finger-joint stud remanufacturing plant are targeted to contractor distribution yards for use in home construction. These lumber products are also sold to stocking distributors who serve a wide variety of end uses. Early in 2009, we announced plans to permanently close one of the studmills located in Fortine, Montana.

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

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets, including boat, recreational vehicle, transportation and concrete forming applications. Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. During 2008, we sold approximately 7% of our plywood in Canada. See “Lumber” above for a discussion of residual wood chips.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board (OSB), a less expensive structural wood panel used primarily in new residential construction markets. Due to its low cost, OSB accounts for approximately 60% of structural panel production. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. We expect to remain competitive due to our strong customer base, supply of superior quality timber and reputation for high-quality products.

Medium Density Fiberboard. Our MDF facilities in western Montana supply high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, commercial wall paneling and substrate for laminate flooring. During 2008, we sold approximately 8% and 4% of our MDF in Canada and Mexico, respectively.

Outside North America, the MDF industry has undergone dramatic growth in terms of productive capacity and demand for its products. During 2008, global MDF capacity increased 8%. In 2009, global MDF capacity is expected to increase 12%. Manufacturers compete on a global scale on the basis of price, quality, service and the availability of specialty products. Additionally, MDF is a ready substitute for solid wood, hardboard and hardwood plywood in specific applications. Competition in the North American MDF industry will continue to be impacted by imports from New Zealand, Asia and South America. In addition, the continuing shift of end product production to offshore

PLUM CREEK 2008 FORM 10-K | 9

PART I / ITEM 1

manufacturing, as has been seen with certain types of furniture from China and moldings from South America, continues to negatively impact the North American MDF industry. Recently, a weak U.S. dollar along with stronger markets in Japan and Europe has moderated the impact of imports on U.S. MDF producers.

Raw Materials. Our lumber and plywood facilities obtain approximately fifty percent of their logs from our Montana timberlands. Our timberlands currently supply high-quality logs and preferred timber species to our lumber and plywood facilities, although future harvest levels on our Montana timberlands are expected to decline. Also, over time the average log size is continuing to decline due to evolving harvest and growth patterns.

Our lumber and plywood facilities have purchased and will continue to source stumpage and logs from external suppliers, including the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of stumpage and logs from external sources as harvest levels on our Montana timberlands decline. However, all timberland harvest levels in and around Montana are also declining, and we may experience a reduction in total future log supply which could impact manufacturing facility capacity or operating rates. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues, see “Federal and State Regulations” below.) Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. However, as a result of declining residual wood chips as a result of lower lumber and plywood production near our MDF facilities, we have had to expand the area in which we purchase chips, sawdust and wood shavings. This has resulted in longer hauling distances and higher raw material costs. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier. Our two lumber remanufacturing facilities (the Montana finger-joint stud plant and the Idaho pine board plant) obtain about 30-40% and 10-20%, respectively, of their lumber raw materials from Plum Creek sawmills, with the remainder being procured from third-party suppliers.

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

OTHER SEGMENT—NATURAL RESOURCES

We focus on realizing the maximum value potential of our extensive property ownership, including opportunities relating to natural gas production, mineral extraction and communication and transportation rights of way. This segment represents a diverse array of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities. We currently receive royalty revenue from the extraction of oil, gas, and minerals from some of our timberlands. Additionally, we receive payments in exchange for granting oil and gas exploration rights.

We continue to evaluate a wide variety of non-timber natural resource opportunities, and we expect to continue to negotiate royalty arrangements, leases and joint ventures to capture the maximum value for all of our non-timber natural resource assets. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

10 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 1

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

PLUM CREEK 2008 FORM 10-K | 11

PART I / ITEM 1

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

Consistent with these principles, we have actively engaged in habitat conservation planning. The habitats of hundreds of species are protected by several agreements, including numerous species listed as threatened or endangered under the Endangered Species Act. These agreements, which include Habitat Conservation Plans (“HCPs”) and other types of conservation agreements, are as follows:

Conservation Agreement	Protects	State(s)	Acres (millions)

Central Cascades HCP	315 species	Washington	0.1

Native Fish HCP	5 species of trout and salmon	Montana	1.1

Swan Valley Grizzly Bear Agreement	Grizzly Bear	Montana	0.1

Karner Blue Butterfly HCP	Karner Blue Butterfly	Wisconsin	0.3

Red-Cockaded Woodpecker HCP	Red-Cockaded Woodpecker	Arkansas and Louisiana	0.3

Red-Cockaded Woodpecker	Red-Cockaded Woodpecker	Arkansas and Louisiana	0.6

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

Timberland sales activity in the northern states is typically at its lowest point in the fall and winter months when access to the properties is limited due to winter weather.

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

12 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 1

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

We have received incidental take permits and similar authorizations pursuant to our Habitat Conservation Plans and other conservation agreements (detailed in “Environmental Stewardship” above) from the U.S. Fish and Wildlife Service that in total cover our forest management on 1.6 million acres in the Northern Resources Segment and 0.9 million acres in the Southern Resources Segment (both as of December 31, 2008). As required by the Endangered Species Act, we prepared Habitat Conservation Plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The Habitat Conservation Plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. With the implementation of these mitigation measures, we are authorized to conduct forestry practices that are consistent with the conservations plans, even though they may have an adverse impact on the habitat of listed species covered by the plans.

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

In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. A remediation plan has not yet been approved. The company believes that it has strong defenses in the matter. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation

PLUM CREEK 2008 FORM 10-K | 13

PART I / ITEM 1

costs, Plum Creek may be able to recover a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both. The company believes it will be successful in defending this matter. If the company is not successful in defending this claim, we believe that any loss would not be material to our financial position or results of operations.

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

Employees

We currently have approximately 780 salaried and 960 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of seedlings and the harvesting and delivery of logs are conducted by independent contractors who are not our employees.

Certain Corporate Governance and Other Available Information

The company maintains a code of ethics entitled the Plum Creek Code of Conduct, which applies to each director and to all of the company’s employees including the principal executive officer, the principal financial officer and the principal accounting officer. In addition, each committee of the company’s board of directors is governed by a charter. The Plum Creek Code of Conduct and the governing charters of the Audit, Compensation, and Corporate Governance and Nominating committees, along with the company’s Corporate Governance Guidelines, can be found in the “Corporate Governance” section of the company’s website accessible to the public at www.plumcreek.com. To find this section, click on the “Investors” link and then the “Corporate Governance” link. The company will post any amendments to, or waivers from, its Code of Conduct (to the extent applicable to any director or any of the company’s executive officers, including the principal executive officer, principal financial officer or principal accounting officer) at this location on its website. In addition to these documents, the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and reports concerning transactions in the company’s stock by directors and certain officers of the company, and any amendments to those reports, can also be found on our

14 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 1A

website by first clicking the “Investors” link, then the “Financial Publications” link and finally the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website or by contacting the company’s Investor Relations Department at 999 Third Avenue, Suite 4300, Seattle, Washington 98104, or by calling (206) 467-3600.

Stock Exchange Listing Compliance and SEC Certifications

On May 13, 2008, Rick R. Holley, as President and Chief Executive Officer of the company, submitted an unqualified certification to the New York Stock Exchange stating that, as of that date, he was not aware of any violation by the company of the New York Stock Exchange Corporate Governance Listing Standards. Additionally, the company has filed with the Securities and Exchange Commission the Chief Executive Officer and Chief Financial Officer certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended.

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

Our results of operations may also be subject to global economic changes as global supplies of wood fiber and wood products shift in response to changing economic conditions. Changes in global economic conditions that could affect our results of operations include, but are not limited to, new timber supply sources and changes in currency exchange rates, foreign and domestic interest rates and foreign and domestic trade policies. In particular, the recent turmoil in the financial markets and the limited availability of credit is having a negative financial impact on our customers and their ability to buy our land, logs and manufactured forest products.

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices, or changes that adversely affect our ability to execute on certain real estate development activities conducted through our wholly-owned taxable REIT subsidiaries, could have a significant effect on our results of operations. It is anticipated that real estate prices in many parts of the United States will

PLUM CREEK 2008 FORM 10-K | 15

PART I / ITEM 1A

continue to decline during 2009 and that the recovery of prices may take several years. Many real estate developers are dramatically scaling back their planned development activities, which may make it more difficult for us to sell development property.

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

Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. After years of trade disputes over Canadian lumber imports, the U.S. and Canada executed a definitive agreement establishing a system of tiered taxes and/or volume restrictions relating to Canadian lumber imports to the U.S. The agreement expires in 2013. Notwithstanding the signing of this agreement, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. Therefore, downward pressure on domestic timber and lumber prices caused by Canadian imports could continue or increase.

THE CURRENT TURMOIL IN THE CREDIT MARKETS COULD AFFECT THE OVERALL AVAILABILITY AND COST OF CREDIT

The current turmoil in the credit markets could adversely affect the overall availability and cost of credit to Plum Creek. At this time, it is unclear whether and to what extent the actions taken or contemplated by the U.S. government will mitigate the effects of the financial crisis. Therefore, the impact of the current crisis on our ability to obtain financing in the future, and the cost and terms of any such financing, is unclear.

16 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 1A

OUR JOINT VENTURES MAY POSE UNIQUE RISKS

We may participate in joint venture transactions from time to time, including but not limited to joint ventures involving the ownership and management of timberlands, and we may enter into other joint venture projects with similar or different structures and terms. Any joint venture involves risks including, but not limited to, the risk that one or more of our joint venture partners takes actions that are contrary to our agreed upon terms, our instructions to them or to our policies or objectives, any one of which could cause adverse consequences for us.

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

PLUM CREEK 2008 FORM 10-K | 17

PART I / ITEM 1A

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

We engage in the following activities that are subject to regulation:

•	forestry activities, including harvesting, planting and other silvicultural activities, and construction, use and maintenance of roads;

•	the generation of air emissions;

•	the discharge of industrial wastewater and storm water; and

•	the generation and disposal of both hazardous and non-hazardous wastes.

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

CHANGES IN TRANSPORTATION AVAILABILITY OR COSTS

Our business depends on the availability of logging contractors and providers of transportation of wood products, and is materially affected by the cost of these service providers. Therefore, an increase in the cost of fuel could negatively impact our financial results by increasing the cost associated with logging activities and transportation services, and could also result in an overall reduction in the availability of these services.

18 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 1A

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

PLUM CREEK 2008 FORM 10-K | 19

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

20 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 1B

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations (see Item 1. “Business” for discussion of the location and description of properties and encumbrances related to the properties). We own and operate manufacturing facilities, reported as part of our Manufactured Products Segment, strategically located near our Montana timberlands. The manufacturing facilities are maintained through on-going capital investments, regular maintenance and equipment upgrades. The majority of the manufacturing facilities are modern facilities. Additional information about our facilities by product line follows:

Product	Annual Capacity (in millions)A	2008 Actual Production (in millions)B	2008 Planned Production (in millions)C	Number of Facilities

Lumber – board feet	490	307	359	6
Plywood – square feet (3/8”)	280	239	272	2
MDF – square feet (3/4”)	267	198	255	2

A	Capacity represents annual production capabilities under normal operating conditions and producing a normal product mix for each individual facility.

B

Actual production was less than planned production as a result of the continuing decline in demand for wood products caused by significantly lower U.S. housing starts. The company reduced production in response to this downturn during 2008. In early 2009, the company announced shift reductions for its MDF production lines and one of its sawmills, temporary curtailments at another two of its sawmills, and the permanent closure of its sawmill in Fortine, Montana. The Fortine sawmill had an annual capacity of approximately 75 million board feet.

C	Includes production for all facilities that operated through year-end 2008.

ITEM 3. LEGAL PROCEEDINGS

There is no individual pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity. However, see Note 16 of the Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PLUM CREEK 2008 FORM 10-K | 21

PART I / ITEM 4

Executive Officers of the Registrant

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	OfficeQ	Officer Since

Rick R. HolleyA	57	President and Chief Executive Officer	1989

Thomas M. LindquistB	48	Executive Vice President and Chief Operating Officer	2001

James A. KilbergC	53	Senior Vice President, Real Estate	2003

James A. KraftD	53	Senior Vice President, General Counsel and Secretary	1989

David W. LambertE	48	Senior Vice President and Chief Financial Officer	2002

Larry D. NeilsonF	49	Senior Vice President, Business Development	2002

David A. BrownG	54	Vice President, Chief Accounting Officer	2002

Elwood B. Coley, Jr.H	53	Vice President, Bioenergy	2007

Barbara L. CroweI	57	Vice President, Human Resources	1997

Joan K. FitzmauriceJ	51	Vice President, Corporate Communications, Audit and Information Technology	2002

Russell S. HagenK	43	Vice President, Real Estate	2006

Robert J. OlszewskiL	53	Vice President, Environmental Affairs	2001

Thomas G. RayM	50	Vice President, Montana Operations	2008

Thomas M. ReedN	60	Vice President, Southern Resources	2003

Henry K. RicklefsO	59	Vice President, Northern Resources and Manufacturing	2003

Laura B. SmithP	41	Vice President and Treasurer	2006

A	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

B	Served since April 2007 as Executive Vice President and Chief Operating Officer. From December 2001 to March 2007, Mr. Lindquist served as Executive Vice President.

C	Served since April 2006 as Senior Vice President, Real Estate. Mr. Kilberg previously served as Vice President, Land Management from January 2003 to March 2006.

D	Served since January 2002 as Senior Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, General Counsel and Secretary from April 1996 to January 2002, Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993.

E	Served since August 2006 as Senior Vice President and Chief Financial Officer. From January 2006 to August 2006, Mr. Lambert served as Vice President, Business Development. Mr. Lambert was Vice President, Treasurer from January 2002 to January 2006, Director of Planning, Treasurer from June 1998 to January 2002 and Director of Finance and Treasurer from November 1994 to June 1998.

22 | PLUM CREEK 2008 FORM 10-K

PART I / ITEM 4

F	Served since October 2005 as Senior Vice President, Business Development. Mr. Neilson was Vice President, Real Estate from August 2002 to October 2005.

G	Served since February 2006 as Vice President, Chief Accounting Officer. Mr. Brown was Vice President, Controller (Chief Accounting Officer) from March 2004 to February 2006, Vice President, Controller from January 2002 to March 2004, Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

H	Served since April 2007 as Vice President, Bioenergy. Prior to joining Plum Creek, Mr. Coley served from 2001 to 2002 as Managing Director, Florida Business Leader at Trammell Crow Company and from 2003 to March 2007 as Senior Managing Director, Global Corporate Services at Trammell Crow Company.

I	Served since April 1997 as Vice President, Human Resources.

J	Served since June 2002 as Vice President, Corporate Communications, Audit and Information Technology.

K	Served since October 2006 as Vice President, Real Estate. From January 2002 to October 2006, Mr. Hagen served as General Manager, Energy and Natural Resources. Mr. Hagen was Director, Financial Operations and Technology from 1999 to January 2002 and Director, Financial Operations and Risk Management from 1995 to 1999.

L	Served since August 2005 as Vice President, Environmental Affairs. Previously, Mr. Olszewski served as Vice President, Corporate and Environmental Affairs from July 2001 to August 2005.

M	Served since December 2008 as Vice President, Montana Operations. Previously, Mr. Ray served as General Manager, Northwest Resources from 2001 to November 2008.

N	Served since August 2006 as Vice President, Southern Resources. From September 2002 to August 2006, Mr. Reed served as Vice President, Southeast Region. Mr. Reed was Regional Manager, Coastal Operations from September 2001 to September 2002.

O	Served since April 2007 as Vice President, Northern Resources and Manufacturing. From July 2003 to March 2007, Mr. Ricklefs served as Vice President, Manufactured Products. From July 1999 to July 2003, Mr. Ricklefs served as General Manager, Lumber. From 1994 to July 1999, Mr. Ricklefs served as General Manager, Plywood and from 1987 to 1994 as Director, National Sales and Marketing for Manufactured Products.

P	Served since February 2007 as Vice President and Treasurer. From January 2006 to February 2007, Ms. Smith served as Treasurer and from October 2003 to January 2006 as Director of Planning.

Q	There are no family relationships among the executive officers of the company.

PLUM CREEK 2008 FORM 10-K | 23

PART II / ITEM 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange. As of February 20, 2009, there were 15,076 stockholders of record and 164,836,957 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2008 and 2007, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2008
High	$46.10	$47.97	$60.00	$49.73
Low	37.65	39.26	41.00	27.33
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42

2007
High	$41.98	$43.14	$46.16	$48.45
Low	37.13	38.82	37.52	39.83
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42

Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on our ability to make cash payments, borrowing capacity, changes in the prices of and demand for our products, and changes in our ability to sell or exchange timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company delivers value to our stockholders. See Notes 9 and 10 of the Notes to Consolidated Financial Statements for the restrictions under our debt agreements to pay dividends.

Equity Compensation Plan Information

The following table summarizes options and other rights outstanding under Plum Creek’s equity based compensation plans as of December 31, 2008:

Plan category	Securities to be Issued Upon ExerciseA	Weighted- Average Exercise PriceB	Securities Available for Future IssuanceC

Equity Compensation Plans Approved by Security Holders	2,620,232	$36.00	7,977,921
Equity Compensation Plans Not Approved by Security HoldersD	–	–	–

A	Number of securities to be issued upon exercise of outstanding stock options and upon vesting of 227,488 outstanding restricted stock units at December 31, 2008.

B	Weighted-average exercise price of outstanding options does not include unvested restricted stock units at December 31, 2008, which have a weighted-average grant date fair value of $40.70.

24 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 5

C

Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (A). Represents shares available for future issuance under the Stock Incentive Plan. See Note 14 of the Notes to Consolidated Financial Statements for a description of the various stock-based grants that may be issued under the Stock Incentive Plan. At December 31, 2008, 4.4 million shares of the 12.4 million shares available for issuance under Plum Creek’s Stock Incentive Plan have been used for the grant of non-qualified stock options, the grant of restricted stock and restricted stock units, the payment of earned value management awards and earned dividend equivalent rights. The number of shares to be issued in connection with value management awards and dividend equivalents is not determinable until the end of their respective performance periods.

D

As of December 31, 2008, there are 13,126 outstanding options to acquire Plum Creek common stock that were issued originally under the Georgia-Pacific long-term incentive plans as options to acquire Georgia-Pacific’s Timber Company stock. These stock options have a weighted-average exercise price of $16.42 per common share and were assumed by the company in connection with The Timber Company Merger. Although the company’s stockholders did not separately approve the assumption of these stock options, the stockholders did approve both The Timber Company Merger and the related merger agreement (and all of the transactions contemplated by the merger agreement, including the company’s assumption of the stock options). No additional Plum Creek stock options may be granted under the Georgia-Pacific long-term incentive plans.

Company Stock Price Performance

The following graph shows a five-year comparison of cumulative total stockholder returns for the company, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index for the five years ending December 31, 2008. The total stockholder return assumes $100 invested at the beginning of the period in the company’s common stock, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index. It also assumes reinvestment of all dividends.

PLUM CREEK 2008 FORM 10-K | 25

PART II / ITEM 5

The following table shows total stockholder return for the previous one year ended December 31:

	2004	2005	2006	2007	2008

Plum Creek	31.9%	-2.3%	15.6%	20.3%	-21.4%
S&P Paper and Forest Product Stock Index	9.9%	-2.0%	5.8%	3.9%	-59.6%
S&P 500 Index	10.9%	4.9%	15.8%	5.5%	-37.0%

The following table shows total indexed return of stock price plus reinvestment of dividends, assuming an initial investment of $100.00 at December 31, 2003 for the years ended December 31:

	12/31/2003	2004	2005	2006	2007	2008

Plum Creek	$100	$132	$129	$149	$180	$141
S&P Paper and Forest Product Stock Index	$100	$110	$108	$114	$118	$48
S&P 500 Index	$100	$111	$116	$135	$142	$90

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

Purchase of Equity Securities

The following table contains information about the company’s purchases of equity securities during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or ProgramsA	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or ProgramsA

October 1, 2008 through October 31, 2008	4,768,800 shares of common stock	$39.36	4,768,800 shares of common stock	$ 162 million

November 1, 2008 through November 30, 2008	800,631 shares of common stock	$30.97	800,600 shares of common stock	$ 137 million

December 1, 2008 through December 31, 2008	– shares of common stock	$–	– shares of common stock	$ 137 million

Total	5,569,431 shares of common stock	$38.15	5,569,400 shares of common stock

A

The Board of Directors, from time to time, has authorized a share repurchase program. On October 21, 2008, the Board of Directors authorized an additional $200 million share repurchase program. At December 31, 2008, the remaining share repurchase authorization was $137 million.

26 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 6

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2008	2007	2006	2005	2004

Revenues	$1,614	$1,675	$1,627	$1,576	$1,528
Operating IncomeA	328	424	461	448	477
Equity Earnings from Timberland Venture	15	–	–	–	–
Total Interest Expense, net	148	147	133	109	111
Income before Income TaxesB	206	277	328	339	366
Provision (Benefit) for Income Taxes	(27)	(3)	13	8	27
Income from Continuing Operations	233	280	315	331	339
Gain on Sale of Properties, net of tax	–	2	–	23	23
Cumulative Effect of Accounting Change, net of taxC	–	–	2	–	–
Net Income	233	282	317	354	362

Non-Cash Items
Depreciation, Depletion and AmortizationD	135	134	128	113	114
Basis of Real Estate SoldE	149	108	85	124	134

Balance Sheet Items
Total Assets	4,780	4,664	4,661	4,812	4,378
Total Debt Obligations (to Unrelated Parties)F	2,189	2,532	2,333	2,241	1,897
Note Payable to Timberland Venture (a related party)	783	–	–	–	–

Earnings per Share (Diluted)
Income from Continuing Operations	$1.37	$1.60	$1.74	$1.79	$1.84
Net Income	$1.37	$1.61	$1.75	$1.92	$1.97

Dividends Declared per Share	$1.68	$1.68	$1.60	$1.52	$1.42

Timberland Acquisitions
Purchase Price	$119	$174	$111	$501	$66
Acres	147,000	69,000	98,000	754,000	78,000

Timberland Dispositions (acres)G	314,000	252,000	112,000	232,000	377,000

Harvest Volume (in million tons)	19.6	20.4	21.0	19.2	18.6

A	Includes $14 million gain in 2006 from the settlement of the Canadian Lumber dispute.

B	Includes $11 million gain in 2008 on extinguishment of debt.

C	Includes impact of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

D	Includes a $10 million lumber manufacturing assets impairment loss in 2008, a $4 million loss related to forest fires in 2007, a $2 million loss in 2005 from hurricane damage and a $9 million lumber manufacturing assets impairment loss in 2004.

E	Includes impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million in both 2008 and 2007, $2 million in 2006, $1 million during 2005 and $21 million during 2004.

F	Includes Timber Obligations accounted for as capital leases.

G	Timberland dispositions during 2008 do not include approximately 454,000 acres located in the Southern Resources Segment that were contributed to a timberland venture in exchange for an equity interest.

PLUM CREEK 2008 FORM 10-K | 27

PART II / ITEM 7

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

Overview

2008 OPERATING PERFORMANCE COMPARED TO 2007

Operating income decreased by $96 million to $328 million in 2008. Our results reflect the weakness in U.S. residential construction markets, which has continued to weaken over the past several years. Sawlog demand from lumber and plywood mills continued to decline in 2008 resulting in lower operating income for both of our Resources Segments during 2008. Operating income in our Northern Resources Segment decreased by $17 million to $41 million in 2008 due primarily to lower sawlog prices and higher per ton log and haul rates. Operating income in our Southern Resources Segment decreased by $33 million to $128 million due primarily to a combination of lower sawlog prices, a weaker sales mix and higher per ton log and haul rates.

Operating losses from our Manufactured Products Segment were $44 million in 2008 compared to essentially break-even operating results in 2007. In addition to lower lumber and plywood prices, operating income was also negatively impacted by inventory and purchase commitment write-downs, lumber manufacturing asset impairment charges and higher MDF raw material costs.

Operating income from our Real Estate Segment decreased by $5 million to $245 million. Despite lower average prices from higher and better use/recreational and small non-strategic land sales and lower sales from development

28 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

properties, operating income was similar to 2007 due primarily to a large multi-period conservation sales contract in Montana, which contributed $74 million to operating income in 2008.

On October 1, 2008, to capture strong timberland values, we contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member contributed $783 million of cash in exchange for a common interest. Following the contribution, we borrowed $783 million from the Timberland Venture. As a result of the Timberland Venture, we reported equity earnings of $15 million, primarily related to our preferred interest, and $14 million of interest expense associated with the $783 million indebtedness. See Note 3 of the Consolidated Notes to Financial Statements.

Our 2008 earnings were positively impacted by lower interest expense on our debt obligations (excluding interest expense from the Note Payable to Timberland Venture), which decreased by $13 million, or 9%, to $134 million. This decrease was due primarily to lower interest rates on our variable rate debt. Also, during 2008, we recorded a tax benefit of $27 million compared to a tax benefit of $3 million in the prior year. The higher tax benefit is due primarily to the operating loss in our manufacturing business. The majority of the benefit will result in a tax refund in 2009.

LIQUIDITY

The company believes it has a strong balance sheet and does not foresee any liquidity issues. At December 31, 2008, we had a cash balance of $369 million and had availability of $506 million under our line of credit. During 2008, we generated cash of $420 million from operating activities. Despite the current recession in the U.S., we expect improved cash from operating activity in 2009. We believe based on our strong balance sheet and liquidity, and the cash we expect to generate from operating activity, that we will meet all of our long-term interest and principal payments, required capital expenditures and quarterly dividend distributions in 2009.

KEY ECONOMIC FACTORS IMPACTING OUR RESOURCES AND MANUFACTURED PRODUCTS BUSINESS

Our operating performance for the Resources and Manufactured Products Segments is impacted primarily by the supply and demand for logs and wood products in the United States. The short-term supply of logs is impacted primarily by weather and the level of harvesting activities. The demand for logs in the United States is impacted by housing starts, repair and remodeling activities and the amount of imported lumber, primarily from Canada.

Selected U.S. housing economic data was as follows at December 31:

	2008	2007	2006

U.S. Housing Starts (in millions)	0.90	1.35	1.80
Supply of Existing Homes for Sale (in months)	11	10	6
30-year Fixed Interest Mortgage Rates (average)	6.0%	6.3%	6.4%

Housing starts have been steadily declining since they peaked at 2.07 million units in 2005. The decline has primarily been driven by falling home prices, increased number of homes in foreclosure, higher standards to qualify for home loans and increased supply of homes for sale. The significant decline in home construction and repair and remodel activities has resulted in an excess supply of lumber and other building products. This excess supply has resulted in weak lumber and plywood prices. Furthermore, the decline in home construction has caused mills to curtail production which has caused downward pressure on sawlog prices.

The U.S. economy slowed significantly during the fourth quarter of 2008 and is currently in a recession. The recession has caused a significant increase in the unemployment rate and very low consumer confidence. As a result, housing

PLUM CREEK 2008 FORM 10-K | 29

PART II / ITEM 7

starts for 2009 are expected to decline even further. The lower housing starts may result in more mill curtailments and closures, which could cause sawlog prices to weaken further. Additionally, during the fourth quarter, pulpwood demand began to weaken. The weaker pulpwood demand was due primarily to the decline in consumer spending (primarily packaging materials) and may weaken pulpwood prices if the recession continues.

Over the past several years, fuel prices have generally been rising. Our timber and manufacturing operations have been negatively impacted by rising fuel prices. Operating income in our timber business was negatively affected by $23 million, $2 million and $19 million in 2008, 2007 and 2006, respectively, when compared to the prior year due to rising fuel costs and longer hauling distances. However, fuel prices declined significantly during the second half of 2008 to price levels comparable with the fourth quarter of 2007. We expect fuel prices in 2009 to be lower than fuel prices in 2008.

REAL ESTATE SALES AND DEVELOPMENT PROPERTIES

We estimate that included in the company’s approximately 7.4 million acres of timberlands at December 31, 2008, are about 1.5 million acres of higher value timberlands which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.5 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 350,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

During 2008, we sold approximately 92,000 acres of non-strategic timberlands, approximately 175,000 acres for conservation purposes and approximately 46,000 acres of higher and better use / recreational properties. We anticipate selling up to 250,000 acres in 2009 and may adjust the type and geographic location of properties sold to respond to areas with active markets. During 2009 our average price per acre for higher and better use / recreational properties is likely to be lower than the price per acre we realized during 2008 primarily due to an increased focus in markets with lower value recreational properties. As a result of the recession, demand in regions with higher value recreation properties has significantly weakened. As a consequence of the weak demand for higher value recreational properties, we have removed some of our best higher and better use / recreational properties from the market. If the U.S. economy remains in a recession for an extended period of time, demand for our rural timberlands could be impacted.

During 2008, we sold approximately 175,000 acres of conservation properties for $200 million compared to selling approximately 32,000 acres for $42 million in 2007. The increase was due primarily to selling approximately 130,000 acres in Montana to a conservation buyer for $150 million. Also, in February 2009, we received $250 million from the same buyer from the sale of approximately 110,000 acres. We expect the final phase of this three-phase deal to close in 2010 for $89 million covering 70,000 acres.

Our land development business slowed dramatically in 2008 as the economy weakened causing a significant decrease in the demand for these properties. Revenue from sales of development properties was $7 million during 2008. We expect sales in 2009 to approximate the 2008 level and do not expect significant sales of development properties to occur until there is an improvement in consumer confidence and the U.S. economy.

HARVEST LEVELS

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood (product mix) included in our annual harvest also impact our operating performance. During 2008, we harvested a total of 19.6 million tons compared to a total of 20.4 million tons during 2007. We expect harvest levels during 2009 to range between 16 and

30 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

17 million tons. The expected decline in harvest levels in 2009 is due primarily to contributing 454,000 acres to the Timberland Venture and increasing pulpwood harvests in prior years to take advantage of favorable prices. Future harvest levels may vary from historic levels due to weaker than expected markets, to take advantage of favorable prices or due to factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by our sale of timberlands and the extent to which proceeds are reinvested in core timberlands.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Under different assumptions or conditions, actual results may differ from these estimates.

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

PLUM CREEK 2008 FORM 10-K | 31

PART II / ITEM 7

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

The following table summarizes amounts recognized under each method from sales to external customers in the company’s consolidated financial statements for the years ended December 31 (in millions):

	2008	2007
Revenues from:
Delivered log sales	$654	$682
Pay-as-cut sales	$37	$42
Timber deed sales	$20	$17
Lump-sum sales	$–	$6

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, approximately 12% of our timber sales in 2008 and in 2007 consisted of pay-as-cut sales contracts, timber deed sales or lump-sum sales. Since under pay-as-cut sales contracts, timber deed sales and lump-sum sales the buyer is responsible for the logging and hauling costs, the operating profit as a percentage of revenue is typically higher in our Southern Resources Segment.

REAL ESTATE SALES

As of December 31, 2008, we estimate that included in the company’s approximately 7.4 million acres of timberlands are about 1.5 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation, or residential purposes. Included within the 1.5 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 350,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. As a result, the timing of our real estate sales may materially impact our reported operating income and net income.

During 2008, the Real Estate Segment reported an operating profit percentage of approximately 57%. We estimate our Real Estate Segment’s annual operating profit percentage could range from 35% to 70% of revenues. The

32 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, the sale of conservation easements will generally have an operating profit percentage of close to 100% because historically no book basis was allocated to these types of sales. Sales of recently acquired properties will generally have relatively lower operating profit percentages while sales of properties held for a long time will tend to have relatively higher operating profit percentages. Sales of timberlands owned by Plum Creek prior to The Timber Company merger, which, for accounting purposes, were deemed acquired as of the merger date, will thus have lower operating profit percentages since these properties were recorded at appraised value as of October 2001.

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

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate our ability to recover the net investment in long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value (net book value) of the assets exceeds the estimated future undiscounted cash flows attributable to those assets over their expected useful life. Impairment losses are measured by the extent to which the carrying value of a group of assets exceeds the fair value of such assets at a given point in time. When the fair values of the assets are not available, we estimate the fair values by using the discounted expected future cash flows attributable to the assets. The expected future cash flows are discounted at a risk-adjusted rate of interest. Furthermore, SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets held for sale when the carrying value of the assets exceeds an amount equal to their fair value less selling costs.

Since 2000, we have grown substantially through acquisitions. The purchase price of these acquisitions has been allocated to our Timber and Timberlands (including Assets Held for Sale and Real Estate Development Properties) and Property, Plant and Equipment. The allocation of the purchase price is highly subjective. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. SFAS No. 144 requires that long-lived assets be grouped and evaluated for impairment at the lowest level for which there are independent cash flows. We track cash flows for our 7.4 million acres of timberlands by grouping them into seven geographic areas in the Northern Resources Segment and six geographic areas in the Southern Resources Segment. Additionally, we track cash flows for each of our ten manufacturing facilities.

PLUM CREEK 2008 FORM 10-K | 33

PART II / ITEM 7

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

(2) Timber and Timberlands Held for Sale. SFAS No. 144 provides that an impairment loss is recognized for long-lived assets held for sale when the carrying value of those assets exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer, and the sale is expected to close within one year. During 2008, the above criteria were met by a number of our timberland properties, and we recognized impairment losses of $1 million for certain of these properties. Similarly, we recognized impairment losses of $1 million in 2007 and $2 million in 2006 in connection with timberlands held for sale (see Note 5 of the Notes to Consolidated Financial Statements.) We expect to continue to sell or exchange non-strategic timberlands to other forest products companies or non-industrial investors, and it is probable that we will recognize, in accordance with SFAS No. 144, additional impairment losses in the future in connection with sales of non-strategic timberlands.

In accordance with SFAS No. 144, an impairment loss is generally not recorded until management has concluded that it is probable (i.e., likely) that timberlands will be sold within the next 12 months. For many properties that are currently listed for sale, it is difficult to conclude whether they will be sold within one year and to estimate the price. Nevertheless, management performs a probability assessment for all properties that are listed for sale and records an impairment loss (to the extent the property’s book basis exceeds its estimated fair value net of selling cost) in the quarter in which management has concluded it is likely the property will be sold within twelve months based on its best estimate of fair value.

(3) Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our ten (of which one mill will be permanently closed in 2009) manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful life of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs and availability, volumes of product sold, and residual value of the facility. During the second quarter of 2008, we recognized an impairment loss of $10 million in connection with our lumber manufacturing assets as a result of the significant decline in housing starts and the expectation for continued weak lumber prices.

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

(4) Capitalized Real Estate Development Costs. Current and future costs associated with specific real estate development projects are capitalized once management has concluded it is probable that a project will be successful. Real estate development costs are expensed as incurred when management is not able to conclude that it is probable a project will be successful. Furthermore, previously capitalized costs for specific projects are written-off when management revises its prior assessment and concludes that it is probable a project will not be successful and costs will not be recovered. For many of our projects, there is less judgment in making this determination due to prior

34 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

experience in the local market or advice from consultants. However, for some of our larger projects where we have limited experience in the local market or for projects in environmentally sensitive areas, there is significant judgment in assessing the expected outcome for the projects. At December 31, 2008, we have $28 million of capitalized costs associated with projects that management expects will be successful. Of these capitalized costs, approximately $14 million could be written-off within the next 12 months if final regulatory approval is not received.

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

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2008	2007

Depletion Expense
Northern Resources SegmentA	$27	$30
Southern Resources Segment	56	57

Total Depletion Expense	$83	$87

Average Depletion Rates (per ton)
Northern Resources Segment	$4.56	$4.81
Southern Resources Segment	$4.10	$4.06

Assumptions Used to Determine the Average Depletion Rates
Estimated Future Silviculture Costs, including the Impact of Inflation
Northern Resources SegmentB	$72	$57
Southern Resources SegmentB	$535	$490

Estimated Future Volume (in million tons)
Northern Resources SegmentC	313	323
Southern Resources Segment	441	439

Sensitivity of Results to Changes in Key Assumptions
Increase in Depletion Expense for a 10%:
Increase in Estimated Future Silviculture CostsD
Northern Resources Segment	$0.2	$0.1
Southern Resources Segment	$1.6	$1.5

Decrease in Estimated Future VolumeE
Northern Resources Segment	$3.0	$3.3
Southern Resources Segment	$6.2	$6.4

PLUM CREEK 2008 FORM 10-K | 35

PART II / ITEM 7

A	Depletion expense for 2007 includes a $4 million loss, representing the book basis of timber volume destroyed as a result of fires on 41,000 acres in Montana.

B	Reflects an increase in our estimates of future costs associated with fertilization treatments due to higher chemical and application costs.

C	Decrease from 2007 is due primarily to divestitures in the Segment.

D	Assumes future timber volumes do not change.

E	Assumes future silviculture costs do not change.

Significant estimates and judgments are required to determine both future silviculture costs and the volume of timber available for harvest over the harvest cycle. Some of the factors impacting the estimates are changes in inflation rates, the cost of fertilizers and chemicals, the cost of capital, the actual and estimated increase in growth rates from fertilizer applications, the relative price of sawlogs and pulpwood, the actual and expected real price appreciation of timber, the scientific advancement in seedling and growing technology, and changes in harvest cycles.

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

In connection with our merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2008, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Plum Creek remeasures the amount of deferred income taxes needed in connection with expected sales of timberlands subject to

36 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

the built-in gains tax each quarterly reporting period. Based on projected timberland sales subject to the built-in gains tax for the period January 1, 2009 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties, the company estimates it needs a deferred tax liability of approximately $4 million. As a result, no adjustment to the deferred tax liability associated with built-in gains tax was made in 2008, 2007 or 2006.

It is likely that actual timberland sales subject to the built-in gains tax over the ten-year period ending October 6, 2011, will be greater than, or less than, our current projection. An adjustment to earnings will be required in the period in which it is determined that timberland sales subject to the built-in gains tax will be greater than, or less than, our current projection.

ACCOUNTING FOR SHARE-BASED COMPENSATION

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, value management awards and dividend equivalents. See Note 14 of the Notes to Consolidated Financial Statements.

The company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). See Note 1 of the Notes to Consolidated Financial Statements. Grants of both value management awards and dividend equivalents represent awards that are classified and accounted for as liabilities under SFAS No. 123(R). As a result, the expense recognized over the performance period for both value management awards and dividend equivalents will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, SFAS No. 123(R) requires the quarterly expense recognized during the performance period to be based on the fair value of value management awards and dividend equivalents as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for value management awards and dividend equivalents are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Fair values for value management awards and dividend equivalents are computed based on our historical relative total shareholder return and simulated relative total shareholder return compared to the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period (“Peer Group”). The simulated total shareholder return of the company and the Peer Group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of the company’s and the Peer Group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents assumes that our current quarterly dividend of the company’s common stock of $0.42 per share will remain constant through the end of the performance period.

The fair value of the liability for outstanding value management awards and dividend equivalents at December 31, 2008 was $23 million, which is based on the current fair value of outstanding awards multiplied by the percentage of months services that were provided during the performance period. The liability at December 31, 2008 could range between $13 million and $26 million based on the possible fair value of all outstanding liability based awards. In accordance with SFAS No. 123(R), we could have a material adjustment to our share-based compensation liability to the extent there is a material change in the fair value of our value management awards and dividend equivalents during the quarter.

PENSIONS

Plum Creek provides pension benefits under defined benefit pension plans that cover substantially all of our employees. See Note 13 of the Notes to Consolidated Financial Statements. We maintain a qualified defined benefit

PLUM CREEK 2008 FORM 10-K | 37

PART II / ITEM 7

pension plan and two supplemental (non-qualified) defined benefit pension plans. Participants’ benefits vest after three years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of the last 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

Plum Creek’s contributions to its qualified pension plan vary from year to year, but the company has made at least the minimum contributions required by law in each year. It is generally the company’s policy to fund the qualified pension plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). The company has the same funding policy for the non-qualified plan. However, assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors and, therefore, are not considered plan assets.

The computation of the company’s benefit obligation, pension cost and accrued pension liability under U.S. generally accepted accounting principles requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2008	2007

Assumptions Used to Determine the Benefit Obligation at December 31
Discount RateA	6.85%	6.75%
Rate of Compensation IncreaseB	3.70%	3.70%

Assumptions Used to Determine Net Periodic Benefit Cost
Discount Rate	6.75%	5.90%
Expected Long-Term Return on Plan AssetsC	7.75%	7.75%
Rate of Compensation IncreaseB	3.70%	3.70%

A

The December 31, 2008, discount rate was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2008, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2008.

B

The assumed rate of increase of future compensation levels represents our long-term estimate of such increases on the basis of the composition of plan participants, past results and market expectations.

C

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

Since pension benefit payments may be in either a single lump-sum or an annuity distribution, both the estimated percentage of participants electing a lump-sum payment and the assumed interest rate (discount rate) used in computing the lump-sum benefit are key assumptions. The discount rate assumption for lump-sum distributions is an approximation of the 30-year U.S. Treasury rate. Other key assumptions used in the estimate include primarily

38 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

those underlying the mortality table, and expected long-term rates for inflation, retirement and withdrawals, all of which are based on plan experience and standard actuarial methods but which are nevertheless subject to uncertainty.

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

The following table summarizes key financial measures and sensitivities to changes in assumptions for the years ended December 31 (in millions):

	2008	2007

Key Financial Measures
Pension Expense	$7	$8
Cash Pension Plan Contributions—Qualified Plan	30	–
Cash Grantor Trust Funding—Supplemental Plans	7	–
Current Accrued Pension Liability	3	2
Non-Current Accrued Pension Liability	39	23

Sensitivity to Changes in Key Assumptions
Increase in Pension Expense for Every 0.25 Percentage Point:
Decrease in Long-Term Rate of Return on Plan Assets	$0.2	$0.2
Decrease in Weighted-Average Discount Rate	0.2	0.7
Increase in Rate of Increase in Compensation Levels	0.1	0.2

Increase in Qualified Pension Funding (actuarially computed accumulated benefit obligation) for:
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate	$3.5	$3.7
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate Assumption for Lump-Sum Benefits	$1.8	$1.2

Assuming an average long-term rate of return on plan assets of 7.75%, a weighted-average discount rate of 6.85% for 2009 and beyond, and a 3.70% rate of increase in compensation levels, we project our annual pension expense for 2009 will be approximately $9 million, $10 million for 2010, and $13 million each for 2011 and 2012. Over the same time period, the annual cash funding required under our present funding policy and current funding rules for the qualified pension plan is expected to range between $0 and $16 million in 2009, and be approximately $6 million each for 2010 and 2011, and $7 million in 2012. We expect to fund between $0 and $4 million in 2009 to our supplemental (non-qualified) pension plans.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. Our consolidated financial statements reflect all of the operations and assets and liabilities of the company. The company has an equity investment in an unconsolidated entity, discussed below. Otherwise, the company has no other relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities.

On October 1, 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for an equity interest. The company accounts for its interests in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. See Note 3 of the Notes to Consolidated Financial Statements.

In August 2008, the company entered into two purchase commitments to supply natural gas to our manufacturing facilities for the period November 2008 through March 2009. The contracts, which are derivatives, were designated as

PLUM CREEK 2008 FORM 10-K | 39

PART II / ITEM 7

normal purchases under the terms of SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. As of December 31, 2008, the company’s remaining purchase obligation under these contracts was $0.7 million. The company is not a party to any other derivative transactions.

The following table summarizes our contractual obligations at December 31, 2008 (in millions):

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term DebtA	$2,572	$251	$860	$936	$525
Note Payable to Timberland VentureB	1,348	58	116	116	1,058
Operating Lease Obligations	22	5	7	6	4
Timber Obligations	7	1	2	2	2
Long-Term Incentive Plans	23	12	11	–	–
Purchase ObligationsC	25	17	8	–	–
Other Long-Term LiabilitiesD	–	–	–	–	–

Total Contractual Obligations	$3,997	$344	$1,004	$1,060	$1,589

A

In addition to principal, long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt and the variable interest rates as of December 31, 2008 of 0.92% and 1.47% for our $350 million and $250 million term credit agreements, respectively. Interest obligations are $93 million (Less than one year), $156 million (1-3 years), $83 million (3-5 years), and $51 million (More than 5 years). As we expect borrowings outstanding under our line of credit to vary, only repayment of the principal is included. In 2008, interest expense related to our line of credit was $9 million.

B

On October 1, 2008, the company borrowed $783 million from the Timberland Venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. Interest obligations are $58 million (Less than one year), $116 million (1-3 years) $116 million (3-5 years), and $275 million (More than 5 years). In 2008, interest expense related to the Note Payable to Timberland Venture was $14 million.

C

Purchase obligations are comprised primarily of $11 million for third-party logs for our plywood and sawmill facilities, $5 million for raw materials for our MDF facilities, $2 million for maintenance at our manufacturing facilities and $2 million for logging road maintenance.

D

We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2008, other long-term liabilities include workers’ compensation of $11 million, deferred compensation obligations of $5 million, non-qualified pension obligations of $26 million (including $3 million classified as a current liability), and qualified pension obligations of $15 million. We expect to fund approximately $3 million for workers’ compensation payments in 2009. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2008, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $5 million. At December 31, 2008, the actuarially computed accumulated benefit obligation for the qualified pension plan exceeds the fair value of the qualified pension plan assets by $9 million. The December 31, 2008 fair value of assets in the other grantor trust was approximately $20 million and the actuarially computed accumulated benefit obligation for our non-qualified pension plans was $22

40 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. Additionally, based on current interest rates and expected returns, the company expects 2009 contributions to the qualified pension plan to range between $0 and $16 million and up to $4 million for the supplemental (non-qualified) pension plan. See Notes 11 and 13 of the Consolidated Notes to Financial Statements.

Events and Trends Affecting Operating Results

HARVEST PLANS

We determine our annual timber (sawlogs and pulpwood, including stumpage sales) harvesting plans based on a number of factors. At the stand level, ranging in size from 10 to 200 acres, we consider the age, size, density, health and economic maturity of the timber. A stand is a contiguous block of trees of a similar age, species mix and silvicultural regime. At the forest level, ranging in size from 100,000 to almost 1 million acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, certain external conditions such as supply agreements, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands. Harvest scheduling is the technical approach using computer modeling that considers all of the above factors along with forest growth rates and financial assumptions to project future harvest plans for a number of years forward.

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

Harvest levels in the Northern Resources Segment were approximately 6 million tons (56% sawlogs and 44% pulpwood) during 2008 and 6.2 million tons (58% sawlogs and 42% pulpwood) during 2007. We expect harvest levels in the Northern Resources Segment in 2009 to be between 5.0 million and 5.5 million tons with an estimated mix of 55% sawlogs and 45% pulpwood. This decrease in harvest volume is due primarily to recent timberland sales, harvest deferrals until log prices improve and declining harvest levels in Montana.

Harvest levels in the Southern Resources Segment were 13.6 million tons (41% sawlogs and 59% pulpwood) during 2008 and 14.1 million tons (45% sawlogs and 55% pulpwood) during 2007. In 2009, we expect harvest levels in the Southern Resources Segment to be between 10.5 million and 11.5 million tons with an estimated mix of 48% sawlogs and 52% pulpwood. This decrease in harvest levels is due primarily to the contribution of 454,000 acres of timberlands to Southern Diversified Timber, LLC (“the Timberland Venture”) in 2008 and the temporary increase in pulpwood harvests during 2007 and 2008 to take advantage of favorable pulpwood prices. The lands contributed to the Timberland Venture contributed approximately 1.4 million tons of harvest during 2008.

CONSERVATION SALE IN NORTHERN RESOURCES SEGMENT

During 2008, we signed an agreement to sell approximately 310,000 acres of timberlands in Montana in our Northern Resources Segment for $489 million in three phases. Proceeds from the first phase were $150 million and were received in 2008. Proceeds from the second phase were $250 million and were received in February 2009. Proceeds from the third phase of $89 million are expected to be received in 2010.

PLUM CREEK 2008 FORM 10-K | 41

PART II / ITEM 7

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

During 2007, U.S. officials alleged Canada has not collected all taxes due and has allowed more lumber exports to the U.S. than provided for under the SLA. Under the terms of the SLA, disputes that cannot be settled are resolved by binding arbitration. A final ruling has not been issued by the arbitrator in this dispute. In 2008, the U.S. filed a second arbitration case alleging that certain Canadian provinces have provided subsidies to their lumber industries, in violation of the SLA. The arbitrator agreed with the U.S. that Canada violated the SLA by failing to properly adjust the quota volumes of the Eastern Canadian provinces, but disagreed with the U.S. in finding that the same adjustment is not required for the Western provinces.

Notwithstanding the signing of the SLA between the U.S. and Canadian governments and the results of matters being (or expected to be) arbitrated, there can be no assurance it will effectively create a fair trade environment. Therefore, downward pressure on domestic timber and lumber prices caused by Canadian imports could continue or increase.

COMPARABILITY OF FINANCIAL STATEMENT PERIODS

Acquisitions and Divestitures. We have pursued and expect to continue to pursue both the acquisition and divestiture of timberlands to increase the value of our assets. During 2008, we acquired 147,000 acres of timberlands, located primarily in Georgia, Vermont and Oregon. During 2007, we acquired 69,000 acres of timberlands, located primarily in Oregon and Georgia. During 2006, we acquired 98,000 acres of timberlands, located primarily in Oregon. We sold approximately 314,000 acres of timberlands in 2008. Additionally, approximately 454,000 acres located in the Southern Resources Segment were contributed to a timberland venture in exchange for an equity interest. We sold approximately 252,000 acres of timberlands in 2007 and 112,000 acres in 2006. As a result of these timberland transactions our ownership was approximately 7.4 million acres at December 31, 2008, approximately 8 million acres at December 31, 2007 and approximately 8.2 million acres at December 31, 2006. Accordingly, the comparability of periods covered by the company’s financial statements is, and in the future may be, affected by the impact of timberland acquisitions and divestitures.

42 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

Results of Operations

The following table compares Operating Income (Loss) by Segment and other items impacting our income from continuing operations for the years ended December 31 (in millions):

	2008	2007	2006

Operating Income (Loss) by Segment
Northern Resources	$41	$58	$105
Southern Resources	128	161	178
Real Estate	245	250	178
Manufactured Products	(44)	2	22
Other	23	17	16

Total Segment Operating Income	393	488	499
Other Costs and Eliminations	(64)	(64)	(53)
Gain from Canadian Lumber Settlement	–	–	14
Other Operating Income (Expense), net	(1)	–	1

Operating Income	328	424	461
Equity Earnings from Timberland Venture	15	–	–
Interest Expense, net (Debt Obligations to Unrelated Parties)	134	147	133
Interest Expense (Note Payable to Timberland Venture)	14	–	–
Gain on Extinguishment of Debt	11	–	–
Provision (Benefit) for Income Taxes	(27)	(3)	13

Income from Continuing Operations	$233	$280	$315

2008 COMPARED TO 2007

Northern Resources Segment. Revenues decreased by $14 million, or 4%, to $347 million in 2008. This decrease was due primarily to lower harvest volumes ($17 million) and lower sawlog prices ($13 million), partially offset by higher pulpwood prices ($14 million). Sawlog harvest volume during 2008 was 3.4 million tons compared to 3.6 million tons in 2007. Pulpwood harvest volume was 2.6 million tons during both 2008 and 2007. The 7% decrease in sawlog harvest volume was due primarily to a planned reduction in harvest levels as a result of temporarily increasing harvest volumes in prior years to capture favorable prices and recent timberland sales. Additionally, during 2008 we announced the sale of 310,000 acres of timberlands located in Montana which is scheduled to close in phases over a three-year period, the first of which closed in 2008. The harvest volume from these acres in both 2007 and 2008 was 0.3 million tons. Sawlog harvest volume in 2009 is expected to decline approximately 15% and pulpwood harvest volume is expected to decline approximately 10%. The 15% decrease in sawlog harvest volume is due primarily to recent timberland sales, harvest deferrals until log prices improve and declining harvest levels in Montana.

Sawlog prices were 6% lower compared to the prior year due primarily to weak lumber prices. During 2008 and continuing into the first quarter of 2009, sawlog prices were under downward pressure due primarily to the significant decline in housing starts as a result of the recession in the U.S., the significant number of foreclosed homes, and the increased difficulty in obtaining financing for the purchase of a home.

Pulpwood prices were 15% higher compared to the prior year due primarily to strong demand for wood fiber from pulp and paper companies, a reduced supply of woodchips as a result of lumber and plywood mill curtailments, increasing demand for wood fiber for energy use, and wet weather conditions which limited pulpwood availability in certain markets.

PLUM CREEK 2008 FORM 10-K | 43

PART II / ITEM 7

Northern Resources Segment operating income was 12% of its revenues for 2008 and 16% for 2007. This decrease was due primarily to lower sawlog prices and higher hauling rates, offset in part by higher pulpwood prices. Segment costs and expenses increased by $3 million, or 1%, to $306 million in 2008. The increase was due primarily to higher log and haul costs, offset in part by a $4 million fire loss in 2007. On a per ton basis, logging and hauling costs increased 6% ($11 million) due primarily to higher fuel costs. However, the log and haul rate per ton during the fourth quarter of 2008 was approximately the same as the fourth quarter of 2007 due to the recent decline in the cost of oil.

Southern Resources Segment. Revenues decreased by $31 million, or 6%, to $461 million in 2008. This decrease was due primarily to lower sawlog prices ($18 million), lower harvest volumes ($17 million) and a lower margin mix of log sales ($14 million), partially offset by higher pulpwood prices ($18 million).

Sawlog prices were 14% lower on a stumpage basis in 2008 compared to 2007 due primarily to a combination of weak demand and higher hauling costs. Sawlog prices on a delivered basis decreased by 7%. Pulpwood prices on a stumpage basis were 17% higher in 2008 compared to 2007 due primarily to the strong demand for wood fiber from pulp and paper companies throughout most of 2008 and a reduced supply of woodchips as a result of lumber and plywood mill curtailments. However, during the fourth quarter of 2008, pulpwood demand began to weaken due to the slowing U.S. economy. On a delivered basis, pulpwood prices increased 10%. As a result of the improved pulpwood prices and weak sawlog prices, we increased the percentage of pulpwood harvested and decreased the percentage of sawlogs harvested, which resulted in an overall lower margin mix from log sales.

Sawlog harvest volume during 2008 was 5.6 million tons compared to 6.4 million tons in 2007. Pulpwood harvest volume was 8.0 million tons compared to 7.7 million tons in 2007. The 13% decrease in sawlog harvest volume was due primarily to harvest deferrals as a result of weak log prices. Additionally, on October 1, 2008, we contributed approximately 11% of our southern timberlands to a timberland venture (see Note 3 of the Notes to Consolidated Financial Statements). Harvest volume from these timberlands was approximately 1.4 million tons for both the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, and in both periods the percentage of sawlogs harvested was slightly greater than 50%. Sawlog harvest volume in 2009 is expected to decline approximately 5% and pulpwood harvest volume is expected to decline approximately 30%. The 30% decrease in pulpwood harvest volume is due primarily to temporarily increasing harvest volumes in the past to take advantage of favorable prices and the transfer of 11% of our southern timberlands to a timberland venture.

Southern Resources Segment operating income was 28% of its revenues for 2008 and 33% for 2007. This decrease was due primarily to lower sawlog prices, a lower margin mix from log sales and higher hauling rates. Segment costs and expenses increased by $2 million, or 1%, to $333 million. This increase was due primarily to higher logging and hauling rates per ton, offset in part by lower logging and hauling expenditures as a result of lower harvest levels. On a per ton basis, logging and hauling costs increased 7% ($12 million) due primarily to higher fuel costs. However, the log and haul rate per ton during the fourth quarter of 2008 was approximately the same as the fourth quarter of 2007 due to the recent decline in the cost of oil.

44 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

Real Estate Segment.

	Year Ended December 31, 2008			Year Ended December 31, 2007
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	92,285	$89	$965	77,530	$110	$1,400
Large Non-Strategic	–	–	–	99,325	70	705
Conservation	175,740	200	1,140	31,845	42	1,340
Higher and Better Use / Recreational	45,610	136	2,975	37,065	128	3,475
Development Properties	820	7	8,770	5,290	50	9,440
Conservation Easements	n/a	–	–	n/a	–	–

Total	314,455	$432		251,055	$400

Proceeds from Joint Ventures		$–			$2

Revenues increased by $30 million to $432 million in 2008. Excluding revenue from a large, non-strategic timberland sale in 2007, revenues increased $100 million in 2008 to $432 million, compared to $332 million in 2007. This increase is due primarily to higher revenues from sales of conservation properties ($158 million), increase in the number of acres of higher and better use / recreational and small non-strategic land sales ($50 million), offset in part by lower average prices from higher and better use / recreational and small non-strategic land sales ($63 million), and lower revenues from sales of development properties ($43 million). In December 2007, we sold 99,325 large non-strategic acres in Wisconsin for $70 million.

Revenues from the sale of conservation properties increased by $158 million due primarily to the sale of approximately 130,000 acres in Montana for $150 million in December 2008. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation. The $150 million conservation sale in December 2008 was the first of a three phase deal. The second phase closed in February 2009 covering approximately 110,000 acres in Montana for which we received $250 million. The third phase of approximately 70,000 acres in Montana is expected to close late in 2010 for approximately $89 million. See Note 5 of the Notes to Consolidated Financial Statements.

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. Also, in any period the sales average will vary based on the location and physical characteristics of the parcels sold. The increase in the number of acres of small non-strategic properties sold during 2008 compared to 2007 was primarily due to the timing of sales. The number of acres of higher and better use / recreational properties sold during 2008 increased by 23% compared to 2007, due primarily to our long-term plan to expand the number of acres available for sale in many of the areas we own timberlands.

Our average sales price per acre for higher and better use / recreational lands decreased approximately 15% during 2008 due primarily to selling more of our lower valued recreational properties. In the latter part of 2008, we changed our focus to offering more of our lower valued recreational properties as demand and price for properties with a higher value per acre significantly weakened due to the recession in the U.S. and the reduced availability of credit. Consequently, we increased our sales in areas with lower per acre prices. Our average sales price per acre for small non-strategic properties declined approximately 31% during 2008 due primarily to selling a mix of less valuable

PLUM CREEK 2008 FORM 10-K | 45

PART II / ITEM 7

timberlands during 2008. During 2007, we sold a greater percentage of properties from higher value regions. Our remaining small non-strategic acres do not have as great of a percentage of high value properties as our sales mix during 2007.

Revenue from the sales of our development properties declined primarily because of a significant decrease in the demand for these properties as a result of a decline in consumer confidence and the financial market turmoil. We do not expect the demand for our development properties to return until the U.S. economy recovers and there is an improvement in consumer confidence.

We expect revenues from real estate sales during 2009 to range between $430 million and $460 million of which approximately $250 million is from the sale of 110,000 conservation acres in Montana that closed in February 2009. In addition to the Montana transaction, sales in 2009 will consist of up to 140,000 acres of other properties. In addition, from time to time, we may dispose of larger blocks of other timberlands to maximize value. Furthermore, if the economy remains in a recession for an extended period of time, demand for our rural timberlands could be significantly impacted.

The Real Estate Segment operating income as a percent of revenue was 57% for the period ended December 31, 2008, compared to 62% for the same period in 2007. Real Estate Segment costs and expenses increased by $35 million to $187 million in 2008. This increase was due primarily to selling more acres during 2008.

Manufactured Products Segment. Revenues decreased by $66 million, or 14%, to $405 million in 2008. This decrease was due primarily to lower MDF sales volumes ($31 million), lower lumber sales volumes ($20 million), lower lumber prices ($14 million) and lower plywood sales volumes ($17 million), offset in part by higher MDF prices ($16 million). Lumber prices during 2008 were 7% lower than during 2007 due primarily to weak demand and excess supply. The demand for lumber has declined due primarily to significantly lower housing starts. U.S. housing starts peaked in 2005 at 2.07 million units and since then have been on a steady decline. Housing starts for 2008 were 0.9 million compared to 1.35 million units in 2007, a decrease of 33%. The lower housing starts are due in part to an excess supply of unsold homes on the market, with a current eleven-month supply compared to an historical average supply of four to five months. The excess supply of unsold homes is expected to continue for at least the next twelve months due to falling home prices, high foreclosure rates, stricter borrowing terms from lenders and the current recession in the U.S. Lumber sales volume decreased by 17% due primarily to production curtailments as a result of weak lumber prices.

MDF sales volume decreased by 22% in 2008. MDF demand weakened during 2008, especially during the second half of 2008, and is expected to remain weak until the housing market recovers. The weaker demand was due primarily to the significant decline in housing starts and the excess supply of inventories held by flooring and door manufacturers, distributors and retailers. MDF prices during 2008 were 16% higher compared to the prior year. Despite weaker demand, customers were generally willing to pay higher prices to partially compensate manufacturers for the higher cost of raw materials.

Plywood sales volumes were 15% lower during 2008 compared to 2007. The decrease was due primarily to weakness in specialty markets, such as recreational vehicle, transportation and concrete forming applications. The decline in these markets is due primarily to the recession in the U.S., low consumer confidence and the reduced availability of credit.

Manufactured Products Segment operating loss was $44 million for 2008 compared to operating income of $2 million for 2007. This decrease in operating performance was due primarily to write-downs for inventories and purchase log commitments ($16 million), a lumber manufacturing assets impairment charge ($10 million), weak lumber prices and higher MDF raw materials costs. During 2008, we recorded a $7 million write-down to net realizable value for our manufactured products’ inventories and a $9 million loss related to commitments to purchase logs from unrelated third parties. See Note 4 of the Consolidated Notes to Financial Statements. Also during 2008, we recorded

46 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

an impairment charge related to certain of our lumber manufacturing assets due primarily to weak lumber prices and the expectation that housing starts, and therefore lumber prices, are not expected to improve in the near term. See Note 6 of the Consolidated Notes to Financial Statements.

Manufactured Products Segment costs and expenses decreased by $20 million, or 4%, to $449 million for 2008. This decrease was due primarily to lower lumber, plywood and MDF sales volume, offset in part by inventory and purchase commitments write-downs of $16 million, the $10 million lumber manufacturing assets impairment charge and higher MDF raw materials costs. MDF raw materials costs increased by $15 million due to higher wood chip costs (caused by a regional shortage from lower lumber production) and higher resin costs.

Other Segment. Revenues increased by $5 million, or 25%, to $25 million in 2008. This increase was due primarily to higher gas royalties ($3 million) and higher gas lease bonuses recognized as revenue ($2 million). Higher gas royalties were due primarily to higher gas prices in 2008. During 2008, we received cash proceeds of $21 million related to gas exploration rights granted on approximately 135,000 acres, of which $3 million was recognized as revenue. Of the $21 million, approximately $18 million will be amortized into revenue over the remaining portion of the expected five-year exploration term.

Equity Earnings from Timberland Venture. On October 1, 2008, we contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“SDT”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. The preferred interest is entitled to a cumulative preferred return equal to 7.875% per annum (approximately $56 million per year). Income associated with the preferred return is included in equity earnings. During 2008, we recorded our share of equity earnings from SDT of $15 million, which includes amortization ($1 million) of the difference between the book value of the company’s investment and its proportionate share of SDT’s net assets. No cash distributions were made by SDT to the company during 2008. We expect equity earnings from our common interest to be approximately $2 million per year excluding the amortization of the basis difference. See Note 3 of the Notes to Consolidated Financial Statements.

Interest Expense, net (Debt Obligations to Unrelated Parties). Interest expense, net of interest income, for debt obligations to unrelated parties decreased $13 million, or 9%, to $134 million in 2008. This decrease was due primarily to lower interest rates on our variable rate debt. During the fourth quarter of 2008, we made approximately $208 million of debt principal payments and reduced outstanding borrowings on our line of credit by $201 million from the proceeds we received from the Note Payable to Timberland Venture and the $150 million conservation sale in Montana.

Interest Expense (Note Payable to Timberland Venture). Also, on October 1, 2008, we borrowed $783 million from SDT (a related party) for a ten-year term at a fixed annual interest rate of 7.375%. During 2008, we recorded $14 million of interest expense related to the note.

Gain on Extinguishment of Debt. In the fourth quarter of 2008, we paid approximately $50 million to retire $62 million of principal for our Senior Notes due in 2015. As a result, we recognized a gain in 2008 of $11 million which was net of the associated unamortized discount and debt issuance costs.

Provision for Income Taxes. The benefit for income taxes was $27 million for 2008 compared to a benefit for income taxes of $3 million for 2007. The increase in the tax benefit of $24 million is due primarily to losses in our manufacturing business (resulting in a tax benefit of $18 million) and lower real estate sales (primarily development properties) from our taxable REIT subsidiaries (resulting in a tax benefit of $6 million).

2007 COMPARED TO 2006

Northern Resources Segment. Revenues decreased by $52 million, or 13%, to $361 million in 2007. This decrease was due primarily to lower harvest volumes ($36 million) and lower sawlog prices ($13 million). Harvest volume was

PLUM CREEK 2008 FORM 10-K | 47

PART II / ITEM 7

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

48 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

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

The number of acres of higher and better use / recreational properties sold during 2007 increased by 63% and the number of acres of small non-strategic properties sold during 2007 increased by 29% compared to 2006. These increases were due primarily to a plan to expand the number of acres we sold in both of these categories during 2007. Our average sales price per acre for higher and better use / recreational lands decreased approximately 15% during 2007 due primarily to sales mix. During 2007, we increased our sales in states with lower per acre prices while sales remained stable in states with higher per acre prices. During 2007, competition increased in the states with the highest per acre prices and demand softened. Our average sales price per acre for small non-strategic properties declined approximately 12% during 2007 due primarily to selling a mix of less valuable timberlands during 2007. During 2006, we sold a greater percentage of properties from higher value regions. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. Also, in any period the sales average will vary based on the location and physical characteristics of the parcels sold.

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

PLUM CREEK 2008 FORM 10-K | 49

PART II / ITEM 7

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

Lumber prices during 2007 were 7% lower than during 2006 due primarily to weak demand and excess supply. The demand for lumber has declined due primarily to significantly lower housing starts. U.S. housing starts peaked in 2005 at 2.07 million units and since then have been on a steady decline. Housing starts for 2007 were 1.35 million compared to 1.80 million units in 2006, a decrease of 25%. The lower housing starts are due in part to an excess supply of unsold homes on the market, with a current ten-month supply compared to an historical average supply of four to five months. The excess supply is expected to continue for at least the next twelve months due to falling home prices, record high foreclosure rates, stricter borrowing terms from lenders and a slowing U.S. economy. The supply of lumber in the United States decreased by 16% during the first nine months of 2007 compared to the same period in the prior year. Lumber sales volume decreased by 7% due primarily to production curtailments as a result of a fire-related log shortage in Montana and weak lumber markets.

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

The increase in share-based compensation expense is due primarily to an increase in the fair value of our value management plan awards in 2007. In accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment , we adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

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

50 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

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

PLUM CREEK 2008 FORM 10-K | 51

PART II / ITEM 7

Financial Condition and Liquidity

Our cash flows from operations are impacted by the cyclical nature of the forest products industry and by general economic conditions in the United States, including interest rate levels and availability of financing. We generate cash primarily from sales of delivered logs and standing timber, sales of our finished manufactured wood products, and sales of our timberlands. Our principal cash requirements are primarily for:

•	expenditures for logging and hauling of logs,

•	purchases of logs, fiber and other raw materials used in our manufacturing facilities,

•	employee compensation and related benefits,

•	reforestation, silviculture, road construction and road maintenance on our timberlands, and

•	energy and operating expenditures to run our manufacturing facilities.

Our Resources and Manufactured Products Segments have significant uses of cash, and as a result our operating income (excluding depletion and depreciation) approximates the Segment’s operating cash flow. On the other hand, our cash outflows in our Real Estate and Other Segments are very small, and as a result our revenues from those Segments approximate operating cash flows. In certain circumstances for our Other Segment, cash will be received in upfront payments, such as lease bonuses, but revenues will be recognized over several reporting periods (quarters or years). We have summarized our sources and uses of cash in a table at the end of this section.

During 2008, our cash flows were impacted by the significant downturn in the U.S. economy and specifically by the decline in housing starts. Our operating cash flows decreased in 2008 compared to 2007 due primarily to lower sales from our Manufactured Products Segment (decreased 14%) and lower sales from our Resources Segments (combined decreased 5%) and higher costs to transport logs due to the cost of diesel fuel (increased 7% per ton). Our operating income for these Segments was lower on a combined basis by 43%. Our cash flows were positively impacted by higher timberlands sales in 2008 compared to 2007 (increased 8%).

We believe we have a strong balance sheet and do not foresee any short-term liquidity issues. At December 31, 2008, we had a cash balance of $369 million and had availability of $506 million under our line of credit. During 2008, we completed two strategic transactions which improved our financial position. The first transaction was the contribution of 454,000 acres to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a preferred and common interest. These timberlands were valued in the transaction at $783 million. The other venture partner contributed cash of $783 million in exchange for a common interest. The $705 million preferred interest effectively establishes the value and the economic returns with respect to 90 percent of our investment in the Timberland Venture. The balance of our investment is a 9% common interest in the Timberland Venture valued at $78 million. See Note 3 of the Notes to the Consolidated Financial Statements. Following the contribution, we borrowed $783 million from the Timberland Venture. The $783 million loan matures in ten years and requires quarterly interest payments. A portion of the loan proceeds were used to make principal payments on our senior notes and to repay a portion of our line of credit. As a result of these repayments and lower interest rates on our variable rate debt, we expect annual interest payments on our outstanding debt (to unrelated parties) to decrease by approximately 25% to $100 million in 2009.

The second transaction was the sale of 310,000 acres in Montana for $489 million, which is expected to close in three phases. Proceeds from the first phase were $150 million and were received in 2008. Proceeds from the second phase were $250 million and were received in February 2009. Proceeds from the third phase of $89 million are expected to be received in 2010.

During 2008, we generated cash of $420 million from operating activities. Despite the current recession in the U.S., we expect to generate improved cash flows from operating activities in 2009. Management expects that any potential decline in revenue due to weaker pricing will be offset by: (1) higher real estate revenues due primarily to the second

52 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

phase closing of the Montana transaction, (2) lower interest payments (on debt obligations to unrelated parties), (3) break-even cash flows from the Manufactured Products Segment due to curtailed production, (4) positive working capital impact related to the timing of proceeds from like-kind exchange transactions in 2009, and (5) lower pension funding. We believe based on our strong balance sheet and liquidity and the cash we expect to generate from operating activity, that we will meet all of our long-term interest and principal payments, required capital expenditures and quarterly dividend distributions in 2009.

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31 (in millions):

	2008	2007	2006

Net Cash Provided by Operating Activities	$420	$517	$556
Net Cash Used in Investing Activities	(205)	(262)	(199)
Net Cash Used in Financing Activities	(86)	(288)	(453)

Change in Cash and Cash Equivalents	$129	$(33)	$(96)

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2008 totaled $420 million, compared to $517 million in 2007. This decrease of $97 million is due primarily to a combined $86 million decrease in operating income for our Resources Segments and our Manufactured Products (net of a non-cash impairment charge) and a $64 million negative working capital change, offset in part by higher Real Estate Segment sales of $30 million and proceeds from gas exploration rights of $21 million. See Results of Operations for a discussion of the factors impacting Segment Revenues and Operating Income and for a discussion of the gas exploration rights.

We often enter into like-kind (tax-deferred) exchange transactions to sell and acquire timberlands. During 2008, operating cash flows were impacted by a negative working capital change due primarily to the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property or distributed to the company ($48 million). Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days, or if the exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. At December 31, 2008, we had $48 million of proceeds held in a like-kind exchange trust compared to December 31, 2007 where all like-kind exchange funds had been utilized for timberland acquisitions during the year.

Net cash provided by operating activities for the year ended December 31, 2007 totaled $517 million, compared to $556 million in 2006. This decrease of $39 million is due primarily to weaker operating income from our timber business ($64 million) and manufacturing business ($20 million), and lower proceeds from like-kind exchange trusts ($30 million), offset in part by proceeds from the sale of approximately 100,000 acres of timberlands in Wisconsin ($70 million). During 2006, we received proceeds from an unsuccessful like-kind exchange while during 2007, all like-kind exchange funds were utilized for timberland acquisitions.

During 2008, we contributed $37 million to fund our pension plans. Of this amount, $30 million was contributed to the qualified plan and marketable securities of $7 million were purchased in connection with our supplemental (non-qualified) pension plans. As a result of our pension funding in 2008, no minimum pension contributions are required in 2009. However, based on current interest rates, expected returns on pension investments and the company’s funding policy, we expect to fund up to $16 million in 2009 to our qualified pension plan and up to $4 million to our supplemental pension plans.

PLUM CREEK 2008 FORM 10-K | 53

PART II / ITEM 7

Capital Expenditures. Capital expenditures were as follows for the years ending December 31 (in millions):

	2008	2007	2006

Capital Expenditures (Excluding Timberland Acquisitions)	$70	$93	$86
Expenditures for Real Estate Development	7	19	6

Total Capital Expenditures	$77	$112	$92

Timberland Acquisitions. Timberlands acquired were as follows for the years ending December 31 (dollars in millions):

Year	Amount	Acres	Primary Locations	Funding Source

2008	$119	147,000	Georgia, Vermont and Oregon	Line of Credit and Tax Deferred Exchanges
2007	$174	69,000	Oregon and Georgia	Line of Credit and Tax Deferred Exchanges
2006	$111	98,000	Oregon	Line of Credit and Tax Deferred Exchanges

Planned capital expenditures for 2009, excluding the acquisition of timberlands, are expected to range between $80 million and $85 million and include approximately $68 million for our timberlands, $5 million for our manufacturing facilities, $4 million for real estate development investments, and $7 million for investments in information technology, primarily for resource accounting system enhancements. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 50% of planned capital expenditures in 2009 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities and improve safety.

Debt Financing. Our financial policy is to maintain a balance sheet that provides the financial flexibility to pursue our strategic objectives. In order to maintain this financial flexibility, the company’s objective is to maintain its investment grade credit rating. This is reflected in our moderate use of debt, good access to credit markets and no material covenant restrictions in our debt agreements that would prevent us from prudently using debt capital.

Line of Credit. We have a $750 million revolving line of credit agreement that matures in June 2011. As of December 31, 2008, the weighted-average interest rate for the borrowings on the line of credit was 0.81%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2008, we had $231 million of borrowings and $13 million of standby letters of credit outstanding; $506 million remained available for borrowing under our line of credit. As of January 21, 2009, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreements. On March 28, 2008, we entered into a $250 million term credit agreement that matures in June 2012. As of December 31, 2008, the interest rate for the $250 million term credit agreement was 1.47%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

54 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

On June 15, 2007, we entered into a $350 million term credit agreement that matures in June 2012. As of December 31, 2008, the interest rate for the term credit agreement was 0.92%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. We have outstanding Senior Notes with various maturities and interest rates. See Note 9 of the Notes to Consolidated Financial Statements for amounts outstanding at December 31, 2008.

As of December 31, 2008, Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership, has publicly issued and outstanding $463 million aggregate principal amount of its 5.875% Senior Notes pursuant to a shelf registration statement. The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. Under the shelf registration statement, Plum Creek Timber Company, Inc. may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and Plum Creek Timberlands, L.P. may offer and sell debt securities. The company intends to maintain a shelf registration statement with respect to such securities.

Note Payable to Timberland Venture. On October 1, 2008, we borrowed $783 million from the Timberland Venture. The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. See Note 3 of the Notes to Consolidated Financial Statements.

Debt Principal Payments. During 2008, we made debt principal payments totaling $255 million. We also reduced amounts outstanding from our revolving line of credit from $556 million at December 31, 2007 to $231 million at December 31, 2008 (decrease of $325 million). In addition to scheduled debt payments of $147 million, we prepaid, without prepayment premiums, approximately $58 million of principal for several of our outstanding Senior Notes during 2008. Also during 2008, we paid approximately $50 million to retire $62 million of principal for Senior Notes due in 2015. During 2007, we made debt principal payments totaling $123 million.

Debt Covenants. Our Term Credit Agreements, Senior Notes and Line of Credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or payments for stock repurchases). The borrowing agreements limit our ability to make restricted payments based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets or the contribution of properties to a joint venture. At December 31, 2008, the company had $369 million of available cash that it could use to make restricted payments. See Note 10 of the Notes to Consolidated Financial Statements. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of December 31, 2008.

PLUM CREEK 2008 FORM 10-K | 55

PART II/ ITEM 7

The following table summarizes our sources and uses of cash for the years ended December 31 (in millions):

	2008	2007	2006

Sources of Cash:
OperationsA	$513	$528	$538
Changes in Working Capital, net	(56)	8	29
Cash from Stock Option Exercises	14	8	7
Cash from Other Asset Sales	3	3	2
Proceeds from Note Payable to Timberland Venture	783	–	–
Increase Debt Obligations, net	–	200	93
Other Cash Changes, net	(3)	2	(3)

Total Sources of Cash	1,254	749	666

Uses of Cash:
Returned to Stockholders:
Dividends	(286)	(294)	(290)
Common Stock Repurchases	(264)	(202)	(263)
Reinvest in the Business:
Capital Expenditures (including Real Estate Development)	(77)	(112)	(92)
Acquire Timberlands	(119)	(174)	(111)
Expenditures for Timberland Venture	(9)	–	–
Meet our Pension Obligations:
Pension Contributions	(30)	–	(5)
Purchases of Marketable Securities	(7)	–	(1)
Reduce Debt Obligations, net	(333)	–	–

Total Uses of Cash	(1,125)	(782)	(762)

Increase (Decrease) in Cash and Cash Equivalents	$129	$(33)	$(96)

A	Calculated from the Consolidated Statements of Cash Flows. Amount is calculated by adding back non-cash items, deferred revenue from long-term gas lease and other operating activities to Net Income.

Equity. On February 10, 2009, our Board of Directors declared a dividend of $0.42 per share, or approximately $69 million, which will be paid on March 6, 2009, to stockholders of record on February 20, 2009. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Director’s discretion. For the year ended December 31, 2008, we repurchased 6.9 million shares of common stock at a total cost of $264 million, or an average cost per share of $38.53. At December 31, 2008, $137 million is available for share repurchases under the current Board of Directors authorization.

Future Cash Requirements. Cash required to meet our financial needs will be significant. In 2009, we have $158 million of scheduled long-term debt principal payment requirements. We believe, however, that our current cash on

56 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7

hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures and interest payments on our indebtedness through the end of 2009. We intend to use a combination of cash and the available borrowing capacity under our $750 million line of credit to fund the $158 million of debt obligations due in 2009. In 2010, we have $55 million of debt obligations due.

Other Information

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. The company does not expect the adoption of SFAS No. 141(R) to have a material impact on the company’s financial condition, results of operations or cash flows.

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

PLUM CREEK 2008 FORM 10-K | 57

PART II / ITEM 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Approximately $2.1 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair ValueA

December 31, 2008
Fixed Rate Debt
Third Party Obligations
Principal DueB	$159	$56	$416	$3	$250	$474	$1,358	$1,258
Average Interest RateC	6.8%	6.8%	6.6%	6.2%	6.1%	5.9%
Related Party ObligationsD
Principal Due						$783	$783	$642
Interest Rate						7.4%

Variable Rate DebtE			$231	$600			$831	$791

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

December 31, 2007
Fixed Rate Debt
Third Party Obligations
Principal DueB	$147	$200	$59	$424	$4	$791	$1,625	$1,697
Average Interest RateC	6.9%	6.8%	6.7%	6.6%	6.2%	6.0%

Variable Rate Debt				$556	$350		$906	$906

A

The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes; the fair value of the company’s other debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the publicly-traded debt adjusted by an estimated risk premium for holding company debt and the different maturity. The decrease in fair value of our fixed rate debt compared to December 31, 2007 (excluding related party debt) was due primarily to the repayment of $266 million of senior notes in 2008 and an increase in the market rates for corporate debt. Although treasury rates have decreased from the prior year, the difference between corporate debt rates and treasury rates (the credit spread) has increased, resulting in higher market rates for corporate debt in 2008 compared to 2007. The fair value of our floating rate term loans (variable rate debt) as of December 31, 2008 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of December 31, 2008. The fair value of our floating rate term loans as of December 31, 2007 approximated the principal balance.

B	Excludes unamortized discount of $7 million and $8 million at December 31, 2008 and 2007, respectively.

58 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 7A

C	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

D	On October 1, 2008, the company borrowed $783 million from a newly-formed timberland venture. The annual interest rate on the note payable is fixed at 7.375%.

E

As of December 31, 2008, the weighted-average interest rate on the $231 million of borrowings under our $750 million revolving line of credit was 0.81%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. As of January 21, 2009, all of the borrowings outstanding under our line of credit were repaid. As of December 31, 2008, the interest rate for the $350 million term credit agreement was 0.92%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of December 31, 2008, the interest rate for the $250 million term credit agreement was 1.47%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

PLUM CREEK 2008 FORM 10-K | 59

PART II / ITEM 8

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Plum Creek Timber Company, Inc.

Consolidated Statements Of Income

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Year Ended	December 31, 2008	December 31, 2007	December 31, 2006

Revenues:
Timber	$752	$782	$807
Real Estate	432	402	308
Manufacturing	405	471	493
Other	25	20	19

Total Revenues	1,614	1,675	1,627

Costs and Expenses:
Cost of Goods Sold:
Timber	542	523	487
Real Estate	178	144	122
Manufacturing	435	454	455
Other	2	3	3

Total Cost of Goods Sold	1,157	1,124	1,067
Selling, General and Administrative	128	127	117

Total Costs and Expenses	1,285	1,251	1,184

Gain from Canadian Lumber Settlement	-	-	14
Other Operating Income (Expense), net	(1)	-	4

Operating Income	328	424	461

Equity Earnings from Timberland Venture	15	-	-

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	134	147	133
Interest Expense (Note Payable to Timberland Venture)	14	-	-

Total Interest Expense, net	148	147	133

Gain on Extinguishment of Debt	11	-	-

Income before Income Taxes	206	277	328

Provision (Benefit) for Income Taxes	(27)	(3)	13

Income from Continuing Operations	233	280	315

Gain on Sale of Properties, net of tax	-	2	-

Income Before Cumulative Effect of Accounting Change	233	282	315
Cumulative Effect of Accounting Change, net of tax	-	-	2

Net Income	$233	$282	$317

Per Share Amounts:
Income from Continuing Operations—Basic	$1.37	$1.60	$1.75
Income from Continuing Operations—Diluted	$1.37	$1.60	$1.74

Net Income per Share—Basic	$1.37	$1.61	$1.76
Net Income per Share—Diluted	$1.37	$1.61	$1.75

Dividends Declared—per Common Share Outstanding	$1.68	$1.68	$1.60

Weighted-Average Number of Shares Outstanding
—Basic	170.3	174.5	180.5
—Diluted	170.7	175.0	180.9

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

60 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Balance Sheets

(IN MILLIONS, EXCEPT PER SHARE DATA)

	December 31, 2008	December 31, 2007

Assets
Current Assets:
Cash and Cash Equivalents	$369	$240
Accounts Receivable	22	33
Like-Kind Exchange Funds Held in Escrow	48	-
Taxes Receivable	23	4
Inventories	74	82
Deferred Tax Asset	11	7
Real Estate Development Properties	4	5
Assets Held for Sale	137	64
Other Current Assets	11	21

	699	456

Timber and Timberlands, net	3,638	3,949
Property, Plant and Equipment, net	177	202
Equity Investment in Timberland Venture	199	-
Investment in Grantor Trusts (at Fair Value)	25	27
Other Assets	42	30

Total Assets	$4,780	$4,664

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$158	$147
Accounts Payable	35	48
Interest Payable	30	29
Wages Payable	28	25
Taxes Payable	18	23
Deferred Revenue	17	13
Other Current Liabilities	21	18

	307	303

Long-Term Debt	1,793	1,820
Line of Credit	231	556
Note Payable to Timberland Venture	783	-
Deferred Tax Liability	4	20
Other Liabilities	90	64

Total Liabilities	3,208	2,763

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, authorized shares—75.0, outstanding—none	-	-
Common stock, $0.01 par value, authorized shares—300.6, outstanding (net of Treasury Stock)—166.0 at December 31, 2008 and 172.3 at December 31, 2007	2	2
Additional Paid-In Capital	2,225	2,204
Retained Earnings	149	202
Treasury Stock, at cost, Common shares—21.5 at December 31, 2008 and 14.6 at December 31, 2007	(773)	(509)
Accumulated Other Comprehensive Income (Loss)	(31)	2

Total Stockholders’ Equity	1,572	1,901

Total Liabilities and Stockholders’ Equity	$4,780	$4,664

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2008 FORM 10-K | 61

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Statements Of Stockholders’ Equity

(IN MILLIONS)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Dollars

January 1, 2006	184.2	$2	$2,179	$186	$(44)	$2	$2,325
Net Income	–	–	–	317	–	–	317
Other Comprehensive Income, net of tax	–	–	–	–	–	2	2

Total Comprehensive Income							319

Adjustment to initially apply SFAS No. 158, net of tax of $5	–	–	–	–	–	(14)	(14)
Dividends	–	–	–	(290)	–	–	(290)
Stock Option Exercises	0.3	–	7	–	–	–	7
Shares Issued under Stock Incentive Plans	0.1	–	–	–	–	–	–
Share-based Compensation	–	–	4	–	–	–	4
Common Stock Repurchased	(7.5)	–	–	–	(263)	–	(263)
Other	–	–	–	1	–	–	1

December 31, 2006	177.1	2	2,190	214	(307)	(10)	2,089

Net Income	–	–	–	282	–	–	282
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $4	–	–	–	–	–	12	12

Total Comprehensive Income							294

Dividends	–	–	–	(294)	–	–	(294)
Stock Option Exercises	0.3	–	8	–	–	–	8
Share-based Compensation	–	–	5	–	–	–	5
Common Stock Repurchased	(5.1)	–	–	–	(202)	–	(202)
Tax Benefit from Stock Incentive Plans	–	–	1	–	–	–	1

December 31, 2007	172.3	2	2,204	202	(509)	2	1,901

Net Income	–	–	–	233	–	–	233
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $10	–	–	–	–	–	(29)	(29)
Unrealized Losses on Available-for-Sale Securities, net of tax	–	–	–	–	–	(4)	(4)

Total Comprehensive Income							200

Dividends	–	–	–	(286)	–	–	(286)
Stock Option Exercises	0.5	–	14	–	–	–	14
Shares Issued under Stock Incentive Plans	0.1	–	–	–	–	–	–
Share-based Compensation	–	–	5	–	–	–	5
Common Stock Repurchased	(6.9)	–	–	–	(264)	–	(264)
Tax Benefit from Stock Incentive Plans	–	–	2	–	–	–	2

December 31, 2008	166.0	$2	$2,225	$149	$(773)	$(31)	$1,572

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

62 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Statements Of Cash Flows

(IN MILLIONS)

Year Ended	December 31, 2008	December 31, 2007	December 31, 2006

Cash Flows From Operating Activities
Net Income	$233	$282	$317
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2008 and $4 Loss Related to Forest Fires in 2007)	135	134	128
Basis of Real Estate Sold	149	108	85
Equity Earnings from Timberland Venture	(15)	–	–
Expenditures for Real Estate Development	(7)	(19)	(6)
Deferred Income Taxes	(10)	(9)	1
Gain on Sales of Properties and Other Assets	(3)	(2)	(1)
Gain on Extinguishment of Debt	(11)	–	–
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	18	–	–
Pension Plan Contributions	(30)	–	(5)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(48)	–	30
Other Working Capital Changes	(8)	8	(1)
Other	17	15	8

Net Cash Provided By Operating Activities	420	517	556

Cash Flows From Investing Activities
Capital Expenditures (Excluding Timberland Acquisitions)	(70)	(93)	(86)
Timberlands Acquired	(119)	(174)	(111)
Proceeds from Sale of Properties and Other Assets	3	3	2
Investment in Timberland Venture	(9)	–	–
Purchases of Marketable Securities	(7)	–	(1)
Other	(3)	2	(3)

Net Cash Used In Investing Activities	(205)	(262)	(199)

Cash Flows From Financing Activities
Dividends	(286)	(294)	(290)
Borrowings on Line of Credit	1,506	2,795	3,483
Repayments on Line of Credit	(1,831)	(2,820)	(3,397)
Repayment of Short-Term Debt	–	–	(50)
Proceeds from Issuance of Long-Term Debt	250	350	216
Principal Payments and Retirement of Long-Term Debt	(258)	(125)	(159)
Note Payable to Timberland Venture	783	–	–
Proceeds from Stock Option Exercises	14	8	7
Acquisitions of Treasury Stock	(264)	(202)	(263)

Net Cash Used In Financing Activities	(86)	(288)	(453)

Increase (Decrease) In Cash and Cash Equivalents	129	(33)	(96)
Cash and Cash Equivalents:
Beginning of Year	240	273	369

End of Year	$369	$240	$273

Supplementary Cash Flow Information
Cash Paid During the Year for:
Interest	$150	$150	$140
Income Taxes – Net	$1	$5	$9

Non-Cash Investing Activity:
Contribution of Timber and Timberlands to Timberland Venture	$174	$–	$–

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2008 FORM 10-K | 63

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek,” “the company,” “we,” “us,” or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. Plum Creek Timber Company, Inc. is also the parent company of its wholly-owned subsidiary Plum Creek Timberlands, L.P. (“the Partnership”), a Delaware Limited Partnership. At December 31, 2008, the company owned and managed approximately 7.4 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 7.4 million acres are about 1.5 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

Basis of Presentation. The consolidated financial statements of the company include the accounts of Plum Creek Timber Company, Inc. and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Customer Concentrations. Revenues from the company’s largest customer accounted for 8%, 9% and 10% of total revenues in 2008, 2007 and 2006, respectively. If adverse market conditions for wood products were to continue or worsen, the loss of this customer could have a significant effect on the company’s results of operations.

Product Concentrations. Sales of the company’s timber and wood products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Sales of the company’s timberlands are dependent upon the general economic conditions in the United States, interest rates and the availability of financing. As a result of these product concentrations, continued or worsening conditions in these markets could have a significant impact on the company’s results of operations.

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

64 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

cruise. An adjustment may be required to the extent the actual timber harvested is different than the estimate of timber available.

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products (primarily wood chips), and amounts billed for shipping and handling, are recognized at the time of delivery.

Revenue from real estate sales is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented less than 2% of our revenue from real estate sales for each of the years in the three-year period ended December 31, 2008. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances. Furthermore, we may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The company treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. See Note 5 to the Notes to Consolidated Financial Statements. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

Revenue generated from real estate sales includes the sale of higher value timberlands, non-strategic timberlands and large blocks of timberlands. In some of these transactions, the company sells timberlands that qualify for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these sales involve a third party intermediary, whereby the third party intermediary receives proceeds related to the property sold and then reinvests the proceeds in like-kind property. The proceeds are recorded as revenue when the third party intermediary receives them.

Revenue from real estate development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. On occasion, revenue from development projects will be recognized under the percentage of completion method when properties are sold prior to their completion. Less than 5% of our development projects sales for each of the years in the three-year period ending December 31, 2008 were sold prior to completion of the project.

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

Accounts Receivable. Accounts receivable at both December 31, 2008 and 2007 is presented net of an allowance for doubtful accounts of $0.7 million. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. Plum Creek enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment

PLUM CREEK 2008 FORM 10-K | 65

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The company uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the company. Escrow funds held in connection with reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand and are not subject to risk of loss. At December 31, 2008 and 2007, there was $21 million and $52 million of cash from reverse like-kind exchange transactions included in Cash and Cash Equivalents, respectively. At December 31, 2008, there was $48 million of cash from forward like-kind exchange transactions included as a current asset under the description Like-Kind Exchange Funds Held in Escrow. At December 31, 2007, there were no forward like-kind exchange funds held in escrow.

Inventories. Logs, work-in-process and finished goods are stated at the lower of cost or market using the average cost method in accordance with Accounting Research Bulletin (“ARB”) No. 43. A separate lower of cost or market analysis is prepared for each product line (i.e. lumber, plywood and MDF). Net realizable value is determined based on actual selling prices at the end of the accounting period. Losses on firm purchase commitments for inventories are also recorded in accordance with ARB No. 43. See Note 4 of the Notes to Consolidated Financial Statements. Supplies inventories are stated at cost. Costs for manufactured inventories include raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories include timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead.

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

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the company’s 7.4 million acres of timberlands are approximately 1.5 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.5 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 350,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

66 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Costs associated with a specific real estate project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal expenditures directly associated with the specific real estate project are capitalized. The company will capitalize improvements and other development costs, including interest costs and property taxes, during the development period (capitalized interest and property taxes were $1 million in 2008 and less than $1 million in 2007 and 2006). General real estate development costs not related to a specific project and costs incurred before management has concluded that it is probable that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, the company determines the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Properties developed by the company will generally be low-intensity development limited to activities associated with obtaining entitlements and occasionally investing in infrastructure, such as roads and utilities. Capitalized costs (including the book basis in the related timber and timberlands) associated with these developments were $22 million at December 31, 2008. The properties that are expected to be sold within the next year ($4 million) are presented in the Consolidated Balance Sheet at December 31, 2008, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($18 million) is included in Other Assets. Total capitalized real estate development costs (including the book basis in the related timber and timberlands) at December 31, 2007 were $21 million, including $16 million included within Other Assets.

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands are included in Timber and Timberlands as they are still managed for timber operations. At December 31, 2008, approximately $14 million of costs have been capitalized for a single project that has not yet received final regulatory approval. If approval is not obtained, some or all of these capitalized costs could be written off in the next twelve months.

The book basis of higher and better use timberlands that are considered held for sale in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are presented in the Consolidated Balance Sheet as Assets Held for Sale. Total assets held for sale were $137 million at December 31, 2008 and $64 million at December 31, 2007. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the criteria of SFAS No. 144 are included in Timber and Timberlands.

Accounting for Equity Method Investments. In 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The company accounts for its interests in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The investment is reported on the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Equity earnings are reported on the Consolidated Income Statement as Equity Earnings from Timberland Venture. See Note 3 of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced units are retired. Replacement of minor components of property and repair and maintenance costs are charged to expense as incurred.

The company evaluates its long-lived assets for potential impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever circumstances indicate the book basis of an asset group may not be recoverable. The company considers each of its manufacturing facilities to be a separate asset group based on identifiable cash flows. See Note 6 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2008 FORM 10-K | 67

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. Depreciation expense, excluding impairment charges, was $31 million, $36 million, and $35 million for the years ended December 31, 2008, 2007 and 2006, respectively. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

Grantor Trusts. The company has a grantor trust that was established for deferred compensation and deferred Plum Creek shares. See Note 11 of the Notes to Consolidated Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the Consolidated Statements of Income.

Plum Creek maintains another grantor trust, which the company uses to fund its non-qualified pension plan obligation. See Note 13 of the Notes to Consolidated Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the company’s Consolidated Balance Sheets. Realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss, unless an other than temporary impairment has occurred, in which case an impairment loss is recognized in the Consolidated Statements of Income.

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

The company is a member of an industry coalition alleging that lumber exports to the U.S. from Canada were unfairly subsidized. During 2006, Plum Creek received settlement payments of $14 million ($13 million net of tax) from this dispute. The settlement is presented in our Consolidated Statements of Income as Gain from Canadian Lumber Settlement.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2008 presentation. The reclassifications had no impact on operating income or net income.

68 | PLUM CREEK 2008 FORM 10-K

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

The company partially adopted SFAS No. 157 in the first quarter of 2008, which did not result in recognition of a transition adjustment to retained earnings. The company will fully adopt SFAS No. 157, including all non-financial assets and liabilities, in the first quarter of 2009. The company does not expect the full adoption of SFAS No. 157 will have a material impact on the company’s financial condition, results of operations or cash flows.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. Generally, the adoption of this standard is optional. SFAS No. 159 was effective for the company in the first quarter of 2008; however, the company did not elect to adopt the provisions of SFAS No. 159 for existing eligible instruments.

New Accounting Pronouncements (Not Yet Adopted)

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. The company does not expect the adoption of SFAS No. 141(R) to have a material impact on the company’s financial condition, results of operations or cash flows.

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

PLUM CREEK 2008 FORM 10-K | 69

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 2. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2008	2007	2006

Income from Continuing Operations	$233	$280	$315
Gain on Sale of Properties, net of tax	–	2	–

Income before Cumulative Effect of Accounting Change	233	282	315
Cumulative Effect of Accounting Change, net of tax	–	–	2

Net Income Available to Common Stockholders	$233	$282	$317

Denominator for Basic Earnings per Share	170.3	174.5	180.5
Effect of Dilutive Securities—Stock Options	0.3	0.4	0.3
Effect of Dilutive Securities—Restricted Stock, Restricted Stock Units, Dividend Equivalents, and Value Management Plan	0.1	0.1	0.1

Denominator for Diluted Earnings per Share—Adjusted for Dilutive Securities	170.7	175.0	180.9

Per Share Amounts—Basic:

Income from Continuing Operations	$1.37	$1.60	$1.75

Gain on Sale of Properties, net of tax	$–	$0.01	$–

Income per Share before Cumulative Effect of Accounting Change	$1.37	$1.61	$1.75
Cumulative Effect of Accounting Change, net of tax	–	–	0.01

Net Income	$1.37	$1.61	$1.76

Per Share Amounts—Diluted:

Income from Continuing Operations	$1.37	$1.60	$1.74

Gain on Sale of Properties, net of tax	$–	$0.01	$–

Income per Share before Cumulative Effect of Accounting Change	$1.37	$1.61	$1.74
Cumulative Effect of Accounting Change, net of tax	–	–	0.01

Net Income	$1.37	$1.61	$1.75

Basic and diluted per share amounts are computed independently for each caption presented. Therefore, the sum of the per share components from the table above may not equal the per share amount presented.

70 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the years ended December 31 (shares in millions):

	2008	2007	2006

Number of Options	0.9	0.5	0.8
Range of Exercise Prices	$35.54 to $43.23	$35.54 to $43.23	$34.06 to $37.61
Expiration on or before	May 2018	July 2017	November 2016

NOTE 3. TIMBERLAND VENTURE—EQUITY METHOD INVESTMENT

On October 1, 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the contribution, the company borrowed $783 million from the Timberland Venture (“Note Payable to Timberland Venture”).

The preferred interest is entitled to a cumulative preferred return equal to 7.875% per annum (approximately $56 million). No distributions can be made on the common interests until all current period and prior period preferred returns have been paid. The preferred interest has a preference in liquidation over the common interests. Preferred return distributions are payable on March 15th and September 15th each year. Timberland Venture earnings are first allocated to the preferred interest to the extent of the preferred return and then allocated pro rata among the common interests.

The annual interest rate on the Note Payable to Timberland Venture is fixed at 7.375%, resulting in annual interest expense of approximately $58 million. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity.

The Timberland Venture can only be liquidated with the consent of both partners. However, upon the nine year anniversary of the Timberland Venture, Plum Creek has the right for a six-month period to cause the Timberland Venture to redeem the other partner’s interest. The other Timberland Venture partner has a similar redemption right after the seven year anniversary.

The activities of the Timberland Venture consist primarily of the ownership of timberlands and entering into cutting contracts with an affiliate of The Campbell Group for the sale and harvesting of timber. An affiliate of The Campbell Group is the manager of the Timberland Venture. The manager and the other member control the day-to-day operating decisions of the Timberland Venture. Plum Creek retains certain protective rights that require its consent before the Timberland Venture can take certain actions. For example, without Plum Creek’s consent and subject to certain exceptions, the Timberland Venture generally cannot sell properties, incur indebtedness, file for bankruptcy or enter into contracts with affiliates which are not arm’s length.

No gain was recognized in connection with the contribution of the timberlands to the venture in accordance with Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. The book basis in the contributed timberlands was $174 million, and we capitalized costs of $9 million in connection with the transfer. The Timberland Venture recorded the contributed timberlands at fair value, or $783 million. The difference between our book basis in the venture ($174 million) and our share of the equity in the net assets of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common interest, the basis difference associated with standing timber will be amortized into equity earnings based

PLUM CREEK 2008 FORM 10-K | 71

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land will be recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate.

We recognize equity earnings of the Timberland Venture, including the basis difference, in accordance with Accounting Principles Board Opinion No. 18 and Statement of Position 78-9. We recognize our preferred interest first, as well as our proportionate share of income or losses remaining and available to the common interests of the Timberland Venture, along with the amortization of the basis difference. Equity earnings for the Timberland Venture for the period October 1, 2008 to December 31, 2008 are as follows (in millions):

December 31, 2008

Preferred Interest	$14
Common Interest	–
Amortization of Basis Difference	1

Total Equity Earnings from Timberland Venture	$15

Summarized financial information for the Timberland Venture (at the Timberland Venture’s basis of accounting) as of and for the three months ended December 31, 2008 is as follows (in millions):

December 31, 2008

Balance Sheet of the Timberland Venture:
Current Assets	$12
Noncurrent Assets	787
Current Liabilities	17
Noncurrent Liabilities	–

In the above summarized balance sheet information, the $783 million Note Receivable from Plum Creek was not included in Noncurrent Assets in accordance with EITF No. 85-1, Classifying Notes Receivable for Capital Stock, and Staff Accounting Bulletin No. 31A, Notes and Other Receivables from Affiliates.

Statement of Operations of the Timberland Venture:
Revenues	$7
Gross Profit	–
Income before allocation to Preferred and Common Interests	14

The Timberland Venture is a variable interest entity in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). On October 1, 2008, the company contributed timberlands valued at $783 million to the venture in exchange for a preferred and common interest. The other partner contributed cash of $783 million to the venture which was subsequently loaned to the company. This arrangement allowed us to capture substantially all of the timberland value while maintaining an ongoing interest in the timberlands. Besides quarterly interest payments on the loan, the company has not provided financing or other support to the venture. The venture is financed by a line of credit obtained by the Timberland Venture.

We have concluded we are not the primary beneficiary of the Timberland Venture. The company does not manage the day-to-day operations of the venture, has only limited protective rights and its involvement is generally limited to

72 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

receiving distributions on its preferred and common interests. We concluded we are not the primary beneficiary because we are not required to absorb the majority of the expected losses as defined by FIN 46(R). The common interests are required to absorb losses based on positive capital accounts before any losses can be allocated to our preferred interest, and we own a 9% common interest.

At December 31, 2008, the carrying amount of the investment in the venture is $199 million and it is reported in the Consolidated Balance Sheet as Equity Investment in Timberland Venture. Our maximum exposure to loss is $783 million, the value of the timberlands we contributed to the venture. Our exposure to losses is limited to our allocated share of operating losses and losses associated with the liquidation of the venture. Losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

NOTE 4. INVENTORY

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2008	December 31, 2007

Raw Materials (primarily logs)	$23	$21
Work-In-Process	3	5
Finished Goods	36	43

	62	69
Supplies	12	13

Total	$74	$82

The above amounts reflect a $7 million write-down to net realizable value as of December 31, 2008. We also recorded as of December 31, 2008, a $9 million loss related to commitments to purchase logs from unrelated third parties for our manufacturing facilities. The combined loss of $16 million was included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income.

NOTE 5. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2008	December 31, 2007

Timber and Logging Roads, net	$2,443	$2,689
Timberlands	1,195	1,260

Timber and Timberlands, net	$3,638	$3,949

During 2008, Plum Creek acquired approximately 147,000 acres of timberlands primarily located in Georgia, Vermont and Oregon for $119 million. These purchases were financed primarily by using the funds from tax-deferred exchanges and our line of credit, and have been accounted for as asset acquisitions. Timberland dispositions during 2008 were approximately 314,000 acres, of which 223,000 acres were located in the Northern Resources Segment

PLUM CREEK 2008 FORM 10-K | 73

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

and 91,000 acres were located in the Southern Resources Segment. Additionally during 2008, approximately 454,000 acres located in the Southern Resources Segment were contributed to a timberland venture in exchange for an equity interest. See Note 3 of the Notes to Consolidated Financial Statements.

Included in the 223,000 acres of Northern Resources timberland dispositions is approximately 130,000 acres sold in Montana during 2008 for proceeds of $150 million which is part of a multi-period contract. The total contract price is $489 million and covers approximately 310,000 acres in Montana which will be sold over a three-year period. In connection with this transaction we also entered into a fiber supply agreement for these timberlands (for up to 15 years) at market-based prices for our manufacturing facilities. Real Estate Segment revenue for 2008 includes $150 million in connection with the first closing and was recognized in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and FAS 66, Accounting for Sales of Real Estate.

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

The company’s Real Estate Segment consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income. Impairment losses recorded for the potential sale of non-strategic timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2008	2007	2006

Impairment Losses	$1	$1	$2
Book Basis of Property	$3	$8	$5

During the third quarter of 2007, the company’s Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires on approximately 41,000 acres in Montana.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2008	December 31, 2007

Land, Buildings and Improvements	$92	$88
Machinery and Equipment	310	312

	402	400
Accumulated Depreciation	(225)	(198)

Property, Plant and Equipment, net	$177	$202

74 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

During the second quarter of 2008, the company updated its outlook for its lumber business as a result of a steeper decline in housing starts than previously forecasted. As a result of the significant decline in housing starts and the expectation for continued weak lumber prices, the company concluded that certain of its lumber manufacturing assets were impaired. During the second quarter of 2008, the company recorded an impairment charge of $10 million related to these lumber manufacturing assets. For the year ended December 31, 2008, the impairment loss is reflected in the operating income of our Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income. The fair value of the impaired assets was estimated based on expected future cash flows discounted at a risk-adjusted rate of interest.

NOTE 7. INCOME TAXES

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

Plum Creek conducts its activities through various wholly-owned operating partnerships. The activities of the operating partnerships consist primarily of sales of timber under pay-as-cut sales contracts, and the income from such sales is not subject to corporate income tax. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $2.3 billion at December 31, 2008. Plum Creek’s wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

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

In connection with our merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2008, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Plum Creek remeasures the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax each quarterly reporting period. Based on projected timberland sales subject to the built-in gains tax for the period January 1, 2009 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties, the company estimates it needs a deferred tax liability of approximately $4 million. As a result, no adjustment to the deferred tax liability associated with built-in gains tax was made in 2008, 2007 or 2006.

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the company’s higher and better use timberlands.

PLUM CREEK 2008 FORM 10-K | 75

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

The provision for income taxes consists of the following for the years ended December 31 (in millions):

	2008	2007	2006
Current Income Taxes:
Federal	$(15)	$6	$11
State	(3)	1	2
Deferred Income Taxes:
Federal	(8)	(9)	–
State	(1)	(1)	–

Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(27)	$(3)	$13

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

	2008	2007	2006
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$72	$97	$115
REIT Income not Subject to Federal Tax	(97)	(93)	(100)
State Income Tax Expense (Benefit), net of Federal Benefit	(4)	–	1
Built-In Gains Tax	5
Tax Audit Settlements	(2)	–	–
Permanent Book-Tax Differences	(1)	(7)	(3)

Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(27)	$(3)	$13

Total income tax expense (benefit) was allocated as follows for the years ended December 31 (in millions):

	2008	2007	2006
Income from Continuing Operations	$(27)	$(3)	$13
Gain on Sale of Properties	–	–	–
Cumulative Effect of Accounting Change	–	–	1
Other Comprehensive Income	(10)	4	(5)
Additional Paid-In Capital (Share-Based Compensation)	(2)	(1)	–

Total Income Tax Expense (Benefit)	$(39)	$–	$9

76 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries and for the assets of the REIT’s operating partnerships that are subject to built-in gains. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2008	2007
Deferred Income Tax Assets:
Accrued Compensation	$10	$9
Accrued Pension Benefits	11	7
Timber and Timberlands	4	4
Accrued Worker’s Compensation Benefits	5	5
Inventory Reserves and Write-downs	6	–
Other Accruals and Reserves	4	2

	40	27

Deferred Income Tax Liabilities:
Machinery and Equipment	(33)	(40)

	(33)	(40)

Deferred Income Tax Asset (Liability), net	$7	$(13)

The net deferred income tax asset (liability) is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2008	2007
Current Deferred Income Tax Asset	$11	$7
Non Current Deferred Income Tax Liability	$(4)	$(20)

Deferred Income Tax Asset (Liability), net	$7	$(13)

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. The adoption of this standard did not result in a change to our beginning equity. As of December 31, 2008 and December 31, 2007, we did not have any liabilities for unrecognized tax benefits. We have no open tax years for Plum Creek Timber Company, Inc. prior to 2005.

We recognize interest and penalties, if incurred, related to income taxes in our Provision for Income Taxes in our Consolidated Statements of Income. During the years ended December 31, 2008, 2007 and 2006, we recorded less than $1 million each in our Consolidated Statements of Income for interest related to income taxes. Furthermore, at December 31, 2008, we have no accrued interest related to income taxes. At December 31, 2007, we had accrued interest of $2 million.

NOTE 8. REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2008, 2007 and 2006, Plum Creek elected to designate all taxable distributions as long-term capital gain dividends. Accordingly, as of and for the years ended December 31, 2008, 2007, and 2006, Plum Creek has distributed all of its taxable income.

PLUM CREEK 2008 FORM 10-K | 77

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

The table below summarizes the historical tax character of distributions to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2008	2007	2006
Capital Gain Dividend	$1.68	$1.68	$1.60
Non-Taxable Return of Capital	–	–	–

Total Distributions	$1.68	$1.68	$1.60

NOTE 9. BORROWINGS

Outstanding borrowings consist of the following (in millions):

	December 31, 2008	December 31, 2007
Senior Notes due 2009, 8.73% plus unamortized premium of $1.0 at 12/31/08, effective rate of 7.10%	$110	$153
Senior Notes due 2011, mature serially 2009 to 2011, 7.67% to 7.83%, plus unamortized premium of $0.1 at 12/31/08, effective rates of 7.43% to 7.83%	98	100
Term Credit Agreement due 2012, 0.92% at 12/31/08, based on LIBOR plus 0.45%.	350	350
Term Credit Agreement due 2012, 1.47% at 12/31/08, based on LIBOR plus 1.00%.	250	–
Senior Notes due 2013, mature serially 2010 to 2013, 5.48% to 6.18%	227	280
Senior Notes due 2013, mature serially 2011 to 2013, 7.66% to 7.76%, less unamortized discount of $2.8 at 12/31/08, effective rates of 7.95% to 8.05%	359	441
Senior Notes due 2015, 5.875% less unamortized discount of $5.4 at 12/31/08, effective rate of 6.09%	458	518
Senior Notes due 2016, mature serially 2010 to 2016, 7.97% to 8.05%	99	125
Line of Credit maturing 2011, 0.81% at 12/31/08, based on LIBOR plus 0.425%.	231	556
Note Payable to Timberland Venture due 2018, 7.375%	783	–

Total Long-Term Debt	2,965	2,523
Less: Current Portion	(158)	(147)

Long-Term Portion	$2,807	$2,376

Line of Credit. The company has a $750 million revolving line of credit agreement that matures in June 2011. As of December 31, 2008, the weighted-average interest rate for the borrowings on the line of credit was 0.81%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2008, we had $231 million of borrowings and $13 million of standby letters of credit outstanding; $506 million remained available for borrowing under our line of credit. As of January 21, 2009, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreements. On March 28, 2008, the company entered into a $250 million term credit agreement that matures in June 2012. As of December 31, 2008, the interest rate for the $250 million term credit agreement was 1.47%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. The $250 million term credit agreement is

78 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

On June 15, 2007, the company entered into a $350 million term credit agreement that matures in June 2012. As of December 31, 2008, the interest rate for the term credit agreement was 0.92%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The Senior Notes are unsecured. The Senior Notes due 2011 are not redeemable prior to maturity. The remaining Senior Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $235 million at December 31, 2008 and $169 million at December 31, 2007.

As of December 31, 2008, Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership, has publicly issued and outstanding $463 million aggregate principal amount of its 5.875% Senior Notes pursuant to a shelf registration statement. The Senior Notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. Under the shelf registration statement, Plum Creek Timber Company, Inc. may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and Plum Creek Timberlands, L.P. (“the Partnership”) may offer and sell debt securities. The company intends to maintain a shelf registration statement with respect to such securities.

The Senior Notes due in 2015 are structurally subordinated to all debt and liabilities of the Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2008, the total amount of debt and liabilities of the Partnership’s subsidiaries was $850 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets of the Partnership’s subsidiaries will be available to pay the amounts due on the Senior Notes due in 2015 only after the indebtedness of the Partnership’s subsidiaries has been repaid in full.

Note Payable to Timberland Venture. On October 1, 2008, the company borrowed $783 million from a newly-formed timberland venture. The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2008. See Notes 3 and 10 of the Notes to Consolidated Financial Statements.

Debt Payments. During 2008, the company made debt principal payments totaling $255 million. In addition to scheduled debt payments of $147 million, the company prepaid, without prepayment premiums, approximately $58 million of principal for several of its outstanding Senior Notes during 2008. The largest principal prepayment was $41 million for the Senior Notes due 2009. Also during 2008, the company paid approximately $50 million to retire $62 million of principal for Senior Notes due in 2015. As a result, the company recognized a gain in 2008 of $11 million which was net of the associated unamortized discount and debt issuance costs. The $11 million gain is classified as Gain on Extinguishment of Debt on the Consolidated Statements of Income. During 2007, the company made debt principal payments totaling $123 million.

PLUM CREEK 2008 FORM 10-K | 79

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Debt Maturities. The aggregate maturities on all debt agreements and the line of credit are as follows as of December 31, 2008 (in millions):

Maturity	Debt Agreements	Line of Credit	Note Payable to Timberland Venture	Total

2009	$158	$–	$–	$158
2010	55	–	–	55
2011	415	231	–	646
2012	602	–	–	602
2013	249	–	–	249
Thereafter	472	–	783	1,255

Total	$1,951	$231	$783	$2,965

Debt Covenants. The company’s Term Credit Agreements, Senior Notes and Line of Credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments (see Note 10 of the Notes to Consolidated Financial Statements) based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets or the contribution of properties to a joint venture. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of December 31, 2008.

NOTE 10. RESTRICTED NET ASSETS

Plum Creek Timber Company, Inc. is the direct parent company of Plum Creek Timberlands, LP (“Partnership”) and Plum Creek Ventures I, LLC (“PC Ventures”), and the indirect parent of all the subsidiaries of the consolidated group. Plum Creek Timber Company, Inc. has no assets or liabilities other than its ownership interest in the Partnership and PC Ventures. During 2008, PC Ventures borrowed $783 million from an entity that the Partnership has an equity interest in. See Notes 3 and 9 of the Notes to Consolidated Financial Statements. Interest payments for this borrowing are funded by distributions to PC Ventures directly from the Partnership. PC Ventures has no other activities.

The Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. under the terms of the term credit agreements, senior notes and line of credit (see Note 9 of the Notes to Consolidated Financial Statements). Subject to certain restrictions, the Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, at December 31, 2008, the Partnership had $369 million of available cash that it could use to make restricted payments. At December 31, 2008, the Partnership and its consolidated subsidiaries had net assets of $1,572 million of which $1,203 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc.

80 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Presented below is the condensed unconsolidated financial information for Plum Creek Timber Company, Inc. as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008. The ownership of the Partnership and PC Ventures is presented using the equity method of accounting. As of December 31, 2008, the undistributed earnings included in retained earnings from an entity accounted for by the equity method were $15 million. At December 31, 2007, Plum Creek Timber Company Inc. did not have any undistributed earnings included in retained earnings.

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Balance Sheet Data

(IN MILLIONS)

	December 31, 2008	December 31, 2007

Assets
Investment in Consolidated Subsidiaries	$1,572	$1,901

Total Assets	$1,572	$1,901

Liabilities
Total Liabilities	$–	$–

Commitments and Contingencies

Stockholders’ Equity
Common Stock	2	2
Additional Paid-In Capital	2,225	2,204
Retained Earnings and Other Equity	149	202
Treasury Stock, at cost	(773)	(509)
Accumulated Other Comprehensive Income (Loss)	(31)	2

Total Stockholders’ Equity	1,572	1,901

Total Liabilities and Equity	$1,572	$1,901

PLUM CREEK 2008 FORM 10-K | 81

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statements of Income Data

(IN MILLIONS)

Year Ended	December 31, 2008	December 31, 2007	December 31, 2006
Equity Earnings from Consolidated Subsidiaries	$233	$282	$317

Net Income	$233	$282	$317

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statements of Cash Flows Data

(IN MILLIONS)

Year Ended	December 31, 2008	December 31, 2007	December 31, 2006

Cash Flows from Operating Activities:
Net Income	$233	$282	$317
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity Earnings from Consolidated Subsidiaries	(233)	(282)	(317)

Net Cash Provided By (Used In) Operating Activities	–	–	–

Net Cash Provided By (Used In) Investing Activities	–	–	–

Cash Flows From Financing Activities:
Cash Dividends	(286)	(294)	(290)
Cash Distribution from Plum Creek Timberlands, L.P.	536	488	546
Proceeds from Stock Option Exercises	14	8	7
Acquisition of Treasury Stock	(264)	(202)	(263)

Net Cash Provided By (Used In) Financing Activities	–	–	–

Increase In Cash and Cash Equivalents	–	–	–
Cash and Cash Equivalents:
Beginning of Year	–	–	–

End of Year	$–	$–	$–

82 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 11. FAIR VALUE MEASUREMENTS

The company’s fair value measurements of its financial instruments, measured on a recurring basis, are categorized as Level 1 measurements under the SFAS 157 hierarchy. A Level 1 valuation is based on quoted prices in active markets at the measurement date for identical unrestricted assets or liabilities. Summarized below are the Level 1 assets reported in the company’s financial statements at fair value, measured on a recurring basis, as of December 31, 2008 (in millions):

	Balance at December 31, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash EquivalentsA	$346	$346
Investment in Grantor Trusts	25	25

Total	$371	$371

A	Included in the $369 million of Cash and Cash Equivalents on the Consolidated Balance Sheet at December 31, 2008.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $20 million and $19 million at December 31, 2008 and 2007, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. The company records changes in unrealized holding gains and losses in Other Comprehensive Income. See Note 12 of the Notes to Consolidated Financial Statements. Realized gains were $1 million in both 2008 and 2007 and less than $1 million in 2006. See Note 13 of the Notes to Consolidated Financial Statements for discussion of the company’s Pension Plans.

Due to the significant declines in the U.S. equity markets during the second half of 2008, the company recognized an other than temporary impairment of $2 million on these investments at December 31, 2008. The impairment is reported in Other Operating Income (Expense), net in the Consolidated Statements of Income.

Trading Securities. Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $5 million at December 31, 2008 and $8 million at December 31, 2007. Unrealized holding gains and losses related to mutual fund investments were $2 million in losses at December 31, 2008 and $1 million in gains at December 31, 2007. The change in unrealized holding gains and losses has been recognized in the company’s Consolidated Statements of Income resulting in a loss of $3 million in 2008 and a gain of less than $1 million in both 2007 and 2006. Realized gains and losses were less than $1 million in 2008, 2007, and 2006. Deferred compensation obligations are included in Other Liabilities and were $5 million at December 31, 2008 and $8 million at December 31, 2007.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.69 billion and $2.60

PLUM CREEK 2008 FORM 10-K | 83

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

billion at December 31, 2008 and 2007, respectively, and the carrying amount was $2.97 billion and $2.52 billion at December 31, 2008 and 2007, respectively. The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes. The fair value of the company’s other Senior Notes is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the publicly-traded debt adjusted by an estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

NOTE 12. STOCKHOLDERS’ EQUITY

At December 31, 2008, Plum Creek had the following authorized capital of which 166.0 million shares of common stock were issued and outstanding:

•	300,634,566 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

The Board of Directors, from time to time, has authorized a share repurchase program. The table below summarizes the share repurchases pursuant to this program for the years ended December 31:

	2008	2007	2006
Shares of Common Stock (in millions)	6.8	5.1	7.5
Total Cost of Shares (in millions)	$263	$202	$263
Average Cost per Share	$38.51	$39.40	$35.16

At December 31, 2008, $137 million is available for share repurchases under the current Board of Directors authorization.

84 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Comprehensive Income

Comprehensive income includes net income, adjustments pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount

December 31, 2006
Net Income			$317
Unrealized Holding Gains	$2	$–	2

Total Comprehensive Income			$319

December 31, 2007
Net Income			$282
Unrealized Holding Gains	$1	$–	1
Less: Reclassification to Net Income	(1)	–	(1)
Defined Benefit Plans:
Actuarial Gain	14	4	10
Less: Reclassification to Net Income	1	–	1
Prior Service Cost	1	–	1

Total Comprehensive Income			$294

December 31, 2008
Net Income			$233
Unrealized Holding Losses	$(6)	$–	(6)
Less: Reclassification to Net Income for Impairment Loss and Realized Losses on Available-for-Sale Securities	2	–	2
Defined Benefit Plans:
Actuarial Loss	(39)	(10)	(29)
Less: Reclassification to Net Income	–	–	–

Total Comprehensive Income			$200

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2008	2007
Net Unrealized Holding Gains	$–	$4
Defined Benefit Plans:
Net Loss	(31)	(2)

	$(31)	$2

PLUM CREEK 2008 FORM 10-K | 85

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 13. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan. The company provides defined benefit pension plans that cover substantially all employees of the company. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This Statement requires recognition of the funded status of benefit plans in the balance sheet, with changes in funded status recognized in comprehensive income within stockholders’ equity. We adopted SFAS No. 158 on December 31, 2006. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2008	2007

Change In Benefit Obligation
Benefit Obligation at Beginning of Period	$110	$120
Service Cost	6	6
Interest Cost	7	7
Amendment	–	(1)
Actuarial (Gain) Loss	12	(12)
Benefits Paid	(7)	(10)

Benefit Obligation at End of Period	$128	$110

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$85	$86
Actual Return on Plan Assets	(22)	7
Employer Contributions	30	2
Benefits Paid	(7)	(10)

Fair Value of Plan Assets at End of Period	86	85

Funded Status—December 31	$(42)	$(25)

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The non-qualified plan assets held in the grantor trust were $20 million and $19 million at December 31, 2008 and December 31, 2007, respectively.

The unfunded status of our plans of $42 million at December 31, 2008, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $39 million. The unfunded status of our plans of $25 million at December 31, 2007, is recognized in our Consolidated Balance Sheet as a current liability of $2 million and long-term pension liability of $23 million. The actuarial gain and loss reflected in the change in the benefit obligation is primarily due to changes in interest rate assumptions. The accumulated benefit obligation for both the qualified and non-qualified plans was $117 million and $95 million at December 31, 2008 and December 31, 2007, respectively. Including non-qualified plan assets held in a grantor trust (see below), total assets related to pension plans were $106 million and $104 million at December 31, 2008 and December 31, 2007, respectively.

The company maintains a qualified defined benefit pension plan and two non-qualified defined benefit pension plans. Assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, pension assets for the non-qualified plans are not considered plan assets, and therefore, have not been netted against our pension liability. Pension assets for the non-qualified plans are included in “Investment in Grantor Trusts” and the related pension liability is included in “Other Liabilities” and “Other Current Liabilities” in our Consolidated Balance Sheets. At December 31, 2008 and 2007, the accumulated benefit obligation

86 | PLUM CREEK 2008 FORM 10-K

PART II/ ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

for the non-qualified plans was $22 million and $18 million, respectively, and the fair value of assets held in a grantor trust associated with the non-qualified plans was $20 million and $19 million at December 31, 2008 and December 31, 2007, respectively.

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2008, the company contributed $30 million to the qualified pension plan and contributed $7 million to its grantor trust associated with the non-qualified plans. Due primarily to the extraordinary declines in equity investments during 2008, the accumulated benefit obligation of the qualified pension plan exceeds plan assets by $9 million at December 31, 2008. There was no funding of the qualified plan during 2007 as the plan assets exceeded the accumulated benefit obligation. Based on current interest rates and expected returns, the company expects 2009 contributions to the qualified pension plan to range between $0 and $16 million. During 2009, the company expects to contribute between $0 and $4 million to its grantor trust associated with the non-qualified plans.

The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2008	2007	2006

Service Cost	$6	$6	$6
Interest Cost	7	7	7
Expected Return on Plan Assets	(6)	(6)	(6)
Recognized Actuarial Loss	–	1	1

Total Pension Cost	$7	$8	$8

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2008	2007	2006

Net Loss (Gain)	$39	$(14)	$	n/a
Prior Service Cost (Credit)	–	(1)		n/a
Amortization of Net Loss	–	(1)		n/a

Total Recognized in Other Comprehensive Income	$39	$(16)	$	n/a

Total Recognized in Comprehensive Income	$46	$(8)	$	n/a

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2008	2007

Net Loss (Gain)	$43	$3
Prior Service Cost (Credit)	$(1)	$–
Deferred Tax Benefit	$(11)	$(1)

During 2009, we expect approximately $2 million of net actuarial loss and prior service cost to be recognized as a component of pension cost from the amortization of these amounts.

PLUM CREEK 2008 FORM 10-K | 87

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Weighted-average assumptions used to determine benefit obligation:

	December 31, 2008	December 31, 2007

Discount Rate	6.85%	6.75%
Rate of Compensation Increase	3.70%	3.70%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2008	2007	2006

Discount Rate	6.75%	5.90%	5.75%
Expected Long-Term Return on Plan Assets	7.75%	7.75%	7.75%
Rate of Compensation Increase	3.70%	3.70%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2008 and 2007.

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

The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected benefit payments

2009	$11
2010	12
2011	11
2012	17
2013	12
2014 through 2018	65

88 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Plan assets were allocated as follows:

	December 31, 2008	December 31, 2007
Large Capitalization Domestic Equities	32%	32%
Small and Mid-Size Capitalization Domestic Equities	14%	14%
International Equities	20%	20%
Fixed Income	33%	34%
Cash	1%	–%

Total	100%	100%

It is the company’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The company uses eight fund managers to capture favorable returns in various asset classes and to diversify risk. At December 31, 2008, target allocations for the various asset classes are as follows:

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

Over a full market cycle, the investment goal for large capitalization domestic equities is to exceed the applicable benchmark (e.g., S&P 500 Index) by one-half of one percent per annum, and the investment goal for small and mid-size capitalization domestic equities and international equities is to exceed the applicable benchmark (e.g., Russell 2000 Value Index) by one percent per annum. The investment goal for fixed income investments is to exceed the applicable benchmark (e.g., Barclays Capital Aggregate Bond Index) by one-quarter of one percent per annum. The investment goals are net of related fees.

Thrift and Profit Sharing Plan. The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

The employer match was 100% for 2008, 2007 and 2006. Amounts charged to expense relating to the company’s thrift and profit sharing plan were $6 million in 2008, 2007 and 2006.

Other Benefit Plans. Certain executives and key employees of the company participate in incentive benefit plans, which provide for the granting of shares and/or cash bonuses upon meeting performance objectives. See Note 14 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2008 FORM 10-K | 89

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 14. SHARE–BASED COMPENSATION PLANS

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, value management awards and dividend equivalents.

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At December 31, 2008, 4.4 million shares of the 12.4 million reserved shares have been used and, therefore, 8.0 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards and dividend equivalents. The number of shares to be issued in connection with value management awards and dividend equivalents is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2008:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Balance at January 1, 2008	2,350,522	$32.92
Granted	546,425	42.98
Exercised/Surrendered	(469,401)	29.04
Cancelled/Forfeited	(21,676)	40.23

Outstanding, December 31, 2008	2,405,870	$35.89	6.9	$5

Vested or Expected to Vest, December 31, 2008	2,170,741	$35.49	6.8	$5

Exercisable, December 31, 2008	1,239,203	$31.46	5.3	$5

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2008	2007	2006

Proceeds from Stock Options Exercised	$14	$8	$7
Intrinsic Value of Stock Options Exercised	$9	$6	$5
Tax Benefit Related to Stock Options Exercised	$1.9	$0.8	$0.2

90 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2008	2007	2006

Expected Term (years)	6	6	6
Risk-Free Interest Rate	3.0%	4.8%	4.5%
Volatility	23.2%	22.2%	23.1%
Dividend Yield	3.9%	4.2%	4.5%
Weighted-Average Measurement Date Fair Value	$6.92	$7.20	$6.10

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests between six months and three years from the grant date. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2008, 2007 and 2006 were $43.28, $40.85 and $35.98, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the year ended December 31, 2008:

	Shares	Weighted- Average Grant Date Fair Value

Balance at January 1, 2008	35,500	$36.68
Granted	16,750	$43.28
Vested	(49,500)	$38.68
Forfeited	–	$–

Balance at December 31, 2008	2,750	$40.48

The total fair value of restricted stock awards that vested during the years ended December 31, 2008 and 2007 was approximately $2 million. The total fair value of restricted stock awards that vested during the year ended December 31, 2006 was less than $1 million.

Restricted Stock Units. Under the Plan, restricted stock units may be awarded to certain directors, officers and employees of the company. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on the company’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2008, 2007 and 2006 was $43.10, $40.37 and $35.63, respectively. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

PLUM CREEK 2008 FORM 10-K | 91

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Restricted stock unit activity was as follows for the year ended December 31, 2008:

	Units	Weighted- Average Grant Date Fair Value

Balance at January 1, 2008	172,031	$38.70
Granted	100,640	$43.10
Vested	(40,897)	$38.31
Forfeited	(4,286)	$39.59

Balance at December 31, 2008	227,488	$40.70

The total fair value of restricted stock units that vested during the year ended December 31, 2008 was approximately $2 million. The total fair value of restricted stock units that vested during the years ended December 31, 2007 and 2006 was less than $1 million each.

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

Value management awards activity was as follows for the year ended December 31, 2008:

Units

Balance at January 1, 2008	153,640
Grants	73,705
Payments	(36,865)
Forfeitures	(3,935)

Balance at December 31, 2008	186,545

92 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2008 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2006 to 2008	52,780	$10.6	$-	$10.6
2007 to 2009	61,270	$11.3	$3.4	$12.3
2008 to 2010	72,495	$10.2	$5.6	$14.5

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date

2006 to 2008	$200	$10.6	1st Quarter 2009
2005 to 2007	$170	$6.3	1st Quarter 2008
2004 to 2006	$74	$2.5	1st Quarter 2007

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

PLUM CREEK 2008 FORM 10-K | 93

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2008 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2004 to 2008	316,124	$2.0	$-	$2.0
2005 to 2009	344,561	$1.2	$0.2	$2.1

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is calculated based on earned dividends to date plus potential future unearned dividends assuming a quarterly dividend rate of $0.42 per share.

Presented below is a summary of earned and paid (primarily in cash) dividend equivalent rights for the following five-year performance periods:

Performance Period	Total Payout (millions)	Payment Date

2004 to 2008	$2.0	1st Quarter 2009
2003 to 2007	$3.0	1st Quarter 2008
2002 to 2006	$1.7	1st Quarter 2007
2001 to 2005	$3.0	1st Quarter 2006

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

Accounting for Share-Based Compensation. The company expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by Plum Creek on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1,

94 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

2006 (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was approximately $18 million, $20 million and $9 million for the years ended December 31, 2008, 2007, and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, the company recognized $4 million, $5 million and $2 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2008, there was $20 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

PLUM CREEK 2008 FORM 10-K | 95

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 15. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2008	December 31, 2007

Other Current Assets
Prepaid Expenses	$10	$9
Notes Receivable	-	9
Other	1	3

	$11	$21

Other Non-Current Assets
Real Estate Development Properties	$18	$16
Unamortized Debt Issue Costs	8	6
Deposits	6	7
Notes Receivable	6	1
Other	4	-

	$42	$30

Other Current Liabilities
Long-Term Incentive Compensation	$13	$9
Accrued Pension Liability	3	2
Other	5	7

	$21	$18

Other Non-Current Liabilities
Timber Obligations	$7	$9
Deferred Compensation	5	8
Long-Term Incentive Compensation	11	11
Accrued Pension Liability	39	23
Deferred Revenue from Long-Term Gas Leases	12	-
Other	16	13

	$90	$64

NOTE 16. COMMITMENTS AND CONTINGENCIES

Contingencies. The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. A remediation plan has not yet been approved. The company believes that it has strong defenses in the matter. Furthermore, to the extent Plum Creek is required to indemnify Georgia-Pacific for its share of the remediation costs, Plum Creek may be able to recover all or a portion of its cost from Georgia-Pacific’s

96 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

insurance policy, or indemnity obligations of the various lessees that conducted mining operations on the property, or both. The company believes it will be successful in defending the claim. If the company is not successful in defending this claim, we believe that any loss would not be material to our financial position or results of operations.

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

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2010 through 2023, with various renewal options by either party for periods ranging from 3 years to 15 additional years.

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. The company leases certain timberlands in which the company acquired title to the standing timber at the inception of the lease. Operating lease expense was $7 million in 2008, 2007 and 2006. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2008 (in millions):

	Operating Leases	Timber Obligations

2009	$5	$1
2010	4	1
2011	3	1
2012	3	1
2013	3	1
Thereafter	4	2

Total	$22	$7

NOTE 17. RELATED PARTY TRANSACTIONS

On October 1, 2008, the company contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“SDT”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. See Note 3 of the Notes to Consolidated Financial Statements. During 2008, the company recorded its share of equity earnings from SDT of $15 million, which includes $1 million of amortization of the difference between the book value of the company’s investment and its proportionate share of SDT’s net assets. No distributions were made by SDT to the company during 2008.

Also, on October 1, 2008, the company borrowed $783 million from SDT for a ten-year term at a fixed annual interest rate of 7.375%. The related party obligation is included in the Consolidated Balance Sheet as Note Payable to Timberland Venture. During 2008, the company recorded $14 million of interest expense related to the note and made interest payments of $7 million to SDT.

PLUM CREEK 2008 FORM 10-K | 97

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 18. SEGMENT INFORMATION

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

Northern Resources Segment. The Northwest Resource region, the Lake States Resource region and the Northeast Resource region are aggregated into the Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly to Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to our lumber and plywood mills (which are part of the Manufactured Products Segment). Hardwood sawlogs are sold primarily to furniture manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands, including, from time to time, the sale of large blocks of timberlands. We estimate that included in the company’s 7.4 million acres of timberlands are approximately 1.5 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.5 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 350,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. Properties developed internally by the company will generally be low-intensity development limited to obtaining entitlements and occasionally investing in infrastructure such as roads and utilities. Larger and more complicated projects needing more invested capital may be developed through third party ventures.

Manufactured Products Segment. The lumber, plywood and medium density fiberboard (MDF) businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills (of which one mill will be permanently closed in 2009), two plywood mills, two MDF facilities, one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of

98 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada. Residual chips that are not used internally are sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2008	2007	2006

Lumber	$144	$180	$203
Plywood	111	128	137
MDF	150	163	153

Total	$405	$471	$493

Other Segment. The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

The company evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the company does not produce such information internally.

PLUM CREEK 2008 FORM 10-K | 99

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern ResourcesA	Southern Resources	Real EstateB	Manufactured ProductsC	Other	TotalD

2008
External Revenues	$291	$461	$432	$405	$25	$1,614
Intersegment Revenues	56	–	–	–	–	56
Export Revenues	12	–	–	29	–	41
Depreciation, Depletion and Amortization	37	58	1	34	–	130
Basis of Real Estate Sold	–	–	149	–	–	149
Operating Income (Loss)	41	128	245	(44)	23	393

2007
External Revenues	$290	$492	$402	$471	$20	$1,675
Intersegment Revenues	71	–	–	–	–	71
Export Revenues	13	–	–	30	–	43
Depreciation, Depletion and Amortization	42	58	–	29	–	129
Basis of Real Estate Sold	–	–	108	–	–	108
Operating Income	58	161	250	2	17	488

2006
External Revenues	$328	$479	$308	$493	$19	$1,627
Intersegment Revenues	85	–	–	–	–	85
Export Revenues	20	–	–	27	–	47
Depreciation, Depletion and Amortization	36	57	–	30	–	123
Basis of Real Estate Sold	–	–	85	–	–	85
Operating Income	105	178	178	22	16	499

A	During 2007, the Northern Resources Segment recognized a loss of $4 million related to forest fire damage, which is included in depreciation, depletion and amortization in the consolidated financial statements.

B	The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million in both 2008 and 2007 and $2 million in 2006. Impairments are recognized as part of cost of goods sold and reflected as part of operating income.

C	For the year ended December 31, 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. Also for the year ended December 31, 2008, the Manufactured Products Segment Operating Income (Loss) included a $7 million inventory write-down and a $9 million loss on purchase commitments. See Notes 4 and 6 of the Notes to Consolidated Financial Statements.

D	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $5 million for 2008, 2007 and 2006.

100 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

A reconciliation of total segment operating income to consolidated income before income taxes is presented below for the years ended December 31 (in millions):

	2008	2007	2006

Total Segment Operating Income	$393	$488	$499
Corporate and Other Unallocated Expenses	(64)	(64)	(53)
Gain from Canadian Lumber Settlement	–	–	14
Other Operating Income (Expense), net	(1)	–	1

Operating Income	328	424	461
Equity Earnings from Timberland Venture	15	–	–
Total Interest Expense, net	(148)	(147)	(133)
Gain on Extinguishment of Debt	11	–	–

Income before Income Taxes	$206	$277	$328

Intersegment sales prices are determined at least quarterly, based upon estimated market prices and terms in effect at the time. Export revenues in 2008, 2007 and 2006 consisted of log sales to Canada, as well as manufactured product sales, primarily to Canada and Mexico. The company does not hold any long-lived foreign assets.

Segment revenues from sales to our largest customer were as follows for the years ended December 31 (in millions):

	2008	2007	2006

Northern Resources	$12	$7	$4
Southern Resources	122	137	160

Total	$134	$144	$164

NOTE 19. SUBSEQUENT EVENT

On February 10, 2009, our Board of Directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $0.42 per share. Total dividends of approximately $69 million will be paid on March 6, 2009, to stockholders of record on February 20, 2009.

PLUM CREEK 2008 FORM 10-K | 101

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes To Consolidated Financial Statements (continued)

NOTE 20. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions, Except Per Share Amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th QuarterB

2008
Revenues	$363	$376	$414	$461
Gross Profit	96	90	131	140
Operating Income	69	57	99	103
Net Income	38	31	69	95

Net Income per Share—BasicA	$0.22	$0.18	$0.40	$0.57
Net Income per Share—DilutedA	$0.22	$0.18	$0.40	$0.57

2007
Revenues	$369	$395	$407	$504
Gross Profit	105	126	129	191
Operating Income	77	94	98	155
Income From Continuing Operations	45	58	59	117
Net Income	45	60	59	118

Net Income per Share—BasicA	$0.26	$0.34	$0.34	$0.68
Net Income per Share—DilutedA	$0.25	$0.34	$0.34	$0.68

A	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

B	During the fourth quarter of 2008, the company paid approximately $50 million to retire $62 million in debt for senior notes due in 2015. The company recognized a gain in 2008 of $11 million which was net of unamortized discount and debt issuance costs, in connection with the extinguishment of this debt. This gain is classified as Gain on Extinguishment of Debt on the Consolidated Statements of Income.

102 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2009 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments and as discussed in Note 13 to the consolidated financial statements, in 2006 also changed its method of accounting for its defined benefit plan.

/s/ Ernst & Young LLP

Seattle, Washington

February 25, 2009

PLUM CREEK 2008 FORM 10-K | 103

PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

The following consolidated financial statements relate to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2006 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of December 31, 2008, Plum Creek Timberlands, L.P. has publicly issued and outstanding $463 million aggregate principal amount of its 5.875% Senior Notes (debt securities) pursuant to the shelf registration statement.

Plum Creek Timberlands, L.P.

Consolidated Statements Of Income

(IN MILLIONS)

Year Ended	December 31, 2008	December 31, 2007	December 31, 2006

Revenues:
Timber	$752	$782	$807
Real Estate	432	402	308
Manufacturing	405	471	493
Other	25	20	19

Total Revenues	1,614	1,675	1,627

Costs and Expenses:
Cost of Goods Sold:
Timber	542	523	487
Real Estate	178	144	122
Manufacturing	435	454	455
Other	2	3	3

Total Cost of Goods Sold	1,157	1,124	1,067

Selling, General and Administrative	128	127	117

Total Costs and Expenses	1,285	1,251	1,184

Gain from Canadian Lumber Settlement	–	–	14
Other Operating Income (Expense), net	(1)	–	4

Operating Income	328	424	461

Equity Earnings from Timberland Venture	15	–	–

Interest Expense, net	134	147	133

Gain on Extinguishment of Debt	11	–	–

Income before Income Taxes	220	277	328

Provision (Benefit) for Income Taxes	(27)	(3)	13

Income from Continuing Operations	247	280	315

Gain on Sale of Properties, net of tax	–	2	–

Income Before Cumulative Effect of Accounting Change	247	282	315

Cumulative Effect of Accounting Change, net of tax	–	–	2

Net Income before Allocation to Series T-1 Preferred Interest and Partners	247	282	317

Net Income Allocable to Series T-1 Preferred Interest	(14)	–	–

Net Income Available to Common Interest Partners	$233	$282	$317

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

104 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Balance Sheets

(IN MILLIONS)

	December 31, 2008	December 31, 2007

Assets
Current Assets:
Cash and Cash Equivalents	$369	$240
Accounts Receivable	22	33
Like-Kind Exchange Funds Held in Escrow	48	–
Taxes Receivable	23	4
Inventories	74	82
Deferred Tax Asset	11	7
Real Estate Development Properties	4	5
Assets Held for Sale	137	64
Other Current Assets	11	21

	699	456

Timber and Timberlands, net	3,638	3,949
Property, Plant and Equipment, net	177	202
Equity Investment in Timberland Venture	199	–
Investment in Grantor Trusts ($25 at Fair Value)	26	28
Other Assets	42	30

Total Assets	$4,781	$4,665

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$158	$147
Accounts Payable	35	48
Interest Payable	23	29
Wages Payable	28	25
Taxes Payable	18	23
Deferred Revenue	17	13
Other Current Liabilities	21	18

	300	303

Long-Term Debt	1,793	1,820
Line of Credit	231	556
Deferred Tax Liability	4	20
Other Liabilities	91	65

Total Liabilities	2,419	2,764

Commitments and Contingencies

Partnership Capital
Series T-1 Preferred Interest	790	–
Partners’ Capital (Common Limited Partnership Interests)	1,572	1,901

Total Partnership Capital	2,362	1,901

Total Liabilities and Partnership Capital	$4,781	$4,665

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2008 FORM 10-K | 105

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Statements Of Partnership Capital

(IN MILLIONS)

	Preferred Partnership Interest	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital

January 1, 2006	$–	$2,324	$2	$2,326

Net Income		317	–	317
Other Comprehensive Income, net of tax		–	2	2

Total Comprehensive Income				319

Adjustment to initially apply SFAS No. 158, net of tax of $5		–	(14)	(14)

Distributions to Parent		(546)		(546)

Capital Contributions from Parent		4		4

December 31, 2006	–	2,099	(10)	2,089

Net Income		282	–	282
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $4		–	12	12

Total Comprehensive Income				294

Distributions to Parent		(488)		(488)
Capital Contributions from Parent		6		6

December 31, 2007	–	1,899	2	1,901

Net Income before Allocation to Series T-1 Preferred Interest and Partners		247		247
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $10		–	(29)	(29)
Unrealized Losses on Available-for-Sale
Securities, net of tax		–	(4)	(4)

Total Comprehensive Income				214

Net Income Allocation to Series T-1 Preferred Interest	14	(14)		–
Contribution for Series T-1 Preferred Interest	783	–		783

Distributions to Partners (Common Limited Partnership Interests)	–	(536)		(536)

Distributions for Series T-1 Preferred Interest	(7)	–		(7)

Capital Contributions from Parent	–	7		7

December 31, 2008	$790	$1,603	$(31)	$2,362

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

106 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Statements of Cash Flows

(IN MILLIONS)

Year Ended	December 31, 2008	December 31, 2007	December 31, 2006
Cash Flows From Operating Activities
Net Income before Allocation to Preferred Partnership Interest and Partners	$247	$282	$317
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2008 and $4 Loss Related to Forest Fires in 2007)	135	134	128
Basis of Real Estate Sold	149	108	85
Equity Earnings from Timberland Venture	(15)	–	–
Expenditures for Real Estate Development	(7)	(19)	(6)
Deferred Income Taxes	(10)	(9)	1
Gain on Sales of Properties and Other Assets	(3)	(2)	(1)
Gain on Extinguishment of Debt	(11)	–	–
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	18	–	–
Pension Plan Contributions	(30)	–	(5)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(48)	–	30
Other Working Capital Changes	(15)	8	(1)
Other	17	15	8

Net Cash Provided By Operating Activities	427	517	556

Cash Flows From Investing Activities
Capital Expenditures (Excluding Timberland Acquisitions)	(70)	(93)	(86)
Timberlands Acquired	(119)	(174)	(111)
Proceeds from Sale of Properties and Other Assets	3	3	2
Investment in Timberland Venture	(9)	–	–
Purchases of Marketable Securities	(7)	–	(1)
Other	(3)	2	(3)

Net Cash Used In Investing Activities	(205)	(262)	(199)

Cash Flows From Financing Activities
Cash Distributions to Partners	(536)	(488)	(546)
Cash Distributions for Series T-1 Preferred Interest	(7)	–	–
Contribution for Series T-1 Preferred Interest	783	–	–
Borrowings on Line of Credit	1,506	2,795	3,483
Repayments on Line of Credit	(1,831)	(2,820)	(3,397)
Repayment of Short-Term Debt	–	–	(50)
Proceeds from Issuance of Long-Term Debt	250	350	216
Principal Payments and Retirement of Long-Term Debt	(258)	(125)	(159)

Net Cash Provided By (Used In) Financing Activities	(93)	(288)	(453)

Increase (Decrease) In Cash and Cash Equivalents	129	(33)	(96)
Cash and Cash Equivalents:
Beginning of Year	240	273	369

End of Year	$369	$240	$273

Supplementary Cash Flow Information
Cash Paid During the Year for:
Interest	$143	$150	$140
Income Taxes – Net	$1	$5	$9
Non-Cash Investing Activity:
Contribution of Timber and Timberlands to Timberland Venture	$174	$–	$–

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2008 FORM 10-K | 107

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

At December 31, 2008, the Operating Partnership owned and managed approximately 7.4 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 7.4 million acres are about 1.5 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next 5 years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

Basis of Presentation. The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek. Plum Creek has no assets or liabilities other than its ownership interests in Plum Creek Timberlands, L.P. and Plum Creek Ventures I, LLC (“PC Ventures”), a 100% owned subsidiary of Plum Creek. Plum Creek Timber Company, Inc. has no operations other than its investments in these subsidiaries and transactions in its own equity, such as the issuance and/or repurchase of common stock and the receipt of proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Customer Concentrations. Revenues from the Operating Partnership’s largest customer accounted for 8%, 9% and 10% of total revenues in 2008, 2007 and 2006, respectively. If adverse market conditions for wood products were to continue or worsen, the loss of this customer could have a significant effect on the Operating Partnership’s results of operations.

Product Concentrations. Sales of the Operating Partnership’s timber and wood products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Sales of the Operating Partnership’s timberlands are dependent upon the general economic conditions in the United States, interest rates and the availability of financing. As a result of these product concentrations, continued or worsening conditions in these markets could have a significant impact on the Operating Partnership’s results of operations.

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

108 | PLUM CREEK 2008 FORM 10-K

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

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products (primarily wood chips), and amounts billed for shipping and handling, are recognized at the time of delivery.

Revenue from real estate sales is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented less than 2% of our revenue from real estate sales for each of the years in the three-year period ended December 31, 2008. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances. Furthermore, we may occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The Operating Partnership treats each closing under a multi-period arrangement as a separate sale and recognizes revenue in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. See Note 4 to the Notes to Consolidated Financial Statements. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

Revenue generated from real estate sales includes the sale of higher value timberlands, non-strategic timberlands and large blocks of timberlands. In some of these transactions, the Operating Partnership sells timberlands that qualify for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these sales involve a third party intermediary, whereby the third party intermediary receives proceeds related to the property sold and then reinvests the proceeds in like-kind property. The proceeds are recorded as revenue when the third party intermediary receives them.

Revenue from real estate development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. On occasion, revenue from development projects will be recognized under the percentage of completion method when properties are sold prior to their completion. Less than 5% of our development projects sales for each of the years in the three-year period ending December 31, 2008 were sold prior to completion of the project.

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

PLUM CREEK 2008 FORM 10-K | 109

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Accounts Receivable. Accounts receivable at both December 31, 2008 and 2007 is presented net of an allowance for doubtful accounts of $0.7 million. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. The Operating Partnership enters into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The Operating Partnership uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the Operating Partnership. Escrow funds held in connection with reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand and are not subject to risk of loss. At December 31, 2008 and 2007, there was $21 million and $52 million of cash from reverse like-kind exchange transactions included in Cash and Cash Equivalents, respectively. At December 31, 2008, there was $48 million of cash from forward like-kind exchange transactions included as a current asset under the description Like-Kind Exchange Funds Held in Escrow. At December 31, 2007, there were no forward like-kind exchange funds held in escrow.

Inventories. Logs, work-in-process and finished goods are stated at the lower of cost or market using the average cost method in accordance with Accounting Research Bulletin (“ARB”) No. 43. A separate lower of cost or market analysis is prepared for each product line (i.e. lumber, plywood and MDF). Net realizable value is determined based on actual selling prices at the end of the accounting period. Losses on firm purchase commitments for inventories are also recorded in accordance with ARB No. 43. See Note 3 of the Notes to Consolidated Financial Statements. Supplies inventories are stated at cost. Costs for manufactured inventories include raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories include timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead.

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

110 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the Operating Partnership’s 7.4 million acres of timberlands are approximately 1.5 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.5 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 350,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

Costs associated with a specific real estate project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal expenditures directly associated with the specific real estate project are capitalized. The Operating Partnership will capitalize improvements and other development costs, including interest costs and property taxes, during the development period (capitalized interest and property taxes were $1 million in 2008 and less than $1 million in 2007 and 2006). General real estate development costs not related to a specific project and costs incurred before management has concluded that it is probable that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, the Operating Partnership determines the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Properties developed by the Operating Partnership will generally be low-intensity development limited to activities associated with obtaining entitlements and occasionally investing in infrastructure, such as roads and utilities. Capitalized costs (including the book basis in the related timber and timberlands) associated with these developments were $22 million at December 31, 2008. The properties that are expected to be sold within the next year ($4 million) are presented in the Consolidated Balance Sheet at December 31, 2008, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($18 million) is included in Other Assets. Total capitalized real estate development costs (including the book basis in the related timber and timberlands) at December 31, 2007 were $21 million, including $16 million included within Other Assets.

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands are included in Timber and Timberlands as they are still managed for timber operations. At December 31, 2008, approximately $14 million of costs have been capitalized for a single project that has not yet received final regulatory approval. If approval is not obtained, some or all of these capitalized costs could be written off in the next twelve months.

The book basis of higher and better use timberlands that are considered held for sale in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), are presented in the Consolidated Balance Sheet as Assets Held for Sale. Total assets held for sale were $137 million at December 31, 2008 and $64 million at December 31, 2007. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the criteria of SFAS No. 144 are included in Timber and Timberlands.

Accounting for Equity Method Investments. In 2008, the Operating Partnership contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The Operating Partnership accounts for its interests in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The investment is reported on the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Equity earnings are reported on the Consolidated Income Statement as Equity Earnings from Timberland Venture. See Note 2 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2008 FORM 10-K | 111

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced units are retired. Replacement of minor components of property and repair and maintenance costs are charged to expense as incurred.

The Operating Partnership evaluates its long-lived assets for potential impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever circumstances indicate the book basis of an asset group may not be recoverable. The Operating Partnership considers each of its manufacturing facilities to be a separate asset group based on identifiable cash flows. See Note 5 of the Notes to Consolidated Financial Statements.

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. Depreciation expense, excluding impairment charges, was $31 million, $36 million, and $35 million for the years ended December 31, 2008, 2007 and 2006, respectively. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

Grantor Trusts. The Operating Partnership has a grantor trust that was established for deferred compensation and deferred Plum Creek shares. See Note 8 of the Notes to Consolidated Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the Consolidated Statements of Income.

The Operating Partnership maintains another grantor trust, which the Operating Partnership uses to fund its non-qualified pension plan obligation. See Note 10 of the Notes to Consolidated Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the Operating Partnership’s Consolidated Balance Sheets. Realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss, unless an other than temporary impairment has occurred, in which case an impairment loss is recognized in the Consolidated Statements of Income.

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

The Operating Partnership is a member of an industry coalition alleging that lumber exports to the U.S. from Canada were unfairly subsidized. During 2006, the Operating Partnership received settlement payments of $14 million ($13

112 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

million net of tax) from this dispute. The settlement is presented in our Consolidated Statements of Income as Gain from Canadian Lumber Settlement.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2008 presentation. The reclassifications had no impact on operating income or net income.

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

The Operating Partnership partially adopted SFAS No. 157 in the first quarter of 2008, which did not result in recognition of a transition adjustment to retained earnings. The Operating Partnership will fully adopt SFAS No. 157, including all non-financial assets and liabilities, in the first quarter of 2009. The Operating Partnership does not expect the full adoption of SFAS No. 157 will have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows entities to measure certain financial assets and liabilities and similar non-financial assets and liabilities at fair value on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. Generally, the adoption of this standard is optional. SFAS No. 159 was effective for the Operating Partnership in the first quarter of 2008; however, the Operating Partnership did not elect to adopt the provisions of SFAS No. 159 for existing eligible instruments.

New Accounting Pronouncements (Not Yet Adopted)

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. The Operating Partnership does not expect the adoption of SFAS No. 141(R) to have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate

PLUM CREEK 2008 FORM 10-K | 113

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

NOTE 2. TIMBERLAND VENTURE—EQUITY METHOD INVESTMENT

On October 1, 2008, a subsidiary of the Operating Partnership contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the contribution, Plum Creek Ventures I, LLC (“PC Ventures”), a 100% wholly-owned subsidiary of Plum Creek Timber Company, Inc., borrowed $783 million from the Timberland Venture. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership. See Note 9 of the Notes to Consolidated Financial Statements.

The Operating Partnership’s preferred interest in the Timberland Venture is entitled to a cumulative preferred return equal to 7.875% per annum (approximately $56 million). The Timberland Venture cannot make distributions on the common interests until all current period and prior period preferred returns have been paid. The preferred interest has a preference in liquidation over the common interests. Preferred return distributions are payable on March 15th and September 15th each year. Timberland Venture earnings are first allocated to the preferred interest to the extent of the preferred return and then allocated pro rata among the common interests.

The Timberland Venture can only be liquidated with the consent of both partners. However, upon the nine year anniversary of the Timberland Venture, Plum Creek has the right for a six-month period to cause the Timberland Venture to redeem the other partner’s interest. The other Timberland Venture partner has a similar redemption right after the seven year anniversary.

The activities of the Timberland Venture consist primarily of the ownership of timberlands and entering into cutting contracts with an affiliate of The Campbell Group for the sale and harvesting of timber. An affiliate of The Campbell Group is the manager of the Timberland Venture. The manager and the other member control the day-to-day operating decisions of the Timberland Venture. The Operating Partnership retains certain protective rights that require its consent before the Timberland Venture can take certain actions. For example, without the Operating Partnership’s consent and subject to certain exceptions, the Timberland Venture generally cannot sell properties, incur indebtedness, file for bankruptcy or enter into contracts with affiliates which are not arm’s length.

No gain was recognized in connection with the contribution of the timberlands to the venture in accordance with Statement of Position 78-9, Accounting for Investments in Real Estate Ventures. The book basis in the contributed timberlands was $174 million, and we capitalized costs of $9 million in connection with the transfer. The Timberland Venture recorded the contributed timberlands at fair value, or $783 million. The difference between our book basis in the venture ($174 million) and our share of the equity in the net assets of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common interest, the basis difference associated with standing timber will be amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land will be recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate.

114 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

We recognize equity in earnings of the Timberland Venture, including the basis difference, in accordance with Accounting Principles Board Opinion No. 18 and Statement of Position 78-9. We recognize our preferred interest first, as well as our proportionate share of income or losses remaining and available to the common interests of the Timberland Venture, along with the amortization of the basis difference. Equity earnings for the Timberland Venture for the period October 1, 2008 to December 31, 2008 are as follows (in millions):

December 31, 2008

Preferred Interest	$14
Common Interest	–
Amortization of Basis Difference	1

Total Equity Earnings from Timberland Venture	$15

Summarized financial information for the Timberland Venture (at the Timberland Venture’s basis of accounting) as of and for the three months ended December 31, 2008 is as follows (in millions):

December 31, 2008

Balance Sheet of the Timberland Venture:
Current Assets	$12
Noncurrent Assets	787
Current Liabilities	17
Noncurrent Liabilities	–

In the above summarized balance sheet information, the $783 million Note Receivable from PC Ventures was not included in Noncurrent Assets in accordance with EITF No. 85-1, Classifying Notes Receivable for Capital Stock, and Staff Accounting Bulletin No. 31A, Notes and Other Receivables from Affiliates.

Statement of Operations of the Timberland Venture:
Revenues	$7
Gross Profit	–
Income before allocation to Preferred and Common Interests	14

The Timberland Venture is a variable interest entity in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). On October 1, 2008, the Operating Partnership contributed timberlands valued at $783 million to the venture in exchange for a preferred and common interest. The other partner contributed cash of $783 million to the venture which was subsequently loaned to PC Ventures. This arrangement allowed us to capture substantially all of the timberland value while maintaining an ongoing interest in the timberlands. Besides quarterly interest payments on the loan by PC Ventures, a 100% wholly-owned subsidiary of our parent company, the Operating Partnership has not provided financing or other support to the venture. The venture is financed by a line of credit obtained by the Timberland Venture.

We have concluded we are not the primary beneficiary of the Timberland Venture. The Operating Partnership does not manage the day-to-day operations of the venture, has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We concluded we are not the primary beneficiary because we are not required to absorb the majority of the expected losses as defined by FIN 46(R). The common interests are required to absorb losses based on positive capital accounts before any losses can be allocated to our preferred interest, and we own a 9% common interest.

PLUM CREEK 2008 FORM 10-K | 115

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

At December 31, 2008, the carrying amount of the investment in the venture is $199 million and it is reported in the Consolidated Balance Sheet as Equity Investment in Timberland Venture. Our maximum exposure to loss is $783 million, the value of the timberlands we contributed to the venture. Our exposure to losses is limited to our allocated share of operating losses and losses associated with the liquidation of the venture. Losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

NOTE 3. INVENTORY

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2008	December 31, 2007

Raw Materials (primarily logs)	$23	$21
Work-In-Process	3	5
Finished Goods	36	43

	62	69
Supplies	12	13

Total	$74	$82

The above amounts reflect a $7 million write-down to net realizable value as of December 31, 2008. We also recorded as of December 31, 2008, a $9 million loss related to commitments to purchase logs from unrelated third parties for our manufacturing facilities. The combined loss of $16 million was included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income.

NOTE 4. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2008	December 31, 2007

Timber and Logging Roads, net	$2,443	$2,689
Timberlands	1,195	1,260

Timber and Timberlands, net	$3,638	$3,949

During 2008, the Operating Partnership acquired approximately 147,000 acres of timberlands primarily located in Georgia, Vermont and Oregon for $119 million. These purchases were financed primarily by using the funds from tax-deferred exchanges and our line of credit, and have been accounted for as asset acquisitions. Timberland dispositions during 2008 were approximately 314,000 acres, of which 223,000 acres were located in the Northern Resources Segment and 91,000 acres were located in the Southern Resources Segment. Additionally during 2008, approximately 454,000 acres located in the Southern Resources Segment were contributed to a timberland venture in exchange for an equity interest. See Note 2 of the Notes to Consolidated Financial Statements.

116 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Included in the 223,000 acres of Northern Resources timberland dispositions is approximately 130,000 acres sold in Montana during 2008 for proceeds of $150 million which is part of a multi-period contract. The total contract price is $489 million and covers approximately 310,000 acres in Montana which will be sold over a three-year period. In connection with this transaction we also entered into a fiber supply agreement for these timberlands (for up to 15 years) at market-based prices for our manufacturing facilities. Real Estate Segment revenue for 2008 includes $150 million in connection with the first closing and was recognized in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and FAS 66, Accounting for Sales of Real Estate.

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

The Operating Partnership’s Real Estate Segment consists of sales of higher value timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income. Impairment losses recorded for the potential sale of non-strategic timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2008	2007	2006

Impairment Losses	$1	$1	$2
Book Basis of Property	$3	$8	$5

During the third quarter of 2007, the Operating Partnership’s Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires on approximately 41,000 acres in Montana.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2008	December 31, 2007

Land, Buildings and Improvements	$92	$88
Machinery and Equipment	310	312

	402	400
Accumulated Depreciation	(225)	(198)

Property, Plant and Equipment, net	$177	$202

PLUM CREEK 2008 FORM 10-K | 117

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

During the second quarter of 2008, the Operating Partnership updated its outlook for its lumber business as a result of a steeper decline in housing starts than previously forecasted. As a result of the significant decline in housing starts and the expectation for continued weak lumber prices, the Operating Partnership concluded that certain of its lumber manufacturing assets were impaired. During the second quarter of 2008, the Operating Partnership recorded an impairment charge of $10 million related to these lumber manufacturing assets. For the year ended December 31, 2008, the impairment loss is reflected in the operating income of our Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in our Consolidated Statements of Income. The fair value of the impaired assets was estimated based on expected future cash flows discounted at a risk-adjusted rate of interest.

NOTE 6. INCOME TAXES

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

The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $2.3 billion at December 31, 2008. Plum Creek’s wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

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

In connection with Plum Creek Timber Company Inc.’s merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2008, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, Plum Creek remeasures the amount of deferred income taxes needed in connection with expected sales of timberlands subject to the built-in gains tax each quarterly reporting period. Based on projected timberland sales subject to the built-in gains tax for the period January 1, 2009 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds

118 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

in like-kind properties, it is estimated that Plum Creek needs a deferred tax liability of approximately $4 million. As a result, no adjustment to the deferred tax liability associated with built-in gains tax was made in 2008, 2007, or 2006.

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the Operating Partnership’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the Operating Partnership’s higher and better use timberlands.

The provision for income taxes consists of the following for the years ended December 31 (in millions):

	2008	2007	2006

Current Income Taxes:
Federal	$(15)	$6	$11
State	(3)	1	2
Deferred Income Taxes:
Federal	(8)	(9)	–
State	(1)	(1)	–

Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(27)	$(3)	$13

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

	2008	2007	2006

Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$72	$97	$115
REIT Income not Subject to Federal Tax	(97)	(93)	(100)
State Income Tax Expense (Benefit), net of Federal Benefit	(4)	–	1
Built-In Gains Tax	5
Tax Audit Settlements	(2)	–	–
Permanent Book-Tax Differences	(1)	(7)	(3)

Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(27)	$(3)	$13

Total income tax expense (benefit) was allocated as follows for the years ended December 31 (in millions):

	2008	2007	2006

Income from Continuing Operations	$(27)	$(3)	$13
Gain on Sale of Properties	–	–	–
Cumulative Effect of Accounting Change	–	–	1
Other Comprehensive Income	(10)	4	(5)
Additional Capital (Share-Based Compensation)	(2)	(1)	–

Total Income Tax Expense (Benefit)	$(39)	$–	$9

PLUM CREEK 2008 FORM 10-K | 119

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries and for the assets of the REIT’s operating partnerships that are subject to built-in gains. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2008	2007

Deferred Income Tax Assets:
Accrued Compensation	$10	$9
Accrued Pension Benefits	11	7
Timber and Timberlands	4	4
Accrued Worker’s Compensation Benefits	5	5
Inventory Reserves and Write-downs	6	–
Other Accruals and Reserves	4	2

	40	27

Deferred Income Tax Liabilities:
Machinery and Equipment	(33)	(40)

	(33)	(40)

Deferred Income Tax Asset (Liability), net	$7	$(13)

The net deferred income tax asset (liability) is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2008	2007
Current Deferred Income Tax Asset	$11	$7
Non Current Deferred Income Tax Liability	$(4)	$(20)

Deferred Income Tax Asset (Liability), net	$7	$(13)

The Operating Partnership adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. The adoption of this standard did not result in a change to our beginning equity. As of December 31, 2008 and December 31, 2007, the Operating Partnership did not have any liabilities for unrecognized tax benefits. Additionally, there are no open tax years for Plum Creek Timber Company, Inc. prior to 2005.

The Operating Partnership recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in its Consolidated Statements of Income. During the years ended December 31, 2008, 2007 and 2006, we recorded less than $1 million each in the Consolidated Statements of Income for interest related to income taxes. Furthermore, at December 31, 2008, we have no accrued interest related to income taxes. At December 31, 2007, we had accrued interest of $2 million.

120 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

NOTE 7. BORROWINGS

Outstanding borrowings consist of the following (in millions):

	December 31, 2008	December 31, 2007

Senior Notes due 2009, 8.73% plus unamortized premium of $1.0 at 12/31/08, effective rate of 7.10%	$110	$153

Senior Notes due 2011, mature serially 2009 to 2011, 7.67% to 7.83%, plus unamortized premium of $0.1 at 12/31/08, effective rates of 7.43% to 7.83%	98	100

Term Credit Agreement due 2012, 0.92% at 12/31/08, based on LIBOR plus 0.45%.	350	350

Term Credit Agreement due 2012, 1.47% at 12/31/08, based on LIBOR plus 1.00%.	250	–

Senior Notes due 2013, mature serially 2010 to 2013, 5.48% to 6.18%	227	280

Senior Notes due 2013, mature serially 2011 to 2013, 7.66% to 7.76%, less unamortized discount of $2.8 at 12/31/08, effective rates of 7.95% to 8.05%	359	441

Senior Notes due 2015, 5.875% less unamortized discount of $5.4 at 12/31/08, effective rate of 6.09%	458	518

Senior Notes due 2016, mature serially 2010 to 2016, 7.97% to 8.05%	99	125

Line of Credit maturing 2011, 0.81% at 12/31/08, based on LIBOR plus 0.425%.	231	556

Total Long-Term Debt	2,182	2,523

Less: Current Portion	(158)	(147)

Long-Term Portion	$2,024	$2,376

Line of Credit. The Operating Partnership has a $750 million revolving line of credit agreement that matures in June 2011. As of December 31, 2008, the weighted-average interest rate for the borrowings on the line of credit was 0.81%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2008, we had $231 million of borrowings and $13 million of standby letters of credit outstanding; $506 million remained available for borrowing under our line of credit. As of January 21, 2009, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreements. On March 28, 2008, the Operating Partnership entered into a $250 million term credit agreement that matures in June 2012. As of December 31, 2008, the interest rate for the $250 million term credit agreement was 1.47%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. The $250 million term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit, and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

On June 15, 2007, the Operating Partnership entered into a $350 million term credit agreement that matures in June 2012. As of December 31, 2008, the interest rate for the term credit agreement was 0.92%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants similar to those of our revolving line of credit and allows prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

PLUM CREEK 2008 FORM 10-K | 121

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Senior Notes. The Senior Notes of the Operating Partnership are unsecured. The Senior Notes due 2011 are not redeemable prior to maturity. The remaining Senior Notes are redeemable prior to maturity subject to a premium on redemption, which is based upon interest rates of United States Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $235 million at December 31, 2008 and $169 million at December 31, 2007.

At December 31, 2008, Plum Creek Timberlands L.P. has publicly issued and outstanding $463 million aggregate principal amount of its 5.875% Senior Notes pursuant to a shelf registration statement. The Senior Notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. Under the shelf registration statement, Plum Creek Timber Company, Inc. may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and Plum Creek Timberlands, L.P., may offer and sell debt securities. The company intends to maintain a shelf registration statement with respect to such securities.

The Senior Notes due in 2015 are structurally subordinated to all debt and liabilities of the Operating Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2008, the total amount of debt and liabilities of the Operating Partnership’s subsidiaries was $850 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Operating Partnership’s business or other similar process, the assets of the Operating Partnership’s subsidiaries will be available to pay the amounts due on the Senior Notes due in 2015 only after the indebtedness of the Operating Partnership’s subsidiaries has been repaid in full.

Debt Payments. During 2008, the Operating Partnership made debt principal payments totaling $255 million. In addition to scheduled debt payments of $147 million, the Operating Partnership prepaid, without prepayment premiums, approximately $58 million of principal for several of its outstanding Senior Notes during 2008. The largest principal prepayment was $41 million for the Senior Notes due 2009. Also during 2008, the Operating Partnership paid approximately $50 million to retire $62 million of principal for Senior Notes due in 2015. As a result, the Operating Partnership recognized a gain in 2008 of $11 million which was net of the associated unamortized discount and debt issuance costs. The $11 million gain is classified as Gain on Extinguishment of Debt on the Consolidated Statements of Income. During 2007, the Operating Partnership made debt principal payments totaling $123 million.

Debt Maturities. The aggregate maturities on all debt agreements and the line of credit are as follows as of December 31, 2008 (in millions):

Maturity	Debt Agreements	Line of Credit	Total

2009	$158	$–	$158
2010	55	–	55
2011	415	231	646
2012	602	–	602
2013	249	–	249
Thereafter	472	–	472

Total	$1,951	$231	$2,182

Debt Covenants. The Operating Partnership’s Term Credit Agreements, Senior Notes and Line of Credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness on behalf of Plum Creek and making restricted payments to Plum Creek (for payments of cash dividends or stock repurchases by Plum Creek). The borrowing agreements limit our ability to make restricted payments (see Note 9 of

122 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

the Notes to Consolidated Financial Statements) based on available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets or the contribution of properties to a joint venture. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership was in compliance with all of our borrowing agreement covenants as of December 31, 2008.

NOTE 8. FAIR VALUE MEASUREMENTS

The Operating Partnership’s fair value measurements of its financial instruments, measured on a recurring basis, are categorized as Level 1 measurements under the SFAS 157 hierarchy. A Level 1 valuation is based on quoted prices in active markets at the measurement date for identical unrestricted assets or liabilities. Summarized below are the Level 1 assets reported in the Operating Partnership’s financial statements at fair value, measured on a recurring basis, as of December 31, 2008 (in millions):

	Balance at December 31, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)

Cash EquivalentsA	$346	$346
Investment in Grantor Trusts	25	25

Total	$371	$371

A	Included in the $369 million of Cash and Cash Equivalents on the Consolidated Balance Sheet at December 31, 2008.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $20 million and $19 million at December 31, 2008 and 2007, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income. See Note 9 of the Notes to Consolidated Financial Statements. Realized gains were $1 million in both 2008 and 2007 and less than $1 million in 2006. See Note 10 of the Notes to Consolidated Financial Statements for discussion of the Operating Partnership’s Pension Plans.

Due to the significant declines in the U.S. equity markets during the second half of 2008, the Operating Partnership recognized an other than temporary impairment of $2 million on these investments at December 31, 2008. The impairment is reported in Other Operating Income (Expense), net in the Consolidated Statements of Income.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $5 million at December 31, 2008 and $8 million at December 31, 2007. Unrealized holding gains and losses related to mutual fund investments were $2

PLUM CREEK 2008 FORM 10-K | 123

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

million in losses at December 31, 2008 and $1 million in gains at December 31, 2007. The change in unrealized holding gains and losses has been recognized in the Operating Partnership’s Consolidated Statements of Income resulting in a loss of $3 million in 2008 and a gain of less than $1 million in both 2007 and 2006. Realized gains and losses were less than $1 million in 2008, 2007, and 2006. Deferred compensation obligations are included in Other Liabilities and were $5 million at December 31, 2008 and $8 million at December 31, 2007.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $2.05 billion and $2.60 billion at December 31, 2008 and 2007, respectively, and the carrying amount was $2.18 billion and $2.52 billion at December 31, 2008 and 2007, respectively. The fair value of the Operating Partnership’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes. The fair value of the Operating Partnership’s other Senior Notes is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

NOTE 9. PARTNERS’ CAPITAL

On October 1, 2008, PC Ventures I, LLC (“PC Ventures”), a 100% wholly-owned subsidiary of Plum Creek Timber Company, Inc., borrowed $783 million from an entity in which a subsidiary of the Operating Partnership has an equity interest. See Note 2 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a Series T-1 Redeemable Preferred Limited Partnership Interest in the Operating Partnership (“Series T-1 Preferred Interest”). The Operating Partnership has no ownership interest in PC Ventures.

The Series T-1 Preferred Interest provides for a return of 7.375% per annum (approximately $58 million) on its contributed capital of $783 million. Distributions are payable on February 15th, May 15th, August 15th, and November 15th each year. The Series T-1 Preferred Interest is redeemable upon liquidation of the Operating Partnership. The Series T-1 Preferred Interest has a preference in liquidation over the Common Limited Partnership Interests (Partners’ Capital) to the extent the Operating Partnership has available assets to distribute to the Series T-1 Preferred Interest.

Under the terms of our note agreements and line of credit (see Note 7 of the Notes to Consolidated Financial Statements), the Operating Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. and PC Ventures. Subject to certain restrictions, the Operating Partnership can make loans or advances to Plum Creek Timber Company, Inc. and PC Ventures. Based on these provisions, the Operating Partnership could distribute or advance the cash on its balance sheet as of December 31, 2008, or $369 million, all of which is considered unrestricted assets. At December 31, 2008, the Operating Partnership and its consolidated subsidiaries had net assets of $1,572 million of which $1,203 million was restricted from being transferred by the Operating Partnership to Plum Creek Timber Company, Inc. and PC Ventures.

As of December 31, 2008, the undistributed earnings included in partnership capital from an entity accounted for by the equity method were $15 million. At December 31, 2007, the Operating Partnership did not have any undistributed earnings included in partnership capital.

124 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Comprehensive Income

Comprehensive income includes net income, adjustments pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount

December 31, 2006
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$317
Unrealized Holding Gains	$2	$–	2

Total Comprehensive Income			$319

December 31, 2007
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$282
Unrealized Holding Gains	$1	$–	1
Less: Reclassification to Net Income	(1)	–	(1)
Defined Benefit Plans:
Actuarial Gain	14	4	10
Less: Reclassification to Net Income	1	–	1
Prior Service Cost	1	–	1

Total Comprehensive Income			$294

December 31, 2008
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$247
Unrealized Holding Losses	$(6)	$–	(6)
Less: Reclassification to Net Income for Impairment Loss and Realized Losses on Available-for-Sale Securities	2	–	2
Defined Benefit Plans:
Actuarial Loss	(39)	(10)	(29)
Less: Reclassification to Net Income	–	–	–

Total Comprehensive Income			$214

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2008	2007

Net Unrealized Holding Gains	$–	$4
Defined Benefit Plans: Net Loss	(31)	(2)

	$(31)	$2

PLUM CREEK 2008 FORM 10-K | 125

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

NOTE 10. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan. Plum Creek Timberlands, L.P. sponsors defined benefit pension plans that cover substantially all employees of the Operating Partnership. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This Statement requires recognition of the funded status of benefit plans in the balance sheet, with changes in funded status recognized in comprehensive income within partnership capital. We adopted SFAS No. 158 on December 31, 2006. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2008	2007

Change In Benefit Obligation
Benefit Obligation at Beginning of Period	$110	$120
Service Cost	6	6
Interest Cost	7	7
Amendment	–	(1)
Actuarial (Gain) Loss	12	(12)
Benefits Paid	(7)	(10)

Benefit Obligation at End of Period	$128	$110

Change In Plan Assets
Fair Value of Plan Assets at Beginning of Period	$85	$86
Actual Return on Plan Assets	(22)	7
Employer Contributions	30	2
Benefits Paid	(7)	(10)

Fair Value of Plan Assets at End of Period	86	85

Funded Status—December 31	$(42)	$(25)

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The non-qualified plan assets held in the grantor trust were $20 million and $19 million at December 31, 2008 and December 31, 2007, respectively.

The unfunded status of our plans of $42 million at December 31, 2008, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $39 million. The unfunded status of our plans of $25 million at December 31, 2007, is recognized in our Consolidated Balance Sheet as a current liability of $2 million and long-term pension liability of $23 million. The actuarial gain and loss reflected in the change in the benefit obligation is primarily due to changes in interest rate assumptions. The accumulated benefit obligation for both the qualified and non-qualified plans was $117 million and $95 million at December 31, 2008 and December 31, 2007, respectively. Including non-qualified plan assets held in a grantor trust (see below), total assets related to pension plans were $106 million and $104 million at December 31, 2008 and December 31, 2007, respectively.

The Operating Partnership maintains a qualified defined benefit pension plan and two non-qualified defined benefit pension plans. Assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, pension assets for the non-qualified plans are not considered plan assets, and therefore, have not been netted against our pension liability. Pension assets for the non-qualified plans are included in “Investment in Grantor Trusts” and the related pension liability is included in “Other Liabilities” and “Other Current Liabilities” in our Consolidated Balance Sheets. At December 31, 2008 and 2007, the accumulated

126 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

benefit obligation for the non-qualified plans was $22 million and $18 million, respectively, and the fair value of assets held in a grantor trust associated with the non-qualified plans was $20 million and $19 million at December 31, 2008 and December 31, 2007, respectively.

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2008, the Operating Partnership contributed $30 million to the qualified pension plan and contributed $7 million to its grantor trust associated with the non-qualified plans. Due primarily to the extraordinary declines in equity investments during 2008, the accumulated benefit obligation of the qualified pension plan exceeds plan assets by $9 million at December 31, 2008. There was no funding of the qualified plan during 2007 as the plan assets exceeded the accumulated benefit obligation. Based on current interest rates and expected returns, the Operating Partnership expects 2009 contributions to the qualified pension plan to range between $0 and $16 million. During 2009, the Operating Partnership expects to contribute between $0 and $4 million to its grantor trust associated with the non-qualified plans.

The components of pension cost recognized in net income before allocation to series T-1 preferred interest and partners are as follows for the years ended December 31 (in millions):

	2008	2007	2006
Service Cost	$6	$6	$6
Interest Cost	7	7	7
Expected Return on Plan Assets	(6)	(6)	(6)
Recognized Actuarial Loss	–	1	1

Total Pension Cost	$7	$8	$8

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2008	2007	2006
Net Loss (Gain)	$39	$(14)	$	n/a
Prior Service Cost (Credit)	–	(1)		n/a
Amortization of Net Loss	–	(1)		n/a

Total Recognized in Other Comprehensive Income	$39	$(16)	$	n/a

Total Recognized in Comprehensive Income	$46	$(8)	$	n/a

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2008	2007
Net Loss (Gain)	$43	$3
Prior Service Cost (Credit)	$(1)	$–
Deferred Tax Benefit	$(11)	$(1)

PLUM CREEK 2008 FORM 10-K | 127

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

During 2009, we expect approximately $2 million of net actuarial loss and prior service cost to be recognized as a component of pension cost from the amortization of these amounts.

Weighted-average assumptions used to determine benefit obligation:

	December 31, 2008	December 31, 2007

Discount Rate	6.85%	6.75%
Rate of Compensation Increase	3.70%	3.70%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2008	2007	2006

Discount Rate	6.75%	5.90%	5.75%
Expected Long-Term Return on Plan Assets	7.75%	7.75%	7.75%
Rate of Compensation Increase	3.70%	3.70%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2008 and 2007.

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

The following table presents expected future benefit payments projected based on the same assumptions used by the Operating Partnership to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments

2009	$11
2010	12
2011	11
2012	17
2013	12
2014 through 2018	65

128 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Plan assets were allocated as follows:

	December 31, 2008	December 31, 2007

Large Capitalization Domestic Equities	32%	32%
Small and Mid-Size Capitalization Domestic Equities	14%	14%
International Equities	20%	20%
Fixed Income	33%	34%
Cash	1%	–%

Total	100%	100%

It is the Operating Partnership’s investment policy to achieve maximum returns at a reasonable risk for pension assets over a full market cycle. The Operating Partnership uses eight fund managers to capture favorable returns in various asset classes and to diversify risk. At December 31, 2008, target allocations for the various asset classes are as follows:

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

Over a full market cycle, the investment goal for large capitalization domestic equities is to exceed the applicable benchmark (e.g., S&P 500 Index) by one-half of one percent per annum, and the investment goal for small and mid-size capitalization domestic equities and international equities is to exceed the applicable benchmark (e.g., Russell 2000 Value Index) by one percent per annum. The investment goal for fixed income investments is to exceed the applicable benchmark (e.g., Barclays Capital Aggregate Bond Index) by one-quarter of one percent per annum. The investment goals are net of related fees.

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

The employer match was 100% for 2008, 2007 and 2006. Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $6 million in 2008, 2007 and 2006.

Other Benefit Plans. Certain executives and key employees of the Operating Partnership participate in incentive benefit plans, which provide for the granting of shares and/or cash bonuses upon meeting performance objectives. See Note 11 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2008 FORM 10-K | 129

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

NOTE 11. SHARE–BASED COMPENSATION PLANS

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

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of Plum Creek Timber Company, Inc. common stock reserved and eligible for issuance. At December 31, 2008, 4.4 million shares of the 12.4 million reserved shares have been used and, therefore, 8.0 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards and dividend equivalents. The number of shares to be issued in connection with value management awards and dividend equivalents is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2008:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)

Balance at January 1, 2008	2,350,522	$32.92
Granted	546,425	42.98
Exercised/Surrendered	(469,401)	29.04
Cancelled/Forfeited	(21,676)	40.23

Outstanding, December 31, 2008	2,405,870	$35.89	6.9	$5

Vested or Expected to Vest, December 31, 2008	2,170,741	$35.49	6.8	$5

Exercisable, December 31, 2008	1,239,203	$31.46	5.3	$5

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2008	2007	2006

Proceeds from Stock Options Exercised	$14	$8	$7
Intrinsic Value of Stock Options Exercised	$9	$6	$5
Tax Benefit Related to Stock Options Exercised	$1.9	$0.8	$0.2

130 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2008	2007	2006

Expected Term (years)	6	6	6
Risk-Free Interest Rate	3.0%	4.8%	4.5%
Volatility	23.2%	22.2%	23.1%
Dividend Yield	3.9%	4.2%	4.5%
Weighted-Average Measurement Date Fair Value	$6.92	$7.20	$6.10

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the Plum Creek with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests between six months and three years from the grant date. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2008, 2007 and 2006 were $43.28, $40.85 and $35.98, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the year ended December 31, 2008:

	Shares	Weighted- Average Grant Date Fair Value

Balance at January 1, 2008	35,500	$36.68
Granted	16,750	$43.28
Vested	(49,500)	$38.68
Forfeited	–	$–

Balance at December 31, 2008	2,750	$40.48

The total fair value of restricted stock awards that vested during the years ended December 31, 2008 and 2007 was approximately $2 million. The total fair value of restricted stock awards that vested during the year ended December 31, 2006 was less than $1 million.

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. No restricted stock units were awarded prior to 2006. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2008, 2007 and 2006 was $43.10, $40.37 and $35.63, respectively. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

PLUM CREEK 2008 FORM 10-K | 131

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Restricted stock unit activity was as follows for the year ended December 31, 2008:

	Units	Weighted- Average Grant Date Fair Value

Balance at January 1, 2008	172,031	$38.70
Granted	100,640	$43.10
Vested	(40,897)	$38.31
Forfeited	(4,286)	$39.59

Balance at December 31, 2008	227,488	$40.70

The total fair value of restricted stock units that vested during the year ended December 31, 2008 was approximately $2 million. The total fair value of restricted stock units that vested during the years ended December 31, 2007 and 2006 was less than $1 million each.

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

Value management awards activity was as follows for the year ended December 31, 2008:

Units

Balance at January 1, 2008	153,640
Grants	73,705
Payments	(36,865)
Forfeitures	(3,935)

Balance at December 31, 2008	186,545

132 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2008 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2006 to 2008	52,780	$10.6	$–	$10.6
2007 to 2009	61,270	$11.3	$3.4	$12.3
2008 to 2010	72,495	$10.2	$5.6	$14.5

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date

2006 to 2008	$200	$10.6	1st Quarter 2009
2005 to 2007	$170	$6.3	1st Quarter 2008
2004 to 2006	$74	$2.5	1st Quarter 2007

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

PLUM CREEK 2008 FORM 10-K | 133

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

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2008 (dollars in millions):

Performance Period	Outstanding Units	Fair ValueA	Unrecognized Compensation Expense	Maximum Award ValueB

2004 to 2008	316,124	$2.0	$–	$2.0
2005 to 2009	344,561	$1.2	$0.2	$2.1

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is calculated based on earned dividends to date plus potential future unearned dividends assuming a quarterly dividend rate of $0.42 per share.

Presented below is a summary of earned and paid (primarily in cash) dividend equivalent rights for the following five-year performance periods:

Performance Period	Total Payout (millions)	Payment Date

2004 to 2008	$2.0	1st Quarter 2009
2003 to 2007	$3.0	1st Quarter 2008
2002 to 2006	$1.7	1st Quarter 2007
2001 to 2005	$3.0	1st Quarter 2006

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

Fair values for value management awards and dividend equivalents are computed based on Plum Creek’s historical relative total shareholder return compared to the Peer Group from the beginning of the performance period to the end of the most recent quarter, and its simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of Plum Creek and the Peer Group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of Plum Creek’s and the Peer Group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield. Additionally, the fair value of dividend equivalents

134 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

assumes that the current quarterly dividend of Plum Creek’s common stock of $0.42 per share will remain constant through the end of the performance period.

Accounting for Share-Based Compensation. The Operating Partnership expenses share-based employee compensation in accordance with the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified-prospective method adopted by the Operating Partnership on January 1, 2006, share-based employee compensation cost is recognized using the fair value method for all employee awards granted, modified, or settled on or after January 1, 2006 (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was approximately $18 million, $20 million and $9 million for the years ended December 31, 2008, 2007, and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, the Operating Partnership recognized $4 million, $5 million and $2 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2008, there was $20 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

PLUM CREEK 2008 FORM 10-K | 135

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

NOTE 12. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2008	December 31, 2007
Other Current Assets
Prepaid Expenses	$10	$9
Notes Receivable	–	9
Other	1	3

	$11	$21

Other Non-Current Assets
Real Estate Development Properties	$18	$16
Unamortized Debt Issue Costs	8	6
Deposits	6	7
Notes Receivable	6	1
Other	4	–

	$42	$30

Other Current Liabilities
Long-Term Incentive Compensation	$13	$9
Accrued Pension Liability	3	2
Other	5	7

	$21	$18

Other Non-Current Liabilities
Timber Obligations	$7	$9
Deferred Compensation	6	9
Long-Term Incentive Compensation	11	11
Accrued Pension Liability	39	23
Deferred Revenue from Long-Term Gas Leases	12	–
Other	16	13

	$91	$65

NOTE 13. COMMITMENTS AND CONTINGENCIES

Contingencies. The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided the Operating Partnership with information about the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. A remediation plan has not yet been approved. The Operating Partnership believes that it has strong defenses in the matter. Furthermore, to the extent the Operating Partnership is required to indemnify Georgia-Pacific for its share of the remediation costs, the Operating Partnership may be able to recover all or a portion of its cost from Georgia-Pacific’s insurance policy, or indemnity obligations of the various

136 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

lessees that conducted mining operations on the property, or both. The Operating Partnership believes it will be successful in defending the claim. If the Operating Partnership is not successful in defending this claim, we believe that any loss would not be material to our financial position or results of operations.

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

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2010 through 2023, with various renewal options by either party for periods ranging from 3 years to 15 additional years.

Lease Commitments. The Operating Partnership leases buildings and equipment under non–cancelable operating lease agreements. The Operating Partnership leases certain timberlands in which the Operating Partnership acquired title to the standing timber at the inception of the lease. Operating lease expense was $7 million in 2008, 2007 and 2006. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2008 (in millions):

	Operating Leases	Timber Obligations
2009	$5	$1
2010	4	1
2011	3	1
2012	3	1
2013	3	1
Thereafter	4	2

Total	$22	$7

NOTE 14. RELATED PARTY TRANSACTIONS

Transactions with Parent. The Operating Partnership’s parent, Plum Creek Timber Company, Inc., provides share-based compensation plans that cover employees of the Operating Partnership (see Note 11 of the Notes to Consolidated Financial Statements). All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all share-based compensation expense is allocated to the Operating Partnership.

Transactions with Other Related Parties. On October 1, 2008, the Operating Partnership contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“SDT”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. During 2008, the Operating Partnership recorded its share of equity earnings from SDT of $15 million, which includes $1 million of amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of SDT’s net assets. No distributions were made by SDT to the Operating Partnership during 2008. See Note 2 of the Notes to Consolidated Financial Statements.

On October 1, 2008, PC Ventures I, LLC (“PC Ventures”), a 100% wholly-owned subsidiary of Plum Creek Timber Company, Inc., borrowed $783 million from SDT. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a Series T-1 Redeemable Preferred Limited Partnership Interest. See Note 9 of the Notes to Consolidated Financial Statements. For the year ended December 31, 2008, the Operating Partnership made cash distributions of $7 million to PC Ventures.

PLUM CREEK 2008 FORM 10-K | 137

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

NOTE 15. SEGMENT INFORMATION

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

Northern Resources Segment. The Northwest Resource region, the Lake States Resource region and the Northeast Resource region are aggregated into the Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly to Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to our lumber and plywood mills (which are part of the Manufactured Products Segment). Hardwood sawlogs are sold primarily to furniture manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands, including, from time to time, the sale of large blocks of timberlands. We estimate that included in the Operating Partnership’s 7.4 million acres of timberlands are approximately 1.5 million acres of higher value timberlands, which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.5 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 350,000 acres we expect to sell for conservation and approximately 200,000 acres that may be developed by our real estate development business. In addition, the Operating Partnership has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be used productively in our business of growing and selling timber.

Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. Properties developed internally by the Operating Partnership will generally be low-intensity development limited to obtaining entitlements and occasionally investing in infrastructure such as roads and utilities. Larger and more complicated projects needing more invested capital may be developed through third party ventures.

Manufactured Products Segment. The lumber, plywood and medium density fiberboard (MDF) businesses are aggregated into the Manufactured Products Segment. The Manufactured Products Segment consists of four lumber mills (of which one mill will be permanently closed in 2009), two plywood mills, two MDF facilities, one lumber remanufacturing facility in Montana, and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a

138 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

lesser extent, for export primarily to Canada. Residual chips that are not used internally are sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2008	2007	2006

Lumber	$144	$180	$203
Plywood	111	128	137
MDF	150	163	153

Total	$405	$471	$493

Other Segment. The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

The Operating Partnership evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the Operating Partnership does not produce such information internally.

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern ResourcesA	Southern Resources	Real EstateB	Manufactured ProductsC	Other	TotalD
2008
External Revenues	$291	$461	$432	$405	$25	$1,614
Intersegment Revenues	56	–	–	–	–	56
Export Revenues	12	–	–	29	–	41
Depreciation, Depletion and Amortization	37	58	1	34	–	130
Basis of Real Estate Sold	–	–	149	–	–	149
Operating Income (Loss)	41	128	245	(44)	23	393

2007
External Revenues	$290	$492	$402	$471	$20	$1,675
Intersegment Revenues	71	–	–	–	–	71
Export Revenues	13	–	–	30	–	43
Depreciation, Depletion and Amortization	42	58	–	29	–	129
Basis of Real Estate Sold	–	–	108	–	–	108
Operating Income	58	161	250	2	17	488

2006
External Revenues	$328	$479	$308	$493	$19	$1,627
Intersegment Revenues	85	–	–	–	–	85
Export Revenues	20	–	–	27	–	47
Depreciation, Depletion and Amortization	36	57	–	30	–	123
Basis of Real Estate Sold	–	–	85	–	–	85
Operating Income	105	178	178	22	16	499

PLUM CREEK 2008 FORM 10-K | 139

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

A

During 2007, the Northern Resources Segment recognized a loss of $4 million related to forest fire damage, which is included in depreciation, depletion and amortization in the consolidated financial statements.

B

The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million in both 2008 and 2007 and $2 million in 2006. Impairments are recognized as part of cost of goods sold and reflected as part of operating income.

C

For the year ended December 31, 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. Also for the year ended December 31, 2008, the Manufactured Products Segment Operating Income (Loss) included a $7 million inventory write-down and a $9 million loss on purchase commitments. See Notes 3 and 5 of the Notes to Consolidated Financial Statements.

D	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $5 million for 2008, 2007 and 2006.

A reconciliation of total segment operating income to consolidated income before income taxes is presented below for the years ended December 31 (in millions):

	2008	2007	2006

Total Segment Operating Income	$393	$488	$499
Corporate and Other Unallocated Expenses	(64)	(64)	(53)
Gain from Canadian Lumber Settlement	–	–	14
Other Operating Income (Expense), net	(1)	–	1

Operating Income	328	424	461
Equity Earnings from Timberland Venture	15	–	–
Total Interest Expense, net	(134)	(147)	(133)
Gain on Extinguishment of Debt	11	–	–

Income before Income Taxes	$220	$277	$328

Intersegment sales prices are determined at least quarterly, based upon estimated market prices and terms in effect at the time. Export revenues in 2008, 2007 and 2006 consisted of log sales to Canada, as well as manufactured product sales, primarily to Canada and Mexico. The Operating Partnership does not hold any long-lived foreign assets.

Segment revenues from sales to our largest customer were as follows for the years ended December 31 (in millions):

	2008	2007	2006

Northern Resources	$12	$7	$4
Southern Resources	122	137	160

Total	$134	$144	$164

140 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes To Consolidated Financial Statements (continued)

NOTE 16. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(IN MILLIONS)	1st Quarter	2nd Quarter	3rd Quarter	4th QuarterA

2008
Revenues	$363	$376	$414	$461
Gross Profit	96	90	131	140
Operating Income	69	57	99	103
Net Income Available to Common Interest Partners	38	31	69	95

2007
Revenues	$369	$395	$407	$504
Gross Profit	105	126	129	191
Operating Income	77	94	98	155
Income From Continuing Operations	45	58	59	117
Net Income Available to Common Interest Partners	45	60	59	118

A

During the fourth quarter of 2008, the Operating Partnership paid approximately $50 million to retire $62 million in debt for senior notes due in 2015. The Operating Partnership recognized a gain in 2008 of $11 million which was net of unamortized discount and debt issuance costs, in connection with the extinguishment of this debt. This gain is classified as Gain on Extinguishment of Debt on the Consolidated Statements of Income.

PLUM CREEK 2008 FORM 10-K | 141

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Partners of

Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of income, partnership capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments and as discussed in Note 10 to the consolidated financial statements, in 2006 also changed its method of accounting for its defined benefit plan.

/s/ Ernst & Young LLP

Seattle, Washington

February 25, 2009

142 | PLUM CREEK 2008 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Plum Creek Timber Company, Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 25, 2009

PLUM CREEK 2008 FORM 10-K | 143

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

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst  & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

144 | PLUM CREEK 2008 FORM 10-K

PART III / ITEM 10

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the company’s executive officers, code of ethics and certain other corporate governance matters is presented in Part I of this Form 10-K. Information under the following captions in the company’s 2009 Annual Meeting Proxy Statement is incorporated herein by reference: “Proposal 1—Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “Board of Directors and Corporate Governance—Selection of Nominees to the Board of Directors”; and “Board of Directors and Corporate Governance—Board Committees—Audit Committee”.

ITEM 11. EXECUTIVE COMPENSATION

Information under the following captions in the company’s 2009 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report on Executive Compensation”; and “Board of Directors and Corporate Governance —Director Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is presented in Part II of this Form 10-K. Information under the following captions in the company’s 2009 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation—Equity Compensation Plan Information”; and “ Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the following captions in the company’s 2009 Annual Meeting Proxy Statement is incorporated herein by reference: “Related Party Transactions”; “Compensation Committee Interlocks and Insider Participation”; “Board of Directors and Corporate Governance—Director Independence”; and “Board of Directors and Corporate Governance—Board Committees—Audit Committee”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the following caption in the company’s 2009 Annual Meeting Proxy Statement is incorporated herein by reference: “Independent Auditors—Fees to the Independent Auditors for 2007 and 2008”.

PLUM CREEK 2008 FORM 10-K | 145

PART IV / ITEM 15

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

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated. Exhibits designated by a positive sign (“+”) indicate management contracts or compensatory plans or arrangements.

146 | PLUM CREEK 2008 FORM 10-K

PART IV / ITEM 15

INDEX TO EXHIBITS

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about the company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other parties to the agreement and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;

•

may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999. (Exhibit 2.6 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

2.3	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.4	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

2.5	Real Estate Purchase and Sale Agreement dated as of June 30, 2008, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 30, 2008).

2.6	Third Amendment to Real Estate Purchase and Sale Agreement dated as of January 13, 2009, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed January 15, 2009).

PLUM CREEK 2008 FORM 10-K | 147

PART IV / ITEM 15

Exhibit Designation	Nature of Exhibit

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

4.1	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4	Senior Note Agreement, dated as of October 9, 2001, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party thereto (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and Wells Fargo Bank, National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on July 3, 2006). Amendment Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., and Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of June 29, 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.2	Credit Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, and The Royal Bank of Scotland, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Financial Institutions Party Thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 21, 2007).

148 | PLUM CREEK 2008 FORM 10-K

PART IV / ITEM 15

Exhibit Designation	Nature of Exhibit

10.3	Credit Agreement and Guarantee dated as of October 1, 2008 by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.4	Pledge Agreement dated as of October 1, 2008 between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.5	Form of Primary Insurance Policy (Exhibit 10.3 to Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.6+	Plum Creek Supplemental Benefits Plan (Exhibit 10.B.1 to Form 10-K/A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan. (Exhibit 10.B.1 to Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995). Second Amendment to the Plum Creek Supplemental Benefits Plan (Exhibit 10.3 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2003).

10.7+	Plum Creek Timber Company, Inc. Deferral Plan (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.8+	Director Deferral Election Form (Exhibit 10.3 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.9+	Executive Deferral Election Form (Exhibit 10.4 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.10+	Plum Creek Director Stock Ownership Plan (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.11	Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber, Corp, NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Exhibit 8.3 to Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.12+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).

10.13+	Plum Creek Timber Company, Inc. Amended and Restated Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 29, 2004).

10.14+	Plum Creek Timber Company, Inc. Annual Incentive Plan (Exhibit 10.13 to Form 10-K, File No. 1-10239, for the year ended December 31, 2000). Annual Incentive Plan - Compensation Committee Guidelines for Executive Officers (Form 8-K, File No. 1-10239, filed on April 6, 2006).

10.15+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Years 2000, 2001, 2002 and 2003 (Exhibit 10.5 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.16+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Year 2004 and 2005 (Exhibit 10.2 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2004).

10.17+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on February 8, 2006).

PLUM CREEK 2008 FORM 10-K | 149

PART IV / ITEM 15

Exhibit Designation	Nature of Exhibit

10.18+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2007 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on February 8, 2007).

10.19+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2008 (Exhibit 10.18 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

10.20+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2009.

10.21+	Form of Restricted Stock Unit Award Agreement for Thomas M. Lindquist For Plan Year 2007 (Exhibit 10.17 to Form 10-K, File No. 1-10239, for the year ended December 31, 2006).

10.22+	Form of Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Years 2002 and 2003 (Exhibit 10.16 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.23+	Form of Amendment to Director Stock Option and Dividend Equivalent Right Award Agreement Effective For Plan Years 2002 and 2003 (Exhibit 10.17 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.24+	Form of Amended and Restated Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Year 2004 (Exhibit 10.16 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.25+	Form of Director Stock Award Agreement For Plan Year 2009.

10.26+	Summary of Current Director Compensation (Exhibit 10.22 to Form 10-K, File No. 1-10239, for the year ended December 31, 2006).

10.27+	Form of Director and Officer Indemnity Agreement (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2004).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

150 | PLUM CREEK 2008 FORM 10-K

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

/S/ IAN B. DAVIDSON Ian B. Davidson	Director, Chairman of the Board	February 27, 2009 Date

/S/ RICK R. HOLLEY Rick R. Holley	President and Chief Executive Officer, Director	February 27, 2009 Date

/S/ ROBIN JOSEPHS Robin Josephs	Director	February 27, 2009 Date

/S/ JOHN G. MCDONALD John G. McDonald	Director	February 27, 2009 Date

/S/ ROBERT B. MCLEOD Robert B. McLeod	Director	February 27, 2009 Date

/S/ JOHN F. MORGAN, SR. John F. Morgan, Sr.	Director	February 27, 2009 Date

/S/ JOHN H. SCULLY John H. Scully	Director	February 27, 2009 Date

PLUM CREEK 2008 FORM 10-K | 151

/S/ STEPHEN C. TOBIAS Stephen C. Tobias	Director	February 27, 2009 Date

/S/ MARTIN A. WHITE Martin A. White	Director	February 27, 2009 Date

/S/ DAVID W. LAMBERT David W. Lambert	Senior Vice President and Chief Financial Officer	February 27, 2009 Date

/S/ DAVID A. BROWN David A. Brown	Vice President, Chief Accounting Officer	February 27, 2009 Date

152 | PLUM CREEK 2008 FORM 10-K