Form 10-Q
period 2009-03-31
PLUM CREEK TIMBER CO INC
filed 2009-05-05
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, as of April 30, 2009 was 162,807,058.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended March 31,
(In Millions, Except Per Share Amounts)	2009	2008

REVENUES:
Timber	$139	$201
Real Estate	268	52
Manufacturing	58	105
Other	5	5

Total Revenues	470	363

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	108	139
Real Estate	95	16
Manufacturing	76	112
Other	—	—

Total Cost of Goods Sold	279	267
Selling, General and Administrative	32	30

Total Costs and Expenses	311	297

Other Operating Income (Expense), net	—	3

Operating Income	159	69

Equity Earnings from Timberland Venture	15	—

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	24	36
Interest Expense (Note Payable to Timberland Venture)	14	—

Total Interest Expense, net	38	36

Gain on Extinguishment of Debt	1	—

Income before Income Taxes	137	33
Benefit for Income Taxes	(20)	(5)

Net Income	$157	$38

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.95	$0.22
Net Income per Share – Diluted	$0.95	$0.22

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	164.7	171.6
– Diluted	164.8	172.1

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(In Millions, Except Per Share Amounts)	2009	2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$355	$369
Accounts Receivable	29	22
Like-Kind Exchange Funds Held in Escrow	3	48
Taxes Receivable	24	23
Inventories	66	74
Deferred Tax Asset	13	11
Real Estate Development Properties	3	4
Assets Held for Sale	79	137
Other Current Assets	17	11

	589	699

Timber and Timberlands, net	3,609	3,638
Property, Plant and Equipment, net	163	177
Equity Investment in Timberland Venture	189	199
Deferred Tax Asset	11	—
Investment in Grantor Trusts (at Fair Value)	22	25
Other Assets	41	42

Total Assets	$4,624	$4,780

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$110	$158
Accounts Payable	32	35
Interest Payable	35	30
Wages Payable	12	28
Taxes Payable	17	18
Deferred Revenue	11	17
Other Current Liabilities	16	21

	233	307

Long-Term Debt	1,736	1,793
Line of Credit	211	231
Note Payable to Timberland Venture	783	783
Deferred Tax Liability	—	4
Other Liabilities	87	90

Total Liabilities	3,050	3,208

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares - 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares - 300.6, Outstanding (net of Treasury Stock) – 162.8 at March 31, 2009 and 166.0 at December 31, 2008	2	2
Additional Paid-In Capital	2,228	2,225
Retained Earnings	237	149
Treasury Stock, at Cost, Common Shares - 24.8 at March 31, 2009 and 21.5 at December 31, 2008	(860)	(773)
Accumulated Other Comprehensive Income (Loss)	(33)	(31)

Total Stockholders’ Equity	1,574	1,572

Total Liabilities and Stockholders’ Equity	$4,624	$4,780

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$157	$38
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009)	33	33
Basis of Real Estate Sold	89	10
Equity Earnings from Timberland Venture	(15)	—
Distribution from Timberland Venture	25	—
Expenditures for Real Estate Development	—	(3)
Deferred Income Taxes	(17)	(2)
Gain on Extinguishment of Debt	(1)	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	45	(31)
Other Working Capital Changes	(31)	(39)
Other	(1)	(7)

Net Cash Provided By (Used In) Operating Activities	284	(1)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(17)	(13)
Timberlands Acquired	—	(1)

Net Cash Used In Investing Activities	(17)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(69)	(72)
Borrowings on Line of Credit	225	477
Repayments on Line of Credit	(245)	(664)
Proceeds from Issuance of Long-Term Debt	—	250
Principal Payments and Retirement of Long-Term Debt	(105)	(47)
Acquisition of Treasury Stock	(87)	(51)

Net Cash Used In Financing Activities	(281)	(107)

Increase (Decrease) In Cash and Cash Equivalents	(14)	(122)

Cash and Cash Equivalents:
Beginning of Period	369	240

End of Period	$355	$118

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At March 31, 2009, the company owned and managed approximately 7.3 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 7.3 million acres are about 1.5 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2008 Annual Report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements (Adopted during 2009)

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The company adopted SFAS No. 157 for its financial assets and liabilities in the first quarter of 2008 and adopted SFAS 157 for its non-financial assets and liabilities in the first quarter of 2009. The adoption did not result in recognition of a transition adjustment to retained earnings or have a material impact on the company’s financial condition, results of operations or cash flows.

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. The company adopted SFAS No. 141(R) in the first quarter of 2009; this adoption did not have any impact on the company’s financial condition, results of operations or cash flows.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The standard is required to be adopted prospectively and early adoption is not allowed. All consolidated subsidiaries of the company are wholly-owned; and therefore, the adoption of SFAS No. 160 did not have any impact on the company’s financial condition, results of operations or cash flows.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarters ended March 31 (in millions, except per share amounts):

	Quarter Ended March 31,
	2009	2008

Net Income Available to Common Stockholders	$157	$38

Denominator for Basic Earnings per Share	164.7	171.6

Effect of Dilutive Securities – Stock Options	0.1	0.4
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units, Dividend Equivalents and Value Management Plan	—	0.1

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	164.8	172.1

Per Share Amounts:

Net Income Per Share – Basic	$0.95	$0.22
Net Income Per Share – Diluted	$0.95	$0.22

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarters ended March 31 (shares in millions):

	Quarter Ended March 31,
	2009	2008

Number of Options	2.4	0.8
Range of Exercise Prices	$30.70 to $43.23	$39.31 to $43.23
Expiration on or before	February 2019	February 2018

Note 3. Variable Interest Entities

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

The Timberland Venture is a variable interest entity in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). Besides quarterly interest payments on the Note Payable to Timberland Venture, the company has not provided financing or other support to the venture. The venture is financed by a line of credit obtained by the Timberland Venture.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The carrying amount of the investment in the venture is $189 million at March 31, 2009 and $199 million at December 31, 2008, and it is reported in the Consolidated Balance Sheet as Equity Investment in Timberland Venture. The decrease in the investment is a result of a preferred cash distribution of $25 million paid by the Timberland Venture to the company during the first quarter of 2009, offset by an increase in the investment due to recognizing equity earnings. Our maximum exposure to loss is $189 million, the carrying amount of the investment in the venture. Losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 4. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2009	December 31, 2008

Raw Materials (primarily logs)	$18	$23
Work-In-Process	3	3
Finished Goods	32	36

	53	62
Supplies	13	12

Total	$66	$74

Note 5. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2009	December 31, 2008

Timber and Logging Roads, net	$2,418	$2,443
Timberlands	1,191	1,195

Timber and Timberlands, net	$3,609	$3,638

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2009	December 31, 2008
Land, Buildings and Improvements	$86	$92
Machinery and Equipment	308	310

	394	402
Accumulated Depreciation	(231)	(225)

Property, Plant and Equipment, net	$163	$177

The company conducted an analysis to rationalize and consolidate its lumber operations during the first quarter of 2009. The analysis was performed by the company due to the significant and sustained decline in lumber demand along with the company’s expectations for continued weakness in this business. As a result of this analysis, the company concluded that certain of its lumber manufacturing assets were impaired. Consequently, during the first quarter of 2009, the company recorded an impairment charge of $10 million related to these lumber manufacturing assets. The impairment loss is reflected in the operating income of the Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in the Consolidated Statements of Income.

The fair value of the impaired assets was determined by the company using expected future cash flows discounted at a risk-adjusted rate of interest. See Note 10 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At December 31, 2008, the company estimated it needed a deferred tax liability of approximately $4 million based on projected timberland sales subject to the built-in gains tax for the period January 1, 2009 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties. At March 31, 2009, because of a change in tax law the company estimates it needs a deferred tax liability of $1 million in connection with expected sales of timberlands that are subject to the built-in gains tax. Therefore, in accordance with the remeasurement requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the company reduced its deferred tax liability by $3 million during the first quarter of 2009. Furthermore in the first quarter of 2009, because of a change in tax law the company reversed $5 million of tax expense related to built-in gains that had been accrued in 2008.

Note 8. Borrowings

Debt consisted of the following (in millions):

	March 31, 2009	December 31, 2008

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	211	231

Fixed Rate Debt
Senior Notes	1,246	1,351
Note Payable to Timberland Venture	783	783

Total Debt	2,840	2,965

Less: Current Portion	(110)	(158)

Long-Term Portion	$2,730	$2,807

(A)	As of March 31, 2009, the interest rate on the $350 million term credit agreement was 0.97%.

(B)	As of March 31, 2009, the interest rate on the $250 million term credit agreement was 1.52%.

(C)	As of March 31, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.90%. As of March 31, 2009, we had $211 million of borrowings and $14 million of standby letters of credit outstanding; $525 million remained available for borrowing under our $750 million line of credit. As of April 1, 2009, all of the borrowings outstanding under our line of credit were repaid.

During March 2009, the company paid approximately $4 million to retire $5 million of principal for Senior Notes due in 2015. As a result, the company recognized a gain of $1 million which was net of associated unamortized discount and debt issuance costs. The $1 million gain is classified as Gain on Extinguishment of Debt on the Consolidated Statements of Income.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Capital

The changes in the company’s capital accounts were as follows during the first three months of 2009 (in millions):

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity

January 1, 2009	166.0	$2	$2,225	$149	$(773)	$(31)	$1,572

Net Income	—	—	—	157	—	—	157
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	(2)	(2)

Total Comprehensive Income							155

Dividends	—	—	—	(69)	—	—	(69)
Shares Issued under Stock Incentive Plans	0.1	—	1	—	—	—	1
Share-based Compensation	—	—	2	—	—	—	2
Common Stock Repurchased	(3.3)	—	—	—	(87)	—	(87)

March 31, 2009	162.8	$2	$2,228	$237	$(860)	$(33)	$1,574

Note 10. Fair Value Measurements

Summarized below are the assets reported in the company’s financial statements at fair value, measured on a recurring basis, as of March 31, 2009 (in millions):

	Balance at March 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$352	$352
Investment in Grantor Trusts	22	22

Total	$374	$374

(A)	Included in the $355 million of Cash and Cash Equivalents on the Consolidated Balance Sheet at March 31, 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Summarized below are the assets and liabilities reported in the company’s financial statements at fair value, measured on a nonrecurring basis, during the quarter ended March 31, 2009 (in millions):

	Quarter Ended March 31, 2009	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used	$—	$—	$(10)
Timberlands Held for Sale	$25	$25	(1)
Liabilities for Road Maintenance	$7	$7	—

Total			$(11)

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, certain lumber assets with a carrying value of $10 million were written down to their fair value of $0, resulting in an impairment charge of $10 million, which was included in earnings for the quarter ended March 31, 2009. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

In accordance with SFAS No. 144, timberlands held for sale with a carrying amount of $26 million were written down to their fair value (net of estimated selling costs) of $25 million, resulting in a loss of $1 million, which was included in earnings for the quarter ended March 31, 2009. The fair value was determined based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections.

The company has agreements with the federal government under which it is obligated to pay maintenance or replacement costs for certain roads. The company also has obligations under state law to maintain or upgrade certain roads. At March 31, 2009, the company concluded that most of these liabilities could be reasonably estimated. As a result, in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the company recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

Note 11. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2009	2008
Service Cost	$2	$2
Interest Cost	2	1
Expected Return on Plan Assets	(1)	(1)

Total Pension Cost	$3	$2

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Commitments and Contingencies

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other	Total (C)

Quarter Ended March 31, 2009
External Revenues	$56	$83	$268	$58	$5	$470

Intersegment Revenues	1	—	—	—	—	1

Depreciation, Depletion and Amortization	7	11	—	14	—	32

Basis of Real Estate Sold	—	—	89	—	—	89

Operating Income (Loss)	2	20	170	(22)	5	175

Quarter Ended March 31, 2008
External Revenues	$79	$122	$52	$105	$5	$363

Intersegment Revenues	15	—	—	—	—	15

Depreciation, Depletion and Amortization	10	15	—	7	—	32

Basis of Real Estate Sold	—	—	10	—	—	10

Operating Income (Loss)	14	37	33	(9)	5	80

(A)	During 2008, the company negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. Proceeds of $150 million from the first phase were received during the fourth quarter of 2008. Proceeds of $250 million from the second phase were received during the first quarter of 2009. The third and final phase is expected to close in 2010. For the quarter ended March 31, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

(B)	For the quarter ended March 31, 2009, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 6 of the Notes to Consolidated Financial Statements. For the quarter ended March 31, 2008, the Manufactured Products Segment recorded a loss of $4 million related to the write-down of inventory to market, which is included in Manufacturing Cost of Goods Sold in the Consolidated Statements of Income.

(C)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million each for the quarters ended March 31, 2009 and 2008.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2009	2008
Total Segment Operating Income	$175	$80
Corporate and Other Unallocated Expenses	(16)	(14)
Other Operating Income (Expense), net	—	3

Operating Income	159	69
Equity Earnings from Timberland Venture	15	—
Total Interest Expense, net	(38)	(36)
Gain on Extinguishment of Debt	1	—

Income before Income Taxes	$137	$33

Note 14. Subsequent Events

Quarterly Dividend. On May 5, 2009, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on May 29, 2009 to stockholders of record on May 15, 2009.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

The following consolidated financial statements relate to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of March 31, 2009, Plum Creek Timberlands, L.P. has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (debt securities) pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2009	2008

REVENUES:
Timber	$139	$201
Real Estate	268	52
Manufacturing	58	105
Other	5	5

Total Revenues	470	363

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	108	139
Real Estate	95	16
Manufacturing	76	112
Other	—	—

Total Cost of Goods Sold	279	267
Selling, General and Administrative	32	30

Total Costs and Expenses	311	297

Other Operating Income (Expense), net	—	3

Operating Income	159	69

Equity Earnings from Timberland Venture	15	—

Interest Expense, net	24	36

Gain on Extinguishment of Debt	1	—

Income before Income Taxes	151	33
Benefit for Income Taxes	(20)	(5)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	171	38
Net Income Allocable to Series T-1 Preferred Interest	(14)	—

Net Income Available to Common Interest Partners	$157	$38

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	March 31, 2009	December 31, 2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$355	$369
Accounts Receivable	29	22
Like-Kind Exchange Funds Held in Escrow	3	48
Taxes Receivable	24	23
Inventories	66	74
Deferred Tax Asset	13	11
Real Estate Development Properties	3	4
Assets Held for Sale	79	137
Other Current Assets	17	11

	589	699

Timber and Timberlands, net	3,609	3,638
Property, Plant and Equipment, net	163	177
Equity Investment in Timberland Venture	189	199
Deferred Tax Asset	11	—
Investment in Grantor Trusts ($22 at Fair Value)	23	26
Other Assets	41	42

Total Assets	$4,625	$4,781

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$110	$158
Accounts Payable	32	35
Interest Payable	32	23
Wages Payable	12	28
Taxes Payable	17	18
Deferred Revenue	11	17
Other Current Liabilities	16	21

	230	300

Long-Term Debt	1,736	1,793
Line of Credit	211	231
Deferred Tax Liability	—	4
Other Liabilities	88	91

Total Liabilities	2,265	2,419

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	786	790
Partners’ Capital (Common Limited Partnership Interests)	1,574	1,572

Total Partnership Capital	2,360	2,362

Total Liabilities and Partnership Capital	$4,625	$4,781

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income before Allocation to Preferred Partnership Interest and Partners	$171	$38
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009)	33	33
Basis of Real Estate Sold	89	10
Equity Earnings from Timberland Venture	(15)	—
Distribution from Timberland Venture	25	—
Expenditures for Real Estate Development	—	(3)
Deferred Income Taxes	(17)	(2)
Gain on Extinguishment of Debt	(1)	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	45	(31)
Other Working Capital Changes	(27)	(39)
Other	(1)	(7)

Net Cash Provided By (Used In) Operating Activities	302	(1)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(17)	(13)
Timberlands Acquired	—	(1)

Net Cash Used In Investing Activities	(17)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions to Partners	(156)	(123)
Cash Distributions for Series T-1 Preferred Interest	(18)	—
Borrowings on Line of Credit	225	477
Repayments on Line of Credit	(245)	(664)
Proceeds from Issuance of Long-Term Debt	—	250
Principal Payments and Retirement of Long-Term Debt	(105)	(47)

Net Cash Used In Financing Activities	(299)	(107)

Increase (Decrease) In Cash and Cash Equivalents	(14)	(122)

Cash and Cash Equivalents:
Beginning of Period	369	240

End of Period	$355	$118

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

At March 31, 2009, the Operating Partnership owned and managed approximately 7.3 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated ten wood product conversion facilities in the Northwest United States. Included in the 7.3 million acres are about 1.5 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek. Plum Creek has no assets or liabilities other than its ownership interests in Plum Creek Timberlands, L.P. and Plum Creek Ventures I, LLC (“PC Ventures”), a 100% owned subsidiary of Plum Creek. Plum Creek Timber Company, Inc. has no operations other than its investment in these subsidiaries and transactions in its own equity, such as the issuance and/or repurchase of common stock and the receipt of proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2008, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 27, 2009, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting Pronouncements (Adopted during 2009)

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

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which delayed the effective date of SFAS No. 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The Operating Partnership adopted SFAS No. 157 for its financial assets and liabilities in the first quarter of 2008 and adopted SFAS 157 for its non-financial assets and liabilities in the first quarter of 2009. The adoption did not result in recognition of a transition adjustment to retained earnings or have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which is a revision of SFAS No. 141. In general, SFAS No. 141(R) expands the definition of a business and transactions that are accounted for as business combinations. In addition, SFAS No. 141(R) generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. SFAS No. 141(R) is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The standard is required to be adopted prospectively and early adoption is not allowed. The Operating Partnership adopted SFAS No. 141(R) in the first quarter of 2009; this adoption did not have any impact on the Operating Partnership’s financial condition, results of operations or cash flows.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). In general, SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The standard is required to be adopted prospectively and early adoption is not allowed. All consolidated subsidiaries of the Operating Partnership are wholly-owned; and therefore, the adoption of SFAS No. 160 did not have any impact on the Operating Partnership’s financial condition, results of operations or cash flows.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Variable Interest Entities

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

The Timberland Venture is a variable interest entity in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). Besides quarterly interest payments on the loan by PC Ventures, the Operating Partnership has not provided financing or other support to the venture. The venture is financed by a line of credit obtained by the Timberland Venture.

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

The carrying amount of the investment in the venture is $189 million at March 31, 2009 and $199 million at December 31, 2008, and it is reported in the Consolidated Balance Sheet as Equity Investment in Timberland Venture. The decrease in the investment is a result of a preferred cash distribution of $25 million paid by the Timberland Venture to the Operating Partnership during the first quarter of 2009, offset by an increase in the investment due to recognizing equity earnings. Our maximum exposure to loss is $189 million, the carrying amount of the investment in the venture. Losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 3. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2009	December 31, 2008
Raw Materials (primarily logs)	$18	$23
Work-In-Process	3	3
Finished Goods	32	36

	53	62
Supplies	13	12

Total	$66	$74

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2009	December 31, 2008
Timber and Logging Roads, net	$2,418	$2,443
Timberlands	1,191	1,195

Timber and Timberlands, net	$3,609	$3,638

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2009	December 31, 2008
Land, Buildings and Improvements	$86	$92
Machinery and Equipment	308	310

	394	402
Accumulated Depreciation	(231)	(225)

Property, Plant and Equipment, net	$163	$177

The Operating Partnership conducted an analysis to rationalize and consolidate its lumber operations during the first quarter of 2009. The analysis was performed by the Operating Partnership due to the significant and sustained decline in lumber demand along with the Operating Partnership’s expectations for continued weakness in this business. As a result of this analysis, the Operating Partnership concluded that certain of its lumber manufacturing assets were impaired. Consequently, during the first quarter of 2009, the Operating Partnership recorded an impairment charge of $10 million related to these lumber manufacturing assets. The impairment loss is reflected in the operating income of the Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in the Consolidated Statements of Income.

The fair value of the impaired assets was determined by the Operating Partnership using expected future cash flows discounted at a risk-adjusted rate of interest. See Note 9 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In connection with Plum Creek Timber Company, Inc.’s merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2008, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax.

At December 31, 2008, it was estimated that Plum Creek needed a deferred tax liability of approximately $4 million based on projected timberland sales subject to the built-in gains tax for the period January 1, 2009 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties. At March 31, 2009, because of a change in tax law it is estimated that Plum Creek needs a deferred tax liability of $1 million in connection with expected sales of timberlands that are subject to the built-in gains tax. Therefore, in accordance with the remeasurement requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the deferred tax liability was reduced by $3 million during the first quarter of 2009. Furthermore in the first quarter of 2009, because of a change in tax law $5 million of tax expense related to built-in gains that had been accrued in 2008 was reversed.

Note 7. Borrowings

Debt consisted of the following (in millions):

	March 31, 2009	December 31, 2008

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	211	231

Fixed Rate Debt
Senior Notes	1,246	1,351

Total Debt	2,057	2,182

Less: Current Portion	(110)	(158)

Long-term Portion	$1,947	$2,024

(A)	As of March 31, 2009, the interest rate on the $350 million term credit agreement was 0.97%.

(B)	As of March 31, 2009, the interest rate on the $250 million term credit agreement was 1.52%.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(C)	As of March 31, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.90%. As of March 31, 2009, we had $211 million of borrowings and $14 million of standby letters of credit outstanding; $525 million remained available for borrowing under our $750 million line of credit. As of April 1, 2009, all of the borrowings outstanding under our line of credit were repaid.

During March 2009, the Operating Partnership paid approximately $4 million to retire $5 million of principal for Senior Notes due in 2015. As a result, the Operating Partnership recognized a gain of $1 million which was net of associated unamortized discount and debt issuance costs. The $1 million gain is classified as Gain on Extinguishment of Debt on the Consolidated Statements of Income.

Note 8. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during the first three months of 2009 (in millions):

	Preferred Partnership Interest	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital

January 1, 2009	$790	$1,603	$(31)	$2,362

Net Income before Allocation to Series T-1 Preferred Interest and Partners	—	171	—	171
Other Comprehensive Income (Loss), net of tax	—	—	(2)	(2)

Total Comprehensive Income				169

Net Income Allocation to Series T-1 Preferred Interest	14	(14)	—	—
Distributions to Partners (Common Limited Partnership Interests)	—	(156)	—	(156)
Distributions for Series T-1 Preferred Interest	(18)	—	—	(18)
Capital Contributions from Parent	—	3	—	3

March 31, 2009	$786	$1,607	$(33)	$2,360

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Fair Value Measurements

Summarized below are the assets reported in the Operating Partnership’s financial statements at fair value, measured on a recurring basis, as of March 31, 2009 (in millions):

	Balance at March 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$352	$352
Investment in Grantor Trusts	22	22

Total	$374	$374

(A)	Included in the $355 million of Cash and Cash Equivalents on the Consolidated Balance Sheet at March 31, 2009.

Summarized below are the assets and liabilities reported in the Operating Partnership’s financial statements at fair value, measured on a nonrecurring basis, during the quarter ended March 31, 2009 (in millions):

	Quarter Ended March 31, 2009	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used	$—	$—	$(10)
Timberlands Held for Sale	$25	$25	(1)
Liabilities for Road Maintenance	$7	$7	—

Total			$(11)

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, certain lumber assets with a carrying value of $10 million were written down to their fair value of $0, resulting in an impairment charge of $10 million, which was included in earnings for the quarter ended March 31, 2009. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

In accordance with SFAS No. 144, timberlands held for sale with a carrying amount of $26 million were written down to their fair value (net of estimated selling costs) of $25 million, resulting in a loss of $1 million, which was included in earnings for the quarter ended March 31, 2009. The fair value was determined based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections.

The Operating Partnership has agreements with the federal government under which it is obligated to pay maintenance or replacement costs for certain roads. The Operating Partnership also has obligations under state law to maintain or upgrade certain roads. At March 31, 2009, the Operating Partnership concluded that most of these liabilities could be reasonably estimated. As a result, in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the Operating Partnership recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2009	2008
Service Cost	$2	$2
Interest Cost	2	1
Expected Return on Plan Assets	(1)	(1)

Total Pension Cost	$3	$2

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other	Total (C)

Quarter Ended March 31, 2009
External Revenues	$56	$83	$268	$58	$5	$470

Intersegment Revenues	1	—	—	—	—	1

Depreciation, Depletion and Amortization	7	11	—	14	—	32

Basis of Real Estate Sold	—	—	89	—	—	89

Operating Income (Loss)	2	20	170	(22)	5	175

Quarter Ended March 31, 2008
External Revenues	$79	$122	$52	$105	$5	$363

Intersegment Revenues	15	—	—	—	—	15

Depreciation, Depletion and Amortization	10	15	—	7	—	32

Basis of Real Estate Sold	—	—	10	—	—	10

Operating Income (Loss)	14	37	33	(9)	5	80

(A)	During 2008, the Operating Partnership negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. Proceeds of $150 million from the first phase were received during the fourth quarter of 2008. Proceeds of $250 million from the second phase were received during the first quarter of 2009. The third and final phase is expected to close in 2010. For the quarter ended March 31, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

(B)	For the quarter ended March 31, 2009, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 5 of the Notes to Consolidated Financial Statements. For the quarter ended March 31, 2008, the Manufactured Products Segment recorded a loss of $4 million related to the write-down of inventory to market, which is included in Manufacturing Cost of Goods Sold in the Consolidated Statements of Income.

(C)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million each for the quarters ended March 31, 2009 and 2008.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2009	2008
Total Segment Operating Income	$175	$80
Corporate and Other Unallocated Expenses	(16)	(14)
Other Operating Income (Expense), net	—	3

Operating Income	159	69
Equity Earnings from Timberland Venture	15	—
Interest Expense, net	(24)	(36)
Gain on Extinguishment of Debt	1	—

Income before Income Taxes	$151	$33

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

References to “Plum Creek,” “the company,” “we,” “us,” or “our,” are references to Plum Creek Timber Company, Inc., a Delaware corporation and a real estate investment trust, or “REIT,” for federal income tax purposes, and all of its wholly-owned subsidiaries. References in Item 2 to Notes to Consolidated Financial Statements refer to the Notes to Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 1 of this form.

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described under the heading “Risk Factors” in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and Securities Act of 1933, as amended, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2008. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

Results of Operations

First Quarter 2009 Compared to First Quarter 2008

The following tables and narrative compare operating results by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2009	2008

Operating Income (Loss) by Segment
Northern Resources	$2	$14	$(12)
Southern Resources	20	37	(17)
Real Estate	170	33	137
Manufactured Products	(22)	(9)	(13)
Other	5	5	—

Total Segment Operating Income	175	80	95

Other Costs and Eliminations	(16)	(14)	(2)

Other Operating Income (Expense), net	—	3	(3)

Operating Income	$159	$69	$90

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Delivered)	0.525	$57	0.978	$67
Pulpwood ($/Ton Delivered)	0.613	$43	0.738	$39

Total	1.138		1.716

Revenues decreased by $37 million, or 39%, to $57 million in the first quarter of 2009 compared to the first quarter of 2008. This decrease was due primarily to lower sawlog harvest volumes ($29 million), lower sawlog prices ($6 million) and lower pulpwood harvest volumes ($5 million), partially offset by higher pulpwood prices ($3 million). Total harvest volumes for the first quarter of 2009 decreased by 34% compared to the first quarter of 2008. Sawlog harvest volumes were 46% lower compared to the first quarter of 2008 due primarily to harvest deferrals until log prices improve, recent timberland sales and reduced harvest levels in Montana. Pulpwood harvest volumes were 17% lower due primarily to temporarily increasing harvest levels in 2008 to capture favorable pulpwood prices. Sawlog harvest levels for all of 2009 are expected to decrease by approximately 33% compared to the 3.4 million tons harvested during 2008 due primarily to harvest deferrals until log prices improve, recent timberland sales and declining harvest levels in Montana. Pulpwood harvest levels for all of 2009 are expected to decrease by approximately 18% compared to the 2.6 million tons harvested during 2008 due primarily to harvest levels in 2008 that were temporarily increased to capture favorable pulpwood prices.

Sawlog prices were 15% lower in the first quarter of 2009 compared to the first quarter of 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. During the first quarter of 2009, lower sawlog prices were partially offset by higher pulpwood prices, which increased 9% from the first quarter of 2008. Higher pulpwood prices during the first quarter of 2009 were due primarily to pulpwood sales contracts negotiated during the fourth quarter of 2008 when pulpwood demand was stronger. Pulpwood spot market prices declined in the first quarter of 2009 as a result of the global recession which has reduced the demand for paper and packaging materials. For the remainder of 2009, we expect prices for pulpwood to be similar to price levels in the first quarter of 2008.

Northern Resources Segment operating income was 4% of its revenues for the first quarter of 2009 and 15% for the first quarter of 2008. This decrease was due primarily to weaker sawlog prices and lower harvest volumes. Segment costs and expenses decreased by $25 million, or 31%, to $55 million due primarily to lower harvest volumes.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Stumpage)	0.942	$24	1.459	$29
Pulpwood ($/Ton Stumpage)	1.487	$11	1.976	$10

Total	2.429		3.435

Revenues decreased by $39 million, or 32%, to $83 million in the first quarter of 2009 compared to the first quarter of 2008. This decrease was due primarily to lower sawlog harvest volumes ($23 million), lower pulpwood harvest volumes ($13 million) and lower sawlog prices ($3 million). During the fourth quarter of 2008, we contributed 454,000 acres of timberlands in our Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”). Excluding the 0.133 million tons of sawlogs harvested in the first quarter of 2008 related to the Timberland Venture properties, sawlog harvest volumes decreased by 29% due primarily to harvest deferrals. We intend to realize the harvest of these timber volumes once log prices improve. Excluding the 0.150 million tons of pulpwood harvested in the first quarter of 2008 related to the Timberland Venture properties, pulpwood harvest volumes decreased by 19% due primarily to temporarily increasing harvest levels in 2008 to capture favorable pulpwood prices. Sawlog harvest volumes for all of 2009 (excluding the 0.690 million tons of sawlogs harvested during 2008 from the Timberland Venture properties) are expected to decrease by 4% compared to the 4.9 million tons harvested in 2008 due primarily to continuing the deferral of harvests until log prices improve. Pulpwood harvest volumes for all of 2009 (excluding the 0.667 million tons of pulpwood harvested during 2008 from the Timberland Venture properties) are expected to decrease by 14% compared to the 7.3 million tons harvested in 2008 due primarily to the temporary increase in harvest levels in 2008 to capture favorable pulpwood prices.

Sawlog prices on a stumpage basis were 15% lower in the first quarter of 2009 compared to the first quarter of 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Sawlog prices on a delivered basis decreased by 8%. Pulpwood prices were 6% higher in the first quarter of 2009 compared to the first quarter of 2008 due primarily to improved pulpwood prices during most of 2008. Pulpwood prices improved due to strong pulp and paper markets and a shortage of wood chips as a result of curtailed lumber production. Most first quarter 2009 sawlog and pulpwood prices were negotiated during the fourth quarter of 2008 when log demand was stronger. If current market prices continue throughout the second quarter, we expect prices realized for both sawlogs and pulpwood during the second quarter to be approximately $2/ton (on a stumpage basis) lower than prices realized during the first quarter of 2009.

Southern Resources Segment operating income was 24% of its revenues for the first quarter of 2009 and 30% for the first quarter of 2008. This decrease was due primarily to weaker sawlog prices and lower harvest volumes. Segment costs and expenses decreased by $22 million, or 26%, to $63 million. This decrease was due primarily to lower harvest levels and lower log and haul rates per ton. Log and haul rates per ton decreased 7% ($3 million) due primarily to lower fuel costs.

Real Estate Segment.

	Quarter Ended March 31, 2009			Quarter Ended March 31, 2008
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	1,665	$2	$1,330	17,145	$20	$1,180
Conservation	113,355	252	2,225	1,015	—	395
Higher and Better Use / Recreational	2,180	7	3,420	10,635	31	2,875
Development Properties	1,485	6	4,075	65	—	5,825
Conservation Easements	n/a	—	—	n/a	—	—

Total	118,685	$268		28,860	$52

Revenues increased by $216 million to $268 million in the first quarter of 2009. This increase is due primarily to higher revenues from sales of conservation properties ($252 million) and development properties ($6 million), offset in part by a decrease in the number of acres of higher and better use / recreational and small non-strategic land sales ($42 million).

Revenues from the sale of conservation properties increased by $252 million due primarily to the sale of approximately 112,000 acres in Montana for $250 million during the first quarter of 2009. The $250 million conservation sale during the first quarter of 2009 was the second in a three phase transaction. The third phase of approximately 70,000 acres in Montana is expected to close late in 2010 for approximately $89 million. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

The number of acres of higher and better use / recreational and small non-strategic properties sold during the first quarter of 2009 decreased compared to the first quarter of 2008 due primarily to a significant decrease in the demand for rural real estate. The demand for rural real estate fell due to the decline in consumer wealth during the past year (e.g., declining home values and stock market losses), declining consumer confidence, inability of buyers to obtain financing and the reluctance to buy when real estate prices are generally declining. Revenue from the sales of our development property consisted primarily of one unentitled parcel to a developer. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding.

We expect revenues from real estate sales during 2009 to range between $430 million and $460 million of which approximately $250 million is from the sale of 112,000 conservation acres in Montana that closed in February 2009. In addition to the Montana transaction, we expect sales in 2009 will consist of up to 140,000 acres of other properties. We expect sales activity for the remainder of the year to improve due to the seasonal nature of real estate sales, additional listings in markets with good demand, listings in new areas, and sales through new channels, such as sealed bids and specialty brokers. In addition to the aforementioned expected revenues and acres, from time to time, we may dispose of larger blocks of other timberlands to maximize value.

Real Estate Segment operating income was 63% of its first quarter revenues for 2009 and 2008. Real Estate Segment costs and expenses increased by $79 million to $98 million in the first quarter of 2009 due primarily to the selling of more acres during 2009.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008
	Sales Volume	Sales Realization	Sales Volume	Sales Realization

Lumber	35,123 MBF	$374	69,596 MBF	$366
Plywood	35,439 MSF	$362	68,746 MSF	$398
Fiberboard	34,044 MSF	$601	58,784 MSF	$591

Revenues decreased by $47 million, or 45%, to $58 million in the first quarter of 2009 compared to the first quarter of 2008 due primarily to lower MDF sales volume ($15 million), lower plywood sales volume ($14 million), lower lumber sales volume ($13 million) and lower plywood prices ($2 million).

MDF sales volume decreased by 42% in the first quarter of 2009 compared to the first quarter of 2008. MDF demand has weakened considerably and is expected to remain weak until the housing market recovers. The weaker demand was due primarily to the significant decline in housing starts and increased competition from foreign MDF manufacturers due to favorable exchange rates.

Plywood sales volume was 48% lower during the first quarter of 2009 due primarily to weakness in specialty markets, such as recreational vehicle, transportation and concrete forming applications. The decline in these markets is due primarily to weak economic conditions in the U.S. Plywood sales prices were 9% lower during the first quarter of 2009.

Lumber sales volume declined 50% during the first quarter of 2009 due primarily to the weak demand for lumber as a result of declining housing starts. Housing starts for all of 2008 were 905,000 homes compared to average annual starts of 1.7 million earlier in the decade. Housing starts for 2009 are now forecasted to be approximately 550,000. As a result of the weak outlook for housing starts, we are permanently closing two lumber mills during 2009 and are curtailing production at our other mills.

Manufactured Products Segment operating loss was $22 million for the first quarter of 2009 compared to a $9 million operating loss for the first quarter of 2008. This decrease in operating performance was due primarily to a $12 million charge resulting from a $10 million lumber assets impairment and a $2 million write-down of related spare parts. See Note 6 of the Notes to Consolidated Financial Statements. Manufactured Products Segment costs and expenses decreased by $34 million, or 30%, to $80 million for the first quarter of 2009. This decrease was due primarily to lower lumber, plywood and MDF sales volume, offset in part by the lumber assets impairment and spare parts charge.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $16 million during the first quarter of 2009 and by $14 million during the first quarter of 2008. The increase of $2 million was due primarily to severance costs incurred in 2009 and higher pension expense in 2009 resulting from pension plan asset losses during 2008.

Equity Earnings from Timberland Venture. On October 1, 2008, we contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“SDT”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. During the first quarter of 2009, we recorded our share of equity earnings from SDT of $15 million, which includes amortization ($2 million increase in equity earnings) of the difference between the book value of the company’s investment and its proportionate share of SDT’s net assets. We received cash distributions of $25 million from SDT during the first quarter of 2009.

Interest Expense, net (Debt Obligations to Unrelated Parties). Interest expense, net of interest income, for debt obligations to unrelated parties decreased $12 million, or 33%, to $24 million in the first quarter of

2009. This decrease was due primarily to lower borrowings outstanding compared to the first quarter of 2008 ($7 million) and lower interest rates on our variable rate debt ($5 million). During the fourth quarter of 2008, we made approximately $219 million of debt principal payments and reduced outstanding borrowings on our line of credit by $201 million. During the first quarter of 2009, we made approximately $105 million of debt principal payments and reduced our line of credit by $20 million.

Interest Expense (Note Payable to Timberland Venture). On October 1, 2008, we borrowed $783 million from SDT (a related party) for a ten-year term at a fixed annual interest rate of 7.375%. During the first quarter of 2009, we recorded $14 million of interest expense related to the note.

Benefit for Income Taxes. The benefit for income taxes was $20 million for the first quarter of 2009 compared to a benefit for income taxes of $5 million for the first quarter of 2008. The increase in the tax benefit of $15 million is due primarily to the reversal of $5 million of previously accrued built-in gains tax, a reduction to our deferred tax liability of $3 million, and higher losses in our manufacturing business (resulting in a tax benefit of $5 million). See Note 7 of the Notes to Consolidated Financial Statements.

At March 31, 2009, we have recorded deferred tax assets of $66 million and deferred tax liabilities of $42 million. We have not recorded a valuation allowance in connection with our deferred tax asset of $66 million. A valuation allowance is recognized if it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to either the reversal of various timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize the company’s deferred tax assets.

Financial Condition and Liquidity

During the first quarter of 2009, our operating cash flows increased $285 million compared to the quarter ended March 31, 2008. This increase was due primarily to completion of the second phase of our sale of 310,000 acres in Montana for which we received proceeds of $250 million (for 112,000 acres) in February 2009. We believe we have a strong balance sheet and do not foresee any short-term liquidity issues. At March 31, 2009, we had a cash balance of $355 million and had availability of $525 million under our line of credit. Additionally, we expect Net Cash Provided by Operating Activities for 2009 to exceed the $420 million we reported for 2008. We believe based on our strong balance sheet and liquidity, and the cash we expect to generate from operating activity, that we will meet all of our long-term interest and principal payments, required capital expenditures and quarterly dividend distributions in 2009.

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2009	2008	Change

Net Cash Provided By (Used In) Operating Activities	$284	$(1)	$285
Net Cash Used In Investing Activities	(17)	(14)	(3)
Net Cash Used In Financing Activities	(281)	(107)	(174)

Change in Cash and Cash Equivalents	$(14)	$(122)	$108

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2009 totaled $284 million, compared to $1 million of net cash used in operating activities for the same period in 2008. This increase of $285 million is due primarily to higher proceeds from real estate sales of $211 million, and a favorable working capital change related to like-kind exchange transactions of $76 million, offset in part by lower operating income of $29 million from our Resources Segments. The higher proceeds from real estate sales was due primarily to the $250 million of proceeds received in February 2009 in connection with the second phase of a three phase transaction of 310,000 acres in Montana. The lower operating income from our Resources Segments was due primarily to weaker sawlog prices and lower harvest levels.

The favorable working capital change of $76 million is due primarily to the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days or distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During the first quarter of 2009, we received proceeds of $45 million from our like-kind exchange trust compared to $31 million of proceeds placed in a like-kind exchange trust at March 31, 2008. We expect to significantly reduce our use of like-kind exchange trusts for timberland dispositions going forward.

Capital Expenditures. Capital expenditures were as follows for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2009	2008

Capital Expenditures (Excluding Timberland Acquisitions)	$17	$13
Expenditures for Real Estate Development	—	3

Total Capital Expenditures	$17	$16

Planned capital expenditures for 2009, excluding the acquisition of timberlands, are expected to range between $60 million and $65 million and include approximately $51 million for our timberlands, $4 million for our manufacturing facilities, and $6 million for investments in information technology, primarily for resource accounting system enhancements. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 40% of planned capital expenditures in 2009 are discretionary. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities and improve safety.

Debt Financing. Our financial policy is to maintain a balance sheet that provides the financial flexibility to pursue our strategic objectives. In order to maintain this financial flexibility, our objective is to maintain an investment grade credit rating. This is reflected in our moderate use of debt, good access to credit markets and no material covenant restrictions in our debt agreements that would prevent us from prudently using debt capital.

Line of Credit. We have a $750 million revolving line of credit agreement that matures in June 2011. As of March 31, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.90%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2009, we had $211 million of borrowings and $14 million of standby letters of credit outstanding; $525 million remained available for borrowing under our line of credit. As of April 1, 2009, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreements. We have a $250 million and a $350 million term credit agreement, each maturing in June 2012. As of March 31, 2009, the interest rate for the $250 million term credit agreement was 1.52%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. As of March 31, 2009, the interest rate for the $350 million term credit agreement was 0.97%. The interest rate on this term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. Both term credit agreements are subject to covenants that are substantially the same as those of our revolving line of credit, and allow prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. We have outstanding Senior Notes with various maturities and fixed interest rates. Most of our Senior Notes are privately placed debt with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of March 31, 2009, Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership, has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (“Public Debt”). The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	March 31, 2009	December 31, 2008

Senior Notes
Public Debt	$453	$458
Private Debt	793	893

Total Senior Notes	$1,246	$1,351

The company has filed a shelf registration statement with the Securities and Exchange Commission which expires on April 24, 2012. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership, may from time to time, offer and sell debt securities.

Debt Principal Payments. During the first quarter of 2009, we made debt principal payments totaling $105 million. In addition to scheduled debt payments on our private debt of $49 million, we prepaid, without prepayment premiums, approximately $51 million of principal on one of our outstanding private Senior Notes that was scheduled to mature in the third quarter of 2009. Also during the first quarter of 2009, we paid approximately $4 million to retire $5 million of principal for our public debt resulting in a $1 million gain reported as a Gain on Extinguishment of Debt. We also reduced amounts outstanding from our revolving line of credit from $231 million at December 31, 2008 to $211 million at March 31, 2009.

Debt Covenants. Our Term Credit Agreements, Senior Notes and Line of Credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets or the contribution of properties to a joint venture. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of March 31, 2009.

The following table details our sources and uses of cash for the three months ended March 31 (in millions):

	Three Months Ended March 31,		Change
	2009	2008

Sources of Cash:
Operations (A)	$270	$72	$198
Changes in Working Capital	14	(70)	84
Increase in Debt Obligations, net	—	16	(16)

Total Sources of Cash	284	18	266

Uses of Cash:
Returned to Stockholders:
Dividends	(69)	(72)	3
Common Stock Repurchases	(87)	(51)	(36)
Reinvest in the Business:
Capital Expenditures	(17)	(16)	(1)
Acquire Timberlands	—	(1)	1
Reduce Debt Obligations, net	(125)	—	(125)

Total Uses of Cash	(298)	(140)	(158)

Change in Cash and Cash Equivalents	$(14)	$(122)	$108

(A)	Calculated from the Consolidated Statements of Cash Flows. Amount is calculated by adding back non-cash items and other operating activities to Net Income.

Equity. On May 5, 2009, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on May 29, 2009 to stockholders of record on May 15, 2009. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors’ discretion. For the three months ended March 31, 2009, we repurchased approximately 3.3 million shares of common stock at a total cost of $87 million, or an average cost per share of $26.57. At March 31, 2009, $50 million is available for share repurchases under the current authorization.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from operations will be sufficient to fund planned capital expenditures and principal and interest payments on our indebtedness for the next twelve months. During the next twelve months, the company has approximately $111 million of scheduled long-term debt principal payment requirements. We intend to use a combination of cash and the available borrowing capacity under our $750 million line of credit to fund the $111 million of debt obligations.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $2.0 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value (A)

March 31, 2009
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$58	$56	$417	$3	$250	$469	$1,253	$1,153
Average Interest Rate(C)	6.8%	6.8%	6.6%	6.2%	6.1%	5.9%
Related Party Obligations
Principal Due						$783	$783	$645
Interest Rate						7.4%

Variable Rate Debt(D)	—	—	$211	$600	—	—	$811	$774

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

March 31, 2008
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$100	$200	$59	$424	$4	$791	$1,578	$1,631
Average Interest Rate(C)	6.9%	6.8%	6.7%	6.6%	6.2%	6.0%

Variable Rate Debt	—	—	—	$369	$600	—	$969	$969

(A)	The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes; the fair value of the company’s other debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the publicly-traded debt adjusted by an estimated risk premium for holding company debt and the different maturity. The decrease in fair value of our fixed rate debt compared to March 31, 2008 (excluding related party debt) was due primarily to the repayment of $219 million of senior notes in the last nine months of 2008 and $105 million of senior notes in the first quarter of 2009, and an increase in the market rates for corporate debt. Although treasury rates have decreased from the prior year, the difference between corporate debt rates and treasury rates (the credit spread) has increased, resulting in higher market rates for corporate debt in 2009 compared to 2008. The fair value of our floating rate term loans (variable rate debt) as of March 31, 2009 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of March 31, 2009. The fair value of our floating rate term loans as of March 31, 2008 approximated the principal balance.

(B)	Excludes unamortized discount of $7 million and $8 million at March 31, 2009 and 2008, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)	As of March 31, 2009, the weighted-average interest rate on the $211 million borrowings under our $750 million revolving line of credit was 0.90%. The interest rate on the line of credit is based on

LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1.00% depending on our debt ratings. As of April 1, 2009, all of the borrowings outstanding under our line of credit were repaid. As of March 31, 2009, the interest rate for the $350 million term credit agreement was 0.97%. The interest rate on the $350 million term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of March 31, 2009, the interest rate for the $250 million term credit agreement was 1.52%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

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

None. (See also Note 12 of the Notes to Consolidated Financial Statements of Plum Creek Timber Company, Inc.).

ITEM 1A.	RISK FACTORS

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the first quarter of 2009:

Period	Total Number of Shares Purchased (B)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (A)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2009 through January 31, 2009	938,372 shares of common stock	$29.89	937,700 shares of common stock	$109 million

February 1, 2009 through February 28, 2009	302,068 shares of common stock	$30.04	283,400 shares of common stock	$100 million

March 1, 2009 through March 31, 2009	2,036,082 shares of common stock	$24.57	2,035,200 shares of common stock	$50 million

Total	3,276,522 shares of common stock	$26.60	3,256,300 shares of common stock

(A)	Shares purchased during the period January 1, 2009 through March 31, 2009 were purchased pursuant to the $200 million share repurchase program that was publicly announced on October 21, 2008.

(B)	Includes shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock and restricted stock unit awards under the company’s stock incentive plan and also for payouts from deferred compensation plans. The price per share surrendered is based on the closing price of the company’s stock on the vesting dates of the awards. Surrendered shares totaled 672 in January, 18,668 in February and 882 in March.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 6.	EXHIBITS

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Third Amendment to Real Estate Purchase and Sale Agreement dated as of January 13, 2009, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed January 15, 2009).

2.3	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.4	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended March 31, 2002).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

4.1	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4	Senior Note Agreement, dated as of October 9, 2001, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party thereto (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and Wells Fargo Bank, National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on July 3, 2006). Amendment Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., and Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of June 29, 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.2	Credit Agreement and Guarantee dated as of October 1, 2008 by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.3	Pledge Agreement dated as of October 1, 2008 between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2009