Form 10-Q
period 2009-06-30
PLUM CREEK TIMBER CO INC
filed 2009-08-05
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, as of July 31, 2009 was 162,812,610.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except Per Share Amounts)	2009	2008

REVENUES:
Timber	$123	$192
Real Estate	78	57
Manufacturing	66	121
Other	5	6

Total Revenues	272	376

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	98	137
Real Estate	33	20
Manufacturing	64	128
Other	1	1

Total Cost of Goods Sold	196	286
Selling, General and Administrative	23	33

Total Costs and Expenses	219	319

Other Operating Income (Expense), net	—	—

Operating Income	53	57

Equity Earnings from Timberland Venture	14	—

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	23	34
Interest Expense (Note Payable to Timberland Venture)	15	—

Total Interest Expense, net	38	34

Income before Income Taxes	29	23
Benefit for Income Taxes	(3)	(8)

Net Income	$32	$31

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.19	$0.18
Net Income per Share – Diluted	$0.19	$0.18

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	162.8	171.1
– Diluted	162.9	171.6

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except Per Share Amounts)	2009	2008

REVENUES:
Timber	$262	$393
Real Estate	346	109
Manufacturing	124	226
Other	10	11

Total Revenues	742	739

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	206	276
Real Estate	128	36
Manufacturing	140	240
Other	1	1

Total Cost of Goods Sold	475	553
Selling, General and Administrative	55	63

Total Costs and Expenses	530	616

Other Operating Income (Expense), net	—	3

Operating Income	212	126

Equity Earnings from Timberland Venture	29	—

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	47	70
Interest Expense (Note Payable to Timberland Venture)	29	—

Total Interest Expense, net	76	70

Gain on Extinguishment of Debt	1	—

Income before Income Taxes	166	56
Benefit for Income Taxes	(23)	(13)

Net Income	$189	$69

PER SHARE AMOUNTS:

Net Income per Share – Basic	$1.15	$0.40
Net Income per Share – Diluted	$1.15	$0.40

Dividends Declared – per Common Share Outstanding	$0.84	$0.84

Weighted-Average Number of Shares Outstanding
– Basic	163.8	171.4
– Diluted	163.9	171.8

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(In Millions, Except Per Share Amounts)	2009	2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$347	$369
Accounts Receivable	34	22
Like-Kind Exchange Funds Held in Escrow	—	48
Taxes Receivable	6	23
Inventories	53	74
Deferred Tax Asset	9	11
Real Estate Development Properties	3	4
Assets Held for Sale	87	137
Other Current Assets	15	11

	554	699

Timber and Timberlands, net	3,565	3,638
Property, Plant and Equipment, net	160	177
Equity Investment in Timberland Venture	203	199
Deferred Tax Asset	19	—
Investment in Grantor Trusts (at Fair Value)	26	25
Other Assets	41	42

Total Assets	$4,568	$4,780

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$110	$158
Accounts Payable	31	35
Interest Payable	27	30
Wages Payable	15	28
Taxes Payable	19	18
Deferred Revenue	26	17
Other Current Liabilities	16	21

	244	307

Long-Term Debt	1,703	1,793
Line of Credit	206	231
Note Payable to Timberland Venture	783	783
Deferred Tax Liability	—	4
Other Liabilities	90	90

Total Liabilities	3,026	3,208

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares - 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares - 300.6, Outstanding (net of Treasury Stock) – 162.8 at June 30, 2009 and 166.0 at December 31, 2008	2	2
Additional Paid-In Capital	2,230	2,225
Retained Earnings	200	149
Treasury Stock, at Cost, Common Shares - 24.8 at June 30, 2009 and 21.5 at December 31, 2008	(860)	(773)
Accumulated Other Comprehensive Income (Loss)	(30)	(31)

Total Stockholders’ Equity	1,542	1,572

Total Liabilities and Stockholders’ Equity	$4,568	$4,780

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$189	$69
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009 and 2008)	57	76
Basis of Real Estate Sold	118	22
Equity Earnings from Timberland Venture	(29)	—
Distribution from Timberland Venture	25	—
Expenditures for Real Estate Development	(1)	(5)
Deferred Income Taxes	(21)	(8)
Gain on Extinguishment of Debt	(1)	—
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(4)	18
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	48	(61)
Income Tax Receivable	17	—
Other Working Capital Changes	(8)	(17)
Other	4	—

Net Cash Provided By Operating Activities	394	94

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(28)	(29)
Timberlands Acquired	—	(1)

Net Cash Used In Investing Activities	(28)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(138)	(144)
Borrowings on Line of Credit	431	755
Repayments on Line of Credit	(456)	(942)
Proceeds from Issuance of Long-Term Debt	—	250
Principal Payments and Retirement of Long-Term Debt	(138)	(47)
Proceeds from Stock Option Exercises	—	1
Acquisition of Treasury Stock	(87)	(51)
Other	—	(1)

Net Cash Used In Financing Activities	(388)	(179)

Increase (Decrease) In Cash and Cash Equivalents	(22)	(115)

Cash and Cash Equivalents:
Beginning of Period	369	240

End of Period	$347	$125

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At June 30, 2009, the company owned and managed approximately 7.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated eight wood product conversion facilities in the Northwest United States. Included in the 7.2 million acres are about 1.5 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, generally does not pay corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sales of some of our higher and better use timberlands. Plum Creek’s overall effective tax rate is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT.

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

New Accounting Pronouncements (Adopted during 2009)

SFAS No. 165. In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements for subsequent events and sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and is applied prospectively. The company adopted SFAS No. 165 in the second quarter of 2009; this adoption did not have any impact on the company’s financial condition, results of operations or cash flows.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, August 5, 2009, which is the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

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

The company adopted SFAS No. 157 for its financial assets and liabilities in the first quarter of 2008 and adopted SFAS No. 157 for its non-financial assets and liabilities in the first quarter of 2009. The adoption did not result in recognition of a transition adjustment to retained earnings or have a material impact on the company’s financial condition, results of operations or cash flows.

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

New Accounting Pronouncements (Not Yet Adopted)

SFAS No. 166. In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS No. 166”). In general, SFAS No. 166 amends FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”) to address accounting practices that have developed since the issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that Statement and to address concerns that many financial assets and related obligations that have been derecognized should continue to be reported in the financial statements of the transferors. SFAS No. 166 is effective for fiscal years beginning after November 15,

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. The company does not expect the adoption of SFAS No. 166 will have a material impact on the company’s financial condition, results of operations or cash flows.

SFAS No. 167. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Among other things, SFAS No. 167 amends certain guidance for determining whether an entity is a variable interest entity (“VIE”), requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. The company is in the process of determining the effect the adoption of SFAS No. 167 will have on the company’s financial condition, results of operations or cash flows.

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and six-month periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2009	2008

Net Income Available to Common Stockholders	$32	$31

Denominator for Basic Earnings per Share	162.8	171.1

Effect of Dilutive Securities – Stock Options	0.1	0.4
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units, Dividend Equivalents and Value Management Plan	—	0.1

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.9	171.6

Per Share Amounts:

Net Income Per Share – Basic	$0.19	$0.18
Net Income Per Share – Diluted	$0.19	$0.18

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Net Income Available to Common Stockholders	$189	$69

Denominator for Basic Earnings per Share	163.8	171.4

Effect of Dilutive Securities – Stock Options	0.1	0.3
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units, Dividend Equivalents and Value Management Plan	—	0.1

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	163.9	171.8

Per Share Amounts:

Net Income Per Share – Basic	$1.15	$0.40
Net Income Per Share – Diluted	$1.15	$0.40

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and six-month periods ended June 30 (shares in millions):

	Quarter Ended June 30,
	2009	2008

Number of Options	2.2	1.0
Range of Exercise Prices	$33.75 to $43.23	$39.31 to $43.23
Expiration on or before	February 2019	May 2018

	Six Months Ended June 30,
	2009	2008

Number of Options	2.3	0.9
Range of Exercise Prices	$30.70 to $43.23	$39.31 to $43.23
Expiration on or before	February 2019	May 2018

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The carrying amount of the investment in the venture is $203 million at June 30, 2009 and $199 million at December 31, 2008, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. The increase in the investment is a result of recognizing equity earnings of $29 million, offset by a preferred cash distribution of $25 million paid by the Timberland Venture to the company during the first quarter of 2009. Our maximum exposure to loss is $203 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 4. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2009	December 31, 2008

Raw Materials (primarily logs)	$8	$23
Work-In-Process	2	3
Finished Goods	31	36

	41	62
Supplies	12	12

Total	$53	$74

Note 5. Timber and Timberlands Timber and Timberlands consisted of the following (in millions):
	June 30, 2009	December 31, 2008

Timber and Logging Roads, net	$2,385	$2,443
Timberlands	1,180	1,195

Timber and Timberlands, net	$3,565	$3,638

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2009	December 31, 2008
Land, Buildings and Improvements	$86	$92
Machinery and Equipment	306	310

	392	402
Accumulated Depreciation	(232)	(225)

Property, Plant and Equipment, net	$160	$177

During the first quarter of 2009, the company conducted an analysis to rationalize and consolidate its lumber operations. The analysis was performed by the company due to the significant and sustained decline in lumber demand along with the company’s expectations for continued weakness in this business. As a result of this analysis, the company concluded that certain of its lumber manufacturing assets were impaired. Consequently, during the first quarter of 2009, the company recorded an impairment charge of $10 million related to these lumber manufacturing assets. During the second quarter of 2008, the company recorded an impairment charge of $10 million related to its lumber manufacturing assets. The impairment losses are reflected in the operating income of the Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in the Consolidated Statements of Income.

The fair value of the impaired assets was determined by the company using expected future cash flows discounted at a risk-adjusted rate of interest. See Note 10 of the Notes to Consolidated Financial Statements.

Note 7. Income Taxes

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT generally does not pay corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

At December 31, 2008, the company estimated it needed a deferred tax liability of approximately $4 million based on projected timberland sales subject to the built-in gains tax for the period January 1, 2009 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties. During the first quarter of 2009, because of a change in tax law the company estimated it needs a deferred tax liability of $1 million in connection with expected sales of timberlands that are subject to the built-in gains tax. Therefore, in accordance with the remeasurement requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the company reduced its deferred tax liability by $3 million during the first quarter of 2009. Furthermore in the first quarter of 2009, because of the change in tax law the company reversed $5 million of tax expense related to built-in gains that had been accrued in 2008.

Note 8. Borrowings

Debt consisted of the following (in millions):

	June 30, 2009	December 31, 2008

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	206	231

Fixed Rate Debt
Senior Notes	1,213	1,351
Note Payable to Timberland Venture	783	783

Total Debt	2,802	2,965

Less: Current Portion	(110)	(158)

Long-Term Portion	$2,692	$2,807

(A)	As of June 30, 2009, the interest rate on the $350 million term credit agreement was 0.76%.

(B)	As of June 30, 2009, the interest rate on the $250 million term credit agreement was 1.31%.

(C)	As of June 30, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.72%. As of June 30, 2009, we had $206 million of borrowings and $14 million of standby letters of credit outstanding; $530 million remained available for borrowing under our $750 million line of credit. As of July 1, 2009, all of the borrowings outstanding under our line of credit were repaid.

During March 2009, the company paid approximately $4 million to retire $5 million of principal for Senior Notes due in 2015. As a result, the company recognized a gain of $1 million which was net of associated unamortized discount and debt issuance costs. The $1 million gain is classified as Gain on Extinguishment of Debt in the Consolidated Statements of Income for the six-months ended June 30, 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2009 (in millions):

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity

January 1, 2009	166.0	$2	$2,225	$149	$(773)	$(31)	$1,572

Net Income	—	—	—	157	—	—	157
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	(2)	(2)

Total Comprehensive Income							155

Dividends	—	—	—	(69)	—	—	(69)
Shares Issued under Stock Incentive Plans	0.1	—	1	—	—	—	1
Share-based Compensation	—	—	2	—	—	—	2
Common Stock Repurchased	(3.3)	—	—	—	(87)	—	(87)

March 31, 2009	162.8	2	2,228	237	(860)	(33)	1,574

Net Income	—	—	—	32	—	—	32
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	3	3

Total Comprehensive Income							35

Dividends	—	—	—	(69)	—	—	(69)
Share-based Compensation	—	—	2	—	—	—	2

June 30, 2009	162.8	$2	$2,230	$200	$(860)	$(30)	$1,542

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The company’s fair value measurements of its financial instruments, measured on a recurring basis, are categorized as Level 1 measurements under the SFAS 157 hierarchy. A Level 1 valuation is based on quoted prices in active markets at the measurement date for identical unrestricted assets or liabilities. Summarized below are the Level 1 assets reported in the company’s financial statements at fair value, measured on a recurring basis (in millions):

	Balance at June 30, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$342	$342
Available-for-Sale Securities (B)	21	21
Trading Securities (B)	5	5

Total	$368	$368

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Balance at December 31, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$346	$346
Available-for-Sale Securities (B)	20	20
Trading Securities (B)	5	5

Total	$371	$371

(A)	Consists of several money market funds and is included in the $347 million and $369 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively.

(B)	Consists of several mutual funds which are invested in domestic (U.S.) and international equity and debt securities and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market funds and debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $21 million and $20 million at June 30, 2009 and December 31, 2008, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $1 million at June 30, 2009 and unrealized holding losses were less than $1 million at December 31, 2008. The company records changes in unrealized holding gains and losses in Other Comprehensive Income. The change in unrealized holding gains and losses was approximately $1 million for the six months ended June 30, 2009. Realized gains were less than $1 million for the six months ended June 30, 2009.

Trading Securities. Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market funds and debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $5 million at both June 30, 2009 and December 31, 2008. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company’s Consolidated Statements of Income. Unrealized losses were $1 million at June 30, 2009 and were $2 million at December 31, 2008. The change in unrealized losses was approximately $1 million (unrealized gains) for the six months ended June 30, 2009. Realized losses were $1 million for the six months ended June 30, 2009. Deferred compensation obligations are included in Other Liabilities and were $5 million at both June 30, 2009 and December 31, 2008.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.68 billion and $2.69 billion at June 30, 2009 and December 31, 2008, respectively, and the carrying amount was $2.80 billion and $2.97 billion at June 30, 2009 and December 31, 2008, respectively. The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes. The fair value of the company’s other Senior Notes is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the publicly-traded debt adjusted by an estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. The company’s fair value measurements of its assets and liabilities, measured on a nonrecurring basis, are categorized as Level 3 measurements under the SFAS 157 hierarchy. A Level 3 valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Summarized below are the Level 3 assets and liabilities reported in the company’s financial statements at fair value, measured on a nonrecurring basis, during the six-month period ended June 30 (in millions):

	Six Months Ended June 30, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used (A)	$—	$—	$(10)
Timberlands Held for Sale (B)	$25	$25	(1)
Liabilities for Road Maintenance (C)	$7	$7	—

Total			$(11)

(A)	During the first quarter of 2009, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, certain lumber assets with a carrying value of $10 million were written down to their fair value of $0, resulting in an impairment charge of $10 million, which was included in earnings for the six month period ended June 30, 2009. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(B)	During the first quarter of 2009, in accordance with SFAS No. 144, timberlands held for sale with a carrying amount of $26 million were written down to their fair value (net of estimated selling costs) of $25 million, resulting in a loss of $1 million, which was included in earnings for the six month period ended June 30, 2009. The fair value was determined based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(C)	The company has agreements with the federal government under which it is obligated to pay maintenance or replacement costs for certain roads. The company also has obligations under state law to maintain or upgrade certain roads. At March 31, 2009, the company concluded that most of these liabilities could be reasonably estimated. As a result, in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the company recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

Note 11. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2009	2008
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(3)	(2)
Recognized Actuarial Loss	1	—

Total Pension Cost	$2	$2

	Six Months Ended June 30,
	2009	2008
Service Cost	$4	$4
Interest Cost	4	3
Expected Return on Plan Assets	(4)	(3)
Recognized Actuarial Loss	1	—

Total Pension Cost	$5	$4

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products (A)	Other	Total (B)

Quarter Ended June 30, 2009
External Revenues	$34	$89	$78	$66	$5	$272

Intersegment Revenues	1	—	—	—	—	1

Depreciation, Depletion and Amortization	6	13	1	3	—	23

Basis of Real Estate Sold	—	—	29	—	—	29

Operating Income (Loss)	(7)	23	44	—	4	64

Quarter Ended June 30, 2008
External Revenues	$64	$128	$57	$121	$6	$376

Intersegment Revenues	10	—	—	—	—	10

Depreciation, Depletion and Amortization	7	16	1	17	—	41

Basis of Real Estate Sold	—	—	12	—	—	12

Operating Income (Loss)	7	37	35	(11)	5	73

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Northern Resources	Southern Resources	Real Estate (C)	Manufactured Products (A)	Other	Total (B)

Six Months Ended June 30, 2009
External Revenues	$90	$172	$346	$124	$10	$742

Intersegment Revenues	2	—	—	—	—	2

Depreciation, Depletion and Amortization	13	24	1	17	—	55

Basis of Real Estate Sold	—	—	118	—	—	118

Operating Income (Loss)	(5)	43	214	(22)	9	239

Six Months Ended June 30, 2008
External Revenues	$143	$250	$109	$226	$11	$739

Intersegment Revenues	25	—	—	—	—	25

Depreciation, Depletion and Amortization	17	31	1	24	—	73

Basis of Real Estate Sold	—	—	22	—	—	22

Operating Income (Loss)	21	74	68	(20)	10	153

(A)	For the six months ended June 30, 2009, and for the quarter and six months ended June 30, 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 6 of the Notes to Consolidated Financial Statements.

(B)	Consolidated depreciation, depletion and amortization include unallocated corporate depreciation of $1 million and $2 million for the quarter and six months ended June 30, 2009, respectively, and $2 million and $3 million for the quarter and six months ended June 30, 2008, respectively.

(C)	During 2008, the company negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. Proceeds of $150 million from the first phase were received during the fourth quarter of 2008. Proceeds of $250 million from the second phase were received during the first quarter of 2009. The third and final phase is expected to close in 2010. For the six months ended June 30, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2009	2008
Total Segment Operating Income	$64	$73
Corporate and Other Unallocated Expenses	(11)	(16)
Other Operating Income (Expense), net	—	—

Operating Income	53	57
Equity Earnings from Timberland Venture	14	—
Total Interest Expense, net	(38)	(34)

Income before Income Taxes	$29	$23

	Six Months Ended June 30,
	2009	2008
Total Segment Operating Income	$239	$153
Corporate and Other Unallocated Expenses	(27)	(30)
Other Operating Income (Expense), net	—	3

Operating Income	212	126
Equity Earnings from Timberland Venture	29	—
Total Interest Expense, net	(76)	(70)
Gain on Extinguishment of Debt	1	—

Income before Income Taxes	$166	$56

Note 14. Subsequent Events

Quarterly Dividend. On August 4, 2009, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on August 31, 2009 to stockholders of record on August 14, 2009.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements relate to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of June 30, 2009, Plum Creek Timberlands, L.P. has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (debt securities) pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2009	2008

REVENUES:
Timber	$123	$192
Real Estate	78	57
Manufacturing	66	121
Other	5	6

Total Revenues	272	376

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	98	137
Real Estate	33	20
Manufacturing	64	128
Other	1	1

Total Cost of Goods Sold	196	286
Selling, General and Administrative	23	33

Total Costs and Expenses	219	319

Other Operating Income (Expense), net	—	—

Operating Income	53	57

Equity Earnings from Timberland Venture	14	—

Interest Expense, net	23	34

Income before Income Taxes	44	23
Benefit for Income Taxes	(3)	(8)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	47	31
Net Income Allocable to Series T-1 Preferred Interest	(15)	—

Net Income Available to Common Interest Partners	$32	$31

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2009	2008

REVENUES:
Timber	$262	$393
Real Estate	346	109
Manufacturing	124	226
Other	10	11

Total Revenues	742	739

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	206	276
Real Estate	128	36
Manufacturing	140	240
Other	1	1

Total Cost of Goods Sold	475	553
Selling, General and Administrative	55	63

Total Costs and Expenses	530	616

Other Operating Income (Expense), net	—	3

Operating Income	212	126

Equity Earnings from Timberland Venture	29	—

Interest Expense, net	47	70

Gain on Extinguishment of Debt	1	—

Income before Income Taxes	195	56
Benefit for Income Taxes	(23)	(13)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	218	69
Net Income Allocable to Series T-1 Preferred Interest	(29)	—

Net Income Available to Common Interest Partners	$189	$69

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	June 30, 2009	December 31, 2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$347	$369
Accounts Receivable	34	22
Like-Kind Exchange Funds Held in Escrow	—	48
Taxes Receivable	6	23
Inventories	53	74
Deferred Tax Asset	9	11
Real Estate Development Properties	3	4
Assets Held for Sale	87	137
Other Current Assets	15	11

	554	699

Timber and Timberlands, net	3,565	3,638
Property, Plant and Equipment, net	160	177
Equity Investment in Timberland Venture	203	199
Deferred Tax Asset	19	—
Investment in Grantor Trusts ($26 and $25 at Fair Value in 2009 and 2008)	27	26
Other Assets	41	42

Total Assets	$4,569	$4,781

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$110	$158
Accounts Payable	31	35
Interest Payable	20	23
Wages Payable	15	28
Taxes Payable	19	18
Deferred Revenue	26	17
Other Current Liabilities	16	21

	237	300

Long-Term Debt	1,703	1,793
Line of Credit	206	231
Deferred Tax Liability	—	4
Other Liabilities	91	91

Total Liabilities	2,237	2,419

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Limited Partnership Interests)	1,542	1,572

Total Partnership Capital	2,332	2,362

Total Liabilities and Partnership Capital	$4,569	$4,781

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income before Allocation to Preferred Partnership Interest and Partners	$218	$69
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009 and 2008)	57	76
Basis of Real Estate Sold	118	22
Equity Earnings from Timberland Venture	(29)	—
Distribution from Timberland Venture	25	—
Expenditures for Real Estate Development	(1)	(5)
Deferred Income Taxes	(21)	(8)
Gain on Extinguishment of Debt	(1)	—
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(4)	18
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	48	(61)
Income Tax Receivable	17	—
Other Working Capital Changes	(8)	(17)
Other	4	—

Net Cash Provided By Operating Activities	423	94

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(28)	(29)
Timberlands Acquired	—	(1)

Net Cash Used In Investing Activities	(28)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions to Partners	(225)	(194)
Cash Distributions for Series T-1 Preferred Interest	(29)	—
Borrowings on Line of Credit	431	755
Repayments on Line of Credit	(456)	(942)
Proceeds from Issuance of Long-Term Debt	—	250
Principal Payments and Retirement of Long-Term Debt	(138)	(47)
Other	—	(1)

Net Cash Used In Financing Activities	(417)	(179)

Increase (Decrease) In Cash and Cash Equivalents	(22)	(115)

Cash and Cash Equivalents:
Beginning of Period	369	240

End of Period	$347	$125

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

At June 30, 2009, the Operating Partnership owned and managed approximately 7.2 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated eight wood product conversion facilities in the Northwest United States. Included in the 7.2 million acres are about 1.5 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by the Parent. The Parent has no assets or liabilities other than its ownership interests in Plum Creek Timberlands, L.P. and Plum Creek Ventures I, LLC (“PC Ventures”), a 100% owned subsidiary. Plum Creek Timber Company, Inc. has no operations other than its investment in these subsidiaries and transactions in its own equity, such as the issuance and/or repurchase of common stock and the receipt of proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, generally does not pay corporate-level income tax. However, the Operating Partnership conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sale of some of our higher and better use timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s taxable REIT subsidiaries, as well as any tax expense and/or benefit attributable to the REIT. The effective tax rate for the Operating Partnership is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting Pronouncements (Adopted during 2009)

SFAS No. 165. In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements for subsequent events and sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and is applied prospectively. The Operating Partnership adopted SFAS No. 165 in the second quarter of 2009; this adoption did not have any impact on the Operating Partnership’s financial condition, results of operations or cash flows.

The Operating Partnership has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, August 5, 2009, which is the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

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

The Operating Partnership adopted SFAS No. 157 for its financial assets and liabilities in the first quarter of 2008 and adopted SFAS No. 157 for its non-financial assets and liabilities in the first quarter of 2009. The adoption did not result in recognition of a transition adjustment to retained earnings or have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting Pronouncements (Not Yet Adopted)

SFAS No. 166. In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS No. 166”). In general, SFAS No. 166 amends FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”) to address accounting practices that have developed since the issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that Statement and to address concerns that many financial assets and related obligations that have been derecognized should continue to be reported in the financial statements of the transferors. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. The Operating Partnership does not expect the adoption of SFAS No. 166 will have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

SFAS No. 167. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). Among other things, SFAS No. 167 amends certain guidance for determining whether an entity is a variable interest entity (“VIE”), requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. The Operating Partnership is in the process of determining the effect the adoption of SFAS No. 167 will have on the Operating Partnership’s financial condition, results of operations or cash flows.

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

The carrying amount of the investment in the venture is $203 million at June 30, 2009 and $199 million at December 31, 2008, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. The increase in the investment is a result of recognizing equity earnings of $29 million, offset by a preferred cash distribution of $25 million paid by the Timberland Venture to the Operating Partnership during the first quarter of 2009. Our maximum exposure to loss is $203 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2009	December 31, 2008
Raw Materials (primarily logs)	$8	$23
Work-In-Process	2	3
Finished Goods	31	36

	41	62
Supplies	12	12

Total	$53	$74

Note 4. Timber and Timberlands Timber and Timberlands consisted of the following (in millions):
	June 30, 2009	December 31, 2008
Timber and Logging Roads, net	$2,385	$2,443
Timberlands	1,180	1,195

Timber and Timberlands, net	$3,565	$3,638

Note 5. Property, Plant and Equipment Property, Plant and Equipment consisted of the following (in millions):
	June 30, 2009	December 31, 2008
Land, Buildings and Improvements	$86	$92
Machinery and Equipment	306	310

	392	402
Accumulated Depreciation	(232)	(225)

Property, Plant and Equipment, net	$160	$177

During the first quarter of 2009, the Operating Partnership conducted an analysis to rationalize and consolidate its lumber operations. The analysis was performed by the Operating Partnership due to the significant and sustained decline in lumber demand along with the Operating Partnership’s expectations for continued weakness in this business. As a result of this analysis, the Operating Partnership concluded that certain of its lumber manufacturing assets were impaired. Consequently, during the first quarter of 2009, the Operating Partnership recorded an impairment charge of $10 million related to these lumber manufacturing assets. During the second quarter of 2008, the Operating Partnership recorded an impairment charge of $10 million related to its lumber manufacturing assets. The impairment losses are reflected in the operating income of the Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in the Consolidated Statements of Income.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the impaired assets was determined by the Operating Partnership using expected future cash flows discounted at a risk-adjusted rate of interest. See Note 9 of the Notes to Consolidated Financial Statements.

Note 6. Income Taxes

Plum Creek Timberlands, L.P.’s taxable income is allocated 100% to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT generally does not pay corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. However, the Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some higher and better use timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s wholly-owned taxable REIT subsidiaries, as well as any tax expense and/or benefit attributable to the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

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

In connection with Plum Creek’s merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. During the period October 6, 2001 to December 31, 2008, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax.

At December 31, 2008, it was estimated that Plum Creek needed a deferred tax liability of approximately $4 million based on projected timberland sales subject to the built-in gains tax for the period January 1, 2009 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties. During the first quarter of 2009, because of a change in tax law it is estimated that Plum Creek needs a deferred tax liability of $1 million in connection with expected sales of timberlands that are subject to the built-in gains tax. Therefore, in accordance with the remeasurement requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the deferred tax liability was reduced by $3 million during the first quarter of 2009. Furthermore in the first quarter of 2009, because of the change in tax law $5 million of tax expense related to built-in gains that had been accrued in 2008 was reversed.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Borrowings

Debt consisted of the following (in millions):

	June 30, 2009	December 31, 2008

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	206	231

Fixed Rate Debt
Senior Notes	1,213	1,351

Total Debt	2,019	2,182

Less: Current Portion	(110)	(158)

Long-Term Portion	$1,909	$2,024

(A)	As of June 30, 2009, the interest rate on the $350 million term credit agreement was 0.76%.

(B)	As of June 30, 2009, the interest rate on the $250 million term credit agreement was 1.31%.

(C)	As of June 30, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.72%. As of June 30, 2009, we had $206 million of borrowings and $14 million of standby letters of credit outstanding; $530 million remained available for borrowing under our $750 million line of credit. As of July 1, 2009, all of the borrowings outstanding under our line of credit were repaid.

During March 2009, the Operating Partnership paid approximately $4 million to retire $5 million of principal for Senior Notes due in 2015. As a result, the Operating Partnership recognized a gain of $1 million which was net of associated unamortized discount and debt issuance costs. The $1 million gain is classified as Gain on Extinguishment of Debt in the Consolidated Statements of Income for the six-months ended June 30, 2009.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2009 (in millions):

	Preferred Partnership Interest	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2009	$790	$1,603	$(31)	$2,362

Net Income before Allocation to Series T-1 Preferred Interest and Partners	—	171	—	171
Other Comprehensive Income (Loss), net of tax	—	—	(2)	(2)

Total Comprehensive Income				169

Net Income Allocation to Series T-1 Preferred Interest	14	(14)	—	—
Distributions to Partners (Common Limited Partnership Interests)	—	(156)	—	(156)
Distributions for Series T-1 Preferred Interest	(18)	—	—	(18)
Capital Contributions from Parent	—	3	—	3

March 31, 2009	786	1,607	(33)	2,360

Net Income before Allocation to Series T-1 Preferred Interest and Partners	—	47	—	47
Other Comprehensive Income (Loss), net of tax	—	—	3	3

Total Comprehensive Income				50

Net Income Allocation to Series T-1 Preferred Interest	15	(15)	—	—
Distributions to Partners (Common Limited Partnership Interests)	—	(69)	—	(69)
Distributions for Series T-1 Preferred Interest	(11)	—	—	(11)
Capital Contributions from Parent	—	2	—	2

June 30, 2009	$790	$1,572	$(30)	$2,332

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The Operating Partnership’s fair value measurements of its financial instruments, measured on a recurring basis, are categorized as Level 1 measurements under the SFAS 157 hierarchy. A Level 1 valuation is based on quoted prices in active markets at the measurement date for identical unrestricted assets or liabilities. Summarized below are the Level 1 assets reported in the Operating Partnership’s financial statements at fair value, measured on a recurring basis (in millions):

	Balance at June 30, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$342	$342
Available-for-Sale Securities (B)	21	21
Trading Securities (B)	5	5

Total	$368	$368

	Balance at December 31, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$346	$346
Available-for-Sale Securities (B)	20	20
Trading Securities (B)	5	5

Total	$371	$371

(A)	Consists of several money market funds and is included in the $347 million and $369 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively.

(B)	Consists of several mutual funds which are invested in domestic (U.S.) and international equity and debt securities and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market funds and debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $21 million and $20 million at June 30, 2009 and December 31, 2008, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $1 million at June 30, 2009 and unrealized holding losses were less than $1 million at December 31, 2008. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income. The change in unrealized holding gains and losses was approximately $1 million for the six months ended June 30, 2009. Realized gains were less than $1 million for the six months ended June 30, 2009.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market funds and debt and equity mutual funds. The Operating Partnership plans to use these

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

investments to fund deferred compensation obligations. The fair value of these investments was $5 million at both June 30, 2009 and December 31, 2008. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership’s Consolidated Statements of Income. Unrealized losses were $1 million at June 30, 2009 and were $2 million at December 31, 2008. The change in unrealized losses was approximately $1 million (unrealized gains) for the six months ended June 30, 2009. Realized losses were $1 million for the six months ended June 30, 2009. Deferred compensation obligations are included in Other Liabilities and were $5 million at both June 30, 2009 and December 31, 2008.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $1.96 billion and $2.05 billion at June 30, 2009 and December 31, 2008, respectively, and the carrying amount was $2.02 billion and $2.18 billion at June 30, 2009 and December 31, 2008, respectively. The fair value of the Operating Partnership’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes. The fair value of the Operating Partnership’s other Senior Notes is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. The Operating Partnership’s fair value measurements of its assets and liabilities, measured on a nonrecurring basis, are categorized as Level 3 measurements under the SFAS 157 hierarchy. A Level 3 valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Summarized below are the Level 3 assets and liabilities reported in the Operating Partnership’s financial statements at fair value, measured on a nonrecurring basis, during the six-month period ended June 30 (in millions):

	Six Months Ended June 30, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used (A)	$—	$—	$(10)
Timberlands Held for Sale (B)	$25	$25	(1)
Liabilities for Road Maintenance (C)	$7	$7	—

Total			$(11)

(A)	During the first quarter of 2009, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, certain lumber assets with a carrying value of $10 million were written down to their fair value of $0, resulting in an impairment charge of $10 million, which was included in earnings for the six month period ended June 30, 2009. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(B)	During the first quarter of 2009, in accordance with SFAS No. 144, timberlands held for sale with a carrying amount of $26 million were written down to their fair value (net of estimated selling costs) of $25 million, resulting in a loss of $1 million, which was included in earnings for the six month period ended June 30, 2009. The fair value was determined based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(C)	The Operating Partnership has agreements with the federal government under which it is obligated to pay maintenance or replacement costs for certain roads. The Operating Partnership also has obligations under state law to maintain or upgrade certain roads. At March 31, 2009, the Operating Partnership concluded that most of these liabilities could be reasonably estimated. As a result, in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the Operating Partnership recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2009	2008
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(3)	(2)
Recognized Actuarial Loss	1	—

Total Pension Cost	$2	$2

	Six Months Ended June 30,
	2009	2008
Service Cost	$4	$4
Interest Cost	4	3
Expected Return on Plan Assets	(4)	(3)
Recognized Actuarial Loss	1	—

Total Pension Cost	$5	$4

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 12. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products (A)	Other	Total (B)

Quarter Ended June 30, 2009
External Revenues	$34	$89	$78	$66	$5	$272

Intersegment Revenues	1	—	—	—	—	1

Depreciation, Depletion and Amortization	6	13	1	3	—	23

Basis of Real Estate Sold	—	—	29	—	—	29

Operating Income (Loss)	(7)	23	44	—	4	64

Quarter Ended June 30, 2008
External Revenues	$64	$128	$57	$121	$6	$376

Intersegment Revenues	10	—	—	—	—	10

Depreciation, Depletion and Amortization	7	16	1	17	—	41

Basis of Real Estate Sold	—	—	12	—	—	12

Operating Income (Loss)	7	37	35	(11)	5	73

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Northern Resources	Southern Resources	Real Estate (C)	Manufactured Products (A)	Other	Total (B)

Six Months Ended June 30, 2009
External Revenues	$90	$172	$346	$124	$10	$742

Intersegment Revenues	2	—	—	—	—	2

Depreciation, Depletion and Amortization	13	24	1	17	—	55

Basis of Real Estate Sold	—	—	118	—	—	118

Operating Income (Loss)	(5)	43	214	(22)	9	239

Six Months Ended June 30, 2008
External Revenues	$143	$250	$109	$226	$11	$739

Intersegment Revenues	25	—	—	—	—	25

Depreciation, Depletion and Amortization	17	31	1	24	—	73

Basis of Real Estate Sold	—	—	22	—	—	22

Operating Income (Loss)	21	74	68	(20)	10	153

(A)	For the six months ended June 30, 2009, and for the quarter and six months ended June 30, 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 5 of the Notes to Consolidated Financial Statements.

(B)	Consolidated depreciation, depletion and amortization include unallocated corporate depreciation of $1 million and $2 million for the quarter and six months ended June 30, 2009, respectively, and $2 million and $3 million for the quarter and six months ended June 30, 2008, respectively.

(C)	During 2008, the Operating Partnership negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. Proceeds of $150 million from the first phase were received during the fourth quarter of 2008. Proceeds of $250 million from the second phase were received during the first quarter of 2009. The third and final phase is expected to close in 2010. For the six months ended June 30, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2009	2008
Total Segment Operating Income	$64	$73
Corporate and Other Unallocated Expenses	(11)	(16)
Other Operating Income (Expense), net	—	—

Operating Income	53	57
Equity Earnings from Timberland Venture	14	—
Interest Expense, net	(23)	(34)

Income before Income Taxes	$44	$23

	Six Months Ended June 30,
	2009	2008
Total Segment Operating Income	$239	$153
Corporate and Other Unallocated Expenses	(27)	(30)
Other Operating Income (Expense), net	—	3

Operating Income	212	126
Equity Earnings from Timberland Venture	29	—
Total Interest Expense, net	(47)	(70)
Gain on Extinguishment of Debt	1	—

Income before Income Taxes	$195	$56

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

It is likely that if one or more of the risks materializes, or if one or more assumptions prove to be incorrect, the current expectations of the company and its management will not be realized. Forward-looking statements speak only as of the date made, and neither the company nor its management undertakes any obligation to update or revise any forward-looking statements.

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009.

Organization of the Company

In management’s discussion and analysis of financial condition and results of operations (Item 2 of this form), when we refer to “Plum Creek,” “the company,” “we,” “us,” or “our,” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References to Notes to Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 1 of this Form 10-Q.

Plum Creek Timber Company, Inc., a Delaware Corporation and a real estate investment trust, or “REIT”, for federal income tax purposes, is the parent company of Plum Creek Timberlands, L.P., a Delaware Limited Partnership (the “Operating Partnership”), and Plum Creek Ventures I, LLC, a Delaware Limited Liability Company (“PC Ventures”). Plum Creek conducts substantially all of its activities through the Operating Partnership and various wholly-owned subsidiaries of the Operating Partnership.

The Operating Partnership has borrowed and has currently outstanding $2.019 billion principal amount of debt, including $458 million of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt from an entity (the Timberland Venture) in which a subsidiary of the Operating Partnership has an equity interest. PC Ventures has a preferred partnership interest in the Operating Partnership. Interest payments for this borrowing are funded by distributions to PC Ventures directly from the Operating Partnership. PC Ventures has no other activities.

As a result of this structure, Interest Expense (Note Payable to Timberland Venture) discussed below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to Plum Creek and the Operating Partnership.

Recent Events

Manufactured Products Restructure. As a result of the continuing decline in demand for wood products, during the first six months of 2009, we announced the permanent closure of two lumber mills and indefinitely suspended production at a third. We have also reduced production at our MDF and plywood facilities. The table below provides information on the status of our current manufacturing operations, by facility, and their practical annual production capacities and expected production for 2009.

Product and Facility	2009 Production Capacity (in millions)	2009 Estimated Production (in millions)

Operating
Lumber – board feet
Columbia Falls, MT	72	53
Meridian, ID (Remanufacturing)	70	64
Plywood – square feet (3/8”)
Columbia Falls, MT	120	72
Evergreen, MT	160	73
MDF – square feet (3/4”)
Columbia Falls, MT (Thick Line MDF)	145	61
Columbia Falls, MT (Thin Line MDF)	122	71

Indefinitely Curtailed
Lumber – board feet
Evergreen, MT	92	12
Evergreen, MT (Remanufacturing)	65	8

Permanently Closed
Lumber – board feet
Pablo, MT	N/A	23
Fortine, MT	N/A	12

A period-to-period comparison for our Manufactured Products Segment is included in the following.

Results of Operations

Second Quarter 2009 Compared to Second Quarter 2008

The following tables and narrative compare operating results by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2009	2008

Operating Income (Loss) by Segment
Northern Resources	$(7)	$7	$(14)
Southern Resources	23	37	(14)
Real Estate	44	35	9
Manufactured Products	—	(11)	11
Other	4	5	(1)

Total Segment Operating Income	64	73	(9)

Other Costs and Eliminations	(11)	(16)	5

Other Operating Income (Expense), net	—	—	—

Operating Income	$53	$57	$(4)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Delivered)	0.371	$50	0.739	$68
Pulpwood ($/Ton Delivered)	0.397	$38	0.504	$43

Total	0.768		1.243

Revenues decreased by $39 million, or 53%, to $35 million in the second quarter of 2009 compared to the second quarter of 2008. This decrease was due primarily to lower sawlog harvest volumes ($25 million), lower sawlog prices ($7 million), lower pulpwood harvest volumes ($5 million) and lower pulpwood prices ($2 million). Total harvest volumes for the second quarter of 2009 decreased by 38% compared to the second quarter of 2008. Sawlog harvest volumes were 50% lower compared to the second quarter of 2008 due primarily to harvest deferrals as a result of weak demand and recent timberland sales. We intend to realize the harvest of these deferred timber volumes once log prices improve. Pulpwood harvest volumes were 21% lower due primarily to temporarily increasing harvest levels in 2008 to capture favorable pulpwood prices, harvest deferrals in 2009 as a result of weak markets and recent timberland sales. Sawlog harvest levels for all of 2009 are expected to decrease by approximately 34% compared to the 3.4 million tons harvested during 2008 due primarily to harvest deferrals as a result of weak demand and recent timberland sales. Pulpwood harvest levels for all of 2009 are expected to decrease by approximately 21% compared to the 2.6 million tons harvested during 2008 due primarily to harvest levels in 2008 that were temporarily increased to capture favorable pulpwood prices, harvest deferrals in 2009 as a result of weak markets and recent timberland sales.

Sawlog prices were 26% lower in the second quarter of 2009 compared to the second quarter of 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Pulpwood prices declined in the second quarter of 2009 by 11% compared to the second quarter of 2008 as a result of the global recession which has reduced the demand for paper and packaging materials.

Northern Resources Segment operating loss was $7 million for the second quarter of 2009 compared to operating income of $7 million for the second quarter of 2008. This decrease of $14 million was due primarily to weaker sawlog prices and lower harvest volumes. Segment costs and expenses decreased by $25 million, or 37%, to $42 million due primarily to lower harvest volumes and lower log and haul rates per ton. Log and haul rates per ton decreased 12% ($3 million) from the second quarter of 2008 due primarily to lower fuel costs.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Stumpage)	1.217	$22	1.666	$26
Pulpwood ($/Ton Stumpage)	1.849	$9	2.221	$10

Total	3.066		3.887

Revenues decreased by $39 million, or 31%, to $89 million in the second quarter of 2009 compared to the second quarter of 2008. This decrease was due primarily to lower sawlog harvest volumes ($20 million), lower pulpwood harvest volumes ($9 million), lower sawlog prices ($6 million) and lower pulpwood prices ($5 million). During the fourth quarter of 2008, we contributed 454,000 acres of timberlands in our Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”). Excluding the 0.308 million tons of sawlogs harvested in the second quarter of 2008 related to the Timberland Venture properties, sawlog harvest volumes decreased by 10% due primarily to harvest deferrals as a result of weak demand. We intend to realize the harvest of these deferred timber volumes once log prices improve. Excluding the 0.261 million tons of pulpwood harvested in the second quarter of 2008 related to the Timberland Venture properties, pulpwood harvest volumes decreased by 6% due primarily to temporarily increasing harvest levels in 2008 to capture favorable pulpwood prices. Sawlog harvest volumes for all of 2009 (excluding the 0.690 million tons of sawlogs harvested during 2008 from the Timberland Venture properties) are expected to decrease by 7% compared to the 4.9 million tons harvested in 2008 due primarily to continuing the deferral of harvests as a result of weak demand. Pulpwood harvest volumes for all of 2009 (excluding the 0.667 million tons of pulpwood harvested during 2008 from the Timberland Venture properties) are expected to decrease by 9% compared to the 7.3 million tons harvested in 2008 due primarily to the temporary increase in harvest levels in 2008 to capture favorable pulpwood prices.

Sawlog prices on a stumpage basis were 15% lower in the second quarter of 2009 compared to the second quarter of 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Sawlog prices on a delivered basis decreased by 12%. Pulpwood prices declined in the second quarter of 2009 by 3% compared to the second quarter of 2008 as a result of the global recession which has reduced the demand for paper and packaging materials.

Southern Resources Segment operating income was 26% of its revenues for the second quarter of 2009 and 29% for the second quarter of 2008. This decrease was due primarily to weaker sawlog prices and lower harvest volumes. Segment costs and expenses decreased by $25 million, or 28%, to $66 million. This decrease was due primarily to lower harvest levels and lower log and haul rates per ton. Log and haul rates per ton decreased 13% ($6 million) due primarily to lower fuel costs.

Real Estate Segment.

	Quarter Ended June 30, 2009			Quarter Ended June 30, 2008
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	9,840	$9	$900	13,215	$17	$1,285
Conservation	3,895	7	1,705	595	1	1,555
Higher and Better Use / Recreational	10,955	24	2,200	11,785	32	2,740
Development Properties	25	—	13,650	700	7	9,630

Subtotal	24,715	40		26,295	57

Large Non-Strategic	59,160	38	650	—	—	—

Total	83,875	$78		26,295	$57

Revenues increased by $21 million, or 37%, to $78 million in 2009. This increase is due primarily to revenue of $38 million from selling 59,160 large, non-strategic acres in Wisconsin and increased revenues from the sale of conservation properties ($6 million), offset in part by decreased revenue from development properties ($7 million), lower prices from higher and better use / recreational properties ($6 million), decrease in the number of acres of small non-strategic properties sold ($4 million), and lower prices from small non-strategic properties ($4 million).

From time to time, we may dispose of larger blocks of other timberlands to maximize value. Excluding the large non-strategic acres in Wisconsin, real estate revenues during the second quarter of 2009 decreased compared to the second quarter of 2008 due primarily to a decrease in the demand for rural real estate. The demand for rural real estate fell due to the decline in consumer discretionary capital (e.g., declining home values and stock market losses), declining consumer confidence and the inability of buyers to secure lending sources. Our average sales price per acre for higher and better use / recreational lands decreased approximately 20% compared to the second quarter of 2008 due primarily to selling more lower valued recreational properties. In the latter part of 2008, we changed our focus to listing for sale more of our lower valued recreational properties as demand and price for properties with a higher value per acre significantly weakened due to the recession. Our average sales price per acre for small non-strategic properties declined approximately 30% compared to the second quarter of 2008 due primarily to selling a mix of less valuable timberlands during 2009. During 2008, we sold a greater percentage of properties from higher value regions. Our remaining small non-strategic acres do not have as great of a percentage of high value properties as our sales mix in prior periods. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions.

Real Estate Segment operating income was 56% of its second quarter revenues for 2009 compared to 61% for 2008. Real Estate Segment costs and expenses increased by $12 million to $34 million in the second quarter of 2009 due primarily to the large, non-strategic land sale during 2009 ($16 million).

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008
	Sales Volume	Sales Realization	Sales Volume	Sales Realization

Lumber	60,371 MBF	$340	83,477 MBF	$367
Plywood	40,729 MSF	$353	68,616 MSF	$404
Fiberboard	32,802 MSF	$593	63,205 MSF	$600

Revenues decreased by $55 million, or 46%, to $66 million in the second quarter of 2009 compared to the second quarter of 2008. This decrease was due primarily to lower MDF sales volume ($18 million), lower plywood sales volume ($11 million), lower lumber sales volume ($7 million), lower lumber prices ($3 million) and lower plywood prices ($2 million). Additionally, freight charges (which is a component of both Revenues and Cost of Goods Sold) decreased by $6 million compared to the prior period due to significantly lower sales volume.

MDF sales volume decreased by 48% in the second quarter of 2009 compared to the second quarter of 2008. MDF demand has weakened considerably and is expected to remain weak until the housing market recovers. The weaker demand was due primarily to the significant decline in housing starts and increased competition from foreign MDF manufacturers due to favorable exchange rates.

Plywood sales volume was 41% lower during the second quarter of 2009 due primarily to weakness in specialty markets, such as recreational vehicle, transportation and concrete forming applications. The decline in these markets is due primarily to weak economic conditions in the U.S. Plywood sales prices were 13% lower during the second quarter of 2009.

Lumber sales volume declined 28% during the second quarter of 2009 due primarily to the weak demand for lumber as a result of declining housing starts. Housing starts for all of 2008 were 905,000 homes compared to average annual starts of 1.7 million earlier in the decade. Housing starts for 2009 are now forecasted to be approximately 550,000. As a result of the weak outlook for housing starts, we have permanently closed two lumber mills during 2009 and have curtailed production at our other lumber mills.

The Manufactured Products Segment operated at essentially break-even for the second quarter of 2009 compared to an $11 million operating loss for the second quarter of 2008. This increase in operating performance was due primarily to a $10 million lumber assets impairment charge we recorded in the second quarter of 2008. See Note 6 of the Notes to Consolidated Financial Statements. Manufactured Products Segment costs and expenses decreased by $66 million, or 50%, to $66 million for the second quarter of 2009. This decrease was due primarily to lower lumber, plywood and MDF sales volume and by the lumber assets impairment charge recorded during the second quarter of 2008.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $11 million during the second quarter of 2009 and by $16 million during the second quarter of 2008. The decrease of $5 million was due primarily to lower share-based compensation expense ($3 million), reduced depreciation on information technology assets ($1 million) and higher legal and other advisory costs incurred in the second quarter of 2008 related to the Timberland Venture ($1 million) transaction in 2008.

The decrease in share-based compensation expense is due to a decrease in the fair value of our value management plan awards in the second quarter of 2009. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Equity Earnings from Timberland Venture. On October 1, 2008, we contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“SDT”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. During the second quarter of 2009, we recorded our share of equity earnings from SDT of $14 million, which includes amortization ($2 million increase in equity earnings) of the difference between the book value of the company’s investment and its proportionate share of SDT’s net assets.

Interest Expense, net (Debt Obligations to Unrelated Parties). Interest expense, net of interest income, for debt obligations to unrelated parties decreased $11 million, or 32%, to $23 million in the second quarter of 2009. This decrease was due primarily to lower borrowings outstanding compared to the second quarter of 2008 ($6 million) and lower interest rates on our variable rate debt ($5 million). During the fourth quarter of 2008, we paid down approximately $420 million of debt, consisting of $219 million of debt principal payments and a $201 million reduction of outstanding borrowings on our line of credit. During the first six months of 2009, we paid down approximately $163 million of debt, consisting of $138 million of debt principal payments ($33 million during the second quarter of 2009) and a $25 million reduction of outstanding borrowings on our line of credit ($5 million during the second quarter of 2009).

Interest Expense (Note Payable to Timberland Venture). On October 1, 2008, we borrowed $783 million from SDT (a related party) for a ten-year term at a fixed annual interest rate of 7.375%. During the second quarter of 2009, we recorded $15 million of interest expense related to the note.

Benefit for Income Taxes. The benefit for income taxes was $3 million for the second quarter of 2009 compared to a benefit for income taxes of $8 million for the second quarter of 2008. The decrease in the tax benefit of $5 million is due primarily to higher losses in our manufacturing business (resulting in a tax benefit of $5 million) in the prior period. In the second quarter of 2008, the losses were higher in our manufacturing business primarily as a result of a $10 million lumber assets impairment charge during the quarter. See Note 6 of the Notes to Consolidated Financial Statements.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following tables and narrative compare operating results by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2009	2008

Operating Income (Loss) by Segment
Northern Resources	$(5)	$21	$(26)
Southern Resources	43	74	(31)
Real Estate	214	68	146
Manufactured Products	(22)	(20)	(2)
Other	9	10	(1)

Total Segment Operating Income	239	153	86

Other Costs and Eliminations	(27)	(30)	3

Other Operating Income (Expense), net	—	3	(3)

Operating Income	$212	$126	$86

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Delivered)	0.896	$54	1.717	$67
Pulpwood ($/Ton Delivered)	1.010	$41	1.242	$41

Total	1.906		2.959

Revenues decreased by $76 million, or 45%, to $92 million in the first six months of 2009 compared to the first six months of 2008. This decrease was due primarily to lower sawlog harvest volumes ($54 million), lower sawlog prices ($13 million) and lower pulpwood harvest volumes ($10 million). Total harvest volumes for the first six months of 2009 decreased by 36% compared to the same period of 2008. Sawlog harvest volumes were 48% lower compared to 2008 due primarily to harvest deferrals as a result of weak demand and recent timberland sales. We intend to realize the harvest of these deferred timber volumes once log prices improve. Pulpwood harvest volumes were 19% lower due primarily to temporarily increasing harvest levels in 2008 to capture favorable pulpwood prices, harvest deferrals in 2009 as a result of weak markets and recent timberland sales. Sawlog harvest levels for all of 2009 are expected to decrease by approximately 34% compared to the 3.4 million tons harvested during 2008 due primarily to harvest deferrals as a result of weak demand and recent timberland sales. Pulpwood harvest levels for all of 2009 are expected to decrease by approximately 21% compared to the 2.6 million tons harvested during 2008 due primarily to harvest levels in 2008 that were temporarily increased to capture favorable pulpwood prices, harvest deferrals in 2009 as a result of weak markets and recent timberland sales.

Sawlog prices were 20% lower in the first six months of 2009 compared to the same period of 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Pulpwood prices in the first six months of 2009 were essentially flat compared to the same period of 2008. During the first quarter of 2009, pulpwood prices were higher compared to the first quarter of 2008 due primarily to pulpwood sales contracts negotiated during the fourth quarter of 2008 when pulpwood demand was stronger. Pulpwood market prices declined in the second quarter of 2009 by 11% compared to the second quarter of 2008 as a result of the global recession which has reduced the demand for paper and packaging materials.

Northern Resources Segment operating loss was $5 million for the first six months of 2009 compared to operating income of $21 million for the first six months of 2008. This decrease of $26 million was due primarily to weaker sawlog prices and lower harvest volumes. Segment costs and expenses decreased by $50 million, or 34%, to $97 million due primarily to lower harvest volumes and lower log and haul rates per ton. Log and haul rates per ton decreased 7% ($5 million) due primarily to lower fuel costs.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Stumpage)	2.159	$23	3.125	$27
Pulpwood ($/Ton Stumpage)	3.336	$10	4.197	$10

Total	5.495		7.322

Revenues decreased by $78 million, or 31%, to $172 million in the first six months of 2009 compared to the first six months of 2008. This decrease was due primarily to lower sawlog harvest volumes ($42 million), lower pulpwood harvest volumes ($21 million), lower sawlog prices ($9 million) and lower pulpwood prices ($5 million). During the fourth quarter of 2008, we contributed 454,000 acres of timberlands in our Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”). Excluding the 0.441 million tons of sawlogs harvested in the first six months of 2008 related to the Timberland Venture properties, sawlog harvest volumes decreased by 20% due primarily to harvest deferrals as a result of weak demand. We intend to realize the harvest of these deferred timber volumes once log prices improve. Excluding the 0.411 million tons of pulpwood harvested in the first six months of 2008 related to the Timberland Venture properties, pulpwood harvest volumes decreased by 12% due primarily to temporarily increasing harvest levels in 2008 to capture favorable pulpwood prices. Sawlog harvest volumes for all of 2009 (excluding the 0.690 million tons of sawlogs harvested during 2008 from the Timberland Venture properties) are expected to decrease by 7% compared to the 4.9 million tons harvested in 2008 due primarily to continuing the deferral of harvests as a result of weak demand. Pulpwood harvest volumes for all of 2009 (excluding the 0.667 million tons of pulpwood harvested during 2008 from the Timberland Venture properties) are expected to decrease by 9% compared to the 7.3 million tons harvested in 2008 due primarily to the temporary increase in harvest levels in 2008 to capture favorable pulpwood prices.

Sawlog prices on a stumpage basis were 15% lower in the first six months of 2009 compared to the first six months of 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Sawlog prices on a delivered basis decreased by 12%. Pulpwood prices declined during the first six months of 2009 compared to the same period in the prior year as a result of the global recession which has reduced the demand for paper and packaging materials.

Southern Resources Segment operating income was 25% of its revenues for the first six months of 2009 and 30% for the first six months of 2008. This decrease was due primarily to weaker sawlog prices and lower harvest volumes. Segment costs and expenses decreased by $47 million, or 27%, to $129 million. This decrease was due primarily to lower harvest levels, lower log and haul rates per ton and lower forest management and administrative expenses. Log and haul rates per ton decreased 10% ($8 million) due primarily to lower fuel costs. Various forest management and administrative expenses have decreased by 15% ($5 million) due primarily to timberland dispositions and cost reduction initiatives.

Real Estate Segment.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	11,505	$11	$960	30,360	$37	$1,225
Conservation	117,250	259	2,205	1,610	1	820
Higher and Better Use / Recreational	13,135	32	2,400	22,420	63	2,805
Development Properties	1,510	6	4,225	765	7	9,300

Subtotal	143,400	308		55,155	109

Large Non-Strategic	59,160	38	650	—	—	—

Total	202,560	$346		55,155	$109

Revenues increased by $237 million to $346 million in the first half of 2009. This increase is due primarily to higher revenues from sales of conservation properties ($258 million) and revenue of $38 million from selling 59,160 large, non-strategic acres in Wisconsin, offset in part by a decrease in the number of acres of higher and better use / recreational and small non-strategic land sales ($49 million). Revenues from the sale of conservation properties increased by $258 million due primarily to the sale of approximately 112,000 acres in Montana for $250 million during the first quarter of 2009. The $250 million conservation sale during the first quarter of 2009 was the second in a three phase transaction. The third phase of approximately 70,000 acres in Montana is expected to close late in 2010 for approximately $89 million. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation. From time to time, we may dispose of larger blocks of other timberlands to maximize value such as the 59,160 acres in Wisconsin we sold during the second quarter.

The number of acres of higher and better use / recreational and small non-strategic properties sold during the first six months of 2009 decreased compared to the same period in 2008 due primarily to a decrease in the demand for rural real estate. The demand for rural real estate fell due to the decline in consumer discretionary capital (e.g., declining home values and stock market losses), declining consumer confidence and the inability of buyers to secure lending sources. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding.

We expect revenues during 2009 from real estate sales, including the large non-strategic sale in Wisconsin, to range between $460 million and $480 million. We expect sales in 2009 will consist of up to 350,000 acres. We expect sales activity for the remainder of the year for small non-strategic and higher and better use / recreational properties to improve due to the seasonal nature of real estate sales, additional listings in markets with good demand, listings in new areas, and sales through new channels, such as sealed bids and specialty brokers. In addition to the aforementioned expected revenues and acres, from time to time, we may dispose of larger blocks of other timberlands to maximize value.

Real Estate Segment operating income was 62% of its revenues for the first six months of 2009 and 2008. Real Estate Segment costs and expenses increased by $91 million to $132 million for the first six months of 2009 due primarily to the selling of more acres during 2009.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Sales Volume	Sales Realization	Sales Volume	Sales Realization

Lumber	95,494 MBF	$353	153,073 MBF	$367
Plywood	76,168 MSF	$357	137,362 MSF	$401
Fiberboard	66,846 MSF	$597	121,989 MSF	$596

Revenues decreased by $102 million, or 45%, to $124 million in the first six months of 2009 compared to the first six months of 2008. This decrease was due primarily to lower MDF sales volume ($33 million), lower plywood sales volume ($25 million), lower lumber sales volume ($17 million), lower lumber prices ($5 million) and lower plywood prices ($3 million). Additionally, freight charges (which is a component of both Revenues and Cost of Goods Sold) decreased by $12 million compared to the prior period due to significantly lower sales volume.

MDF sales volume decreased by 45% in the first six months of 2009 compared to the first six months of 2008. MDF demand has weakened considerably and is expected to remain weak until the housing market recovers. The weaker demand was due primarily to the significant decline in housing starts and increased competition from foreign MDF manufacturers due to favorable exchange rates.

Plywood sales volume was 45% lower during the first six months of 2009 due primarily to weakness in specialty markets, such as recreational vehicle, transportation and concrete forming applications. The decline in these markets is due primarily to weak economic conditions in the U.S. Plywood sales prices were 11% lower during the first six months of 2009.

Lumber sales volume declined 38% during the first six months of 2009 due primarily to the weak demand for lumber as a result of declining housing starts. Housing starts for all of 2008 were 905,000 homes compared to average annual starts of 1.7 million earlier in the decade. Housing starts for 2009 are now forecasted to be approximately 550,000. As a result of the weak outlook for housing starts, we have permanently closed two lumber mills during 2009 and have curtailed production at our other lumber mills. Lumber sales prices were 4% lower during the first six months of 2009.

Manufactured Products Segment operating loss was $22 million for the six months of 2009 compared to a $20 million operating loss for the first six months of 2008. During the first six months of 2009, we recorded a $12 million charge resulting from a $10 million lumber assets impairment and a $2 million write-down of related spare parts. In the same period of 2008, we recorded a $10 million lumber assets impairment. See Note 6 of the Notes to Consolidated Financial Statements. Manufactured Products Segment costs and expenses decreased by $100 million, or 41%, to $146 million for the first six months of 2009. This decrease was due primarily to lower lumber, plywood and MDF sales volume and lower costs for MDF raw materials. MDF raw material costs decreased by $4 million due primarily to lower resin prices.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $27 million during the first six months of 2009 and by $30 million during the first six months of 2008. The decrease of $3 million was due primarily to lower share-based compensation expense ($2 million) and higher legal and other advisory costs incurred in the same period of 2008 related to the Timberland Venture ($1 million) transaction in 2008.

The decrease in share-based compensation expense is due to a decrease in the fair value of our value management plan awards in the second quarter of 2009. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Equity Earnings from Timberland Venture. On October 1, 2008, we contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“SDT”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. During the first six months of 2009, we recorded our share of equity earnings from SDT of $29 million, which includes amortization ($4 million increase in equity earnings) of the difference between the book value of the company’s investment and its proportionate share of SDT’s net assets. We received cash distributions of $25 million from SDT during the first six months of 2009.

Interest Expense, net (Debt Obligations to Unrelated Parties). Interest expense, net of interest income, for debt obligations to unrelated parties decreased $23 million, or 33%, to $47 million in the first six months of 2009. This decrease was due primarily to lower interest rates on our variable rate debt ($13 million) and lower borrowings outstanding for the first six months of 2009 compared to the same period of 2008 ($10 million). During the fourth quarter of 2008, we paid down approximately $420 million of debt, consisting of $219 million of debt principal payments and a $201 million reduction of outstanding borrowings on our line of credit. During the first six months of 2009, we paid down approximately $163 million of debt, consisting of $138 million of debt principal payments and a $25 million reduction of outstanding borrowings on our line of credit.

Interest Expense (Note Payable to Timberland Venture). On October 1, 2008, we borrowed $783 million from SDT (a related party) for a ten-year term at a fixed annual interest rate of 7.375%. During the first six months of 2009, we recorded $29 million of interest expense related to the note.

Benefit for Income Taxes. The benefit for income taxes was $23 million for the first six months of 2009 compared to a benefit for income taxes of $13 million for the first six months of 2008. The increase in the tax benefit of $10 million is due primarily to the reversal of $5 million of previously accrued built-in gains tax and a reduction to our deferred tax liability of $3 million. See Note 7 of the Notes to Consolidated Financial Statements.

At June 30, 2009, we have recorded deferred tax assets of $68 million and deferred tax liabilities of $41 million. We have not recorded a valuation allowance in connection with our deferred tax asset of $68 million. A valuation allowance is recognized if it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to either the reversal of various timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize the company’s deferred tax assets.

Financial Condition and Liquidity

During the six months ended June 30, 2009, our operating cash flows increased $300 million compared to the six months ended June 30, 2008. This increase was due primarily to completion of the second phase of our sale of 310,000 acres in Montana for which we received proceeds of $250 million (for 112,000 acres) in February 2009 and favorable working capital changes related to like-kind exchange transactions of $109 million.

We believe we have a strong balance sheet and do not foresee any short-term liquidity issues. At June 30, 2009, we had a cash balance of $347 million and had availability of $530 million under our line of credit. Additionally, we expect Net Cash Provided by Operating Activities for 2009 to exceed the $420 million we reported for 2008. We believe based on our strong balance sheet and liquidity, and the cash we expect to generate from operating activity, that we will meet all of our long-term interest and principal payments, required capital expenditures and quarterly dividend distributions in 2009.

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2009	2008

Net Cash Provided By Operating Activities	$394	$94	$300
Net Cash Used In Investing Activities	(28)	(30)	2
Net Cash Used In Financing Activities	(388)	(179)	(209)

Change in Cash and Cash Equivalents	$(22)	$(115)	$93

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2009 totaled $394 million, compared to $94 million for the same period in 2008. This increase of $300 million is due primarily to higher proceeds from real estate sales of $232 million, favorable working capital changes related to like-kind exchange transactions of $109 million and the receipt of $18 million for income tax refunds. The increase in cash flows from operating activities was offset in part by lower operating income of $57 million from our Resources Segments. The higher proceeds from real estate sales was due primarily to the $250 million of proceeds received in February 2009 in connection with the second phase of a three phase transaction of 310,000 acres in Montana. The lower operating income from our Resources Segments was due primarily to weaker sawlog prices and lower harvest levels.

The favorable working capital change of $109 million is due primarily to the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days or distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During the six months ended June 30, 2009, we received proceeds of $48 million from our like-kind exchange trust compared to $61 million of proceeds placed in a like-kind exchange trust at June 30, 2008.

Capital Expenditures. Capital expenditures were as follows for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2009	2008

Capital Expenditures (Excluding Timberland Acquisitions)	$28	$29
Expenditures for Real Estate Development	1	5

Total Capital Expenditures	$29	$34

Planned capital expenditures for 2009, excluding the acquisition of timberlands, are expected to range between $60 million and $65 million and include approximately $48 million for our timberlands, $4 million for our manufacturing facilities, and $7 million for investments in information technology, primarily for resource accounting system enhancements. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 40% of planned capital expenditures in 2009 are discretionary. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities and improve safety.

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

Line of Credit. The Operating Partnership has a $750 million revolving line of credit agreement that matures in June 2011. As of June 30, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.72%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2009, we had $206 million of borrowings and $14 million of standby letters of credit outstanding; $530 million remained available for borrowing under our line of credit. As of July 1, 2009, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreements. The Operating Partnership has a $250 million and a $350 million term credit agreement, each maturing in June 2012. As of June 30, 2009, the interest rate for the $250 million term credit agreement was 1.31%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. As of June 30, 2009, the interest rate for the $350 million term credit agreement was 0.76%. The interest rate on this term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. Both term credit agreements are subject to covenants that are substantially the same as those of our revolving line of credit, and allow prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The Operating Partnership has outstanding Senior Notes with various maturities and fixed interest rates. Most of our Senior Notes are privately placed debt with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of June 30, 2009, the Operating Partnership has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (“Public Debt”). The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	June 30, 2009	December 31, 2008

Senior Notes
Public Debt	$453	$458
Private Debt	760	893

Total Senior Notes	$1,213	$1,351

Plum Creek Timber Company, Inc. and the Operating Partnership have filed a shelf registration statement with the Securities and Exchange Commission which expires on April 24, 2012. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and the Operating Partnership may from time to time offer and sell debt securities.

Debt Principal Payments. During the six months ended June 30, 2009, we made debt payments totaling $163 million, consisting of $138 million of debt principal payments and a $25 million reduction of outstanding borrowings on our line of credit (from $231 million at December 31, 2008 to $206 million at June 30, 2009). In addition to scheduled debt payments on our Private Debt of $49 million, we prepaid, without prepayment premiums, approximately $84 million of principal on our outstanding private Senior Notes that were scheduled to mature in the third quarter of 2009 and the fourth quarter of 2011. During the first quarter of 2009, we paid approximately $4 million to retire $5 million of principal for our Public Debt resulting in a $1 million gain reported as a Gain on Extinguishment of Debt in our Consolidated Statements of Income for the six months ended June 30, 2009.

Debt Covenants. The Term Credit Agreements, Senior Notes and Line of Credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. We are in compliance with all of our borrowing agreement covenants as of June 30, 2009.

The following table details our sources and uses of cash for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2009	2008	Change

Sources of Cash:
Operations (A)	$338	$177	$161
Changes in Working Capital	57	(78)	135
Cash from Stock Option Exercises	—	1	(1)
Increase in Debt Obligations, net	—	16	(16)
Other Cash Changes, net (B)	—	(1)	1

Total Sources of Cash	395	115	280

Uses of Cash:
Returned to Stockholders:
Dividends	(138)	(144)	6
Common Stock Repurchases	(87)	(51)	(36)
Reinvest in the Business:
Capital Expenditures	(29)	(34)	5
Acquire Timberlands	—	(1)	1
Reduce Debt Obligations, net	(163)	—	(163)

Total Uses of Cash	(417)	(230)	(187)

Change in Cash and Cash Equivalents	$(22)	$(115)	$93

(A)	Calculated from the Consolidated Statements of Cash Flows. Amount is calculated by adding back non-cash items and other operating activities to Net Income.

(B)	From the Consolidated Statement of Cash Flows, Other Investing and Financing Activities.

Equity. On August 4, 2009, the Board of Directors of Plum Creek Timber Company, Inc. declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on August 31, 2009 to stockholders of record on August 14, 2009. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors’ discretion. For the six months ended June 30, 2009, we repurchased approximately 3.3 million shares of common stock at a total cost of $87 million, or an average cost per share of $26.57. At June 30, 2009, $50 million is available for share repurchases under the current authorization.

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

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value (A)

June 30, 2009
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$58	$56	$383	$4	$250	$469	$1,220	$1,186
Average Interest Rate( C)	6.7%	6.7%	6.6%	6.2%	6.1%	5.9%
Related Party Obligations
Principal Due						$783	$783	$719
Interest Rate						7.4%

Variable Rate Debt(D)	—	—	$206	$600	—	—	$806	$771

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

June 30, 2008
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$100	$200	$59	$424	$4	$791	$1,578	$1,575
Average Interest Rate(C)	6.9%	6.8%	6.7%	6.6%	6.2%	6.0%

Variable Rate Debt	—	—	—	$369	$600	—	$969	$969

(A)	The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes; the fair value of the company’s other debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the publicly-traded debt adjusted by an estimated risk premium for holding company debt and the different maturity. The decrease in fair value of our fixed rate debt compared to June 30, 2008 (excluding related party debt) was due primarily to the repayment of $219 million of senior notes in the last six months of 2008 and $138 million of senior notes in the first six months of 2009. In June 2009, interest rates were similar to June 2008, with the decline in treasury rates being offset by an increase in credit spreads. The fair value of our floating rate term loans (variable rate debt) as of June 30, 2009 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of June 30, 2009. The fair value of our floating rate term loans as of June 30, 2008 approximated the principal balance.

(B)	Excludes unamortized discount of $7 million and $8 million at June 30, 2009 and 2008, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)

As of June 30, 2009, the weighted-average interest rate on the $206 million borrowings under our $750 million revolving line of credit was 0.72%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1.00% depending on our debt ratings. As of July 1, 2009, all of the borrowings outstanding under our line of credit were repaid. As of June 30, 2009, the interest rate for the $350 million term credit agreement was 0.76%. The interest rate on the $350 million term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of June 30, 2009, the interest rate for the $250 million term credit agreement was 1.31%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the second quarter of 2009:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
April 1, 2009 through April 30, 2009	933 shares of common stock	$32.07	— shares of common stock	$50 million

May 1, 2009 through May 31, 2009	17 shares of common stock	$34.00	— shares of common stock	$50 million

June 1, 2009 through June 30, 2009	— shares of common stock	$—	— shares of common stock	$50 million

Total	950 shares of common stock	$32.10	— shares of common stock

(A)	Represents shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock unit awards under the company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the vesting dates of the awards.

(B)	No shares were purchased during the period April 1, 2009 through June 30, 2009 pursuant to the $200 million share repurchase program that was publicly announced on October 21, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company’s 2009 Annual Meeting of Stockholders was held on May 6, 2009. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to vote on five proposals: (1) to elect eight individuals to the company’s board of directors; (2) to amend the company’s certificate of incorporation to eliminate the requirement of plurality voting in director elections; (3) to amend the company’s certificate of incorporation to increase the share ownership limit from 5% of the outstanding shares to 9.8% of the outstanding shares per holder; (4) to ratify the appointment of Ernst & Young LLP as the company’s independent registered public accounting firm for 2009; and (5) a stockholder proposal to require an annual stockholder advisory vote on executive compensation for the company’s named executive officers as disclosed in the company’s proxy materials.

Vote Results

Following are the vote results for each proposal submitted to a vote of the stockholders at the meeting:

(1)	Eight individuals nominated by the board for re-election to one-year terms expiring at the 2010 Annual Meeting of Stockholders were re-elected to the company’s Board of Directors, with no solicitations in opposition, as follows:

	Votes Cast
Nominee	For	Against	Abstain
Rick R. Holley	140,072,658	1,347,616	786,702
Robin Josephs	139,727,439	1,685,962	793,576
John G. McDonald	139,201,742	2,212,645	792,589
Robert B. McLeod	139,693,527	1,693,367	820,083
John F. Morgan, Sr.	140,101,694	1,295,402	809,880
John H. Scully	139,841,541	1,563,214	802,221
Stephen C. Tobias	136,745,907	4,651,122	809,949
Martin A. White	139,688,008	1,717,681	801,288

There were no broker non-votes.

(2)	The amendment to the company’s certificate of incorporation to eliminate plurality voting was approved, with 132,543,946 votes “For” the proposal, 8,149,780 votes “Against the proposal, 1,513,250 abstentions and no broker non-votes.

(3)	The amendment to the company’s certificate of incorporation to increase the share ownership limit to 9.8% of the outstanding shares was approved, with 135,361,024 votes “For” the proposal, 5,403,846 votes “Against” the proposal, 1,442,105 abstentions and no broker non-votes.

(4)	The appointment of Ernst & Young LLP as the company’s independent registered public accounting firm was ratified by the stockholders, with 140,584,812 votes “For” the proposal, 1,081,050 votes “Against” the proposal, 541,214 abstentions and no broker non-votes.

(5)	A stockholder proposal to require an annual stockholder advisory vote on executive compensation for the company’s named executive officers as disclosed in the company’s proxy materials was included in the company’s proxy materials in accordance with Rule 14a-8 of the Securities Exchange Act of 1934, as amended. The proposal was not approved under the company’s amended and restated by-laws, with 55,853,854 votes “For” the proposal, 42,344,749 votes “Against” the proposal, 1,964,738 abstentions and 42,043,735 broker non-votes.

Items 3 and 5 of Part II are not applicable and have been omitted.

ITEM 6.	EXHIBITS

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Third Amendment to Real Estate Purchase and Sale Agreement dated as of January 13, 2009, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed January 15, 2009).

2.3	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.4	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended.

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

4.1	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4	Senior Note Agreement, dated as of October 9, 2001, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party thereto (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and Wells Fargo Bank, National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on July 3, 2006). Amendment Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., and Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of June 29, 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.2	Credit Agreement and Guarantee dated as of October 1, 2008 by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.3	Pledge Agreement dated as of October 1, 2008 between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.4	Form of Amendment to Outstanding Stock Option Award Agreements.

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 5, 2009