Form 10-Q
period 2009-09-30
PLUM CREEK TIMBER CO INC
filed 2009-11-04
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, as of October 30, 2009 was 162,813,571.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended September 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended September 30,
(In Millions, Except Per Share Amounts)	2009	2008

REVENUES:
Timber	$152	$194
Real Estate	73	108
Manufacturing	65	104
Other	4	8

Total Revenues	294	414

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	120	144
Real Estate	51	33
Manufacturing	65	105
Other	—	1

Total Cost of Goods Sold	236	283
Selling, General and Administrative	20	31

Total Costs and Expenses	256	314

Other Operating Income (Expense), net	—	(1)

Operating Income	38	99

Equity Earnings from Timberland Venture	14	—

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	22	35
Interest Expense (Note Payable to Timberland Venture)	14	—

Total Interest Expense, net	36	35

Income before Income Taxes	16	64
Benefit for Income Taxes	(3)	(5)

Net Income	$19	$69

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.12	$0.40
Net Income per Share – Diluted	$0.12	$0.40

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	162.8	171.2
– Diluted	162.9	171.8

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions, Except Per Share Amounts)	2009	2008

REVENUES:
Timber	$414	$587
Real Estate	419	217
Manufacturing	189	330
Other	14	19

Total Revenues	1,036	1,153

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	326	420
Real Estate	179	69
Manufacturing	205	345
Other	1	2

Total Cost of Goods Sold	711	836
Selling, General and Administrative	75	94

Total Costs and Expenses	786	930

Other Operating Income (Expense), net	—	2

Operating Income	250	225

Equity Earnings from Timberland Venture	43	—

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	69	105
Interest Expense (Note Payable to Timberland Venture)	43	—

Total Interest Expense, net	112	105

Gain on Extinguishment of Debt	1	—

Income before Income Taxes	182	120
Benefit for Income Taxes	(26)	(18)

Net Income	$208	$138

PER SHARE AMOUNTS:

Net Income per Share – Basic	$1.27	$0.81
Net Income per Share – Diluted	$1.27	$0.80

Dividends Declared – per Common Share Outstanding	$1.26	$1.26

Weighted-Average Number of Shares Outstanding
– Basic	163.5	171.3
– Diluted	163.6	171.8

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(In Millions, Except Per Share Amounts)	2009	2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$351	$369
Accounts Receivable	32	22
Like-Kind Exchange Funds Held in Escrow	—	48
Taxes Receivable	6	23
Inventories	48	74
Deferred Tax Asset	8	11
Real Estate Development Properties	1	4
Assets Held for Sale	35	137
Other Current Assets	15	11

	496	699

Timber and Timberlands, net	3,585	3,638
Property, Plant and Equipment, net	159	177
Equity Investment in Timberland Venture	189	199
Deferred Tax Asset	21	—
Investment in Grantor Trusts (at Fair Value)	29	25
Other Assets	41	42

Total Assets	$4,520	$4,780

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$51	$158
Accounts Payable	35	35
Interest Payable	37	30
Wages Payable	16	28
Taxes Payable	22	18
Deferred Revenue	22	17
Other Current Liabilities	15	21

	198	307

Long-Term Debt	1,696	1,793
Line of Credit	264	231
Note Payable to Timberland Venture	783	783
Deferred Tax Liability	—	4
Other Liabilities	83	90

Total Liabilities	3,024	3,208

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares - 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares - 300.6, Outstanding (net of Treasury Stock) – 162.8 at September 30, 2009 and 166.0 at December 31, 2008	2	2
Additional Paid-In Capital	2,232	2,225
Retained Earnings	150	149
Treasury Stock, at Cost, Common Shares - 24.8 at September 30, 2009 and 21.5 at December 31, 2008	(860)	(773)
Accumulated Other Comprehensive Income (Loss)	(28)	(31)

Total Stockholders’ Equity	1,496	1,572

Total Liabilities and Stockholders’ Equity	$4,520	$4,780

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$208	$138
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009 and 2008)	85	109
Basis of Real Estate Sold	139	49
Equity Earnings from Timberland Venture	(43)	—
Distributions from Timberland Venture	53	—
Expenditures for Real Estate Development	(1)	(6)
Deferred Income Taxes	(21)	(11)
Gain on Extinguishment of Debt	(1)	—
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(5)	17
Pension Plan Contributions	(8)	(7)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	48	(69)
Income Tax Receivable	17	—
Other Working Capital Changes	12	(1)
Other	9	6

Net Cash Provided By Operating Activities	492	225

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(45)	(47)
Timberlands Acquired	(1)	(65)
Other	—	(1)

Net Cash Used In Investing Activities	(46)	(113)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(207)	(216)
Borrowings on Line of Credit	695	1,275
Repayments on Line of Credit	(662)	(1,399)
Proceeds from Issuance of Long-Term Debt	—	250
Principal Payments and Retirement of Long-Term Debt	(203)	(50)
Proceeds from Stock Option Exercises	—	14
Acquisition of Treasury Stock	(87)	(51)

Net Cash Used In Financing Activities	(464)	(177)

Increase (Decrease) In Cash and Cash Equivalents	(18)	(65)

Cash and Cash Equivalents:
Beginning of Period	369	240

End of Period	$351	$175

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At September 30, 2009, the company owned and managed approximately 7.1 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated six wood product conversion facilities in the Northwest United States. Included in the 7.1 million acres are about 1.5 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

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

New Accounting Pronouncements (Adopted during 2009)

Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) approved the Accounting Standards Codification which became the single source of authoritative United States accounting and reporting standards other than guidance issued by the Securities and Exchange Commission. The Accounting Standards Codification is a major restructuring of accounting and reporting standards; however, the codification is not intended to change existing standards. The Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequent Events. In May 2009, the FASB issued a new accounting standard on Subsequent Events. The new standard establishes principles and requirements for subsequent events and sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity shall make about events or transactions that occurred after the balance sheet date. The company adopted this new standard in the second quarter of 2009; this adoption did not have any impact on the company’s financial condition, results of operations or cash flows.

The company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, November 4, 2009, which is the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

Fair Value Measurement. In September 2006, the FASB issued a new accounting standard on Fair Value Measurements. The new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. The Fair Value Measurement accounting standard supersedes the definition of fair value in most existing pronouncements under generally accepted accounting principles that require or permit the use of fair value, including (but not limited to) business combinations, impairments and exchanges of nonmonetary assets. The new standard established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

The company adopted the Fair Value Measurement accounting standard for its financial assets and liabilities in the first quarter of 2008 and for its non-financial assets and liabilities in the first quarter of 2009. The adoption did not result in recognition of a transition adjustment to retained earnings or have a material impact on the company’s financial condition, results of operations or cash flows.

Business Combinations. In December 2007, the FASB issued a revised accounting standard on Business Combinations. In general, the revised accounting standard expands the definition of a business and transactions that are accounted for as business combinations. In addition, the revised accounting standard generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. The revised Business Combinations accounting standard is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The company adopted the revised standard in the first quarter of 2009; this adoption did not have any impact on the company’s financial condition, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued a new accounting standard on Noncontrolling Interests in Consolidated Financial Statements. In general, the new accounting standard requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate component of equity and also establishes a framework for recognition of changes in control for a consolidated subsidiary that is not 100% owned. The company adopted the new accounting standard on January 1, 2009. All consolidated subsidiaries of the company are wholly-owned; and therefore, the adoption of the new accounting standard did not have any impact on the company’s financial condition, results of operations or cash flows.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting Pronouncements (Not Yet Adopted)

Transfers of Financial Assets. In June 2009, the FASB issued a revised accounting standard regarding the Transfers of Financial Assets. In general, the revised accounting standard addresses accounting practices that are not consistent with the original intent and key requirements of the prior standard and to address concerns that many financial assets and related obligations that have been derecognized should continue to be reported in the financial statements of the transferors. The revised accounting standard is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. The company does not expect the adoption of this revised accounting standard will have a material impact on the company’s financial condition, results of operations or cash flows.

Consolidation of Variable Interest Entities. In June 2009, the FASB issued a revised accounting standard regarding the Consolidation of Variable Interest Entities. Among other things, the revised standard amends certain guidance for determining whether an entity is a variable interest entity (“VIE”), requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The revised standard is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. The company is in the process of determining the effect the adoption of the revised accounting standard will have on the company’s financial condition, results of operations or cash flows.

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2009	2008

Net Income Available to Common Stockholders	$19	$69

Denominator for Basic Earnings per Share	162.8	171.2

Effect of Dilutive Securities – Stock Options	0.1	0.5
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units, Dividend Equivalents and Value Management Plan	—	0.1

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.9	171.8

Per Share Amounts:
Net Income Per Share – Basic	$0.12	$0.40
Net Income Per Share – Diluted	$0.12	$0.40

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

Net Income Available to Common Stockholders	$208	$138

Denominator for Basic Earnings per Share	163.5	171.3

Effect of Dilutive Securities – Stock Options	0.1	0.4
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units, Dividend Equivalents and Value Management Plan	—	0.1

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	163.6	171.8

Per Share Amounts:
Net Income Per Share – Basic	$1.27	$0.81
Net Income Per Share – Diluted	$1.27	$0.80

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and nine-month periods ended September 30 (shares in millions):

	Quarter Ended September 30,
	2009	2008

Number of Options	2.2	0.5
Range of Exercise Prices	$32.28 to $43.23	$42.22 to $43.23
Expiration on or before	February 2019	May 2018

	Nine Months Ended September 30,
	2009	2008

Number of Options	2.2	0.8
Range of Exercise Prices	$30.70 to $43.23	$39.31 to $43.23
Expiration on or before	February 2019	May 2018

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

The Timberland Venture is a variable interest entity in accordance with the consolidation principles in the Accounting Standards Codification. Besides quarterly interest payments on the Note Payable to Timberland Venture, the company has not provided financing or other support to the venture. The venture is financed by a line of credit obtained by the Timberland Venture.

We are not the primary beneficiary of the Timberland Venture. The company does not manage the day-to-day operations of the venture, has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We are not the primary beneficiary because we are not required to absorb the majority of the expected losses. The common interests are required to absorb losses based on positive capital accounts before any losses can be allocated to our preferred interest, and we own a 9% common interest.

The carrying amount of the investment in the venture is $189 million at September 30, 2009 and $199 million at December 31, 2008, and is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. The decrease in the investment is a result of recognizing equity earnings of $43 million, offset by preferred cash distributions of $53 million paid by the Timberland Venture to the company during the nine month period ended September 30, 2009. Our maximum exposure to loss is $189 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Summarized Income Statement Information of Affiliate

On October 1, 2008, the company contributed 454,000 acres of timberlands to the Timberland Venture (see Note 3 of the Notes to Consolidated Financial Statements) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. Following the contribution, the company borrowed $783 million from the Timberland Venture. The Timberland Venture is accounted for under the equity method. The earnings of the joint venture are a significant component of our consolidated earnings. Equity earnings for the Timberland Venture were $14 million for the quarter ended September 30, 2009, and $43 million for the nine months ended September 30, 2009. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $2 million for the quarter ended September 30, 2009, and $6 million for the nine months ended September 30, 2009. Furthermore, interest expense in connection with our loan from the Timberland Venture was $14 million for the quarter ended September 30, 2009, and was $43 million for the nine months ended September 30, 2009. Prior to October 1, 2008, the entity did not exist. Summarized income statement information for the Timberland Venture for the quarterly and nine-month periods ended September 30, 2009 are as follows (in millions):

	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009

Revenues	$4	$11
Cost of Goods Sold(A)	5	15
Selling, General and Administrative Expenses	1	2

Operating Income	(2)	(6)
Interest Income, net	14	43

Net Income before Allocation to Preferred and Common Interests	$12	$37

(A)   Cost of Goods Sold includes Depreciation, Depletion and Amortization of $4 million for the quarter ended and $13 million for the nine months ended September 30, 2009.

Note 5. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2009	December 31, 2008
Raw Materials (primarily logs)	$8	$23
Work-In-Process	1	3
Finished Goods	26	36

	35	62
Supplies	13	12

Total	$48	$74

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2009	December 31, 2008

Timber and Logging Roads, net	$2,376	$2,443
Timberlands	1,209	1,195

Timber and Timberlands, net	$3,585	$3,638

Note 7. Property, Plant and Equipment Property, Plant and Equipment consisted of the following (in millions):
	September 30, 2009	December 31, 2008

Land, Buildings and Improvements	$87	$92
Machinery and Equipment	308	310

	395	402
Accumulated Depreciation	(236)	(225)

Property, Plant and Equipment, net	$159	$177

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

The fair value of the impaired assets was determined by the company using expected future cash flows discounted at a risk-adjusted rate of interest. See Note 11 of the Notes to Consolidated Financial Statements.

Note 8. Income Taxes

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

PLUM CREEK TIMBER COMPANY, INC.

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

At December 31, 2008, the company estimated it needed a deferred tax liability of approximately $4 million based on projected timberland sales subject to the built-in gains tax for the period January 1, 2009 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties. During the first quarter of 2009, because of a change in tax law, the company estimated it needed a deferred tax liability of $1 million in connection with expected sales of timberlands that are subject to the built-in gains tax. Therefore, in accordance with the remeasurement requirement for deferred tax assets and liabilities under the income tax principles in the Accounting Standards Codification, the company reduced its deferred tax liability by $3 million during the first quarter of 2009. Additionally in the first quarter of 2009, because of the change in tax law, the company reversed $5 million of tax expense related to built-in gains that had been accrued in 2008.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Borrowings

Debt consisted of the following (in millions):

	September 30, 2009	December 31, 2008

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	264	231

Fixed Rate Debt
Senior Notes	1,147	1,351
Note Payable to Timberland Venture	783	783

Total Debt	2,794	2,965

Less: Current Portion	(51)	(158)

Long-Term Portion	$2,743	$2,807

(A)	As of September 30, 2009, the interest rate on the $350 million term credit agreement was 0.69%.

(B)	As of September 30, 2009, the interest rate on the $250 million term credit agreement was 1.29%.

(C)	As of September 30, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.67%. As of September 30, 2009, we had $264 million of borrowings and $11 million of standby letters of credit outstanding; $475 million remained available for borrowing under our $750 million line of credit. As of October 1, 2009, all of the borrowings outstanding under our line of credit were repaid.

During March 2009, the company paid approximately $4 million to retire $5 million of principal for Senior Notes due in 2015. As a result, the company recognized a gain of $1 million which was net of associated unamortized discount and debt issuance costs. The $1 million gain is classified as Gain on Extinguishment of Debt in the Consolidated Statements of Income for the nine-months ended September 30, 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2009 (in millions):

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity

January 1, 2009	166.0	$2	$2,225	$149	$(773)	$(31)	$1,572

Net Income	—	—	—	157	—	—	157
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	(2)	(2)

Total Comprehensive Income							155

Dividends	—	—	—	(69)	—	—	(69)
Shares Issued under Stock Incentive Plans	0.1	—	1	—	—	—	1
Share-based Compensation	—	—	2	—	—	—	2
Common Stock Repurchased	(3.3)	—	—	—	(87)	—	(87)

March 31, 2009	162.8	2	2,228	237	(860)	(33)	1,574

Net Income	—	—	—	32	—	—	32
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	3	3

Total Comprehensive Income							35

Dividends	—	—	—	(69)	—	—	(69)
Share-based Compensation	—	—	2	—	—	—	2

June 30, 2009	162.8	2	2,230	200	(860)	(30)	1,542

Net Income	—	—	—	19	—	—	19
Other Comprehensive Income (Loss), net of tax	—	—	—	—	—	2	2

Total Comprehensive Income							21

Dividends	—	—	—	(69)	—	—	(69)
Share-based Compensation	—	—	2	—	—	—	2

September 30, 2009	162.8	$2	$2,232	$150	$(860)	$(28)	$1,496

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
Quarter Ended September 30, 2009
Net Income			$19
Unrealized Holding Gains (Losses)	$2	$—	2
Defined Benefit Plans:
Actuarial Loss	(3)	(1)	(2)
Less: Reclassification to Net Income	4	2	2

Total Comprehensive Income			$21

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
Quarter Ended September 30, 2008
Net Income			$69
Unrealized Holding Gains (Losses)	$(1)	$—	(1)

Total Comprehensive Income			$68

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
Nine Months Ended September 30, 2009
Net Income			$208
Unrealized Holding Gains (Losses)	$3	$—	3
Defined Benefit Plans:
Actuarial Loss	(3)	(1)	(2)
Less: Reclassification to Net Income	4	2	2

Total Comprehensive Income			$211

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
Nine Months Ended September 30, 2008
Net Income			$138
Unrealized Holding Gains (Losses)	$(2)	$—	(2)

Total Comprehensive Income			$136

The actuarial loss of $3 million for the quarter and nine-months ended September 30, 2009, is due to the re-measurement of our benefit obligation and plan assets for our defined benefit pension as of September 1, 2009, in connection with lump-sum settlements. See Note 12 of the Notes to Consolidated Financial Statements. The reclassification of the net actuarial loss included in accumulated other comprehensive income of $4 million for the quarter and nine-months ended September 30, 2009, represents the portion of the net actuarial loss recognized in Net Income as a result of the lump-sum pension settlements.

The components of accumulated other comprehensive income, net of tax, were as follows (in millions):

	September 30, 2009	December 31, 2008
Net Unrealized Holding Gains (Losses)	$3	$—
Defined Benefit Plans:
Net Loss	(31)	(31)

	$(28)	$(31)

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The company’s fair value measurements of its financial instruments, measured on a recurring basis, are categorized as Level 1 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 1 valuation is based on quoted prices in active markets at the measurement date for identical unrestricted assets or liabilities. Summarized below are the Level 1 assets reported in the company’s financial statements at fair value, measured on a recurring basis (in millions):

	Balance at September 30, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$348	$348
Available-for-Sale Securities (B)	24	24
Trading Securities (B)	5	5

Total	$377	$377

	Balance at December 31, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$346	$346
Available-for-Sale Securities (B)	20	20
Trading Securities (B)	5	5

Total	$371	$371

(A)	Consists of several money market funds and is included in the $351 million and $369 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively.

(B)	Consists of several mutual funds which are invested in domestic (U.S.) and international equity and debt securities and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market funds and debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $24 million and $20 million at September 30, 2009 and December 31, 2008, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $3 million at September 30, 2009 and unrealized holding losses were less than $1 million at December 31, 2008. The company records changes in unrealized holding gains and losses in Other Comprehensive Income. The change in unrealized holding gains and losses was approximately $3 million for the nine months ended September 30, 2009. Realized gains were less than $1 million for the nine months ended September 30, 2009.

Trading Securities. Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market funds and debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $5 million at both September 30, 2009 and December 31, 2008. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company’s Consolidated Statements of Income. Unrealized losses were less than $1 million at September 30, 2009 and were $2 million at December 31, 2008. The change in unrealized losses was approximately $1 million (unrealized gains) for the nine months ended September 30, 2009. Realized losses were $1 million for the nine months ended September 30, 2009. Deferred compensation obligations are included in Other Liabilities and were $5 million at both September 30, 2009 and December 31, 2008.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.85 billion and $2.69 billion at September 30, 2009 and December 31, 2008, respectively, and the carrying amount was $2.79 billion and $2.97 billion at September 30, 2009 and December 31, 2008, respectively. The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes. The fair value of the company’s other Senior Notes is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the publicly-traded debt adjusted by an estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. The company’s fair value measurements of its assets and liabilities, measured on a nonrecurring basis, are categorized as Level 3 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 3 valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Summarized below are the Level 3 assets and liabilities reported in the company’s financial statements at fair value, measured on a nonrecurring basis, during the nine-month period ended September 30 (in millions):

	Nine Months Ended September 30, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used (A)	$—	$—	$(10)
Timberlands Held for Sale (B)	$25	$25	(1)
Liabilities for Road Maintenance (C)	$7	$7	—

Total			$(11)

(A)	During the first quarter of 2009, in accordance with the accounting for impairments of long-lived assets classified as held and used in the Accounting Standards Codification, certain lumber assets with a carrying value of $10 million were written down to their fair value of $0, resulting in an impairment charge of $10 million, which was included in earnings for the nine month period ended September 30, 2009. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(B)	During the first quarter of 2009, in accordance with the accounting for impairments of long-lived assets classified as held for sale in the Accounting Standards Codification, timberlands held for sale with a carrying amount of $26 million were written down to their fair value (net of estimated selling costs) of $25 million, resulting in a loss of $1 million, which was included in earnings for the nine month period ended September 30, 2009. The fair value was determined based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections.

(C)	The company has agreements with the federal government under which it is obligated to pay maintenance or replacement costs for certain roads. The company also has obligations under state law to maintain or upgrade certain roads. At March 31, 2009, the company concluded that most of these liabilities could be reasonably estimated. As a result, in accordance with the accounting for asset retirement obligations in the Accounting Standards Codification, the company recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2009	2008
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	—	—
Settlement Loss	4	—

Total Pension Cost	$6	$2

	Nine Months Ended September 30,
	2009	2008
Service Cost	$6	$6
Interest Cost	6	5
Expected Return on Plan Assets	(6)	(5)
Recognized Actuarial Loss	1	—
Settlement Loss	4	—

Total Pension Cost	$11	$6

The company provides defined benefit pension plans that cover substantially all employees of the company. During 2009, the company permanently closed two lumber mills, indefinitely curtailed a third lumber mill and had additional employee terminations. The majority of the employees terminated elected to receive a lump-sum distribution from the pension plan. In accordance with the accounting for settlements, curtailments and certain termination benefits, we recorded a $4 million settlement loss as a result of the 2009 lump-sum distributions for the quarter and nine-months ended September 30, 2009. The settlement loss represents a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income. It is the company’s accounting policy to recognize a settlement gain or loss when total settlements for the year exceed the sum of the current period interest and service costs.

On September 1, 2009, in connection with meeting the requirement to record a settlement loss, we re-measured the benefit obligation and plan assets for our qualified defined benefits pension plan. The benefit obligation was re-measured using a discount rate of 5.75% as of September 1, 2009 compared to a discount rate of 6.85% that was used in measuring the benefit obligation as of December 31, 2008. As a result of the re-measurement, the unfunded status of our pension plans increased by $3 million. Additionally, the re-measurement resulted in an additional loss recorded to other comprehensive income of $2 million, which was net of the tax effect of $1 million. See Note 10 of the Notes to Consolidated Financial Statements.

It is the company’s policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During the third

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

quarter of 2009, the company contributed $8 million to its qualified pension plan and $1 million to its grantor trust associated with its non-qualified plans. During the fourth quarter of 2009, the company expects to contribute between $1 and $3 million to the qualified pension plan and between $1 and $3 million to the non-qualified plans.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other	Total (C)

Quarter Ended September 30, 2009
External Revenues	$58	$94	$73	$65	$4	$294

Intersegment Revenues	5	—	—	—	—	5

Depreciation, Depletion and Amortization	9	15	—	3	—	27

Basis of Real Estate Sold	—	—	21	—	—	21

Operating Income (Loss)	3	21	20	(1)	4	47

Quarter Ended September 30, 2008
External Revenues	$78	$116	$108	$104	$8	$414

Intersegment Revenues	17	—	—	—	—	17

Depreciation, Depletion and Amortization	10	16	—	6	—	32

Basis of Real Estate Sold	—	—	27	—	—	27

Operating Income (Loss)	12	29	73	(4)	7	117

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other	Total (C)

Nine Months Ended September 30, 2009
External Revenues	$148	$266	$419	$189	$14	$1,036

Intersegment Revenues	7	—	—	—	—	7

Depreciation, Depletion and Amortization	22	39	1	20	—	82

Basis of Real Estate Sold	—	—	139	—	—	139

Operating Income (Loss)	(2)	64	234	(23)	13	286

Nine Months Ended September 30, 2008
External Revenues	$221	$366	$217	$330	$19	$1,153

Intersegment Revenues	42	—	—	—	—	42

Depreciation, Depletion and Amortization	27	47	1	30	—	105

Basis of Real Estate Sold	—	—	49	—	—	49

Operating Income (Loss)	33	103	141	(24)	17	270

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	During the third quarter of 2009, the company completed a non-cash exchange of real estate. The Real Estate Segment recognized revenue of $25 million which represents the fair value of the exchange. No operating income was recognized in the transaction as the book value of the timberlands disposed of approximated the exchange value of $25 million. For the quarter and nine months ended September 30, 2009, the Basis of Real Estate Sold does not include the $25 million of basis for the timberlands relinquished in the non-cash exchange.

During 2008, the company negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. Proceeds of $150 million from the first phase were received during the fourth quarter of 2008. Proceeds of $250 million from the second phase were received during the first quarter of 2009. The third and final phase is expected to close in 2010. For the nine months ended September 30, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

(B)	For the nine months ended September 30, 2009, and September 30, 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 7 of the Notes to Consolidated Financial Statements.

(C)	Consolidated depreciation, depletion and amortization include unallocated corporate depreciation of $1 million and $3 million for the quarter and nine months ended September 30, 2009, respectively, and $1 million and $4 million for the quarter and nine months ended September 30, 2008, respectively.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2009	2008
Total Segment Operating Income	$47	$117
Corporate and Other Unallocated Expenses	(9)	(17)
Other Operating Income (Expense), net	—	(1)

Operating Income	38	99
Equity Earnings from Timberland Venture	14	—
Total Interest Expense, net	(36)	(35)

Income before Income Taxes	$16	$64

	Nine Months Ended September 30,
	2009	2008
Total Segment Operating Income	$286	$270
Corporate and Other Unallocated Expenses	(36)	(47)
Other Operating Income (Expense), net	—	2

Operating Income	250	225
Equity Earnings from Timberland Venture	43	—
Total Interest Expense, net	(112)	(105)
Gain on Extinguishment of Debt	1	—

Income before Income Taxes	$182	$120

Note 15. Subsequent Events

Quarterly Dividend. On November 3, 2009, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on November 30, 2009 to stockholders of record on November 16, 2009.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of September 30, 2009, Plum Creek Timberlands, L.P. has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (debt securities) pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2009	2008

REVENUES:
Timber	$152	$194
Real Estate	73	108
Manufacturing	65	104
Other	4	8

Total Revenues	294	414

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	120	144
Real Estate	51	33
Manufacturing	65	105
Other	—	1

Total Cost of Goods Sold	236	283
Selling, General and Administrative	20	31

Total Costs and Expenses	256	314

Other Operating Income (Expense), net	—	(1)

Operating Income	38	99

Equity Earnings from Timberland Venture	14	—

Interest Expense, net	22	35

Income before Income Taxes	30	64
Benefit for Income Taxes	(3)	(5)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	33	69
Net Income Allocable to Series T-1 Preferred Interest	(14)	—

Net Income Available to Common Interest Partners	$19	$69

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2009	2008

REVENUES:
Timber	$414	$587
Real Estate	419	217
Manufacturing	189	330
Other	14	19

Total Revenues	1,036	1,153

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	326	420
Real Estate	179	69
Manufacturing	205	345
Other	1	2

Total Cost of Goods Sold	711	836
Selling, General and Administrative	75	94

Total Costs and Expenses	786	930

Other Operating Income (Expense), net	—	2

Operating Income	250	225

Equity Earnings from Timberland Venture	43	—

Interest Expense, net	69	105

Gain on Extinguishment of Debt	1	—

Income before Income Taxes	225	120
Benefit for Income Taxes	(26)	(18)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	251	138
Net Income Allocable to Series T-1 Preferred Interest	(43)	—

Net Income Available to Common Interest Partners	$208	$138

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	September 30, 2009	December 31, 2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$351	$369
Accounts Receivable	32	22
Like-Kind Exchange Funds Held in Escrow	—	48
Taxes Receivable	6	23
Inventories	48	74
Deferred Tax Asset	8	11
Real Estate Development Properties	1	4
Assets Held for Sale	35	137
Other Current Assets	15	11

	496	699

Timber and Timberlands, net	3,585	3,638
Property, Plant and Equipment, net	159	177
Equity Investment in Timberland Venture	189	199
Deferred Tax Asset	21	—
Investment in Grantor Trusts ($29 and $25 at Fair Value in 2009 and 2008)	30	26
Other Assets	41	42

Total Assets	$4,521	$4,781

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$51	$158
Accounts Payable	35	35
Interest Payable	30	23
Wages Payable	16	28
Taxes Payable	22	18
Deferred Revenue	22	17
Other Current Liabilities	15	21

	191	300

Long-Term Debt	1,696	1,793
Line of Credit	264	231
Deferred Tax Liability	—	4
Other Liabilities	84	91

Total Liabilities	2,235	2,419

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Limited Partnership Interests)	1,496	1,572

Total Partnership Capital	2,286	2,362

Total Liabilities and Partnership Capital	$4,521	$4,781

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income before Allocation to Preferred Partnership Interest and Partners	$251	$138
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009 and 2008)	85	109
Basis of Real Estate Sold	139	49
Equity Earnings from Timberland Venture	(43)	—
Distributions from Timberland Venture	53	—
Expenditures for Real Estate Development	(1)	(6)
Deferred Income Taxes	(21)	(11)
Gain on Extinguishment of Debt	(1)	—
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(5)	17
Pension Plan Contributions	(8)	(7)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	48	(69)
Income Tax Receivable	17	—
Other Working Capital Changes	12	(1)
Other	9	6

Net Cash Provided By Operating Activities	535	225

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(45)	(47)
Timberlands Acquired	(1)	(65)
Other	—	(1)

Net Cash Used In Investing Activities	(46)	(113)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions to Partners	(294)	(253)
Cash Distributions for Series T-1 Preferred Interest	(43)	—
Borrowings on Line of Credit	695	1,275
Repayments on Line of Credit	(662)	(1,399)
Proceeds from Issuance of Long-Term Debt	—	250
Principal Payments and Retirement of Long-Term Debt	(203)	(50)

Net Cash Used In Financing Activities	(507)	(177)

Increase (Decrease) In Cash and Cash Equivalents	(18)	(65)

Cash and Cash Equivalents:
Beginning of Period	369	240

End of Period	$351	$175

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

General. Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. Plum Creek Timber Company, Inc. (“Parent”) is a Delaware Corporation and real estate investment trust, or “REIT”. References herein to “the Operating Partnership,” “we,” “us,” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly-owned consolidated subsidiaries; references to “Plum Creek” or “Parent” relate to Plum Creek Timber Company, Inc. and all of its wholly-owned consolidated subsidiaries.

At September 30, 2009, the Operating Partnership owned and managed approximately 7.1 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned and operated six wood product conversion facilities in the Northwest United States. Included in the 7.1 million acres are about 1.5 million acres of higher and better use timberlands, which are expected to be sold and/or developed over approximately the next 15 years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of these timberlands continue to be used productively in our business of growing and selling timber.

The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek. Plum Creek has no assets or liabilities other than its ownership interests in Plum Creek Timberlands, L.P. and Plum Creek Ventures I, LLC (“PC Ventures”), a 100% owned subsidiary of Plum Creek. The Parent has no operations other than its investment in these subsidiaries and transactions in its own equity, such as the issuance and/or repurchase of common stock and the receipt of proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting Pronouncements (Adopted during 2009)

Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) approved the Accounting Standards Codification which became the single source of authoritative United States accounting and reporting standards other than guidance issued by the Securities and Exchange Commission. The Accounting Standards Codification is a major restructuring of accounting and reporting standards; however, the codification is not intended to change existing standards. The Accounting Standards Codification is effective for interim and annual periods ending after September 15, 2009.

Subsequent Events. In May 2009, the FASB issued a new accounting standard on Subsequent Events. The new standard establishes principles and requirements for subsequent events and sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity shall make about events or transactions that occurred after the balance sheet date. The Operating Partnership adopted this new standard in the second quarter of 2009; this adoption did not have any impact on the Operating Partnership’s financial condition, results of operations or cash flows.

The Operating Partnership has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, November 4, 2009, which is the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

Fair Value Measurement. In September 2006, the FASB issued a new accounting standard on Fair Value Measurements. The new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurements. The Fair Value Measurement accounting standard supersedes the definition of fair value in most existing pronouncements under generally accepted accounting principles that require or permit the use of fair value, including (but not limited to) business combinations, impairments and exchanges of nonmonetary assets. The new standard established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

The Operating Partnership adopted the Fair Value Measurement accounting standard for its financial assets and liabilities in the first quarter of 2008 and for its non-financial assets and liabilities in the first quarter of 2009. The adoption did not result in recognition of a transition adjustment to retained earnings or have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

Business Combinations. In December 2007, the FASB issued a revised accounting standard on Business Combinations. In general, the revised accounting standard expands the definition of a business and transactions that are accounted for as business combinations. In addition, the revised accounting standard generally requires all assets and liabilities of acquired entities to be recorded at fair value, and changes the recognition and measurement of related aspects of business combinations. The revised Business Combinations accounting standard is effective for business combinations with an acquisition date within fiscal years beginning on or after December 15, 2008. The Operating Partnership adopted the revised standard in the first quarter of 2009; this adoption did not have any impact on the Operating Partnership’s financial condition, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued a new accounting standard on Noncontrolling Interests in Consolidated Financial Statements. In general, the new accounting standard requires that a noncontrolling interest in a consolidated subsidiary be presented in the consolidated statement of financial position as a separate component of equity and also establishes a framework

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

for recognition of changes in control for a consolidated subsidiary that is not 100% owned. The Operating Partnership adopted the new accounting standard on January 1, 2009. All consolidated subsidiaries of the Operating Partnership are wholly-owned; and therefore, the adoption of the new accounting standard did not have any impact on the Operating Partnership’s financial condition, results of operations or cash flows.

New Accounting Pronouncements (Not Yet Adopted)

Transfers of Financial Assets. In June 2009, the FASB issued a revised accounting standard regarding the Transfers of Financial Assets. In general, the revised accounting standard addresses accounting practices that are not consistent with the original intent and key requirements of the prior standard and to address concerns that many financial assets and related obligations that have been derecognized should continue to be reported in the financial statements of the transferors. The revised accounting standard is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. The Operating Partnership does not expect the adoption of this revised accounting standard will have a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

Consolidation of Variable Interest Entities. In June 2009, the FASB issued a revised accounting standard regarding the Consolidation of Variable Interest Entities. Among other things, the revised standard amends certain guidance for determining whether an entity is a variable interest entity (“VIE”), requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The revised standard is effective for fiscal years beginning after November 15, 2009, for interim periods within those fiscal years, and for interim and annual reporting periods thereafter. The Operating Partnership is in the process of determining the effect the adoption of the revised accounting standard will have on the Operating Partnership’s financial condition, results of operations or cash flows.

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

The Timberland Venture is a variable interest entity in accordance with the consolidation principles in the Accounting Standards Codification. Besides quarterly interest payments on the loan by PC Ventures, the Operating Partnership has not provided financing or other support to the venture. The venture is financed by a line of credit obtained by the Timberland Venture.

We are not the primary beneficiary of the Timberland Venture. The Operating Partnership does not manage the day-to-day operations of the venture, has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We are not the primary beneficiary because we are not required to absorb the majority of the expected losses. The common interests are required to absorb losses based on positive capital accounts before any losses can be allocated to our preferred interest, and we own a 9% common interest.

The carrying amount of the investment in the venture is $189 million at September 30, 2009 and $199 million at December 31, 2008, and is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. The decrease in the investment is a result of recognizing equity earnings of $43 million, offset by

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

preferred cash distributions of $53 million paid by the Timberland Venture to the Operating Partnership during the nine month period ended September 30, 2009. Our maximum exposure to loss is $189 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 3. Summarized Income Statement Information of Affiliate

On October 1, 2008, a subsidiary of the Operating Partnership contributed 454,000 acres of timberlands to the Timberland Venture (see Note 2 of the Notes to Consolidated Financial Statements) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture is accounted for under the equity method. The earnings of the joint venture are a significant component of our consolidated earnings. Equity earnings for the Timberland Venture were $14 million for the quarter ended September 30, 2009, and $43 million for the nine months ended September 30, 2009. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $2 million for the quarter ended September 30, 2009, and $6 million for the nine months ended September 30, 2009. Prior to October 1, 2008, the entity did not exist. Summarized income statement information for the Timberland Venture for the quarterly and nine-month periods ended September 30, 2009 are as follows (in millions):

	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenues	$4	$11
Cost of Goods Sold (A)	5	15
Selling, General and Administrative Expenses	1	2

Operating Income	(2)	(6)
Interest Income, net	14	43

Net Income before Allocation to Preferred and Common Interests	$12	$37

(A)   Cost of Goods Sold includes Depreciation, Depletion and Amortization of $4 million for the quarter ended and $13 million for the nine months ended September 30, 2009.

Note 4. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2009	December 31, 2008
Raw Materials (primarily logs)	$8	$23
Work-In-Process	1	3
Finished Goods	26	36

	35	62
Supplies	13	12

Total	$48	$74

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2009	December 31, 2008
Timber and Logging Roads, net	$2,376	$2,443
Timberlands	1,209	1,195

Timber and Timberlands, net	$3,585	$3,638

Note 6. Property, Plant and Equipment Property, Plant and Equipment consisted of the following (in millions):
	September 30, 2009	December 31, 2008
Land, Buildings and Improvements	$87	$92
Machinery and Equipment	308	310

	395	402
Accumulated Depreciation	(236)	(225)

Property, Plant and Equipment, net	$159	$177

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

At December 31, 2008, it was estimated that Plum Creek needed a deferred tax liability of approximately $4 million based on projected timberland sales subject to the built-in gains tax for the period January 1, 2009 to October 6, 2011, and Plum Creek’s ability to successfully reinvest proceeds in like-kind properties. During the first quarter of 2009, because of a change in tax law, it is estimated that Plum Creek needed a deferred tax liability of $1 million in connection with expected sales of timberlands that are subject to the built-in gains tax. Therefore, in accordance with the remeasurement requirement for deferred tax assets and liabilities under the income tax principles in the Accounting Standards Codification, the deferred tax liability was reduced by $3 million during the first quarter of 2009. Additionally in the first quarter of 2009, because of the change in tax law, $5 million of tax expense related to built-in gains that had been accrued in 2008 was reversed.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Borrowings

Debt consisted of the following (in millions):

	September 30, 2009	December 31, 2008

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	264	231

Fixed Rate Debt
Senior Notes	1,147	1,351

Total Debt	2,011	2,182

Less: Current Portion	(51)	(158)

Long-Term Portion	$1,960	$2,024

(A)	As of September 30, 2009, the interest rate on the $350 million term credit agreement was 0.69%.

(B)	As of September 30, 2009, the interest rate on the $250 million term credit agreement was 1.29%.

(C)	As of September 30, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.67%. As of September 30, 2009, we had $264 million of borrowings and $11 million of standby letters of credit outstanding; $475 million remained available for borrowing under our $750 million line of credit. As of October 1, 2009, all of the borrowings outstanding under our line of credit were repaid.

During March 2009, the Operating Partnership paid approximately $4 million to retire $5 million of principal for Senior Notes due in 2015. As a result, the Operating Partnership recognized a gain of $1 million which was net of associated unamortized discount and debt issuance costs. The $1 million gain is classified as Gain on Extinguishment of Debt in the Consolidated Statements of Income for the nine-months ended September 30, 2009.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2009 (in millions):

	Preferred Partnership Interest	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital

January 1, 2009	$790	$1,603	$(31)	$2,362

Net Income before Allocation to Series T-1 Preferred Interest and Partners	—	171	—	171
Other Comprehensive Income (Loss), net of tax	—	—	(2)	(2)

Total Comprehensive Income				169

Net Income Allocation to Series T-1 Preferred Interest	14	(14)	—	—
Distributions to Partners (Common Limited Partnership Interests)	—	(156)	—	(156)
Distributions for Series T-1 Preferred Interest	(18)	—	—	(18)
Capital Contributions from Parent	—	3	—	3

March 31, 2009	786	1,607	(33)	2,360

Net Income before Allocation to Series T-1 Preferred Interest and Partners	—	47	—	47
Other Comprehensive Income (Loss), net of tax	—	—	3	3

Total Comprehensive Income				50

Net Income Allocation to Series T-1 Preferred Interest	15	(15)	—	—
Distributions to Partners (Common Limited Partnership Interests)	—	(69)	—	(69)
Distributions for Series T-1 Preferred Interest	(11)	—	—	(11)
Capital Contributions from Parent	—	2	—	2

June 30, 2009	790	1,572	(30)	2,332

Net Income before Allocation to Series T-1 Preferred Interest and Partners	—	33	—	33
Other Comprehensive Income (Loss), net of tax	—	—	2	2

Total Comprehensive Income				35

Net Income Allocation to Series T-1 Preferred Interest	14	(14)	—	—
Distributions to Partners (Common Limited Partnership Interests)	—	(69)	—	(69)
Distributions for Series T-1 Preferred Interest	(14)	—	—	(14)
Capital Contributions from Parent	—	2	—	2

September 30, 2009	$790	$1,524	$(28)	$2,286

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the quarter and nine-month periods ended September 30 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
Quarter Ended September 30, 2009
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$33
Unrealized Holding Gains (Losses)	$2	$—	2
Defined Benefit Plans:
Actuarial Loss	(3)	(1)	(2)
Less: Reclassification to Net Income	4	2	2

Total Comprehensive Income			$35

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
Quarter Ended September 30, 2008
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$69
Unrealized Holding Gains (Losses)	$(1)	$—	(1)

Total Comprehensive Income			$68

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
Nine Months Ended September 30, 2009
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$251
Unrealized Holding Gains (Losses)	$3	$—	3
Defined Benefit Plans:
Actuarial Loss	(3)	(1)	(2)
Less: Reclassification to Net Income	4	2	2

Total Comprehensive Income			$254

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
Nine Months Ended September 30, 2008
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$138
Unrealized Holding Gains (Losses)	$(2)	$—	(2)

Total Comprehensive Income			$136

The actuarial loss of $3 million for the quarter and nine-months ended September 30, 2009, is due to the re-measurement of our benefit obligation and plan assets for our defined benefit pension as of September 1, 2009, in connection with lump-sum settlements. See Note 11 of the Notes to Consolidated Financial Statements. The reclassification of the net actuarial loss included in accumulated other comprehensive income of $4 million for the quarter and nine-months ended September 30, 2009, represents the portion of the net actuarial loss recognized in Net Income as a result of the lump-sum pension settlements.

The components of accumulated other comprehensive income, net of tax, were as follows (in millions):

	September 30, 2009	December 31, 2008
Net Unrealized Holding Gains (Losses)	$3	$—
Defined Benefit Plans:
Net Loss	(31)	(31)

	$(28)	$(31)

Note 10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The Operating Partnership’s fair value measurements of its financial instruments, measured on a recurring basis, are categorized as Level 1 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 1 valuation is based on quoted prices in active markets at the measurement date for identical unrestricted assets or liabilities. Summarized below are the Level 1 assets reported in the Operating Partnership’s financial statements at fair value, measured on a recurring basis (in millions):

	Balance at September 30, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$348	$348
Available-for-Sale Securities (B)	24	24
Trading Securities (B)	5	5

Total	$377	$377

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Balance at December 31, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$346	$346
Available-for-Sale Securities (B)	20	20
Trading Securities (B)	5	5

Total	$371	$371

(A)	Consists of several money market funds and is included in the $351 million and $369 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively.

(B)	Consists of several mutual funds which are invested in domestic (U.S.) and international equity and debt securities and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market funds and debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $24 million and $20 million at September 30, 2009 and December 31, 2008, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $3 million at September 30, 2009 and unrealized holding losses were less than $1 million at December 31, 2008. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income. The change in unrealized holding gains and losses was approximately $3 million for the nine months ended September 30, 2009. Realized gains were less than $1 million for the nine months ended September 30, 2009.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market funds and debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $5 million at both September 30, 2009 and December 31, 2008. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership’s Consolidated Statements of Income. Unrealized losses were less than $1 million at September 30, 2009 and were $2 million at December 31, 2008. The change in unrealized losses was approximately $1 million (unrealized gains) for the nine months ended September 30, 2009. Realized losses were $1 million for the nine months ended September 30, 2009. Deferred compensation obligations are included in Other Liabilities and were $5 million at both September 30, 2009 and December 31, 2008.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $2.04 billion and $2.05 billion at September 30, 2009 and December 31, 2008, respectively, and the carrying amount was $2.01 billion and $2.18 billion at September 30, 2009 and December 31, 2008, respectively. The fair value of the Operating Partnership’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes. The fair value of the Operating Partnership’s other Senior Notes is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. The Operating Partnership’s fair value measurements of its assets and liabilities, measured on a nonrecurring basis, are categorized as Level 3 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 3 valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Summarized below are the Level 3 assets and liabilities reported in the Operating Partnership’s financial statements at fair value, measured on a nonrecurring basis, during the nine-month period ended September 30 (in millions):

	Nine Months Ended September 30, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used (A)	$—	$—	$(10)
Timberlands Held for Sale (B)	$25	$25	(1)
Liabilities for Road Maintenance (C)	$7	$7	—

Total			$(11)

(A)	During the first quarter of 2009, in accordance with the accounting for impairments of long-lived assets classified as held and used in the Accounting Standards Codification, certain lumber assets with a carrying value of $10 million were written down to their fair value of $0, resulting in an impairment charge of $10 million, which was included in earnings for the nine month period ended September 30, 2009. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(B)	During the first quarter of 2009, in accordance with the accounting for impairments of long-lived assets classified as held for sale in the Accounting Standards Codification, timberlands held for sale with a carrying amount of $26 million were written down to their fair value (net of estimated selling costs) of $25 million, resulting in a loss of $1 million, which was included in earnings for the nine month period ended September 30, 2009. The fair value was determined based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections.

(C)	The Operating Partnership has agreements with the federal government under which it is obligated to pay maintenance or replacement costs for certain roads. The Operating Partnership also has obligations under state law to maintain or upgrade certain roads. At March 31, 2009, the Operating Partnership concluded that most of these liabilities could be reasonably estimated. As a result, in accordance with the accounting for asset retirement obligations in the Accounting Standards Codification, the Operating Partnership recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2009	2008
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	—	—
Settlement Loss	4	—

Total Pension Cost	$6	$2

	Nine Months Ended September 30,
	2009	2008
Service Cost	$6	$6
Interest Cost	6	5
Expected Return on Plan Assets	(6)	(5)
Recognized Actuarial Loss	1	—
Settlement Loss	4	—

Total Pension Cost	$11	$6

The Operating Partnership provides defined benefit pension plans that cover substantially all employees of the Operating Partnership. During 2009, the Operating Partnership permanently closed two lumber mills, indefinitely curtailed a third lumber mill and had additional employee terminations. The majority of the employees terminated elected to receive a lump-sum distribution from the pension plan. In accordance with the accounting for settlements, curtailments and certain termination benefits, we recorded a $4 million settlement loss as a result of the 2009 lump-sum distributions for the quarter and nine-months ended September 30, 2009. The settlement loss represents a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income. It is the Operating Partnership’s accounting policy to recognize a settlement gain or loss when total settlements for the year exceed the sum of the current period interest and service costs.

On September 1, 2009, in connection with meeting the requirement to record a settlement loss, we re-measured the benefit obligation and plan assets for our qualified defined benefits pension plan. The benefit obligation was re-measured using a discount rate of 5.75% as of September 1, 2009 compared to a discount rate of 6.85% that was used in measuring the benefit obligation as of December 31, 2008. As a result of the re-measurement, the unfunded status of our pension plans increased by $3 million. Additionally, the re-measurement resulted in an additional loss recorded to other comprehensive income of $2 million, which was net of the tax effect of $1 million. See Note 9 of the Notes to Consolidated Financial Statements.

It is the Operating Partnership’s policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During the third quarter of 2009, the Operating Partnership contributed $8 million to its qualified pension plan and $1 million to its grantor trust associated with its non-qualified plans. During the fourth quarter of 2009, the Operating Partnership expects to contribute between $1 and $3 million to the qualified pension plan and between $1 and $3 million to the non-qualified plans.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other	Total (C)

Quarter Ended September 30, 2009
External Revenues	$58	$94	$73	$65	$4	$294

Intersegment Revenues	5	—	—	—	—	5

Depreciation, Depletion and Amortization	9	15	—	3	—	27

Basis of Real Estate Sold	—	—	21	—	—	21

Operating Income (Loss)	3	21	20	(1)	4	47

Quarter Ended September 30, 2008
External Revenues	$78	$116	$108	$104	$8	$414

Intersegment Revenues	17	—	—	—	—	17

Depreciation, Depletion and Amortization	10	16	—	6	—	32

Basis of Real Estate Sold	—	—	27	—	—	27

Operating Income (Loss)	12	29	73	(4)	7	117

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other	Total (C)

Nine Months Ended September 30, 2009
External Revenues	$148	$266	$419	$189	$14	$1,036

Intersegment Revenues	7	—	—	—	—	7

Depreciation, Depletion and Amortization	22	39	1	20	—	82

Basis of Real Estate Sold	—	—	139	—	—	139

Operating Income (Loss)	(2)	64	234	(23)	13	286

Nine Months Ended September 30, 2008
External Revenues	$221	$366	$217	$330	$19	$1,153

Intersegment Revenues	42	—	—	—	—	42

Depreciation, Depletion and Amortization	27	47	1	30	—	105

Basis of Real Estate Sold	—	—	49	—	—	49

Operating Income (Loss)	33	103	141	(24)	17	270

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	During the third quarter of 2009, the Operating Partnership completed a non-cash exchange of real estate. The Real Estate Segment recognized revenue of $25 million which represents the fair value of the exchange. No operating income was recognized in the transaction as the book value of the timberlands disposed of approximated the exchange value of $25 million. For the quarter and nine months ended September 30, 2009, the Basis of Real Estate Sold does not include the $25 million of basis for the timberlands relinquished in the non-cash exchange.

During 2008, the Operating Partnership negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. Proceeds of $150 million from the first phase were received during the fourth quarter of 2008. Proceeds of $250 million from the second phase were received during the first quarter of 2009. The third and final phase is expected to close in 2010. For the nine months ended September 30, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

(B)	For the nine months ended September 30, 2009, and September 30, 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 6 of the Notes to Consolidated Financial Statements.

(C)	Consolidated depreciation, depletion and amortization include unallocated corporate depreciation of $1 million and $3 million for the quarter and nine months ended September 30, 2009, respectively, and $1 million and $4 million for the quarter and nine months ended September 30, 2008, respectively.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2009	2008
Total Segment Operating Income	$47	$117
Corporate and Other Unallocated Expenses	(9)	(17)
Other Operating Income (Expense), net	—	(1)

Operating Income	38	99
Equity Earnings from Timberland Venture	14	—
Interest Expense, net	(22)	(35)

Income before Income Taxes	$30	$64

	Nine Months Ended September 30,
	2009	2008
Total Segment Operating Income	$286	$270
Corporate and Other Unallocated Expenses	(36)	(47)
Other Operating Income (Expense), net	—	2

Operating Income	250	225
Equity Earnings from Timberland Venture	43	—
Interest Expense, net	(69)	(105)
Gain on Extinguishment of Debt	1	—

Income before Income Taxes	$225	$120

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Operating Partnership has borrowed and has currently outstanding $2.018 billion principal amount (excluding unamortized discount) of debt, including $458 million of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt from an entity (the Timberland Venture) in which a subsidiary of the Operating Partnership has an equity interest. PC Ventures has a preferred partnership interest in the Operating Partnership. Interest payments for this borrowing are funded by distributions to PC Ventures directly from the Operating Partnership. PC Ventures has no other activities.

As a result of this structure, “Interest Expense (Note Payable to Timberland Venture)” discussed below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to Plum Creek and the Operating Partnership.

Recent Events

Manufactured Products Restructure. As a result of the continuing decline in demand for wood products, during the first nine months of 2009, we announced the permanent closure of two lumber mills and indefinitely suspended production at a third. We have also reduced production at our MDF and plywood facilities. The table below provides information on the status of our current manufacturing operations, by facility, and expected production for 2009.

Product and Facility	2009 Estimated Production (in millions)

Operating
Lumber – board feet
Columbia Falls, MT	53
Meridian, ID (Remanufacturing)	68
Plywood – square feet (3/8”)
Columbia Falls, MT	72
Evergreen, MT	75
MDF – square feet (3/4”)
Columbia Falls, MT (Thick Line MDF)	57
Columbia Falls, MT (Thin Line MDF)	75

Indefinitely Curtailed
Lumber – board feet
Evergreen, MT	9
Evergreen, MT (Remanufacturing)	8

Permanently Closed
Lumber – board feet
Pablo, MT	16
Fortine, MT	10

A period-to-period comparison for our Manufactured Products Segment is included in the following results of operations discussion.

Results of Operations

Third Quarter 2009 Compared to Third Quarter 2008

The following tables and narrative compare operating results by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2009	2008

Operating Income (Loss) by Segment
Northern Resources	$3	$12	$(9)
Southern Resources	21	29	(8)
Real Estate	20	73	(53)
Manufactured Products	(1)	(4)	3
Other	4	7	(3)

Total Segment Operating Income	47	117	(70)

Other Costs and Eliminations	(9)	(17)	8

Other Operating Income (Expense), net	—	(1)	1

Operating Income	$38	$99	$(61)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Delivered)	0.632	$56	0.828	$74
Pulpwood ($/Ton Delivered)	0.691	$38	0.725	$45

Total	1.323		1.553

Revenues decreased by $32 million, or 34%, to $63 million in the third quarter of 2009 compared to the third quarter of 2008. This decrease was due primarily to lower sawlog harvest volumes ($15 million), lower sawlog prices ($12 million) and lower pulpwood prices ($4 million). Sawlog harvest volumes were 24% lower compared to the third quarter of 2008 due primarily to harvest deferrals as a result of weak demand and recent timberland sales. We intend to realize the harvest of these deferred timber volumes once log prices improve. Sawlog harvest levels for all of 2009 are expected to decrease by approximately 37% compared to the 3.4 million tons harvested during 2008 due primarily to harvest deferrals as a result of weak demand and recent timberland sales. Pulpwood harvest levels for all of 2009 are expected to decrease by approximately 16% compared to the 2.6 million tons harvested during 2008 due primarily to harvest levels in 2008 that were temporarily increased to capture favorable pulpwood prices and recent timberland sales.

Sawlog prices were 25% lower in the third quarter of 2009 compared to the third quarter of 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Pulpwood prices declined in the third quarter of 2009 by 15% compared to the third quarter of 2008 as a result of the global recession which has reduced the demand for paper and packaging materials.

Northern Resources Segment operating income was 5% of its revenues for the third quarter of 2009 and 13% for the third quarter of 2008. This decrease was due primarily to weaker sawlog prices and lower sawlog harvest volumes. Segment costs and expenses decreased by $23 million, or 28%, to $60 million due primarily to lower harvest volumes and lower log and haul rates per ton. Log and haul rates per ton decreased 17% ($8 million) from the third quarter of 2008 due primarily to lower fuel costs.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Stumpage)	1.250	$22	1.425	$25
Pulpwood ($/Ton Stumpage)	2.014	$9	2.089	$10

Total	3.264		3.514

Revenues decreased by $22 million, or 19%, to $94 million in the third quarter of 2009 compared to the third quarter of 2008. This decrease was due primarily to lower sawlog harvest volumes ($7 million), lower sawlog prices ($7 million), lower pulpwood prices ($6 million) and lower pulpwood harvest volumes ($2 million). During the fourth quarter of 2008, we contributed 454,000 acres of timberlands in our Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”). Excluding the 0.249 million tons of sawlogs harvested in the third quarter of 2008 related to the Timberland Venture properties, sawlog harvest volumes increased by 6% due primarily to a temporary increase in demand as a result of unseasonably wet weather and limited stumpage availability in certain log markets. Excluding the 0.256 million tons of pulpwood harvested in the third quarter of 2008 related to the Timberland Venture properties, pulpwood harvest volumes increased by 10% due primarily to unseasonably wet weather which increased pulpwood demand in certain markets. Sawlog harvest volumes for all of 2009 (excluding the 0.690 million tons of sawlogs harvested during 2008 from the Timberland Venture properties) are expected to decrease by 8% compared to the 4.9 million tons harvested in 2008 due primarily to continuing the deferral of harvests as a result of weak demand. Pulpwood harvest volumes for all of 2009 (excluding the 0.667 million tons of pulpwood harvested during 2008 from the Timberland Venture properties) are expected to decrease by 6% compared to the 7.3 million tons harvested in 2008 due primarily to the temporary increase in harvest levels in 2008 to capture favorable pulpwood prices.

Sawlog prices on a stumpage basis (and on a delivered basis) were 13% lower in the third quarter of 2009 compared to the third quarter of 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Pulpwood prices declined in the third quarter of 2009 by 5% on a stumpage basis (lower by 12% on a delivered basis) compared to the third quarter of 2008 as a result of the global recession which has reduced the demand for paper and packaging materials.

Southern Resources Segment operating income was 22% of its revenues for the third quarter of 2009 and 25% for the third quarter of 2008. This decrease was due primarily to weaker sawlog and pulpwood prices. Segment costs and expenses decreased by $14 million, or 16%, to $73 million. This decrease was due primarily to lower harvest levels and lower log and haul rates per ton. Log and haul rates per ton decreased 13% ($6 million) due primarily to lower fuel costs.

Real Estate Segment.

	Quarter Ended September 30, 2009			Quarter Ended September 30, 2008
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	5,545	$5	$970	14,800	$17	$1,145
Conservation	43,695	15	350	39,880	41	1,035
Higher and Better Use / Recreational	10,440	22	2,115	15,640	50	3,220
Development Properties	515	5	9,190	10	—	13,130

Subtotal	60,195	48		70,330	108

Revenue from Non-Cash Exchange	20,600	25	1,205	—	—	—

Total	80,795	$73		70,330	$108

Revenues decreased by $35 million, or 32%, to $73 million in 2009. Revenues for the third quarter of 2009 include a non-cash exchange valued at $25 million. Excluding the non-cash exchange, revenues decreased $60 million, or 56%, to $48 million in 2009. This decrease is due primarily to lower revenues from sales of conservation properties ($26 million), a decrease in the number of acres of higher and better use / recreational properties and small non-strategic properties sold ($27 million), lower prices from higher and better use / recreational properties ($12 million), offset in part by increased revenue from development properties ($5 million). During the third quarter of 2009, we completed a non-cash exchange with the State of Washington. We recognized $25 million of revenue which represents the fair value of the lands we received. No operating income was recognized in the transaction as the book value of the timberlands we disposed of approximated the exchange value of $25 million.

The number of acres of higher and better use / recreational and small non-strategic properties sold during the third quarter of 2009 decreased compared to the third quarter of 2008 due primarily to a decrease in the demand for rural real estate. The demand for rural real estate fell due to the decline in consumer discretionary capital (e.g., declining home values and stock market losses), declining consumer confidence and the inability of buyers to secure debt financing. Our average sales price per acre for higher and better use / recreational lands decreased approximately 35% compared to the third quarter of 2008 due primarily to selling more lower valued recreational properties. In the latter part of 2008, we changed our focus, and began to list more of our lower valued recreational properties as demand and price for properties with a higher value per acre significantly weakened due to the recession. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation. The lower price per acre for conservation properties in the third quarter of 2009 reflects that nearly all of the acres sold were in Maine and were either associated with the approval of our Concept Plan for the Moosehead Lake region or were properties with diverse ecological value but relatively low timber value.

Real Estate Segment operating income was 27% of its third quarter revenues for 2009 compared to 67% for 2008. This change was due primarily to the non-cash exchange, as the book value of the timberlands we disposed of approximated the exchange value of $25 million, and selling lower value conservation and higher and better use / recreational properties. Real Estate Segment costs and expenses increased by $18 million to $53 million in the third quarter of 2009 due primarily to the non-cash exchange during 2009 ($25 million).

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008
	Sales Volume	Sales Realization	Sales Volume	Sales Realization
Lumber	40,590 MBF	$448	74,100 MBF	$384
Plywood	41,479 MSF	$361	62,112 MSF	$396
Fiberboard	34,282 MSF	$596	44,371 MSF	$610

Revenues decreased by $39 million, or 38%, to $65 million in the third quarter of 2009 compared to the third quarter of 2008. This decrease was due primarily to lower lumber sales volume ($11 million), lower plywood sales volume ($9 million), lower MDF sales volume ($6 million) and lower plywood prices ($2 million). Additionally, freight charges (which is a component of both Revenues and Cost of Goods Sold) decreased by $4 million compared to the prior period due to significantly lower sales volume.

Lumber sales volume declined 45% during the third quarter of 2009 due primarily to the weak demand for lumber as a result of declining housing starts. Housing starts for all of 2008 were 905,000 homes compared to average annual starts of 1.7 million earlier in the decade. Housing starts for 2009 are now forecasted to be approximately 550,000. As a result of the weak outlook for housing starts, we have permanently closed two lumber mills during 2009 and have curtailed production at one other lumber mill.

Plywood sales volume was 33% lower during the third quarter of 2009 due primarily to weakness in specialty markets, such as recreational vehicle, transportation and concrete forming applications. The decline in these markets is due primarily to weak economic conditions in the U.S. Plywood sales prices were 9% lower during the third quarter of 2009.

MDF sales volume decreased by 23% in the third quarter of 2009 compared to the third quarter of 2008. MDF demand has weakened considerably and is expected to remain weak until the housing market recovers. The weaker demand was due primarily to the significant decline in housing starts and increased competition from foreign MDF manufacturers.

The Manufactured Products Segment operated at approximately break-even for the third quarter of 2009 compared to a $4 million operating loss for the third quarter of 2008. Included in the third quarter of 2009, was a $4 million pension settlement charge resulting from the headcount reductions at our manufacturing operations. See Note 12 of the Notes to Consolidated Financial Statements. Manufactured Products Segment costs and expenses decreased by $42 million, or 39%, to $66 million for the third quarter of 2009. This decrease was due primarily to lower lumber, plywood and MDF sales volume, partially offset by higher pension expense.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $9 million during the third quarter of 2009 and by $17 million during the third quarter of 2008. The decrease in expenses of $8 million was due primarily to lower share-based compensation expense ($5 million), reduced depreciation on information technology assets ($1 million) and higher legal and other advisory costs incurred in the third quarter of 2008 related to the Timberland Venture transaction in 2008 ($1 million).

The decrease in share-based compensation expense is due to a decrease in the fair value of our value management plan awards in the third quarter of 2009. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Equity Earnings from Timberland Venture. On October 1, 2008, we contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“SDT”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. During the third quarter of 2009, we recorded our share of equity earnings from SDT of $14 million, which includes amortization ($2 million increase in equity earnings) of the difference between the book value of the company’s investment and its proportionate share of SDT’s net assets. We received cash distributions of $28 million from SDT during the third quarter of 2009.

Interest Expense, net (Debt Obligations to Unrelated Parties). Interest expense, net of interest income, for debt obligations to unrelated parties decreased $13 million, or 37%, to $22 million in the third quarter of 2009. This decrease was due primarily to lower borrowings outstanding compared to the third quarter of 2008 ($8 million) and lower interest rates on our variable rate debt ($5 million). During the fourth quarter of 2008, we paid down approximately $420 million of debt, consisting of $219 million of debt principal payments and a $201 million reduction of outstanding borrowings on our line of credit. During the first nine months of 2009, we paid down approximately $203 million of debt, consisting of $108 million of scheduled debt principal payments and $95 million of debt principal prepayments. A portion of the scheduled debt payments in 2009 was funded by an increase of $33 million on our line of credit. As of September 30, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.67%.

Interest Expense (Note Payable to Timberland Venture). On October 1, 2008, we borrowed $783 million from SDT (a related party) for a ten-year term at a fixed annual interest rate of 7.375%. During the third quarter of 2009, we recorded $14 million of interest expense related to the note.

Benefit for Income Taxes. The benefit for income taxes was $3 million for the third quarter of 2009 compared to a benefit for income taxes of $5 million for the third quarter of 2008. The decrease in the tax benefit of $2 million is due primarily to lower losses in our manufacturing business in the third quarter of 2009 compared to the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following tables and narrative compare operating results by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2009	2008	Change

Operating Income (Loss) by Segment
Northern Resources	$(2)	$33	$(35)
Southern Resources	64	103	(39)
Real Estate	234	141	93
Manufactured Products	(23)	(24)	1
Other	13	17	(4)

Total Segment Operating Income	286	270	16

Other Costs and Eliminations	(36)	(47)	11

Other Operating Income (Expense), net	—	2	(2)

Operating Income	$250	$225	$25

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.528	$55	2.545	$70
Pulpwood ($/Ton Delivered)	1.701	$40	1.967	$42

Total	3.229		4.512

Revenues decreased by $108 million, or 41%, to $155 million in the first nine months of 2009 compared to the first nine months of 2008. This decrease was due primarily to lower sawlog harvest volumes ($70 million), lower sawlog prices ($24 million), lower pulpwood harvest volumes ($11 million) and lower pulpwood prices ($4 million). Total harvest volumes for the first nine months of 2009 decreased by 29% compared to the same period of 2008. Sawlog harvest volumes were 40% lower compared to 2008 due primarily to harvest deferrals as a result of weak demand and recent timberland sales. We intend to realize the harvest of these deferred timber volumes once log prices improve. Pulpwood harvest volumes were 14% lower due primarily to temporarily increasing harvest levels in 2008 to capture favorable pulpwood prices, harvest deferrals in 2009 as a result of weak markets and recent timberland sales. Sawlog harvest levels for all of 2009 are expected to decrease by approximately 37% compared to the 3.4 million tons harvested during 2008 due primarily to harvest deferrals as a result of weak demand and recent timberland sales. Pulpwood harvest levels for all of 2009 are expected to decrease by approximately 16% compared to the 2.6 million tons harvested during 2008 due primarily to harvest levels in 2008 that were temporarily increased to capture favorable pulpwood prices and recent timberland sales.

Sawlog prices were 22% lower in the first nine months of 2009 compared to the same period of 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Pulpwood prices were 6% lower in the first nine months of 2009 compared to the same period of 2008 as a result of the global recession which has reduced the demand for paper and packaging materials.

Northern Resources Segment operating loss was $2 million for the first nine months of 2009 compared to operating income of $33 million for the first nine months of 2008. This decrease of $35 million was due primarily to weaker sawlog prices and lower harvest volumes. Segment costs and expenses decreased by $73 million, or 32%, to $157 million due primarily to lower harvest volumes, lower log and haul rates per ton and lower forest management and administrative expenses. Log and haul rates per ton decreased 11% ($13 million) due primarily to lower fuel costs. Various forest management and administrative expenses have decreased by 14% ($6 million) due primarily to cost reduction initiatives and timberland dispositions.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	3.409	$23	4.550	$27
Pulpwood ($/Ton Stumpage)	5.350	$10	6.286	$10

Total	8.759		10.836

Revenues decreased by $100 million, or 27%, to $266 million in the first nine months of 2009 compared to the first nine months of 2008. This decrease was due primarily to lower sawlog harvest volumes ($49 million), lower pulpwood harvest volumes ($23 million), lower sawlog prices ($16 million) and lower pulpwood prices ($11 million). During the fourth quarter of 2008, we contributed 454,000 acres of timberlands in our Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland

Venture”). Excluding the 0.690 million tons of sawlogs harvested in the first nine months of 2008 related to the Timberland Venture properties, sawlog harvest volumes decreased by 12% due primarily to harvest deferrals as a result of weak demand. We intend to realize the harvest of these deferred timber volumes once log prices improve. Excluding the 0.667 million tons of pulpwood harvested in the first nine months of 2008 related to the Timberland Venture properties, pulpwood harvest volumes decreased by 5% due primarily to temporarily increasing harvest levels in 2008 to capture favorable pulpwood prices. Sawlog harvest volumes for all of 2009 (excluding the 0.690 million tons of sawlogs harvested during 2008 from the Timberland Venture properties) are expected to decrease by 8% compared to the 4.9 million tons harvested in 2008 due primarily to continuing the deferral of harvests as a result of weak demand. Pulpwood harvest volumes for all of 2009 (excluding the 0.667 million tons of pulpwood harvested during 2008 from the Timberland Venture properties) are expected to decrease by 6% compared to the 7.3 million tons harvested in 2008 due primarily to the temporary increase in harvest levels in 2008 to capture favorable pulpwood prices.

Sawlog prices on a stumpage basis were 15% lower in the first nine months of 2009 compared to the first nine months of 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Sawlog prices on a delivered basis decreased by 13%. Pulpwood prices were 1% lower on a stumpage basis (8% lower on a delivered basis) during the first nine months of 2009 compared to the same period in the prior year as a result of the global recession which has reduced the demand for paper and packaging materials.

Southern Resources Segment operating income was 24% of its revenues for the first nine months of 2009 and 28% for the first nine months of 2008. This decrease was due primarily to weaker sawlog and pulpwood prices and lower harvest volumes, offset in part by lower fuel costs, forest management and administrative expenses. Segment costs and expenses decreased by $61 million, or 23%, to $202 million. This decrease was due primarily to lower harvest levels, lower log and haul rates per ton and lower forest management and administrative expenses. Log and haul rates per ton decreased 11% ($15 million) due primarily to lower fuel costs. Various forest management and administrative expenses have decreased by 14% ($7 million) due primarily to cost reduction initiatives and timberland dispositions.

Real Estate Segment.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	17,050	$16	$965	45,160	$54	$1,200
Conservation	160,945	274	1,700	41,490	42	1,030
Higher and Better Use / Recreational	23,575	54	2,275	38,060	113	2,975
Development Properties	2,025	11	5,480	775	7	9,045

Subtotal	203,595	355		125,485	217

Large Non-Strategic	59,160	38	650	—	—	—
Revenue from Non-Cash Exchange	20,600	25	1,205	—	—	—

Total	283,355	$419		125,485	$217

Revenues increased by $202 million to $419 million in the first nine months of 2009. This increase is due primarily to higher revenues from sales of conservation properties ($232 million), revenue of $38 million from selling 59,160 large, non-strategic acres in Wisconsin, revenue from a non-cash exchange valued at $25 million, offset in part by a decrease in the number of acres of higher and better use / recreational and small non-strategic land sales ($76 million) and lower prices from higher and better use / recreational properties ($17 million).

Revenues from the sale of conservation properties increased due primarily to the sale of approximately 112,000 acres in Montana for $250 million during the first quarter of 2009. The $250 million conservation sale during the first quarter of 2009 was the second in a three phase transaction. The third phase of approximately 70,000 acres in Montana is expected to close late in 2010 for approximately $89 million. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

From time to time, we may dispose of larger blocks of other timberlands to maximize value such as the 59,160 acres in Wisconsin we sold during the second quarter of 2009. Additionally, during the third quarter of 2009, we completed a non-cash exchange with the State of Washington. We recognized $25 million of revenue which represents the fair value of the lands we received. No operating income was recognized in the transaction as the book value of the timberlands we disposed of approximated the exchange value of $25 million.

The number of acres of higher and better use / recreational and small non-strategic properties sold during the first nine months of 2009 decreased compared to the same period in 2008 due primarily to a decrease in the demand for rural real estate. The demand for rural real estate fell due to the decline in consumer discretionary capital (e.g., declining home values and stock market losses), declining consumer confidence and the inability of buyers to secure debt financing. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding.

Our average sales price per acre for higher and better use / recreational lands decreased approximately 24% compared to the first nine months of 2008 due primarily to selling more lower valued recreational properties. In the latter part of 2008, we changed our focus, and began to list more of our lower valued recreational properties as demand and price for properties with a higher value per acre significantly weakened due to the recession.

We expect revenues during 2009 from real estate sales, including the $38 million large non-strategic sale in Wisconsin (in the second quarter of 2009) and the $25 million non-cash exchange (in the third quarter of 2009), to range between $480 million and $495 million. We expect sales in 2009 will consist of approximately 300,000 acres, excluding acres disposed of in the non-cash exchange. In addition to the aforementioned expected revenues and acres, from time to time, we may dispose of larger blocks of other timberlands to maximize value.

Real Estate Segment operating income was 56% of its revenues for the first nine months of 2009 compared to 65% for 2008. This change was due primarily to the non-cash exchange as the book value of the timberlands we disposed of approximated the exchange value of $25 million. Real Estate Segment costs and expenses increased by $109 million to $185 million for the first nine months of 2009 due primarily to selling more acres during 2009.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Sales Volume	Sales Realization	Sales Volume	Sales Realization

Lumber	136,084 MBF	$381	227,173 MBF	$372
Plywood	117,647 MSF	$359	199,474 MSF	$399
Fiberboard	101,128 MSF	$597	166,360 MSF	$600

Revenues decreased by $141 million, or 43%, to $189 million in the first nine months of 2009 compared to the first nine months of 2008. This decrease was due primarily to lower MDF sales volume ($40 million), lower plywood sales volume ($34 million), lower lumber sales volume ($28 million) and lower plywood prices ($5 million). Additionally, freight charges (which is a component of both Revenues and Cost of Goods Sold) decreased by $16 million compared to the prior period due to significantly lower sales volume.

MDF sales volume decreased by 39% in the first nine months of 2009 compared to the first nine months of 2008. MDF demand has weakened considerably and is expected to remain weak until the housing market recovers. The weaker demand was due primarily to the significant decline in housing starts and increased competition from foreign MDF manufacturers.

Plywood sales volume was 41% lower during the first nine months of 2009 due primarily to weakness in specialty markets, such as recreational vehicle, transportation and concrete forming applications. The decline in these markets is due primarily to weak economic conditions in the U.S. Plywood sales prices were 10% lower during the first nine months of 2009.

Lumber sales volume declined 40% during the first nine months of 2009 due primarily to the weak demand for lumber as a result of declining housing starts. Housing starts for all of 2008 were 905,000 homes compared to average annual starts of 1.7 million earlier in the decade. Housing starts for 2009 are now forecasted to be approximately 550,000. As a result of the weak outlook for housing starts, we have permanently closed two lumber mills during 2009 and have curtailed production at our other lumber mills.

Manufactured Products Segment operating loss was $23 million for the nine months of 2009 compared to a $24 million operating loss for the first nine months of 2008. Included in 2009, was a $4 million pension settlement charge resulting from the headcount reductions at our manufacturing operations. See Note 12 of the Notes to Consolidated Financial Statements. During the first nine months of 2009, we recorded a $12 million charge resulting from a $10 million lumber assets impairment and a $2 million write-down of related spare parts. In the same period of 2008, we recorded a $10 million lumber assets impairment. See Note 7 of the Notes to Consolidated Financial Statements. Manufactured Products Segment costs and expenses decreased by $142 million, or 40%, to $212 million for the first nine months of 2009. This decrease was due primarily to lower lumber, plywood and MDF sales volume and lower costs for MDF raw materials, partially offset by higher pension expense. MDF raw material costs decreased by $7 million due primarily to lower resin and wood chip prices.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $36 million during the first nine months of 2009 and by $47 million during the first nine months of 2008. The decrease in expenses of $11 million was due primarily to lower share-based compensation expense ($7 million), corporate cost reduction initiatives ($2 million), reduced depreciation on information technology assets ($1 million) and higher legal and other advisory costs incurred in the same period of 2008 related to the Timberland Venture transaction in 2008 ($1 million).

The decrease in share-based compensation expense is due to a decrease in the fair value of our value management plan awards in the third quarter of 2009. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Equity Earnings from Timberland Venture. On October 1, 2008, we contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“SDT”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. During the first nine months of 2009, we recorded our share of equity earnings from SDT of $43 million, which includes amortization ($6 million increase in equity earnings) of the difference between the book value of the company’s investment and its proportionate share of SDT’s net assets. We received cash distributions of $53 million from SDT during the first nine months of 2009.

Interest Expense, net (Debt Obligations to Unrelated Parties). Interest expense, net of interest income, for debt obligations to unrelated parties decreased $36 million, or 34%, to $69 million in the first nine months of 2009. This decrease was due primarily to lower borrowings outstanding for the first nine months of 2009 compared to the same period of 2008 ($23 million) and lower interest rates on our variable rate debt ($13 million). During the fourth quarter of 2008, we paid down approximately $420 million of debt, consisting of $219 million of debt principal payments and a $201 million reduction of outstanding borrowings on our line of credit. During the first nine months of 2009, we paid down approximately $203 million of debt, consisting of $108 million of scheduled debt principal payments and $95 million of debt principal prepayments. A portion of the scheduled debt payments in 2009 was funded by an increase of $33 million on our line of credit. As of September 30, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.67%.

Interest Expense (Note Payable to Timberland Venture). On October 1, 2008, we borrowed $783 million from SDT (a related party) for a ten-year term at a fixed annual interest rate of 7.375%. During the first nine months of 2009, we recorded $43 million of interest expense related to the note.

Benefit for Income Taxes. The benefit for income taxes was $26 million for the first nine months of 2009 compared to a benefit for income taxes of $18 million for the first nine months of 2008. The increase in the tax benefit of $8 million is due primarily to the reversal of $5 million of previously accrued built-in gains tax and a reduction to our deferred tax liability of $3 million. See Note 8 of the Notes to Consolidated Financial Statements.

At September 30, 2009, we have recorded deferred tax assets of $72 million and deferred tax liabilities of $43 million. We have not recorded a valuation allowance in connection with our deferred tax asset of $72 million. A valuation allowance is recognized if it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to either the reversal of various timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize the company’s deferred tax assets.

Financial Condition and Liquidity

During the nine months ended September 30, 2009, our operating cash flows increased $267 million compared to the nine months ended September 30, 2008. This increase was due primarily to completion of the second phase of our sale of 310,000 acres in Montana for which we received proceeds of $250 million (for 112,000 acres). We have a strong balance sheet and do not foresee any short-term liquidity issues. At September 30, 2009, we had a cash balance of $351 million and had availability of $475 million under our line of credit.

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2009	2008	Change

Net Cash Provided By Operating Activities	$492	$225	$267
Net Cash Used In Investing Activities	(46)	(113)	67
Net Cash Used In Financing Activities	(464)	(177)	(287)

Change in Cash and Cash Equivalents	$(18)	$(65)	$47

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2009 totaled $492 million, compared to $225 million for the same period in 2008. This increase of $267 million is due primarily to higher proceeds from real estate sales of $169 million, favorable working capital changes related to like-kind exchange transactions of $117 million and the receipt of $18 million for income tax refunds. The increase in cash flows from operating activities was offset in part by lower operating income of $74 million from our Resources Segments. The higher proceeds from real estate sales was due primarily to the $250 million of proceeds received in February 2009 in connection with the second phase of a three phase transaction of 310,000 acres in Montana. The lower operating income from our Resources Segments was due primarily to weaker sawlog prices and lower harvest levels.

The favorable working capital change of $117 million is due primarily to the timing of when proceeds from a like-kind exchange trust are either reinvested in replacement property or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days or distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During the nine months ended September 30, 2009, we received proceeds of $48 million from our like-kind exchange trust compared to $69 million of proceeds placed in a like-kind exchange trust at September 30, 2008.

Capital Expenditures. Capital expenditures (excluding Timberland Acquisitions) were as follows for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2009	2008

Capital Expenditures (Excluding Timberland Acquisitions)	$45	$47
Expenditures for Real Estate Development	1	6

Total Capital Expenditures	$46	$53

Planned capital expenditures for 2009, excluding the acquisition of timberlands, are expected to be approximately $65 million and include approximately $54 million for our timberlands, $4 million for our manufacturing facilities, and $7 million for investments in information technology, primarily for resource accounting system enhancements. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 40% of planned capital expenditures in 2009 are discretionary. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities and improve safety.

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

Line of Credit. The Operating Partnership has a $750 million revolving line of credit agreement that matures in June 2011. As of September 30, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.67%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2009, we had $264 million of borrowings and $11 million of standby letters of credit outstanding; $475 million remained available for borrowing under our line of credit. As of October 1, 2009, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreements. The Operating Partnership has a $250 million and a $350 million term credit agreement, each maturing in June 2012. As of September 30, 2009, the interest rate for the $250 million term credit agreement was 1.29%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. As of September 30, 2009, the interest rate for the $350 million term credit agreement was 0.69%. The interest rate on this term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. Both term credit agreements are subject to covenants that are substantially the same as those of our revolving line of credit, and allow prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The Operating Partnership has outstanding Senior Notes with various maturities and fixed interest rates. Most of our Senior Notes are privately placed debt with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of September 30, 2009, the Operating Partnership has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (“Public Debt”). The notes mature in 2015 and are fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	September 30, 2009	December 31, 2008

Senior Notes
Public Debt	$453	$458
Private Debt	694	893

Total Senior Notes	$1,147	$1,351

Plum Creek Timber Company, Inc. and the Operating Partnership have filed a shelf registration statement with the Securities and Exchange Commission which expires on April 24, 2012. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and the Operating Partnership may from time to time, offer and sell debt securities.

Debt Principal Payments. During the nine months ended September 30, 2009, we made debt principal payments totaling $203 million. In addition to scheduled debt payments on our Private Debt of $108 million, we prepaid, without prepayment premiums, approximately $91 million of principal on our outstanding private Senior Notes. A portion of the scheduled debt payments in 2009 was funded by an increase of $33 million on our line of credit. The $91 million prepayment consisted of $51 million paid in the first quarter of 2009 on debt that was scheduled to mature in the third quarter of 2009 and $40 million that was scheduled to mature in the fourth quarter of 2011. During the first quarter of 2009, we paid approximately $4 million to retire $5 million of principal for our Public Debt resulting in a $1 million gain reported as a Gain on Extinguishment of Debt in our Consolidated Statements of Income for the nine months ended September 30, 2009.

Debt Covenants. The Term Credit Agreements, Senior Notes and Line of Credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. We are in compliance with all of our borrowing agreement covenants as of September 30, 2009.

The following table details our sources and uses of cash for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2009	2008	Change

Sources of Cash:
Operations (A)	$371	$308	$63
Changes in Working Capital	77	(70)	147
Cash Distributions from Timberland Venture	53	—	53
Cash from Stock Option Exercises	—	14	(14)
Increase in Debt Obligations, net	—	76	(76)
Other Cash Changes, net (B)	—	(1)	1

Total Sources of Cash	501	327	174

Uses of Cash:
Returned to Stockholders:
Dividends	(207)	(216)	9
Common Stock Repurchases	(87)	(51)	(36)
Reinvest in the Business:
Capital Expenditures (C)	(46)	(53)	7
Acquire Timberlands	(1)	(65)	64
Meet our Pension Obligations:
Pension Contributions	(8)	(7)	(1)
Reduce Debt Obligations, net	(170)	—	(170)

Total Uses of Cash	(519)	(392)	(127)

Change in Cash and Cash Equivalents	$(18)	$(65)	$47

(A)	Calculated from the Consolidated Statements of Cash Flows. Amount is calculated by adding back non-cash items and other operating activities to Net Income.

(B)	From the Consolidated Statements of Cash Flows, Other Investing and Financing Activities.

(C)	Includes Expenditures for Real Estate Development.

Equity. On November 3, 2009, the Board of Directors of Plum Creek Timber Company, Inc. declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on November 30, 2009 to stockholders of record on November 16, 2009. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors’ discretion. For the nine months ended September 30, 2009, we repurchased approximately 3.3 million shares of common stock at a total cost of $87 million, or an average cost per share of $26.60. At September 30, 2009, $50 million is available for share repurchases under the current authorization.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from operations will be sufficient to fund planned capital expenditures and principal and interest payments on our indebtedness for the next twelve months. During the next twelve months, the company has approximately $53 million of scheduled long-term debt principal payment requirements. We intend to use a combination of cash and the available borrowing capacity under our $750 million line of credit to fund the $53 million of debt obligations.

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

Approximately $1.9 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value (A)

September 30, 2009
Fixed Rate Debt
Third Party Obligations
Principal Due (B)	—	$56	$376	$3	$250	$469	$1,154	$1,212
Average Interest Rate (C)	—	6.7%	6.6%	6.2%	6.1%	5.9%
Related Party Obligations
Principal Due						$783	$783	$808
Interest Rate						7.4%

Variable Rate Debt (D)	—	—	$264	$600	—	—	$864	$828

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

September 30, 2008
Fixed Rate Debt
Third Party Obligations
Principal Due (B)	$100	$200	$59	$424	$4	$791	$1,578	$1,568
Average Interest Rate (C)	6.9%	6.8%	6.7%	6.6%	6.2%	6.0%

Variable Rate Debt	—	—	—	$432	$600	—	$1,032	$1,032

(A)	The fair value of the company’s publicly-traded debt (i.e., Senior Notes due 2015) is estimated using market quotes; the fair value of the company’s other debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the publicly-traded debt adjusted by an estimated risk premium for holding company debt and the different maturity. The decrease in fair value of our fixed rate debt compared to September 30, 2008 (excluding related party debt) was due primarily to the repayment of $219 million of senior notes in the last three months of 2008 and $203 million of senior notes in the first nine months of 2009, offset in part by declining interest rates. In September 2009, interest rates were lower than September 2008 as both the treasury rates and credit spreads have declined. The fair value of our floating rate term loans (variable rate debt) as of September 30, 2009 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of September 30, 2009. The fair value of our floating rate term loans as of September 30, 2008 approximated the principal balance.

(B)	Excludes unamortized discount of $7 million and $8 million at September 30, 2009 and 2008, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)	As of September 30, 2009, the weighted-average interest rate on the $264 million borrowings under our $750 million revolving line of credit was 0.67%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1.00% depending on our debt ratings. As of October 1, 2009, all of the borrowings outstanding under our line of credit were repaid. As of September 30, 2009, the interest rate for the $350 million term credit agreement was 0.69%. The interest rate on the $350 million term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of September 30, 2009, the interest rate for the $250 million term credit agreement was 1.29%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

None. (See also Note 13 of the Notes to Consolidated Financial Statements of Plum Creek Timber Company, Inc.).

ITEM 1A.	RISK FACTORS

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 27, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the third quarter of 2009:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
July 1, 2009 through July 31, 2009	1,374 shares of common stock	$31.37	— shares of common stock	$50 million

August 1, 2009 through August 31, 2009	13 shares of common stock	$32.34	— shares of common stock	$50 million

September 1, 2009 through September 30, 2009	— shares of common stock	$—	— shares of common stock	$50 million

Total	1,387 shares of common stock	$31.38	— shares of common stock

(A)	Represents shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock unit awards under the company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the vesting dates of the awards.

(B)	No shares were purchased during the period July 1, 2009 through September 30, 2009 pursuant to the $200 million share repurchase program that was publicly announced on October 21, 2008.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 6.	EXHIBITS

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Third Amendment to Real Estate Purchase and Sale Agreement dated as of January 13, 2009, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed January 15, 2009).

2.3	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.4	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

4.1	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4

Senior Note Agreement, dated as of October 9, 2001, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $295,000,000 Series J due

October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party hereto (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt nstruments not listed herein upon request.

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and Wells Fargo Bank, National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on July 3, 2006). Amendment Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., and Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of June 29, 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.2	Credit Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, and The Royal Bank of Scotland, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Financial Institutions Party Thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.3	Credit Agreement and Guarantee dated as of October 1, 2008 by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.4	Pledge Agreement dated as of October 1, 2008 between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 4, 2009