Form 10-K
period 2009-12-31
PLUM CREEK TIMBER CO INC
filed 2010-02-25
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2009, was $4,828,947,616. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 19, 2010, was 162,902,977.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2010 Annual Meeting of Shareholders to be held on May 4, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

PART I/ITEM I

PART I

When we refer to “Plum Creek,” “the company,” “we,” “us,” or “our,” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References in Items 1 through 7 to Notes to Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 8 of this form.

ITEM 1. BUSINESS

Industry Overview

GENERAL

The timber industry possesses several unique characteristics that distinguish it from the broader paper and forest products industry. The timber industry, which consists primarily of timberland owners, provides raw material and conducts resource management activities for the paper and forest products industry, including the planting, fertilizing, thinning, and harvesting of trees and the marketing of logs. Logs are marketed and sold either as sawlogs to lumber and other wood products manufacturers or as pulplogs to pulp and paper manufacturers or producers of oriented strand board (OSB). Also, over time, timberlands may become more valuable for purposes other than growing timber. In these circumstances, timberlands may be sold to realize these values.

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

Supply. Timber supply can fluctuate based upon a variety of factors. The supply of timber is limited, to some extent, by the availability of timberlands. The availability of timberlands, in turn, is limited by several factors, including government restrictions relating to environmental regulation and land use and alternate uses such as agriculture. The large amounts of capital and length of time required to create new timberlands also limits timber supply.

Over the long-term, timber supply increases when modern forestry techniques increase productivity of timberlands and when some marginal agriculture lands revert to timberlands or are planted as forests for conservation purposes. In certain regional markets, log supply can expand when log imports increase relative to log exports.

Demand. The demand for timber is directly related to the underlying demand for pulp and paper products, lumber, panel and other wood related products. The demand for pulp and paper is largely driven by general macroeconomic conditions, including population growth, per-capita income levels, and industry capacity. The demand for lumber and manufactured wood products is affected primarily by the level of new residential construction activity, repair and remodeling activity and industrial demand, which, in turn, is impacted by changes in general economic and demographic factors, including population, interest rates for home mortgages and construction loans. The demand for United States timber is also impacted by the amounts of pulp and paper products, lumber, panel and other wood products that are imported into the United States. Significant factors determining the volume of products shipped into the United States by foreign producers are currency valuation shifts as well as tariffs and quotas. In addition to these historically significant factors, the demand for timber could also be affected by emerging markets for wood-based biofuel and bioenergy.

PLUM CREEK 2009 FORM 10-K | 1

PART I/ITEM I

Our Business

We are the largest private timberland owner in the United States. As of December 31, 2009, we owned 7 million acres of timberlands located in 19 states. Our objective is to maximize the long-term value of these assets. We analyze each timberland acre comprehensively to understand its highest-valued use. We realize these values in many different ways, including harvesting the trees, selling the timberland or converting our trees to lumber, plywood and other wood products.

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

Our Manufactured Products Segment, also conducted through our wholly-owned taxable REIT subsidiaries, includes two lumber mills (of which one mill is indefinitely curtailed), two plywood mills, two medium density fiberboard (“MDF”) production lines, one lumber remanufacturing facility in Idaho and one lumber remanufacturing facility in Montana (which is indefinitely curtailed). These facilities, strategically located near our Montana timberlands, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF.

OUR STRATEGIES FOR GROWING ASSET VALUE

Our strategies for growing asset value are guided by our disciplined focus to maximize the long-term value of our assets across our geographically diverse ownership. We seek to maximize the long-term value by managing our 7 million acres with the ultimate best use in mind. We strive to optimize our resource base through intensive resource management, disciplined acquisitions and dispositions and practicing environmentally responsible resource management.

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

Furthermore, as part of our resources business, we focus on realizing the maximum value for non-timber resources on our properties, including opportunities relating to mineral extraction. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities.

Disciplined Acquisitions and Dispositions. We continually review our timberland portfolio to identify properties that are no longer strategic to our long-term timberland operations or that may have higher values other than as commercial timberlands. We estimate that included in the company’s 7 million acres of timberlands are about 1.35 million acres of higher value timberlands which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.35 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 150,000 acres that are identified as having development potential. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. Furthermore, from time to time we may dispose of larger blocks of other timberlands to maximize value. Until a parcel of

2 | PLUM CREEK 2009 FORM 10-K

PART I/ITEM I

land is sold, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

We may sell or exchange timberlands that have high environmental or other public values and reinvest in timberlands that are more suitable for commercial timber management. In addition, we may sell conservation easements that limit development rights, but ensure that the timberlands will be maintained as a working forest in perpetuity. We may also sell or exchange less strategic timberlands to other forest products companies or non-industrial buyers.

Our disciplined acquisition and disposition strategy has allowed us to expand and diversify our timberland holdings. In 1989, our timber holdings were 1.4 million acres compared to 7 million acres at December 31, 2009. This growth through acquisitions has enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations.

Environmentally Responsible Resource Management. We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. We follow the principles of the Sustainable Forestry Initiative® program (“SFISM”) which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. These principles are reflected in our habitat planning efforts, which have led to the implementation of six major conservation agreements under which we manage approximately 2.3 million acres of our timberlands. Our forestry practices on all of our timberlands have been independently audited and certified by PricewaterhouseCoopers LLP under the SFISM program. Our manufacturing business follows a set of internally developed environmental principles. See “Federal and State Regulations” below.

ACQUISITIONS AND DISPOSITIONS

The table below summarizes acquisitions and dispositions by Plum Creek (dollars in millions):

	2009 A	2008 B	2007 C
Acquisitions
Purchase Price	$–	$119	$174
Acres	–	147,000	69,000
Dispositions
Acres	297,000	314,000	252,000

A	There were no significant timberland acquisitions in 2009. Dispositions included 248,000 acres located in the Northern Resources Segment and 49,000 acres in the Southern Resources Segment.

B	Acquired timberlands consist primarily of 28,000, 86,000 and 26,000 acres located in Georgia, Vermont and Oregon, respectively. Dispositions included 223,000 acres located in the Northern Resources Segment and 91,000 acres in the Southern Resources Segment. Timberland dispositions of 314,000 acres do not include approximately 454,000 acres located in the Southern Resources Segment that were contributed to a timberland venture in exchange for an equity interest. See Note 16 of the Notes to Consolidated Financial Statements.

C	Acquired timberlands consist primarily of 33,000 and 35,000 acres located in Oregon and Georgia, respectively. Dispositions included 164,000 acres located in the Northern Resources Segment and 88,000 acres in the Southern Resources Segment.

Segment Information

Certain financial information for each business segment is included in Note 19 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

NORTHERN RESOURCES SEGMENT

As of December 31, 2009, the Northern Resources Segment encompassed 3.5 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin, and contained an estimated 111 million tons of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated

PLUM CREEK 2009 FORM 10-K | 3

PART I/ITEM I

inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Timber harvested in the Northern Resources Segment is sold predominately as delivered logs to domestic mills and, in Montana, is also used in our manufacturing facilities. Competitors in the domestic log market include the United States Forest Service, the Bureau of Land Management, the Bureau of Indian Affairs, the British Columbia Ministry of Forests, and numerous private individuals, domestic and foreign industrial timberland owners, and state agencies located in the regions in which we operate. In the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally will include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on price, on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, on our status as an SFI-certified supplier, and on our ability to maintain qualified independent logging and hauling contractors.

The Northern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specified volume of timber to certain manufacturing facilities in the U.S. and Canada. We had the following supply agreements in the Northern Resources Segment as of December 31, 2009:

Company	Location	Product Type	Price	Expiration Date
Roseburg Forest Products Co. A	Oregon	Sawlogs	Market Prices	December 31, 2010
D&G Forest Products, Ltd. B	Maine	Sawlogs	Market Prices	June 30, 2011
Escanaba Paper Company B	Michigan	Pulpwood	Market Prices	December 31, 2016
Swanson Group, Inc. C	Oregon	Sawlogs	Market Prices	November 15, 2021
Sappi, Ltd. D	Maine	Pulpwood	Market Prices	November 30, 2023

A	May be mutually extended for two years.

B	May be mutually extended for three years.

C	May be mutually extended for five years.

D	May be extended for fifteen years at the option of Sappi, Ltd.

During 2009, approximately 36% of the timber harvested in our Northern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 38% during 2010. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment, but also provide us stable demand.

SOUTHERN RESOURCES SEGMENT

As of December 31, 2009, the Southern Resources Segment consisted of 3.5 million acres of timberlands (including approximately 246,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas, and contained an estimated 143 million tons of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

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

4 | PLUM CREEK 2009 FORM 10-K

PART I/ITEM I

We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, on price, on our status as an SFI-certified supplier, and on our ability to maintain qualified independent logging and hauling contractors. The Southern Resources Segment has a single customer, with multiple facilities, that represents 26% of its revenues. While not expected, the loss of this customer (all facilities) could have a significant impact on its operating income. The customer purchases sawlogs and pulpwood for facilities located across the Southern Resources Segment. These facilities produce lumber, plywood, oriented strand board and pulp and paper products. The loss of an individual facility would not likely have a significant impact on operating income.

The Southern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specific volume of timber to certain manufacturing facilities in the U.S. We had the following supply agreements in the Southern Resources Segment as of December 31, 2009:

Company	Location	Product Type	Price	Expiration Date
Evergreen Packaging	Arkansas	Pulpwood	Market Prices	December 31, 2010
Georgia-Pacific	Arkansas	Sawlogs and Pulpwood	Market Prices	December 31, 2010
West Fraser (South), Inc. A	Arkansas and Louisiana	Sawlogs	Market Prices	December 31, 2015
Graphic Packaging Corp. B	Louisiana	Pulpwood	Market Prices	August 6, 2016

A	May be renewed for five-year periods upon mutual consent of both parties.
B	May be extended up to an additional ten years by either party.

During 2009, approximately 25% of the timber harvested in our Southern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 27% during 2010. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment, but also provide us stable demand.

Real Estate Segment

We estimate that included in our 7 million acres of timberlands at December 31, 2009 are approximately 1.35 million acres of higher value timberlands that are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included in the 1.35 million acres of higher value timberlands are approximately 200,000 acres identified as conservation acres and another 150,000 acres that are identified as having development potential. The remaining 1 million acres are expected to be sold for recreational use. Additionally, approximately 250,000 acres of our ownership has been identified as non-strategic timberlands and are expected to be sold over the next five years. Until a parcel of land is sold, all of our timberlands will continue to be managed productively in our business of growing and selling timber. We compete with numerous sellers of entitled and unentitled land in hundreds of local markets.

From time to time, we may also dispose of larger blocks of other timberlands to maximize value. For example, during 2007 we sold approximately 100,000 acres in Wisconsin for $70 million. During 2008, we sold approximately 130,000 acres in Montana to a conservation buyer for $150 million and in 2009 we received $250 million from the same buyer in exchange for approximately 112,000 acres. We expect the final phase covering 70,000 acres of this three-phase conservation sale to close in 2010 for approximately $89 million. Also in 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for an equity interest. See Note 16 of the Notes to Consolidated Financial Statements.

The 150,000 acres identified as having development potential are expected to be developed internally or through third-party arrangements over the next fifteen to twenty years. Projects developed internally by the company will generally be low-intensity development limited to activities associated with obtaining entitlements and may include investing in infrastructure, such as roads and utilities. For larger and more complicated projects, it is our intent to enter into third-party ventures with leading land developers. As a result of current adverse market conditions, we expect that the development of many of these properties will be delayed. Our real estate development business is conducted through our wholly-owned taxable REIT subsidiaries.

PLUM CREEK 2009 FORM 10-K | 5

PART I/ITEM I

Manufactured Products Segment

Lumber. We produce a diverse line of softwood lumber products, including common, select and edge-glued boards, studs and finger-jointed studs. Lumber products manufactured in our Montana pine board sawmill and remanufacturing facility in Idaho are targeted to domestic lumber retailers, such as retail home centers for use in repair and remodeling projects. Lumber products from our Montana studmill and finger-joint stud remanufacturing plant are targeted to contractor distribution yards for use in home construction. Both pine board and stud lumber products are also sold to stocking distributors who serve a wide variety of end uses. During 2009, we permanently closed one studmill located in Fortine, Montana, and one pine board sawmill located in Pablo, Montana. We also indefinitely curtailed both the remaining studmill and the finger-joint stud remanufacturing plant as of June 2009, but maintain both of these facilities in a state of readiness to resume production when lumber market conditions warrant.

Competition in our lumber markets is based on price and quality and, to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. We compete in domestic lumber markets with many United States, Canadian and European producers. Canadian lumber producers have a significant position in the United States market due to their lower wood fiber costs. Competition from European lumber producers varies from year to year and is significantly impacted by alternative international wood markets and changes in both currency exchange rates and ocean freight rates. The lumber market is also subject to competition from substitute products, such as products made from engineered wood composites, fiber/cement composites, plastics and steel.

Our lumber and plywood mills produce residual wood chips, sawdust and planer shavings as by-products of the conversion of logs into finished products. The wood chips are sold to regional paper and pulp mills or used in our MDF facilities, which also consume sawdust and shavings.

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets (boat, recreational vehicle and transportation end-uses) and commercial markets (concrete forming overlay products). Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. During 2009, we sold approximately 7% of our plywood in Canada. See “Lumber” above for a discussion of residual wood chips.

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

Medium Density Fiberboard. Our MDF facilities in western Montana supply high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, commercial wall paneling and substrate for laminate flooring. During 2009, we sold approximately 10% and 7% of our MDF in Canada and Mexico, respectively.

Outside North America, the MDF industry has undergone dramatic growth in terms of productive capacity and demand for its products. During 2009, global MDF capacity increased 13%. In 2010, global MDF capacity is expected to increase 5%. Manufacturers compete on a global scale on the basis of price, quality, service and the availability of specialty products. Additionally, MDF is a ready substitute for solid wood, hardboard and hardwood plywood in specific applications. Competition in the North American MDF industry will continue to be impacted by imports from New Zealand, Asia and South America. In addition, the continuing shift of end product production to offshore manufacturing, as has been seen with certain types of furniture from China and moldings from South America, continues to negatively impact the North American MDF industry. Recently, a weak U.S. dollar along with stronger markets in Japan and Europe has moderated the impact of imports on U.S. MDF producers.

Raw Materials. Our lumber and plywood facilities obtain approximately fifty percent of their logs from our Montana timberlands. Our timberlands currently supply high-quality logs and preferred timber species to our lumber and plywood facilities, although future harvest levels on our Montana timberlands are expected to decline modestly. Also, over time the average log size is continuing to decline due to evolving harvest and growth patterns.

6 | PLUM CREEK 2009 FORM 10-K

PART I/ITEM I

Our lumber and plywood facilities have purchased and will continue to source stumpage and logs from external suppliers, including the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of stumpage and logs from external sources as harvest levels on our Montana timberlands decline. However, timberland harvest levels in and around Montana over the last several years have been declining, and we may experience a reduction in total future log supply which could impact manufacturing facility capacity or operating rates. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues, see “Federal and State Regulations” below.) Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. However, as a result of declining residual wood chips due to lower lumber and plywood production near our MDF facilities, we have had to expand the area in which we purchase chips, sawdust and wood shavings. This has resulted in longer hauling distances and higher raw material costs. Future MDF wood fiber sourcing is expected to also include a portion of pulpwood processed into chips. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier. Our lumber remanufacturing facility (the Idaho pine board plant) obtains about 5-15% of its lumber raw materials from a Plum Creek sawmill. Our indefinitely curtailed lumber remanufacturing facility (the Montana finger-joint stud plant) obtains about 30-40% of its lumber raw materials from Plum Creek sawmills. The remainder has been procured from third-party suppliers.

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

Other Segment—Natural Resources

We focus on realizing the maximum value potential of our extensive property ownership, including opportunities relating to natural gas production, mineral extraction and wind power, along with communication and transportation rights of way. This segment represents a diverse array of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming strategic alliances with industry specific leaders to identify and pursue such opportunities. We currently receive royalty revenue from the extraction of oil, gas, and minerals from some of our ownership. Additionally, we receive payments in exchange for granting oil and gas exploration rights.

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

We use different management techniques in each of our regions, employing a variety of the most cost effective silvicultural methods available. We expect timber growth rates on our timberlands to continue to improve over time as a result of genetic advances in seedlings and intensive forest management practices such as thinning and fertilization. Technology and forest management advances have increased growth rates and shortened harvest cycles. We believe our focus on intensive management practices will enhance forest productivity and increase the value of our timberlands over time.

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

PLUM CREEK 2009 FORM 10-K | 7

PART I/ITEM I

Intensive silvicultural applications enhance the growth and value of our timberlands, including the use of trees that are bred specifically for growth, quality and disease resistant traits, early and mid-rotation applications of fertilizers and chemicals to control plant competition, and pre-commercial thinning. These treatments improve not only the growth of the forests, but enhance the quality of the wood grown, reduce future harvesting costs, and shorten the length of harvest rotations.

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

Consistent with these principles, we have actively engaged in habitat conservation planning. The habitats of hundreds of species are protected by several agreements, including numerous species listed as threatened or endangered under the Endangered Species Act. These agreements, which include Habitat Conservation Plans (“HCPs”) and other types of conservation agreements, are as follows:

Conservation Agreement	Protects	State(s)	Acres (millions)
Central Cascades HCP	315 species	Washington	0.1
Native Fish HCP	5 species of trout and salmon	Montana	1.0
Swan Valley Grizzly Bear Agreement	Grizzly Bear	Montana	–
Karner Blue Butterfly HCP	Karner Blue Butterfly	Wisconsin	0.3
Red-Cockaded Woodpecker HCP	Red-Cockaded Woodpecker	Arkansas and Louisiana	0.3
Red-Cockaded Woodpecker Agreement	Red-Cockaded Woodpecker	Arkansas and Louisiana	0.6

SEASONAL EFFECTS

Log sales volumes from our Northern Resources Segment are typically at their lowest point in the second quarter of each year when warming weather thaws and softens roadbeds, thus restricting access to logging sites. Log sales volumes from our Southern Resources Segment are generally at their lowest point during the first quarter of each year, as winter rains limit operations.

8 | PLUM CREEK 2009 FORM 10-K

PART I/ITEM I

Demand for manufactured products is generally lower in the winter quarter when activity in construction markets is slower, and higher in the spring, summer and fall quarters when construction increases. Working capital varies with seasonal fluctuations.

Timberland sales activity in the northern states is typically at its lowest point in the late fall and winter months when access to the properties is limited due to winter weather.

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

We also expect legislative and regulatory developments in the area of climate change to address carbon dioxide emissions and renewable energy and fuel standards. It is unclear as of this date how any such developments will affect our business. Enactment of new environmental laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, might require significant expenditures.

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

We have received incidental take permits and similar authorizations pursuant to our Habitat Conservation Plans and other conservation agreements (detailed in “Environmental Stewardship” above) from the U.S. Fish and Wildlife Service that in total cover our forest management on 1.4 million acres in the Northern Resources Segment and 0.9 million acres in the Southern Resources Segment (both as of December 31, 2009). As required by the Endangered Species Act, we prepared Habitat Conservation Plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The Habitat Conservation Plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. With the implementation of these mitigation measures, we are authorized to conduct forestry practices that are consistent with the conservation plans, even though they may have an adverse impact on the habitat of listed species covered by the plans.

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

PLUM CREEK 2009 FORM 10-K | 9

PART I/ITEM I

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

EMPLOYEES

As of December 31, 2009, we had 659 salaried and 593 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of seedlings and the harvesting and delivery of logs are conducted by independent contractors who are not our employees.

CERTAIN CORPORATE GOVERNANCE AND OTHER AVAILABLE INFORMATION

The company maintains a code of ethics entitled the Plum Creek Code of Conduct, which applies to each director and to all of the company’s employees including the principal executive officer, the principal financial officer and the principal accounting officer. In addition, each committee of the company’s board of directors is governed by a charter. The Plum Creek Code of Conduct and the governing charters of the Audit, Compensation, and Corporate Governance and Nominating committees, along with the company’s Corporate Governance Guidelines, can be found in the “Corporate Governance” section of the company’s website accessible to the public at www.plumcreek.com. To find this section, click on the “Investors” link and then the “Corporate Governance” link. The company will post any amendments to, or waivers from, its Code of Conduct (to the extent applicable to any director or any of the company’s executive officers, including the principal executive officer, principal financial officer or principal accounting officer) at this location on its website. The company will also post to its website the name of any director who simultaneously serves on the audit committee of more than three public companies, along with the Board’s determination that such service would not impair any such director’s ability to serve on the company’s audit committee. In addition to these documents, the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and reports concerning transactions in the company’s stock by directors and certain officers of the company, and any amendments to those reports, can also be found on our website by first clicking the “Investors” link, then the “Financial Publications” link and finally the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website or by contacting the company’s Investor Relations Department at 999 Third Avenue, Suite 4300, Seattle, Washington 98104, or by calling (206) 467-3600.

10 | PLUM CREEK 2009 FORM 10-K

PART I/ITEM IA

ITEM 1A. RISK FACTORS

Business and Operating Risks

THE CYCLICAL NATURE OF OUR BUSINESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our results of operations are affected by the cyclical nature of the economy, the forest products industry and real estate markets. Historical prices for logs, land and manufactured wood products have been volatile, and we have limited direct influence over the time and extent of price changes. The demand for logs and wood products is affected primarily by the level of new residential construction activity and, to a lesser extent, repair and remodeling activity and other industrial uses. The demand for logs is also affected by the demand for wood chips in the pulp and paper and engineered wood products markets. These activities are, in turn, subject to fluctuations due to, among other factors:

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

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices, or changes that adversely affect our ability to execute on certain real estate development activities conducted through our wholly-owned taxable REIT subsidiaries, could have a significant effect on our results of operations. We do not expect significant, if any, improvement in real estate prices during 2010, and recovery of prices to pre-2009 levels may take several years. Many real estate developers are dramatically scaling back their planned development activities, which may make it more difficult for us to sell development property.

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

PLUM CREEK 2009 FORM 10-K | 11

PART I/ITEM IA

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

OUR CASH DIVIDENDS ARE NOT GUARANTEED AND MAY FLUCTUATE

We have elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code of 1986, as amended. Generally, REITs are required to distribute 90% of their taxable income. However, REITs are required to distribute only their ordinary taxable income and not their net capital gains income. Accordingly, we do not believe that we are required to distribute material amounts of cash given that substantially all of our taxable income is treated as capital gains income. To the extent capital gains income is not distributed to shareholders, a REIT would be subject to a 35% federal corporate income tax and applicable state income taxes on the undistributed capital gains income. In addition, the shareholders would be required to report their share of the retained capital gains income on their respective income tax returns, but would receive a refundable tax credit for their share of the tax paid at the corporate level.

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

WE MAY BE UNSUCCESSFUL IN CARRYING OUT OUR ACQUISITION STRATEGY

We intend to pursue acquisitions of strategic timberland properties when market conditions warrant. As with any investment, our future acquisitions, if any, may not perform in accordance with our expectations. In addition, we anticipate financing such acquisitions through cash from operations, borrowings under our unsecured credit facilities, proceeds from equity or debt offerings (including offerings of limited partnership units by our operating partnership) or proceeds from asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations, could adversely affect our results of operations.

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

12 | PLUM CREEK 2009 FORM 10-K

PART I/ITEM IA

us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

OUR ABILITY TO HARVEST TIMBER MAY BE SUBJECT TO LIMITATIONS WHICH COULD ADVERSELY AFFECT OUR OPERATIONS

Weather conditions, timber growth cycles, access limitations, availability of contract loggers, and regulatory requirements associated with the protection of wildlife and water resources may restrict harvesting of timberlands as may other factors, including damage by fire, insect infestation, disease, prolonged drought, flooding and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. As is common in the forest products industry, we do not maintain insurance coverage with respect to damage to our timberlands.

Our revenues, net income and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. In addition, the terms of our long-term debt agreements limit our ability to fund dividends to stockholders by accelerating the harvest of significant amounts of timber.

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

We engage in the following activities that are subject to regulation:

•	forestry activities, including harvesting, planting, herbicide and other silvicultural activities, and construction, use and maintenance of roads;

•	the generation of air emissions;

•	the discharge of industrial wastewater and storm water; and

•	the generation and disposal of both hazardous and non-hazardous wastes.

Laws and regulations protecting the environment have generally become more stringent in recent years and could become more stringent in the future. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to the person’s negligence or fault. These laws or future legislation or administrative or judicial action with respect to protection of the environment, including laws and regulations related to global climate change, may adversely affect our business or require significant expenditures.

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

PLUM CREEK 2009 FORM 10-K | 13

PART I/ITEM IA

over the then prevailing market price. The following is a summary of provisions of our certificate of incorporation that may have this effect.

Ownership Limit. In order for us to maintain our qualification as a REIT, not more than 50% of the value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code. For the purpose of preserving our REIT qualification, our certificate of incorporation prohibits ownership, either directly or under the applicable attribution rules of the Internal Revenue Code, of more than 9.8% of the lesser of the total number of shares of our common stock outstanding or the value of the outstanding shares of our common stock by any stockholder (the “Ownership Limit”). The Ownership Limit may have the effect of discouraging an acquisition of control of us without the approval of our Board of Directors.

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

If in any taxable year we fail to qualify as a REIT, unless we were entitled to relief under the Internal Revenue Code,:

•	we would be subject to federal and state income tax on our taxable income at regular corporate rates;

•	we would not be allowed to deduct dividends to stockholders in computing our taxable income; and

•	we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification.

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

14 | PLUM CREEK 2009 FORM 10-K

PART I/ITEM IB

CERTAIN OF OUR BUSINESS ACTIVITIES ARE POTENTIALLY SUBJECT TO PROHIBITED TRANSACTIONS TAX OR CORPORATE-LEVEL INCOME TAX

Under the Internal Revenue Code, REITs must generally engage in the ownership and management of income producing real estate. For Plum Creek, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the manufacture and sale by us of wood products, the harvesting and sale of logs, and the development and/or sale of certain timberlands are conducted through one or more of our wholly-owned taxable REIT subsidiaries (“TRSs”) because such activities could generate non-qualifying REIT income and could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business in this manner we believe that we satisfy the REIT requirements of the Internal Revenue Code and are not subject to the 100% tax that could be imposed if a REIT were to conduct a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate-level income tax.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PLUM CREEK 2009 FORM 10-K | 15

PART I/ITEM 2

ITEM 2. PROPERTIES

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations (see Item 1. “Business” for discussion of the location and description of properties and encumbrances related to the properties). We own and operate modern manufacturing facilities, reported as part of our Manufactured Products Segment, strategically located near our Montana timberlands. The manufacturing facilities are maintained through on-going capital investments, regular maintenance and equipment upgrades. Additional information about our facilities by product line follows:

	Annual Capacity (in millions) A	2009 Actual Production (in millions) B
Lumber – board feet
Columbia Falls, MT	95	52
Evergreen, MT	100	9
Evergreen, MT (Remanufacturing)	65	8
Meridian, ID (Remanufacturing)	70	66
Pablo, MT (Permanently closed in 2009)	N/A	16
Fortine, MT (Permanently closed in 2009)	N/A	10

Total Lumber Capacity	330	161

Plywood – square feet (3/8”)
Columbia Falls, MT	120	73
Evergreen, MT	160	76

Total Plywood Capacity	280	149

MDF – square feet (3/4”)
Columbia Falls, MT (Thick Line MDF)	145	55
Columbia Falls, MT (Thin Line MDF)	120	75

Total MDF Capacity	265	130

A	Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Production volumes may vary due to several factors, including end use market conditions, wood fiber supply and labor availability.

B	Actual production was less than planned production as a result of the significant decline in demand for wood products caused by lower U.S. housing starts and the economic recession. During 2009, we permanently closed two sawmills and indefinitely suspended production at our Evergreen, MT sawmill and remanufacturing facility. We also reduced production during 2009 at our Columbia Falls sawmill, MDF and Plywood facilities in response to weak demand.

ITEM 3. LEGAL PROCEEDINGS

There is no individual pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity. However, see Note 15 of the Notes to Consolidated Financial Statements.

16 | PLUM CREEK 2009 FORM 10-K

PART I/ITEM 4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	Office L	Officer Since
Rick R. Holley A	58	President and Chief Executive Officer	1989
Thomas M. Lindquist B	49	Executive Vice President and Chief Operating Officer	2001
David W. Lambert C	49	Senior Vice President and Chief Financial Officer	2002
James A. Kilberg D	54	Senior Vice President, Real Estate	2003
James A. Kraft E	54	Senior Vice President, General Counsel and Secretary	1989
Larry D. Neilson F	50	Senior Vice President, Business Development	2002
David A. Brown G	55	Vice President, Chief Accounting Officer	2002
Barbara L. Crowe H	58	Vice President, Human Resources	1997
Joan K. Fitzmaurice I	52	Vice President, Corporate Communications, Audit and Information Technology	2002
Thomas M. Reed J	61	Vice President, Southern Resources	2003
Henry K. Ricklefs K	60	Vice President, Northern Resources and Manufacturing	2003

A	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

B	Served since April 2007 as Executive Vice President and Chief Operating Officer. From December 2001 to March 2007, Mr. Lindquist served as Executive Vice President.

C	Served since August 2006 as Senior Vice President and Chief Financial Officer. From January 2006 to August 2006, Mr. Lambert served as Vice President, Business Development. Mr. Lambert was Vice President, Treasurer from January 2002 to January 2006, Director of Planning, Treasurer from June 1998 to January 2002 and Director of Finance and Treasurer from November 1994 to June 1998.

D	Served since April 2006 as Senior Vice President, Real Estate. Mr. Kilberg previously served as Vice President, Land Management from January 2003 to March 2006.

E	Served since January 2002 as Senior Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, General Counsel and Secretary from April 1996 to January 2002, Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993.

F	Served since October 2005 as Senior Vice President, Business Development. Mr. Neilson was Vice President, Real Estate from August 2002 to October 2005.

G	Served since February 2006 as Vice President, Chief Accounting Officer. Mr. Brown was Vice President, Controller (Chief Accounting Officer) from March 2004 to February 2006, Vice President, Controller from January 2002 to March 2004, Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

H	Served since April 1997 as Vice President, Human Resources.

I	Served since June 2002 as Vice President, Corporate Communications, Audit and Information Technology.

J	Served since August 2006 as Vice President, Southern Resources. From September 2002 to August 2006, Mr. Reed served as Vice President, Southeast Region. Mr. Reed was Regional Manager, Coastal Operations from September 2001 to September 2002.

K	Served since April 2007 as Vice President, Northern Resources and Manufacturing. From July 2003 to March 2007, Mr. Ricklefs served as Vice President, Manufactured Products. From July 1999 to July 2003, Mr. Ricklefs served as General Manager, Lumber. From 1994 to July 1999, Mr. Ricklefs served as General Manager, Plywood and from 1987 to 1994 as Director, National Sales and Marketing for Manufactured Products.

L	There are no family relationships among the executive officers of the company.

PLUM CREEK 2009 FORM 10-K | 17

PART II/ITEM 5

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange. As of February 19, 2010, there were 16,180 stockholders of record and 162,902,977 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2009 and 2008, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
High	$35.38	$36.97	$35.53	$38.69
Low	22.88	27.79	27.44	29.05
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42
2008
High	$46.10	$47.97	$60.00	$49.73
Low	37.65	39.26	41.00	27.33
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42

Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on our ability to make cash payments, borrowing capacity, changes in the prices of and demand for our products, and changes in our ability to sell or exchange timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company delivers value to our stockholders. See Notes 8 and 9 of the Notes to Consolidated Financial Statements for the restrictions under our debt agreements to pay dividends.

Equity Compensation Plan Information

The following table summarizes options and other rights outstanding under Plum Creek’s equity based compensation plans as of December 31, 2009:

Plan Category	Securities to be Issued Upon Exercise A	Weighted- Average Exercise Price B	Securities Available for Future Issuance C
Equity Compensation Plans Approved by Security Holders	3,089,962	$35.47	7,430,993
Equity Compensation Plans Not Approved by Security Holders	–	–	–

A	Number of securities to be issued upon exercise of outstanding stock options and upon vesting of 232,227 outstanding restricted stock units at December 31, 2009.

B	Weighted-average exercise price of outstanding options does not include unvested restricted stock units at December 31, 2009, which have a weighted-average grant date fair value of $38.38.

C	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (A). Represents shares available for future issuance under the Stock Incentive Plan. See Note 13 of the Notes to Consolidated Financial Statements for a description of the various stock-based grants that may be issued under the Stock Incentive Plan. At December 31, 2009, 5.0 million shares of the 12.4 million shares available for issuance under Plum Creek’s Stock Incentive Plan have been used for the grant of non-qualified stock options, the grant of restricted stock and restricted stock units, the payment of earned value management awards and earned dividend equivalent rights. The number of shares to be issued in connection with value management awards is not determinable until the end of their respective performance periods.

18 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 5

Company Stock Price Performance

The following graph shows a five-year comparison of cumulative total stockholder returns for the company, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index for the five years ended December 31, 2009. The total stockholder return assumes $100 invested at the beginning of the period in the company’s common stock, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index. It also assumes reinvestment of all dividends.

The following table shows total stockholder return for the previous one year ended December 31:

	2005	2006	2007	2008	2009
Plum Creek	-2.3%	15.6%	20.3%	-21.4%	14.5%
S&P Paper and Forest Product Stock Index	-2.0%	5.8%	3.9%	-59.6%	95.5%
S&P 500 Index	4.9%	15.8%	5.5%	-37.0%	26.5%

The following table shows total indexed return of stock price plus reinvestment of dividends, assuming an initial investment of $100.00 at December 31, 2004 for the years ended December 31:

	12/31/2004	2005	2006	2007	2008	2009
Plum Creek	$100	$98	$113	$136	$107	$122
S&P Paper and Forest Product Stock Index	$100	$98	$104	$108	$44	$85
S&P 500 Index	$100	$105	$121	$128	$81	$102

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

PLUM CREEK 2009 FORM 10-K | 19

PART II/ITEM 5

Purchase of Equity Securities

The following table contains information about the company’s purchases of equity securities during the fourth quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs A	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs A
October 1, 2009 through October 31, 2009	– shares of common stock	$ –	– shares of common stock	$50 million
November 1, 2009 through November 30, 2009	17 shares of common stock	$31.29	– shares of common stock	$50 million
December 1, 2009 through December 31, 2009	– shares of common stock	$ –	– shares of common stock	$50 million

Total	17 shares of common stock	$31.29	– shares of common stock

A	The Board of Directors, from time to time, has authorized a share repurchase program. On October 21, 2008, the Board of Directors authorized an additional $200 million share repurchase program. At December 31, 2009, the remaining share repurchase authorization was $50 million.

20 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 6

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2009	2008	2007	2006	2005
Revenues	$1,294	$1,614	$1,675	$1,627	$1,576
Operating Income A	299	328	424	461	448
Equity Earnings from Timberland Venture	55	15	–	–	–
Interest Expense (Note Payable to Timberland Venture)	58	14	–	–	–
Interest Expense, net (Debt Obligations to Unrelated Parties)	89	134	147	133	109
Income before Income Taxes B	205	206	277	328	339
Provision (Benefit) for Income Taxes	(31)	(27)	(3)	13	8
Income from Continuing Operations	236	233	280	315	331
Gain on Sale of Properties, net of tax	–	–	2	–	23
Cumulative Effect of Accounting Change, net of tax C	–	–	–	2	–
Net Income	236	233	282	317	354
Non-Cash Items
Depreciation, Depletion and Amortization D	109	135	134	128	113
Basis of Real Estate Sold	155	149	108	85	124
Balance Sheet Items
Total Assets	4,448	4,780	4,664	4,661	4,812
Total Debt Obligations (to Unrelated Parties) E	2,006	2,189	2,532	2,333	2,241
Note Payable to Timberland Venture (a Related Party)	783	783	–	–	–
Earnings per Share (Diluted)
Income from Continuing Operations	$1.44	$1.37	$1.60	$1.74	$1.79
Net Income	$1.44	$1.37	$1.61	$1.75	$1.92
Dividends Declared per Share	$1.68	$1.68	$1.68	$1.60	$1.52
Timberland Acquisitions
Purchase Price	$–	$119	$174	$111	$501
Acres	–	147,000	69,000	98,000	754,000
Timberland Dispositions (Acres) F	297,000	314,000	252,000	112,000	232,000
Harvest Volume (in Million Tons)	15.8	19.6	20.4	21.0	19.2

A	Includes $14 million gain in 2006 from the settlement of the Canadian Lumber dispute.

B	Includes $2 million loss in 2009 and $11 million gain in 2008 on extinguishment of debt.

C	Includes impact of adopting Stock Compensation accounting standards, effective January 1, 2006.

D	Includes a $10 million lumber manufacturing assets impairment loss in both 2009 and 2008, a $4 million loss related to forest fires in 2007 and a $2 million loss in 2005 from hurricane damage.

E	Includes Timber Obligations accounted for as capital leases.

F	Timberland dispositions during 2008 do not include approximately 454,000 acres located in the Southern Resources Segment that were contributed to a timberland venture in exchange for an equity interest.

PLUM CREEK 2009 FORM 10-K | 21

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

Overview

2009 OPERATING PERFORMANCE COMPARED TO 2008

The economic conditions in 2009 were the most difficult the company has ever faced. The recession that began in 2008 continued into 2009 causing severe unemployment, sharp declines in home values and an excess supply of new and existing homes on the market. All of these factors resulted in significant downward price pressure on the products we sell. Overall, our operating income decreased by $29 million, or 9%, compared to our prior year’s operating income of $328 million.

Operating income in our Northern Resources Segment decreased by $44 million from operating income of $41 million in 2008 to an operating loss of $3 million in 2009. Operating income in our Southern Resources Segment decreased by $47 million from $128 million in 2008 to $81 million in 2009. The declines in operating income were due primarily to weak sawlog prices and lower harvest levels. Harvest levels decreased as a result of the partial deferral of sawlog harvests due to weak log prices and the contribution of approximately 454,000 acres of our Southern timberlands to a timberland venture.

Our manufacturing business incurred an operating loss of $23 million in 2009 compared to an operating loss of $44 million in 2008. As a result of the weak outlook for manufactured wood products, we significantly downsized our manufacturing operations in 2009. We permanently closed two lumber mills, indefinitely suspended production at one additional lumber mill and one remanufacturing facility and reduced production at another lumber mill. Additionally, as a result of weak prices, we significantly reduced production at both our plywood and MDF facilities. In connection with the downsizing of our lumber business we recorded an impairment charge of $10 million, pension settlement expense of $5 million and severance expense of $3 million.

Operating income in our Real Estate Segment increased by $33 million to $278 million. The increase was due primarily to the closing of the second phase of our three phase conservation sale that was negotiated in 2008 and the sale of approximately 60,000 acres of large non-strategic properties.

22 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

Additionally, our Net Income for 2009 reflects an income tax benefit of $31 million. The income tax benefit includes a tax benefit of $8 million associated with a change in tax law and a benefit of $9 million related to operating losses from our manufacturing operations.

LIQUIDITY

The company believes it has a strong balance sheet and does not foresee any liquidity issues. At December 31, 2009, we had cash of $299 million and $419 million available for borrowing on our line of credit. During 2009, we generated cash provided by operations of $540 million. We expect cash provided by operations in 2010 to decrease by approximately $100 million due to lower proceeds from real estate sales and no proceeds from funds held in a like-kind exchange escrow account (i.e. a working capital benefit). Despite expecting to generate less cash from operations in 2010, we believe the cash we generate will be sufficient to make principal payments on outstanding indebtedness, fund planned capital expenditures and make our quarterly dividend distributions during 2010.

KEY ECONOMIC FACTORS IMPACTING OUR RESOURCES AND MANUFACTURED PRODUCTS BUSINESS

Our operating performance for the Resources and Manufactured Products Segments is impacted primarily by the supply and demand for logs and wood products in the United States. The short-term supply of logs is impacted primarily by weather and the level of harvesting activities. The demand for logs and wood products in the United States is impacted by housing starts, repair and remodeling activities, industrial activity and the amount of imported lumber, primarily from Canada.

Selected U.S. housing economic data was as follows at December 31:

	2009	2008	2007
U.S. Housing Starts (in millions)	0.55	0.90	1.35
Supply of Existing Homes for Sale (in months)	7	11	10
30-year Fixed Interest Mortgage Rates (average)	5.0%	6.0%	6.3%

Housing starts of 554,000 for 2009 were at a record low level and were over 70% below their peak earlier in the decade. Housing starts for 2010 are expected to improve modestly. Housing starts are not expected to significantly improve until the unemployment rate decreases and there is a reduction in the supply of homes for sale. As a result of the recession in the U.S., the unemployment rate is approximately 10% and is expected to remain high during 2010. There is currently a seven months supply of new and existing homes for sale which is well above the historical average four month supply. The supply of homes for sale could increase in the future due to a potential increase in foreclosures and the end to the government stimulus programs. For example, for the past year, home sales have been supported by a tax credit for first-time buyers.

In addition to weak housing starts, the demand for wood products in the repair and remodeling sector also weakened during 2009. Repair and remodeling activities were down approximately 20% from their peak earlier in the decade. The decline was driven by falling home prices, low consumer confidence and increased job losses. Home values have decreased by approximately 30% from their peak earlier in the decade.

The lower housing starts and reduced repair and remodeling activities have reduced lumber demand and therefore log demand. This has resulted in downward price pressure for the logs and wood products we sell. We expect the prices for our logs and wood products to remain weak until there is a significant improvement in the U.S. economy and a decline in the unemployment rate.

Over the past several years, fuel prices have fluctuated significantly. Our timber and manufacturing operations are significantly impacted by changing fuel prices. During 2009, operating income in our timber business was $36 million higher compared to the prior year due to lower fuel prices. However in 2008, our operating income was negatively affected by $23 million compared to 2007 due mostly to rising fuel costs.

REAL ESTATE SALES AND DEVELOPMENT PROPERTIES

We estimate that included in the company’s approximately 7 million acres of timberlands at December 31, 2009, are about 1.35 million acres of higher value timberlands which are expected to be sold and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.35 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 150,000 acres that are identified as having development potential. In

PLUM CREEK 2009 FORM 10-K | 23

PART II/ITEM 7

addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

During 2009, we sold approximately 20,000 acres of small non-strategic timberlands, approximately 165,000 acres for conservation purposes and approximately 50,000 acres of higher and better use / recreational properties. Additionally, during 2009, we sold approximately 60,000 acres of large non-strategic properties. From time to time, we may dispose of large blocks of timberlands to maximize value. During 2010 we may adjust the type and geographic location of properties sold to respond to areas with active markets. Our sales plan for 2010 includes several large sales that have closed in the first quarter of 2010 consisting of 35,000 acres of conservation properties and 47,000 acres of non-strategic properties. Additionally, sales for 2010 will include approximately 70,000 acres from the expected closing of the third phase of our Montana conservation sale.

During 2009, we sold approximately 165,000 acres of conservation properties for $280 million compared to selling approximately 175,000 acres for $200 million in 2008. The primary reason for the increase in revenue from the sale of conservation properties was due to the sale of 310,000 acres in Montana for $489 million which closes in three phases. The first phase covering approximately 130,000 acres for proceeds of $150 million closed in 2008. The second phase covering approximately 110,000 acres for proceeds of $250 million closed in 2009. The third phase covering approximately 70,000 acres for proceeds of $89 million is expected to close during the fourth quarter of 2010. We expect lower proceeds from conservation sales in 2010 compared to 2009.

Our average sales realization for higher and better use / recreational properties declined approximately 25% in 2009 compared to the prior year due primarily to selling more lower value recreational properties. The demand for rural real estate started to weaken in 2008 and remained weak throughout 2009 as a result of the credit crisis and recession in the U.S. Consequently, we have increased our listing of lower value properties and have deferred listing our higher value properties until the demand for rural real estate improves. In 2010, we expect to increase the number of acres of higher and better use / recreational properties we sell due primarily to our focus on listing more lower valued properties. However, we expect the demand for our higher valued properties to remain weak.

Our land development business slowed dramatically in 2008 as the economy weakened causing a significant decrease in the demand for these properties. Revenue from sales of development properties was $12 million during 2009. We expect sales in 2010 to approximate the 2009 level and do not expect significant sales of development properties to occur until there is an improvement in consumer confidence and the U.S. economy.

HARVEST LEVELS

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood (product mix) included in our annual harvest also impact our operating performance. During 2009, we harvested a total of 15.8 million tons compared to a total of 19.6 million tons during 2008. The decline in harvest levels in 2009 was due primarily to contributing 454,000 acres to a timberland venture in 2008 and the deferral of our sawlog harvest as a result of weak log prices and limited demand due to mill closures and curtailments. We expect harvest levels during 2010 to range between 15 and 16 million tons, and we expect to continue to defer a significant portion of our Northern Resources Segment sawlog harvest until prices improve. Future harvest levels may vary from historic levels due to weaker than expected markets, to take advantage of favorable prices or due to factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by our sale of timberlands and the extent to which proceeds are reinvested in core timberlands.

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

24 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements:

REVENUE RECOGNITION FOR TIMBER SALES

Timber sales revenues are recognized when legal ownership and the risk of loss transfer to the purchaser and the quantity sold is determinable. We sell timber under delivered log agreements and through sales of standing timber (or “stumpage”) using pay-as-cut sales contracts or timber deed sale agreements.

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

(3) Timber Deeds. Timber deed sales are agreements in which the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract (usually 12 to 18 months). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Under a timber deed, the buyer is responsible for all logging and hauling costs. Revenue from a timber deed sale is recognized when the contract is signed. Timber deeds are generally marketed and sold to the highest bidder. Bids are typically based on a timber cruise which is an estimate of the total volume of timber on a tract of land broken down by the various types of trees (such as softwood sawlogs, hardwood pulpwood, etc.). Total revenue recognized under a timber deed is not dependent upon the volume or types of trees actually harvested.

The following table summarizes amounts recognized under each method from sales to external customers in the company’s consolidated financial statements for the years ended December 31 (in millions):

	2009	2008
Revenues from:
Delivered log sales	$472	$654
Pay-as-cut sales	$30	$37
Timber deed sales	$5	$20

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, approximately 11% of our timber sales in 2009 and 12% in 2008 consisted of pay-as-cut sales contracts or timber deed sales. Since under sales of stumpage the buyer is responsible for the logging and hauling costs, the operating profit as a percentage of revenue is typically higher in our Southern Resources Segment.

REAL ESTATE SALES

As of December 31, 2009, we estimate that included in the company’s approximately 7 million acres of timberlands are about 1.35 million acres of higher value timberlands, which are expected to be sold over the next fifteen years for recreational, conservation, or residential purposes. Included within the 1.35 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 150,000 acres that are identified as having development potential. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. As a result, the timing of our real estate sales may materially impact our reported operating income and net income.

PLUM CREEK 2009 FORM 10-K | 25

PART II/ITEM 7

During 2009, the Real Estate Segment reported an operating profit percentage of approximately 57%. We estimate our Real Estate Segment’s annual operating profit percentage could range from 35% to 70% of revenues. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, the sale of conservation easements will generally have an operating profit percentage of close to 100% because historically no book basis was allocated to these types of sales. Sales of recently acquired properties will generally have relatively lower operating profit percentages while sales of properties held for a long time will tend to have relatively higher operating profit percentages. Sales of timberlands owned by Plum Creek prior to The Timber Company merger, which, for accounting purposes, were deemed acquired as of the merger date, will thus have lower operating profit percentages since these properties were recorded at appraised value as of October 2001.

In general, timberlands are acquired primarily for long-term use in our timber operations. In connection with timberland acquisitions, we are generally not able to identify, with any level of precision, our future real estate sales (i.e. specific properties with a higher value than for use in timber production). However, our purchase price allocation and related appraisals for these acquisitions may reflect greater values for real estate which may be sold in the future but are not yet specifically identified. Therefore, in connection with our purchase price allocation for timberland acquisitions, the greater values for real estate are allocated proportionately among all of the acres acquired. Specific properties cannot be identified in advance because their value is dependent upon numerous factors, most of which are not known at the acquisition date, including current and future zoning restrictions, current and future environmental restrictions, future changes in demographics, future changes in the economy, current and future plans of adjacent landowners, and current and future funding of government and not-for-profit conservation and recreation programs. We believe that current and future results of operations could be materially different under different purchase price allocation assumptions.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate our ability to recover the net investment in long-lived assets when required by the accounting standards. We recognize an impairment loss in connection with long-lived assets used in our business when the carrying value (net book value) of the assets exceeds the estimated future undiscounted cash flows attributable to those assets over their expected useful life. Impairment losses are measured by the extent to which the carrying value of a group of assets exceeds the fair value of such assets at a given point in time. Generally, our fair value measurements used in calculating an impairment loss are categorized as Level 3 measurements (i.e. unobservable inputs that are supported by little or no market activity) under the fair value hierarchy in the Accounting Standards Codification. Typically, we will use a discounted cash flow model or an external appraisal to estimate the fair value of the affected assets. Furthermore, we recognize an impairment loss in connection with long-lived assets held for sale when the carrying value of the assets exceeds an amount equal to their fair value less selling costs.

Since 2000, we have grown substantially through acquisitions. The purchase prices of these acquisitions have been allocated to our Timber and Timberlands (including Assets Held for Sale and Real Estate Development Properties) and Property, Plant and Equipment. The allocation of the purchase price is highly subjective. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, these assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. Our long-lived assets are grouped and evaluated for impairment at the lowest level for which there are independent cash flows. We track cash flows for our 7 million acres of timberlands by grouping them into seven geographic areas in the Northern Resources Segment and six geographic areas in the Southern Resources Segment. Additionally, we track cash flows for each of our eight manufacturing facilities.

(1) Timber and Timberlands Used in Our Business. For assets used in our business, an impairment loss is recorded only when the carrying value of those assets is not recoverable through future operations. The recoverability test is based on undiscounted future cash flows over the expected life of the assets. We use one harvest cycle (which ranges between 20 and 90 years) for evaluating the recoverability of our timber and timberlands. Because of the inherently long life of timber and timberlands, we do not expect to incur an impairment loss in the future for the timber and timberlands used in our timber business.

(2) Timber and Timberlands Held for Sale. An impairment loss is recognized for long-lived assets held for sale when the carrying value of those assets exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer (e.g., listed with a broker), and the sale is expected to close within one year. During 2009, the above criteria were met by a number of our timberland properties, and we recognized impairment losses of $3 million for certain of these properties. Similarly, we recognized impairment losses of

26 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

$1 million in 2008 and 2007 in connection with timberlands held for sale (see Notes 4 and 10 of the Notes to Consolidated Financial Statements.) We expect to continue to sell or exchange non-strategic timberlands to other forest products companies or non-industrial buyers, and it is probable that we will recognize additional impairment losses in the future in connection with sales of non-strategic timberlands.

An impairment loss is generally not recorded until management has concluded that it is probable (i.e., likely) that timberlands will be sold within the next 12 months. For many properties that are currently listed for sale, it is difficult to conclude whether they will be sold within one year and to estimate the price. Nevertheless, management performs a probability assessment for all properties that are listed for sale and records an impairment loss (to the extent the property’s book basis exceeds its estimated fair value net of selling cost) in the quarter in which management has concluded it is likely the property will be sold within twelve months.

(3) Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our eight (two of which are indefinitely curtailed) manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful life of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs and availability, volumes of product sold, and residual value of the facility. During the first quarter of 2009, the company conducted an analysis to rationalize and consolidate its lumber operations due to the significant and sustained decline in lumber demand along with the company’s expectations for continued weakness in this business. As a result of this analysis, the company concluded that certain of its lumber manufacturing assets were impaired and recorded an impairment charge of $10 million related to these assets. During 2008, we recognized an impairment loss of $10 million in connection with our lumber manufacturing assets as a result of the significant decline in housing starts and the expectation for continued weak lumber prices.

We currently estimate that the carrying value for our eight facilities is recoverable through future operations and that our estimate of future cash flows is reasonable. However, if wood product prices were to remain weak at current levels for an extended period of time, or if log or raw material availability declines, the company may be required to record an impairment loss for one or more of its manufacturing facilities in a future period.

(4) Capitalized Real Estate Development Costs. Current and future costs associated with specific real estate development projects are capitalized once management has concluded it is probable that a project will be successful. Real estate development costs are expensed as incurred when management is not able to conclude that it is probable a project will be successful. Furthermore, previously capitalized costs for specific projects are written-off when management revises its prior assessment and concludes that it is probable a project will not be successful and costs will not be recovered. For many of our projects, there is less judgment in making this determination due to prior experience in the local market or advice from consultants. However, for some of our larger projects where we have limited experience in the local market or for projects in environmentally sensitive areas, there is significant judgment in assessing the expected outcome for the projects. At December 31, 2009, we have $28 million of capitalized costs associated with projects that management expects will be successful. Of these capitalized costs, approximately $16 million represent costs for a single project that has been approved by a state commission but is being appealed in court by groups opposed to the project. While not expected, if the approval is reversed, some or all of these capitalized costs could be written off in the next twelve months.

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

PLUM CREEK 2009 FORM 10-K | 27

PART II/ITEM 7

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2009	2008
Depletion Expense
Northern Resources Segment	$20	$27
Southern Resources Segment	48	56

Total Depletion Expense	$68	$83

Average Depletion Rates (per ton)
Northern Resources Segment	$4.60	$4.56
Southern Resources Segment	$4.25	$4.10

Assumptions Used to Determine the Average Depletion Rates
Estimated Future Silviculture Costs, including the Impact of Inflation
Northern Resources Segment	$62	$72
Southern Resources Segment A	$485	$535

Estimated Future Volume (in million tons)
Northern Resources Segment B	271	313
Southern Resources Segment C	392	441

Sensitivity of Results to Changes in Key Assumptions
Increase in Depletion Expense for a 10%:
Increase in Estimated Future Silviculture Costs D
Northern Resources Segment	$0.1	$0.2
Southern Resources Segment	$1.4	$1.6

Decrease in Estimated Future Volume E
Northern Resources Segment	$2.3	$3.0
Southern Resources Segment	$5.3	$6.2

A	Reflects a decrease in our estimates of future costs associated with fertilization treatments due to lower chemical and application costs along with assumption of fewer acres treated.

B	Decrease from 2008 is due primarily to divestitures in Montana and Wisconsin.

C	Decrease from 2008 is due primarily to the contribution of 454,000 acres of timberland to a timberland venture.

D	Assumes future timber volumes do not change.

E	Assumes future silviculture costs do not change.

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

Accounting for Share-Based Compensation

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, value management awards and dividend equivalents. See Note 13 of the Notes to Consolidated Financial Statements.

Grants of value management awards represent awards that are classified and accounted for as liabilities. As a result, the expense recognized over the performance period will equal the fair value (i.e., cash value) of an award as of the last day of

28 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

the performance period multiplied by the number of awards that are earned. Furthermore, the quarterly expense recognized during the performance period is based on the fair value as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for value management awards is based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Fair values for value management awards are computed based on our historical relative total shareholder return and simulated relative total shareholder return compared to the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period (“Peer Group”). The simulated total shareholder return of the company and the Peer Group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of the company’s and the Peer Group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole), risk-free interest rate, and expected dividend yield.

The fair value of the liability for outstanding value management awards at December 31, 2009 was $15 million, which is based on the current fair value of outstanding awards multiplied by the percentage of months that services were provided during the performance period. The liability at December 31, 2009 could range between $11 million and $23 million based on the possible fair value of all outstanding liability based awards. We could have a material adjustment to our share-based compensation liability to the extent there is a material change in the fair value of our value management awards during the quarter.

Pensions

Plum Creek provides pension benefits under defined benefit pension plans that cover substantially all of our employees. See Note 12 of the Notes to Consolidated Financial Statements. We maintain a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. Participants’ benefits vest after three years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of the last 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

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

The computation of the company’s benefit obligation, pension cost and accrued pension liability under U.S. generally accepted accounting principles requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2009	2008
Assumptions Used to Determine the Benefit Obligation at December 31
Discount Rates A
Annuity Distributions	5.90%	6.85%
Lump-Sum Distributions	4.31%	4.35%
Rate of Compensation Increase B	3.45%	3.70%

Assumptions Used to Determine Net Periodic Benefit Cost
Discount Rate	6.85%	6.75%
Expected Long-Term Return on Plan Assets C	7.75%	7.75%
Rate of Compensation Increase B	3.70%	3.70%

A

The December 31, 2009 discount rate for annuity distributions was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2009, matched to the expected benefit payments under the plans.

PLUM CREEK 2009 FORM 10-K | 29

PART II/ITEM 7

Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2009. The December 31, 2009 discount rate for lump-sum distributions is based on yields on 30-year U.S. Treasury bonds.

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

Since pension benefits may be settled in either a single lump-sum or an annuity distribution, both the estimated percentage of participants electing a lump-sum payment and the assumed interest rate (discount rate) used in computing the lump-sum benefit are key assumptions. Management currently estimates that approximately half of the qualified plan participants will elect a lump-sum distribution upon termination. Other key assumptions used in the estimate include primarily those underlying the mortality table, and expected long-term rates for inflation, retirement and withdrawals, all of which are based on plan experience and standard actuarial methods but which are nevertheless subject to uncertainty.

It is likely that the actual return on plan assets and the outcome of other uncertain variables will differ from those used in estimating our pension costs and pension obligation. Furthermore, the company may, from time to time, adjust the asset allocation, which may have an impact on the long-term rate of return on plan assets.

The following table summarizes key financial measures and sensitivities to changes in assumptions for the years ended December 31 (in millions):

	2009	2008
Key Financial Measures
Pension Expense A	$14	$7
Cash Pension Plan Contributions – Qualified Plan	10	30
Cash Grantor Trust Funding – Supplemental Plans	3	7
Current Accrued Pension Liability	3	3
Non-Current Accrued Pension Liability	31	39

Sensitivity to Changes in Key Assumptions
Increase in Pension Expense for Every 0.25 Percentage Point:
Decrease in Long-Term Rate of Return on Plan Assets	$0.3	$0.2
Decrease in Weighted-Average Discount Rate	0.7	0.2
Increase in Rate of Increase in Compensation Levels	0.2	0.1

Increase in Qualified Pension Funding (actuarially computed accumulated benefit obligation) for:
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate	$3.8	$3.5
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate Assumption for Lump-Sum Benefits	$1.7	$1.8

A	Pension expense for 2009 includes a $5 million settlement loss recorded as a result of 2009 lump-sum distributions for the year ended December 31, 2009. The settlement loss represents a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income.

Assuming an average long-term rate of return on plan assets of 7.75%, and weighted-average discount rates of 5.90% for annuity distributions (and 4.31% for lump-sum distributions) for 2010 and beyond, and a 3.45% rate of increase in compensation levels, we project our annual pension expense for 2010 will be approximately $9 million and will range between $9 million and $10 million each year for 2011 through 2014. Over the same time periods, the annual cash funding required under our present funding policy and current funding rules for the qualified pension plan is expected to range between $3 and $8 million in 2010, and be approximately $5 million each year for 2011 through 2014. We expect to fund between $0 and $3 million in 2010 to our supplemental (non-qualified) pension plans and approximately $1 million each year for 2011 through 2014.

30 | PLUM CREEK 2009 FORM 10-K

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

In November 2009, the company entered into a purchase commitment to supply natural gas to our manufacturing facilities for the period January 2010 through March 2010. The contracts, which are derivatives, were designated as normal purchases. As of December 31, 2009, the company’s purchase obligation under this contract was $0.2 million. The company is not a party to any other derivative transactions.

On October 1, 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for an equity interest. The company accounts for its interests under the equity method of accounting. See Notes 16 and 17 of the Notes to Consolidated Financial Statements.

The following table summarizes our contractual obligations at December 31, 2009 (in millions):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt A	$2,280	$131	$1,346	$314	$489
Note Payable to Timberland Venture B	1,303	58	116	116	1,013
Operating Lease Obligations	17	4	6	4	3
Timber Obligations	6	1	1	–	4
Long-Term Incentive Plans	16	12	4	–	–
Purchase Obligations C	153	68	62	9	14
Other Long-Term Liabilities D	–	–	–	–	–

Total Contractual Obligations	$3,775	$274	$1,535	$443	$1,523

A	In addition to principal, long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt and the variable interest rates as of December 31, 2009 of 0.73% and 1.28% for our $350 million and $250 million term credit agreements, respectively. Interest obligations are $75 million (Less than one year), $114 million (1-3 years), $61 million (3-5 years), and $24 million (More than 5 years). As we expect borrowings outstanding under our line of credit to vary, only repayment of the principal is included. In 2009, interest expense related to our line of credit was less than $1 million.

B	On October 1, 2008, the company borrowed $783 million from the Timberland Venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. Interest obligations are $58 million (Less than one year), $116 million (1-3 years) $116 million (3-5 years), and $230 million (More than 5 years).

C	Purchase obligations are comprised primarily of $94 million for timber harvest contracts, $39 million for a fiber supply agreement to supply our manufacturing facilities, $7 million for road maintenance agreements, $6 million for third-party logs for our plywood and sawmill facilities, and $3 million for raw materials for our MDF facilities.

D	We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2009, other long-term liabilities include workers’ compensation of $11 million, deferred compensation obligations of $5 million, non-qualified pension obligations of $29 million (including $3 million classified as a current liability), and qualified pension obligations of $5 million. We expect to fund approximately $3 million for workers’ compensation payments in 2010. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2009, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $5 million. The December 31, 2009 fair value of assets in the other grantor trust was approximately $28 million and the actuarially computed accumulated benefit obligation for our non-qualified pension plans was $25 million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. Additionally, based on current interest rates and expected returns, the company expects 2010 contributions to the qualified pension plan to range between $3 and $8 million and between $0 and $3 million for the supplemental (non-qualified) pension plans. See Notes 10 and 12 of the Consolidated Notes to Financial Statements.

PLUM CREEK 2009 FORM 10-K | 31

PART II/ITEM 7

EVENTS AND TRENDS AFFECTING OPERATING RESULTS

Harvest Plans

We determine our annual timber (sawlogs and pulpwood, including stumpage sales) harvesting plans based on a number of factors. At the stand level, ranging in size from 10 to 200 acres, we consider the age, size, density, health and economic maturity of the timber. A stand is a contiguous block of trees of a similar age, species mix and silvicultural regime. At the forest level, ranging in size from 100,000 to over 1 million acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, certain external conditions such as supply agreements, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands. Harvest scheduling is the technical approach using computer modeling that considers all of the above factors along with forest growth rates and financial assumptions to project future harvest plans for a number of years forward.

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

Harvest levels in the Northern Resources Segment were approximately 4.4 million tons (49% sawlogs and 51% pulpwood) during 2009 and about 6 million tons (56% sawlogs and 44% pulpwood) during 2008. We expect harvest levels for sawlogs in 2010 to be comparable to 2009 due primarily to continued weak log prices and limited demand. We expect harvest levels for pulpwood to decrease by approximately 20% due primarily to temporarily increasing harvest levels in 2008 and 2009 to capture favorable pulpwood prices, recent timberland sales and weaker demand.

Harvest levels in the Southern Resources Segment were 11.4 million tons (39% sawlogs and 61% pulpwood) during 2009 and 13.6 million tons (41% sawlogs and 59% pulpwood) during 2008. Total harvest levels for 2010 are expected to be similar to 2009; however, pulpwood volumes are expected to decline by approximately one million tons and sawlog volumes are expected to increase by one million tons resulting in a mix of approximately 49% sawlogs and 51% pulpwood. During the past several years, we have concentrated on thinning young stands (i.e., first thinnings) to maintain vigorous growth rates and to capture favorable pulpwood prices. The timber harvested during these first thinnings is predominately pulpwood. As a result of accelerating pulpwood harvests in prior years, our standing inventory has shifted and, therefore, in 2010 we will be focusing a greater proportion of thinnings on more mature timber stands that contain both pulpwood and small diameter sawlogs.

Conservation Sale in Northern Resources Segment

During 2008, we signed an agreement to sell approximately 310,000 acres of timberlands in Montana in our Northern Resources Segment for $489 million in three phases. Proceeds from the first phase were $150 million and were received in 2008. Proceeds from the second phase were $250 million and were received in 2009. Proceeds from the third phase of $89 million are expected to be received in 2010.

Manufactured Products Segment Production Levels

As a result of the continuing decline in demand for wood products during 2009, we permanently closed two lumber mills, indefinitely suspended production at one additional lumber mill and one remanufacturing facility and reduced production at another lumber mill. We have also reduced production at our MDF and plywood facilities in response to the decline in demand. For 2010, we expect to continue to operate all of our Manufactured Products facilities at reduced levels similar to 2009. Until markets for wood products improve, our expected production levels (and sales volumes) will be significantly lower than both the combined capacity of our facilities and historical operating rates.

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

32 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

Notwithstanding the signing of the SLA between the U.S. and Canadian governments, there can be no assurance it will effectively create a fair trade environment. Therefore, when demand for wood products in the U.S. improves, downward pressure on domestic timber and lumber prices caused by Canadian imports could increase.

Comparability of Financial Statement Periods

Acquisitions and Divestitures. We have pursued and expect to continue to pursue both the acquisition and divestiture of timberlands to increase the value of our assets. There were no significant timberland acquisitions during 2009. During 2008, we acquired 147,000 acres of timberlands, located primarily in Georgia, Vermont and Oregon. During 2007, we acquired 69,000 acres of timberlands, located primarily in Oregon and Georgia. During 2009, we sold approximately 297,000 acres of timberland, during 2008 we sold approximately 314,000 acres and during 2007 we sold approximately 252,000 acres. Additionally during 2008, approximately 454,000 acres located in the Southern Resources Segment were contributed to a timberland venture in exchange for an equity interest. As a result of these timberland transactions, our ownership was approximately 7 million acres at December 31, 2009, approximately 7.4 million acres at December 31, 2008 and approximately 8 million acres at December 31, 2007. Accordingly, the comparability of periods covered by the company’s financial statements is, and in the future may be, affected by the impact of timberland acquisitions and divestitures.

Results of Operations

The following table compares Operating Income (Loss) by Segment and other items impacting our income from continuing operations for the years ended December 31 (in millions):

	2009	2008	2007
Operating Income (Loss) by Segment
Northern Resources	$(3)	$41	$58
Southern Resources	81	128	161
Real Estate	278	245	250
Manufactured Products	(23)	(44)	2
Other	17	23	17

Total Segment Operating Income	350	393	488
Other Costs and Eliminations	(51)	(64)	(64)
Other Operating Income (Expense), net	–	(1)	–

Operating Income	299	328	424
Equity Earnings from Timberland Venture	55	15	–
Interest Expense, net (Debt Obligations to Unrelated Parties)	89	134	147
Interest Expense (Note Payable to Timberland Venture)	58	14	–
Gain (Loss) on Extinguishment of Debt	(2)	11	–
Benefit for Income Taxes	(31)	(27)	(3)

Income from Continuing Operations	$236	$233	$280

2009 COMPARED TO 2008

Northern Resources Segment.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	2.137	$55	3.366	$69
Pulpwood ($/Ton Delivered)	2.268	$40	2.616	$43

Total	4.405		5.982

PLUM CREEK 2009 FORM 10-K | 33

PART II/ITEM 7

Revenues decreased by $135 million, or 39%, to $212 million in 2009. This decrease was due primarily to lower sawlog harvest volumes ($83 million), lower sawlog prices ($32 million), lower pulpwood harvest volumes ($15 million) and lower pulpwood prices ($7 million). Total harvest volumes for 2009 decreased by 26% compared to 2008. Sawlog harvest volumes were 37% lower compared to 2008 due primarily to harvest deferrals as a result of weak log prices and limited demand due to mill closures and curtailments. Revenues associated with our Montana mills declined $42 million in 2009 due to mill closures and curtailments. Pulpwood harvest volumes were 13% lower due primarily to temporary increases in harvest levels in 2008 to capture favorable pulpwood prices and recent timberland sales. Sawlog harvest levels for 2010 are expected to be comparable to 2009 due primarily to continued weak log prices and limited demand. Pulpwood harvest levels are expected to decrease by approximately 20% due primarily to temporarily increasing harvest levels in 2008 and 2009 to capture favorable pulpwood prices, recent timberland sales and weaker demand.

Sawlog prices were 21% lower in 2009 compared to 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Demand for wood products has significantly decreased as housing starts have declined approximately 40% from 2008 levels and have declined almost 70% from average annual starts earlier in the decade. Pulpwood prices were 7% lower as compared to 2008 as a result of the global recession which has reduced the demand for paper and packaging materials.

Northern Resources Segment operating loss was $3 million for 2009 compared to operating income of $41 million in 2008. This decrease of $44 million was due primarily to weaker sawlog prices and lower harvest volumes. Segment costs and expenses decreased by $91 million, or 30%, to $215 million due primarily to lower harvest volumes, lower log and haul rates per ton and lower forest management and administrative expenses. Log and haul rates per ton decreased 12% ($18 million) due primarily to lower fuel costs. Various forest management and administrative expenses have decreased by 13% ($7 million) due primarily to cost reduction initiatives and timberland dispositions.

Southern Resources Segment.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	4.402	$22	5.570	$26
Pulpwood ($/Ton Stumpage)	6.999	$10	8.027	$10

Total	11.401		13.597

Revenues decreased by $114 million, or 25%, to $347 million in 2009 compared to 2008. This decrease was due primarily to lower sawlog harvest volumes ($51 million), lower pulpwood harvest volumes ($26 million), lower sawlog prices ($21 million) and lower pulpwood prices ($16 million). During the fourth quarter of 2008, we contributed 454,000 acres of timberlands in our Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”). Excluding the 0.690 million tons of sawlogs harvested in the first nine months of 2008 related to the Timberland Venture properties, sawlog harvest volumes decreased by 10% due primarily to harvest deferrals as a result of weak log prices and limited demand due to mill closures and curtailments. Excluding the 0.667 million tons of pulpwood harvested in the first nine months of 2008 related to the Timberland Venture properties, pulpwood harvest volumes decreased by 5% due primarily to temporarily increasing harvest levels in 2008 to capture favorable pulpwood prices. Total harvest levels for 2010 are expected to be comparable to 2009; however, sawlog volume is expected to increase by one million tons and pulpwood volume is expected to decrease by one million tons. During the past several years we have concentrated on thinning young timber stands (i.e., first thinnings) to maintain vigorous growth rates and capture favorable pulpwood prices. The timber harvested during these first thinnings is predominately pulpwood. As a result of accelerating pulpwood harvests in prior years, our standing inventory has shifted and, therefore, in 2010 we will be focusing a greater proportion of thinnings on more mature timber stands that contain both pulpwood and small diameter sawlogs.

Sawlog prices on a stumpage basis were 16% lower in 2009 compared to 2008 due primarily to the decline in housing starts as a result of the recession in the U.S. Sawlog prices on a delivered basis decreased by 13%. Demand for wood products has significantly decreased as housing starts have declined approximately 40% from 2008 levels and have declined almost 70% from average annual starts earlier in the decade. Pulpwood prices were 5% lower on a stumpage basis (9%

34 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

lower on a delivered basis) during 2009 compared to the prior year as a result of the global recession which has reduced the demand for paper and packaging materials.

Southern Resources Segment operating income was 23% of its revenues for 2009 and 28% for 2008. This decrease was due primarily to weaker sawlog and pulpwood prices and lower harvest volumes, offset in part by lower fuel costs, forest management and administrative expenses. Segment costs and expenses decreased by $67 million, or 20%, to $266 million. This decrease was due primarily to lower harvest levels, lower log and haul rates per ton and lower forest management and administrative expenses. Log and haul rates per ton decreased 16% ($18 million) due primarily to lower fuel costs. Various forest management and administrative expenses have decreased by 14% ($10 million) due primarily to cost reduction initiatives and timberland dispositions.

Real Estate Segment.

	Year Ended December 31, 2009			Year Ended December 31, 2008
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	19,620	$19	$950	92,285	$89	$965
Conservation	165,855	280	1,690	175,740	200	1,140
Higher and Better Use / Recreational	50,275	112	2,235	45,610	136	2,975
Development Properties	2,060	12	5,520	820	7	8,770

Subtotal	237,810	423		314,455	432
Large Non-Strategic	59,160	38	650	–	–	–
Revenue from Non-Cash Exchange	20,600	25	1,205	–	–	–

Total	317,570	$486		314,455	$432

Revenues increased by $54 million to $486 million in 2009. This increase is due primarily to higher revenues from sales of conservation properties ($80 million), revenue of $38 million from selling 59,000 large, non-strategic acres in Wisconsin, revenue from a non-cash exchange valued at $25 million, increase in the number of acres of higher and better use/recreational properties sold ($14 million), offset in part by a decrease in the number of acres of small non-strategic land sales ($70 million) and lower prices from higher and better use / recreational properties ($37 million).

Revenues from the sale of conservation properties increased due primarily to the sale of approximately 112,000 acres in Montana for $250 million during 2009. The $250 million conservation sale during 2009 was the second in a three phase transaction. The first phase was during 2008 and conveyed approximately 130,000 acres in Montana for $150 million. The third phase of approximately 70,000 acres in Montana is expected to close late in 2010 for approximately $89 million. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

From time to time, we may dispose of larger blocks of other timberlands to maximize value such as the 59,000 acres in Wisconsin we sold during 2009. Additionally, during 2009, we completed a non-cash exchange of land with the State of Washington. We recognized $25 million of revenue which represents the fair value of the lands we received. No operating income was recognized in the transaction as the book value of the timberlands we disposed approximated the exchange value of $25 million.

Our average sales price per acre for higher and better use / recreational lands decreased approximately 25% during 2009 due primarily to selling more of our lower valued recreational properties. In the latter part of 2008, we began selling more lower valued recreational properties as demand and price for properties with a higher value per acre significantly weakened. The weaker demand for higher valued recreational properties was due primarily to the decline in consumer discretionary capital, declining consumer confidence and the inability of buyers to secure debt financing. Consequently, we increased our sales in regions with lower per acre prices. The number of higher and better / use recreational properties sold during 2009 increased by 10% compared to 2008 due primarily to our focus on listing more lower valued properties. Our long-term plan is to increase the higher and better use / recreational properties as a percentage of total acres sold.

PLUM CREEK 2009 FORM 10-K | 35

PART II/ITEM 7

The decrease in small non-strategic acres sold during 2009 compared to 2008 was primarily due to our declining number of small non-strategic properties. However, during the fourth quarter of 2009 in connection with our periodic review of our timberland portfolio, we identified approximately 100,000 additional acres of small non-strategic properties. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. Also, in any period the sales average will vary based on the location and physical characteristics of the parcels sold.

We expect revenues from real estate sales during 2010 to range between $350 million and $370 million of which approximately $72 million is from several large sales that have closed in 2010 consisting of 35,000 acres of conservation properties and 47,000 acres of non-strategic properties. Additionally, we expect approximately $89 million from the closing of the third phase of our large Montana sale during the fourth quarter of 2010. In addition, from time to time, we may dispose of larger blocks of other timberlands to maximize value.

The Real Estate Segment operating income as a percent of revenue was 57% for the periods ended December 31, 2009 and 2008. Real Estate Segment costs and expenses increased by $21 million to $208 million in 2009.

Manufactured Products Segment.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Sales Volume	Sales Realization A	Sales Volume	Sales Realization A
Lumber	164,512 MBF	$397	289,833 MBF	$371
Plywood	154,918 MSF	$357	236,983 MSF	$397
Fiberboard	132,092 MSF	$597	197,431 MSF	$604

A	Represents product prices at mill level

Revenues decreased by $160 million, or 40%, to $245 million in 2009. This decrease was due primarily to lower MDF sales volumes ($40 million), lower lumber sales volumes ($38 million), lower plywood sales volumes ($33 million), lower wood chips and residuals sales ($7 million) and lower plywood prices ($6 million). Additionally, freight charges (which is a component of both Revenues and Cost of Goods Sold) decreased by $21 million compared to the prior period due to significantly lower sales volume. External sales of wood chips and residuals were lower due primarily to production curtailments at regional mills.

MDF sales volume decreased by 33% in 2009 compared to 2008. MDF demand has weakened considerably and is expected to remain weak until the housing market recovers. The weaker demand was due primarily to the significant decline in housing starts and related construction activity along with increased competition from foreign MDF manufacturers and new domestic production. While global MDF capacity increased an estimated 13% during 2009, total North American MDF consumption decreased approximately 23% during the same year. As global capacity is expected to continue to increase in 2010, even with a modest recovery in housing and construction there will continue to be excess capacity at expected demand levels. As a result of the limited demand, we have reduced production to approximately 50% of capacity.

Lumber sales volume declined 43% during 2009 due primarily to the weak demand as a result of declining housing starts. Housing starts for all of 2009 were 554,000 homes (a record low since 1945) compared to 905,000 homes in 2008 and average annual starts of 1.7 million earlier in the decade. Housing starts for 2010 are forecasted to improve only modestly to approximately 710,000 homes. As a result of the weak outlook for housing starts, we permanently closed two lumber mills, indefinitely curtailed production at one additional mill and one remanufacturing facility and reduced production at another mill during 2009. The higher lumber sales realization resulted from curtailing production of our least valuable lumber products. Prices for all lumber products declined during 2009.

Plywood sales volume was 35% lower during 2009 due primarily to weak demand in specialty markets, such as recreational vehicle, transportation and concrete forming applications, as a result of the recession in the U.S. The demand for our plywood products was also negatively impacted due to increased competition from commodity plywood

36 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

manufacturers as a result of the depressed housing market. The weaker demand and increased competition caused our plywood sales realization to decline in 2009. As a result of the limited demand, we have reduced production to approximately 55% of capacity.

Manufactured Products Segment operating loss was $23 million for 2009 compared to an operating loss of $44 million for 2008. The operating loss was lower in 2009 due primarily to write-downs for inventories and purchase log commitments ($16 million) in 2008 and, to a lesser extent, improvements from cost reductions and lower operating levels. Operating results for both 2008 and 2009 were negatively impacted by $10 million impairment charges. See Notes 3 and 5 of the Consolidated Notes to Financial Statements.

Manufactured Products Segment costs and expenses decreased by $181 million, or 40%, to $268 million for 2009. This decrease was due primarily to lower lumber, plywood and MDF sales volume and lower costs for MDF raw materials. MDF raw material costs decreased by $10 million due primarily to lower resin and wood chip prices.

Other Segment. Revenues decreased by $7 million, or 28%, to $18 million in 2009. This decrease was due primarily to lower gas royalties (both price and volume) due primarily to lower gas prices in 2009. On average, gas prices declined 52% in 2009 compared to 2008.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $51 million during 2009 and by $64 million during 2008. The decrease in expenses of $13 million was due primarily to corporate cost reduction initiatives and reduced incentive compensation ($7 million), lower share-based compensation expense ($3 million), lower depreciation on information technology assets ($2 million) and higher legal and other advisory costs incurred in 2008 related to the Timberland Venture transaction ($1 million).

The decrease in share-based compensation expense is due to a decrease in the fair value of our value management plan awards in 2009. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Equity Earnings from Timberland Venture. On October 1, 2008, we contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. During 2009, we recorded our share of equity earnings from the Timberland Venture of $55 million, which includes amortization ($7 million increase in equity earnings) of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets. We received cash distributions of $53 million from the Timberland Venture during 2009. During 2008, we recorded equity earnings from the Timberland Venture of $15 million, which includes amortization of basis difference of $1 million. We did not receive any cash distributions from the Timberland Venture during 2008. See Notes 16 and 17 of the Notes to Consolidated Financial Statements.

Interest Expense, net (Debt Obligations to Unrelated Parties). Interest expense, net of interest income, for debt obligations to unrelated parties decreased $45 million, or 34%, to $89 million in 2009. This decrease was due primarily to lower borrowings outstanding for 2009 compared to 2008 ($33 million) and lower interest rates on our variable rate debt ($12 million) during 2009. During the fourth quarter of 2008, we paid down approximately $420 million of debt, consisting of $219 million of debt principal payments and a $201 million reduction of outstanding borrowings on our line of credit. During 2009, we made principal payments on our Senior Notes totaling $272 million of which $89 million was funded by increased borrowing on our line of credit. See Note 8 of the Notes to Consolidated Financial Statements. As of December 31, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.63%.

Interest Expense (Note Payable to Timberland Venture). On October 1, 2008, we borrowed $783 million from the Timberland Venture (a related party) for a ten-year term at a fixed annual interest rate of 7.375%. During 2009, we recorded $58 million of interest expense related to the note. During 2008, we recorded $14 million of interest expense related to the note.

Gain (Loss) on Extinguishment of Debt. In 2009, we made debt principal prepayments at a slight premium resulting in a $2 million loss, net of the associated unamortized discount and debt issuance costs. In 2008, we paid approximately $50 million to retire $62 million of principal for debt due in 2015. As a result, we recognized a gain in 2008 of $11 million which was net of the associated unamortized discount and debt issuance costs.

PLUM CREEK 2009 FORM 10-K | 37

PART II/ITEM 7

Benefit for Income Taxes. The benefit for income taxes was $31 million for 2009 compared to a benefit for income taxes of $27 million for 2008. The increase in the tax benefit of $4 million is due primarily to the reversal of $5 million in 2009 of built-in gains tax that was accrued in 2008 (change of $10 million) and a reduction to our deferred tax liability ($3 million). See Note 6 of the Notes to Consolidated Financial Statements. These tax benefits were partially offset by lower losses at our taxable REIT subsidiaries in 2009, primarily in our manufacturing business, which resulted in a lower tax benefit of $7 million.

At December 31, 2009, we have recorded deferred tax assets of $59 million and deferred tax liabilities of $39 million. We have not recorded a valuation allowance in connection with our gross deferred tax asset of $59 million. A valuation allowance is recognized if it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to either the reversal of timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize its deferred tax assets.

2008 COMPARED TO 2007

Northern Resources Segment.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	3.366	$69	3.602	$73
Pulpwood ($/Ton Delivered)	2.616	$43	2.626	$37

Total	5.982		6.228

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

Northern Resources Segment operating income was 12% of its revenues for 2008 and 16% for 2007. This decrease was due primarily to lower sawlog prices and higher hauling rates, offset in part by higher pulpwood prices. Segment costs and expenses increased by $3 million, or 1%, to $306 million in 2008. The increase was due primarily to higher log and haul costs, offset in part by a $4 million fire loss in 2007. On a per ton basis, logging and hauling costs increased 6% ($11 million) due primarily to higher fuel costs. However, the log and haul rate per ton during the fourth quarter of 2008 was approximately the same as the fourth quarter of 2007 due to the decline in the cost of oil.

38 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

Southern Resources Segment.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	5.570	$26	6.412	$31
Pulpwood ($/Ton Stumpage)	8.027	$10	7.716	$9

Total	13.597		14.128

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

Sawlog harvest volume during 2008 was 5.6 million tons compared to 6.4 million tons in 2007. Pulpwood harvest volume was 8.0 million tons compared to 7.7 million tons in 2007. The 13% decrease in sawlog harvest volume was due primarily to harvest deferrals as a result of weak log prices. Additionally, on October 1, 2008, we contributed approximately 11% of our southern timberlands to a timberland venture (see Note 16 of the Notes to Consolidated Financial Statements). Harvest volume from these timberlands was approximately 1.4 million tons for both the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, and in both periods the percentage of sawlogs harvested was slightly greater than 50%.

Southern Resources Segment operating income was 28% of its revenues for 2008 and 33% for 2007. This decrease was due primarily to lower sawlog prices, a lower margin mix from log sales and higher hauling rates. Segment costs and expenses increased by $2 million, or 1%, to $333 million. This increase was due primarily to higher logging and hauling rates per ton, offset in part by lower logging and hauling expenditures as a result of lower harvest levels. On a per ton basis, logging and hauling costs increased 7% ($12 million) due primarily to higher fuel costs. However, the log and haul rate per ton during the fourth quarter of 2008 was approximately the same as the fourth quarter of 2007 due to the decline in the cost of oil.

Real Estate Segment.

	Year Ended December 31, 2008			Year Ended December 31, 2007
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	92,285	$89	$965	77,530	$110	$1,400
Conservation	175,740	200	1,140	31,845	42	1,340
Higher and Better Use / Recreational	45,610	136	2,975	37,065	128	3,475
Development Properties	820	7	8,770	5,290	50	9,440

Subtotal	314,455	432		151,730	330
Large Non-Strategic	–	–	–	99,325	70	705

Total	314,455	$432		251,055	$400

Proceeds from Joint Ventures		$–			$2

PLUM CREEK 2009 FORM 10-K | 39

PART II/ITEM 7

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

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding. Also, in any period the sales average will vary based on the location and physical characteristics of the parcels sold. The increase in the number of acres of small non-strategic properties sold during 2008 compared to 2007 was primarily due to the timing of sales. The number of acres of higher and better use / recreational properties sold during 2008 increased by 23% compared to 2007, due primarily to our long-term plan to expand the number of higher and better use / recreational acres available for sale in many of the areas we own timberlands.

Our average sales price per acre for higher and better use / recreational lands decreased approximately 15% during 2008 due primarily to selling more of our lower valued recreational properties. In the latter part of 2008, we changed our focus to offering more of our lower valued recreational properties as demand and price for properties with a higher value per acre significantly weakened due to the recession in the U.S. and the reduced availability of credit. Consequently, we increased our sales in areas with lower per acre prices. Our average sales price per acre for small non-strategic properties declined approximately 31% during 2008 due primarily to selling a mix of less valuable timberlands during 2008. During 2007, we sold a greater percentage of properties from higher value regions.

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

Manufactured Products Segment.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Sales Volume	Sales Realization A	Sales Volume	Sales Realization A
Lumber	289,833 MBF	$371	350,431 MBF	$400
Plywood	236,983 MSF	$397	277,446 MSF	$405
Fiberboard	197,431 MSF	$604	254,028 MSF	$525

A	Represents product prices at mill level

Revenues decreased by $66 million, or 14%, to $405 million in 2008. This decrease was due primarily to lower MDF sales volumes ($31 million), lower lumber sales volumes ($20 million), lower lumber prices ($14 million) and lower plywood sales volumes ($17 million), offset in part by higher MDF prices ($16 million). Lumber prices during 2008 were 7% lower than during 2007 due primarily to weak demand and excess supply. The demand for lumber has declined due primarily to significantly lower housing starts. U.S. housing starts peaked in 2005 at 2.07 million units and since then have been on a steady decline. Housing starts for 2008 were 0.9 million compared to 1.35 million units in 2007, a decrease of

40 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

33%. The lower housing starts are due in part to an excess supply of unsold homes on the market, with an eleven-month supply compared to an historical average supply of four to five months. The excess supply of unsold homes is expected to continue for at least the next twelve months due to falling home prices, high foreclosure rates, stricter borrowing terms from lenders and the current recession in the U.S. Lumber sales volume decreased by 17% due primarily to production curtailments as a result of weak lumber prices.

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

Manufactured Products Segment operating loss was $44 million for 2008 compared to operating income of $2 million for 2007. This decrease in operating performance was due primarily to write-downs for inventories and purchase log commitments ($16 million), a lumber manufacturing assets impairment charge ($10 million), weak lumber prices and higher MDF raw materials costs. During 2008, we recorded a $7 million write-down to net realizable value for our manufactured products’ inventories and a $9 million loss related to commitments to purchase logs from unrelated third parties. See Note 3 of the Consolidated Notes to Financial Statements. Also during 2008, we recorded an impairment charge related to certain of our lumber manufacturing assets due primarily to weak lumber prices and the expectation that housing starts, and therefore lumber prices, are not expected to improve in the near term. See Note 5 of the Consolidated Notes to Financial Statements.

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

Other Segment. Revenues increased by $5 million, or 25%, to $25 million in 2008. This increase was due primarily to higher gas royalties ($3 million) and higher gas lease bonuses recognized as revenue ($2 million). Higher gas royalties were due primarily to higher gas prices in 2008. During 2008, we received cash proceeds of $21 million related to gas exploration rights granted on approximately 135,000 acres, of which $3 million was recognized as revenue. Of the $21 million, approximately $18 million will be amortized into revenue over the remaining portion of the exploration term.

Equity Earnings from Timberland Venture. On October 1, 2008, we contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. During 2008, we recorded our share of equity earnings from the Timberland Venture of $15 million, which includes amortization ($1 million) of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets. No cash distributions were made by the Timberland Venture to the company during 2008. See Note 16 of the Notes to Consolidated Financial Statements.

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

Interest Expense (Note Payable to Timberland Venture). Also, on October 1, 2008, we borrowed $783 million from the Timberland Venture (a related party) for a ten-year term at a fixed annual interest rate of 7.375%. During 2008, we recorded $14 million of interest expense related to the note.

Gain on Extinguishment of Debt. In the fourth quarter of 2008, we paid approximately $50 million to retire $62 million of principal for our Senior Notes due in 2015. As a result, we recognized a gain in 2008 of $11 million which was net of the associated unamortized discount and debt issuance costs.

PLUM CREEK 2009 FORM 10-K | 41

PART II/ITEM 7

Benefit for Income Taxes. The benefit for income taxes was $27 million for 2008 compared to a benefit for income taxes of $3 million for 2007. The increase in the tax benefit of $24 million is due primarily to losses in our manufacturing business (resulting in a tax benefit of $18 million) and lower real estate sales (primarily development properties) from our taxable REIT subsidiaries (resulting in a tax benefit of $6 million).

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

Our Resources and Manufactured Products Segments have significant uses of cash, and as a result our operating income (excluding depletion and depreciation) approximates the Segment’s operating cash flow. On the other hand, our cash outflows in our Real Estate and Other Segments are very small, and as a result our revenues from those Segments approximate operating cash flows. Occasionally, we may recognize revenues in connection with non-cash exchanges of timberland when the exchanges are considered to have commercial substance. During 2009, we recognized $25 million of revenue in the Real Estate Segment in connection with a non-cash exchange of timberland. In certain circumstances for our Other Segment, cash will be received in upfront payments, such as lease bonuses, but revenues will be recognized over several reporting periods (quarters or years). We have summarized our sources and uses of cash in a table at the end of this section.

During 2009, our cash flows continued to be negatively impacted by the significant downturn in the U.S. economy and specifically by the decline in housing starts. The weak housing market caused the operating income of our timber business to decline by approximately 50%, and we continued to generate an operating loss in our manufacturing business. However, despite the weak economy, due to our extensive and unique land holdings, we continued to generate significant proceeds from real estate sales. For example, we received proceeds of $250 million during 2009 from the closing of the second phase of a three phase transaction. Also during 2009, we received $48 million in proceeds from a like-kind exchange escrow account. Despite the weak economy, we believe we have a strong balance sheet and do not foresee any short-term liquidity issues. At December 31, 2009, we had a cash balance of $299 million and had availability of $419 million under our line of credit.

We believe the housing market hit bottom in 2009 and will slowly begin to improve in 2010. We expect cash provided by operating activities to decline by approximately $100 million from the $540 million we generated in 2009. However, we believe this lower level will be more than adequate to fund our current dividend (approximately $273 million), planned capital expenditures ($75 million to $80 million) and scheduled long-term debt principal payments ($55 million). The lower expected cash provided by operating activities is due primarily to reduced proceeds from real estate sales and no distributions of funds held in a like-kind exchange escrow account (a working capital benefit), as no funds are held at the end of 2009.

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31 (in millions):

	2009	2008	2007
Net Cash Provided by Operating Activities	$540	$420	$517
Net Cash Used in Investing Activities	(64)	(205)	(262)
Net Cash Used in Financing Activities	(546)	(86)	(288)

Change in Cash and Cash Equivalents	$(70)	$129	$(33)

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2009 totaled $540 million, compared to $420 million in 2008. This increase of $120 million is due primarily to favorable working capital changes ($117 million), lower interest payments for debt obligations to unrelated parties ($50 million),

42 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

lower pension funding ($20 million) and lower operating losses in our manufacturing business ($21 million), offset in part by lower operating income in our timber business ($91 million). See Results of Operations for a discussion of factors impacting Segment Operating Income.

The favorable working capital change is due primarily to the timing of when proceeds from a like-kind exchange escrow account are either reinvested in replacement property or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days or distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During the year ended December 31, 2009, we received proceeds of $48 million from a like-kind exchange escrow account compared to $48 million of proceeds placed in a like-kind exchange escrow account at December 31, 2008. At December 31, 2009, there were no funds held in a like-kind exchange escrow account. At present, we do not expect to enter into like-kind exchange transactions during 2010.

During 2008, we contributed approximately 454,000 acres to a timberland venture followed by borrowing $783 million from the venture. See Note 16 of the Notes to Consolidated Financial Statements. A portion of the loan proceeds were used to retire outstanding indebtedness to unrelated parties. During 2009, we made interest payments of $58 million to the venture compared to interest payments of $7 million in 2008. During 2009, we received $53 million in cash distributions from the venture while no distributions were received in 2008. As a result of lower debt levels (to unrelated parties) and lower interest rates on our variable rate debt, we reduced interest payments for debt obligations to unrelated parties by $50 million in 2009. Additionally, during 2008 we made pension contributions of $30 million while only $10 million was required in 2009 based on our funding policy.

Net cash provided by operating activities for the year ended December 31, 2008 totaled $420 million, compared to $517 million in 2007. This decrease of $97 million is due primarily to a combined $86 million decrease in operating income for our Resources Segments and our Manufactured Products Segment (net of a non-cash impairment charge) and a $64 million negative working capital change, offset in part by higher Real Estate Segment sales of $30 million and proceeds from gas exploration rights of $21 million. At December 31, 2008, we had $48 million of proceeds held in a like-kind exchange escrow account compared to December 31, 2007 where all like-kind exchange funds had been utilized for timberland acquisitions during the year.

Capital Expenditures. Capital expenditures were as follows for the years ending December 31 (in millions):

	2009	2008	2007
Capital Expenditures (Excluding Timberland Acquisitions)	$61	$70	$93
Expenditures for Real Estate Development	1	7	19

Total Capital Expenditures	$62	$77	$112

Timberland Acquisitions. There were no significant timberland acquisitions in 2009. During 2008, 147,000 acres were acquired primarily in Georgia, Vermont and Oregon for approximately $119 million. During 2007, 69,000 acres were acquired primarily in Oregon and Georgia for $174 million. These acquisitions were funded through the company’s line of credit and like-kind exchanges.

Planned capital expenditures for 2010, excluding the acquisition of timberlands, are expected to range between $75 million and $80 million and include approximately $65 million for our timberlands, $4 million for our manufacturing facilities, $3 million for real estate development investments, and $4 million for investments in information technology, primarily for resource accounting system enhancements. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 50% of planned capital expenditures in 2010 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities and improve safety.

Debt Financing. We strive to maintain a balance sheet that provides the financial flexibility to pursue our strategic objectives. In order to maintain this financial flexibility, the company’s objective is to maintain its investment grade credit rating. This is reflected in our moderate use of debt, good access to credit markets and no material covenant restrictions in our debt agreements that would prevent us from prudently using debt capital. All of our borrowings, except for the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership (“the Partnership”).

PLUM CREEK 2009 FORM 10-K | 43

PART II/ITEM 7

Line of Credit. The company has a $750 million revolving line of credit agreement that matures in June 2011. As of December 31, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.63%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2009, we had $320 million of borrowings and $11 million of standby letters of credit outstanding; $419 million remained available for borrowing under our line of credit. As of January 4, 2010, $295 million of the borrowings under our line of credit was repaid.

Term Credit Agreements. The company has two term credit agreements under which there is $250 million and $350 million outstanding. These borrowings mature in 2012. The agreements allow for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

As of December 31, 2009, the interest rate for the $250 million term credit agreement was 1.28%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. As of December 31, 2009, the interest rate for the $350 million term credit agreement was 0.73%. The interest rate on this term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings.

Senior Notes. The Company has outstanding Senior Notes with various maturities and fixed interest rates. Approximately half of the Senior Notes are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of December 31, 2009, the Company has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (“Public Debt”). The Public Debt, which was issued by the Partnership, matures in 2015 and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Plum Creek Timber Company, Inc. and the Partnership have filed a shelf registration statement with the Securities and Exchange Commission which expires on April 24, 2012. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and the Partnership may from time to time, offer and sell debt securities. The company and the Partnership intend to maintain a shelf registration statement with respect to such securities.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Senior Notes
Public Debt	453	458
Private Debt	627	893

Total Senior Notes	$1,080	$1,351

Note Payable to Timberland Venture. In 2008, the company borrowed $783 million from a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2009. See Notes 8, 9 and 16 of the Notes to Consolidated Financial Statements.

Debt Principal Payments. During 2009, the company made debt principal payments on the Senior Notes totaling $272 million. In addition to scheduled debt payments of $158 million, the company prepaid approximately $109 million of principal for the Private Debt and $5 million of principal for the Public Debt. These prepayments resulted in a $2 million loss, net of the associated unamortized discount and debt issuance costs. The $2 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

During 2008, the company made debt principal payments on the Senior Notes totaling $255 million. In addition to scheduled debt payments of $147 million, the company prepaid, without prepayment premiums, approximately $58 million of principal for the Private Debt. Also during 2008, the company paid approximately $50 million to retire $62 million of principal for the Public Debt. As a result, the company recognized a gain in 2008 of $11 million, net of the

44 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 7

associated unamortized discount and debt issuance costs. The $11 million gain is classified as Gain on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Covenants. Our Senior Notes, Term Credit Agreements and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of December 31, 2009.

These restrictive covenants include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. Furthermore, our Line of Credit and Term Credit Agreements require that we maintain certain interest coverage and maximum leverage ratios. We have no covenants and restrictions associated with changes in our debt ratings. We have investment grade long-term debt ratings from both of the primary rating services. Our debt is rated BBB- (Stable outlook) by Standard & Poor’s and Baa3 (Stable outlook) by Moody’s Investors Service. Furthermore, there are no material covenants associated with our Note Payable to Timberland Venture, and the indebtedness is not considered in computing any of our debt covenants since the debt is an obligation of Plum Creek Timber Company, Inc. and not the Partnership.

As of December 31, 2009, we can borrow the entire $750 million under our Line of Credit. We expect to be able to incur at least this level of additional indebtedness for the next twelve months.

The borrowing agreements limit our ability to make restricted payments based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. See Note 9 of the Notes to Consolidated Financial Statements.

The following table summarizes our sources and uses of cash for the years ended December 31 (in millions):

	2009	2008	2007
Sources of Cash:
Operations A	$437	$513	$528
Changes in Working Capital, net	61	(56)	8
Cash Distributions from Timberland Venture	53	–	–
Cash from Stock Option Exercises	–	14	8
Proceeds from Note Payable to Timberland Venture	–	783	–
Increase Debt Obligations, net	–	–	200
Other Cash Changes, net	1	–	5

Total Sources of Cash	552	1,254	749

Uses of Cash:
Returned to Stockholders:
Dividends	(275)	(286)	(294)
Common Stock Repurchases	(87)	(264)	(202)
Reinvest in the Business:
Capital Expenditures (including Real Estate Development)	(62)	(77)	(112)
Acquire Timberlands	(1)	(119)	(174)
Expenditures for Timberland Venture	–	(9)	–
Meet our Pension Obligations:
Pension Contributions	(10)	(30)	–
Purchases of Marketable Securities	(3)	(7)	–
Reduce Debt Obligations, net	(184)	(333)	–

Total Uses of Cash	(622)	(1,125)	(782)

Increase (Decrease) in Cash and Cash Equivalents	$(70)	$129	$(33)

A	Calculated from the Consolidated Statements of Cash Flows. Amount is calculated by adding back non-cash items and other operating activities to Net Income.

PLUM CREEK 2009 FORM 10-K | 45

PART II/ITEM 7

Equity. On February 9, 2010, our Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on March 5, 2010, to stockholders of record on February 19, 2010. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors’ discretion. For the year ended December 31, 2009, we repurchased 3.3 million shares of common stock at a total cost of $87 million, or an average cost per share of $26.57. At December 31, 2009, $50 million is available for share repurchases under the current Board of Directors’ authorization.

Future Cash Requirements. Cash required to meet our financial needs will be significant. In 2010, we have $55 million of scheduled long-term debt principal payments of which substantially all was paid during the first quarter of 2010 using a combination of cash and available borrowing capacity under our $750 million line of credit. Additionally, we believe that our current cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures and interest payments on our indebtedness through the end of 2010.

Other Information

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

46 | PLUM CREEK 2009 FORM 10-K

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

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value A
December 31, 2009
Fixed Rate Debt
Third Party Obligations
Principal Due B	$56	$308	$3	$250	$3	$466	$1,086	$1,136
Average Interest Rate C	6.7%	6.5%	6.2%	6.1%	5.9%	5.9%
Related Party Obligations D
Principal Due						$783	$783	$795
Interest Rate						7.4%
Variable Rate Debt E		$320	$600				$920	$891

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value A
December 31, 2008
Fixed Rate Debt
Third Party Obligations
Principal Due B	$159	$56	$416	$3	$250	$474	$1,358	$1,258
Average Interest Rate C	6.8%	6.8%	6.6%	6.2%	6.1%	5.9%
Related Party Obligations D
Principal Due						$783	$783	$642
Interest Rate						7.4%
Variable Rate Debt			$231	$600			$831	$791

A	The fair value of the company’s Public Debt (i.e., Senior Notes due 2015) is estimated using market quotes; the fair value of the company’s Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The decrease in fair value of our fixed rate debt compared to December 31, 2008 (excluding related party debt) was due primarily to the principal repayments of $272 million of senior notes in 2009, offset in part by declining market interest rates. In December 2009, treasury rates were slightly higher than in December 2008, but credit spreads (the difference between corporate debt rates and treasury rates) had declined significantly from 2008 resulting in lower market interest rates. This change in rates also resulted in the increase in fair value of our Note Payable to Timberland Venture at December 31, 2009 compared to December 31, 2008. The fair value of our floating rate term loans (variable rate debt) as of December 31, 2009 and December 31, 2008 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of December 31, 2009 and December 31, 2008.

B	Excludes unamortized discount of $6 million and $7 million at December 31, 2009 and 2008, respectively.

C	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

D	On October 1, 2008, the company borrowed $783 million from a newly-formed timberland venture. The annual interest rate on the note payable is fixed at 7.375%.

PLUM CREEK 2009 FORM 10-K | 47

PART II/ITEM 7A

E	As of December 31, 2009, the weighted-average interest rate on the $320 million of borrowings under our $750 million revolving line of credit was 0.63%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. As of January 4, 2010, $295 million of the borrowings under our line of credit was repaid. As of December 31, 2009, the interest rate for the $350 million term credit agreement was 0.73%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of December 31, 2009, the interest rate for the $250 million term credit agreement was 1.28%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

48 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Plum Creek Timber Company, Inc.

Consolidated Statements of Income

(in millions, except per share amounts)

YEAR ENDED	December 31, 2009	December 31, 2008	December 31, 2007
Revenues:
Timber	$545	$752	$782
Real Estate	486	432	402
Manufacturing	245	405	471
Other	18	25	20

Total Revenues	1,294	1,614	1,675

Costs and Expenses:
Cost of Goods Sold:
Timber	431	542	523
Real Estate	200	178	144
Manufacturing	257	435	454
Other	1	2	3

Total Cost of Goods Sold	889	1,157	1,124
Selling, General and Administrative	106	128	127

Total Costs and Expenses	995	1,285	1,251

Other Operating Income (Expense), net	–	(1)	–

Operating Income	299	328	424
Equity Earnings from Timberland Venture	55	15	–
Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	89	134	147
Interest Expense (Note Payable to Timberland Venture)	58	14	–

Total Interest Expense, net	147	148	147
Gain (Loss) on Extinguishment of Debt	(2)	11	–

Income before Income Taxes	205	206	277
Benefit for Income Taxes	(31)	(27)	(3)

Income from Continuing Operations	236	233	280
Gain on Sale of Properties, net of tax	–	–	2

Net Income	$236	$233	$282

Per Share Amounts:
Income from Continuing Operations—Basic	$1.45	$1.37	$1.60
Income from Continuing Operations—Diluted	$1.44	$1.37	$1.60

Net Income per Share—Basic	$1.45	$1.37	$1.61
Net Income per Share—Diluted	$1.44	$1.37	$1.61

Dividends Declared—per Common Share Outstanding	$1.68	$1.68	$1.68
Weighted-Average Number of Shares Outstanding
—Basic	163.3	170.3	174.5
—Diluted	163.4	170.7	175.0

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2009 FORM 10-K | 49

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and Cash Equivalents	$299	$369
Accounts Receivable	24	22
Like-Kind Exchange Funds Held in Escrow	–	48
Taxes Receivable	15	23
Inventories	46	74
Deferred Tax Asset	6	11
Real Estate Development Properties	1	4
Assets Held for Sale	115	137
Other Current Assets	13	11

	519	699

Timber and Timberlands, net	3,487	3,638
Property, Plant and Equipment, net	156	177
Equity Investment in Timberland Venture	201	199
Deferred Tax Asset	14	–
Investment in Grantor Trusts (at Fair Value)	33	25
Other Assets	38	42

Total Assets	$4,448	$4,780

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$55	$158
Accounts Payable	32	35
Interest Payable	25	30
Wages Payable	20	28
Taxes Payable	14	18
Deferred Revenue	16	17
Other Current Liabilities	21	21

	183	307

Long-Term Debt	1,625	1,793
Line of Credit	320	231
Note Payable to Timberland Venture	783	783
Deferred Tax Liability	–	4
Other Liabilities	71	90

Total Liabilities	2,982	3,208

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, authorized shares—75.0, outstanding—none	–	–
Common stock, $0.01 par value, authorized shares—300.6, outstanding (net of Treasury Stock)—162.8 at December 31, 2009 and 166.0 at December 31, 2008	2	2
Additional Paid-In Capital	2,233	2,225
Retained Earnings	110	149
Treasury Stock, at cost, Common shares—24.8 at December 31, 2009 and 21.5 at December 31, 2008	(860)	(773)
Accumulated Other Comprehensive Income (Loss)	(19)	(31)

Total Stockholders’ Equity	1,466	1,572

Total Liabilities and Stockholders’ Equity	$4,448	$4,780

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

50 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Statements of Stockholders’ Equity

(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Dollars

January 1, 2007	177.1	$2	$2,190	$214	$(307)	$(10)	$2,089
Net Income	–	–	–	282	–	–	282
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $4	–	–	–	–	–	12	12

Total Comprehensive Income							294

Dividends	–	–	–	(294)	–	–	(294)
Stock Option Exercises	0.3	–	8	–	–	–	8
Share-based Compensation	–	–	5	–	–	–	5
Common Stock Repurchased	(5.1)	–	–	–	(202)	–	(202)
Tax Benefit from Stock Incentive Plans	–	–	1	–	–	–	1

December 31, 2007	172.3	2	2,204	202	(509)	2	1,901
Net Income	–	–	–	233	–	–	233
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $10	–	–	–	–	–	(29)	(29)
Unrealized Losses on Available-for-Sale Securities, net of tax	–	–	–	–	–	(4)	(4)

Total Comprehensive Income							200

Dividends	–	–	–	(286)	–	–	(286)
Stock Option Exercises	0.5	–	14	–	–	–	14
Shares Issued under Stock Incentive Plans	0.1	–	–	–	–	–	–
Share-based Compensation	–	–	5	–	–	–	5
Common Stock Repurchased	(6.9)	–	–	–	(264)	–	(264)
Tax Benefit from Stock Incentive Plans	–	–	2	–	–	–	2

December 31, 2008	166.0	2	2,225	149	(773)	(31)	1,572
Net Income	–	–	–	236	–	–	236
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $3	–	–	–	–	–	7	7
Unrealized Gains on Available-for-Sale Securities, net of tax	–	–	–	–	–	5	5

Total Comprehensive Income							248

Dividends	–	–	–	(275)	–	–	(275)
Shares Issued under Stock Incentive Plans	0.1	–	1	–	–	–	1
Share-based Compensation	–	–	7	–	–	–	7
Common Stock Repurchased	(3.3)	–	–	–	(87)	–	(87)

December 31, 2009	162.8	$2	$2,233	$110	$(860)	$(19)	$1,466

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2009 FORM 10-K | 51

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Statements of Cash Flows

(in millions)

Year Ended	December 31, 2009	December 31, 2008	December 31, 2007
Cash Flows From Operating Activities
Net Income	$236	$233	$282
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009 and 2008 and $4 Loss Related to Forest Fires in 2007)	109	135	134
Basis of Real Estate Sold	155	149	108
Equity Earnings from Timberland Venture	(55)	(15)	–
Distributions from Timberland Venture	53	–	–
Expenditures for Real Estate Development	(1)	(7)	(19)
Deferred Income Taxes	(14)	(10)	(9)
Gain on Sales of Properties and Other Assets	–	(3)	(2)
(Gain) Loss on Extinguishment of Debt	2	(11)	–
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(6)	18	–
Pension Plan Contributions	(10)	(30)	–
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	48	(48)	–
Income Tax Receivable	8	(19)	–
Other Working Capital Changes	5	11	8
Other	10	17	15

Net Cash Provided By Operating Activities	540	420	517

Cash Flows From Investing Activities
Capital Expenditures (Excluding Timberland Acquisitions)	(61)	(70)	(93)
Timberlands Acquired	(1)	(119)	(174)
Investment in Timberland Venture	–	(9)	–
Purchases of Marketable Securities	(3)	(7)	–
Other	1	–	5

Net Cash Used In Investing Activities	(64)	(205)	(262)

Cash Flows From Financing Activities
Dividends	(275)	(286)	(294)
Borrowings on Line of Credit	1,073	1,506	2,795
Repayments on Line of Credit	(984)	(1,831)	(2,820)
Proceeds from Issuance of Long-Term Debt	–	250	350
Principal Payments and Retirement of Long-Term Debt	(273)	(258)	(125)
Note Payable to Timberland Venture	–	783	–
Proceeds from Stock Option Exercises	–	14	8
Acquisitions of Treasury Stock	(87)	(264)	(202)

Net Cash Used In Financing Activities	(546)	(86)	(288)

Increase (Decrease) In Cash and Cash Equivalents	(70)	129	(33)
Cash and Cash Equivalents:
Beginning of Year	369	240	273

End of Year	$299	$369	$240

Supplemental Cash Flow Information
Cash Paid (Received) During the Year for:

Interest—Debt Obligations to Unrelated Parties	$93	$143	$150
Interest—Note Payable to Timberland Venture	58	7	–

Interest—Net	$151	$150	$150

Income Taxes—Net	$(18)	$1	$5

Non-Cash Investing Activity:
Contribution of Timber and Timberlands to Timberland Venture	$–	$174	$–

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

52 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek,” “the company,” “we,” “us,” or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. Plum Creek Timber Company, Inc. is also the parent company of its wholly-owned subsidiary Plum Creek Timberlands, L.P. (“the Partnership”), a Delaware Limited Partnership. At December 31, 2009, the company owned and managed approximately 7 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which have been curtailed). Included in the 7 million acres are about 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. Revenues from the company’s largest customer accounted for 7%, 8% and 9% of total revenues in 2009, 2008 and 2007, respectively. If adverse market conditions for wood products were to continue or worsen, the loss of this customer could have a significant effect on the company’s results of operations.

Product Concentrations. Sales of the company’s timber and wood products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Sales of the company’s timberlands are dependent upon the general economic conditions in the United States, interest rates and the availability of buyer financing from financial institutions, not-for-profit organizations and government sources. As a result of these product concentrations, continued or worsening conditions in these markets could have a significant impact on the company’s results of operations.

Revenue Recognition. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut or timber deed sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract (usually 12 to 18 months). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed. Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products (primarily wood chips), and amounts billed for shipping and handling, are recognized at the time of delivery.

Revenue from the sale of real estate is recognized when the sale has been consummated, the buyer’s initial and ongoing payments are adequate, the risks and rewards of owning the property have transferred to the buyer, and we have no continuing involvement with the property. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented 3% of our revenue from real estate sales in 2009 and less than 2% of our real estate sales in both 2008 and 2007. Under these circumstances, we use the full accrual

PLUM CREEK 2009 FORM 10-K | 53

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances.

We occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The company treats each closing under a multi-period arrangement as a separate sale. Revenue in connection with a multi-period contract is generally recognized at closing equal to the lesser of the non-refundable consideration received or an allocation of total consideration based on fair value. Furthermore, we may occasionally pursue a non-cash exchange of timberlands. Revenue is recognized in connection with non-cash exchanges of timberlands when the exchanges are considered to have commercial substance. We will recognize revenue to the extent of the fair value of the timberlands received. Revenues from non-cash exchanges of timberlands represented 5% of our revenue in 2009 and less than 1% of our revenue in both 2008 and 2007. See Note 4 of the Notes to Consolidated Financial Statements. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

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

Revenue from real estate development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. On occasion, revenue from development projects will be recognized under the percentage of completion method when properties are sold prior to their completion. Less than 1% of our development projects sales in 2009 and less than 5% of our sales in 2008 and 2007 were sold prior to completion of the project.

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds. Additionally, the company considers certain proceeds held in escrow associated with like-kind exchanges as cash equivalents. See “Like-Kind Exchanges”.

Accounts Receivable. Accounts receivable at both December 31, 2009 and 2008 is presented net of an allowance for doubtful accounts of $0.7 million. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. Plum Creek may enter into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The company uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the company. Escrow funds held in connection with reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand from the escrow account and are not subject to risk of loss. At December 31, 2009, there were no reverse like-kind exchange funds included in cash and cash equivalents or forward like-kind exchange funds held in escrow. At December 31, 2008, there were $21 million of cash from reverse like-kind exchange transactions included in Cash and Cash Equivalents, and $48 million of cash from forward like-kind exchange transactions included as a current asset under the description Like-Kind Exchange Funds Held in Escrow.

Inventories. Logs, work-in-process and finished goods are stated at the lower of cost or market using the average cost method. A separate lower of cost or market analysis is prepared for each product line (i.e. lumber, plywood and MDF).

54 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Net realizable value is determined based on actual selling prices at the end of the accounting period. Losses on firm purchase commitments for logs are recorded when the related manufactured finished products are expected to be sold at a loss based on current product prices. See Note 3 of the Notes to Consolidated Financial Statements. Supplies inventories are stated at cost. Costs for manufactured inventories include raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories include timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead.

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

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the company’s 7 million acres of timberlands are approximately 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.35 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 150,000 acres that are identified as having development potential. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

Costs associated with a specific real estate project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal expenditures directly associated with the specific real estate project are capitalized. The company will capitalize improvements and other development costs, including interest costs and property taxes, during the development period (capitalized interest and property taxes were $1 million in 2009 and 2008 and less than $1 million in 2007). General real estate development costs not related to a specific project and costs incurred before management has concluded that it is probable that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, the company determines the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Properties developed by the company will generally be low-intensity development limited to activities associated with obtaining entitlements and occasionally investing in infrastructure, such as roads and utilities. Capitalized costs (including the book basis in the related timber and timberlands) associated with these developments were $16 million at December 31, 2009. The properties that are expected to be sold within the next year ($1 million) are presented in the Consolidated Balance Sheet at December 31, 2009, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($15 million) is included in Other Assets. Total capitalized real estate development costs (including the book basis in the related timber and timberlands) at December 31, 2008 were $22 million, including $18 million included within Other Assets.

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands are included in Timber and Timberlands as they are still managed for timber operations. At December 31, 2009, approximately $16 million of costs have been

PLUM CREEK 2009 FORM 10-K | 55

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

capitalized for a single project that has been approved by a state commission but is being appealed in court by groups opposed to the project. While not expected, if the approval is reversed, some or all of these capitalized costs could be written off in the next twelve months.

The book basis of higher and better use timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $115 million at December 31, 2009 and $137 million at December 31, 2008. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

Accounting for Equity Method Investments. In 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The company accounts for its interest in the Timberland Venture under the equity method of accounting. The investment is reported on the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Equity earnings are reported on the Consolidated Income Statement and Consolidated Statement of Cash Flows as Equity Earnings from Timberland Venture. Distributions are reported on the Consolidated Statement of Cash Flows as Distributions from Timberland Venture. See Note 16 of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced units are retired. Replacement of minor components of property and repair and maintenance costs are charged to expense as incurred.

The company evaluates its long-lived assets for potential impairment whenever circumstances indicate the book basis of an asset group may not be recoverable. The company considers each of its manufacturing facilities to be a separate asset group based on identifiable cash flows. See Note 5 of the Notes to Consolidated Financial Statements.

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. Depreciation expense, excluding impairment charges, was $20 million, $31 million, and $36 million for the years ended December 31, 2009, 2008 and 2007, respectively. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

Grantor Trusts. The company has a grantor trust that was established for deferred compensation and deferred Plum Creek shares. See Note 10 of the Notes to Consolidated Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the Consolidated Statements of Income.

Plum Creek maintains another grantor trust, which the company uses to fund its non-qualified pension plan obligation. See Note 12 of the Notes to Consolidated Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the company’s Consolidated Balance Sheets. Realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss, unless an other than temporary impairment has occurred, in which case an impairment loss is recognized in the Consolidated Statements of Income.

Shipping and Handling Costs. Costs incurred for shipping timber and manufactured products are included in Cost of Goods Sold.

Accounting for Share-Based Compensation. All share-based payments to employees are recognized in the income statement based on their fair values. The company uses the Black-Scholes-Merton option pricing model to value stock options and uses the grant date fair values, generally the closing market price for its common stock, to value other

56 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

common stock awards of restricted stock and restricted stock units. The company also grants share-based awards that are classified and accounted for as liabilities. These awards are valued using a Monte Carlo simulation.

Other Operating Income. Periodically the company will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2009 presentation. The reclassifications had no impact on operating income or net income.

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

The company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, February 25, 2010, which is the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

PLUM CREEK 2009 FORM 10-K | 57

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 2. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2009	2008	2007
Income from Continuing Operations	$236	$233	$280
Gain on Sale of Properties, net of tax	–	–	2

Net Income Available to Common Stockholders	$236	$233	$282

Denominator for Basic Earnings per Share	163.3	170.3	174.5
Effect of Dilutive Securities—Stock Options	0.1	0.3	0.4
Effect of Dilutive Securities—Restricted Stock, Restricted Stock Units, Dividend Equivalents, and Value Management Plan	–	0.1	0.1

Denominator for Diluted Earnings per Share—Adjusted for Dilutive Securities	163.4	170.7	175.0

Per Share Amounts—Basic:
Income from Continuing Operations	$1.45	$1.37	$1.60

Gain on Sale of Properties, net of tax	$–	$–	$0.01

Net Income	$1.45	$1.37	$1.61

Per Share Amounts—Diluted:
Income from Continuing Operations	$1.44	$1.37	$1.60

Gain on Sale of Properties, net of tax	$–	$–	$0.01

Net Income	$1.44	$1.37	$1.61

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the years ended December 31 (shares in millions):

	2009	2008	2007
Number of Options	2.2	0.9	0.5
Range of Exercise Prices	$30.70 to $43.23	$35.54 to $43.23	$35.54 to $43.23
Expiration on or before	February 2019	May 2018	July 2017

NOTE 3. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Raw Materials (primarily logs)	$9	$23
Work-In-Process	1	3
Finished Goods	23	36

	33	62
Supplies	13	12

Total	$46	$74

58 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The above amounts reflect write-downs of inventories to net realizable value of $7 million at December 31, 2008. The company also recorded a loss of $9 million at December 31, 2008, related to commitments to purchase logs from unrelated third parties for our manufacturing facilities. The combined loss of $16 million during 2008 was included in Cost of Goods Sold for Manufacturing in the Consolidated Statements of Income.

NOTE 4. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Timber and Logging Roads, net	$2,307	$2,443
Timberlands	1,180	1,195

Timber and Timberlands, net	$3,487	$3,638

During 2009, the company completed a non-cash exchange of real estate in which the Real Estate Segment recognized revenue of $25 million which represents the fair value of the lands received. No operating income was recognized in the transaction as the book value of the timberlands disposed approximated the exchange value of $25 million. Timberland dispositions during 2009, excluding the non-cash exchange, were approximately 297,000 acres, of which 248,000 acres were located in the Northern Resources Segment and 49,000 acres were located in the Southern Resources Segment.

Included in the 248,000 acres of Northern Resources timberland dispositions are approximately 112,000 acres sold in Montana for proceeds of $250 million and operating income of $162 million from the second phase of a multi-period contract. During 2008, the company negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. For the year ended December 31, 2008, the Real Estate Segment includes revenue of $150 million and operating income of $74 million related to the closing of the first phase. The third and final phase is expected to close in 2010. In connection with this transaction, we also entered into a fiber supply agreement for these timberlands (for up to 15 years) at market-based prices to supply our manufacturing facilities.

During 2008, Plum Creek acquired approximately 147,000 acres of timberlands primarily located in Georgia, Vermont and Oregon for $119 million. These purchases were financed primarily by using the funds from tax-deferred exchanges and our line of credit, and have been accounted for as asset acquisitions. Timberland dispositions during 2008 were approximately 314,000 acres, of which 223,000 acres were located in the Northern Resources Segment and 91,000 acres were located in the Southern Resources Segment. Included in the 223,000 acres of Northern Resources timberland dispositions is approximately 130,000 acres sold in Montana during 2008 for proceeds of $150 million which is part of the 310,000 acre multi-period contract. Additionally during 2008, approximately 454,000 acres located in the Southern Resources Segment were contributed to a timberland venture in exchange for an equity interest. See Note 16 of the Notes to Consolidated Financial Statements.

The company’s Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2009, the book basis of real estate held for sale was $115 million and was $137 million as of December 31, 2008. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income. Impairment losses recorded for the potential sale of non-strategic timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2009	2008	2007
Impairment Losses	$3	$1	$1
Book Basis of Property	$33	$3	$8

PLUM CREEK 2009 FORM 10-K | 59

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The fair value of the impaired assets was primarily determined based on external appraisals which were derived from a combination of comparable sales and discounted future cash flows. See Note 10 of the Notes to Consolidated Financial Statements.

During the third quarter of 2007, the company’s Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires on approximately 41,000 acres in Montana.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Land, Buildings and Improvements	$86	$92
Machinery and Equipment	308	310

	394	402
Accumulated Depreciation	(238)	(225)

Property, Plant and Equipment, net	$156	$177

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

Plum Creek operates as a REIT through various wholly-owned subsidiaries and a joint venture partnership. The activities of the operating partnerships and joint venture partnership consist primarily of sales of standing timber under pay-as-cut sales contracts. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $2.0 billion at December 31, 2009.

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

As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek has generally been subject to corporate-level tax (built-in gains tax) when the company makes a taxable disposition of certain property acquired in the merger. The built-in gains tax applies to gains recognized within the ten-year period following the merger date from such asset sales to the extent that the fair value of

60 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

the property exceeds its tax basis at the merger date. Built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. The built-in gains tax does not apply to income generated from the sale of timber.

Following the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. Prior to January 1, 2009, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax. In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands were reduced by an additional $3 million, resulting in the recognition of a $3 million deferred income tax benefit in 2009. Furthermore, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the company reversed $5 million of current tax expense related to the built-in gains that had been accrued in 2008.

The company recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2009, 2008 and 2007, amounts for interest and penalties were insignificant. At December 31, 2009, and December 31, 2008, the company had no accrued interest or penalties related to income taxes. The benefit for income taxes consists of the following for the years ended December 31 (in millions):

	2009	2008	2007
Current Income Taxes A:
Federal	$(14)	$(15)	$6
State	(2)	(3)	1
Deferred Income Taxes:
Federal	–	(8)	(9)
State	–	(1)	(1)
Benefit of Operating Loss Carryforward	(12)	–	–
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	(3)	–	–

Benefit for Income Taxes on Income from Continuing Operations	$(31)	$(27)	$(3)

A	Included in the current tax provision for 2009 is a $12 million tax benefit associated with the carryback of net operating losses to 2004 and 2005 as a result of the Worker, Homeownership and Business Assistance Act of 2009.

PLUM CREEK 2009 FORM 10-K | 61

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The federal statutory income tax rate was 35%. The income generated by the activities of the REIT is generally not subject to federal and state income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain contributed properties that were sold, in which the tax basis exceeded the book basis. The benefit for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2009	2008	2007
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$72	$72	$97
REIT Income not Subject to Federal Tax	(86)	(97)	(93)
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	(3)	–	–
State Income Tax Expense (Benefit), net of Federal Benefit	(2)	(4)	–
Built-In Gains Tax	–	5
Reversal of Accrued Built-In Gains	(5)
Tax Audit Settlements	–	(2)	–
Permanent Book-Tax Differences	(7)	(1)	(7)

Benefit for Income Taxes on Income from Continuing Operations	$(31)	$(27)	$(3)

Total income tax benefit was allocated as follows for the years ended December 31 (in millions):

	2009	2008	2007
Income from Continuing Operations	$(31)	$(27)	$(3)
Gain on Sale of Properites	–	–	–
Other Comprehensive Income	3	(10)	4
Additional Paid-In Capital (Share-Based Compensation)	–	(2)	(1)

Total Income Tax Expense (Benefit)	$(28)	$(39)	$–

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries and for the assets of the REIT’s operating partnerships that are subject to built-in gains. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2009	2008
Deferred Income Tax Assets:
Federal and State Net Operating Loss Carryforwards	$12	$–
Accrued Compensation	10	10
Accrued Pension Benefits	8	11
Timber and Timberlands	8	4
Accrued Worker’s Compensation Benefits	5	5
Inventory Reserves and Write-downs	3	6
Other Accruals and Reserves	3	4

	49	40

Deferred Income Tax Liabilities:
Machinery and Equipment	(29)	(33)

	(29)	(33)

Deferred Income Tax Asset, net	$20	$7

62 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The federal and state net operating loss carryforwards will begin to expire in 2028. The company has not recorded a valuation allowance for its gross deferred tax asset of $59 million and $56 million as of December 31, 2009 and December 31, 2008, respectively. The company believes due to either the reversal of various timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize its deferred tax assets.

The net deferred income tax asset (liability) is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2009	2008
Current Deferred Income Tax Asset	$6	$11
Non Current Deferred Income Tax Asset (Liability)	14	(4)

Deferred Income Tax Asset, net	$20	$7

As of December 31, 2009 and December 31, 2008, we did not have any liabilities for unrecognized tax benefits. We believe the statute of limitations has expired for all tax years prior to 2006. We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of expected expiration of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

NOTE 7. REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2009, 2008 and 2007, Plum Creek elected to designate all distributions as long-term capital gain dividends. As of and for the years ended December 31, 2009, 2008, and 2007, Plum Creek has distributed all of its taxable income.

The table below summarizes the historical tax character of distributions to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2009	2008	2007
Capital Gain Dividend	$1.68	$1.68	$1.68
Non-Taxable Return of Capital	–	–	–

Total Distributions	$1.68	$1.68	$1.68

PLUM CREEK 2009 FORM 10-K | 63

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 8. BORROWINGS

All of our borrowings, except the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership (“the Partnership”). Outstanding borrowings consist of the following (in millions):

	December 31, 2009	December 31, 2008
Senior Notes due 2011, 7.83%	$49	$98
Term Credit Agreement due 2012, 0.73% at 12/31/09, based on LIBOR plus 0.45%.	350	350
Term Credit Agreement due 2012, 1.28% at 12/31/09, based on LIBOR plus 1.00%.	250	250
Senior Notes due 2013, mature serially 2010 to 2013, 5.48% to 6.18%	227	227
Senior Notes due 2013, mature serially 2011 to 2013, 7.66% to 7.76%, less unamortized discount of $1.6 at 12/31/09, effective rates of 7.93% to 8.05%	286	359
Senior Notes due 2015, 5.875% less unamortized discount of $4.9 at 12/31/09, effective rate of 6.10%	453	458
Senior Notes due 2016, mature serially 2010 to 2016, 7.97% to 8.05%	65	99
Line of Credit maturing 2011, 0.63% at 12/31/09, based on LIBOR plus 0.425%.	320	231
Note Payable to Timberland Venture due 2018, 7.375%	783	783
Senior Notes due 2009, 8.73% plus unamortized premium of $1.0 at 12/31/08, effective rate of 7.10%	–	110

Total Long-Term Debt	2,783	2,965
Less: Current Portion	(55)	(158)

Long-Term Portion	$2,728	$2,807

Line of Credit. The company has a $750 million revolving line of credit agreement that matures in June 2011. As of December 31, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.63%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2009, we had $320 million of borrowings and $11 million of standby letters of credit outstanding; $419 million remained available for borrowing under our line of credit. As of January 4, 2010, $295 million of the borrowings under our line of credit was repaid.

Term Credit Agreements. The company has two term credit agreements under which there is $250 million and $350 million outstanding. These borrowings mature in 2012 and are subject to covenants that are substantially the same as those of the revolving line of credit. The agreements allow for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

As of December 31, 2009, the interest rate for the $250 million term credit agreement was 1.28%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. As of December 31, 2009, the interest rate for the $350 million term credit agreement was 0.73%. The interest rate on this term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings.

Senior Notes. The Company has outstanding Senior Notes with various maturities and fixed interest rates. Approximately half of the Senior Notes are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of December 31, 2009, the Company has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (“Public Debt”). The Public Debt, which was issued by the Partnership, matures in 2015 and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

64 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The Senior Notes are unsecured. The Senior Notes due 2011 are not redeemable prior to maturity. The remaining Senior Notes are redeemable prior to maturity. The Senior Notes are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $137 million at December 31, 2009 and $235 million at December 31, 2008.

The Public Debt due in 2015 is structurally subordinated to all debt and liabilities of the Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2009, the total amount of debt and liabilities of the Partnership’s subsidiaries was $627 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets of the Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt due in 2015 only after the indebtedness of the Partnership’s subsidiaries has been repaid in full.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Senior Notes
Public Debt	$453	$458
Private Debt	627	893

Total Senior Notes	$1,080	$1,351

Plum Creek Timber Company, Inc. and the Partnership have filed a shelf registration statement with the Securities and Exchange Commission which expires on April 24, 2012. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and the Partnership may from time to time, offer and sell debt securities. The company intends to maintain a shelf registration statement with respect to such securities.

Note Payable to Timberland Venture. In 2008, the company borrowed $783 million from a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2009. See Notes 9 and 16 of the Notes to Consolidated Financial Statements.

Debt Principal Payments. During 2009, the company made debt principal payments on the Senior Notes totaling $272 million. In addition to scheduled debt payments of $158 million, the company prepaid approximately $109 million of principal for the Private Debt and $5 million of principal for the Public Debt. These prepayments resulted in a $2 million loss, net of the associated unamortized discount and debt issuance costs. The $2 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

During 2008, the company made debt principal payments on the Senior Notes totaling $255 million. In addition to scheduled debt payments of $147 million, the company prepaid, without prepayment premiums, approximately $58 million of principal for the Private Debt. Also during 2008, the company paid approximately $50 million to retire $62 million of principal for the Public Debt. As a result, the company recognized a gain in 2008 of $11 million, net of the associated unamortized discount and debt issuance costs. The $11 million gain is classified as Gain on Extinguishment of Debt in the Consolidated Statements of Income.

PLUM CREEK 2009 FORM 10-K | 65

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Debt Maturities. The aggregate maturities on all debt agreements and the line of credit are as follows as of December 31, 2009 (in millions):

Maturity	Debt Agreements	Line of Credit	Note Payable to Timberland Venture	Total
2010	$55	$–	$–	$55
2011	307	320	–	627
2012	603	–	–	603
2013	249	–	–	249
2014	3	–	–	3
Thereafter	463	–	783	1,246

Total	$1,680	$320	$783	$2,783

Debt Covenants. The company’s Term Credit Agreements, Senior Notes and Line of Credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments (see Note 9 of the Notes to Consolidated Financial Statements) based on a computation of available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of December 31, 2009.

NOTE 9. RESTRICTED NET ASSETS

Plum Creek Timber Company, Inc. is the direct parent company of Plum Creek Timberlands, LP (“Partnership”) and Plum Creek Ventures I, LLC (“PC Ventures”), and the indirect parent of all the subsidiaries of the consolidated group. Plum Creek Timber Company, Inc. has no assets or liabilities other than its ownership interest in the Partnership and PC Ventures. During 2008, PC Ventures borrowed $783 million from an entity in which the Partnership has an equity interest. See Notes 8, 16 and 17 of the Notes to Consolidated Financial Statements. Interest payments for this borrowing are funded by distributions to PC Ventures directly from the Partnership. PC Ventures has no other activities.

The Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. under the terms of the term credit agreements, senior notes and line of credit (see Note 8 of the Notes to Consolidated Financial Statements). Subject to certain restrictions, the Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, at December 31, 2009, all of the Partnership’s Cash and Cash Equivalents ($299 million) are available to make restricted payments. At December 31, 2009, the Partnership and its consolidated subsidiaries had net assets of $1,466 million of which $1,167 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc.

Presented below is the condensed unconsolidated financial information for Plum Creek Timber Company, Inc. as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009. The ownership of the Partnership and PC Ventures is presented using the equity method of accounting. As of December 31, 2009 and 2008, the undistributed earnings included in retained earnings from an entity accounted for by the equity method were $17 million and $15 million, respectively.

66 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Balance Sheet Data

(In Millions)	December 31, 2009	December 31, 2008
Assets
Investment in Consolidated Subsidiaries	$1,466	$1,572

Total Assets	$1,466	$1,572

Liabilities
Total Liabilities	$–	$–

Commitments and Contingencies

Stockholders’ Equity
Common Stock	2	2
Additional Paid-In Capital	2,233	2,225
Retained Earnings and Other Equity	110	149
Treasury Stock, at cost	(860)	(773)
Accumulated Other Comprehensive Income (Loss)	(19)	(31)

Total Stockholders’ Equity	1,466	1,572

Total Liabilities and Equity	$1,466	$1,572

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statements of Income Data

	Year Ended
(In Millions)	December 31, 2009	December 31, 2008	December 31, 2007
Equity Earnings from Consolidated Subsidiaries	$236	$233	$282

Net Income	$236	$233	$282

PLUM CREEK 2009 FORM 10-K | 67

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statements of Cash Flows Data

	Year Ended
(In Millions)	December 31, 2009	December 31, 2008	December 31, 2007
Cash Flows from Operating Activities:
Net Income	$236	$233	$282
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity Earnings from Consolidated Subsidiaries	(236)	(233)	(282)

Net Cash Provided By (Used In) Operating Activities	–	–	–

Net Cash Provided By (Used In) Investing Activities	–	–	–

Cash Flows From Financing Activities:
Cash Dividends	(275)	(286)	(294)
Cash Distribution from Plum Creek Timberlands, L.P.	362	536	488
Proceeds from Stock Option Exercises	–	14	8
Acquisition of Treasury Stock	(87)	(264)	(202)

Net Cash Provided By (Used In) Financing Activities	–	–	–

Increase In Cash and Cash Equivalents	–	–	–
Cash and Cash Equivalents:
Beginning of Year	–	–	–

End of Year	$–	$–	$–

68 | PLUM CREEK 2009 FORM 10-K

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

	Balance at December 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents A	$298	$298
Available-for-Sale Securities B	28	28
Trading Securities B	5	5

Total	$331	$331

	Balance at December 31, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents A	$346	$346
Available-for-Sale Securities B	20	20
Trading Securities B	5	5

Total	$371	$371

A	Consists of several money market funds and is included in the $299 million and $369 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

B

Consist of several mutual funds which are invested in domestic (U.S.) and international equity and debt securities and are included in Investment in Grantor Trusts in the Consolidated Balance Sheets at both December 31, 2009 and 2008.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $28 million and $20 million at December 31, 2009 and 2008, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $5 million at December 31, 2009 and unrealized holding losses were less than $1 million at December 31, 2008. The company records changes in unrealized holding gains and losses in Other Comprehensive Income. See Note 11 of the Notes to Consolidated Financial Statements. The change in unrealized holding gains and losses was approximately $5 million for the year ended December 31, 2009. Realized gains were less than $1 million in 2009 and $1 million in both 2008 and 2007. See Note 12 of the Notes to Consolidated Financial Statements for discussion of the company’s Pension Plans.

Due to the significant declines in the U.S. equity markets during the second half of 2008, the company recognized an other than temporary impairment of $2 million on these investments at December 31, 2008. The impairment is reported in Other Operating Income (Expense), net in the Consolidated Statements of Income.

Trading Securities. Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. The fair value of

PLUM CREEK 2009 FORM 10-K | 69

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

these investments was $5 million at December 31, 2009 and December 31, 2008. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company’s Consolidated Statements of Income. The change in unrealized losses was approximately $2 million (unrealized gains) for 2009. Realized losses were $1 million for 2009 and less than $1 million for 2008 and 2007. Deferred compensation obligations are included in Other Liabilities and were $5 million at December 31, 2009 and December 31, 2008.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.82 billion and $2.69 billion at December 31, 2009 and 2008, respectively, and the carrying amount was $2.78 billion and $2.97 billion at December 31, 2009 and 2008, respectively. The fair value of the company’s Public Debt is estimated using market quotes. The fair value of the company’s Private Debt is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt. See Note 8 of the Notes to Consolidated Financial Statements for discussion of the company’s Borrowings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. The company’s fair value measurements of its assets and liabilities, measured on a nonrecurring basis, are categorized as Level 3 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 3 valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Summarized below are the Level 3 assets and liabilities reported in the company’s financial statements at fair value, measured on a nonrecurring basis, during the year ended December 31 (in millions):

	Year Ended December 31, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used A	$–	$–	$(10)
Timberlands Held for Sale B	$33	$33	$(3)
Liabilities for Road Maintenance C	$7	$7	–

Total			$(13)

A	During the first quarter of 2009, in accordance with the accounting for impairments of long-lived assets classified as held and used, certain lumber assets with a carrying value of $10 million were written down to their fair value of $0, resulting in an impairment charge of $10 million, which was included in earnings for the year ended December 31, 2009. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

B	During the first quarter of 2009, in accordance with the accounting for impairments of long-lived assets classified as held for sale, timberlands held for sale with a carrying amount of $26 million were written down to their fair value (net of estimated selling costs) of $25 million, resulting in a loss of $1 million, which was included in earnings for the year ended December 31, 2009. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections. These timberlands were sold during the third quarter of 2009.

Also during 2009, certain other timberlands held for sale with a carrying value of $10 million were written down to their fair value (net of estimated selling costs) of $8 million, resulting in a loss of $2 million, which was included in earnings for the year ended December 31, 2009. One property’s fair value was determined to be approximately $2 million. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections. The other properties have a fair value of

70 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

approximately $6 million. The fair value was based on market analyses prepared by local real estate brokers and used comparable sales as the basis for their valuations.

C	The company has agreements with the federal government under which it is obligated to pay maintenance or replacement costs for certain roads. The company also has obligations under state law to maintain or upgrade certain roads. At March 31, 2009, the company concluded that most of these liabilities could be reasonably estimated. As a result, in accordance with the accounting for asset retirement obligations, the company recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

NOTE 11. STOCKHOLDERS’ EQUITY

At December 31, 2009, Plum Creek had the following authorized capital of which 162.8 million shares of common stock were issued and outstanding:

•	300,634,566 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

The Board of Directors, from time to time, has authorized a share repurchase program. The table below summarizes the share repurchases pursuant to this program for the years ended December 31:

	2009	2008	2007
Shares of Common Stock (in millions)	3.3	6.8	5.1
Total Cost of Shares (in millions)	$87	$263	$202
Average Cost per Share	$26.57	$38.51	$39.40

At December 31, 2009, $50 million is available for share repurchases under the current Board of Directors authorization.

PLUM CREEK 2009 FORM 10-K | 71

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2007
Net Income			$282
Unrealized Holding Gains	$1	$–	1
Less: Reclassification to Net Income	(1)	–	(1)
Defined Benefit Plans:
Actuarial Gain	14	4	10
Less: Reclassification to Net Income	1	–	1
Prior Service Cost	1	–	1

Total Comprehensive Income			$294

December 31, 2008
Net Income			$233
Unrealized Holding Losses	$(6)	$–	(6)
Less: Reclassification to Net Income for Impairment Loss and Realized Losses on Available-for-Sale Securities	2	–	2
Defined Benefit Plans:
Actuarial Loss	(39)	(10)	(29)
Less: Reclassification to Net Income	–	–	–

Total Comprehensive Income			$200

December 31, 2009
Net Income			$236
Unrealized Holding Gains	$5	$–	5
Defined Benefit Plans:
Actuarial Gain	3	1	2
Less: Reclassification to Net Income	7	2	5

Total Comprehensive Income			$248

The actuarial gain of $3 million for the year ended December 31, 2009, is due to the re-measurement of our benefit obligation and plan assets for our defined benefit pension as of December 31, 2009. See Note 12 of the Notes to Consolidated Financial Statements. The reclassification of the net actuarial loss included in accumulated other comprehensive income of $7 million for the year ended December 31, 2009 primarily represents amortization of the portion of the net actuarial loss recognized in Net Income as a result of lump-sum pension settlements.

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2009	2008
Net Unrealized Holding Gains	$5	$–
Defined Benefit Plans:
Net Loss	(24)	(31)

	$(19)	$(31)

72 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 12. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan—General. The company provides defined benefit pension plans that cover substantially all employees of the company. Most of the company’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after three years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

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

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2009	2008
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$128	$110
Service Cost	7	6
Interest Cost	8	7
Settlements and Curtailments	(17)	–
Actuarial Loss	8	12
Benefits Paid	(4)	(7)

Benefit Obligation at End of Period	$130	$128

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$86	$85
Actual Return on Plan Assets	20	(22)
Employer Contributions	11	30
Lump-Sum Settlements	(17)	–
Benefits Paid	(4)	(7)

Fair Value of Plan Assets at End of Period	96	86

Funded Status—December 31	$(34)	$(42)

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The non-qualified plan assets held in the grantor trust were $28 million and $20 million at December 31, 2009 and December 31, 2008, respectively.

The unfunded status of our plans of $34 million at December 31, 2009, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $31 million. The unfunded status of our plans of $42 million at December 31, 2008, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $39 million. The actuarial loss reflected in the change in the benefit obligation for 2009 is due primarily to a change in interest rate assumption for pension obligations expected to be settled with

PLUM CREEK 2009 FORM 10-K | 73

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

annuity distributions. The actuarial loss for 2008 is due primarily to a change in interest rate assumption for pension obligations expected to be settled with lump-sum distributions. The accumulated benefit obligation for both the qualified and non-qualified plans was $121 million and $117 million at December 31, 2009 and December 31, 2008, respectively. Including non-qualified plan assets held in a grantor trust, total assets related to pension plans were $124 million and $106 million at December 31, 2009 and December 31, 2008, respectively. At December 31, 2009 and 2008, the accumulated benefit obligation for the non-qualified plans was $25 million and $22 million, respectively.

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2009, the company contributed $10 million to the qualified pension plan and contributed $3 million to its grantor trust associated with the non-qualified plans. During 2008, the company contributed $30 million to the qualified pension plan and contributed $7 million to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the company expects 2010 contributions to the qualified pension plan to range between $3 and $8 million. During 2010, the company expects to contribute between $0 and $3 million to its grantor trust associated with the non-qualified plans.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2009	2008	2007
Service Cost	$7	$6	$6
Interest Cost	8	7	7
Expected Return on Plan Assets	(8)	(6)	(6)
Recognized Actuarial Loss	2	–	1
Settlement Loss	5	–	–

Total Pension Cost	$14	$7	$8

During 2009, the company permanently closed two lumber mills, indefinitely curtailed a third lumber mill and had additional employee terminations. The majority of the employees terminated elected to receive a lump-sum distribution from the pension plan. In accordance with the accounting for settlements, curtailments and certain termination benefits, we recorded a $5 million settlement loss as a result of the 2009 lump-sum distributions for the year ended December 31, 2009. The settlement loss represents a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income. It is the company’s accounting policy to recognize a settlement gain or loss when total settlements for the year exceed the sum of the current period interest and service costs.

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2009	2008	2007
Net Actuarial Loss (Gain)	$(3)	$39	$(14)
Prior Service Cost (Credit)	–	–	(1)
Amortization of Net Actuarial Loss	(2)	–	(1)
Effect of Settlements and Curtailments	(5)	–	–

Total (Gain) Loss Recognized in Other Comprehensive Income	$(10)	$39	$(16)

Combined Pension Cost Recognized in Comprehensive Income	$4	$46	$(8)

74 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2009	2008
Net Loss (Gain)	$32	$43
Prior Service Cost (Credit)	$–	$(1)
Deferred Tax Benefit	$(8)	$(11)

During 2010 we expect $2 million of the $32 million net actuarial loss to be included as a component of our total pension cost.

The qualified pension plan allows terminated employees to elect to receive pension benefits either as a lump-sum distribution or as annuity payments. The non-qualified plans only provide for lump-sum distributions. Management estimates that approximately half of the qualified plan participants will elect a lump-sum payment upon termination. Therefore, approximately 50% of the benefit obligation for the qualified plan is discounted based on high quality corporate bond yields while approximately 50% of the qualified plan and 100% of the non-qualified plans are discounted based on yields on 30-year U.S. Treasury bonds. Weighted-average assumptions used to determine benefit obligation are as follows:

	December 31, 2009	December 31, 2008
Discount Rates
Annuity Distributions	5.90%	6.85%
Lump-Sum Distributions	4.31%	4.35%
Rate of Compensation Increase	3.45%	3.70%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2009	2008	2007
Discount Rate	6.85%	6.75%	5.90%
Expected Long-Term Return on Plan Assets	7.75%	7.75%	7.75%
Rate of Compensation Increase	3.70%	3.70%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2009 and 2008.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the company’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2009, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	36%
Small and Mid-Size Capitalization Domestic Equities	7%
International Equities	18%
Fixed Income	39%

The company currently uses seven fund managers to capture favorable returns in various asset classes and to diversify risk. Mutual funds invest in a diversified portfolio. Equity Securities and Collective Trust Funds are invested in a diversified portfolio whereby no more than 5% of an equity portfolio can be invested in a single company and fund managers are

PLUM CREEK 2009 FORM 10-K | 75

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

expected to be well diversified with respect to industry and economic sectors. Equity investments are limited to common stocks, common stock equivalents and preferred stock. Additionally, no more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks and other U.S financial institutions. Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the above target allocations.

Over a full market cycle, the investment goal for large capitalization domestic equities is to exceed the applicable benchmark (e.g., S&P 500 Index) by one-half of one percent per annum, and the investment goal for small and mid-size capitalization domestic equities and international equities is to exceed the applicable benchmark (e.g., Russell 2000 Growth Index) by one percent per annum. The investment goal for fixed income investments is to exceed the applicable benchmark (e.g., Barclays Capital Aggregate Bond Index) by one-quarter of one percent per annum. The investment goals are net of related fees.

Fair Value of Pension Plan Assets. The fair values of each major category of plan assets were as follows as of December 31, 2009:

	Fair Value Measurements at December 31, 2009 (in millions)
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$–	$–	$–	$–
Equity Securities:
Large Cap. Domestic	12	–	–	12
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	12	–	–	12
Small and Mid. Cap. Domestic Equity Securities	7	–	–	7
International Equity Securities	17	–	–	17
Fixed Income Securities	32	–	–	32
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	–	11	–	11
Fixed Income Securities	–	5	–	5

Total Investments Measured at Fair Value	$80	$16	$–	$96

76 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The fair values of each major category of plan assets were as follows as of December 31, 2008:

	Fair Value Measurements at December 31, 2008 (in millions)
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$–	$1	$–	$1
Equity Securities:
Large Cap. Domestic	10	–	–	10
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	9	–	–	9
Small and Mid. Cap. Domestic Equity Securities	13	–	–	13
International Equity Securities	17	–	–	17
Fixed Income Securities	28	–	–	28
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	–	8	–	8

Total Investments Measured at Fair Value	$77	$9	$–	$86

The valuation techniques and inputs used to measure fair value for each major category of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2009):

•	The fair value of equity securities (common stocks) and mutual funds is derived from quoted market prices in active markets at the measurement date.

•

The fair value of the underlying assets of the collective trust funds is determined using the net asset values. The net asset values are based on the fair value of the underlying assets of the funds, minus their liabilities, and then divided by the number of units outstanding at the valuation date. The funds are traded on private markets that are not active; however, the unit price is based primarily on observable market data of the fund’s underlying assets.

Projected Benefit Payments. The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments
2010	$10
2011	10
2012	17
2013	10
2014	11
2015 through 2019	58

Thrift and Profit Sharing Plan. The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

The employer match was 100% for 2009, 2008 and 2007. Amounts charged to expense relating to the company’s thrift and profit sharing plan were $4 million in 2009 and $6 million in 2008 and 2007. Expense amounts were lower in 2009 due to a smaller workforce.

PLUM CREEK 2009 FORM 10-K | 77

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 13. SHARE–BASED COMPENSATION PLANS

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, value management awards and dividend equivalents.

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of common stock reserved and eligible for issuance. At December 31, 2009, 5.0 million shares of the 12.4 million reserved shares have been used and, therefore, 7.4 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards and dividend equivalents. The number of shares to be issued in connection with value management awards and dividend equivalents is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2009:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2009	2,408,870	$35.89
Granted	559,650	33.75
Exercised/Surrendered	(14,056)	17.33
Cancelled/Forfeited	(93,549)	38.73

Outstanding, December 31, 2009	2,860,915	$35.47	6.3	$10

Vested or Expected to Vest, December 31, 2009	2,563,796	$35.27	6.2	$10

Exercisable, December 31, 2009	1,633,453	$33.61	4.9	$8

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2009	2008	2007
Proceeds from Stock Options Exercised	$–	$14	$8
Intrinsic Value of Stock Options Exercised	$–	$9	$6
Tax Benefit Related to Stock Options Exercised	$–	$1.9	$0.8

78 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2009	2008	2007
Expected Term (years)	6	6	6
Risk-Free Interest Rate	2.0%	3.0%	4.8%
Volatility	35.5%	23.2%	22.2%
Dividend Yield	5.0%	3.9%	4.2%
Weighted-Average Measurement Date Fair Value	$7.02	$6.92	$7.20

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests six months from the grant date. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2009, 2008 and 2007 were $31.32, $43.28 and $40.85, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the year ended December 31, 2009:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2009	2,750	$40.48
Granted	16,000	$31.32
Vested	(18,750)	$32.78
Forfeited	–	$–

Balance at December 31, 2009	–	$–

The total fair value of restricted stock awards that vested during the year ended December 31, 2009 was less than $1 million. The total fair value of restricted stock awards that vested during the years ended December 31, 2008 and 2007 was approximately $2 million.

Restricted Stock Units. Under the Plan, restricted stock units may be awarded to certain directors, officers and employees of the company. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on the company’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2009, 2008 and 2007 was $33.73, $43.10 and $40.37, respectively. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

PLUM CREEK 2009 FORM 10-K | 79

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Restricted stock unit activity was as follows for the year ended December 31, 2009:

	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2009	227,488	$40.70
Granted	92,870	$33.73
Vested	(69,759)	$39.61
Forfeited	(18,372)	$38.90

Balance at December 31, 2009	232,227	$38.38

The total fair value of restricted stock units that vested during the years ended December 31, 2009 and 2008 was approximately $2 million. The total fair value of restricted stock units that vested during the year ended December 31, 2007 was less than $1 million.

Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon the company’s performance over a three-year period measured separately against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period.

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

Value management awards activity was as follows for the year ended December 31, 2009:

Units
Balance at January 1, 2009	186,545
Grants	74,400
Payments	(52,780)
Forfeitures	(13,205)

Balance at December 31, 2009	194,960

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2009 (dollars in millions):

Performance Period	Outstanding Units	Fair Value A	Unrecognized Compensation Expense	Maximum Award Value B
2007 to 2009	55,470	$11.1	$–	$11.1
2008 to 2010	67,595	$5.5	$1.7	$13.5
2009 to 2011	71,895	$2.6	$1.5	$14.4

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is based on a unit value of $200.

80 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2007 to 2009	$200	$11.1	1st Quarter 2010
2006 to 2008	$200	$10.6	1st Quarter 2009
2005 to 2007	$170	$6.3	1st Quarter 2008
2004 to 2006	$74	$2.5	1st Quarter 2007

Dividend Equivalents. Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by the company multiplied by the number of unexercised stock options. No dividend equivalents have been awarded since 2005, and the final payment of dividend equivalents earned was made in January 2010.

For awards granted in 2005, each year during the five-year performance period, a participant may be eligible to earn a percentage of the company’s current year dividend plus a percentage of prior year unearned dividends to the extent that the company has achieved a minimum level of total shareholder return. The total shareholder return computation consists of the company’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon the company’s performance for that year measured against the performance of the peer group, consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period. Dividends are earned in whole or in part based on a sliding scale. If the company’s total shareholder return is below the 50th percentile of the peer group, the percentage amount is zero. If the company’s total shareholder return is at or above the 75th percentile, the full amount of the dividend is earned. If the company’s relative performance is between the 50 th and the 75th percentiles, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year. The minimum level of total shareholder return must be at least 5.5% on an annualized basis.

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

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2009 (dollars in millions):

Performance Period	Outstanding Units	Fair Value	Unrecognized Compensation Expense	Maximum Award Value A
2005 to 2009	338,187	$1.0	$–	$1.0

A	Maximum award value is calculated based on earned dividends to date plus potential future unearned dividends assuming a quarterly dividend rate of $0.42 per share.

Presented below is a summary of earned and paid (primarily in cash) dividend equivalent rights for the following five-year performance periods:

Performance Period	Total Payout (millions)	Payment Date
2005 to 2009	$1.0	1st Quarter 2010
2004 to 2008	$2.0	1st Quarter 2009
2003 to 2007	$3.0	1st Quarter 2008
2002 to 2006	$1.7	1st Quarter 2007

PLUM CREEK 2009 FORM 10-K | 81

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Measurement of Compensation Costs for Value Management Awards and Dividend Equivalents. Grants of both value management awards and dividend equivalents represent awards that are classified and accounted for as liabilities. As a result, the expense recognized over the performance period for both value management awards and dividend equivalents will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. The quarterly expense is recognized during the performance period based on the fair value of value management awards and dividend equivalents as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for value management awards and dividend equivalents are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

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

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was approximately $12 million, $18 million and $20 million for the years ended December 31, 2009, 2008, and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, the company recognized $2 million, $4 million and $5 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2009, there was $14 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

82 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 14. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Other Current Assets
Prepaid Expenses	$7	$10
Notes Receivable	6	–
Other	–	1

	$13	$11

Other Non-Current Assets
Real Estate Development Properties	$15	$18
Unamortized Debt Issue Costs	6	8
Deposits	6	6
Notes Receivable	8	6
Other	3	4

	$38	$42

Other Current Liabilities
Long-Term Incentive Compensation	$12	$13
Accrued Pension Liability	3	3
Workers’ Compensation	3	3
Other	3	2

	$21	$21

Other Non-Current Liabilities
Timber Obligations	$6	$7
Deferred Compensation	5	5
Long-Term Incentive Compensation	4	11
Accrued Pension Liability	31	39
Deferred Revenue from Long-Term Gas Leases	9	12
Workers’ Compensation	11	11
Other	5	5

	$71	$90

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

PLUM CREEK 2009 FORM 10-K | 83

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

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2010 through 2023, with various renewal options by either party for periods ranging from two years to fifteen additional years.

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. The company leases certain timberlands in which the company acquired title to the standing timber at the inception of the lease. Operating lease expense was $5 million in 2009 and $7 million in both 2008 and 2007. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2009 (in millions):

	Operating Leases	Timber Obligations
2010	$4	$1
2011	3	1
2012	3	–
2013	2	–
2014	2	–
Thereafter	3	4

Total	$17	$6

NOTE 16. TIMBERLAND VENTURE—EQUITY METHOD INVESTMENT

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

84 | PLUM CREEK 2009 FORM 10-K

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

No gain was recognized in connection with the contribution of the timberlands to the venture in 2008. The book basis in the contributed timberlands was $174 million, and the company capitalized costs of $9 million in connection with the transfer. The Timberland Venture recorded the contributed timberlands at fair value, or $783 million. The difference between the beginning book basis in the venture ($174 million) and the company’s share of the equity in the net assets of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). One-hundred percent of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consists of the following for the years ended December 31 (in millions):

	December 31, 2009	December 31, 2008
Preferred Interest	$48	$14
Common Interest	–	–
Amortization of Basis Difference	7	1

Total Equity Earnings from Timberland Venture	$55	$15

Total equity earnings for the year ended December 31, 2008 include amounts earned from inception (October 1, 2008) to December 31, 2008. During 2009, the company received $53 million in distributions from the Timberland Venture associated with its preferred interest. No distributions were received during 2008.

For the year ended December 31, 2009, the Timberland Venture is considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to the company’s 2009 Form 10-K filing.

PLUM CREEK 2009 FORM 10-K | 85

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 17. VARIABLE INTEREST ENTITIES

The Timberland Venture is a variable interest entity. See Note 16 of the Notes to Consolidated Financial Statements. Besides quarterly interest payments on the Note Payable to Timberland Venture, the company has not provided financing or other support to the venture. The venture is financed by a line of credit obtained by the Timberland Venture.

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

The carrying amount of the investment in the venture is $201 million at December 31, 2009 and $199 million at December 31, 2008, and is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $201 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

NOTE 18. RELATED PARTY TRANSACTIONS

On October 1, 2008, the company contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. See Note 16 of the Notes to Consolidated Financial Statements. During 2009, the company recorded its share of equity earnings from the Timberland Venture of $55 million, which includes $7 million of amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets. During 2008, the company recorded equity earnings of $15 million, which includes $1 million of amortization. During 2009, the company received $53 million in distributions from the Timberland Venture associated with its preferred interest. No distributions were made by the Timberland Venture to the company during 2008.

Also, on October 1, 2008, the company borrowed $783 million from the Timberland Venture for a ten-year term at a fixed annual interest rate of 7.375%. The related party obligation is included in the Consolidated Balance Sheet as Note Payable to Timberland Venture. During 2009, the company recorded $58 million of interest expense related to the note and made interest payments of $58 million to the Timberland Venture. During 2008, the company recorded $14 million of interest expense related to the note and made interest payments of $7 million. At both December 31, 2009 and December 31, 2008, the company had accrued interest payable of $7 million for the Note Payable to Timberland Venture.

NOTE 19. SEGMENT INFORMATION

The company is organized into five operating segments based on the nature of the business activities of each component. Each operating segment has a separate management team. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statements of Income. Intersegment Revenues are recorded at market prices, which are determined at least quarterly, and are eliminated in the consolidated results. Several operating segments have sales outside of the U.S. (see Export Revenues), but the company does not hold any long-lived foreign assets. These operating segments represent the company’s five reportable segments, which are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufactured Products and (5) Other.

Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly to Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood

86 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to the company’s Manufactured Products Segment (see Intersegment Revenues). Hardwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands, including, from time to time, the sale of large blocks of timberlands. We estimate that included in the company’s 7 million acres of timberlands are approximately 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.35 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 150,000 acres that are identified as having development potential. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Manufactured Products Segment. The Manufactured Products Segment consists of two lumber mills (of which one mill is indefinitely curtailed), two plywood mills, two medium density fiberboard (“MDF”) facilities, one lumber remanufacturing facility in Idaho and one lumber remanufacturing facility in Montana (which is indefinitely curtailed). The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada and Mexico. Residual chips that are not used internally may be sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2009	2008	2007
Lumber	$85	$144	$180
Plywood	62	111	128
MDF	98	150	163

Total	$245	$405	$471

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

PLUM CREEK 2009 FORM 10-K | 87

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources A	Southern Resources	Real Estate B	Manufactured Products C	Other	Total D
2009
External Revenues	$198	$347	$486	$245	$18	$1,294
Intersegment Revenues	14	–	–	–	–	14
Export Revenues	11	–	–	21	–	32
Depreciation, Depletion and Amortization	30	51	1	23	–	105
Basis of Real Estate Sold	–	–	155	–	–	155
Operating Income (Loss)	(3)	81	278	(23)	17	350

2008
External Revenues	$291	$461	$432	$405	$25	$1,614
Intersegment Revenues	56	–	–	–	–	56
Export Revenues	12	–	–	29	–	41
Depreciation, Depletion and Amortization	37	58	1	34	–	130
Basis of Real Estate Sold	–	–	149	–	–	149
Operating Income (Loss)	41	128	245	(44)	23	393

2007
External Revenues	$290	$492	$402	$471	$20	$1,675
Intersegment Revenues	71	–	–	–	–	71
Export Revenues	13	–	–	30	–	43
Depreciation, Depletion and Amortization	42	58	–	29	–	129
Basis of Real Estate Sold	–	–	108	–	–	108
Operating Income	58	161	250	2	17	488

A	During 2007, the Northern Resources Segment recognized a loss of $4 million related to forest fire damage, which is included in depreciation, depletion and amortization in the consolidated financial statements.

B	The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $3 million in 2009 and $1 million in both 2008 and 2007. Impairments are recognized as part of cost of goods sold and reflected as part of operating income.

During 2009, the company completed a non-cash exchange of real estate. The Real Estate Segment recognized revenue of $25 million which represents the fair value of the exchange. No operating income was recognized in the transaction as the book value of the timberlands disposed of approximated the exchange value of $25 million. The Basis of Real Estate Sold in the table above and in the Consolidated Statements of Cash Flows does not include the $25 million of basis for the timberlands relinquished in the non-cash exchange.

C	For the years ended December 31, 2009 and 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include $10 million lumber manufacturing assets impairment losses. Also for the year ended December 31, 2008, the Manufactured Products Segment Operating Income (Loss) included $7 million inventory write-downs to net realizable value and $9 million losses on purchase commitments. See Notes 3 and 5 of the Notes to Consolidated Financial Statements.

D	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for 2009 and $5 million for 2008 and 2007.

88 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment operating income to consolidated income before income taxes is presented below for the years ended December 31 (in millions):

	2009	2008	2007
Total Segment Operating Income	$350	$393	$488
Corporate and Other Unallocated Expenses	(51)	(64)	(64)
Other Operating Income (Expense), net	–	(1)	–

Operating Income	299	328	424
Equity Earnings from Timberland Venture	55	15	–
Total Interest Expense, net	(147)	(148)	(147)
Gain (Loss) on Extinguishment of Debt	(2)	11	–

Income before Income Taxes	$205	$206	$277

Note 20. Subsequent Event

On February 9, 2010, our Board of Directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $.42 per share. Total dividends of approximately $68 million will be paid on March 5, 2010, to stockholders of record on February 19, 2010.

PLUM CREEK 2009 FORM 10-K | 89

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 21. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions, Except Per Share Amounts)	1st Quarter B	2nd Quarter	3rd Quarter	4th Quarter C
2009
Revenues	$470	$272	$294	$258
Gross Profit	191	76	58	80
Operating Income	159	53	38	49
Net Income	157	32	19	28
Net Income per Share—Basic A	$0.95	$0.19	$0.12	$0.17
Net Income per Share—Diluted A	$0.95	$0.19	$0.12	$0.17

2008
Revenues	$363	$376	$414	$461
Gross Profit	96	90	131	140
Operating Income	69	57	99	103
Net Income	38	31	69	95
Net Income per Share—Basic A	$0.22	$0.18	$0.40	$0.57
Net Income per Share—Diluted A	$0.22	$0.18	$0.40	$0.57

A	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

B	During the first quarter of 2009, the company paid approximately $4 million to retire $5 million of principal for our public debt (Senior Notes due in 2015) resulting in a $1 million gain, net of unamortized discount and debt issuance costs. This gain is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

C	During the fourth quarter of 2009, the company paid approximately $71 million to retire $68 million of principal for senior notes scheduled to mature in the fourth quarter of 2011, resulting in a $3 million loss, net of unamortized discount and debt issuance costs. This loss is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

During the fourth quarter of 2008, the company paid approximately $50 million to retire $62 million of principal for our public debt (Senior Notes due in 2015). The company recognized a gain in 2008 of $11 million, net of unamortized discount and debt issuance costs. This gain is classified as Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

90 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Seattle, Washington

February 25, 2010

PLUM CREEK 2009 FORM 10-K | 91

PART II/ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of December 31, 2009, Plum Creek Timberlands, L.P. has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (debt securities) pursuant to the shelf registration statement.

Plum Creek Timberlands, L.P.

Consolidated Statements of Income

(in millions)

YEAR ENDED	December 31, 2009	December 31, 2008	December 31, 2007
Revenues:
Timber	$545	$752	$782
Real Estate	486	432	402
Manufacturing	245	405	471
Other	18	25	20

Total Revenues	1,294	1,614	1,675

Costs and Expenses:
Cost of Goods Sold:
Timber	431	542	523
Real Estate	200	178	144
Manufacturing	257	435	454
Other	1	2	3

Total Cost of Goods Sold	889	1,157	1,124
Selling, General and Administrative	106	128	127

Total Costs and Expenses	995	1,285	1,251

Other Operating Income (Expense), net	–	(1)	–

Operating Income	299	328	424
Equity Earnings from Timberland Venture	55	15	–
Interest Expense, net	89	134	147
Gain (Loss) on Extinguishment of Debt	(2)	11	–
Income before Income Taxes	263	220	277
Benefit for Income Taxes	(31)	(27)	(3)

Income from Continuing Operations	294	247	280
Gain on Sale of Properties, net of tax	–	–	2

Net Income before Allocation to Series T-1 Preferred Interest and Partners	294	247	282
Net Income Allocable to Series T-1 Preferred Interest	(58)	(14)	–

Net Income Available to Common Interest Partners	$236	$233	$282

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

92 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Balance Sheets

(in millions)

	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and Cash Equivalents	$299	$369
Accounts Receivable	24	22
Like-Kind Exchange Funds Held in Escrow	–	48
Taxes Receivable	15	23
Inventories	46	74
Deferred Tax Asset	6	11
Real Estate Development Properties	1	4
Assets Held for Sale	115	137
Other Current Assets	13	11

	519	699

Timber and Timberlands, net	3,487	3,638
Property, Plant and Equipment, net	156	177
Equity Investment in Timberland Venture	201	199
Deferred Tax Asset	14	–
Investment in Grantor Trusts ($33 and $25 at Fair Value in 2009 and 2008)	34	26
Other Assets	38	42

Total Assets	$4,449	$4,781

Liabilities
Current Liabilities:
Current Portion of Long-Term Debt	$55	$158
Accounts Payable	32	35
Interest Payable	18	23
Wages Payable	20	28
Taxes Payable	14	18
Deferred Revenue	16	17
Other Current Liabilities	21	21

	176	300

Long-Term Debt	1,625	1,793
Line of Credit	320	231
Deferred Tax Liability	–	4
Other Liabilities	72	91

Total Liabilities	2,193	2,419

Commitments and Contingencies

Partnership Capital
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Limited Partnership Interests)	1,466	1,572

Total Partnership Capital	2,256	2,362

Total Liabilities and Partnership Capital	$4,449	$4,781

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2009 FORM 10-K | 93

PART I/ITEM I

Plum Creek Timberlands, L.P.

Consolidated Statements of Partnership Capital

(in millions)

	Preferred Partnership Interest	Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2007	$–	$2,099	$(10)	$2,089
Net Income		282	–	282
Other Comprehensive Income, net of tax
Defined Benefit Plans, net of tax of $4		–	12	12

Total Comprehensive Income				294

Distributions to Parent		(488)		(488)
Capital Contributions from Parent		6		6

December 31, 2007	–	1,899	2	1,901
Net Income before Allocation to Series T-1 Preferred Interest and Partners		247	–	247
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $10		–	(29)	(29)
Unrealized Losses on Available-for-Sale Securities, net of tax		–	(4)	(4)

Total Comprehensive Income				214

Net Income Allocation to Series T-1 Preferred Interest	14	(14)		–
Contribution for Series T-1 Preferred Interest	783	–		783
Distributions to Partners (Common Limited Partnership Interests)	–	(536)		(536)
Distributions for Series T-1 Preferred Interest	(7)	–		(7)
Capital Contributions from Parent	–	7		7

December 31, 2008	790	1,603	(31)	2,362
Net Income before Allocation to Series T-1 Preferred Interest and Partners		294	–	294
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $3		–	7	7
Unrealized Gains on Available-for-Sale Securities, net of tax		–	5	5

Total Comprehensive Income				306

Net Income Allocation to Series T-1 Preferred Interest	58	(58)		–
Distributions to Partners (Common Limited Partnership Interests)	–	(362)		(362)
Distributions for Series T-1 Preferred Interest	(58)	–		(58)
Capital Contributions from Parent	–	8		8

December 31, 2009	$790	$1,485	$(19)	$2,256

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

94 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Statements of Cash Flows

(in millions)

YEAR ENDED	December 31, 2009	December 31, 2008	December 31, 2007
Cash Flows From Operating Activities
Net Income before Allocation to Preferred Partnership Interest and Partners	$294	$247	$282
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009 and 2008 and $4 Loss Related to Forest Fires in 2007)	109	135	134
Basis of Real Estate Sold	155	149	108
Equity Earnings from Timberland Venture	(55)	(15)	–
Distributions from Timberland Venture	53	–	–
Expenditures for Real Estate Development	(1)	(7)	(19)
Deferred Income Taxes	(14)	(10)	(9)
Gain on Sales of Properties and Other Assets	–	(3)	(2)
(Gain) Loss on Extinguishment of Debt	2	(11)	–
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(6)	18	–
Pension Plan Contributions	(10)	(30)	–
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	48	(48)	–
Income Tax Receivable	8	(19)	–
Other Working Capital Changes	5	4	8
Other	10	17	15

Net Cash Provided By Operating Activities	598	427	517

Cash Flows From Investing Activities
Capital Expenditures (Excluding Timberland Acquisitions)	(61)	(70)	(93)
Timberlands Acquired	(1)	(119)	(174)
Investment in Timberland Venture	–	(9)	–
Purchases of Marketable Securities	(3)	(7)	–
Other	1	–	5

Net Cash Used In Investing Activities	(64)	(205)	(262)

Cash Flows From Financing Activities
Cash Distributions to Partners	(362)	(536)	(488)
Cash Distributions for Series T-1 Preferred Interest	(58)	(7)	–
Contribution for Series T-1 Preferred Interest	–	783	–
Borrowings on Line of Credit	1,073	1,506	2,795
Repayments on Line of Credit	(984)	(1,831)	(2,820)
Proceeds from Issuance of Long-Term Debt	–	250	350
Principal Payments and Retirement of Long-Term Debt	(273)	(258)	(125)

Net Cash Used In Financing Activities	(604)	(93)	(288)

Increase (Decrease) In Cash and Cash Equivalents	(70)	129	(33)
Cash and Cash Equivalents:
Beginning of Year	369	240	273

End of Year	$299	$369	$240

Supplemental Cash Flow Information
Cash Paid During the Year for:
Interest	$93	$143	$150
Income Taxes—Net	$(18)	$1	$5

Non-Cash Investing Activity:
Contribution of Timber and Timberlands to Timberland Venture	$–	$174	$–

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2009 FORM 10-K | 95

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. (“Parent”), a Delaware Corporation and a real estate investment trust, or “REIT”. References herein to “the Operating Partnership,” “we,” “us,” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly-owned consolidated subsidiaries; references to “Plum Creek” or “Parent” relate to Plum Creek Timber Company, Inc. and all of its wholly-owned consolidated subsidiaries.

At December 31, 2009, the Operating Partnership owned and managed approximately 7 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which have been curtailed). Included in the 7 million acres are about 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, these timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. Revenues from the Operating Partnership’s largest customer accounted for 7%, 8% and 9% of total revenues in 2009, 2008 and 2007, respectively. If adverse market conditions for wood products were to continue or worsen, the loss of this customer could have a significant effect on the Operating Partnership’s results of operations.

Product Concentrations. Sales of the Operating Partnership’s timber and wood products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Sales of the Operating Partnership’s timberlands are dependent upon the general economic conditions in the United States, interest rates and the availability of buyer financing from financial institutions, not-for-profit organizations and government sources. As a result of these product concentrations, continued or worsening conditions in these markets could have a significant impact on the Operating Partnership’s results of operations.

Revenue Recognition. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The Operating Partnership sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut or timber deed sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract (usually 12 to 18 months). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed.

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products (primarily wood chips), and amounts billed for shipping and handling, are recognized at the time of delivery.

96 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Revenue from the sale of real estate is recognized when the sale has been consummated, the buyer’s initial and ongoing payments are adequate, the risks and rewards of owning the property have transferred to the buyer, and we have no continuing involvement with the property. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented 3% of our revenue from real estate sales in 2009 and less than 2% of our real estate sales in both 2008 and 2007. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances.

We occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The Operating Partnership treats each closing under a multi-period arrangement as a separate sale. Revenue in connection with a multi-period contract is generally recognized at closing equal to the lesser of the non-refundable consideration received or an allocation of total consideration based on fair value. Furthermore, we may occasionally pursue a non-cash exchange of timberlands. Revenue is recognized in connection with non-cash exchanges of timberlands when the exchanges are considered to have commercial substance. We will recognize revenue to the extent of the fair value of the timberlands received. Revenues from non-cash exchanges of timberlands represented 5% of our revenue in 2009 and less than 1% of our revenue in both 2008 and 2007. See Note 3 of the Notes to Consolidated Financial Statements. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

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

Revenue from real estate development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. On occasion, revenue from development projects will be recognized under the percentage of completion method when properties are sold prior to their completion. Less than 1% of our development projects sales in 2009 and less than 5% of our sales in 2008 and 2007 were sold prior to completion of the project.

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds. Additionally, the Operating Partnership considers certain proceeds held in escrow associated with like-kind exchanges as cash equivalents. See “Like-Kind Exchanges”.

Accounts Receivable. Accounts receivable at both December 31, 2009 and 2008 is presented net of an allowance for doubtful accounts of $0.7 million. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. The Operating Partnership may enter into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The Operating Partnership uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are included as a current asset under the description Like-Kind Exchange Funds Held in Escrow because the funds are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the

PLUM CREEK 2009 FORM 10-K | 97

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Operating Partnership. Escrow funds held in connection with reverse like-kind exchange transactions are included in Cash and Cash Equivalents because these funds are available upon demand from the escrow account and are not subject to risk of loss. At December 31, 2009, there were no reverse like-kind exchange funds included in cash and cash equivalents or forward like-kind exchange funds held in escrow. At December 31, 2008, there were $21 million of cash from reverse like-kind exchange transactions included in Cash and Cash Equivalents, and $48 million of cash from forward like-kind exchange transactions included as a current asset under the description Like-Kind Exchange Funds Held in Escrow.

Inventories. Logs, work-in-process and finished goods are stated at the lower of cost or market using the average cost method. A separate lower of cost or market analysis is prepared for each product line (i.e. lumber, plywood and MDF). Net realizable value is determined based on actual selling prices at the end of the accounting period. Losses on firm purchase commitments for logs are recorded when the related manufactured finished products are expected to be sold at a loss based on current product prices. See Note 2 of the Notes to Consolidated Financial Statements. Supplies inventories are stated at cost. Costs for manufactured inventories include raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories include timber depletion, stumpage, associated logging and harvesting costs, road costs and production overhead.

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

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the Operating Partnership’s 7 million acres of timberlands are approximately 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.35 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 150,000 acres that are identified as having development potential. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

Costs associated with a specific real estate project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal expenditures directly associated with the specific real estate project are capitalized. The Operating Partnership will capitalize improvements and other development costs, including interest costs and property taxes, during the development period (capitalized interest and property taxes were $1 million in 2009 and 2008 and less than $1 million in 2007). General real estate development costs not related to a specific project and costs incurred before management has concluded that it is probable that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, the Operating Partnership determines the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Properties developed by the Operating Partnership will generally be low-intensity development limited to activities associated with obtaining entitlements and occasionally investing in infrastructure, such as roads and utilities. Capitalized costs (including the book basis in the related timber and timberlands) associated with these developments were $16 million

98 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

at December 31, 2009. The properties that are expected to be sold within the next year ($1 million) are presented in the Consolidated Balance Sheet at December 31, 2009, as Real Estate Development Properties. The portion that is expected to be sold beyond one year ($15 million) is included in Other Assets. Total capitalized real estate development costs (including the book basis in the related timber and timberlands) at December 31, 2008 were $22 million, including $18 million included within Other Assets.

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands are included in Timber and Timberlands as they are still managed for timber operations. At December 31, 2009, approximately $16 million of costs have been capitalized for a single project that has been approved by a state commission but is being appealed in court by groups opposed to the project. While not expected, if the approval is reversed, some or all of these capitalized costs could be written off in the next twelve months.

The book basis of higher and better use timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $115 million at December 31, 2009 and $137 million at December 31, 2008. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of higher and better use timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

Accounting for Equity Method Investments. In 2008, the Operating Partnership contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The Operating Partnership accounts for its interest in the Timberland Venture under the equity method of accounting. The investment is reported on the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Equity earnings are reported on the Consolidated Income Statement and Consolidated Statement of Cash Flows as Equity Earnings from Timberland Venture. Distributions are reported on the Consolidated Statement of Cash Flows as Distributions from Timberland Venture. See Note 13 of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced units are retired. Replacement of minor components of property and repair and maintenance costs are charged to expense as incurred.

The Operating Partnership evaluates its long-lived assets for potential impairment whenever circumstances indicate the book basis of an asset group may not be recoverable. The Operating Partnership considers each of its manufacturing facilities to be a separate asset group based on identifiable cash flows. See Note 4 of the Notes to Consolidated Financial Statements.

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. Depreciation expense, excluding impairment charges, was $20 million, $31 million, and $36 million for the years ended December 31, 2009, 2008 and 2007, respectively. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

Grantor Trusts. The Operating Partnership has a grantor trust that was established for deferred compensation and deferred Plum Creek shares. See Note 7 of the Notes to Consolidated Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the Consolidated Statements of Income.

PLUM CREEK 2009 FORM 10-K | 99

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The Operating Partnership maintains another grantor trust, which the Operating Partnership uses to fund its non-qualified pension plan obligation. See Note 9 of the Notes to Consolidated Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the Operating Partnership’s Consolidated Balance Sheets. Realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss, unless an other than temporary impairment has occurred, in which case an impairment loss is recognized in the Consolidated Statements of Income.

Shipping and Handling Costs. Costs incurred for shipping timber and manufactured products are included in Cost of Goods Sold.

Accounting for Share-Based Compensation. All share-based payments to employees are recognized in the income statement based on their fair values. The Black-Scholes-Merton option pricing model is used to value Plum Creek stock options and the grant date fair values, generally the closing market price for Plum Creek’s common stock, are used to value other Plum Creek common stock awards of restricted stock and restricted stock units. Share-based awards that are classified and accounted for as liabilities also may be granted to any officer, director, employee, consultant, or advisor of the Operating Partnership. These awards are valued using a Monte Carlo simulation.

Other Operating Income. Periodically the Operating Partnership will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2009 presentation. The reclassifications had no impact on operating income or net income.

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

Subsequent Events. In May 2009, the FASB issued a new accounting standard on Subsequent Events. The new standard establishes principles and requirements for subsequent events and sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity shall make about events or transactions that occurred after the balance sheet date. The Operating Partnership adopted this new standard in the second quarter of 2009; this adoption did not have any impact on the Operating Parntership’s financial condition, results of operations or cash flows.

The Operating Partnership has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued, February 25, 2010, which is the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

100 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 2. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Raw Materials (primarily logs)	$9	$23
Work-In-Process	1	3
Finished Goods	23	36

	33	62
Supplies	13	12

Total	$46	$74

The above amounts reflect write-downs of inventories to net realizable value of $7 million at December 31, 2008. The Operating Partnership also recorded a loss of $9 million at December 31, 2008, related to commitments to purchase logs from unrelated third parties for our manufacturing facilities. The combined loss of $16 million during 2008 was included in Cost of Goods Sold for Manufacturing in the Consolidated Statements of Income.

NOTE 3. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Timber and Logging Roads, net	$2,307	$2,443
Timberlands	1,180	1,195

Timber and Timberlands, net	$3,487	$3,638

During 2009, the Operating Partnership completed a non-cash exchange of real estate in which the Real Estate Segment recognized revenue of $25 million which represents the fair value of the lands received. No operating income was recognized in the transaction as the book value of the timberlands disposed approximated the exchange value of $25 million. Timberland dispositions during 2009, excluding the non-cash exchange, were approximately 297,000 acres, of which 248,000 acres were located in the Northern Resources Segment and 49,000 acres were located in the Southern Resources Segment.

Included in the 248,000 acres of Northern Resources timberland dispositions are approximately 112,000 acres sold in Montana for proceeds of $250 million and operating income of $162 million from the second phase of a multi-period contract. During 2008, the Operating Partnership negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. For the year ended December 31, 2008, the Real Estate Segment includes revenue of $150 million and operating income of $74 million related to the closing of the first phase. The third and final phase is expected to close in 2010. In connection with this transaction, we also entered into a fiber supply agreement for these timberlands (for up to 15 years) at market-based prices to supply our manufacturing facilities.

During 2008, the Operating Partnership acquired approximately 147,000 acres of timberlands primarily located in Georgia, Vermont and Oregon for $119 million. These purchases were financed primarily by using the funds from tax-deferred exchanges and our line of credit, and have been accounted for as asset acquisitions. Timberland dispositions during 2008 were approximately 314,000 acres, of which 223,000 acres were located in the Northern Resources Segment and 91,000 acres were located in the Southern Resources Segment. Included in the 223,000 acres of Northern Resources timberland dispositions is approximately 130,000 acres sold in Montana during 2008 for proceeds of $150 million which is part of the 310,000 acre multi-period contract. Additionally during 2008, approximately 454,000 acres located in the Southern Resources Segment were contributed to a timberland venture in exchange for an equity interest. See Note 13 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2009 FORM 10-K | 101

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The Operating Partnership’s Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, non-strategic timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2009, the book basis of real estate held for sale was $115 million and was $137 million as of December 31, 2008. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income. Impairment losses recorded for the potential sale of non-strategic timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2009	2008	2007
Impairment Losses	$3	$1	$1
Book Basis of Property	$33	$3	$8

The fair value of the impaired assets was primarily determined based on external appraisals which were derived from a combination of comparable sales and discounted future cash flows. See Note 7 of the Notes to Consolidated Financial Statements.

During the third quarter of 2007, the Operating Partnership’s Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires on approximately 41,000 acres in Montana.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Land, Buildings and Improvements	$86	$92
Machinery and Equipment	308	310

	394	402
Accumulated Depreciation	(238)	(225)

Property, Plant and Equipment, net	$156	$177

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

The fair value of the impaired assets was determined by the Operating Partnership using expected future cash flows discounted at a risk-adjusted rate of interest. See Note 7 of the Notes to Consolidated Financial Statements.

NOTE 5. INCOME TAXES

Plum Creek Timberlands, L.P. is a wholly-owned limited partnership and therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT generally does not pay corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. However, the Operating

102 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some higher and better use timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s wholly-owned taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT. If Plum Creek fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

The book basis of Plum Creek’s assets and liabilities exceeds its tax basis by approximately $2.0 billion at December 31, 2009. Plum Creek’s wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek has generally been subject to corporate-level tax (built-in gains tax) when Plum Creek makes a taxable disposition of certain property acquired in the merger. The built-in gains tax applies to gains recognized within the ten-year period following the merger date from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. Built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. The built-in gains tax does not apply to income generated from the sale of timber.

Following the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. Prior to January 1, 2009, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax. In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands were reduced by an additional $3 million, resulting in the recognition of a $3 million deferred income tax benefit in 2009. Furthermore, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the Operating Partnership reversed $5 million of current tax expense related to the built-in gains that had been accrued in 2008.

The Operating Partnership recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2009, 2008 and 2007, amounts for interest and penalties were insignificant. At December 31, 2009, and December 31, 2008, the Operating Partnership had no accrued interest or penalties related to income taxes. The benefit for income taxes consists of the following for the years ended December 31 (in millions):

	2009	2008	2007
Current Income Taxes: A
Federal	$(14)	$(15)	$6
State	(2)	(3)	1
Deferred Income Taxes:
Federal	–	(8)	(9)
State	–	(1)	(1)
Benefit of Operating Loss Carryforward	(12)	–	–
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	(3)	–	–

Benefit for Income Taxes on Income from Continuing Operations	$(31)	$(27)	$(3)

A	Included in the current tax provision for 2009 is a $12 million tax benefit associated with the carryback of net operating losses to 2004 and 2005 as a result of the Worker, Homeownership and Business Assistance Act of 2009.

PLUM CREEK 2009 FORM 10-K | 103

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The federal statutory income tax rate was 35%. The income generated by the activities of the REIT is generally not subject to federal and state income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain contributed properties that were sold, in which the tax basis exceeded the book basis. The benefit for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2009	2008	2007
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$72	$72	$97
REIT Income not Subject to Federal Tax	(86)	(97)	(93)
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	(3)	–	–
State Income Tax Expense (Benefit), net of Federal Benefit	(2)	(4)	–
Built-In Gains Tax	–	5
Reversal of Accrued Built-In Gains	(5)
Tax Audit Settlements	–	(2)	–
Permanent Book-Tax Differences	(7)	(1)	(7)

Benefit for Income Taxes on Income from Continuing Operations	$(31)	$(27)	$(3)

Total income tax benefit was allocated as follows for the years ended December 31 (in millions):

	2009	2008	2007
Income from Continuing Operations	$(31)	$(27)	$(3)
Gain on Sale of Properties	–	–	–
Other Comprehensive Income	3	(10)	4
Additional Capital (Share-Based Compensation)	–	(2)	(1)

Total Income Tax Expense (Benefit)	$(28)	$(39)	$–

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries and for the assets of the REIT’s operating partnerships that are subject to built-in gains. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2009	2008
Deferred Income Tax Assets:
Federal and State Net Operating Loss Carryforwards	$12	$–
Accrued Compensation	10	10
Accrued Pension Benefits	8	11
Timber and Timberlands	8	4
Accrued Worker’s Compensation Benefits	5	5
Inventory Reserves and Write-downs	3	6
Other Accruals and Reserves	3	4

	49	40

Deferred Income Tax Liabilities:
Machinery and Equipment	(29)	(33)

	(29)	(33)

Deferred Income Tax Asset, net	$20	$7

104 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The federal and state net operating loss carryforwards will begin to expire in 2028. The Operating Partnership has not recorded a valuation allowance for its gross deferred tax asset of $59 million and $56 million as of December 31, 2009 and December 31, 2008, respectively. The Operating Partnership believes due to either the reversal of various timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize its deferred tax assets.

The net deferred income tax asset (liability) is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2009	2008
Current Deferred Income Tax Asset	$6	$11
Non Current Deferred Income Tax Asset (Liability)	14	(4)

Deferred Income Tax Asset, net	$20	$7

As of December 31, 2009 and December 31, 2008, Plum Creek did not have any liabilities for unrecognized tax benefits. We believe the statute of limitations has expired for all tax years prior to 2006. Plum Creek continues to monitor the progress of ongoing income tax controversies and the impact, if any, of expected expiration of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

NOTE 6. BORROWINGS

Outstanding borrowings consist of the following (in millions):

	December 31, 2009	December 31, 2008
Senior Notes due 2011, 7.83%	$49	$98
Term Credit Agreement due 2012, 0.73% at 12/31/09, based on LIBOR plus 0.45%.	350	350
Term Credit Agreement due 2012, 1.28% at 12/31/09, based on LIBOR plus 1.00%.	250	250
Senior Notes due 2013, mature serially 2010 to 2013, 5.48% to 6.18%	227	227
Senior Notes due 2013, mature serially 2011 to 2013, 7.66% to 7.76%, less unamortized discount of $1.6 at 12/31/09, effective rates of 7.93% to 8.05%	286	359
Senior Notes due 2015, 5.875% less unamortized discount of $4.9 at 12/31/09, effective rate of 6.10%	453	458
Senior Notes due 2016, mature serially 2010 to 2016, 7.97% to 8.05%	65	99
Line of Credit maturing 2011, 0.63% at 12/31/09, based on LIBOR plus 0.425%.	320	231
Senior Notes due 2009, 8.73% plus unamortized premium of $1.0 at 12/31/08, effective rate of 7.10%	–	110

Total Long-Term Debt	2,000	2,182
Less: Current Portion	(55)	(158)

Long-Term Portion	$1,945	$2,024

Line of Credit. The Operating Partnership has a $750 million revolving line of credit agreement that matures in June 2011. As of December 31, 2009, the weighted-average interest rate for the borrowings on the line of credit was 0.63%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2009, we had $320 million of borrowings and $11 million of standby letters of credit outstanding; $419 million remained available for borrowing under our line of credit. As of January 4, 2010, $295 million of the borrowings under our line of credit was repaid.

PLUM CREEK 2009 FORM 10-K | 105

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Term Credit Agreements. The Operating Partnership has two term credit agreements under which there is $250 million and $350 million outstanding. These borrowings mature in 2012 and are subject to covenants that are substantially the same as those of the revolving line of credit. The agreements allow for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

As of December 31, 2009, the interest rate for the $250 million term credit agreement was 1.28%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. As of December 31, 2009, the interest rate for the $350 million term credit agreement was 0.73%. The interest rate on this term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings.

Senior Notes. The Operating Partnership has outstanding Senior Notes with various maturities and fixed interest rates. Approximately half of the Senior Notes are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of December 31, 2009, the Operating Partnership has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (“Public Debt”). The Public Debt matures in 2015 and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

The Senior Notes are unsecured. The Senior Notes due 2011 are not redeemable prior to maturity. The remaining Senior Notes are redeemable prior to maturity. The Senior Notes are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities as these notes. The premium that would have been due upon early retirement approximated $137 million at December 31, 2009 and $235 million at December 31, 2008.

The Public Debt due in 2015 is structurally subordinated to all debt and liabilities of the Operating Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2009, the total amount of debt and liabilities of the Operating Partnership’s subsidiaries was $627 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Operating Partnership’s business or other similar process, the assets of the Operating Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt due in 2015 only after the indebtedness of the Operating Partnership’s subsidiaries has been repaid in full.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Senior Notes
Public Debt	$453	$458
Private Debt	627	893

Total Senior Notes	$1,080	$1,351

Plum Creek Timber Company, Inc. and the Operating Partnership have filed a shelf registration statement with the Securities and Exchange Commission which expires on April 24, 2012. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and the Operating Partnership may from time to time, offer and sell debt securities. Plum Creek and the Operating Partnership intend to maintain a shelf registration statement with respect to such securities.

Debt Principal Payments. During 2009, the Operating Partnership made debt principal payments on the Senior Notes totaling $272 million. In addition to scheduled debt payments of $158 million, the Operating Partnership prepaid approximately $109 million of principal for the Private Debt and $5 million of principal for the Public Debt. These prepayments resulted in a $2 million loss, net of the associated unamortized discount and debt issuance costs. The $2 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

106 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

During 2008, the Operating Partnership made debt principal payments on the Senior Notes totaling $255 million. In addition to scheduled debt payments of $147 million, the Operating Partnership prepaid, without prepayment premiums, approximately $58 million of principal for the Private Debt. Also during 2008, the Operating Partnership paid approximately $50 million to retire $62 million of principal for the Public Debt. As a result, the Operating Partnership recognized a gain in 2008 of $11 million, net of the associated unamortized discount and debt issuance costs. The $11 million gain is classified as Gain on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Maturities. The aggregate maturities on all debt agreements and the line of credit are as follows as of December 31, 2009 (in millions):

Maturity	Debt Agreements	Line of Credit	Total
2010	$55	$–	$55
2011	307	320	627
2012	603	–	603
2013	249	–	249
2014	3	–	3
Thereafter	463	–	463

Total	$1,680	$320	$2,000

Debt Covenants. The Operating Partnership’s Term Credit Agreements, Senior Notes and Line of Credit contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments on behalf of Plum Creek, (such as payments of cash dividends or stock repurchases). The borrowing agreements limit our ability to make restricted payments based on a computation of available cash, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreements require that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership was in compliance with all of our borrowing agreement covenants as of December 31, 2009.

PLUM CREEK 2009 FORM 10-K | 107

PART II/ITEM 8

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

	Balance at December 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents A	$298	$298
Available-for-Sale Securities B	28	28
Trading Securities B	5	5

Total	$331	$331

	Balance at December 31, 2008	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents A	$346	$346
Available-for-Sale Securities B	20	20
Trading Securities B	5	5

Total	$371	$371

A	Consists of several money market funds and is included in the $299 million and $369 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

B	Consist of several mutual funds which are invested in domestic (U.S.) and international equity and debt securities and are included in Investment in Grantor Trusts in the Consolidated Balance Sheets at both December 31, 2009 and 2008.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $28 million and $20 million at December 31, 2009 and 2008, respectively. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $5 million at December 31, 2009 and unrealized holding losses were less than $1 million at December 31, 2008. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income. See Note 8 of the Notes to Consolidated Financial Statements. The change in unrealized holding gains and losses was approximately $5 million for the year ended December 31, 2009. Realized gains were less than $1 million in 2009 and $1 million in both 2008 and 2007. See Note 9 of the Notes to Consolidated Financial Statements for discussion of the Operating Partnership’s Pension Plans.

Due to the significant declines in the U.S. equity markets during the second half of 2008, the Operating Partnership recognized an other than temporary impairment of $2 million on these investments at December 31, 2008. The impairment is reported in Other Operating Income (Expense), net in the Consolidated Statements of Income.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt

108 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $5 million at December 31, 2009 and December 31, 2008. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership’s Consolidated Statements of Income. The change in unrealized losses was approximately $2 million (unrealized gains) for 2009. Realized losses were $1 million for 2009 and less than $1 million for 2008 and 2007. Deferred compensation obligations are included in Other Liabilities and were $5 million at December 31, 2009 and December 31, 2008.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $2.03 billion and $2.05 billion at December 31, 2009 and 2008, respectively, and the carrying amount was $2.00 billion and $2.18 billion at December 31, 2009 and 2008, respectively. The fair value of the Operating Partnership’s Public Debt is estimated using market quotes. The fair value of the Operating Partnership’s Private Debt is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt. See Note 6 of the Notes to Consolidated Financial Statements for discussion of the Operating Partnership’s Borrowings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. The Operating Partnership’s fair value measurements of its assets and liabilities, measured on a nonrecurring basis, are categorized as Level 3 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 3 valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Summarized below are the Level 3 assets and liabilities reported in the Operating Partnership’s financial statements at fair value, measured on a nonrecurring basis, during the year ended December 31 (in millions):

	Year Ended December 31, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used A	$–	$–	$(10)
Timberlands Held for Sale B	$33	$33	$(3)
Liabilities for Road Maintenance C	$7	$7	–

Total			$(13)

A	During the first quarter of 2009, in accordance with the accounting for impairments of long-lived assets classified as held and used, certain lumber assets with a carrying value of $10 million were written down to their fair value of $0, resulting in an impairment charge of $10 million, which was included in earnings for the year ended December 31, 2009. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

B	During the first quarter of 2009, in accordance with the accounting for impairments of long-lived assets classified as held for sale, timberlands held for sale with a carrying amount of $26 million were written down to their fair value (net of estimated selling costs) of $25 million, resulting in a loss of $1 million, which was included in earnings for the year ended December 31, 2009. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections. These timberlands were sold during the third quarter of 2009.

Also during 2009, certain other timberlands held for sale with a carrying value of $10 million were written down to their fair value (net of estimated selling costs) of $8 million, resulting in a loss of $2 million, which was included in earnings for the year ended December 31, 2009. One property’s fair value was determined to be approximately $2 million. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and

PLUM CREEK 2009 FORM 10-K | 109

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

related operating expenses using internal and external projections. The other properties have a fair value of approximately $6 million. The fair value was based on market analyses prepared by local real estate brokers and used comparable sales as the basis for their valuations.

C	The Operating Partnership has agreements with the federal government under which it is obligated to pay maintenance or replacement costs for certain roads. The Operating Partnership also has obligations under state law to maintain or upgrade certain roads. At March 31, 2009, the Operating Partnership concluded that most of these liabilities could be reasonably estimated. As a result, in accordance with the accounting for asset retirement obligations, the Operating Partnership recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

NOTE 8. PARTNERS’ CAPITAL

On October 1, 2008, PC Ventures I, LLC (“PC Ventures”), a 100% wholly-owned subsidiary of Plum Creek Timber Company, Inc., borrowed $783 million from an entity in which a subsidiary of the Operating Partnership has an equity interest. See Note 13 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a Series T-1 Redeemable Preferred Limited Partnership Interest in the Operating Partnership (“Series T-1 Preferred Interest”). The Operating Partnership has no ownership interest in PC Ventures.

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

Under the terms of our note agreements and line of credit (see Note 6 of the Notes to Consolidated Financial Statements), the Operating Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. and PC Ventures. Subject to certain restrictions, the Operating Partnership can make loans or advances to Plum Creek Timber Company, Inc. and PC Ventures. Based on these provisions, the Operating Partnership could distribute or advance the cash on its balance sheet as of December 31, 2009, or $299 million, all of which is considered unrestricted assets. At December 31, 2009, the Operating Partnership and its consolidated subsidiaries had net assets of $1,466 million of which $1,167 million was restricted from being transferred by the Operating Partnership to Plum Creek Timber Company, Inc. and PC Ventures.

As of December 31, 2009 and 2008, the undistributed earnings included in partnership capital from an entity accounted for by the equity method were $17 million and $15 million, respectively.

110 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2007
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$282
Unrealized Holding Gains	$1	$–	1
Less: Reclassification to Net Income	(1)	–	(1)
Defined Benefit Plans:
Actuarial Gain	14	4	10
Less: Reclassification to Net Income	1	–	1
Prior Service Cost	1	–	1

Total Comprehensive Income			$294

December 31, 2008
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$247
Unrealized Holding Losses	$(6)	$–	(6)
Less: Reclassification to Net Income for Impairment Loss and Realized Losses on Available-for-Sale Securities	2	–	2
Defined Benefit Plans:
Actuarial Loss	(39)	(10)	(29)
Less: Reclassification to Net Income	–	–	–

Total Comprehensive Income			$214

December 31, 2009
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$294
Unrealized Holding Gains	$5	$–	5
Defined Benefit Plans:
Actuarial Gain	3	1	2
Less: Reclassification to Net Income	7	2	5

Total Comprehensive Income			$306

The actuarial gain of $3 million for the year ended December 31, 2009, is due to the re-measurement of our benefit obligation and plan assets for our defined benefit pension as of December 31, 2009. See Note 9 of the Notes to Consolidated Financial Statements. The reclassification of the net actuarial loss included in accumulated other comprehensive income of $7 million for the year ended December 31, 2009 primarily represents amortization of the portion of the net actuarial loss recognized in Net Income as a result of lump-sum pension settlements.

PLUM CREEK 2009 FORM 10-K | 111

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2009	2008
Net Unrealized Holding Gains	$5	$–
Defined Benefit Plans:
Net Loss	(24)	(31)

	$(19)	$(31)

NOTE 9. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan—General. Plum Creek Timberlands, L.P. sponsors defined benefit pension plans that cover substantially all employees of the Operating Partnership. Most of the Operating Partnership’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after three years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the Operating Partnership on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

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

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2009	2008
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$128	$110
Service Cost	7	6
Interest Cost	8	7
Settlements and Curtailments	(17)	–
Actuarial Loss	8	12
Benefits Paid	(4)	(7)

Benefit Obligation at End of Period	$130	$128

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$86	$85
Actual Return on Plan Assets	20	(22)
Employer Contributions	11	30
Lump-Sum Settlements	(17)	–
Benefits Paid	(4)	(7)

Fair Value of Plan Assets at End of Period	96	86

Funded Status—December 31	$(34)	$(42)

112 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The non-qualified plan assets held in the grantor trust were $28 million and $20 million at December 31, 2009 and December 31, 2008, respectively.

The unfunded status of our plans of $34 million at December 31, 2009, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $31 million. The unfunded status of our plans of $42 million at December 31, 2008, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $39 million. The actuarial loss reflected in the change in the benefit obligation for 2009 is due primarily to a change in interest rate assumption for pension obligations expected to be settled with annuity distributions. The actuarial loss for 2008 is due primarily to a change in interest rate assumption for pension obligations expected to be settled with lump-sum distributions. The accumulated benefit obligation for both the qualified and non-qualified plans was $121 million and $117 million at December 31, 2009 and December 31, 2008, respectively. Including non-qualified plan assets held in a grantor trust, total assets related to pension plans were $124 million and $106 million at December 31, 2009 and December 31, 2008, respectively. At December 31, 2009 and 2008, the accumulated benefit obligation for the non-qualified plans was $25 million and $22 million, respectively.

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2009, the Operating Partnership contributed $10 million to the qualified pension plan and contributed $3 million to its grantor trust associated with the non-qualified plans. During 2008, the Operating Partnership contributed $30 million to the qualified pension plan and contributed $7 million to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the Operating Partnership expects 2010 contributions to the qualified pension plan to range between $3 and $8 million. During 2010, the Operating Partnership expects to contribute between $0 and $3 million to its grantor trust associated with the non-qualified plans.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2009	2008	2007
Service Cost	$7	$6	$6
Interest Cost	8	7	7
Expected Return on Plan Assets	(8)	(6)	(6)
Recognized Actuarial Loss	2	–	1
Settlement Loss	5	–	–

Total Pension Cost	$14	$7	$8

During 2009, the Operating Partnership permanently closed two lumber mills, indefinitely curtailed a third lumber mill and had additional employee terminations. The majority of the employees terminated elected to receive a lump-sum distribution from the pension plan. In accordance with the accounting for settlements, curtailments and certain termination benefits, we recorded a $5 million settlement loss as a result of the 2009 lump-sum distributions for the year ended December 31, 2009. The settlement loss represents a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income. It is the Operating Partnership’s accounting policy to recognize a settlement gain or loss when total settlements for the year exceed the sum of the current period interest and service costs.

PLUM CREEK 2009 FORM 10-K | 113

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2009	2008	2007
Net Actuarial Loss (Gain)	$(3)	$39	$(14)
Prior Service Cost (Credit)	–	–	(1)
Amortization of Net Actuarial Loss	(2)	–	(1)
Effect of Settlements and Curtailments	(5)	–	–

Total (Gain) Loss Recognized in Other Comprehensive Income	$(10)	$39	$(16)

Combined Pension Cost Recognized in Comprehensive Income	$4	$46	$(8)

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2009	2008
Net Loss (Gain)	$32	$43
Prior Service Cost (Credit)	$–	$(1)
Deferred Tax Benefit	$(8)	$(11)

During 2010 we expect $2 million of the $32 million net actuarial loss to be included as a component of our total pension cost.

The qualified pension plan allows terminated employees to elect to receive pension benefits either as a lump-sum distribution or as annuity payments. The non-qualified plans only provide for lump-sum distributions. Management estimates that approximately half of the qualified plan participants will elect a lump-sum payment upon termination. Therefore, approximately 50% of the benefit obligation for the qualified plan is discounted based on high quality corporate bond yields while approximately 50% of the qualified plan and 100% of the non-qualified plans are discounted based on yields on 30-year U.S. Treasury bonds. Weighted-average assumptions used to determine benefit obligation are as follows:

	December 31, 2009	December 31, 2008
Discount Rates
Annuity Distributions	5.90%	6.85%
Lump-Sum Distributions	4.31%	4.35%
Rate of Compensation Increase	3.45%	3.70%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2009	2008	2007
Discount Rate	6.85%	6.75%	5.90%
Expected Long-Term Return on Plan Assets	7.75%	7.75%	7.75%
Rate of Compensation Increase	3.70%	3.70%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2009 and 2008.

114 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the Operating Partnership’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2009, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	36%
Small and Mid-Size Capitalization Domestic Equities	7%
International Equities	18%
Fixed Income	39%

The Operating Partnership currently uses seven fund managers to capture favorable returns in various asset classes and to diversify risk. Mutual funds invest in a diversified portfolio. Equity Securities and Collective Trust Funds are invested in a diversified portfolio whereby no more than 5% of an equity portfolio can be invested in a single company and fund managers are expected to be well diversified with respect to industry and economic sectors. Equity investments are limited to common stocks, common stock equivalents and preferred stock. Additionally, no more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks and other U.S financial institutions. Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the above target allocations.

Over a full market cycle, the investment goal for large capitalization domestic equities is to exceed the applicable benchmark (e.g., S&P 500 Index) by one-half of one percent per annum, and the investment goal for small and mid-size capitalization domestic equities and international equities is to exceed the applicable benchmark (e.g., Russell 2000 Growth Index) by one percent per annum. The investment goal for fixed income investments is to exceed the applicable benchmark (e.g., Barclays Capital Aggregate Bond Index) by one-quarter of one percent per annum. The investment goals are net of related fees.

PLUM CREEK 2009 FORM 10-K | 115

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Fair Value of Pension Plan Assets. The fair values of each major category of plan assets were as follows as of December 31, 2009:

	Fair Value Measurements at December 31, 2009 (in millions)
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$–	$–	$–	$–
Equity Securities:
Large Cap. Domestic	12	–	–	12
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	12	–	–	12
Small and Mid. Cap. Domestic Equity Securities	7	–	–	7
International Equity Securities	17	–	–	17
Fixed Income Securities	32	–	–	32
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	–	11	–	11
Fixed Income Securities	–	5	–	5

Total Investments Measured at Fair Value	$80	$16	$–	$96

The fair values of each major category of plan assets were as follows as of December 31, 2008:

	Fair Value Measurements at December 31, 2008 (in millions)
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$–	$1	$–	$1
Equity Securities:
Large Cap. Domestic	10	–	–	10
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	9	–	–	9
Small and Mid. Cap. Domestic Equity Securities	13	–	–	13
International Equity Securities	17	–	–	17
Fixed Income Securities	28	–	–	28
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	–	8	–	8

Total Investments Measured at Fair Value	$77	$9	$–	$86

116 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The valuation techniques and inputs used to measure fair value for each major category of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2009):

•	The fair value of equity securities (common stocks) and mutual funds is derived from quoted market prices in active markets at the measurement date.

•

The fair value of the underlying assets of the collective trust funds is determined using the net asset values. The net asset values are based on the fair value of the underlying assets of the funds, minus their liabilities, and then divided by the number of units outstanding at the valuation date. The funds are traded on private markets that are not active; however, the unit price is based primarily on observable market data of the fund’s underlying assets.

Projected Benefit Payments. The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments
2010	$10
2011	10
2012	17
2013	10
2014	11
2015 through 2019	58

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

The employer match was 100% for 2009, 2008 and 2007. Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $4 million in 2009 and $6 million in 2008 and 2007. Expense amounts were lower in 2009 due to a smaller workforce.

NOTE 10. SHARE–BASED COMPENSATION PLANS

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

Under Plum Creek’s Stock Incentive Plan (“the Plan”), as amended in May 2004, there are 12.4 million shares of Plum Creek Timber Company, Inc. common stock reserved and eligible for issuance. At December 31, 2009, 5.0 million shares of the 12.4 million reserved shares have been used and, therefore, 7.4 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards and dividend equivalents. The number of shares to be issued in connection with value management awards and dividend equivalents is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

PLUM CREEK 2009 FORM 10-K | 117

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2009:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2009	2,408,870	$35.89
Granted	559,650	33.75
Exercised/Surrendered	(14,056)	17.33
Cancelled/Forfeited	(93,549)	38.73

Outstanding, December 31, 2009	2,860,915	$35.47	6.3	$10

Vested or Expected to Vest, December 31, 2009	2,563,796	$35.27	6.2	$10

Exercisable, December 31, 2009	1,633,453	$33.61	4.9	$8

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2009	2008	2007
Proceeds from Stock Options Exercised	$–	$14	$8
Intrinsic Value of Stock Options Exercised	$–	$9	$6
Tax Benefit Related to Stock Options Exercised	$–	$1.9	$0.8

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2009	2008	2007
Expected Term (years)	6	6	6
Risk-Free Interest Rate	2.0%	3.0%	4.8%
Volatility	35.5%	23.2%	22.2%
Dividend Yield	5.0%	3.9%	4.2%
Weighted-Average Measurement Date Fair Value	$7.02	$6.92	$7.20

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests six months from the grant date. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2009, 2008 and 2007 were $31.32, $43.28 and $40.85, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

118 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Restricted stock awards activity was as follows for the year ended December 31, 2009:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2009	2,750	$40.48
Granted	16,000	$31.32
Vested	(18,750)	$32.78
Forfeited	–	$–

Balance at December 31, 2009	–	$–

The total fair value of restricted stock awards that vested during the year ended December 31, 2009 was less than $1 million. The total fair value of restricted stock awards that vested during the years ended December 31, 2008 and 2007 was approximately $2 million.

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2009, 2008 and 2007 was $33.73, $43.10 and $40.37, respectively. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2009:

	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2009	227,488	$40.70
Granted	92,870	$33.73
Vested	(69,759)	$39.61
Forfeited	(18,372)	$38.90

Balance at December 31, 2009	232,227	$38.38

The total fair value of restricted stock units that vested during the years ended December 31, 2009 and 2008 was approximately $2 million. The total fair value of restricted stock units that vested during the year ended December 31, 2007 was less than $1 million.

Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon Plum Creek’s performance over a three-year period measured separately against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period.

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

PLUM CREEK 2009 FORM 10-K | 119

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

with Plum Creek’s stock ownership guidelines is required to receive up to half of the payment value in Plum Creek’s common stock. Generally, to be entitled to the payment, a participant must be employed by the Operating Partnership on the last day of the performance period.

Value management awards activity was as follows for the year ended December 31, 2009:

Units
Balance at January 1, 2009	186,545
Grants	74,400
Payments	(52,780)
Forfeitures	(13,205)

Balance at December 31, 2009	194,960

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2009 (dollars in millions):

Performance Period	Outstanding Units	Fair Value A	Unrecognized Compensation Expense	Maximum Award Value B
2007 to 2009	55,470	$11.1	$–	$11.1
2008 to 2010	67,595	$5.5	$1.7	$13.5
2009 to 2011	71,895	$2.6	$1.5	$14.4

A	The estimated fair value includes unrecognized compensation expense.

B	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2007 to 2009	$200	$11.1	1st Quarter 2010
2006 to 2008	$200	$10.6	1st Quarter 2009
2005 to 2007	$170	$6.3	1st Quarter 2008
2004 to 2006	$74	$2.5	1st Quarter 2007

Dividend Equivalents. Under the Plan, dividend equivalents may be granted in connection with stock options. Dividend equivalents represent the right to receive a payment equal in value to the per-share dividend paid over a five-year period by Plum Creek multiplied by the number of unexercised stock options. No dividend equivalents have been awarded since 2005, and the final payment of dividend equivalents earned was made in January 2010.

For awards granted in 2005, each year during the five-year performance period, a participant may be eligible to earn a percentage of Plum Creek’s current year dividend plus a percentage of prior year unearned dividends to the extent that Plum Creek has achieved a minimum level of total shareholder return. The total shareholder return computation consists of Plum Creek’s stock price appreciation plus dividends paid. The specific percentage to be applied to any such earned dividends for a given year of the performance period is contingent upon Plum Creek’s performance for that year measured against the performance of the peer group, consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period. Dividends are earned in whole or in part based on a sliding scale. If Plum Creek’s total shareholder return is below the 50th percentile of the peer group, the percentage amount is zero. If Plum Creek’s total shareholder return is at or above the 75th percentile, the full amount of the dividend is earned. If Plum Creek’s relative performance is between the 50th and the 75th percentiles, dividend equivalents are valued based on a sliding scale between 50% and 100% of the dividends paid during the year. The minimum level of total shareholder return must be at least 5.5% on an annualized basis.

120 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

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

Presented below is a summary of outstanding dividend equivalent awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2009 (dollars in millions):

Performance Period	Outstanding Units	Fair Value	Unrecognized Compensation Expense	Maximum Award Value A
2005 to 2009	338,187	$1.0	$–	$1.0

A	Maximum award value is calculated based on earned dividends to date plus potential future unearned dividends assuming a quarterly dividend rate of $0.42 per share.

Presented below is a summary of earned and paid (primarily in cash) dividend equivalent rights for the following five-year performance periods:

Performance Period	Total Payout (millions)	Payment Date
2005 to 2009	$1.0	1st Quarter 2010
2004 to 2008	$2.0	1st Quarter 2009
2003 to 2007	$3.0	1st Quarter 2008
2002 to 2006	$1.7	1st Quarter 2007

Measurement of Compensation Costs for Value Management Awards and Dividend Equivalents. Grants of both value management awards and dividend equivalents represent awards that are classified and accounted for as liabilities. As a result, the expense recognized over the performance period for both value management awards and dividend equivalents will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. The quarterly expense is recognized during the performance period based on the fair value of value management awards and dividend equivalents as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for value management awards and dividend equivalents are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

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

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these graded vesting awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for the above share-based compensation plans (including both awards paid in stock and cash) was approximately $12 million, $18 million and $20 million for the years ended December 31, 2009, 2008, and 2007,

PLUM CREEK 2009 FORM 10-K | 121

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

respectively. For the years ended December 31, 2009, 2008 and 2007, the Operating Partnership recognized $2 million, $4 million and $5 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2009, there was $14 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

NOTE 11. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2009	December 31, 2008
Other Current Assets
Prepaid Expenses	$7	$10
Notes Receivable	6	–
Other	–	1

	$13	$11

Other Non-Current Assets
Real Estate Development Properties	$15	$18
Unamortized Debt Issue Costs	6	8
Deposits	6	6
Notes Receivable	8	6
Other	3	4

	$38	$42

Other Current Liabilities
Long-Term Incentive Compensation	$12	$13
Accrued Pension Liability	3	3
Workers’ Compensation	3	3
Other	3	2

	$21	$21

Other Non-Current Liabilities
Timber Obligations	$6	$7
Deferred Compensation	6	6
Long-Term Incentive Compensation	4	11
Accrued Pension Liability	31	39
Deferred Revenue from Long-Term Gas Leases	9	12
Workers’ Compensation	11	11
Other	5	5

	$72	$91

NOTE 12. COMMITMENTS AND CONTINGENCIES

Contingencies. The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

122 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

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

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2010 through 2023, with various renewal options by either party for periods ranging from two years to fifteen additional years.

Lease Commitments. The Operating Partnership leases buildings and equipment under non–cancelable operating lease agreements. The Operating Partnership leases certain timberlands in which the Operating Partnership acquired title to the standing timber at the inception of the lease. Operating lease expense was $5 million in 2009 and $7 million in both 2008 and 2007. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2009 (in millions):

	Operating Leases	Timber Obligations
2010	$4	$1
2011	3	1
2012	3	–
2013	2	–
2014	2	–
Thereafter	3	4

Total	$17	$6

NOTE 13. TIMBERLAND VENTURE—EQUITY METHOD INVESTMENT

On October 1, 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the contribution, Plum Creek Ventures I, LLC (“PC Ventures”), a 100% wholly-owned subsidiary of Plum Creek Timber Company, Inc., borrowed $783 million from the Timberland Venture. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership. See Note 8 of the Notes to Consolidated Financial Statements.

PC Member’s preferred interest in the Timberland Venture is entitled to a cumulative preferred return equal to 7.875% per annum (approximately $56 million). The Timberland Venture cannot make distributions on the

PLUM CREEK 2009 FORM 10-K | 123

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

common interests until all current period and prior period preferred returns have been paid. The preferred interest has a preference in liquidation over the common interests. Preferred return distributions are payable on March 15th and September 15 th each year.

The Timberland Venture can only be liquidated with the consent of both partners. However, upon the nine year anniversary of the Timberland Venture, Plum Creek has the right for a six-month period to cause the Timberland Venture to redeem the other partner’s interest. The other Timberland Venture partner has a similar redemption right after the seven year anniversary.

The activities of the Timberland Venture consist primarily of the ownership of timberlands and entering into cutting contracts with an affiliate of The Campbell Group for the sale and harvesting of timber. An affiliate of The Campbell Group is the manager of the Timberland Venture. The manager and the other member control the day-to-day operating decisions of the Timberland Venture. PC Member retains certain protective rights that require its consent before the Timberland Venture can take certain actions. For example, without PC Member’s consent and subject to certain exceptions, the Timberland Venture generally cannot sell properties, incur indebtedness, file for bankruptcy or enter into contracts with affiliates which are not arm’s length.

No gain was recognized in connection with the contribution of the timberlands to the venture in 2008. The book basis in the contributed timberlands was $174 million, and PC Member capitalized costs of $9 million in connection with the transfer. The Timberland Venture recorded the contributed timberlands at fair value, or $783 million. The difference between the beginning book basis in the venture ($174 million) and PC Member’s share of the equity in the net assets of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). One-hundred percent of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consists of the following for the years ended December 31 (in millions):

	December 31, 2009	December 31, 2008
Preferred Interest	$48	$14
Common Interest	–	–
Amortization of Basis Difference	7	1

Total Equity Earnings from Timberland Venture	$55	$15

Total equity earnings for the year ended December 31, 2008 include amounts earned from inception (October 1, 2008) to December 31, 2008. During 2009, the Operating Partnership received $53 million in distributions from the Timberland Venture associated with its preferred interest. No distributions were received during 2008.

For the year ended December 31, 2009, the Timberland Venture is considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to Plum Creek’s 2009 Form 10-K filing.

124 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 14. VARIABLE INTEREST ENTITIES

The Timberland Venture is a variable interest entity. See Note 13 of the Notes to Consolidated Financial Statements. Besides quarterly distributions of the Series T-1 Preferred Interest to PC Ventures to fund interest payments on the loan by PC Ventures, the Operating Partnership has not provided financing or other support to the venture. See Note 8 of the Notes to Consolidated Financial Statements. The venture is financed by a line of credit obtained by the Timberland Venture.

We are not the primary beneficiary of the Timberland Venture. PC Member does not manage the day-to-day operations of the venture, has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We are not the primary beneficiary because we are not required to absorb the majority of the expected losses. The common interests are required to absorb losses based on positive capital accounts before any losses can be allocated to our preferred interest, and we own a 9% common interest.

The carrying amount of the investment in the venture is $201 million at December 31, 2009 and $199 million at December 31, 2008, and is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $201 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Parent. The Operating Partnership’s parent, Plum Creek Timber Company, Inc., provides share-based compensation plans that cover employees of the Operating Partnership (see Note 10 of the Notes to Consolidated Financial Statements). All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all share-based compensation expense is allocated to the Operating Partnership.

Transactions with Other Related Parties. On October 1, 2008, the Operating Partnership contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. See Note 13 of the Notes to Consolidated Financial Statements. During 2009, the Operating Partnership recorded its share of equity earnings from the Timberland Venture of $55 million, which includes $7 million of amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets. During 2008, the Operating Partnership recorded equity earnings of $15 million, which includes $1 million of amortization. During 2009, the Operating Partnership received $53 million in distributions from the Timberland Venture associated with its preferred interest. No distributions were made by the Timberland Venture to the Operating Partnership during 2008.

Also, on October 1, 2008, PC Ventures I, LLC (“PC Ventures”), a 100% wholly-owned subsidiary of Plum Creek Timber Company, Inc., borrowed $783 million from the Timberland Venture for a ten-year term at a fixed annual interest rate of 7.375%. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a Series T-1 Redeemable Preferred Limited Partnership Interest. See Note 8 of the Notes to Consolidated Financial Statements. For the years ended December 31, 2009 and 2008, the Operating Partnership made cash distributions to PC Ventures of $58 million and $7 million, respectively.

NOTE 16. SEGMENT INFORMATION

The Operating Partnership is organized into five operating segments based on the nature of the business activities of each component. Each operating segment has a separate management team. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statements of Income. Intersegment Revenues are recorded at market prices, which are determined at least quarterly, and are eliminated in the consolidated results. Several operating segments have sales outside of the U.S. (see Export Revenues), but the Operating Partnership does not hold any long-lived foreign assets. These operating segments represent the Operating Partnership’s five reportable segments, which are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufactured Products and (5) Other.

PLUM CREEK 2009 FORM 10-K | 125

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly to Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to the Operating Partnership’s Manufactured Products Segment (see Intersegment Revenues). Hardwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands, including, from time to time, the sale of large blocks of timberlands. We estimate that included in the Operating Partnership’s 7 million acres of timberlands are approximately 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.35 million acres of higher value timberlands are approximately 1 million acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 150,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Manufactured Products Segment. The Manufactured Products Segment consists of two lumber mills (of which one mill is indefinitely curtailed), two plywood mills, two medium density fiberboard (“MDF”) facilities, one lumber remanufacturing facility in Idaho and one lumber remanufacturing facility in Montana (which is indefinitely curtailed). The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada and Mexico. Residual chips that are not used internally may be sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2009	2008	2007
Lumber	$85	$144	$180
Plywood	62	111	128
MDF	98	150	163

Total	$245	$405	$471

Other Segment. The Other Segment consists primarily of income associated with mineral extraction, natural gas production and communication and transportation rights of way. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

126 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The Operating Partnership evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the Operating Partnership does not produce such information internally.

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources A	Southern Resources	Real Estate B	Manufactured Products C	Other	Total D
2009
External Revenues	$198	$347	$486	$245	$18	$1,294
Intersegment Revenues	14	–	–	–	–	14
Export Revenues	11	–	–	21	–	32
Depreciation, Depletion and Amortization	30	51	1	23	–	105
Basis of Real Estate Sold	–	–	155	–	–	155
Operating Income (Loss)	(3)	81	278	(23)	17	350

2008
External Revenues	$291	$461	$432	$405	$25	$1,614
Intersegment Revenues	56	–	–	–	–	56
Export Revenues	12	–	–	29	–	41
Depreciation, Depletion and Amortization	37	58	1	34	–	130
Basis of Real Estate Sold	–	–	149	–	–	149
Operating Income (Loss)	41	128	245	(44)	23	393

2007
External Revenues	$290	$492	$402	$471	$20	$1,675
Intersegment Revenues	71	–	–	–	–	71
Export Revenues	13	–	–	30	–	43
Depreciation, Depletion and Amortization	42	58	–	29	–	129
Basis of Real Estate Sold	–	–	108	–	–	108
Operating Income	58	161	250	2	17	488

A	During 2007, the Northern Resources Segment recognized a loss of $4 million related to forest fire damage, which is included in depreciation, depletion and amortization in the consolidated financial statements.

B	The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $3 million in 2009 and $1 million in both 2008 and 2007. Impairments are recognized as part of cost of goods sold and reflected as part of operating income.

During 2009, the Operating Partnership completed a non-cash exchange of real estate. The Real Estate Segment recognized revenue of $25 million which represents the fair value of the exchange. No operating income was recognized in the transaction as the book value of the timberlands disposed of approximated the exchange value of $25 million. The Basis of Real Estate Sold in the table above and in the Consolidated Statements of Cash Flows does not include the $25 million of basis for the timberlands relinquished in the non-cash exchange.

C	For the years ended December 31, 2009 and 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include $10 million lumber manufacturing assets impairment losses. Also for the year ended December 31, 2008, the Manufactured Products Segment Operating Income (Loss) included $7 million inventory write-downs to net realizable value and $9 million losses on purchase commitments. See Notes 2 and 4 of the Notes to Consolidated Financial Statements.

D	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for 2009 and $5 million for 2008 and 2007.

PLUM CREEK 2009 FORM 10-K | 127

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment operating income to consolidated income before income taxes is presented below for the years ended December 31 (in millions):

	2009	2008	2007
Total Segment Operating Income	$350	$393	$488
Corporate and Other Unallocated Expenses	(51)	(64)	(64)
Other Operating Income (Expense), net	–	(1)	–

Operating Income	299	328	424
Equity Earnings from Timberland Venture	55	15	–
Interest Expense, net	(89)	(134)	(147)
Gain (Loss) on Extinguishment of Debt	(2)	11	–

Income before Income Taxes	$263	$220	$277

NOTE 17. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(in millions)	1st Quarter A	2nd Quarter	3rd Quarter	4th Quarter B
2009
Revenues	$470	$272	$294	$258
Gross Profit	191	76	58	80
Operating Income	159	53	38	49
Net Income Available to Common Interest Partners	157	32	19	28
2008
Revenues	$363	$376	$414	$461
Gross Profit	96	90	131	140
Operating Income	69	57	99	103
Net Income Available to Common Interest Partners	38	31	69	95

A	During the first quarter of 2009, the Operating Partnership paid approximately $4 million to retire $5 million of principal for our public debt (Senior Notes due in 2015) resulting in a $1 million gain, net of unamortized discount and debt issuance costs. This gain is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

B	During the fourth quarter of 2009, the Operating Partnership paid approximately $71 million to retire $68 million of principal for senior notes scheduled to mature in the fourth quarter of 2011, resulting in a $3 million loss, net of unamortized discount and debt issuance costs. This loss is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

During the fourth quarter of 2008, the Operating Partnership paid approximately $50 million to retire $62 million of principal for our public debt (Senior Notes due in 2015). The Operating Partnership recognized a gain in 2008 of $11 million, net of unamortized discount and debt issuance costs. This gain is classified as Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

128 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 8

Plum Creek Timberlands, L.P.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of

Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2009 and 2008, and the related consolidated statements of income, partnership capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

Seattle, Washington

February 25, 2010

PLUM CREEK 2009 FORM 10-K | 129

PART II/ITEM 8

Plum Creek Timber Company, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Plum Creek Timber Company, Inc., and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Seattle, Washington

February 25, 2010

130 | PLUM CREEK 2009 FORM 10-K

PART II/ITEM 9

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

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the framework included in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst  & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PLUM CREEK 2009 FORM 10-K | 131

PART III/ITEM 10

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the company’s executive officers, code of ethics and certain other corporate governance matters is presented in Part I of this Form 10-K. Information under the following captions in the company’s 2010 Annual Meeting Proxy Statement is incorporated herein by reference: “Proposal 1—Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “Board of Directors and Corporate Governance—Selection of Nominees to the Board of Directors”; and “Board of Directors and Corporate Governance—Board Committees—Audit Committee”.

ITEM 11. EXECUTIVE COMPENSATION

Information under the following captions in the company’s 2010 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report on Executive Compensation”; and “Board of Directors and Corporate Governance—Director Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the following captions in the company’s 2010 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation—Equity Compensation Plan Information”; and “ Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the following captions in the company’s 2010 Annual Meeting Proxy Statement is incorporated herein by reference: “Related Party Transactions”; “Compensation Committee Interlocks and Insider Participation”; “Board of Directors and Corporate Governance—Director Independence”; and “Board of Directors and Corporate Governance—Board Committees—Audit Committee”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the following caption in the company’s 2010 Annual Meeting Proxy Statement is incorporated herein by reference: “Independent Auditors—Fees to the Independent Auditors for 2008 and 2009”.

132 | PLUM CREEK 2009 FORM 10-K

PART IV/ITEM 15

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

PLUM CREEK 2009 FORM 10-K | 133

EXHIBITS

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999. (Exhibit 2.6 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

2.3	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.4	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

2.5	Real Estate Purchase and Sale Agreement dated as of June 30, 2008, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 30, 2008).

2.6	Third Amendment to Real Estate Purchase and Sale Agreement dated as of January 13, 2009, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed January 15, 2009).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended.

4.1	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

134 | PLUM CREEK 2009 FORM 10-K

EXHIBITS

Exhibit Designation	Nature of Exhibit

4.3	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4	Senior Note Agreement, dated as of October 9, 2001, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party thereto (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and Wells Fargo Bank, National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on July 3, 2006). Amendment Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., and Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of June 29, 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.2	Credit Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, and The Royal Bank of Scotland, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Financial Institutions Party Thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.3	Credit Agreement and Guarantee dated as of October 1, 2008 by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.4	Pledge Agreement dated as of October 1, 2008 between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.5	Form of Primary Insurance Policy (Exhibit 10.3 to Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.6+	Plum Creek Supplemental Benefits Plan (Exhibit 10.B.1 to Form 10-K/A, Amendment No. 1, File No. 1-10239, for the year ended December 31, 1994). First Amendment to the Plum Creek Supplemental Benefits Plan. (Exhibit 10.B.1 to Form 10-Q, File No. 1-10239, for the quarter ended September 30, 1995). Second Amendment to the Plum Creek Supplemental Benefits Plan (Exhibit 10.3 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2003).

10.7+	Plum Creek Timber Company, Inc. Deferral Plan (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.8+	Director Deferral Election Form (Exhibit 10.3 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.9+	Executive Deferral Election Form (Exhibit 10.4 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.10+	Plum Creek Director Stock Ownership Plan (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

PLUM CREEK 2009 FORM 10-K | 135

EXHIBITS

Exhibit Designation	Nature of Exhibit

10.11	Tax Matters Agreement by and among Plum Creek Timber Company, Inc., Georgia-Pacific Corporation on behalf of itself and North American Timber, Corp, NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., and NPC Timber, Inc., dated as of June 12, 2001 (Exhibit 8.3 to Registration Statement on Form S-4, Registration No. 333-47708, filed July 13, 2001).

10.12+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).

10.13+	Plum Creek Timber Company, Inc. Amended and Restated Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 29, 2004).

10.14+	Plum Creek Timber Company, Inc. Annual Incentive Plan (Exhibit 10.13 to Form 10-K, File No. 1-10239, for the year ended December 31, 2000). Annual Incentive Plan—Compensation Committee Guidelines for Executive Officers (Form 8-K, File No. 1-10239, filed on April 6, 2006).

10.15+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Years 2000, 2001, 2002 and 2003 (Exhibit 10.5 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.16+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Year 2004 and 2005 (Exhibit 10.2 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2004).

10.17+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on February 8, 2006).

10.18+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2007 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on February 8, 2007).

10.19+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2008 (Exhibit 10.18 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

10.20+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2009 (Exhibit 10.20 to Form 10-K, File No. 1-10239, for the year ended December 31, 2008).

10.21+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2010.

10.22+	Form of Amendment to Outstanding Executive Stock Option Award Agreements (Exhibit 10.4 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

10.23+	Form of Restricted Stock Unit Award Agreement for Thomas M. Lindquist For Plan Year 2007 (Exhibit 10.17 to Form 10-K, File No. 1-10239, for the year ended December 31, 2006).

10.24+	Form of Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Years 2002 and 2003 (Exhibit 10.16 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.25+	Form of Amendment to Director Stock Option and Dividend Equivalent Right Award Agreement Effective For Plan Years 2002 and 2003 (Exhibit 10.17 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.26+	Form of Amended and Restated Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Year 2004 (Exhibit 10.16 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.27+	Form of Director Stock Award Agreement For Plan Year 2010.

10.28+	Summary of Current Director Compensation (Exhibit 10.23 to Form 10-K, File No. 1-10239, for the year ended December 31, 2006).

10.29+	Form of Director and Officer Indemnity Agreement (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2004).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

136 | PLUM CREEK 2009 FORM 10-K

EXHIBITS

Exhibit Designation	Nature of Exhibit

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP

24.1	Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of Southern Diversified Timber, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PLUM CREEK 2009 FORM 10-K | 137

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

/S/ JOHN F. MORGAN, SR. John F. Morgan, Sr.	Director, Chairman of the Board	February 25, 2010 Date

/S/ RICK R. HOLLEY Rick R. Holley	President and Chief Executive Officer, Director	February 25, 2010 Date

/S/ ROBIN JOSEPHS Robin Josephs	Director	February 25, 2010 Date

/S/ JOHN G. MCDONALD John G. McDonald	Director	February 25, 2010 Date

/S/ ROBERT B. MCLEOD Robert B. McLeod	Director	February 25, 2010 Date

/S/ JOHN H. SCULLY John H. Scully	Director	February 25, 2010 Date

/S/ STEPHEN C. TOBIAS Stephen C. Tobias	Director	February 25, 2010 Date

/S/ MARTIN A. WHITE Martin A. White	Director	February 25, 2010 Date

/S/ DAVID W. LAMBERT David W. Lambert	Senior Vice President and Chief Financial Officer	February 25, 2010 Date

/S/ DAVID A. BROWN David A. Brown	Vice President, Chief Accounting Officer	February 25, 2010 Date

138 | PLUM CREEK 2009 FORM 10-K