Form 10-Q
period 2010-03-31
PLUM CREEK TIMBER CO INC
filed 2010-05-05
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, as of April 30, 2010 was 162,966,242.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended March 31,
(In Millions, Except Per Share Amounts)	2010	2009

REVENUES:
Timber	$151	$139
Real Estate	99	268
Manufacturing	60	58
Other	7	5

Total Revenues	317	470

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	109	108
Real Estate	35	95
Manufacturing	54	76
Other	—	—

Total Cost of Goods Sold	198	279
Selling, General and Administrative	29	32

Total Costs and Expenses	227	311

Other Operating Income (Expense), net	5	—

Operating Income	95	159

Equity Earnings from Timberland Venture	14	15

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	20	24
Interest Expense (Note Payable to Timberland Venture)	14	14

Total Interest Expense, net	34	38

Gain on Extinguishment of Debt	—	1

Income before Income Taxes	75	137
Benefit for Income Taxes	(1)	(20)

Income from Continuing Operations	76	157

Gain on Sale of Properties, net of tax	11	—

Net Income	$87	$157

PER SHARE AMOUNTS:

Income from Continuing Operations – Basic	$0.47	$0.95
Income from Continuing Operations – Diluted	$0.47	$0.95

Net Income per Share – Basic	$0.54	$0.95
Net Income per Share – Diluted	$0.54	$0.95

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	162.9	164.7
– Diluted	163.1	164.8

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(In Millions, Except Per Share Amounts)	2010	2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$304	$299
Accounts Receivable	32	24
Taxes Receivable	15	15
Inventories	49	46
Deferred Tax Asset	7	6
Assets Held for Sale	87	115
Other Current Assets	22	14

	516	519

Timber and Timberlands, net	3,477	3,487
Property, Plant and Equipment, net	153	156
Equity Investment in Timberland Venture	187	201
Deferred Tax Asset	12	14
Investment in Grantor Trusts (at Fair Value)	33	33
Other Assets	36	38

Total Assets	$4,414	$4,448

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$51	$55
Accounts Payable	35	32
Interest Payable	34	25
Wages Payable	9	20
Taxes Payable	13	14
Deferred Revenue	15	16
Other Current Liabilities	12	21

	169	183

Long-Term Debt	1,577	1,625
Line of Credit	320	320
Note Payable to Timberland Venture	783	783
Other Liabilities	79	71

Total Liabilities	2,928	2,982

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares - 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares - 300.6, Outstanding (net of Treasury Stock) – 162.9 at March 31, 2010 and 162.8 at December 31, 2009	2	2
Additional Paid-In Capital	2,236	2,233
Retained Earnings	129	110
Treasury Stock, at Cost, Common Shares – 24.8 at March 31, 2010 and 24.8 at December 31, 2009	(861)	(860)
Accumulated Other Comprehensive Income (Loss)	(20)	(19)

Total Stockholders’ Equity	1,486	1,466

Total Liabilities and Stockholders’ Equity	$4,414	$4,448

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$87	$157
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009)	24	33
Basis of Real Estate Sold	32	89
Equity Earnings from Timberland Venture	(14)	(15)
Distributions from Timberland Venture	28	25
Deferred Income Taxes	1	(17)
Gain on Sale of Properties	(11)	—
Deferred Revenue from Long-Term Gas Leases	8	(2)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	45
Other Working Capital Changes	(32)	(31)
Other	6	—

Net Cash Provided By Operating Activities	129	284

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(13)	(17)
Proceeds from Sale of Properties	11	—

Net Cash Used In Investing Activities	(2)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(68)	(69)
Borrowings on Line of Credit	568	225
Repayments on Line of Credit	(568)	(245)
Principal Payments and Retirement of Long-Term Debt	(53)	(105)
Acquisition of Treasury Stock	(1)	(87)

Net Cash Used In Financing Activities	(122)	(281)

Increase (Decrease) In Cash and Cash Equivalents	5	(14)

Cash and Cash Equivalents:
Beginning of Period	299	369

End of Period	$304	$355

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At March 31, 2010, the company owned and managed approximately 6.9 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which production has been indefinitely suspended). Included in the 6.9 million acres are about 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, generally does not pay corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sales of some of our higher value timberlands. Plum Creek’s overall effective tax rate is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT.

Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars.

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2009 Annual Report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended March 31 (in millions, except per share amounts):

	Quarter Ended March 31,
	2010	2009
Income from Continuing Operations	$76	$157
Gain on Sale of Properties, net of tax	11	—

Net Income Available to Common Stockholders	$87	$157

Denominator for Basic Earnings per Share	162.9	164.7

Effect of Dilutive Securities – Stock Options	0.2	0.1
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	—

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	163.1	164.8

Per Share Amounts – Basic:
Income from Continuing Operations	$0.47	$0.95
Gain on Sale of Properties, net of tax	0.07	—

Net Income	$0.54	$0.95

Per Share Amounts – Diluted:
Income from Continuing Operations	$0.47	$0.95
Gain on Sale of Properties, net of tax	0.07	—

Net Income	$0.54	$0.95

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarters ended March 31 (shares in millions):

	Quarter Ended March 31,
	2010	2009
Number of Options	1.8	2.4
Range of Exercise Prices	$33.75 to $43.23	$30.70 to $43.23
Expiration on or before	February 2020	February 2019

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Raw Materials (primarily logs)	$9	$9
Work-In-Process	1	1
Finished Goods	26	23

	36	33
Supplies	13	13

Total	$49	$46

Note 4. Timber and Timberlands Timber and Timberlands consisted of the following (in millions):
	March 31, 2010	December 31, 2009
Timber and Logging Roads, net	$2,300	$2,307
Timberlands	1,177	1,180

Timber and Timberlands, net	$3,477	$3,487

Note 5. Property, Plant and Equipment Property, Plant and Equipment consisted of the following (in millions):
	March 31, 2010	December 31, 2009
Land, Buildings and Improvements	$87	$86
Machinery and Equipment	309	308

	396	394
Accumulated Depreciation	(243)	(238)

Property, Plant and Equipment, net	$153	$156

During the first quarter of 2009, as a result of an analysis to rationalize and consolidate its lumber operations, the company recorded an impairment charge of $10 million related to certain lumber manufacturing assets. The impairment loss is reflected in the operating income of the Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in the Consolidated Statements of Income. The fair value of the impaired assets was determined by the company using expected future cash flows discounted at a risk-adjusted rate of interest. See Note 9 of the Notes to Consolidated Financial Statements.

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

Following the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. Prior to January 1, 2009, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax. In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands were reduced by an additional $3 million, resulting in the recognition of a $3 million deferred income tax benefit in the first quarter of 2009. Furthermore, in the first quarter of 2009, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the company reversed $5 million of current tax expense related to the built-in gains that had been accrued in 2008.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Borrowings

Debt consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	320	320

Fixed Rate Debt
Senior Notes	1,028	1,080
Note Payable to Timberland Venture	783	783

Total Debt	2,731	2,783

Less: Current Portion	(51)	(55)

Long-Term Portion	$2,680	$2,728

(A)	As of March 31, 2010, the interest rate on the $350 million term credit agreement was 0.70%.

(B)	As of March 31, 2010, the interest rate on the $250 million term credit agreement was 1.25%.

(C)	As of March 31, 2010, the weighted-average interest rate for the borrowings on the line of credit was 0.66%. As of March 31, 2010, we had $320 million of borrowings and $11 million of standby letters of credit outstanding; $419 million remained available for borrowing under our $750 million line of credit. As of April 1, 2010, $294 million of the borrowings under our line of credit was repaid.

Note 8. Stockholders’ Equity

The changes in the company’s capital accounts were as follows during the first three months of 2010 (in millions):

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity
January 1, 2010	162.8	$2	$2,233	$110	$(860)	$(19)	$1,466

Net Income				87			87
Other Comprehensive Income (Loss), net of tax						(1)	(1)

Total Comprehensive Income							86

Dividends				(68)			(68)
Shares Issued under Stock Incentive Plans	0.1	—	1				1
Share-based Compensation			2				2
Common Stock Repurchased	—	—			(1)		(1)

March 31, 2010	162.9	$2	$2,236	$129	$(861)	$(20)	$1,486

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

	Balance at March 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$300	$300
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	5	5

Total	$333	$333

	Balance at December 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$298	$298
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	5	5

Total	$331	$331

(A)	Consists of several money market funds and is included in the $304 million and $299 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively.

(B)	Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009. At March 31, 2010, investments in these mutual funds were approximately 40% in domestic (U.S.) equities, 20% in international equities and 40% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $28 million at both March 31, 2010 and December 31, 2009. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $5 million at both March 31, 2010 and December 31, 2009. The company records changes in unrealized holding gains and losses in Other Comprehensive Income. The change in unrealized holding gains and losses was less than $1 million for the three months ended March 31, 2010. Realized gains were less than $1 million for each of the three months ended March 31, 2010 and 2009.

Trading Securities. Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $5 million at both March 31, 2010 and December 31, 2009. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company’s Consolidated Statements of Income. The change in unrealized losses was less than $1 million for the three months ended March 31, 2010. Realized losses were less than $1 million for each of the three months ended March 31, 2010 and 2009. Deferred compensation obligations are included in Other Liabilities and were $5 million at both March 31, 2010 and December 31, 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.81 billion and $2.82 billion at March 31, 2010 and December 31, 2009, respectively, and the carrying amount was $2.73 billion and $2.78 billion at March 31, 2010 and December 31, 2009, respectively. The fair value of the company’s Public Debt (publicly issued 5.875% Senior Notes) is estimated using market quotes. The fair value of the company’s Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

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

There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month period ended March 31, 2010.

Summarized below are the Level 3 assets and liabilities reported in the company’s financial statements at fair value, measured on a nonrecurring basis, during the three-month period ended March 31, 2009 (in millions):

	Three Months Ended March 31, 2009	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used (A)	$—	$—	$(10)
Timberlands Held for Sale (B)	$25	$25	$(1)
Liabilities for Road Maintenance (C)	$7	$7	—

Total			$(11)

(A)	Included in earnings for the quarter ended March 31, 2009 was an impairment charge of $10 million to write certain lumber assets with a carrying value of $10 million down to their fair value of $0. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(B)	Included in earnings for the quarter ended March 31, 2009 was a loss of $1 million to write timberlands held for sale with a carrying amount of $26 million down to their fair value (net of estimated selling costs) of $25 million. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections. These timberlands were exchanged for other timberlands during the third quarter of 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(C)	The company has agreements with the federal government and obligations under state law under which it is obligated to pay maintenance or replacement costs for certain roads or to maintain or upgrade certain roads. At March 31, 2009, the company concluded that most of these liabilities could be reasonably estimated, and in accordance with the accounting for asset retirement obligations, the company recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2010	2009
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(1)

Total Pension Cost	$2	$3

Note 11. Commitments and Contingencies

Contingencies. The company is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about a claim with respect to the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The company believes that there are strong defenses in the matter as it relates to Georgia-Pacific and, therefore, Plum Creek’s indemnity obligations. Nonetheless, the parties to the case have agreed in principle to settle the matter as it pertains to Georgia-Pacific, although a definitive settlement agreement has not been executed. Our indemnification of Georgia-Pacific for the amount of the settlement is not material to our financial position or results of operations and was accrued in a prior period.

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Variable Interest Entities

On October 1, 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the formation of the Timberland Venture, the company borrowed $783 million from the Timberland Venture (“Note Payable to Timberland Venture”). The company accounts for its interest in the Timberland Venture under the equity method of accounting.

The Timberland Venture is a variable interest entity. The primary operating activities of the Timberland Venture consist of the ownership of timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly interest payments on the Note Payable to Timberland Venture, the company has not provided financing or other support to the venture. The venture is financed by a $15 million line of credit obtained by the Timberland Venture.

We are not the primary beneficiary of the Timberland Venture. The company does not manage the day-to-day operations of the venture, has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We are not the primary beneficiary because we do not direct the activities that most significantly impact the Timberland Venture’s economic performance. We believe that the activities that most significantly impact the Timberland Venture’s economic performance include the managing of the timberlands along with the timing and extent of the harvesting activities, both of which we do not control.

The carrying amount of the investment in the venture is $187 million at March 31, 2010 and $201 million at December 31, 2009, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $187 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other (C)	Total (D)

Quarter Ended March 31, 2010
External Revenues	$53	$98	$99	$60	$7	$317

Intersegment Revenues	6	—	—	—	—	6

Depreciation, Depletion and Amortization	7	13	—	3	—	23

Basis of Real Estate Sold	—	—	32	—	—	32

Other Operating Gain / (Loss)	—	—	—	—	5	5

Operating Income	4	30	62	4	11	111

Quarter Ended March 31, 2009
External Revenues	$56	$83	$268	$58	$5	$470

Intersegment Revenues	1	—	—	—	—	1

Depreciation, Depletion and Amortization	7	11	—	14	—	32

Basis of Real Estate Sold	—	—	89	—	—	89

Operating Income (Loss)	2	20	170	(22)	5	175

(A)	During 2008, the company negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. Proceeds of $250 million from the second phase were received during the first quarter of 2009. The third and final phase is expected to close in the fourth quarter of 2010 for $89 million. For the quarter ended March 31, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

(B)	For the quarter ended March 31, 2009, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 5 of the Notes to Consolidated Financial Statements.

(C)	During the first quarter of 2010, the company agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. The $5 million consideration is reported as Other Operating Gain/(Loss) in our Other Segment since the consideration was primarily for the release of mineral rights. The $5 million is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, we received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. We allocated the proceeds based on relative fair value and determined that $11

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

million was for the sale of the natural gas rights and $10 million was for the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. The discounted cash flows were based on estimated future gas production, gas prices and operating and capital expenditures using internal and external sources. The sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue of $12 million associated with the original granting of exploration rights in 2008, will be amortized into revenue of the Other Segment over the expected approximate three-year term.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million each for the quarters ended March 31, 2010 and 2009.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2010	2009
Total Segment Operating Income	$111	$175
Corporate and Other Unallocated Expenses	(16)	(16)
Other Unallocated Operating Income (Expense), net	—	—

Operating Income	95	159
Equity Earnings from Timberland Venture	14	15
Total Interest Expense, net	(34)	(38)
Gain on Extinguishment of Debt	—	1

Income before Income Taxes	$75	$137

Note 14. Subsequent Events

Quarterly Dividend. On May 4, 2010, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on May 28, 2010 to stockholders of record on May 14, 2010.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of March 31, 2010, Plum Creek Timberlands, L.P. has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (debt securities) pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2010	2009

REVENUES:
Timber	$151	$139
Real Estate	99	268
Manufacturing	60	58
Other	7	5

Total Revenues	317	470

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	109	108
Real Estate	35	95
Manufacturing	54	76
Other	—	—

Total Cost of Goods Sold	198	279
Selling, General and Administrative	29	32

Total Costs and Expenses	227	311

Other Operating Income (Expense), net	5	—

Operating Income	95	159

Equity Earnings from Timberland Venture	14	15

Interest Expense, net	20	24

Gain on Extinguishment of Debt	—	1

Income before Income Taxes	89	151
Benefit for Income Taxes	(1)	(20)

Income from Continuing Operations	90	171

Gain on Sale of Properties, net of tax	11	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	101	171
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)

Net Income Available to Common Interest Partners	$87	$157

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(In Millions)	2010	2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$304	$299
Accounts Receivable	32	24
Taxes Receivable	15	15
Inventories	49	46
Deferred Tax Asset	7	6
Assets Held for Sale	87	115
Other Current Assets	22	14

	516	519

Timber and Timberlands, net	3,477	3,487
Property, Plant and Equipment, net	153	156
Equity Investment in Timberland Venture	187	201
Deferred Tax Asset	12	14
Investment in Grantor Trusts ($33 at Fair Value in 2010 and 2009)	34	34
Other Assets	36	38

Total Assets	$4,415	$4,449

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$51	$55
Accounts Payable	35	32
Interest Payable	27	18
Wages Payable	9	20
Taxes Payable	13	14
Deferred Revenue	15	16
Other Current Liabilities	12	21

	162	176

Long-Term Debt	1,577	1,625
Line of Credit	320	320
Other Liabilities	80	72

Total Liabilities	2,139	2,193

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,486	1,466

Total Partnership Capital	2,276	2,256

Total Liabilities and Partnership Capital	$4,415	$4,449

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income before Allocation to Preferred Partnership Interest and Partners	$101	$171
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009)	24	33
Basis of Real Estate Sold	32	89
Equity Earnings from Timberland Venture	(14)	(15)
Distributions from Timberland Venture	28	25
Deferred Income Taxes	1	(17)
Gain on Sale of Properties	(11)	—
Deferred Revenue from Long-Term Gas Leases	8	(2)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	45
Other Working Capital Changes	(32)	(27)
Other	6	—

Net Cash Provided By Operating Activities	143	302

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(13)	(17)
Proceeds from Sale of Properties	11	—

Net Cash Used In Investing Activities	(2)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions to Common Partners	(69)	(156)
Cash Distributions for Series T-1 Preferred Interest	(14)	(18)
Borrowings on Line of Credit	568	225
Repayments on Line of Credit	(568)	(245)
Principal Payments and Retirement of Long-Term Debt	(53)	(105)

Net Cash Used In Financing Activities	(136)	(299)

Increase (Decrease) In Cash and Cash Equivalents	5	(14)

Cash and Cash Equivalents:
Beginning of Period	299	369

End of Period	$304	$355

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

At March 31, 2010, the Operating Partnership owned and managed approximately 6.9 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which production has been indefinitely suspended). Included in the 6.9 million acres are about 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek. Plum Creek has no assets or liabilities other than its direct and indirect ownership interests in Plum Creek Timberlands, L.P., and its interest in Plum Creek Ventures I, LLC (“PC Ventures”), a 100% owned subsidiary of Plum Creek. The Parent has no operations other than its investment in these subsidiaries and transactions in its own equity, such as the issuance and/or repurchase of common stock and the receipt of proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, generally does not pay corporate-level income tax. However, the Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, and the development and/or sale of some of our higher value timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s wholly-owned taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT.

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2009, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 25, 2010, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Raw Materials (primarily logs)	$9	$9
Work-In-Process	1	1
Finished Goods	26	23

	36	33
Supplies	13	13

Total	$49	$46

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Timber and Logging Roads, net	$2,300	$2,307
Timberlands	1,177	1,180

Timber and Timberlands, net	$3,477	$3,487

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Land, Buildings and Improvements	$87	$86
Machinery and Equipment	309	308

	396	394
Accumulated Depreciation	(243)	(238)

Property, Plant and Equipment, net	$153	$156

During the first quarter of 2009, as a result of an analysis to rationalize and consolidate its lumber operations, the Operating Partnership recorded an impairment charge of $10 million related to certain lumber manufacturing assets. The impairment loss is reflected in the operating income of the Manufactured Products Segment and included in Cost of Goods Sold for Manufacturing in the Consolidated Statements of Income. The fair value of the impaired assets was determined by the Operating Partnership using expected future cash flows discounted at a risk-adjusted rate of interest. See Note 8 of the Notes to Consolidated Financial Statements.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Income Taxes

Plum Creek Timberlands, L.P. is a wholly-owned limited partnership and therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT generally does not pay corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. However, the Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some higher value timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s wholly-owned taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek has generally been subject to corporate-level tax (built-in gains tax) when the Operating Partnership makes a taxable disposition of certain property acquired in the merger. The built-in gains tax applies to gains recognized within the ten-year period following the merger date from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. Built-in gains tax is generally not payable on dispositions of property to the extent the proceeds from such dispositions are reinvested in qualifying like-kind replacement property. The built-in gains tax does not apply to income generated from the sale of timber.

Following the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. Prior to January 1, 2009, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax. In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands were reduced by an additional $3 million, resulting in the recognition of a $3 million deferred income tax benefit in the first quarter of 2009. Furthermore, in the first quarter of 2009, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the Operating Partnership reversed $5 million of current tax expense related to the built-in gains that had been accrued in 2008.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	March 31, 2010	December 31, 2009

Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	320	320

Fixed Rate Debt
Senior Notes	1,028	1,080

Total Debt	1,948	2,000
Less: Current Portion	(51)	(55)

Long-Term Portion	$1,897	$1,945

(A)	As of March 31, 2010, the interest rate on the $350 million term credit agreement was 0.70%.

(B)	As of March 31, 2010, the interest rate on the $250 million term credit agreement was 1.25%.

(C)	As of March 31, 2010, the weighted-average interest rate for the borrowings on the line of credit was 0.66%. As of March 31, 2010, we had $320 million of borrowings and $11 million of standby letters of credit outstanding; $419 million remained available for borrowing under our $750 million line of credit. As of April 1, 2010, $294 million of the borrowings under our line of credit was repaid.

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during the first three months of 2010 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital

January 1, 2010	$790	$1,485	$(19)	$2,256

Net Income before Allocation to Series T-1 Preferred Interest and Partners		101		101
Other Comprehensive Income (Loss), net of tax			(1)	(1)

Total Comprehensive Income				100

Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(69)		(69)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		3		3

March 31, 2010	$790	$1,506	$(20)	$2,276

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Fair Value Measurements

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

	Balance at March 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$300	$ 300
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	5	5

Total	$333	$ 333

	Balance at December 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$298	$298
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	5	5

Total	$331	$331

(A)	Consists of several money market funds and is included in the $304 million and $299 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, respectively.

(B)	Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009. At March 31, 2010, investments in these mutual funds were approximately 40% in domestic (U.S.) equities, 20% in international equities and 40% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $28 million at both March 31, 2010 and December 31, 2009. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $5 million at both March 31, 2010 and December 31, 2009. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income. The change in unrealized holding gains and losses was less than $1 million for the three months ended March 31, 2010. Realized gains were less than $1 million for each of the three months ended March 31, 2010 and 2009.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $5 million at both March 31, 2010 and December 31, 2009. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership’s Consolidated Statements of Income. The change in unrealized losses was less than $1 million for the three months ended March 31, 2010. Realized losses were less than $1 million for each of the three months ended March 31, 2010 and 2009. Deferred compensation obligations are included in Other Liabilities and were $5 million at both March 31, 2010 and December 31, 2009.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $1.99 billion and $2.03 billion at March 31, 2010 and December 31, 2009, respectively, and the carrying amount was $1.95 billion and $2.00 billion at March 31, 2010 and December 31, 2009, respectively. The fair value of the Operating Partnership’s Public Debt (publicly issued 5.875% Senior Notes) is estimated using market quotes. The fair value of the Operating Partnership’s Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

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

There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month period ended March 31, 2010.

Summarized below are the Level 3 assets and liabilities reported in the Operating Partnership’s financial statements at fair value, measured on a nonrecurring basis, during the three-month period ended March 31, 2009 (in millions):

	Three Months Ended March 31, 2009	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used (A)	$—	$—	$(10)
Timberlands Held for Sale (B)	$25	$25	$(1)
Liabilities for Road Maintenance (C)	$7	$7	—

Total			$(11)

(A)	Included in earnings for the quarter ended March 31, 2009 was an impairment charge of $10 million to write certain lumber assets with a carrying value of $10 million down to their fair value of $0. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(B)	Included in earnings for the quarter ended March 31, 2009 was a loss of $1 million to write timberlands held for sale with a carrying amount of $26 million down to their fair value (net of estimated selling costs) of $25 million. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections. These timberlands were exchanged for other timberlands during the third quarter of 2009.

(C)

The Operating Partnership has agreements with the federal government and obligations under state law under which it is obligated to pay maintenance or replacement costs for certain roads or to maintain or upgrade certain roads. At March 31, 2009, the Operating Partnership concluded that most of these liabilities could be

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

reasonably estimated, and in accordance with the accounting for asset retirement obligations, the Operating Partnership recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2010	2009
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(1)

Total Pension Cost	$2	$3

Note 10. Commitments and Contingencies

Contingencies. The Operating Partnership is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about a claim with respect to the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The Operating Partnership believes that there are strong defenses in the matter as it relates to Georgia-Pacific and, therefore, the Operating Partnership’s indemnity obligations. Nonetheless, the parties to the case have agreed in principle to settle the matter as it pertains to Georgia-Pacific, although a definitive settlement agreement has not been executed. Our indemnification of Georgia-Pacific for the amount of the settlement is not material to our financial position or results of operations and was accrued in a prior period.

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

Note 11. Variable Interest Entities

On October 1, 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of the Campbell Group LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

common interest. Following the formation of the Timberland Venture, Plum Creek Ventures I, LLC (“PC Ventures”), a 100% wholly-owned subsidiary of Plum Creek Timber Company, Inc., borrowed $783 million from the Timberland Venture. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership. The Operating Partnership accounts for its interest in the Timberland Venture under the equity method of accounting.

The Timberland Venture is a variable interest entity. The primary operating activities of the Timberland Venture consist of the ownership of timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly distributions to PC Ventures which it uses to fund interest payments on the loan owed by PC Ventures, the Operating Partnership has not provided financing or other support to the venture. The venture is financed by a $15 million line of credit obtained by the Timberland Venture.

We are not the primary beneficiary of the Timberland Venture. PC Member does not manage the day-to-day operations of the venture, has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We are not the primary beneficiary because we do not direct the activities that most significantly impact the Timberland Venture’s economic performance. We believe that the activities that most significantly impact the Timberland Venture’s economic performance include the managing of the timberlands along with the timing and extent of the harvesting activities, both of which we do not control.

The carrying amount of the investment in the venture is $187 million at March 31, 2010 and $201 million at December 31, 2009, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $187 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other (C)	Total (D)

Quarter Ended March 31, 2010
External Revenues	$53	$98	$99	$60	$7	$317

Intersegment Revenues	6	—	—	—	—	6

Depreciation, Depletion and Amortization	7	13	—	3	—	23

Basis of Real Estate Sold	—	—	32	—	—	32

Other Operating Gain / (Loss)	—	—	—	—	5	5

Operating Income	4	30	62	4	11	111

Quarter Ended March 31, 2009
External Revenues	$56	$83	$268	$58	$5	$470

Intersegment Revenues	1	—	—	—	—	1

Depreciation, Depletion and Amortization	7	11	—	14	—	32

Basis of Real Estate Sold	—	—	89	—	—	89

Operating Income (Loss)	2	20	170	(22)	5	175

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	During 2008, the Operating Partnership negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. Proceeds of $250 million from the second phase were received during the first quarter of 2009. The third and final phase is expected to close in the fourth quarter of 2010 for $89 million. For the quarter ended March 31, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

(B)	For the quarter ended March 31, 2009, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 4 of the Notes to Consolidated Financial Statements.

(C)	During the first quarter of 2010, the Operating Partnership agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. The $5 million consideration is reported as Other Operating Gain/(Loss) in our Other Segment since the consideration was primarily for the release of mineral rights. The $5 million is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, we received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. We allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. The discounted cash flows were based on estimated future gas production, gas prices and operating and capital expenditures using internal and external sources. The sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue of $12 million associated with the original granting of exploration rights in 2008, will be amortized into revenue of the Other Segment over the expected approximate three-year term.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million each for the quarters ended March 31, 2010 and 2009.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2010	2009
Total Segment Operating Income	$111	$175
Corporate and Other Unallocated Expenses	(16)	(16)
Other Unallocated Operating Income (Expense), net	—	—

Operating Income	95	159
Equity Earnings from Timberland Venture	14	15
Interest Expense, net	(20)	(24)
Gain on Extinguishment of Debt	—	1

Income before Income Taxes	$89	$151

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described under the heading “Risk Factors” in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and Securities Act of 1933, as amended, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2009. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2010.

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

Plum Creek Timber Company, Inc., a Delaware Corporation and a real estate investment trust, or “REIT”, for federal income tax purposes, is the parent company of Plum Creek Timberlands, L.P., a Delaware Limited Partnership (the “Operating Partnership” or “Partnership”), and Plum Creek Ventures I, LLC, a Delaware Limited Liability Company (“PC Ventures”). Plum Creek conducts substantially all of its activities through the Operating Partnership and various wholly-owned subsidiaries of the Operating Partnership.

The Operating Partnership has borrowed and has currently outstanding $1.954 billion principal amount (excluding unamortized discount) of debt, including $458 million of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt from an entity (the Timberland Venture) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 12 of the Notes to Consolidated Financial Statements. PC Ventures has no other activities.

As a result, the Note Payable to Timberland Venture and the related interest expense discussed below are not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to Plum Creek and the Operating Partnership.

Results of Operations

First Quarter 2010 Compared to First Quarter 2009

The following tables and narrative compare operating results by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,
	2010	2009	Change

Operating Income (Loss) by Segment
Northern Resources	$4	$2	$2
Southern Resources	30	20	10
Real Estate	62	170	(108)
Manufactured Products	4	(22)	26
Other	11	5	6

Total Segment Operating Income	111	175	(64)

Other Costs and Eliminations	(16)	(16)	—

Operating Income	$95	$159	$(64)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2010		Quarter Ended March 31, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Delivered)	0.627	$59	0.525	$57
Pulpwood ($/Ton Delivered)	0.527	$38	0.613	$43

Total	1.154		1.138

Revenues increased by $2 million, or 4%, to $59 million in the first quarter of 2010 compared to the first quarter of 2009. This increase was due primarily to higher sawlog harvest volumes ($5 million) and higher sawlog prices ($2 million), partially offset by lower pulpwood volumes ($4 million) and lower pulpwood prices ($2 million). Sawlog harvest volumes were 19% higher compared to the first quarter of 2009. This increase in harvest volumes is due primarily to improved demand as mills restock low log inventories in response to higher finished product prices. Pulpwood harvest volumes were 14% lower due primarily to temporarily increasing harvest levels in the first quarter 2009 to capture favorable pulpwood prices, recent timberland sales and weaker demand. Sawlog harvest levels for all of 2010 are expected to be comparable to the 2.1 million tons harvested during 2009 due primarily to continued harvest deferrals because of weak log prices and limited demand. Pulpwood harvest levels for all of 2010 are expected to decrease by approximately 20% compared to the 2.3 million tons harvested during 2009 due primarily to temporarily increasing harvest levels in prior years to capture favorable pulpwood prices, recent timberland sales and weaker demand.

Sawlog prices were 4% higher in the first quarter of 2010 compared to the first quarter of 2009. The higher prices were due primarily to a slight improvement in demand as a result of low mill log inventories and improving lumber and plywood prices. Pulpwood prices decreased 11% from the first quarter of 2009. Pulpwood prices declined in the second quarter of 2009 as a result of reduced demand for paper and packaging materials and have remained at approximately $38 per delivered ton through the first quarter of 2010.

Northern Resources Segment operating income was 7% of its revenues for the first quarter of 2010 and 4% for the first quarter of 2009. This increase was due primarily to lower log and haul rates per ton and lower forest management and administrative costs. Segment costs and expenses were $55 million for the both the first quarter of 2010 and the first quarter of 2009. Log and haul rates per ton decreased 3% ($1 million) and administrative costs decreased 15% ($1 million).

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2010		Quarter Ended March 31, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Stumpage)	1.274	$23	0.942	$24
Pulpwood ($/Ton Stumpage)	1.526	$13	1.487	$11

Total	2.800		2.429

Revenues increased by $15 million, or 18%, to $98 million in the first quarter of 2010 compared to the first quarter of 2009. This increase was due primarily to higher sawlog harvest volumes ($13 million), higher pulpwood prices ($3 million) and higher pulpwood harvest volumes ($1 million), partially offset by lower sawlog prices ($3 million). Sawlog harvest volumes were 35% higher compared to the first quarter of 2009 due primarily to a planned increase in sawlog harvest levels as a result of a shift in our standing inventory. Pulpwood harvest volumes were 3% higher due primarily to temporarily increasing harvest levels in the first quarter 2010 to capture favorable pulpwood prices. Total harvest levels for all of 2010 are expected to increase slightly over the 11.4 million tons harvested during 2009; however, sawlog volume is expected to increase by 1.0 million tons and pulpwood volume is expected to decrease by 0.7 million tons. During the past several years we have concentrated on thinning young timber stands (i.e., first thinnings) to maintain vigorous growth rates and capture favorable pulpwood prices. The timber harvested during these first thinnings is predominately pulpwood. In 2010 we will be focusing a greater proportion of thinnings on more mature timber stands that contain both pulpwood and small diameter sawlogs.

Sawlog prices on a stumpage basis were 6% lower in the first quarter of 2010 compared to the first quarter of 2009 and on a delivered basis decreased by 8%. Sawlog prices have generally been under downward pressure for the past several years due to the significant decline in housing starts. However, sawlog prices on a stumpage basis increased by 10% over the fourth quarter of 2009. The increase from the fourth quarter of 2009 was due primarily to low mill log inventories, weather-related log shortages and improving lumber and plywood prices. Additionally, first quarter 2010 average sales realization for sawlogs was lower than the first quarter of the prior year partially due to harvesting a higher percentage of small-diameter sawlogs in 2010. Pulpwood prices on a stumpage basis were 20% higher in the first quarter of 2010 compared to the first quarter of 2009 and on a delivered basis increased by 7%. This increase was due primarily to a shortage of logs and improving demand. Throughout most of the South pulpwood was in short supply due to extremely wet weather conditions. However, as a result of our extensive ownership we were able to continue to make log deliveries while other timberland owners had to curtail production. Demand for pulpwood improved due primarily to the improvement in global economic conditions and the temporary supply-chain disruption of pulp as a result of the recent earthquake in Chile.

Southern Resources Segment operating income was 31% of its revenues for the first quarter of 2010 and 24% for the first quarter of 2009. This increase was due primarily to higher harvest volumes, made up of predominantly sawlogs. Segment costs and expenses increased by $5 million, or 8%, to $68 million due primarily to higher harvest levels.

Real Estate Segment.

	Quarter Ended March 31, 2010			Quarter Ended March 31, 2009
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre

Small Non-Strategic	29,640	$26	$885	1,665	$2	$1,330
Conservation	35,120	19	545	113,355	252	2,225
Higher and Better Use / Recreational	9,080	19	2,125	2,180	7	3,420
Development Properties	730	2	3,050	1,485	6	4,075

Subtotal	74,570	67		118,685	268

Large Non-Strategic	24,310	32	1,320	—	—	—

Total	98,880	$99		118,685	$268

Revenues decreased by $169 million to $99 million in the first quarter of 2010. This decrease is due primarily to lower revenues from sales of conservation properties ($233 million) and lower prices from higher and better use / recreational properties ($11 million), offset in part by an increase in large non-strategic land sales ($32 million), small non-strategic land sales ($24 million), and the number of acres of higher and better use / recreational properties sold ($23 million). From time to time, we may dispose of larger blocks of other timberlands to maximize value. During the first quarter of 2010 we sold approximately 83,000 acres in several large sales that included approximately 35,000 acres of conservation properties for $19 million, approximately 23,000 acres of small non-strategic properties for $21 million, and approximately 24,000 acres of large non-strategic properties for $32 million.

Revenues from the sale of conservation properties decreased by $233 million due primarily to the sale of approximately 112,000 acres in Montana for $250 million during the first quarter of 2009. The $250 million conservation sale during the first quarter of 2009 was the second in a three phase transaction. The third phase of approximately 70,000 acres in Montana is expected to close late in 2010 for approximately $89 million. During 2010, we also sold approximately 35,000 acres for $19 million. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Our average sales price per acre for higher and better use / recreational lands decreased approximately 38% compared to the first quarter of 2009 due primarily to selling more of our lower valued recreational properties. More than a year ago, we began listing more lower valued recreational properties as demand and price for properties with a higher value per acre significantly weakened. The weaker demand for higher valued recreational properties was due primarily to the decline in consumer discretionary capital, declining consumer confidence and the inability of buyers to secure debt financing. Consequently, we increased our sales in regions with lower per acre prices. The number of higher and better use / recreational acres sold increased from 2,180 acres to 9,080 acres in the first quarter of 2010. This increase is due primarily to the weak demand during the first quarter of 2009 as a result of the financial crisis and recession in the U.S., and our recent focus on listing more lower valued properties. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding.

We expect revenues from real estate sales during 2010 to range between $350 million and $370 million of which approximately $89 million is from the expected closing of the third phase of our large Montana sale during the fourth quarter 2010.

In both 2010 and 2009, Real Estate Segment operating income was 63% of its first quarter revenues. Real Estate Segment costs and expenses decreased by $61 million to $37 million in the first quarter of 2010 due primarily to the selling fewer acres during 2010.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2010		Quarter Ended March 31, 2009
	Sales Volume	Sales Realization	Sales Volume	Sales Realization
Lumber	28,791 MBF	$501	35,123 MBF	$374
Plywood	45,104 MSF	$352	35,439 MSF	$362
Fiberboard	35,347 MSF	$588	34,044 MSF	$601

Revenues increased by $2 million, or 3%, to $60 million in the first quarter of 2010 compared to the first quarter of 2009 due primarily to higher plywood sales volume ($4 million) and higher lumber prices ($2 million), partially offset by lower plywood prices ($1 million) and lower lumber sales volume ($2 million).

Plywood sales volume was 27% higher during the first quarter of 2010 due primarily to improving demand and a decrease in supply. Industrial demand for plywood products improved modestly during the quarter as a result of the improving U.S. economy. Additionally, the supply of high-grade plywood declined due primarily to the temporary curtailment of plywood production in Chile as a result of the recent earthquake. Plywood sales prices were 3% lower during the first quarter of 2010.

Lumber prices were 34% higher during the first quarter of 2010 due primarily to limited supply and increased demand. The supply of lumber was constrained due to weather-related log shortages and extensive mill curtailments during 2009. The improvement in demand was primarily due to the restocking of lumber inventories in anticipation of the spring building season. Lumber sales volume declined 18% during the first quarter of 2010 due primarily to curtailed production. During 2009, we permanently closed two lumber mills and indefinitely suspended production at two other lumber mills as a result of historically low housing starts.

Manufactured Products Segment operating income was $4 million for the first quarter of 2010 compared to a $22 million operating loss for the first quarter of 2009. This increase in operating performance was due primarily to no impairments, write-downs or severance charges in 2010, along with improved lumber prices. During the first quarter of 2009, we recorded a lumber mill impairment ($10 million), a related write-down of spare parts ($2 million), a write-down of mill inventories ($2 million) and severance charges ($2 million). Segment costs and expenses decreased by $24 million, or 30%, to $56 million for the first quarter of 2010 due primarily to no impairments, write-downs or severance charges in 2010 and lower lumber production.

Other Segment. Operating income increased $6 million to $11 million in the first quarter of 2010 compared to the first quarter of 2009 due primarily to consideration of $5 million in connection with the termination of a land lease in 2010. The $5 million is recorded as an operating gain in our Other Segment since the consideration was primarily for the release of mineral rights and is reported as Other Operating Income (Expense), net in our Consolidated Statements of Income.

During the first quarter of 2010, we received cash proceeds of $21 million for the sale of an undivided 50% interest in mineral rights (natural gas reserves on properties located in West Virginia) and to amend an agreement covering existing exploration rights. We allocated $11 million to the sale of mineral rights and $10 million to the modification of exploration rights. The sale of mineral rights is reported as Gain on Sale of Properties, net of tax in our Consolidated Statements of Income and was not included in the Other Segment’s operating income. The remaining consideration of $10 million related to the modified exploration rights along with the deferred revenue of $12 million associated with the original granting of exploration rights in 2008 is being amortized into revenue of the Other Segment over the expected approximate three-year term. See Note 13 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations decreased operating income by $16 million in both the first quarter of 2010 and 2009. These costs consist of corporate overhead and intercompany profit elimination.

Interest Expense, net. Interest expense, net of interest income, decreased $4 million, or 11%, to $34 million in the first quarter of 2010. This decrease was due primarily to lower borrowings outstanding compared to the first quarter of 2009. Interest expense for both periods included $14 million related to our Note Payable to Timberland Venture.

Benefit for Income Taxes. The benefit for income taxes was $1 million for the first quarter of 2010 compared to a benefit for income taxes of $20 million for the first quarter of 2009. The decrease in the tax benefit of $19 million is due primarily to improved results in our manufacturing business which increased operating income by $26 million during the first quarter of 2010 compared to the first quarter of 2009 (resulting in $10 million less tax benefit in 2010). Additionally, in the first quarter of 2009, we recorded a tax benefit related to the reversal of $5 million of previously accrued built-in gains tax and a reduction to our deferred tax liability of $3 million. See Note 6 of the Notes to Consolidated Financial Statements.

At March 31, 2010, we have recorded deferred tax assets of $58 million and deferred tax liabilities of $39 million. We have not recorded a valuation allowance in connection with our gross deferred tax asset of $58 million. A valuation allowance is recognized if it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to either the reversal of timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize the company’s deferred tax assets.

Gain on Sale of Properties, net of tax. During the first quarter of 2010, we sold an undivided 50% interest in mineral rights (natural gas reserves) on properties located in West Virginia for $11 million. See Other Segment above for detailed discussion of the transaction.

Financial Condition and Liquidity

During the first quarter of 2010, we generated cash from operating activities of $129 million, which was sufficient to fund our quarterly dividend distribution of $68 million and principal payments on our outstanding indebtedness of $53 million. We believe we have a strong balance sheet and do not foresee any short-term liquidity issues. At March 31, 2010, we had a cash balance of $304 million and had availability of $419 million under our line of credit. We have summarized our sources and uses of cash in a table at the end of this section.

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2010	2009	Change
Net Cash Provided By Operating Activities	$129	$284	$(155)
Net Cash Used In Investing Activities	(2)	(17)	15
Net Cash Used In Financing Activities	(122)	(281)	159

Change in Cash and Cash Equivalents	$5	$(14)	$19

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2010 totaled $129 million compared to $284 million for the same period in 2009. This decrease of $155 million is due primarily to net lower proceeds from real estate sales of $164 million and a $45 million favorable working capital change in 2009, offset in part by a combined $28 million increase in operating income from our Resources Segments and our Manufactured Products Segments (net of a non-cash impairment charge) and proceeds we received of $10 million from a lease modification of certain gas exploration rights. See Results of Operations for a discussion of the factors impacting Segment operating income.

The net lower proceeds from real estate sales of $164 million was due primarily to the $250 million of proceeds received during the first quarter of 2009 from the closing of the second phase of a three phase transaction, partially offset by several non-strategic sales in the first quarter of 2010. The favorable working capital change of $45 million in 2009 is due primarily to the timing of when proceeds from a like-kind exchange escrow account are either reinvested in replacement property or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days or distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. At March 31, 2010, there were no funds held in a like-kind exchange escrow account as no like-kind exchange transactions were entered into during 2009 or during the first quarter of 2010. Whereas, during the first quarter 2009, we received proceeds of $45 million from our like-kind exchange escrow account related to transactions entered into during 2008. At present, we do not expect to enter into like-kind exchange transactions for the remainder of 2010. During the first quarter of 2010, we received proceeds of $10 million for a lease modification for gas exploration rights that were originally granted in 2008. The $10 million will be amortized into revenue over the remaining approximate three-year exploration term. See Other Segment in Results of Operations for further discussion.

Capital Expenditures. Capital expenditures, excluding the acquisition of timberlands, for the three months ended March 31, 2010 were $13 million compared to $17 million for the same period in 2009. Planned capital expenditures for 2010, excluding the acquisition of timberlands, are expected to be approximately $75 million and include approximately $65 million for our timberlands, $4 million for our manufacturing facilities, $3 million for real estate development investments, and $3 million for investments in information technology, primarily for resource accounting system enhancements. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 60% of planned capital expenditures in 2010 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities and improve safety.

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

Line of Credit. The company has a $750 million revolving line of credit agreement that matures in June 2011. As of March 31, 2010, the weighted-average interest rate for the borrowings on the line of credit was 0.66%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2010, we had $320 million of borrowings and $11 million of standby letters of credit outstanding; $419 million remained available for borrowing under our line of credit. As of April 1, 2010, $294 million of the borrowings under our line of credit was repaid.

Term Credit Agreements. The company has two term credit agreements under which there is $250 million and $350 million outstanding. These borrowings mature in 2012. The agreements allow for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

As of March 31, 2010, the interest rate for the $250 million term credit agreement was 1.25%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. As of March 31, 2010, the interest rate for the $350 million term credit agreement was 0.70%. The interest rate on this term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings.

Senior Notes. The Company has outstanding Senior Notes with various maturities and fixed interest rates. Approximately half of the Senior Notes are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of March 31, 2010, the Company has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (“Public Debt”). The Public Debt, which was issued by the Partnership, matures in 2015 and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

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

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	March 31, 2010	December 31, 2009

Senior Notes
Public Debt	$454	$453
Private Debt	574	627

Total Senior Notes	$1,028	$1,080

Debt Covenants. Our Senior Notes, Term Credit Agreements and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of March 31, 2010.

These restrictive covenants include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. Furthermore, our Line of Credit and Term Credit Agreements require that we maintain certain interest coverage and maximum leverage ratios. We have no covenants and restrictions associated with changes in our debt ratings. We have investment grade long-term debt ratings from both of the primary rating services. Our debt is rated BBB- (Positive outlook) by Standard & Poor’s and Baa3 (Positive outlook) by Moody’s Investors Service. Furthermore, there are no material covenants associated with our Note Payable to Timberland Venture, and the indebtedness is not considered in computing any of our debt covenants since the debt is an obligation of Plum Creek Timber Company, Inc. and not the Partnership.

As of March 31, 2010, we can borrow the entire $750 million under our Line of Credit. We expect to be able to incur at least this level of additional indebtedness for the next twelve months.

The borrowing agreements limit our ability to make restricted payments based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At March 31, 2010, our entire cash balance of $304 million is available to make restricted payments.

The following table summarizes our sources and uses of cash for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2010	2009	Change
Sources of Cash:
Operations (A)	$133	$245	$(112)
Changes in Working Capital	(32)	14	(46)
Cash Distributions from Timberland Venture	28	25	3
Cash from Sale of Properties	11	—	11

Total Sources of Cash	140	284	(144)

Uses of Cash:
Returned to Stockholders:
Dividends	(68)	(69)	1
Common Stock Repurchases	(1)	(87)	86
Reinvest in the Business:
Capital Expenditures	(13)	(17)	4
Reduce Debt Obligations, net	(53)	(125)	72

Total Uses of Cash	(135)	(298)	163

Change in Cash and Cash Equivalents	$5	$(14)	$19

(A)	Calculated from the Consolidated Statements of Cash Flows. Amount is calculated by adding back non-cash items and other operating activities to Net Income.

Equity. On May 4, 2010, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on May 28, 2010 to stockholders of record on May 14, 2010. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

The Board of Directors, from time to time, has authorized a share repurchase program. On October 21, 2008, the Board of Directors authorized an additional $200 million share repurchase program. At March 31, 2010, the remaining share repurchase authorization was $50 million.

Future Cash Requirements. Cash required to meet our financial needs will be significant. We believe, however, that cash on hand and cash flows from operations will be sufficient to fund planned capital expenditures and principal and interest payments on our indebtedness for the next twelve months. During the next twelve months, the company has approximately $51 million of scheduled long-term debt principal payment requirements. We intend to use a combination of cash and the available borrowing capacity under our $750 million line of credit to fund the $51 million of debt obligations. The $750 million revolving line of credit agreement matures in June 2011 and we expect to replace this facility in the fourth quarter of 2010 or early in the first quarter of 2011.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.8 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed rate debt (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value (A)

March 31, 2010
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$308	$3	$250	$3	$467	$1,034	$1,095
Average Interest Rate( C)	6.7%	6.5%	6.2%	6.1%	5.9%	5.9%
Related Party Obligations
Principal Due						$783	$783	$824
Interest Rate						7.4%

Variable Rate Debt(D)	—	$320	$600	—	—	—	$920	$894

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
March 31, 2009
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$58	$56	$417	$3	$250	$469	$1,253	$1,153
Average Interest Rate(C)	6.8%	6.8%	6.6%	6.2%	6.1%	5.9%
Related Party Obligations
Principal Due						$783	$783	$645
Interest Rate						7.4%

Variable Rate Debt	—	—	$211	$600	—	—	$811	$774

(A)	The fair value of the company’s Public Debt (i.e., Senior Notes due 2015) is estimated using market quotes; the fair value of the company’s Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The decrease in fair value of our fixed rate debt compared to March 31, 2009 (excluding related party debt) was due primarily to the principal repayments and refinancings of $219 million of senior notes during the twelve month period, offset in part by declining market interest rates. In March 2010, treasury rates were higher than March 2009, but credit spreads (the difference between corporate debt rates and treasury rates) had declined significantly from 2009, resulting in lower market interest rates. This change in market interest rates also resulted in the increase in fair value of our Note Payable to Timberland Venture at March 31, 2010 compared to March 31, 2009. The fair value of our floating rate term loans (variable rate debt) as of March 31, 2010 and March 31, 2009 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of March 31, 2010 and March 31, 2009.

(B)	Excludes unamortized discount of $6 million and $7 million at March 31, 2010 and 2009, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)	As of March 31, 2010, the weighted-average interest rate on the $320 million borrowings under our $750 million revolving line of credit was 0.66%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1.00% depending on our debt ratings. As of April 1, 2010, $294 million of the borrowings outstanding under our line of credit was repaid. As of March 31, 2010, the interest rate for the $350 million term credit agreement was 0.70%. The interest rate on the $350 million term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of March 31, 2010, the interest rate for the $250 million term credit agreement was 1.25%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

None. (See also Note 11 of the Notes to Consolidated Financial Statements of Plum Creek Timber Company, Inc.).

ITEM 1A.	RISK FACTORS

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 25, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the first quarter of 2010:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
January 1, 2010 through January 31, 2010	— shares of common stock	$—	— shares of common stock	$50 million

February 1, 2010 through February 28, 2010	25,097 shares of common stock	$37.96	— shares of common stock	$50 million

March 1, 2010 through March 31, 2010	— shares of common stock	$—	— shares of common stock	$50 million

Total	25,097 shares of common stock	$37.96	— shares of common stock

(A)	Represents shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock unit awards under the company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the vesting dates of the awards.

(B)	The Board of Directors, from time to time, has authorized a share repurchase program. On October 21, 2008, the Board of Directors authorized an additional $200 million share repurchase program. At March 31, 2010, the remaining share repurchase authorization was $50 million.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 6.	EXHIBITS

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Third Amendment to Real Estate Purchase and Sale Agreement dated as of January 13, 2009, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed January 15, 2009).

2.3	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.4	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2009).

4.1	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4	Senior Note Agreement, dated as of October 9, 2001, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party thereto (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and Wells Fargo Bank, National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on July 3, 2006). Amendment Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., and Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of June 29, 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.2	Credit Agreement and Guarantee dated as of October 1, 2008 by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.3	Pledge Agreement dated as of October 1, 2008 between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2010