Form 10-Q
period 2010-06-30
PLUM CREEK TIMBER CO INC
filed 2010-08-04
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, as of July 30, 2010 was 161,601,841.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except Per Share Amounts)	2010	2009

REVENUES:
Timber	$133	$123
Real Estate	43	78
Manufacturing	78	66
Other	4	5

Total Revenues	258	272

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	100	98
Real Estate	16	33
Manufacturing	68	64
Other	1	1

Total Cost of Goods Sold	185	196
Selling, General and Administrative	21	23

Total Costs and Expenses	206	219

Other Operating Income (Expense), net	4	—

Operating Income	56	53

Equity Earnings from Timberland Venture	15	14

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	19	23
Interest Expense (Note Payable to Timberland Venture)	15	15

Total Interest Expense, net	34	38

Income before Income Taxes	37	29
Provision (Benefit) for Income Taxes	2	(3)

Net Income	$35	$32

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.21	$0.19
Net Income per Share – Diluted	$0.21	$0.19

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	162.3	162.8
– Diluted	162.5	162.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except Per Share Amounts)	2010	2009

REVENUES:
Timber	$284	$262
Real Estate	142	346
Manufacturing	138	124
Other	11	10

Total Revenues	575	742

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	209	206
Real Estate	51	128
Manufacturing	122	140
Other	1	1

Total Cost of Goods Sold	383	475
Selling, General and Administrative	50	55

Total Costs and Expenses	433	530

Other Operating Income (Expense), net	9	—

Operating Income	151	212

Equity Earnings from Timberland Venture	29	29

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	39	47
Interest Expense (Note Payable to Timberland Venture)	29	29

Total Interest Expense, net	68	76

Gain on Extinguishment of Debt	—	1

Income before Income Taxes	112	166
Provision (Benefit) for Income Taxes	1	(23)

Income from Continuing Operations	111	189

Gain on Sale of Properties, net of tax	11	—

Net Income	$122	$189

PER SHARE AMOUNTS:

Income from Continuing Operations – Basic	$0.68	$1.15
Income from Continuing Operations – Diluted	$0.68	$1.15

Net Income per Share – Basic	$0.75	$1.15
Net Income per Share – Diluted	$0.75	$1.15

Dividends Declared – per Common Share Outstanding	$0.84	$0.84

Weighted-Average Number of Shares Outstanding
– Basic	162.6	163.8
– Diluted	162.8	163.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions, Except Per Share Amounts)	June 30, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$250	$299
Accounts Receivable	35	24
Taxes Receivable	1	15
Inventories	45	46
Deferred Tax Asset	7	6
Assets Held for Sale	98	115
Other Current Assets	21	14

	457	519

Timber and Timberlands, net	3,455	3,487
Property, Plant and Equipment, net	149	156
Equity Investment in Timberland Venture	202	201
Deferred Tax Asset	12	14
Investment in Grantor Trusts (at Fair Value)	32	33
Other Assets	36	38

Total Assets	$4,343	$4,448

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$51	$55
Line of Credit	320	—
Accounts Payable	30	32
Interest Payable	24	25
Wages Payable	14	20
Taxes Payable	16	14
Deferred Revenue	31	16
Other Current Liabilities	12	21

	498	183

Long-Term Debt	1,577	1,625
Line of Credit	—	320
Note Payable to Timberland Venture	783	783
Other Liabilities	79	71

Total Liabilities	2,937	2,982

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 161.6 at June 30, 2010 and 162.8 at December 31, 2009	2	2
Additional Paid-In Capital	2,239	2,233
Retained Earnings	96	110
Treasury Stock, at Cost, Common Shares – 26.2 at June 30, 2010 and 24.8 at December 31, 2009	(911)	(860)
Accumulated Other Comprehensive Income (Loss)	(20)	(19)

Total Stockholders’ Equity	1,406	1,466

Total Liabilities and Stockholders’ Equity	$4,343	$4,448

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$122	$189
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009)	48	57
Basis of Real Estate Sold	43	118
Equity Earnings from Timberland Venture	(29)	(29)
Distributions from Timberland Venture	28	25
Deferred Income Taxes	1	(21)
Gain on Sale of Properties and Other Assets	(13)	—
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	6	(4)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	48
Income Tax Receivable	14	17
Other Working Capital Changes	(21)	(8)
Other	8	2

Net Cash Provided By Operating Activities	207	394

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(31)	(28)
Proceeds from Sale of Properties and Other Assets	13	—

Net Cash Used In Investing Activities	(18)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(136)	(138)
Borrowings on Line of Credit	1,137	431
Repayments on Line of Credit	(1,137)	(456)
Principal Payments and Retirement of Long-Term Debt	(53)	(138)
Proceeds from Stock Option Exercises	2	—
Acquisition of Treasury Stock	(51)	(87)

Net Cash Used In Financing Activities	(238)	(388)

Increase (Decrease) In Cash and Cash Equivalents	(49)	(22)

Cash and Cash Equivalents:
Beginning of Period	299	369

End of Period	$250	$347

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At June 30, 2010, the company owned and managed approximately 6.9 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which production has been indefinitely suspended). Included in the 6.9 million acres are about 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2009 Annual Report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and six-month periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2010	2009
Net Income Available to Common Stockholders	$35	$32

Denominator for Basic Earnings per Share	162.3	162.8
Effect of Dilutive Securities – Stock Options	0.2	0.1
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	—

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.5	162.9

Per Share Amounts – Basic:
Net Income Per Share – Basic	$0.21	$0.19
Net Income Per Share – Diluted	$0.21	$0.19

	Six Months Ended June 30,
	2010	2009
Income from Continuing Operations	$111	$189
Gain on Sale of Properties, net of tax	11	—

Net Income Available to Common Stockholders	$122	$189

Denominator for Basic Earnings per Share	162.6	163.8
Effect of Dilutive Securities – Stock Options	0.2	0.1
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	—

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.8	163.9

Per Share Amounts – Basic:
Income from Continuing Operations	$0.68	$1.15
Gain on Sale of Properties, net of tax	0.07	—

Net Income	$0.75	$1.15

Per Share Amounts – Diluted:
Income from Continuing Operations	$0.68	$1.15
Gain on Sale of Properties, net of tax	0.07	—

Net Income	$0.75	$1.15

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and six-month periods ended June 30 (shares in millions):

	Quarter Ended June 30,
	2010	2009
Number of Options	2.0	2.2
Range of Exercise Prices	$33.75 to $43.23	$33.75 to $43.23
Expiration on or before	February 2020	February 2019

	Six Months Ended June 30,
	2010	2009
Number of Options	1.9	2.3
Range of Exercise Prices	$33.75 to $43.23	$30.70 to $43.23
Expiration on or before	February 2020	February 2019

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Raw Materials (primarily logs)	$5	$9
Work-In-Process	1	1
Finished Goods	26	23

	32	33
Supplies	13	13

Total	$45	$46

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Timber and Logging Roads, net	$2,286	$2,307
Timberlands	1,169	1,180

Timber and Timberlands, net	$3,455	$3,487

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Land, Buildings and Improvements	$84	$86
Machinery and Equipment	305	308

	389	394
Accumulated Depreciation	(240)	(238)

Property, Plant and Equipment, net	$149	$156

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

Following the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company's deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. Prior to January 1, 2009, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax. In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands were reduced by an additional $3 million, resulting in the recognition of a $3 million deferred income tax benefit in the first six months of 2009. Furthermore, in the first six months of 2009, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the company reversed $5 million of current tax expense related to the built-in gains that had been accrued in 2008.

Note 7. Borrowings

Debt consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	320	320

Fixed Rate Debt
Senior Notes	1,028	1,080
Note Payable to Timberland Venture	783	783

Total Debt	2,731	2,783
Less: Current Portion (D )	(371)	(55)

Long-Term Portion	$2,360	$2,728

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	As of June 30, 2010, the interest rate on the $350 million term credit agreement was 0.74%.

(B)	As of June 30, 2010, the interest rate on the $250 million term credit agreement was 1.51%.

(C)	As of June 30, 2010, the weighted-average interest rate for the borrowings on the line of credit was 0.76%. As of June 30, 2010, we had $320 million of borrowings and $11 million of standby letters of credit outstanding; $419 million remained available for borrowing under our $750 million line of credit. As of July 1, 2010, $236 million of the borrowings under our line of credit was repaid.

(D)	The current portion includes outstanding borrowings of $320 million on our revolving line of credit as of June 30, 2010. The revolving line of credit agreement matures in June 2011.

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2010 (in millions):

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity
January 1, 2010	162.8	$2	$2,233	$110	$(860)	$(19)	$1,466

Net Income				87			87
Other Comprehensive Income (Loss), net of tax						(1)	(1)

Total Comprehensive Income							86

Dividends				(68)			(68)
Shares Issued under Stock Incentive Plans	0.1	—	1				1
Share-based Compensation			2				2
Common Stock Repurchased	—	—			(1)		(1)

March 31, 2010	162.9	$2	$2,236	$129	$(861)	$(20)	$1,486

Net Income				35			35
Other Comprehensive Income (Loss), net of tax						—	—

Total Comprehensive Income							35

Dividends				(68)			(68)
Stock Option Exercises	0.1	—	2				2
Share-based Compensation			1				1
Common Stock Repurchased	(1.4)	—			(50)		(50)

June 30, 2010	161.6	$2	$2,239	$96	$(911)	$(20)	$1,406

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

	Balance at June 30, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$247	$247
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	4	4

Total	$279	$279

	Balance at December 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$298	$298
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	5	5

Total	$331	$331

(A)	Consists of several money market funds and is included in the $250 million and $299 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively.

(B)	Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009. At June 30, 2010, investments in these mutual funds were approximately 40% in domestic (U.S.) equities, 20% in international equities and 40% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $28 million at both June 30, 2010 and December 31, 2009. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $4 million at June 30, 2010 and $5 million at December 31, 2009. The company records changes in unrealized holding gains and losses in Other Comprehensive Income. Unrealized holding gains decreased $1 million during the six months ended June 30, 2010. Realized gains were less than $1 million for each of the six months ended June 30, 2010 and 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Trading Securities. Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $4 million at June 30, 2010 and $5 million at December 31, 2009. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company’s Consolidated Statements of Income. The change in unrealized losses was less than $1 million for the six months ended June 30, 2010. Realized gains/losses were less than $1 million for each of the six months ended June 30, 2010 and 2009. Deferred compensation obligations are included in Other Liabilities and were $4 million at June 30, 2010 and $5 million at December 31, 2009.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.88 billion and $2.82 billion at June 30, 2010 and December 31, 2009, respectively, and the carrying amount was $2.73 billion and $2.78 billion at June 30, 2010 and December 31, 2009, respectively. The fair value of the company’s Public Debt (publicly issued 5.875% Senior Notes) is estimated using market quotes. The fair value of the company’s Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

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

There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month period ended June 30, 2010.

Summarized below are the Level 3 assets and liabilities reported in the company’s financial statements at fair value, measured on a nonrecurring basis, during the six-month period ended June 30, 2009 (in millions):

	Six Months Ended June 30, 2009	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used (A)	$—	$—	$(10)
Timberlands Held for Sale (B)	$25	$25	$(1)
Liabilities for Road Maintenance (C)	$7	$7	—

Total			$(11)

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	Included in earnings for the six months ended June 30, 2009 was an impairment charge of $10 million to write-down certain lumber assets with a carrying value of $10 million to their fair value of $0. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(B)	Included in earnings for the six months ended June 30, 2009 was a loss of $1 million to write-down timberlands held for sale with a carrying amount of $26 million to their fair value (net of estimated selling costs) of $25 million. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections. These timberlands were exchanged for other timberlands during the third quarter of 2009.

(C)	The company has agreements with the federal government and obligations under state law under which it is obligated to pay maintenance or replacement costs for certain roads or to maintain or upgrade certain roads. At March 31, 2009, the company concluded that most of these liabilities could be reasonably estimated, and in accordance with the accounting for asset retirement obligations, the company recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2010	2009
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(3)
Recognized Actuarial Loss	—	1

Total Pension Cost	$2	$2

	Six Months Ended June 30,
	2010	2009
Service Cost	$4	$4
Interest Cost	4	4
Expected Return on Plan Assets	(4)	(4)
Recognized Actuarial Loss	—	1

Total Pension Cost	$4	$5

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

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about a claim with respect to the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The parties to the case have agreed in principle to settle the matter as it pertains to Georgia-Pacific and the company expects a definitive settlement agreement to be executed in 2010. Our indemnification of Georgia-Pacific for the amount of the settlement is less than $1 million and was accrued in a prior period.

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

The carrying amount of the investment in the venture is $202 million at June 30, 2010 and $201 million at December 31, 2009, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Venture. Our maximum exposure to loss is $202 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 13. Summarized Income Statement Information of Affiliate

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $29 million for each of the six month periods ended June 30, 2010 and 2009. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $3 million and $4 million for the six month periods ended June 30, 2010 and 2009, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $29 million for each of the six month periods ended June 30, 2010 and 2009. The table below presents summarized income statement information for the Timberland Venture for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2010	2009
Revenues	$10	$7
Cost of Goods Sold (A)	12	10
Selling, General and Administrative Expenses	1	1

Operating Income	(3)	(4)
Interest Income, net	29	29

Net Income before Allocation to Preferred and Common Interests	$26	$25

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $10 million and $9 million for the six month periods ended June 30, 2010 and 2009, respectively.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products (B)	Other	Total (D)

Quarter Ended June 30, 2010
External Revenues	$44	$89	$43	$78	$4	$258

Intersegment Revenues	2	—	—	—	—	2

Depreciation, Depletion and Amortization	7	12	1	3	—	23

Basis of Real Estate Sold	—	—	11	—	—	11

Other Operating Gain	1	—	—	2	—	3

Operating Income	3	24	26	10	4	67

Quarter Ended June 30, 2009
External Revenues	$34	$89	$78	$66	$5	$272

Intersegment Revenues	1	—	—	—	—	1

Depreciation, Depletion and Amortization	6	13	1	3	—	23

Basis of Real Estate Sold	—	—	29	—	—	29

Operating Income (Loss)	(7)	23	44	—	4	64

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other (C)	Total (D)

Six Months Ended June 30, 2010
External Revenues	$97	$187	$142	$138	$11	$575

Intersegment Revenues	8	—	—	—	—	8

Depreciation, Depletion and Amortization	14	25	1	6	—	46

Basis of Real Estate Sold	—	—	43	—	—	43

Other Operating Gain	1	—	—	2	5	8

Operating Income	7	54	88	14	15	178

Six Months Ended June 30, 2009
External Revenues	$90	$172	$346	$124	$10	$742

Intersegment Revenues	2	—	—	—	—	2

Depreciation, Depletion and Amortization	13	24	1	17	—	55

Basis of Real Estate Sold	—	—	118	—	—	118

Operating Income (Loss)	(5)	43	214	(22)	9	239

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	During 2008, the company negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. Proceeds of $250 million from the second phase were received during the first quarter of 2009. The third and final phase is expected to close in the fourth quarter of 2010 for $89 million. For the six months ended June 30, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

(B)	For the six months ended June 30, 2009, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 5 of the Notes to Consolidated Financial Statements.

During the second quarter of 2010, the company sold certain lumber manufacturing assets for a gain of $2 million. For the quarter and six months ended June 30, 2010, the $2 million gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(C)	During the first quarter of 2010, the company agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. For the six months ended June 30, 2010, the $5 million consideration is reported as Other Operating Gain in our Other Segment since the consideration was primarily for the release of mineral rights. For the six months ended June 30, 2010, the $5 million is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, we received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. We allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. The discounted cash flows were based on estimated future gas production, gas prices and operating and capital expenditures using internal and external sources. For the six months ended June 30, 2010, the sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, will be amortized into revenue of the Other Segment over the expected approximate three-year term.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $2 million for the quarterly and six-month periods ended June 30, 2010 and 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2010	2009
Total Segment Operating Income	$67	$64
Corporate and Other Unallocated Expenses	(12)	(11)
Other Unallocated Operating Income (Expense), net	1	—

Operating Income	56	53
Equity Earnings from Timberland Venture	15	14
Total Interest Expense, net	(34)	(38)

Income before Income Taxes	$37	$29

	Six Months Ended June 30,
	2010	2009
Total Segment Operating Income	$178	$239
Corporate and Other Unallocated Expenses	(28)	(27)
Other Unallocated Operating Income (Expense), net	1	—

Operating Income	151	212
Equity Earnings from Timberland Venture	29	29
Total Interest Expense, net	(68)	(76)
Gain on Extinguishment of Debt	—	1

Income before Income Taxes	$112	$166

Note 15. Subsequent Events

Quarterly Dividend. On August 3, 2010, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on August 31, 2010 to stockholders of record on August 16, 2010.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of June 30, 2010, Plum Creek Timberlands, L.P. has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (debt securities) pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2010	2009

REVENUES:
Timber	$133	$123
Real Estate	43	78
Manufacturing	78	66
Other	4	5

Total Revenues	258	272

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	100	98
Real Estate	16	33
Manufacturing	68	64
Other	1	1

Total Cost of Goods Sold	185	196
Selling, General and Administrative	21	23

Total Costs and Expenses	206	219

Other Operating Income (Expense), net	4	—

Operating Income	56	53

Equity Earnings from Timberland Venture	15	14

Interest Expense, net	19	23

Income before Income Taxes	52	44
Provision (Benefit) for Income Taxes	2	(3)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	50	47
Net Income Allocable to Series T-1 Preferred Interest	(15)	(15)

Net Income Available to Common Interest Partners	$35	$32

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2010	2009

REVENUES:
Timber	$284	$262
Real Estate	142	346
Manufacturing	138	124
Other	11	10

Total Revenues	575	742

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	209	206
Real Estate	51	128
Manufacturing	122	140
Other	1	1

Total Cost of Goods Sold	383	475
Selling, General and Administrative	50	55

Total Costs and Expenses	433	530

Other Operating Income (Expense), net	9	—

Operating Income	151	212

Equity Earnings from Timberland Venture	29	29

Interest Expense, net	39	47

Gain on Extinguishment of Debt	—	1

Income before Income Taxes	141	195
Provision (benefit) for Income Taxes	1	(23)

Income from Continuing Operations	140	218

Gain on Sale of Properties, net of tax	11	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	151	218
Net Income Allocable to Series T-1 Preferred Interest	(29)	(29)

Net Income Available to Common Interest Partners	$122	$189

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	June 30, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$250	$299
Accounts Receivable	35	24
Taxes Receivable	1	15
Inventories	45	46
Deferred Tax Asset	7	6
Assets Held for Sale	98	115
Other Current Assets	21	14

	457	519

Timber and Timberlands, net	3,455	3,487
Property, Plant and Equipment, net	149	156
Equity Investment in Timberland Venture	202	201
Deferred Tax Asset	12	14
Investment in Grantor Trusts ($32 and $33 at Fair Value in 2010 and 2009)	33	34
Other Assets	36	38

Total Assets	$4,344	$4,449

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$51	$55
Line of Credit	320	—
Accounts Payable	30	32
Interest Payable	17	18
Wages Payable	14	20
Taxes Payable	16	14
Deferred Revenue	31	16
Other Current Liabilities	12	21

	491	176

Long-Term Debt	1,577	1,625
Line of Credit	—	320
Other Liabilities	80	72

Total Liabilities	2,148	2,193

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,406	1,466

Total Partnership Capital	2,196	2,256

Total Liabilities and Partnership Capital	$4,344	$4,449

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income before Allocation to Preferred Partnership Interest and Partners	$151	$218
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009)	48	57
Basis of Real Estate Sold	43	118
Equity Earnings from Timberland Venture	(29)	(29)
Distributions from Timberland Venture	28	25
Deferred Income Taxes	1	(21)
Gain on Sale of Properties and Other Assets	(13)	—
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	6	(4)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	48
Income Tax Receivable	14	17
Other Working Capital Changes	(21)	(8)
Other	8	2

Net Cash Provided By Operating Activities	236	423

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(31)	(28)
Proceeds from Sale of Properties and Other Assets	13	—

Net Cash Used In Investing Activities	(18)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions to Common Partners	(185)	(225)
Cash Distributions for Series T-1 Preferred Interest	(29)	(29)
Borrowings on Line of Credit	1,137	431
Repayments on Line of Credit	(1,137)	(456)
Principal Payments and Retirement of Long-Term Debt	(53)	(138)

Net Cash Used In Financing Activities	(267)	(417)

Increase (Decrease) In Cash and Cash Equivalents	(49)	(22)

Cash and Cash Equivalents:
Beginning of Period	299	369

End of Period	$250	$347

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

At June 30, 2010, the Operating Partnership owned and managed approximately 6.9 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which production has been indefinitely suspended). Included in the 6.9 million acres are about 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its subsidiaries. The Operating Partnership is 100% owned by Plum Creek. Plum Creek has no assets or liabilities other than its direct and indirect ownership interests in Plum Creek Timberlands, L.P. and its interest in Plum Creek Ventures I, LLC (“PC Ventures”), a 100% owned subsidiary of Plum Creek. The Parent has no operations other than its investment in these subsidiaries and transactions in its own equity, such as the issuance and/or repurchase of common stock and the receipt of proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Raw Materials (primarily logs)	$5	$9
Work-In-Process	1	1
Finished Goods	26	23

	32	33
Supplies	13	13

Total	$45	$46

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Timber and Logging Roads, net	$2,286	$2,307
Timberlands	1,169	1,180

Timber and Timberlands, net	$3,455	$3,487

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Land, Buildings and Improvements	$84	$86
Machinery and Equipment	305	308

	389	394
Accumulated Depreciation	(240)	(238)

Property, Plant and Equipment, net	$149	$156

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

Following the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company's deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. Prior to January 1, 2009, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax. In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands were reduced by an additional $3 million, resulting in the recognition of a $3 million deferred income tax benefit in the first six months of 2009. Furthermore, in the first six months of 2009, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the Operating Partnership reversed $5 million of current tax expense related to the built-in gains that had been accrued in 2008.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	320	320

Fixed Rate Debt
Senior Notes	1,028	1,080

Total Debt	1,948	2,000
Less: Current Portion (D)	(371)	(55)

Long-Term Portion	$1,577	$1,945

(A)	As of June 30, 2010, the interest rate on the $350 million term credit agreement was 0.74%.

(B)	As of June 30, 2010, the interest rate on the $250 million term credit agreement was 1.51%.

(C)	As of June 30, 2010, the weighted-average interest rate for the borrowings on the line of credit was 0.76%. As of June 30, 2010, we had $320 million of borrowings and $11 million of standby letters of credit outstanding; $419 million remained available for borrowing under our $750 million line of credit. As of July 1, 2010, $236 million of the borrowings under our line of credit was repaid.

(D)	The current portion includes outstanding borrowings of $320 million on our revolving line of credit as of June 30, 2010. The revolving line of credit agreement matures in June 2011.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2010 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital

January 1, 2010	$790	$1,485	$(19)	$2,256

Net Income before Allocation to Series T-1 Preferred Interest and Partners		101		101
Other Comprehensive Income (Loss), net of tax			(1)	(1)

Total Comprehensive Income				100

Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(69)		(69)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		3		3

March 31, 2010	$790	$1,506	$(20)	$2,276

Net Income before Allocation to Series T-1 Preferred Interest and Partners		50		50
Other Comprehensive Income (Loss), net of tax			—	—

Total Comprehensive Income				50

Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(116)		(116)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		1		1

June 30, 2010	$790	$1,426	$(20)	$2,196

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

	Balance at June 30, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$247	$ 247
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	4	4

Total	$279	$ 279

	Balance at December 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$298	$298
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	5	5

Total	$331	$331

(A)	Consists of several money market funds and is included in the $250 million and $299 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively.

(B)	Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009. At June 30, 2010, investments in these mutual funds were approximately 40% in domestic (U.S.) equities, 20% in international equities and 40% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $28 million at both June 30, 2010 and December 31, 2009. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $4 million at June 30, 2010 and $5 million at December 31, 2009. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income. Unrealized holding gains decreased $1 million during the six months ended June 30, 2010. Realized gains were less than $1 million for each of the six months ended June 30, 2010 and 2009.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $4 million at June 30, 2010

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and $5 million at December 31, 2009. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership’s Consolidated Statements of Income. The change in unrealized losses was less than $1 million for the six months ended June 30, 2010. Realized gains/losses were less than $1 million for each of the six months ended June 30, 2010 and 2009. Deferred compensation obligations are included in Other Liabilities and were $4 million at June 30, 2010 and $5 million at December 31, 2009.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $2.01 billion and $2.03 billion at June 30, 2010 and December 31, 2009, respectively, and the carrying amount was $1.95 billion and $2.00 billion at June 30, 2010 and December 31, 2009, respectively. The fair value of the Operating Partnership’s Public Debt (publicly issued 5.875% Senior Notes) is estimated using market quotes. The fair value of the Operating Partnership’s Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

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

There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month period ended June 30, 2010.

Summarized below are the Level 3 assets and liabilities reported in the Operating Partnership’s financial statements at fair value, measured on a nonrecurring basis, during the six-month period ended June 30, 2009 (in millions):

	Six Months Ended June 30, 2009	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used (A)	$—	$—	$(10)
Timberlands Held for Sale (B)	$25	$25	$(1)
Liabilities for Road Maintenance (C)	$7	$7	—

Total			$(11)

(A)	Included in earnings for the six months ended June 30, 2009 was an impairment charge of $10 million to write certain lumber assets with a carrying value of $10 million down to their fair value of $0. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(B)	Included in earnings for the six months ended June 30, 2009 was a loss of $1 million to write-down timberlands held for sale with a carrying amount of $26 million to their fair value (net of estimated selling costs) of $25 million. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections. These timberlands were exchanged for other timberlands during the third quarter of 2009.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(C)	The Operating Partnership has agreements with the federal government and obligations under state law under which it is obligated to pay maintenance or replacement costs for certain roads or to maintain or upgrade certain roads. At March 31, 2009, the Operating Partnership concluded that most of these liabilities could be reasonably estimated, and in accordance with the accounting for asset retirement obligations, the Operating Partnership recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2010	2009
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(3)
Recognized Actuarial Loss	—	1

Total Pension Cost	$2	$2

	Six Months Ended June 30,
	2010	2009
Service Cost	$4	$4
Interest Cost	4	4
Expected Return on Plan Assets	(4)	(4)
Recognized Actuarial Loss	—	1

Total Pension Cost	$4	$5

Note 10. Commitments and Contingencies

Contingencies. The Operating Partnership is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about a claim with respect to the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The parties to the case have agreed in principle to settle the matter as it pertains to Georgia-Pacific and the Operating Partnership expects a definitive settlement agreement to be executed in 2010. Our indemnification of Georgia-Pacific for the amount of the settlement is less than $1 million and was accrued in a prior period.

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

The carrying amount of the investment in the venture is $202 million at June 30, 2010 and $201 million at December 31, 2009, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $202 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of Affiliate

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $29 million for each of the six month periods ended June 30, 2010 and 2009. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $3 million and $4 million for the six month periods ended June 30, 2010 and 2009, respectively. The table below presents summarized income statement information for the Timberland Venture for the six months ended June 30 (in millions):

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Revenues	$10	$7
Cost of Goods Sold (A)	12	10
Selling, General and Administrative Expenses	1	1

Operating Income	(3)	(4)
Interest Income, net	29	29

Net Income before Allocation to Preferred and Common Interests	$26	$25

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $10 million and $9 million for the six month periods ended June 30, 2010 and 2009, respectively.

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products (B)	Other	Total (D)
Quarter Ended June 30, 2010
External Revenues	$44	$89	$43	$78	$4	$258

Intersegment Revenues	2	—	—	—	—	2

Depreciation, Depletion and Amortization	7	12	1	3	—	23

Basis of Real Estate Sold	—	—	11	—	—	11

Other Operating Gain	1	—	—	2	—	3

Operating Income	3	24	26	10	4	67

Quarter Ended June 30, 2009
External Revenues	$34	$89	$78	$66	$5	$272

Intersegment Revenues	1	—	—	—	—	1

Depreciation, Depletion and Amortization	6	13	1	3	—	23

Basis of Real Estate Sold	—	—	29	—	—	29

Operating Income (Loss)	(7)	23	44	—	4	64

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other (C)	Total (D)
Six Months Ended June 30, 2010
External Revenues	$97	$187	$142	$138	$11	$575

Intersegment Revenues	8	—	—	—	—	8

Depreciation, Depletion and Amortization	14	25	1	6	—	46

Basis of Real Estate Sold	—	—	43	—	—	43

Other Operating Gain	1	—	—	2	5	8

Operating Income	7	54	88	14	15	178

Six Months Ended June 30, 2009
External Revenues	$90	$172	$346	$124	$10	$742

Intersegment Revenues	2	—	—	—	—	2

Depreciation, Depletion and Amortization	13	24	1	17	—	55

Basis of Real Estate Sold	—	—	118	—	—	118

Operating Income (Loss)	(5)	43	214	(22)	9	239

(A)	During 2008, the Operating Partnership negotiated the sale of 310,000 acres in Montana for $489 million, to be closed in three phases. Proceeds of $250 million from the second phase were received during the first quarter of 2009. The third and final phase is expected to close in the fourth quarter of 2010 for $89 million. For the six months ended June 30, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

(B)	For the six months ended June 30, 2009, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 4 of the Notes to Consolidated Financial Statements.

During the second quarter of 2010, the Operating Partnership sold certain lumber manufacturing assets for a gain of $2 million. For the quarter and six months ended June 30, 2010, the $2 million gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(C)	During the first quarter of 2010, the Operating Partnership agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. For the six months ended June 30, 2010, the $5 million consideration is reported as Other Operating Gain in our Other Segment since the consideration was primarily for the release of mineral rights. For the six months ended June 30, 2010, the $5 million is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, we received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. We allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. The discounted cash flows were based on estimated future gas production, gas prices and operating and capital expenditures using internal and external sources. For the six months ended June 30, 2010, the sale is

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, will be amortized into revenue of the Other Segment over the expected approximate three-year term.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $2 million for the quarterly and six-month periods ended June 30, 2010 and 2009.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2010	2009
Total Segment Operating Income	$67	$64
Corporate and Other Unallocated Expenses	(12)	(11)
Other Unallocated Operating Income (Expense), net	1	—

Operating Income	56	53
Equity Earnings from Timberland Venture	15	14
Total Interest Expense, net	(19)	(23)

Income before Income Taxes	$52	44

	Six Months Ended June 30,
	2010	2009
Total Segment Operating Income	$178	$239
Corporate and Other Unallocated Expenses	(28)	(27)
Other Unallocated Operating Income (Expense), net	1	—

Operating Income	151	212
Equity Earnings from Timberland Venture	29	29
Total Interest Expense, net	(39)	(47)
Gain on Extinguishment of Debt	—	1

Income before Income Taxes	$141	$195

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Second Quarter 2010 Compared to Second Quarter 2009

The following tables and narrative compare operating results by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,
	2010	2009	Change
Operating Income (Loss) by Segment
Northern Resources	$3	$(7)	$10
Southern Resources	24	23	1
Real Estate	26	44	(18)
Manufactured Products	10	—	10
Other	4	4	—

Total Segment Operating Income	67	64	3

Other Costs and Eliminations	(12)	(11)	(1)

Other Unallocated Operating Income (Expense), net	1	—	1

Operating Income	$56	$53	$3

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.484	$66	0.371	$50
Pulpwood ($/Ton Delivered)	0.348	$38	0.397	$38

Total	0.832		0.768

Revenues increased by $11 million, or 31%, to $46 million in the second quarter of 2010 compared to the second quarter of 2009. This increase was due primarily to higher sawlog prices ($8 million) and higher sawlog harvest volumes ($5 million), partially offset by lower pulpwood volumes ($2 million). Sawlog harvest volumes were 31% higher compared to the second quarter of 2009. This increase in harvest volume is due primarily to accelerating harvesting into the second quarter of 2010 from future quarters of 2010 to take advantage of favorable log prices. Sawlog harvest levels for all of 2010 are expected to be comparable to the 2.1 million tons harvested during 2009 due primarily to continued harvest deferrals because of weak log prices and limited demand. Pulpwood harvest levels for all of 2010 are expected to decrease by approximately 20% compared to the 2.3 million tons harvested during 2009 due primarily to temporarily increasing harvest levels in prior years to capture favorable pulpwood prices.

Sawlog prices were 30% higher in the second quarter of 2010 compared to the second quarter of 2009. The higher prices were due primarily to a temporary improvement in demand as a result of low mill log inventories and improving lumber and plywood prices. Sawlog prices in Oregon peaked in May and have since been under downward pressure due to declining lumber and plywood prices and continued weak housing starts.

Northern Resources Segment operating income was $3 million for the second quarter of 2010 compared to an operating loss of $7 million for the second quarter of 2009. This increase of $10 million was due primarily to higher sawlog prices. Segment costs and expenses increased by $1 million, or 2%, to $43 million for the second quarter of 2010 due primarily to higher sawlog harvest levels. Log and haul rates per ton were flat during the second quarter of 2010 compared to the second quarter of 2009.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Stumpage)	1.122	$23	1.217	$22
Pulpwood ($/Ton Stumpage)	1.448	$12	1.849	$9

Total	2.570		3.066

Revenues were $89 million for both the second quarter of 2010 and the second quarter of 2009. Revenues were flat as higher pulpwood prices ($8 million) and higher sawlog prices ($4 million) were offset by lower pulpwood harvest volumes ($9 million) and lower sawlog harvest volumes ($3 million). Sawlog prices during the second quarter of 2010 improved modestly over the second quarter of 2009 but are currently under downward pressure due to declining lumber and plywood prices and adequate log supply. Favorable logging conditions in the current quarter increased the supply of available logs in the region. Pulpwood prices on a stumpage basis were 31% higher in the second quarter of 2010 compared to the second quarter of 2009 and on a delivered basis increased by 25%. This increase was due primarily to improving world-wide demand for pulp and paper products, as a result of the strengthening global economy and favorable exchange rates.

Pulpwood harvest volumes were 22% lower during the second quarter of 2010 compared to the second quarter of the prior year due primarily to accelerating harvest levels during the first quarter of 2010 to capture favorable pulpwood prices and our planned reduction in pulpwood harvest for the year. Total harvest levels for all of 2010 are expected to approximate the 11.4 million tons harvested during 2009; however, sawlog volume is expected to increase approximately 0.7 million tons and pulpwood volume is expected to decrease by 0.8 million tons. During the past several years we have concentrated on thinning young timber stands (i.e., first thinnings) to maintain vigorous growth rates and capture favorable pulpwood prices. The timber harvested during these first thinnings is predominately pulpwood. In 2010, we will be focusing a greater proportion of thinnings on more mature timber stands that contain both pulpwood and small diameter sawlogs.

Southern Resources Segment operating income was 27% of its revenues for the second quarter of 2010 and 26% for the second quarter of 2009. Segment costs and expenses decreased by $1 million, or 2%, to $65 million due primarily to lower harvest levels.

Real Estate Segment.

	Quarter Ended June 30, 2010			Quarter Ended June 30, 2009
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	1,950	$2	$1,120	9,840	$9	$900
Conservation	215	—	1,450	3,895	7	1,705
Higher and Better Use / Recreational	18,175	40	2,210	10,955	24	2,200
Development Properties	60	—	5,985	25	—	13,650

Subtotal	20,400	43		24,715	40

Large Non-Strategic	—	—	—	59,160	38	650

Total	20,400	$43		83,875	$78

Revenues decreased by $35 million, or 45%, to $43 million in the second quarter of 2010. This decrease is due primarily to revenue of $38 million from selling 59,160 large, non-strategic acres in Wisconsin during 2009. Excluding the large non-strategic acres in Wisconsin, real estate revenues during the second quarter of 2010 increased slightly compared to second quarter 2009. This increase is due primarily to an increase in the number of higher and better use / recreational acres sold ($16 million), offset in part by lower revenue from the sale of conservation properties ($7 million) and small non-strategic properties ($7 million). The increase in higher and better use / recreational acres sold is due primarily to our focus on listing more lower valued properties. We continue to focus in regions with lower value higher and better use / recreational properties as demand in regions with higher value properties remains weak. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding.

Real Estate Segment operating income was 60% of its second quarter revenues for 2010 compared to 56% for 2009. Real Estate Segment costs and expenses decreased by $17 million to $17 million in the second quarter of 2010 due primarily to selling fewer acres during 2010.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
	Sales Volume	Sales Realization	Sales Volume	Sales Realization
Lumber	30,813 MBF	$522	60,371 MBF	$340
Plywood	47,002 MSF	$397	40,729 MSF	$353
Fiberboard	50,010 MSF	$607	32,802 MSF	$593

Revenues increased by $12 million, or 18%, to $78 million in the second quarter of 2010 compared to the second quarter of 2009. This increase was due primarily to higher MDF sales volume ($10 million), higher lumber prices ($4 million), higher plywood sales volume ($2 million) and higher plywood prices ($2 million), offset in part by lower lumber sales volumes ($7 million).

MDF sales volume increased by 53% in the second quarter of 2010 compared to the second quarter of 2009 due primarily to limited supply. The world-wide supply of MDF was temporarily constrained as a result of the February 2010 earthquake in Chile.

Lumber sales prices increased 54% during the second quarter of 2010 due primarily to limited supply, a temporary increase in demand and the closure and curtailment of our mills in 2009 which sold a lower-value product. The supply of lumber was constrained due to weather-related log shortages and extensive mill curtailments during 2009 that created price increases lasting into the second quarter of 2010. Lumber prices peaked midway through the quarter and have been declining as demand for housing remains weak. Lumber sales volume declined 49% during the second quarter of 2010 due primarily to curtailed production. During 2009, we permanently closed two lumber mills and indefinitely suspended production at two other lumber mills as a result of historically low housing starts.

Plywood sales volume was 15% higher and plywood sales prices were 13% higher during the second quarter of 2010 due primarily to a temporary decrease in supply as a result of the Chilean earthquake. Additionally, plywood sales volume and prices were favorably impacted as a result of an increase in demand in specialty markets, such as recreational vehicle and transportation, as a result of the improving U.S. economy.

Manufactured Products Segment operating income was $10 million for the second quarter of 2010 compared to break-even results for the second quarter of 2009. This increase in operating performance was due primarily to an increase in MDF sales volume, an improvement in plywood and lumber prices, and a gain from the sale of certain lumber manufacturing assets ($2 million). This gain is reported as Other Operating Income (Expense), net in our Consolidated Statements of Income. See Note 14 of the Notes to Consolidated Financial Statements. Manufactured Products Segment costs and expenses increased by $2 million, or 3%, to $68 million for the second quarter of 2010.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $12 million during the second quarter of 2010 and by $11 million during the second quarter of 2009.

Interest Expense, net. Interest expense, net of interest income, decreased $4 million, or 11%, to $34 million in the second quarter of 2010. This decrease was due to primarily to lower amounts of fixed-rate debt outstanding during the second quarter of 2010 compared to the same period in the prior year. Current interest rates on fixed rate debt are substantially higher than interest rates on variable rate debt. Interest expense for both periods included $15 million related to our Note Payable to Timberland Venture.

Provision (Benefit) for Income Taxes. The provision for income taxes was $2 million for the second quarter of 2010 compared to a benefit for income taxes of $3 million for the second quarter of 2009. The increase in tax expense of $5 million is due primarily to improved results in our manufacturing business which increased operating income by $10 million during the second quarter of 2010 compared to the second quarter of 2009 (resulting in $4 million higher tax expense in 2010).

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following tables and narrative compare operating results by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2010	2009	Change
Operating Income (Loss) by Segment
Northern Resources	$7	$(5)	$12
Southern Resources	54	43	11
Real Estate	88	214	(126)
Manufactured Products	14	(22)	36
Other	15	9	6

Total Segment Operating Income	178	239	(61)

Other Costs and Eliminations	(28)	(27)	(1)

Other Unallocated Operating Income (Expense), net	1	—	1

Operating Income	$151	$212	$(61)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Delivered)	1.111	$62	0.896	$54
Pulpwood ($/Ton Delivered)	0.875	$38	1.010	$41

Total	1.986		1.906

Revenues increased by $13 million, or 14%, to $105 million in the first six months of 2010 compared to the first six months of 2009. This increase was due primarily to higher sawlog prices ($10 million) and higher sawlog harvest volumes ($10 million), partially offset by lower pulpwood harvest volumes ($5 million) and lower pulpwood prices ($3 million). Sawlog harvest volumes were 24% higher compared to the same period of 2009. This increase in harvest volume is due primarily to accelerating harvesting into the first half of 2010 from future quarters of 2010 to take advantage of favorable log prices. Pulpwood harvest volumes were 13% lower due primarily to temporarily increasing harvest levels in prior years to capture favorable pulpwood prices. Sawlog harvest levels for all of 2010 are expected to be comparable to the 2.1 million tons harvested during 2009 due primarily to continued harvest deferrals because of weak log prices and limited demand. Pulpwood harvest levels for all of 2010 are expected to decrease by approximately 20% compared to the 2.3 million tons harvested during 2009 due primarily to temporarily increasing harvest levels in prior years to capture favorable pulpwood prices.

Sawlog prices were 15% higher in the first six months of 2010 compared to the first six months of 2009. The higher prices were due primarily to a temporary improvement in demand as a result of low mill log inventories and improving lumber and plywood prices. Sawlog prices in Oregon peaked in May and have since been under downward pressure due to declining lumber and plywood prices and weak housing starts.

Northern Resources Segment operating income was $7 million for the first six months of 2010 compared to an operating loss of $5 million for the first six months of 2009. This increase of $12 million was due primarily to higher sawlog prices. Segment costs and expenses increased by $1 million, or 1%, to $98 million for the first six months of 2010 due primarily to higher sawlog harvest levels.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	2.396	$23	2.159	$23
Pulpwood ($/Ton Stumpage)	2.974	$13	3.336	$10

Total	5.370		5.495

Revenues increased by $15 million, or 9%, to $187 million in the first six months of 2010 compared to the first six months of 2009. This increase was due primarily to higher pulpwood prices ($11 million), higher sawlog harvest volumes ($8 million) and higher sawlog prices ($2 million), partially offset by lower pulpwood volumes ($8 million). Sawlog prices during the first half of 2010 improved modestly over the same period in the prior year but are currently under downward pressure due to declining lumber and plywood prices and adequate log supply. Favorable logging conditions in the second quarter of 2010 increased the supply of available logs in the region. Pulpwood prices on a stumpage basis were 27% higher in the first six months of 2010 compared to the first six months of 2009 and on a delivered basis increased by 16%. This increase was due primarily to a temporary shortage of logs and improved demand. Throughout most of the U.S. South, pulpwood was in short supply during the first quarter of 2010 due to extremely wet weather conditions. However, as a result of our extensive ownership, we were able to continue to make log deliveries while other timberland owners had to curtail production. Demand for pulpwood improved due primarily to the improvement in global economic conditions and the temporary supply-chain disruption of pulp as a result of the February earthquake in Chile.

Sawlog harvest volumes were 11% higher compared to the first six months of 2009 due primarily to a planned increase in sawlog harvest levels as a result of a shift in our standing inventory. Pulpwood harvest volumes were 11% lower due primarily to our planned decrease in pulpwood harvests. Total harvest levels for all of 2010 are expected to approximate the 11.4 million tons harvested during 2009; however, sawlog volume is expected to increase approximately 0.7 million tons and pulpwood volume is expected to decrease by 0.8 million tons. During the past several years we have concentrated on thinning young timber stands (i.e., first thinnings) to maintain vigorous growth rates and capture favorable pulpwood prices. The timber harvested during these first thinnings is predominately pulpwood. In 2010 we will be focusing a greater proportion of thinnings on more mature timber stands that contain both pulpwood and small diameter sawlogs.

Southern Resources Segment operating income was 29% of its revenues for the first six months of 2010 and 25% for the first six months of 2009. This increase was due primarily to higher pulpwood prices and an improved margin mix from log sales as a result of our shift to a greater proportion of sawlogs harvested during the period compared to the same period of 2009. Segment costs and expenses increased by $4 million, or 3%, to $133 million. This increase was due primarily to selling a higher percentage of delivered log sales as compared to stumpage sales during the first six months of 2010.

Real Estate Segment.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	31,590	$28	$900	11,505	$11	$960
Conservation	35,335	19	550	117,250	259	2,205
Higher and Better Use / Recreational	27,255	59	2,185	13,135	32	2,400
Development Properties	790	3	3,270	1,510	6	4,225

Subtotal	94,970	110		143,400	308

Large Non-Strategic	24,310	32	1,320	59,160	38	650

Total	119,280	$142		202,560	$346

Revenues decreased by $204 million to $142 million in the first half of 2010. This decrease is due primarily to lower revenues from sales of conservation properties ($240 million) and large non-strategic properties ($6 million), lower prices from higher and better use / recreational properties ($6 million), offset in part by an increase in the number of acres of higher and better use / recreational properties sold ($34 million), and revenues from small non-strategic land sales ($17 million). During the first quarter of 2010, we sold approximately 83,000 acres in several large sales that included approximately 35,000 acres of conservation properties for $19 million, approximately 23,000 acres of small non-strategic properties for $21 million, and approximately 24,000 acres of large non-strategic properties for $32 million. During the second quarter of 2009, we sold approximately 59,160 large non-strategic acres in Wisconsin for $38 million.

Revenues from the sale of conservation properties decreased by $240 million due primarily to the sale of approximately 112,000 acres in Montana for $250 million during the first quarter of 2009. The $250 million conservation sale during the first quarter of 2009 was the second in a three phase transaction. The third phase of approximately 70,000 acres in Montana is expected to close late in 2010 for approximately $89 million. As mentioned above, during 2010 we sold approximately 35,000 acres for $19 million. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Our average sales price per acre for higher and better use / recreational lands decreased approximately 9% compared to the first half of 2009 due primarily to selling more of our lower valued recreational properties. More than a year ago, we began listing more lower valued recreational properties as demand and price for properties with a higher value per acre weakened. The lower demand for higher valued recreational properties was due primarily to the decline in consumer discretionary capital, declining consumer confidence and the inability of buyers to secure debt financing. Consequently, our sales increased in regions with lower per acre prices. The number of higher and better use / recreational acres sold increased from 13,135 acres to 27,255 acres in the first half of 2010. This increase is due primarily to the weak demand during the first half of 2009 as a result of the financial crisis and recession in the U.S., and our focus on listing more lower valued properties. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding.

We expect revenues from real estate sales during 2010 to range between $350 million and $370 million of which approximately $89 million is from the expected closing of the third phase of our large Montana sale during the fourth quarter 2010.

In both 2010 and 2009, Real Estate Segment operating income was 62% of its first half revenues. Real Estate Segment costs and expenses decreased by $78 million to $54 million in the first half of 2010 due primarily to selling fewer acres during 2010.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Sales Volume	Sales Realization	Sales Volume	Sales Realization
Lumber	59,604 MBF	$512	95,494 MBF	$353
Plywood	92,106 MSF	$375	76,168 MSF	$357
Fiberboard	85,357 MSF	$599	66,846 MSF	$597

Revenues increased by $14 million, or 11%, to $138 million in the first six months of 2010 compared to the first six months of 2009. This increase was due primarily to higher MDF sales volume ($13 million), higher plywood sales volume ($6 million), and higher lumber prices ($6 million), offset in part by lower lumber sales volume ($9 million).

MDF sales volume increased by 28% in the first six months of 2010 compared to the first six months of 2009 due primarily to limited supply. The world-wide supply of MDF was temporarily constrained as a result of the February 2010 earthquake in Chile.

Plywood sales volume was 21% higher during the first six months of 2010 due primarily to improving demand and a decrease in supply. Demand increased in specialty markets, such as recreational vehicle, as a result of the improving U.S. economy. Additionally, the supply of high-grade plywood declined due primarily to the temporary curtailment of plywood production in Chile as a result of the earthquake.

Lumber sales prices were 45% higher during the first six months of 2010 due primarily to limited supply, increased demand and the closure and curtailment of our mills in 2009 which sold a lower-value product. The supply of lumber was constrained due to weather-related log shortages and extensive mill curtailments during 2009. The temporary improvement in demand was primarily due to the restocking of lumber inventories in anticipation of the spring building season. Lumber prices peaked during the second quarter of 2010 and have been declining as demand for housing remains weak. Lumber sales volume declined 38% during the first six months of 2010 due primarily to curtailed production. During 2009, we permanently closed two lumber mills and indefinitely suspended production at two other lumber mills as a result of historically low housing starts.

Manufactured Products Segment operating income was $14 million for the first six months of 2010 compared to a $22 million operating loss for the first six months of 2009. This increase in operating performance was due primarily to no impairments, write-downs, or severance charges in 2010, an increase in MDF sales volume, improved plywood and lumber prices and a $2 million gain from the sale of certain lumber manufacturing assets. This gain is reported as Other Operating Income (Expense), net in our Consolidated Statements of Income. During the first six months of 2009, we recorded a lumber mill impairment ($10 million), a related write-down of spare parts ($2 million), a write-down of mill inventories

($2 million) and severance charges ($2 million). See Note 5 of the Notes to Consolidated Financial Statements. Manufactured Products Segment costs and expenses decreased by $22 million, or 15%, to $124 million for the first six months of 2010 due primarily to no impairments, write-downs or severance charges in 2010 and lower lumber production.

Other Segment. Operating income increased $6 million to $15 million in the first six months of 2010 compared to the first six months of 2009 due primarily to consideration of $5 million in connection with the termination of a land lease in 2010. The $5 million is recorded as an operating gain in our Other Segment since the consideration was primarily for the release of mineral rights and is reported as Other Operating Income (Expense), net in our Consolidated Statements of Income.

During the first quarter of 2010, we received cash proceeds of $21 million for the sale of an undivided 50% interest in mineral rights (natural gas reserves on properties located in West Virginia) and to amend an agreement covering existing exploration rights. We allocated $11 million to the sale of mineral rights and $10 million to the modification of exploration rights. The sale of mineral rights is reported as Gain on Sale of Properties, net of tax in our Consolidated Statements of Income and was not included in the Other Segment’s operating income. The remaining consideration of $10 million related to the modified exploration rights, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, is being amortized into revenue of the Other Segment over the expected approximate three-year term. See Note 14 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consist of corporate overhead and intercompany profit elimination) decreased operating income by $28 million during the first six months of 2010 and by $27 million during the first six months of 2009.

Interest Expense, net. Interest expense, net of interest income, decreased $8 million, or 11%, to $68 million in the first six months of 2010. This decrease was due primarily to lower amounts of fixed-rate debt outstanding during the first six months of 2010 compared to the same period in the prior year. Current interest rates on fixed rate debt are substantially higher than interest rates on variable rate debt. Interest expense for both periods included $29 million related to our Note Payable to Timberland Venture.

Provision (Benefit) for Income Taxes. The provision for income taxes was $1 million for the first six months of 2010 compared to a benefit for income taxes of $23 million for the first six months of 2009. The decrease in the tax benefit of $24 million is due primarily to improved results in our manufacturing business which increased operating income by $36 million during the first six months of 2010 compared to the first six months of 2009 (resulting in $14 million higher tax expense in 2010). Additionally, in the first six months of 2009, we recorded a tax benefit related to the reversal of $5 million of previously accrued built-in gains tax and a reduction to our deferred tax liability of $3 million. See Note 6 of the Notes to Consolidated Financial Statements.

At June 30, 2010, we have recorded deferred tax assets of $56 million and deferred tax liabilities of $37 million. We have not recorded a valuation allowance in connection with our deferred tax asset of $56 million. A valuation allowance is recognized if it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to either the reversal of various timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize the company’s deferred tax assets.

Gain on Sale of Properties, net of tax. During the first six months of 2010, we sold an undivided 50% interest in mineral rights (natural gas reserves) on properties located in West Virginia for $11 million. See Other Segment above for detailed discussion of the transaction.

Financial Condition and Liquidity

During the six months ended June 30, 2010, we generated cash from operating activities of $207 million, which was sufficient to fund our year-to-date quarterly dividend distributions of $136 million and principal payments on our outstanding indebtedness of $53 million. We believe we have a strong balance sheet and do not foresee any short-term liquidity issues. At June 30, 2010, we had a cash balance of $250 million and had availability of $419 million under our line of credit. We have summarized our sources and uses of cash in a table at the end of this section.

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2010	2009	Change
Net Cash Provided By Operating Activities	$207	$394	$(187)
Net Cash Used In Investing Activities	(18)	(28)	10
Net Cash Used In Financing Activities	(238)	(388)	150

Change in Cash and Cash Equivalents	$(49)	$(22)	$(27)

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2010 totaled $207 million compared to $394 million for the same period in 2009. This decrease of $187 million is due primarily to net lower proceeds from real estate sales of $202 million and a $48 million favorable working capital change in 2009, offset in part by a combined $49 million increase in operating income from our Resources Segments and our Manufactured Products Segments (net of a $10 million non-cash impairment charge) and a lease bonus we received of $10 million from a modification of certain gas exploration rights. See Results of Operations for a discussion of the factors impacting operating income for our segments.

The net lower proceeds from real estate sales of $202 million was due primarily to the $250 million of proceeds received during the first quarter of 2009 from the closing of the second phase of a three phase transaction, partially offset by increased small non-strategic and higher and better use/recreational sales in the first half of 2010. The favorable working capital change of $48 million in 2009 is due to the timing of when proceeds from a like-kind exchange escrow account are either reinvested in replacement property or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days or distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. At June 30, 2010, there were no funds held in a like-kind exchange escrow account as no like-kind exchange transactions were entered into during 2009 or during the six months ended June 30, 2010. Whereas, during the six months ended June 30, 2009, we received proceeds of $48 million from our like-kind exchange escrow account related to transactions entered into during 2008. At present, we do not expect to enter into like-kind exchange transactions for the remainder of 2010. During the first quarter of 2010, we received proceeds of $10 million for a lease modification for gas exploration rights that were originally granted in 2008. The $10 million will be amortized into revenue over the remaining approximate three-year exploration term. See Other Segment in Results of Operations for further discussion.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2010 were $32 million compared to $29 million for the same period in 2009. These amounts include $1 million of real estate development expenditures for each of the six month periods ended June 30, 2010 and 2009. Planned capital expenditures for 2010, excluding the acquisition of timberlands, are expected to be approximately $75 million and include approximately $65 million for our timberlands, $3 million for our manufacturing facilities, $3 million for real estate development investments, and $4 million for investments in information technology, primarily for resource accounting system enhancements. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 60% of planned capital expenditures in 2010 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities and improve safety.

Debt Financing. We strive to maintain a balance sheet that provides the financial flexibility to pursue our strategic objectives. In order to maintain this financial flexibility, the company’s objective is to maintain its investment grade credit rating. This is reflected in our moderate use of debt, established access to credit markets and no material covenant restrictions in our debt agreements that would prevent us from prudently using debt capital. All of our borrowings, except for the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership (“the Partnership”).

Line of Credit. The company has a $750 million revolving line of credit agreement that matures in June 2011. As of June 30, 2010, the weighted-average interest rate for the borrowings on the line of credit was 0.76%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2010, we had $320 million of borrowings and $11 million of standby letters of credit outstanding; $419 million remained available for borrowing under our line of credit. As of July 1, 2010, $236 million of the borrowings under our line of credit was repaid.

Term Credit Agreements. The company has two term credit agreements under which there is $250 million and $350 million outstanding. These borrowings mature in 2012. The agreements allow for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

As of June 30, 2010, the interest rate for the $250 million term credit agreement was 1.51%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. As of June 30, 2010, the interest rate for the $350 million term credit agreement was 0.74%. The interest rate on this term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings.

Senior Notes. The Company has outstanding Senior Notes with various maturities and fixed interest rates. Approximately half of the Senior Notes are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of June 30, 2010, the Company has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (“Public Debt”). The Public Debt, which was issued by the Partnership, matures in 2015 and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Plum Creek Timber Company, Inc. and the Partnership have filed a shelf registration statement with the Securities and Exchange Commission which expires on April 24, 2012. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and the Partnership, from time to time, may offer and sell debt securities. The company and the Partnership intend to maintain a shelf registration statement with respect to such securities.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Senior Notes
Public Debt	$454	$453
Private Debt	574	627

Total Senior Notes	$1,028	$1,080

Debt Covenants. Our Senior Notes, Term Credit Agreements and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of June 30, 2010.

These restrictive covenants include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. Furthermore, our Line of Credit and Term Credit Agreements require that we maintain certain interest coverage and maximum leverage ratios. We have no covenants and restrictions associated with changes in our debt ratings. Furthermore, there are no material covenants associated with our Note Payable to Timberland Venture, and this indebtedness is not considered in computing compliance with any of our debt covenants because the debt is an obligation of Plum Creek Timber Company, Inc. and not an obligation of the Partnership.

As of June 30, 2010, we can borrow (in compliance with our debt incurrence covenant) the entire $750 million available under our Line of Credit. We expect that we will be able to maintain at least this level of borrowing capacity over the next twelve months.

Our borrowing agreements also limit our ability to make restricted payments based on a computation of “available cash,” which is generally defined as our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At June 30, 2010, our entire cash balance of $250 million is available to make restricted payments.

The following table summarizes our sources and uses of cash for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2010	2009
Sources of Cash:
Operations (A)	$187	$313	$(126)
Changes in Working Capital	(7)	57	(64)
Cash Distributions from Timberland Venture	28	25	3
Cash from Stock Option Exercises	2	—	2
Cash from Sale of Properties and Other Assets	13	—	13

Total Sources of Cash	223	395	(172)

Uses of Cash:
Returned to Stockholders:
Dividends	(136)	(138)	2
Common Stock Repurchases	(51)	(87)	36
Reinvest in the Business:
Capital Expenditures	(32)	(29)	(3)
Reduce Debt Obligations, net	(53)	(163)	110

Total Uses of Cash	(272)	(417)	145

Change in Cash and Cash Equivalents	$(49)	$(22)	$(27)

(A)	Calculated from the Consolidated Statements of Cash Flows. Amount is calculated by adding back non-cash items and other operating activities to Net Income.

Equity. On August 3, 2010, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on August 31, 2010 to stockholders of record on August 16, 2010. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

The Board of Directors, from time to time, has authorized a share repurchase program that may be increased from time to time at their discretion. For the six months ended June 30, 2010, the company repurchased approximately 1.37 million shares of common stock at a total cost of $50 million, or an average cost per share of $36.37. At June 30, 2010, there were no remaining funds authorized for share repurchases. On August 3, 2010, the Board of Directors authorized an additional $200 million share repurchase program.

Future Cash Requirements. Cash required to meet our future financial needs will be significant. We believe, however, that cash on hand and cash flows from operations will be sufficient to fund planned capital expenditures and principal and interest payments on our indebtedness for the next twelve months. Our $750 million revolving line of credit agreement matures in June 2011. We expect to enter into another line of credit in the fourth quarter of 2010 or early in the first quarter of 2011. During the next twelve months, the company has approximately $51 million of scheduled long-term debt principal payments. We intend to use a combination of cash and the available borrowing capacity under our current or replacement line of credit facility to fund the $51 million of maturing debt obligations.

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

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value (A)

June 30, 2010
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$308	$3	$250	$3	$467	$1,034	$1,112
Average Interest Rate( C)	6.7%	6.5%	6.2%	6.1%	5.9%	5.9%
Related Party Obligations
Principal Due						$783	$783	$871
Interest Rate						7.4%

Variable Rate Debt(D)	—	$320	$600	—	—	—	$920	$897

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

June 30, 2009
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$58	$56	$383	$4	$250	$469	$1,220	$1,186
Average Interest Rate(C)	6.7%	6.7%	6.6%	6.2%	6.1%	5.9%
Related Party Obligations
Principal Due						$783	$783	$719
Interest Rate						7.4%

Variable Rate Debt	—	—	$206	$600	—	—	$806	$771

(A)	The fair value of the company’s Public Debt (i.e., Senior Notes due 2015) is estimated using market quotes; the fair value of the company’s Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The decrease in fair value of our fixed rate debt compared to June 30, 2009 (excluding related party debt) was due primarily to the principal repayments and refinancings of $186 million of senior notes during the twelve month period, offset in part by declining market interest rates. In June 2010, treasury rates and credit spreads (the difference between corporate debt rates and treasury rates) were lower than June 2009, resulting in lower market interest rates. This change in market interest rates also resulted in the increase in fair value of our Note Payable to Timberland Venture at June 30, 2010 compared to June 30, 2009. The fair value of our floating rate term loans (variable rate debt) as of June 30, 2010 and June 30, 2009 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of June 30, 2010 and June 30, 2009.

(B)	Excludes unamortized discount of $6 million and $7 million at June 30, 2010 and 2009, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)	As of June 30, 2010, the weighted-average interest rate on the $320 million borrowings under our $750 million revolving line of credit was 0.76%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1.00% depending on our debt ratings. As of July 1, 2010, $236 million of the borrowings outstanding under our line of credit was repaid. As of June 30, 2010, the interest rate for the $350 million term credit agreement was 0.74%. The interest rate on the $350 million term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of June 30, 2010, the interest rate for the $250 million term credit agreement was 1.51%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the second quarter of 2010:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
April 1, 2010 through April 30, 2010	14 shares of common stock	$39.42	— shares of common stock		$50 million

May 1, 2010 through May 31, 2010	1,374,794 shares of common stock	$36.37	1,374,777 shares of common stock	$	— million

June 1, 2010 through June 30, 2010	— shares of common stock	$—	— shares of common stock	$	— million

Total	1,374,808 shares of common stock	$36.37	1,374,777 shares of common stock

(A)	Includes shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock unit awards under the company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the vesting dates of the awards.

(B)	The Board of Directors, from time to time, has authorized a share repurchase program. On October 21, 2008, the Board of Directors authorized and publicly announced a $200 million share repurchase program that expired during the quarter ended June 30, 2010 pursuant to its terms once all repurchase authority was exhausted. On August 3, 2010, the Board of Directors authorized an additional $200 million share repurchase program, which was publicly announced on August 4, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Real Estate Purchase and Sale Agreement dated as of June 30, 2008, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 30, 2008). Third Amendment to Real Estate Purchase and Sale Agreement dated as of January 13, 2009, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed January 15, 2009).

2.3	Credit Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, and The Royal Bank of Scotland, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Financial Institutions Party Thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 21, 2007).

2.4	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.5	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2009).

4.1	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4	Senior Note Agreement, dated as of October 9, 2001, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party thereto (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and Wells Fargo Bank, National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on July 3, 2006). Amendment Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., and Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of June 29, 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.2	Credit Agreement and Guarantee dated as of October 1, 2008 by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.3	Pledge Agreement dated as of October 1, 2008 between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

12.1	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: August 4, 2010