Form 10-Q
period 2010-09-30
PLUM CREEK TIMBER CO INC
filed 2010-11-03
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of October 29, 2010 was 161,609,893.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended September 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended September 30,
(In Millions, Except Per Share Amounts)	2010	2009

REVENUES:
Timber	$145	$152
Real Estate	39	73
Manufacturing	70	65
Other	5	4

Total Revenues	259	294

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	108	120
Real Estate	18	51
Manufacturing	62	65
Other	—	—

Total Cost of Goods Sold	188	236
Selling, General and Administrative	20	20

Total Costs and Expenses	208	256

Other Operating Income (Expense), net	—	—

Operating Income	51	38

Equity Earnings from Timberland Venture	15	14

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	20	22
Interest Expense (Note Payable to Timberland Venture)	14	14

Total Interest Expense, net	34	36

Income before Income Taxes	32	16
Benefit for Income Taxes	—	(3)

Net Income	$32	$19

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.20	$0.12
Net Income per Share – Diluted	$0.20	$0.12

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	161.6	162.8
– Diluted	161.8	162.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions, Except Per Share Amounts)	2010	2009

REVENUES:
Timber	$429	$414
Real Estate	181	419
Manufacturing	208	189
Other	16	14

Total Revenues	834	1,036

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	317	326
Real Estate	69	179
Manufacturing	184	205
Other	1	1

Total Cost of Goods Sold	571	711
Selling, General and Administrative	70	75

Total Costs and Expenses	641	786

Other Operating Income (Expense), net	9	—

Operating Income	202	250

Equity Earnings from Timberland Venture	44	43

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	59	69
Interest Expense (Note Payable to Timberland Venture)	43	43

Total Interest Expense, net	102	112

Gain on Extinguishment of Debt	—	1

Income before Income Taxes	144	182
Provision (Benefit) for Income Taxes	1	(26)

Income from Continuing Operations	143	208

Gain on Sale of Properties, net of tax	11	—

Net Income	$154	$208

PER SHARE AMOUNTS:

Income from Continuing Operations – Basic	$0.88	$1.27
Income from Continuing Operations – Diluted	$0.88	$1.27

Net Income per Share – Basic	$0.95	$1.27
Net Income per Share – Diluted	$0.94	$1.27

Dividends Declared – per Common Share Outstanding	$1.26	$1.26

Weighted-Average Number of Shares Outstanding
– Basic	162.2	163.5
– Diluted	162.5	163.6

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions, Except Per Share Amounts)	September 30, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$267	$299
Accounts Receivable	31	24
Taxes Receivable	1	15
Inventories	46	46
Deferred Tax Asset	7	6
Assets Held for Sale	99	115
Other Current Assets	18	14

	469	519

Timber and Timberlands, net	3,436	3,487
Property, Plant and Equipment, net	148	156
Equity Investment in Timberland Venture	189	201
Deferred Tax Asset	12	14
Investment in Grantor Trusts (at Fair Value)	32	33
Other Assets	35	38

Total Assets	$4,321	$4,448

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$51	$55
Line of Credit	320	—
Accounts Payable	32	32
Interest Payable	34	25
Wages Payable	16	20
Taxes Payable	20	14
Deferred Revenue	28	16
Other Current Liabilities	10	21

	511	183

Long-Term Debt	1,577	1,625
Line of Credit	—	320
Note Payable to Timberland Venture	783	783
Other Liabilities	79	71

Total Liabilities	2,950	2,982

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 161.6 at September 30, 2010 and 162.8 at December 31, 2009	2	2
Additional Paid-In Capital	2,241	2,233
Retained Earnings	59	110
Treasury Stock, at Cost, Common Shares – 26.2 at September 30, 2010 and 24.8 at December 31, 2009	(911)	(860)
Accumulated Other Comprehensive Income (Loss)	(20)	(19)

Total Stockholders’ Equity	1,371	1,466

Total Liabilities and Stockholders’ Equity	$4,321	$4,448

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$154	$208
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009)	72	85
Basis of Real Estate Sold	57	139
Equity Earnings from Timberland Venture	(44)	(43)
Distributions from Timberland Venture	56	53
Deferred Income Taxes	1	(21)
Gain on Sale of Properties and Other Assets	(13)	—
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	5	(5)
Pension Plan Contributions	(4)	(8)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	48
Income Tax Receivable	14	17
Other Working Capital Changes	(2)	12
Other	16	7

Net Cash Provided By Operating Activities	312	492

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(51)	(45)
Timberlands Acquired	—	(1)
Proceeds from Sale of Properties and Other Assets	13	1
Other	1	(1)

Net Cash Used In Investing Activities	(37)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(205)	(207)
Borrowings on Line of Credit	1,505	695
Repayments on Line of Credit	(1,505)	(662)
Principal Payments and Retirement of Long-Term Debt	(53)	(203)
Proceeds from Stock Option Exercises	2	—
Acquisition of Treasury Stock	(51)	(87)

Net Cash Used In Financing Activities	(307)	(464)

Increase (Decrease) In Cash and Cash Equivalents	(32)	(18)

Cash and Cash Equivalents:
Beginning of Period	299	369

End of Period	$267	$351

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At September 30, 2010, the company owned and managed approximately 6.9 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which production has been indefinitely suspended). Included in the 6.9 million acres are about 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2010	2009
Net Income Available to Common Stockholders	$32	$19

Denominator for Basic Earnings per Share	161.6	162.8
Effect of Dilutive Securities – Stock Options	0.1	0.1
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	0.1	—

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	161.8	162.9

Per Share Amounts:
Net Income Per Share – Basic	$0.20	$0.12
Net Income Per Share – Diluted	$0.20	$0.12

	Nine Months Ended September 30,
	2010	2009
Income from Continuing Operations	$143	$208
Gain on Sale of Properties, net of tax	11	—

Net Income Available to Common Stockholders	$154	$208

Denominator for Basic Earnings per Share	162.2	163.5
Effect of Dilutive Securities – Stock Options	0.2	0.1
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	0.1	—

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.5	163.6

Per Share Amounts – Basic:
Income from Continuing Operations	$0.88	$1.27
Gain on Sale of Properties, net of tax	0.07	—

Net Income	$0.95	$1.27

Per Share Amounts – Diluted:
Income from Continuing Operations	$0.88	$1.27
Gain on Sale of Properties, net of tax	0.07	—

Net Income	$0.94	$1.27

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

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and nine-month periods ended September 30 (shares in millions):

	Quarter Ended September 30,
	2010	2009
Number of Options	2.3	2.2
Range of Exercise Prices	$33.75 to $43.23	$32.28 to $43.23
Expiration on or before	February 2020	February 2019

	Nine Months Ended September 30,
	2010	2009
Number of Options	2.1	2.2
Range of Exercise Prices	$33.75 to $43.23	$30.70 to $43.23
Expiration on or before	February 2020	February 2019

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2010	December 31, 2009
Raw Materials (primarily logs)	$9	$9
Work-In-Process	1	1
Finished Goods	23	23

	33	33
Supplies	13	13

Total	$46	$46

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2010	December 31, 2009
Timber and Logging Roads, net	$2,274	$2,307
Timberlands	1,162	1,180

Timber and Timberlands, net	$3,436	$3,487

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2010	December 31, 2009
Land, Buildings and Improvements	$84	$86
Machinery and Equipment	308	308

	392	394
Accumulated Depreciation	(244)	(238)

Property, Plant and Equipment, net	$148	$156

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

Following the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. Prior to January 1, 2009, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax. In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands were reduced by an additional $3 million, resulting in the recognition of a $3 million deferred income tax benefit in the first nine months of 2009. Furthermore, in the first nine months of 2009, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the company reversed $5 million of current tax expense related to the built-in gains that had been accrued in 2008. As a result of the enactment of the Small Business Jobs Act of 2010, the company concluded that it no longer needs a deferred tax liability in connection with expected sales of timberlands that are subject to the built-in-gains tax. Therefore, the company reduced its deferred tax liability by $1 million during the first nine months of 2010.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Borrowings

Debt consisted of the following (in millions):

	September 30, 2010	December 31, 2009
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	320	320

Fixed Rate Debt
Senior Notes	1,028	1,080
Note Payable to Timberland Venture	783	783

Total Debt	2,731	2,783
Less: Current Portion (D)	(371)	(55)

Long-Term Portion	$2,360	$2,728

(A)	As of September 30, 2010, the interest rate on the $350 million term credit agreement was 0.71%.

(B)	As of September 30, 2010, the interest rate on the $250 million term credit agreement was 1.28%.

(C)	As of September 30, 2010, the weighted-average interest rate for the borrowings on the line of credit was 0.67%. As of September 30, 2010, we had $320 million of borrowings and $9 million of standby letters of credit outstanding; $421 million remained available for borrowing under our $750 million line of credit. As of October 1, 2010, $249 million of the borrowings under our line of credit was repaid.

(D)	The current portion includes outstanding borrowings of $320 million on our revolving line of credit as of September 30, 2010. The revolving line of credit agreement matures in June 2011.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2010 (in millions):

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity
January 1, 2010	162.8	$2	$2,233	$110	$(860)	$(19)	$1,466

Net Income				87			87
Other Comprehensive Income (Loss), net of tax						(1)	(1)

Total Comprehensive Income							86

Dividends				(68)			(68)
Shares Issued under Stock Incentive Plans	0.1	—	1				1
Share-based Compensation			2				2
Common Stock Repurchased	—	—			(1)		(1)

March 31, 2010	162.9	$2	$2,236	$129	$(861)	$(20)	$1,486

Net Income				35			35
Other Comprehensive Income (Loss), net of tax						—	—

Total Comprehensive Income							35

Dividends				(68)			(68)
Stock Option Exercises	0.1	—	2				2
Share-based Compensation			1				1
Common Stock Repurchased	(1.4)	—			(50)		(50)

June 30, 2010	161.6	$2	$2,239	$96	$(911)	$(20)	$1,406

Net Income				32			32
Other Comprehensive Income (Loss), net of tax						—	—

Total Comprehensive Income							32

Dividends				(69)			(69)
Share-based Compensation			2				2

September 30, 2010	161.6	$2	$2,241	$59	$(911)	$(20)	$1,371

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

	Balance at September 30, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$262	$262
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	4	4

Total	$294	$294

	Balance at December 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$298	$298
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	5	5

Total	$331	$331

(A)	Consists of several money market funds and is included in the $267 million and $299 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively.

(B)	Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009. At September 30, 2010, investments in these mutual funds were approximately 40% in domestic (U.S.) equities, 20% in international equities and 40% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $28 million at both September 30, 2010 and December 31, 2009. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $4 million at September 30, 2010 and $5 million at December 31, 2009. The company records changes in unrealized holding gains and losses in Other Comprehensive Income. Unrealized holding gains decreased $1 million during the nine months ended September 30, 2010. Realized gains were less than $1 million for each of the nine months ended September 30, 2010 and 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Trading Securities. Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. The fair value of these investments was $4 million at September 30, 2010 and $5 million at December 31, 2009. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company’s Consolidated Statements of Income. The change in unrealized losses was less than $1 million for the nine months ended September 30, 2010. Realized gains/losses were less than $1 million for the nine months ended September 30, 2010 and $1 million for the nine months ended September 30, 2009. Deferred compensation obligations are included in Other Liabilities and were $4 million at September 30, 2010 and $5 million at December 31, 2009.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.92 billion and $2.82 billion at September 30, 2010 and December 31, 2009, respectively, and the carrying amount was $2.73 billion and $2.78 billion at September 30, 2010 and December 31, 2009, respectively. The fair value of the company’s Public Debt (publicly issued 5.875% Senior Notes) is estimated using market quotes. The fair value of the company’s Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

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

There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month period ended September 30, 2010.

Summarized below are the Level 3 assets and liabilities reported in the company’s financial statements at fair value, measured on a nonrecurring basis, during the nine-month period ended September 30, 2009 (in millions):

	Nine Months Ended September 30, 2009	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used (A)	$—	$—	$(10)
Timberlands Held for Sale (B)	$25	$25	$(1)
Liabilities for Road Maintenance (C)	$7	$7	—

Total			$(11)

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	Included in earnings for the nine months ended September 30, 2009 was an impairment charge of $10 million to write-down certain lumber assets with a carrying value of $10 million to their fair value of $0. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(B)	Included in earnings for the nine months ended September 30, 2009 was a loss of $1 million to write-down timberlands held for sale with a carrying amount of $26 million to their fair value (net of estimated selling costs) of $25 million. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections. These timberlands were exchanged for other timberlands during the third quarter of 2009.

(C)	The company has agreements with the federal government and obligations under state law under which it is obligated to pay maintenance or replacement costs for certain roads or to maintain or upgrade certain roads. At March 31, 2009, the company concluded that most of these liabilities could be reasonably estimated, and in accordance with the accounting for asset retirement obligations, the company recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2010	2009
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Settlement Loss	—	4

Total Pension Cost	$2	$6

	Nine Months Ended September 30,
	2010	2009
Service Cost	$6	$6
Interest Cost	6	6
Expected Return on Plan Assets	(6)	(6)
Recognized Actuarial Loss	—	1
Settlement Loss	—	4

Total Pension Cost	$6	$11

During 2009, the company permanently closed two lumber mills, indefinitely curtailed a third lumber mill and had additional employee terminations. The majority of the employees terminated elected to receive a lump-sum

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

distribution from the pension plan. In accordance with the accounting for settlements, curtailments and certain termination benefits, we recorded a $4 million settlement loss as a result of the 2009 lump-sum distributions for the quarter and nine months ended September 30, 2009. The settlement loss represented a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income. It is the company’s accounting policy to recognize a settlement gain or loss when total settlements for the year exceed the sum of the current period interest and service costs.

It is the company’s policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan were discontinued) over a market cycle (generally 3 to 5 years). During the third quarter of 2010, the company contributed $4 million to its qualified pension plan. Depending on asset returns and interest rates, the company may contribute up to an additional $8 million to the qualified pension plan during the fourth quarter of 2010.

Note 11. Commitments and Contingencies

Contingencies. The company is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about a claim with respect to the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The parties to the case settled the matter as it pertains to Georgia-Pacific in 2010. Our indemnification of Georgia-Pacific for the amount of the settlement is less than $1 million and was accrued in a prior period.

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

The carrying amount of the investment in the venture is $189 million at September 30, 2010 and $201 million at December 31, 2009, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $189 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 13. Summarized Income Statement Information of Affiliate

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $44 million for the nine month period ending September 30, 2010, and were $43 million for the nine month period ending September 30, 2009. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $4 million and $6 million for the nine month periods ended September 30, 2010 and 2009, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $43 million for each of the nine month periods ended September 30, 2010 and 2009. The table below presents summarized income statement information for the Timberland Venture for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2010	2009
Revenues	$13	$11
Cost of Goods Sold(A)	14	15
Selling, General and Administrative Expenses	2	2

Operating Income	(3)	(6)
Interest Income, net	43	43

Net Income before Allocation to Preferred and Common Interests	$40	$37

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $13 million for each of the nine month periods ended September 30, 2010 and 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other	Total (D)

Quarter Ended September 30, 2010
External Revenues	$52	$93	$39	$70	$5	$259

Intersegment Revenues	5	—	—	—	—	5

Depreciation, Depletion and Amortization	8	12	—	3	—	23

Basis of Real Estate Sold	—	—	14	—	—	14

Operating Income	5	25	19	7	5	61

Quarter Ended September 30, 2009
External Revenues	$58	$94	$73	$65	$4	$294

Intersegment Revenues	5	—	—	—	—	5

Depreciation, Depletion and Amortization	9	15	—	3	—	27

Basis of Real Estate Sold	—	—	21	—	—	21

Operating Income (Loss)	3	21	20	(1)	4	47

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other (C)	Total (D)

Nine Months Ended September 30, 2010
External Revenues	$149	$280	$181	$208	$16	$834

Intersegment Revenues	13	—	—	—	—	13

Depreciation, Depletion and Amortization	22	37	1	9	—	69

Basis of Real Estate Sold	—	—	57	—	—	57

Other Operating Gain	1	—	—	2	5	8

Operating Income	12	79	107	21	20	239

Nine Months Ended September 30, 2009
External Revenues	$148	$266	$419	$189	$14	$1,036

Intersegment Revenues	7	—	—	—	—	7

Depreciation, Depletion and Amortization	22	39	1	20	—	82

Basis of Real Estate Sold	—	—	139	—	—	139

Operating Income (Loss)	(2)	64	234	(23)	13	286

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	During the third quarter of 2009, the company completed a non-cash exchange of real estate. The Real Estate Segment recognized revenue of $25 million which represents the fair value of the exchange. No operating income was recognized in the transaction as the book value of the timberlands disposed of approximated the exchange value of $25 million. For the quarter and nine months ended September 30, 2009, the Basis of Real Estate Sold in the table above and in the Consolidated Statements of Cash Flows does not include the $25 million of basis for the timberlands relinquished in the non-cash exchange.

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

(B)	For the nine months ended September 30, 2009, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 5 of the Notes to Consolidated Financial Statements.

During the second quarter of 2010, the company sold certain lumber manufacturing assets for a gain of $2 million. For the nine months ended September 30, 2010, the $2 million gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(C)	During the first quarter of 2010, the company agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. For the nine months ended September 30, 2010, the $5 million consideration is reported as Other Operating Gain in our Other Segment since the consideration was primarily for the release of mineral rights. For the nine months ended September 30, 2010, the $5 million is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, we received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. We allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. The discounted cash flows were based on estimated future gas production, gas prices and operating and capital expenditures using internal and external sources. For the nine months ended September 30, 2010, the sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, will be amortized into revenue of the Other Segment over the expected approximate three-year term.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $3 million for the quarterly and nine-month periods ended September 30, 2010 and 2009.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2010	2009
Total Segment Operating Income	$61	$47
Corporate and Other Unallocated Expenses	(10)	(9)
Other Unallocated Operating Income (Expense), net	—	—

Operating Income	51	38
Equity Earnings from Timberland Venture	15	14
Total Interest Expense, net	(34)	(36)

Income before Income Taxes	$32	$16

	Nine Months Ended September 30,
	2010	2009
Total Segment Operating Income	$239	$286
Corporate and Other Unallocated Expenses	(38)	(36)
Other Unallocated Operating Income (Expense), net	1	—

Operating Income	202	250
Equity Earnings from Timberland Venture	44	43
Total Interest Expense, net	(102)	(112)
Gain on Extinguishment of Debt	—	1

Income before Income Taxes	$144	$182

Note 15. Subsequent Events

Quarterly Dividend. On November 2, 2010, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on November 30, 2010 to stockholders of record on November 16, 2010.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of September 30, 2010, Plum Creek Timberlands, L.P. has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (debt securities) pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2010	2009

REVENUES:
Timber	$145	$152
Real Estate	39	73
Manufacturing	70	65
Other	5	4

Total Revenues	259	294

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	108	120
Real Estate	18	51
Manufacturing	62	65
Other	—	—

Total Cost of Goods Sold	188	236
Selling, General and Administrative	20	20

Total Costs and Expenses	208	256

Other Operating Income (Expense), net	—	—

Operating Income	51	38

Equity Earnings from Timberland Venture	15	14

Interest Expense, net	20	22

Income before Income Taxes	46	30
Benefit for Income Taxes	—	(3)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	46	33
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)

Net Income Available to Common Interest Partners	$32	$19

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2010	2009

REVENUES:
Timber	$429	$414
Real Estate	181	419
Manufacturing	208	189
Other	16	14

Total Revenues	834	1,036

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	317	326
Real Estate	69	179
Manufacturing	184	205
Other	1	1

Total Cost of Goods Sold	571	711
Selling, General and Administrative	70	75

Total Costs and Expenses	641	786

Other Operating Income (Expense), net	9	—

Operating Income	202	250

Equity Earnings from Timberland Venture	44	43

Interest Expense, net	59	69

Gain on Extinguishment of Debt	—	1

Income before Income Taxes	187	225
Provision (Benefit) for Income Taxes	1	(26)

Income from Continuing Operations	186	251

Gain on Sale of Properties, net of tax	11	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	197	251
Net Income Allocable to Series T-1 Preferred Interest	(43)	(43)

Net Income Available to Common Interest Partners	$154	$208

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	September 30, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and Cash Equivalents	$267	$299
Accounts Receivable	31	24
Taxes Receivable	1	15
Inventories	46	46
Deferred Tax Asset	7	6
Assets Held for Sale	99	115
Other Current Assets	18	14

	469	519

Timber and Timberlands, net	3,436	3,487
Property, Plant and Equipment, net	148	156
Equity Investment in Timberland Venture	189	201
Deferred Tax Asset	12	14
Investment in Grantor Trusts ($32 and $33 at Fair Value in 2010 and 2009)	33	34
Other Assets	35	38

Total Assets	$4,322	$4,449

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$51	$55
Line of Credit	320	—
Accounts Payable	32	32
Interest Payable	27	18
Wages Payable	16	20
Taxes Payable	20	14
Deferred Revenue	28	16
Other Current Liabilities	10	21

	504	176

Long-Term Debt	1,577	1,625
Line of Credit	—	320
Other Liabilities	80	72

Total Liabilities	2,161	2,193

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,371	1,466

Total Partnership Capital	2,161	2,256

Total Liabilities and Partnership Capital	$4,322	$4,449

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income before Allocation to Preferred Partnership Interest and Partners	$197	$251
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009)	72	85
Basis of Real Estate Sold	57	139
Equity Earnings from Timberland Venture	(44)	(43)
Distributions from Timberland Venture	56	53
Deferred Income Taxes	1	(21)
Gain on Sale of Properties and Other Assets	(13)	—
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	5	(5)
Pension Plan Contributions	(4)	(8)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	48
Income Tax Receivable	14	17
Other Working Capital Changes	(2)	12
Other	16	7

Net Cash Provided By Operating Activities	355	535

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(51)	(45)
Timberlands Acquired	—	(1)
Proceeds from Sale of Properties and Other Assets	13	1
Other	1	(1)

Net Cash Used In Investing Activities	(37)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions to Common Partners	(254)	(294)
Cash Distributions for Series T-1 Preferred Interest	(43)	(43)
Borrowings on Line of Credit	1,505	695
Repayments on Line of Credit	(1,505)	(662)
Principal Payments and Retirement of Long-Term Debt	(53)	(203)

Net Cash Used In Financing Activities	(350)	(507)

Increase (Decrease) In Cash and Cash Equivalents	(32)	(18)

Cash and Cash Equivalents:
Beginning of Period	299	369

End of Period	$267	$351

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

At September 30, 2010, the Operating Partnership owned and managed approximately 6.9 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which production has been indefinitely suspended). Included in the 6.9 million acres are about 1.35 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 250,000 acres of non-strategic timberlands, which are expected to be sold over the next five years. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2010	December 31, 2009
Raw Materials (primarily logs)	$9	$9
Work-In-Process	1	1
Finished Goods	23	23

	33	33
Supplies	13	13

Total	$46	$46

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2010	December 31, 2009
Timber and Logging Roads, net	$2,274	$2,307
Timberlands	1,162	1,180

Timber and Timberlands, net	$3,436	$3,487

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2010	December 31, 2009
Land, Buildings and Improvements	$84	$86
Machinery and Equipment	308	308

	392	394
Accumulated Depreciation	(244)	(238)

Property, Plant and Equipment, net	$148	$156

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Income Taxes

Plum Creek Timberlands, L.P. is a wholly-owned limited partnership and therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% (directly and indirectly) to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT generally does not pay corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. However, the Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some higher value timberlands. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s wholly-owned taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

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

Following the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. Prior to January 1, 2009, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax. In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands were reduced by an additional $3 million, resulting in the recognition of a $3 million deferred income tax benefit in the first nine months of 2009. Furthermore, in the first nine months of 2009, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the Operating Partnership reversed $5 million of current tax expense related to the built-in gains that had been accrued in 2008. As a result of the enactment of the Small Business Jobs Act of 2010, the Operating Partnership concluded that it no longer needs a deferred tax liability in connection with expected sales of timberlands that are subject to the built-in-gains tax. Therefore, the Operating Partnership reduced its deferred tax liability by $1 million during the first nine months of 2010.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	September 30, 2010	December 31, 2009
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Term Credit Agreement (B)	250	250
Revolving Line of Credit (C)	320	320

Fixed Rate Debt
Senior Notes	1,028	1,080

Total Debt	1,948	2,000
Less: Current Portion (D)	(371)	(55)

Long-Term Portion	$1,577	$1,945

(A)	As of September 30, 2010, the interest rate on the $350 million term credit agreement was 0.71%.

(B)	As of September 30, 2010, the interest rate on the $250 million term credit agreement was 1.28%.

(C)	As of September 30, 2010, the weighted-average interest rate for the borrowings on the line of credit was 0.67%. As of September 30, 2010, we had $320 million of borrowings and $9 million of standby letters of credit outstanding; $421 million remained available for borrowing under our $750 million line of credit. As of October 1, 2010, $249 million of the borrowings under our line of credit was repaid.

(D)	The current portion includes outstanding borrowings of $320 million on our revolving line of credit as of September 30, 2010. The revolving line of credit agreement matures in June 2011.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2010 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital

January 1, 2010	$790	$1,485	$(19)	$2,256

Net Income before Allocation to Series T-1 Preferred Interest and Partners		101		101
Other Comprehensive Income (Loss), net of tax			(1)	(1)

Total Comprehensive Income				100

Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(69)		(69)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		3		3

March 31, 2010	$790	$1,506	$(20)	$2,276

Net Income before Allocation to Series T-1 Preferred Interest and Partners		50		50
Other Comprehensive Income (Loss), net of tax			—	—

Total Comprehensive Income				50

Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(116)		(116)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		1		1

June 30, 2010	$790	$1,426	$(20)	$2,196

Net Income before Allocation to Series T-1 Preferred Interest and Partners		46		46
Other Comprehensive Income (Loss), net of tax			—	—

Total Comprehensive Income				46

Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(69)		(69)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2

September 30, 2010	$790	$1,391	$(20)	$2,161

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

	Balance at September 30, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$262	$ 262
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	4	4

Total	$294	$ 294

	Balance at December 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$298	$298
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	5	5

Total	$331	$331

(A)	Consists of several money market funds and is included in the $267 million and $299 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, respectively.

(B)	Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009. At September 30, 2010, investments in these mutual funds were approximately 40% in domestic (U.S.) equities, 20% in international equities and 40% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. The fair value of these investments was $28 million at both September 30, 2010 and December 31, 2009. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income, unless an other than temporary impairment has occurred, which is then charged to expense. Unrealized holding gains were $4 million at September 30, 2010 and $5 million at December 31, 2009. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income. Unrealized holding gains decreased $1 million during the nine months ended September 30, 2010. Realized gains were less than $1 million for each of the nine months ended September 30, 2010 and 2009.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

to fund deferred compensation obligations. The fair value of these investments was $4 million at September 30, 2010 and $5 million at December 31, 2009. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership’s Consolidated Statements of Income. The change in unrealized losses was less than $1 million for the nine months ended September 30, 2010. Realized gains/losses were less than $1 million for the nine months ended September 30, 2010 and $1 million for the nine months ended September 30, 2009. Deferred compensation obligations are included in Other Liabilities and were $4 million at September 30, 2010 and $5 million at December 31, 2009.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $2.03 billion at both September 30, 2010 and December 31, 2009, respectively, and the carrying amount was $1.95 billion and $2.00 billion at September 30, 2010 and December 31, 2009, respectively. The fair value of the Operating Partnership’s Public Debt (publicly issued 5.875% Senior Notes) is estimated using market quotes. The fair value of the Operating Partnership’s Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreements was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

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

There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month period ended September 30, 2010.

Summarized below are the Level 3 assets and liabilities reported in the Operating Partnership’s financial statements at fair value, measured on a nonrecurring basis, during the nine-month period ended September 30, 2009 (in millions):

	Nine Months Ended September 30, 2009	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Certain Long-Lived Lumber Assets Held and Used (A)	$—	$—	$(10)
Timberlands Held for Sale (B)	$25	$25	$(1)
Liabilities for Road Maintenance (C)	$7	$7	—

Total			$(11)

(A)	Included in earnings for the nine months ended September 30, 2009 was an impairment charge of $10 million to write-down certain lumber assets with a carrying value of $10 million to their fair value of $0. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(B)	Included in earnings for the nine months ended September 30, 2009 was a loss of $1 million to write-down timberlands held for sale with a carrying amount of $26 million to their fair value (net of estimated selling costs) of $25 million. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections. These timberlands were exchanged for other timberlands during the third quarter of 2009.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(C)	The Operating Partnership has agreements with the federal government and obligations under state law under which it is obligated to pay maintenance or replacement costs for certain roads or to maintain or upgrade certain roads. At March 31, 2009, the Operating Partnership concluded that most of these liabilities could be reasonably estimated, and in accordance with the accounting for asset retirement obligations, the Operating Partnership recorded road maintenance liabilities and related timberland assets with an estimated fair value of $7 million. The fair value was determined using a cost approach based on internal projections.

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2010	2009
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Settlement Loss	—	4

Total Pension Cost	$2	$6

	Nine Months Ended September 30,
	2010	2009
Service Cost	$6	$6
Interest Cost	6	6
Expected Return on Plan Assets	(6)	(6)
Recognized Actuarial Loss	—	1
Settlement Loss	—	4

Total Pension Cost	$6	$11

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During 2009, the Operating Partnership permanently closed two lumber mills, indefinitely curtailed a third lumber mill and had additional employee terminations. The majority of the employees terminated elected to receive a lump-sum distribution from the pension plan. In accordance with the accounting for settlements, curtailments and certain termination benefits, we recorded a $4 million settlement loss as a result of the 2009 lump-sum distributions for the quarter and nine months ended September 30, 2009. The settlement loss represented a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income. It is the Operating Partnership’s accounting policy to recognize a settlement gain or loss when total settlements for the year exceed the sum of the current period interest and service costs.

It is the Operating Partnership’s policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan were discontinued) over a market cycle (generally 3 to 5 years). During the third quarter of 2010, the Operating Partnership contributed $4 million to its qualified pension plan. Depending on asset returns and interest rates, the Operating Partnership may contribute up to an additional $8 million to the qualified pension plan during the fourth quarter of 2010.

Note 10. Commitments and Contingencies

Contingencies. The Operating Partnership is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about a claim with respect to the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The parties to the case settled the matter as it pertains to Georgia-Pacific in 2010. Our indemnification of Georgia-Pacific for the amount of the settlement is less than $1 million and was accrued in a prior period.

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Timberland Venture is a variable interest entity. The primary operating activities of the Timberland Venture consist of the ownership of timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly distributions to PC Ventures which it uses to fund interest payments on the loan owed by PC Ventures,, the Operating Partnership has not provided financing or other support to the venture. The venture is financed by a $15 million line of credit obtained by the Timberland Venture.

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

The carrying amount of the investment in the venture is $189 million at September 30, 2010 and $201 million at December 31, 2009, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $189 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of Affiliate

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $44 million for the nine month period ending September 30, 2010, and were $43 million for the nine month period ending September 30, 2009. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $4 million and $6 million for the nine month periods ended September 30, 2010 and 2009, respectively. The table below presents summarized income statement information for the Timberland Venture for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2010	2009
Revenues	$13	$11
Cost of Goods Sold(A)	14	15
Selling, General and Administrative Expenses	2	2

Operating Income	(3)	(6)
Interest Income, net	43	43

Net Income before Allocation to Preferred and Common Interests	$40	$37

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $13 million for each of the nine month periods ended September 30, 2010 and 2009.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products	Other	Total (D)
Quarter Ended September 30, 2010
External Revenues	$52	$93	$39	$70	$5	$259

Intersegment Revenues	5	—	—	—	—	5

Depreciation, Depletion and Amortization	8	12	—	3	—	23

Basis of Real Estate Sold	—	—	14	—	—	14

Operating Income	5	25	19	7	5	61

Quarter Ended September 30, 2009
External Revenues	$58	$94	$73	$65	$4	$294

Intersegment Revenues	5	—	—	—	—	5

Depreciation, Depletion and Amortization	9	15	—	3	—	27

Basis of Real Estate Sold	—	—	21	—	—	21

Operating Income (Loss)	3	21	20	(1)	4	47

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other (C)	Total (D)
Nine Months Ended September 30, 2010
External Revenues	$149	$280	$181	$208	$16	$834

Intersegment Revenues	13	—	—	—	—	13

Depreciation, Depletion and Amortization	22	37	1	9	—	69

Basis of Real Estate Sold	—	—	57	—	—	57

Other Operating Gain	1	—	—	2	5	8

Operating Income	12	79	107	21	20	239

Nine Months Ended September 30, 2009
External Revenues	$148	$266	$419	$189	$14	$1,036

Intersegment Revenues	7	—	—	—	—	7

Depreciation, Depletion and Amortization	22	39	1	20	—	82

Basis of Real Estate Sold	—	—	139	—	—	139

Operating Income (Loss)	(2)	64	234	(23)	13	286

(A)

During the third quarter of 2009, the Operating Partnership completed a non-cash exchange of real estate. The Real Estate Segment recognized revenue of $25 million which represents the fair value of the exchange. No operating income was recognized in the transaction as the book value of the timberlands

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

disposed of approximated the exchange value of $25 million. For the quarter and nine months ended September 30, 2009, the Basis of Real Estate Sold in the table above and in the Consolidated Statements of Cash Flows does not include the $25 million of basis for the timberlands relinquished in the non-cash exchange.

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

(B)	For the nine months ended September 30, 2009, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss. See Note 4 of the Notes to Consolidated Financial Statements.

During the second quarter of 2010, the Operating Partnership sold certain lumber manufacturing assets for a gain of $2 million. For the nine months ended September 30, 2010, the $2 million gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(C)	During the first quarter of 2010, the Operating Partnership agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. For the nine months ended September 30, 2010, the $5 million consideration is reported as Other Operating Gain in our Other Segment since the consideration was primarily for the release of mineral rights. For the nine months ended September 30, 2010, the $5 million is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, we received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. We allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. The discounted cash flows were based on estimated future gas production, gas prices and operating and capital expenditures using internal and external sources. For the nine months ended September 30, 2010, the sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, will be amortized into revenue of the Other Segment over the expected approximate three-year term.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $3 million for the quarterly and nine-month periods ended September 30, 2010 and 2009.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2010	2009
Total Segment Operating Income	$61	$47
Corporate and Other Unallocated Expenses	(10)	(9)
Other Unallocated Operating Income (Expense), net	—	—

Operating Income	51	38
Equity Earnings from Timberland Venture	15	14
Total Interest Expense, net	(20)	(22)

Income before Income Taxes	$46	$30

	Nine Months Ended September 30,
	2010	2009
Total Segment Operating Income	$239	$286
Corporate and Other Unallocated Expenses	(38)	(36)
Other Unallocated Operating Income (Expense), net	1	—

Operating Income	202	250
Equity Earnings from Timberland Venture	44	43
Total Interest Expense, net	(59)	(69)
Gain on Extinguishment of Debt	—	1

Income before Income Taxes	$187	$225

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Operating Partnership has borrowed and has currently outstanding $1.954 billion principal amount (excluding unamortized discount) of debt, including $458 million of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 12 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

The Note Payable to Timberland Venture is an obligation of PC Ventures and not an obligation of the Operating Partnership. Therefore, any discussion of the Note Payable to Timberland Venture below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to both Plum Creek and the Operating Partnership.

Results of Operations

Third Quarter 2010 Compared to Third Quarter 2009

The following tables and narrative compare operating results by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2010	2009
Operating Income (Loss) by Segment
Northern Resources	$5	$3	$2
Southern Resources	25	21	4
Real Estate	19	20	(1)
Manufactured Products	7	(1)	8
Other	5	4	1

Total Segment Operating Income	61	47	14

Other Costs and Eliminations	(10)	(9)	(1)

Operating Income	$51	$38	$13

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2010		Quarter Ended September 30, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.537	$66	0.632	$56
Pulpwood ($/Ton Delivered)	0.517	$39	0.691	$38

Total	1.054		1.323

Revenues decreased by $6 million, or 10%, to $57 million in the third quarter of 2010 compared to the third quarter of 2009. This decrease was due primarily to lower pulpwood volumes ($7 million) and lower sawlog harvest volumes ($5 million), partially offset by higher sawlog prices ($5 million). Pulpwood harvest volumes were 25% lower compared to the third quarter of 2009 due primarily to temporarily increasing harvest levels in prior years to capture favorable pulpwood pricing. Sawlog harvest volumes were 15% lower compared to the third quarter of 2009. This decrease in harvest volume during the third quarter of 2010 is due primarily to accelerating 2010 planned harvesting into the first and second quarters to take advantage of favorable log prices. Sawlog harvest levels for all of 2010 are expected to be comparable to the 2.1 million tons harvested during 2009 due primarily to continued harvest deferrals because of weak log prices and limited demand. Pulpwood harvest levels for all of 2010 are expected to decrease by approximately 20% compared to the 2.3 million tons harvested during 2009 due primarily to temporarily increasing harvest levels in prior years to capture favorable pulpwood prices.

Sawlog prices were 18% higher in the third quarter of 2010 compared to the third quarter of 2009. The higher prices were due primarily to increased lumber production compared to the prior year quarter and improved export demand for sawlogs (primarily from China).

Northern Resources Segment operating income was 9% of its revenues for the third quarter of 2010 and 5% for the third quarter of 2009. This increase was due primarily to higher sawlog prices. Segment costs and expenses decreased by $8 million, or 13%, to $52 million for the third quarter of 2010 due primarily to lower harvest levels.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2010		Quarter Ended September 30, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Stumpage)	1.209	$23	1.250	$22
Pulpwood ($/Ton Stumpage)	1.674	$11	2.014	$9

Total	2.883		3.264

Revenues were $93 million for the third quarter of 2010 compared to $94 million for the third quarter of 2009. Revenues were essentially flat as higher pulpwood prices ($4 million) and higher sawlog prices ($2 million) were offset by lower pulpwood harvest volumes ($7 million). Pulpwood prices on a stumpage basis were 13% higher in the third quarter of 2010 compared to the third quarter of 2009 and on a delivered basis increased by 12%. This increase was due primarily to improving world-wide demand for pulp and paper products, as a result of the strengthening global economy, favorable exchange rates and a reduced supply of wood chips from solid wood products manufacturers.

Pulpwood harvest volumes were 17% lower during the third quarter of 2010 compared to the third quarter of the prior year due primarily to accelerating harvest levels during the first half of 2010 to capture favorable pulpwood prices and our planned reduction in pulpwood harvest for the year. Total harvest levels for all of 2010 are expected to approximate the 11.4 million tons harvested during 2009; however, sawlog volume is expected to increase approximately 0.7 million tons and pulpwood volume is expected to decrease by 0.8 million tons. During the past several years we have concentrated on thinning young timber stands (i.e., first thinnings) to maintain vigorous growth rates and capture favorable pulpwood prices. The timber harvested during these first thinnings is predominately pulpwood. In 2010, a greater proportion of our harvest volume is from more mature timber stands that contain both pulpwood and small diameter sawlogs.

Southern Resources Segment operating income was 27% of its revenues for the third quarter of 2010 and 22% for the third quarter of 2009. This increase was due primarily to higher pulpwood prices. Segment costs and expenses decreased by $5 million, or 7%, to $68 million due primarily to lower harvest levels.

Real Estate Segment.

	Quarter Ended September 30, 2010			Quarter Ended September 30, 2009
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	10,270	$11	$1,025	5,545	$5	$970
Conservation	2,870	5	1,865	43,695	15	350
Higher and Better Use / Recreational	9,870	23	2,335	10,440	22	2,115
Development Properties	—	—	—	515	5	9,190

Subtotal	23,010	39		60,195	48

Revenue from Non-Cash Exchange	—	—	—	20,600	25	1,205

Total	23,010	$39		80,795	$73

Revenues decreased by $34 million, or 47%, to $39 million in 2010. Revenues for the third quarter of 2009 include a non-cash exchange valued at $25 million. Excluding the non-cash exchange, revenues decreased $9 million, or 19%, to $39 million in 2010. This decrease is due primarily to lower revenues from sales of conservation properties ($10 million) and development properties ($5 million), offset in part by an increase in the number of acres of small non-strategic properties sold ($5 million). During the third quarter of 2009, we completed a non-cash exchange with the State of Washington. We recognized $25 million of revenue which represents the fair value of the lands we received. No operating income was recognized in the transaction as the book value of the timberlands we disposed of approximated the exchange value of $25 million.

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

Real Estate Segment operating income was 48% of its third quarter revenues for 2010 compared to 27% for 2009. This change was due primarily to the non-cash exchange, as the book value of the timberlands we disposed of approximated the exchange value of $25 million, and selling lower value conservation properties during the third quarter of 2009. Real Estate Segment costs and expenses decreased by $33 million to $20 million in the third quarter of 2010 due primarily to the non-cash exchange during 2009 ($25 million) and selling fewer acres during 2010.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2010		Quarter Ended September 30, 2009
	Sales Volume	Average Sales Realization	Sales Volume	Average Sales Realization
Lumber	29,305 MBF	$490	40,590 MBF	$448
Plywood	44,223 MSF	$388	41,479 MSF	$361
Fiberboard	39,394 MSF	$629	34,282 MSF	$596

Revenues increased by $5 million, or 8%, to $70 million in the third quarter of 2010 compared to the third quarter of 2009. This increase was due primarily to higher MDF sales volume ($2 million), higher MDF prices ($2 million), higher plywood sales volume ($2 million), higher plywood prices ($1 million) and higher lumber prices ($1 million), offset in part by lower lumber sales volumes ($4 million).

MDF sales volume was 15% higher and MDF sales prices were 6% higher during the third quarter of 2010 due primarily to limited supply. The supply of MDF has been constrained due to a decline in imports as a result of the weak U.S. dollar and the continuing, although diminishing, impact of the February 2010 earthquake in Chile.

Plywood sales prices were 8% higher and plywood sales volume was 7% higher during the third quarter of 2010 due primarily to limited supply. The supply of plywood has been constrained due to a decline in imports as a result of the continuing, although diminishing, impact of the February 2010 earthquake in Chile.

Lumber sales volume declined 28% during the third quarter of 2010 due primarily to weak demand for boards used in residential remodeling as a result of declining home values. Lumber sales prices increased 9% during the third quarter of 2010 due primarily to prices rebounding off extremely low prices in the prior year.

Manufactured Products Segment operating income was $7 million for the third quarter of 2010 compared to an operating loss of $1 million for the third quarter of 2009. This increase in operating performance was due primarily to an increase in MDF, lumber and plywood sales prices and pension settlement expense recorded in the third quarter of 2009 ($4 million) in connection with mill closures and curtailments. Manufactured Products Segment costs and expenses decreased by $3 million, or 5%, to $63 million for the third quarter of 2010 due primarily to lower lumber sales volume and no pension settlement expense in the third quarter of 2010, offset in part by higher MDF sales volume.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $10 million during the third quarter of 2010 and by $9 million during the third quarter of 2009.

Interest Expense, net. Interest expense, net of interest income, decreased $2 million, or 6%, to $34 million in the third quarter of 2010. This decrease was due primarily to debt retirements in 2010 and refinancing a portion of our fixed rate debt maturities on our line of credit. Current interest rates on fixed rate debt are substantially higher than interest rates on variable rate debt borrowings on our line of credit. Interest expense for both periods included $14 million related to our Note Payable to Timberland Venture.

Provision (Benefit) for Income Taxes. The provision for income taxes was zero for the third quarter of 2010 compared to a benefit for income taxes of $3 million for the third quarter of 2009. The increase in tax expense of $3 million is due primarily to improved results in our manufacturing business which increased operating income by $8 million during the third quarter of 2010 compared to the third quarter of 2009 (resulting in $3 million higher tax expense in 2010).

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following tables and narrative compare operating results by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2010	2009
Operating Income (Loss) by Segment
Northern Resources	$12	$(2)	$14
Southern Resources	79	64	15
Real Estate	107	234	(127)
Manufactured Products	21	(23)	44
Other	20	13	7

Total Segment Operating Income	239	286	(47)

Other Costs and Eliminations	(38)	(36)	(2)

Other Unallocated Operating Income (Expense), net	1	—	1

Operating Income	$202	$250	$(48)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization

Sawlog ($/Ton Delivered)	1.648	$63	1.528	$55
Pulpwood ($/Ton Delivered)	1.392	$38	1.701	$40

Total	3.040		3.229

Revenues increased by $7 million, or 5%, to $162 million in the first nine months of 2010 compared to the first nine months of 2009. This increase was due primarily to higher sawlog prices ($15 million) and higher sawlog harvest volumes ($6 million), partially offset by lower pulpwood harvest volumes ($12 million) and lower pulpwood prices ($2 million). Sawlog harvest volumes were 8% higher compared to the same period of 2009. This increase in harvest volume is due primarily to accelerating harvesting into the first half of 2010 from future quarters of 2010 to take advantage of favorable sawlog prices. Pulpwood harvest volumes were 18% lower due primarily to temporarily increasing harvest levels in prior years to capture favorable pulpwood prices. Sawlog harvest levels for all of 2010 are expected to be comparable to the 2.1 million tons harvested during 2009 due primarily to continued harvest deferrals because of weak log prices and limited demand. Pulpwood harvest levels for all of 2010 are expected to decrease by approximately 20% compared to the 2.3 million tons harvested during 2009 due primarily to temporarily increasing harvest levels in prior years to capture favorable pulpwood prices.

Sawlog prices were 16% higher in the first nine months of 2010 compared to the first nine months of 2009. The higher prices were due primarily to a temporary improvement in demand during the spring building season as a result of low mill log inventories and improving lumber and plywood prices. Sawlog prices have also been impacted by increased lumber production over the prior year and improved export demand for sawlogs (primarily from China).

Northern Resources Segment operating income was $12 million for the first nine months of 2010 compared to an operating loss of $2 million for the first nine months of 2009. This increase of $14 million was due primarily to higher sawlog prices. Segment costs and expenses decreased by $7 million, or 5%, to $150 million for the first nine months of 2010 due primarily to lower pulpwood harvest levels.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	3.605	$23	3.409	$23
Pulpwood ($/Ton Stumpage)	4.648	$12	5.350	$10

Total	8.253		8.759

Revenues increased by $14 million, or 5%, to $280 million in the first nine months of 2010 compared to the first nine months of 2009. This increase was due primarily to higher pulpwood prices ($16 million), higher sawlog harvest volumes ($7 million) and higher sawlog prices ($5 million), partially offset by lower pulpwood volumes ($16 million). Pulpwood prices on a stumpage basis were 22% higher in the first nine months of 2010 compared to the first nine months of 2009 and on a delivered basis increased by 15%. This increase was due primarily to a temporary shortage of logs and improved demand. Throughout most of the U.S. South, pulpwood was in short supply during the first quarter of 2010 due to extremely wet weather conditions. However, as a result of our extensive ownership, we were able to continue to make log deliveries while other timberland owners had to curtail production. Demand for pulpwood improved due primarily to the improvement in global economic conditions, a reduced supply of wood chips from solid wood products manufacturers, and the temporary supply-chain disruption of market pulp as a result of the February 2010 earthquake in Chile.

Sawlog harvest volumes were 6% higher compared to the first nine months of 2009 due primarily to a planned increase in sawlog harvest levels as a result of a shift in our standing inventory. Pulpwood harvest volumes were 13% lower due primarily to our planned decrease in pulpwood harvests. Total harvest levels for all of 2010 are expected to approximate the 11.4 million tons harvested during 2009; however, sawlog volume is expected to increase approximately 0.7 million tons and pulpwood volume is expected to decrease by 0.8 million tons. During the past several years we have concentrated on thinning young timber stands (i.e., first thinnings) to maintain vigorous growth rates and capture favorable pulpwood prices. The timber harvested during these first thinnings is predominately pulpwood. In 2010, a greater proportion of our harvest volume is from more mature timber stands that contain both pulpwood and small diameter sawlogs.

Sawlog prices during the first nine months of 2010 improved 2% over the same period in the prior year but remain at historically low levels due primarily to weak U.S. housing starts and adequate log supply at current lumber production levels.

Southern Resources Segment operating income was 28% of its revenues for the first nine months of 2010 and 24% for the first nine months of 2009. This increase was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses decreased by $1 million to $201 million. Despite lower total harvest volumes, segment costs and expenses were flat due primarily to selling a higher percentage of delivered log sales as compared to stumpage sales during the first nine months of 2010 compared to the first nine months of 2009.

Real Estate Segment.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	41,860	$39	$930	17,050	$16	$965
Conservation	38,205	25	650	160,945	274	1,700
Higher and Better Use / Recreational	37,125	82	2,225	23,575	54	2,275
Development Properties	790	3	3,270	2,025	11	5,480

Subtotal	117,980	149		203,595	355

Large Non-Strategic	24,310	32	1,320	59,160	38	650
Revenue from Non-Cash Exchange	—	—	—	20,600	25	1,205

Total	142,290	$181		283,355	$419

Revenues decreased by $238 million to $181 million in the first nine months of 2010. This decrease is due primarily to lower revenues from sales of conservation properties ($249 million) and a non-cash exchange valued at $25 million, offset in part by an increase in the number of acres of higher and better use / recreational properties sold ($30 million), and revenues from small non-strategic land sales ($23 million). During the first quarter of 2010, we sold approximately 83,000 acres in several large sales that included approximately 35,000 acres of conservation properties for $19 million, approximately 23,000 acres of small non-strategic properties for $21 million, and approximately 24,000 acres of large non-strategic properties for $32 million.

Revenues from the sale of conservation properties decreased due primarily to the sale of approximately 112,000 acres in Montana for $250 million during the first quarter of 2009. The $250 million conservation sale during the first quarter of 2009 was the second in a three phase transaction. The third phase of approximately 70,000 acres in Montana is expected to close during the fourth quarter of 2010 for approximately $89 million. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

The number of higher and better use / recreational acres sold increased from 23,575 acres to 37,125 acres during the first nine months of 2010. This increase is due primarily to low demand during the first part of 2009 as a result of the financial crisis and recession in the U.S. Additionally, more than a year ago we began listing more lower valued properties as the demand weakened for higher valued recreational and development properties. The demand for our higher valued properties remains weak due to low consumer confidence, the decline in consumer discretionary capital and the inability of buyers to secure debt financing. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the number of properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding.

During the third quarter of 2009, we completed a non-cash exchange with the State of Washington. We recognized $25 million of revenue which represents the fair value of the lands we received. No operating income was recognized in the transaction as the book value of the timberlands we disposed of approximated the exchange value of $25 million.

We expect revenues from real estate sales during 2010 to range between $320 million and $340 million of which approximately $89 million is from the expected closing of the third phase of our large Montana sale during the fourth quarter 2010. In addition to the aforementioned expected revenues, from time to time, we may dispose of larger blocks of other timberlands to maximize value.

Real Estate Segment operating income was 59% of its revenues for the first nine months of 2010 compared to 56% for 2009. Real Estate Segment costs and expenses decreased by $111 million to $74 million for the first nine months of 2010 due primarily to selling fewer acres during 2010.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Sales Volume	Average Sales Realization	Sales Volume	Average Sales Realization
Lumber	88,909 MBF	$505	136,084 MBF	$381
Plywood	136,329 MSF	$379	117,647 MSF	$359
Fiberboard	124,751 MSF	$608	101,128 MSF	$597

Revenues increased by $19 million, or 10%, to $208 million in the first nine months of 2010 compared to the first nine months of 2009. This increase was due primarily to higher MDF sales volume ($15 million), higher plywood sales volume ($9 million), and higher lumber prices ($8 million), offset in part by lower lumber sales volume ($14 million).

MDF sales volume increased by 23% in the first nine months of 2010 compared to the first nine months of 2009 due primarily to limited supply. The supply of MDF has been constrained due to the impact of the February 2010 earthquake in Chile and the weak U.S. dollar.

Plywood sales volume was 16% higher during the first nine months of 2010 due primarily to limited supply. The supply of plywood has been constrained due to a decline in imports as a result of the impact of the February 2010 earthquake in Chile.

Lumber sales prices were 33% higher during the first nine months of 2010 due primarily to limited supply, increased demand and the closure and curtailment of mills in 2009 which generally sold a lower-value product. The supply of lumber was constrained due to weather-related log shortages and extensive mill curtailments during 2009. The temporary improvement in demand was primarily due to the restocking of lumber inventories in anticipation of the spring building season. Lumber prices peaked during the second quarter of 2010 but have declined as demand for housing remains weak. Lumber sales volume declined 35% during the first nine months of 2010 due primarily to curtailed production. During 2009, we permanently closed two lumber mills and indefinitely suspended production at two other lumber mills as a result of historically low housing starts.

Manufactured Products Segment operating income was $21 million for the first nine months of 2010 compared to a $23 million operating loss for the first nine months of 2009. This increase in operating performance was due primarily to impairments, write-downs, severance and pension settlement charges in 2009 ($20 million), various cost-saving initiatives ($3 million), an increase in MDF and plywood sales volumes, and improved lumber prices. During the first nine months of 2009, we recorded a lumber mill impairment ($10 million), a related write-down of spare parts ($2 million), a write-down of mill inventories ($2 million), severance charges ($2 million), and pension settlement charges ($4 million). See Note 5 of the Notes to Consolidated Financial Statements. Manufactured Products Segment costs and expenses decreased by $25 million, or 12%, to $187 million for the first nine months of 2010 due primarily to no impairments, write-downs, severance charges, or pension settlement charges, various cost-saving initiatives and lower lumber production in 2010, offset in part by higher MDF sales volume. For the past year we have been aggressively managing discretionary manufacturing costs at all of our mills.

Other Segment. Operating income increased $7 million to $20 million in the first nine months of 2010 compared to the first nine months of 2009 due primarily to consideration of $5 million in connection with the termination of a land lease in 2010. The $5 million is recorded as an operating gain in our Other Segment since the consideration was primarily for the release of mineral rights and is reported as Other Operating Income (Expense), net in our Consolidated Statements of Income.

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

Other Costs and Eliminations. Other costs and eliminations (which consist of corporate overhead and intercompany profit elimination) decreased operating income by $38 million during the first nine months of 2010 and by $36 million during the first nine months of 2009.

Interest Expense, net. Interest expense, net of interest income, decreased $10 million, or 9%, to $102 million in the first nine months of 2010. This decrease was due primarily to debt retirements in 2009 and 2010 of some of our higher fixed rate debt and refinancing a portion of our fixed rate debt maturities on our line of credit. Current interest rates on fixed rate debt are substantially higher than interest rates on variable rate debt borrowings on our line of credit. Interest expense for both periods included $43 million related to our Note Payable to Timberland Venture.

Provision (Benefit) for Income Taxes. The provision for income taxes was $1 million for the first nine months of 2010 compared to a benefit for income taxes of $26 million for the first nine months of 2009. The decrease in the tax benefit of $27 million is due primarily to improved results in our manufacturing business which increased operating income by $44 million during the first nine months of 2010 compared to the first nine months of 2009 (resulting in $18 million higher tax expense in 2010). Additionally, in the first nine months of 2009, we recorded a tax benefit related to the reversal of $5 million of previously accrued built-in gains tax and a reduction to our deferred tax liability of $3 million, compared to a reduction to our deferred tax liability of $1 million during the first nine months of 2010. See Note 6 of the Notes to Consolidated Financial Statements.

At September 30, 2010, we have recorded deferred tax assets of $54 million and deferred tax liabilities of $35 million. We have not recorded a valuation allowance in connection with our deferred tax asset of $54 million. A valuation allowance is recognized if it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to either the reversal of various timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize the company’s deferred tax assets.

Gain on Sale of Properties, net of tax. During the first nine months of 2010, we sold an undivided 50% interest in mineral rights (natural gas reserves) on properties located in West Virginia for $11 million. See Other Segment above for detailed discussion of the transaction.

Financial Condition and Liquidity

During the nine months ended September 30, 2010, we generated cash from operating activities of $312 million, which was sufficient to fund our year-to-date quarterly dividend distributions of $205 million, capital expenditures of $52 million and principal payments on our outstanding indebtedness of $53 million. We believe we have a strong balance sheet and do not foresee any short-term liquidity issues. At September 30, 2010, we had a cash balance of $267 million and had availability of $421 million under our line of credit. For all of 2010, we expect to generate cash from operating activities of between $430 million and $450 million. We have summarized our sources and uses of cash in a table near the end of this section.

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2010	2009	Change
Net Cash Provided By Operating Activities	$312	$492	$(180)
Net Cash Used In Investing Activities	(37)	(46)	9
Net Cash Used In Financing Activities	(307)	(464)	157

Change in Cash and Cash Equivalents	$(32)	$(18)	$(14)

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2010 totaled $312 million compared to $492 million for the same period in 2009. This decrease of $180 million is due primarily to net lower proceeds from real estate sales of $203 million and a $48 million favorable working capital change in 2009, offset in part by a combined $64 million increase in operating income from our Resources Segments and our Manufactured Products Segments (net of a $10 million non-cash impairment charge) and a lease bonus we received of $10 million from a modification of certain gas exploration rights. See Results of Operations for a discussion of the factors impacting operating income for our segments.

The net lower proceeds from real estate sales of $203 million was due primarily to the $250 million of proceeds received during the first quarter of 2009 from the closing of the second phase of a three phase transaction, partially offset by increased small non-strategic and higher and better use/recreational sales in the first nine months of 2010. The favorable working capital change of $48 million in 2009 is due to the timing of when proceeds from a like-kind exchange escrow account are either reinvested in replacement property or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days or distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. At September 30, 2010, there were no funds held in a like-kind exchange escrow account as no like-kind exchange transactions were entered into during 2010. Whereas, during the nine months ended September 30, 2009, we received proceeds of $48 million from our like-kind exchange escrow account related to transactions entered into during 2008. At present, we do not expect to enter into like-kind exchange transactions for the remainder of 2010. During the first quarter of 2010, we received proceeds of $10 million for a lease modification for gas exploration rights that were originally granted in 2008. The $10 million will be amortized into revenue over the remaining approximate three-year exploration term. See Other Segment in Results of Operations for further discussion.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2010 were $52 million compared to $46 million for the same period in 2009. These amounts include $1 million of real estate development expenditures for each of the nine month periods ended September 30, 2010 and 2009. Planned capital expenditures for 2010, excluding the acquisition of timberlands, are expected to be approximately $75 million and include approximately $65 million for our timberlands, $3 million for our manufacturing facilities, $3 million for real estate development investments, and $4 million for investments in information technology, primarily for resource accounting system enhancements. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 60% of planned capital expenditures in 2010 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities and improve safety.

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

Line of Credit. The company has a $750 million revolving line of credit agreement that matures in June 2011. See Future Cash Requirements in this section for discussion regarding the refinancing of the line of credit. As of September 30, 2010, the weighted-average interest rate for the borrowings on the line of credit was 0.67%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $750 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2010, we had $320 million of borrowings and $9 million of standby letters of credit outstanding; $421 million remained available for borrowing under our line of credit. As of October 1, 2010, $249 million of the borrowings under our line of credit was repaid.

Term Credit Agreements. The company has two term credit agreements under which there is $250 million and $350 million outstanding. These borrowings mature in 2012. The agreements allow for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

As of September 30, 2010, the interest rate for the $250 million term credit agreement was 1.28%. The interest rate on this term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings. As of September 30, 2010, the interest rate for the $350 million term credit agreement was 0.71%. The interest rate on this term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings.

Senior Notes. The Company has outstanding Senior Notes with various maturities and fixed interest rates. Approximately half of the Senior Notes are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of September 30, 2010, the Company has publicly issued and outstanding $458 million aggregate principal amount of its 5.875% Senior Notes (“Public Debt”). The Public Debt, which was issued by the Partnership, matures in 2015 and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

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

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	September 30, 2010	December 31, 2009
Senior Notes
Public Debt	$454	$453
Private Debt	574	627

Total Senior Notes	$1,028	$1,080

Debt Covenants. Our Senior Notes, Term Credit Agreements and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of September 30, 2010.

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

As of September 30, 2010, we can borrow (in compliance with our debt incurrence covenant) the entire $750 million available under our Line of Credit. We expect that we will be able to maintain full borrowing capacity under this facility or replacement facility over the next twelve months.

Our borrowing agreements for the Private Debt also limit our ability to make restricted payments based on a computation of “available cash,” which is generally defined as our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At September 30, 2010, our entire cash balance of $267 million is available to make restricted payments.

The following table summarizes our sources and uses of cash for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2010	2009	Change
Sources of Cash:
Operations (A)	$249	$371	$(122)
Changes in Working Capital	12	77	(65)
Cash Distributions from Timberland Venture	56	53	3
Cash from Stock Option Exercises	2	—	2
Cash from Sale of Properties and Other Assets	13	1	12
Other Cash Changes, net	1	(1)	2

Total Sources of Cash	333	501	(168)

Uses of Cash:
Returned to Stockholders:
Dividends	(205)	(207)	2
Common Stock Repurchases	(51)	(87)	36
Reinvest in the Business:
Capital Expenditures	(52)	(46)	(6)
Acquire Timberlands	—	(1)	1
Meet our Pension Obligations:
Pension Contributions	(4)	(8)	4
Reduce Debt Obligations, net	(53)	(170)	117

Total Uses of Cash	(365)	(519)	154

Change in Cash and Cash Equivalents	$(32)	$(18)	$(14)

(A)	Calculated from the Consolidated Statements of Cash Flows. Amount is calculated by adding back non-cash items and other operating activities to Net Income.

Equity. On November 2, 2010, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on November 30, 2010 to stockholders of record on November 16, 2010. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

The Board of Directors, from time to time, has authorized a share repurchase program that may be increased from time to time at their discretion. For the nine months ended September 30, 2010, the company repurchased approximately 1.37 million shares of common stock at a total cost of $50 million, or an average cost per share of $36.37. At September 30, 2010, $200 million is available for share repurchases under the current authorization.

Future Cash Requirements. Cash required to meet our future financial needs will be significant. We believe, however, that cash on hand and cash flows from operations will be sufficient to fund planned capital expenditures and principal and interest payments on our indebtedness for the next twelve months. Our $750 million revolving line of credit agreement matures in June 2011. We expect to enter into a new line of credit in the fourth quarter of 2010. Based on current market conditions, we expect to incur higher facility fees under the new line of credit agreement. As the current $750 million facility has provided more liquidity than needed and to minimize our financing costs while maintaining adequate levels of liquidity, we expect to reduce the size of the facility. We expect the new credit facility will allow up to $600 million in outstanding borrowings and will mature after four years. During the remainder of 2010 and for all of 2011, the company is required to make approximately $310 million of scheduled long-term debt principal payments. We expect to refinance these maturities at favorable interest rates during the fourth quarter of 2010.

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

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value (A)

September 30, 2010
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$308	$3	$250	$3	$467	$1,034	$1,121
Average Interest Rate(C)	6.7%	6.5%	6.2%	6.1%	5.9%	5.9%
Related Party Obligations
Principal Due						$783	$783	$894
Interest Rate						7.4%

Variable Rate Debt(D)	—	$320	$600	—	—	—	$920	$907

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

September 30, 2009
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	—	$56	$376	$3	$250	$469	$1,154	$1,212
Average Interest Rate(C)	—	6.7%	6.6%	6.2%	6.1%	5.9%
Related Party Obligations
Principal Due						$783	$783	$808
Interest Rate						7.4%

Variable Rate Debt	—	—	$264	$600	—	—	$864	$828

(A)	The fair value of the company’s Public Debt (i.e., Senior Notes due 2015) is estimated using market quotes; the fair value of the company’s Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The decrease in fair value of our fixed rate debt compared to September 30, 2009 (excluding related party debt) was due primarily to the principal repayments and refinancings of $121 million of senior notes during the twelve month period, offset in part by declining market interest rates. In September 2010, treasury rates and credit spreads (the difference between corporate debt rates and treasury rates) were lower than September 2009, resulting in lower market interest rates. This change in market interest rates also resulted in the increase in fair value of our Note Payable to Timberland Venture at September 30, 2010 compared to September 30, 2009. The fair value of our floating rate term loans (variable rate debt) as of September 30, 2010 and September 30, 2009 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of September 30, 2010 and September 30, 2009.

(B)	Excludes unamortized discount of $6 million and $7 million at September 30, 2010 and 2009, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)	As of September 30, 2010, the weighted-average interest rate on the $320 million borrowings under our $750 million revolving line of credit was 0.67%. The interest rate on the line of credit is based on LIBOR plus 0.425%. This rate can range from LIBOR plus 0.27% to LIBOR plus 1.00% depending on our debt ratings. As of October 1, 2010, $249 million of the borrowings outstanding under our line of credit was repaid. As of September 30, 2010, the interest rate for the $350 million term credit agreement was 0.71%. The interest rate on the $350 million term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. As of September 30, 2010, the interest rate for the $250 million term credit agreement was 1.28%. The interest rate on the $250 million term credit agreement is based on LIBOR plus 1.00%. This rate can range from LIBOR plus 0.5% to LIBOR plus 1.5% depending on our debt ratings.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the third quarter of 2010:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
July 1, 2010 through July 31, 2010	648 shares of common stock	$35.36	— shares of common stock	$	— million

August 1, 2010 through August 31, 2010	13 shares of common stock	$36.68	— shares of common stock		$200 million

September 1, 2010 through September 30, 2010	325 shares of common stock	$35.56	— shares of common stock		$200 million

Total	986 shares of common stock	$35.44	— shares of common stock

(A)	Represents shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock unit awards under the company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the vesting dates of the awards.

(B)	The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized an additional $200 million share repurchase program, which was publicly announced on August 4, 2010. At September 30, 2010, the remaining share repurchase authorization was $200 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Real Estate Purchase and Sale Agreement dated as of June 30, 2008, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 30, 2008). Third Amendment to Real Estate Purchase and Sale Agreement dated as of January 13, 2009, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed January 15, 2009).

2.3	Credit Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, and The Royal Bank of Scotland, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Financial Institutions Party Thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 21, 2007).

2.4	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.5	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2009).

4.1	Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of 5.875% Senior Notes due 2015 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2	Officer’s Certificate, dated November 14, 2005, establishing the terms and form of 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated May 2, 2006, reopening 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4	Senior Note Agreement, dated as of October 9, 2001, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement dated as of December 19, 2002, governing terms of $295,000,000 Series J due October 1, 2011, $75,000,000 Series K due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party thereto (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Credit Agreement, dated as of June 29, 2006, among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, Northwest Farm Credit Services, PCA and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International”, New York Branch, and Wells Fargo Bank, National Association, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the other financial institutions party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on July 3, 2006). Amendment Agreement, dated as of June 15, 2007, among Plum Creek Timberlands, L.P., and Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of June 29, 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.2	Credit Agreement and Guarantee dated as of October 1, 2008 by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.3	Pledge Agreement dated as of October 1, 2008 between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

12.1	Statements regarding computation of ratios.

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/S/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: November 3, 2010