Form 10-K
period 2010-12-31
PLUM CREEK TIMBER CO INC
filed 2011-02-25
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2010, was $5,561,521,392. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 15, 2011, was 161,846,053.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2011 Annual Meeting of Shareholders to be held on May 3, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

PART I / ITEM I

Part I

When we refer to “Plum Creek,” “the company,” “we,” “us,” or “our,” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References in Items 1 through 7 to Notes to Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 8 of this form.

ITEM 1. BUSINESS

Industry Overview

GENERAL

The timber industry possesses several unique characteristics that distinguish it from the broader paper and forest products industry. The timber industry, which consists primarily of timberland owners, provides raw material and conducts resource management activities for the paper and forest products industry, including the planting, fertilizing, thinning, and harvesting of trees and the marketing of logs. Logs are marketed and sold either as sawlogs to lumber and other wood products manufacturers or as pulplogs to pulp and paper manufacturers or producers of oriented strand board (“OSB”). Also, over time, timberlands may become more valuable for purposes other than growing timber. In these circumstances, timberlands may be sold to realize these values.

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

PLUM CREEK 2010 FORM 10-K | 1

PART I / ITEM I

Our Business

We are the largest private timberland owner in the United States. As of December 31, 2010, we owned 6.8 million acres of timberlands located in 19 states. Our objective is to maximize the long-term value of these assets. We analyze each timberland acre comprehensively to understand its highest-valued use. We realize these values in many different ways, including harvesting the trees, selling the timberland or converting our trees to lumber, plywood and other wood products.

Our timberlands are well diversified, not only geographically, but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. In addition, our Other Segment includes our natural resource businesses that focus on opportunities for oil and natural gas production, mineral extraction, wind power and communication and transportation rights of way. The Real Estate Segment comprises our sales of higher and better use timberlands (some of which are sold through our wholly-owned taxable REIT subsidiaries), and sales of non-strategic timberlands, including from time to time, sales of large blocks of timberlands. Our Real Estate Segment includes development of certain properties, internally and through a third party venture.

Our Manufactured Products Segment, also conducted through our wholly-owned taxable REIT subsidiaries, includes two lumber mills (of which one mill is indefinitely curtailed), two plywood mills, two medium density fiberboard (“MDF”) production lines, one lumber remanufacturing facility in Idaho and one lumber remanufacturing facility in Montana (which is indefinitely curtailed). The Montana facilities, strategically located near our timberlands, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF.

OUR STRATEGIES FOR GROWING ASSET VALUE

Our strategies for growing asset value are guided by our disciplined focus to maximize the long-term value of our assets across our geographically diverse ownership. We seek to maximize the long-term value by managing our 6.8 million acres with the ultimate best use in mind. We strive to optimize our resource base through intensive resource management, disciplined acquisitions and dispositions and practicing environmentally responsible resource management.

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

Furthermore, as part of our resources business, we focus on realizing the maximum value for non-timber resources on our properties, including opportunities relating to mineral extraction. Our strategy involves forming alliances with industry leaders to identify and pursue such opportunities.

Disciplined Acquisitions and Dispositions. We estimate that included in the company’s 6.8 million acres of timberlands are approximately 1.05 million acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.05 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 150,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the company identified approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. Until a parcel of land is sold, all of our timberlands will continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

2 | PLUM CREEK 2010 FORM 10-K

PART I / ITEM I

We may sell or exchange timberlands that have high environmental or other public values and reinvest in timberlands that are more suitable for commercial timber management. In addition, we may sell conservation easements that limit development rights, but ensure that the timberlands will be maintained as a working forest in perpetuity. We may also sell or exchange timberlands that are less strategic to the company to other forest products companies or non-industrial buyers.

Our disciplined acquisition and disposition strategy has allowed us to expand and diversify our timberland holdings. In 1989, our timber holdings were 1.4 million acres compared to 6.8 million acres at December 31, 2010. This growth through acquisitions has enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations. We expect that any future acquisitions of timberland would be in or near one or more of the timber producing areas of the United States, including, but not limited to, in or near states in which we currently own timberlands.

Environmentally Responsible Resource Management. We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. We follow the principles of the Sustainable Forestry Initiative® program (“SFISM”) which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. These principles are reflected in our habitat planning efforts. We currently have four major conservation agreements under which we manage approximately 1.5 million acres of our timberlands. Our forestry practices on all of our timberlands have been independently audited and certified under the SFISM program. Our manufacturing business follows a set of internally developed environmental principles. See “Federal and State Regulations” below.

ACQUISITIONS AND DISPOSITIONS

The table below summarizes acquisitions and dispositions by Plum Creek (dollars in millions):

	2010 (A)	2009 (B)	2008 (C)
Acquisitions
Purchase Price	$–	$–	$119
Acres	–	–	147,000
Dispositions
Acres	258,000	297,000	314,000

(A)	There were no significant timberland acquisitions in 2010. Dispositions included 142,000 acres located in the Northern Resources Segment and 116,000 acres in the Southern Resources Segment.

(B)	There were no significant timberland acquisitions in 2009. Dispositions included 248,000 acres located in the Northern Resources Segment and 49,000 acres in the Southern Resources Segment.

(C)

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

NORTHERN RESOURCES SEGMENT

As of December 31, 2010, the Northern Resources Segment encompassed approximately 3.3 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin, and contained an estimated 109 million tons of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

PLUM CREEK 2010 FORM 10-K | 3

PART I / ITEM I

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

The Northern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specified volume of timber to certain manufacturing facilities in the U.S. and Canada. We had the following supply agreements in the Northern Resources Segment as of December 31, 2010:

Company	Location	Product Type	Price	Expiration Date
D&G Forest Products, Ltd. (A)	Maine	Sawlogs	Market Prices	June 30, 2011
Escanaba Paper Company (A)	Michigan	Pulpwood	Market Prices	December 31, 2016
Swanson Group, Inc. (B)	Oregon	Sawlogs	Market Prices	November 15, 2021
Sappi, Ltd. (C)	Maine	Pulpwood	Market Prices	November 30, 2023

(A)	May be mutually extended for three years.

(B)	May be mutually extended for five years.

(C)	May be extended for fifteen years at the option of Sappi, Ltd.

During 2010, approximately 41% of the timber harvested in our Northern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 34% during 2011. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment, but also provide us stable demand.

SOUTHERN RESOURCES SEGMENT

As of December 31, 2010, the Southern Resources Segment consisted of approximately 3.5 million acres of timberlands (including approximately 226,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas, and contained an estimated 143 million tons of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs in the Southern Resources Segment are sold to third party mills producing a wide array of forest products, including manufacturers of lumber, plywood, OSB, and pulp and paper products. We compete with numerous private and industrial timberland owners as well as federal and state agencies across the Southern United States. Due to transportation costs, domestic wood and fiber consuming facilities in the Southern Resources Segment tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Resources Segment include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, on price, on our status as an SFI-certified supplier, and on our ability to maintain qualified independent logging and hauling contractors. The Southern Resources Segment has a single customer, with multiple facilities, that represents 20% of its revenues. While not expected, the loss of this customer (all facilities) could have a significant impact on its operating income. The customer purchases sawlogs and pulpwood for facilities located across the Southern Resources Segment. These facilities produce lumber, plywood, OSB and pulp and paper products. The loss of an individual facility would not likely have a significant impact on operating income.

4 | PLUM CREEK 2010 FORM 10-K

PART I / ITEM I

The Southern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specific volume of timber to certain manufacturing facilities in the U.S. We had the following supply agreements in the Southern Resources Segment as of December 31, 2010:

Company	Location	Product Type	Price	Expiration Date
Evergreen Packaging	Arkansas	Pulpwood	Market Prices	December 31, 2012
Newport Timber LLC	Georgia	Pulpwood	Market Prices	December 31, 2014
West Fraser South, Inc. (A)	Arkansas and Louisiana	Sawlogs	Market Prices	December 31, 2015
Graphic Packaging Corp. (B)	Louisiana	Pulpwood	Market Prices	August 6, 2016

(A)	May be renewed for five-year periods upon mutual consent of both parties.

(B)	May be extended up to an additional ten years by either party.

During 2010, approximately 26% of the timber harvested in our Southern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 21% during 2011. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment, but also provide us stable demand.

REAL ESTATE SEGMENT

In our Real Estate Segment, we compete with numerous sellers of entitled and unentitled land in hundreds of local markets. Buyers of our timberlands range from individuals purchasing small parcels to large investors looking to own and/or manage large blocks of commercial timberlands. Until a parcel of land is sold, all of our timberlands are managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability of buyers to obtain financing, the ability to obtain entitlements, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales). Also, in any period the price per acre will vary based on the location and physical characteristics of the parcels sold.

Higher Value Timberlands. We review our timberlands to identify properties that may have higher values other than as commercial timberlands. Included in our 6.8 million acres are approximately 1.05 million acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.05 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 150,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential.

The 100,000 acres identified as having development potential are expected to be developed internally or through third-party arrangements over the next fifteen to twenty years. Projects developed internally by the company will generally be low-intensity development limited to activities associated with obtaining entitlements. For larger and more complicated projects, it is our intent to sell to, or enter into third-party ventures, with leading land developers. As a result of the current weak housing environment, we expect that the development of many of these properties will be delayed.

As a result of our review in 2010, we determined that approximately 200,000 acres which were previously considered higher and better use properties should be classified as core timberlands. This change was due primarily to the decline in the real estate value of these timberlands relative to their value for long-term commercial timber production, or, in some cases, our assessment that it could take more than fifteen years to realize the higher values ascribed to these properties. Similarly, we reduced the properties considered to have development potential by 50,000 acres, and instead consider them suitable for recreational or conservation purposes. This change was due primarily to the decline in the U.S. housing market and the real estate development business.

Non-Strategic Timberlands. We will, from time to time, make opportunistic sales of our timberlands. These sales may involve selling timberlands located in areas where we would like to reduce our market presence, timberlands with lower

PLUM CREEK 2010 FORM 10-K | 5

PART I / ITEM I

than average productivity characteristics, or timberlands that can be sold at a price exceeding our value of holding and operating as commercial timberland. We consider these timberlands non-strategic and may sell them in both large and small acreage transactions.

Following our 2010 review, we have approximately 300,000 acres of non-strategic timberlands, which we expect to sell in smaller acreage transactions over the near and medium term (“small non-strategic”). In addition to these 300,000 acres, we may make sales of non-strategic timberlands in larger acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Examples of such large acreage sales in the past include the 24,000 acres we sold in Louisiana for $32 million in 2010 and the nearly 60,000 acres we sold in Wisconsin for $38 million in 2009.

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

Our lumber and plywood mills produce residual wood chips, sawdust and planer shavings as by-products of the conversion of logs into finished products. The wood chips are sold to regional paper and pulp mills or used in our MDF facilities, which also consume wood chips, sawdust and shavings.

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets (boat, recreational vehicle and transportation end-uses) and commercial markets (concrete forming overlay products). Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. During 2010, we sold approximately 6% of our plywood in Canada. See “Lumber” above for a discussion of residual by-products.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board (OSB), a less expensive structural wood panel used primarily in new residential construction markets. Due to its low cost, OSB accounts for approximately 58% of structural panel production. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. We expect to remain competitive due to our strong customer base, supply of superior quality timber and reputation for high-quality products.

Medium Density Fiberboard. Our MDF facilities in western Montana supply high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, face material for softwood plywood, commercial wall paneling and substrate for laminate flooring. During 2010, we sold approximately 11% and 5% of our MDF in Canada and Mexico, respectively.

Outside North America, the MDF industry has undergone dramatic growth in terms of productive capacity and demand for its products over the past several years. Manufacturers compete on a global scale on the basis of price, quality, service and the availability of specialty products. Additionally, MDF is a ready substitute for solid wood, hardboard and

6 | PLUM CREEK 2010 FORM 10-K

PART I / ITEM I

hardwood plywood in specific applications. Competition in the North American MDF industry will continue to be influenced by imports from New Zealand, Asia and South America. In addition, the continuing shift of end product production to offshore manufacturing, as has been seen with certain types of furniture from China and moldings from South America, continues to negatively impact the North American MDF industry. Recently, a weak U.S. dollar along with stronger markets in select Asian and European countries has moderated the impact of imports on U.S. MDF producers.

Raw Materials. Our lumber and plywood facilities obtain approximately fifty percent of their logs from our Montana timberlands. Our timberlands currently supply high-quality logs and preferred timber species to our lumber and plywood facilities, although future harvest levels on our Montana timberlands are expected to decline modestly. Also, over time the average log size will decline due to past harvest and growth patterns.

Our lumber and plywood facilities have purchased and will continue to source stumpage and logs from external suppliers, primarily the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of logs from external sources as harvest levels on our Montana timberlands decline. However, timberland harvest levels in and around Montana over the last several years have been declining, and we may experience a reduction in total future log supply which could impact manufacturing facility capacity or operating rates. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues, see “Federal and State Regulations” below.) Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. However, as a result of declining residual by-products due to lower lumber and plywood production near our MDF facilities, we have had to expand the area in which we purchase chips, sawdust and wood shavings. This has resulted in longer hauling distances and higher raw material costs. Future MDF wood fiber sourcing is expected to also include a portion of pulpwood processed into wood chips. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier. Our lumber remanufacturing facility (the Idaho pine board plant) obtains about 5-15% of its lumber raw materials from our Plum Creek sawmill. The remainder has been procured from third-party suppliers.

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

OTHER SEGMENT—NATURAL RESOURCES

We focus on realizing the maximum value potential of our extensive property ownership, including opportunities for oil and natural gas production, mineral extraction and wind power development, along with communication and transportation rights of way. This segment consists of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming alliances with industry leaders to identify and develop natural resource opportunities. We currently receive royalty revenue from the extraction of oil, natural gas and minerals, and wind leases from our ownership. Additionally, we receive payments in exchange for granting oil and gas exploration rights and communication and transportation rights of way.

We continue to evaluate a wide variety of non-timber natural resource opportunities, and we expect to continue to negotiate royalty arrangements and leases to capture the maximum value for our non-timber natural resource assets. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

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

PLUM CREEK 2010 FORM 10-K | 7

PART I / ITEM I

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

Intensive silvicultural applications enhance the growth and value of our timberlands, including the use of trees that are bred specifically for growth, quality and disease resistant traits, early and mid-rotation applications of fertilizers, application of chemicals to control plant competition, and pre-commercial thinning to improve tree growth. These treatments improve not only the growth of the forests, but enhance the quality of the wood grown, reduce future harvesting costs, and shorten the length of harvest rotations.

To maximize the productivity of our timberlands, our approach is to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are used on a substantial portion of our timberlands in the Northern Resources Segment. In the Southern Resources Segment, substantially all reforestation is done by planting.

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

ENVIRONMENTAL STEWARDSHIP

We practice environmentally responsible resource management. We adhere to the philosophy that environmentally sound management practices contribute to the company’s growth in value by providing greater predictability in the management of its natural resource assets. We follow the principles and objectives of the Sustainable Forestry Initiative® program (“SFISM”), which sets forth a comprehensive approach to responsible forest stewardship. Our forestry practices on all of our timberlands have been independently audited and certified under the SFISM program. The SFISM program principles, which can be found on the company’s website at www.plumcreek.com, are designed to ensure that forest management is integrated with the conservation of soil, air and water resources, wildlife and fish habitat, and aesthetics.

Consistent with these principles, we have actively engaged in habitat conservation planning. The habitats of hundreds of species are protected by several agreements, including numerous species listed as threatened or endangered under the Endangered Species Act. These Habitat Conservation Plans (“HCPs”) are as follows:

Habitat Conservation Agreement	Protects	State(s)	Acres (millions)
Central Cascades HCP	315 species	Washington	0.1
Native Fish HCP	5 species of trout and salmon	Montana	0.9
Karner Blue Butterfly HCP	Karner Blue Butterfly	Wisconsin	0.2
Red-Cockaded Woodpecker HCP	Red-Cockaded Woodpecker	Arkansas and Louisiana	0.3

Seasonal Effects

Log sales volumes from our Northern Resources Segment are typically at their lowest point in the second quarter of each year when warming weather thaws and softens roadbeds, thus restricting access to logging sites. Log sales volumes from our Southern Resources Segment are generally at their lowest point during the first quarter of each year, as winter rains limit operations.

8 | PLUM CREEK 2010 FORM 10-K

PART I / ITEM I

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

We have received incidental take permits pursuant to our Habitat Conservation Plans from the U.S. Fish and Wildlife Service that in total cover our forest management on 1.2 million acres in the Northern Resources Segment and 0.3 million acres in the Southern Resources Segment (both as of December 31, 2010). As required by the Endangered Species Act, we prepared Habitat Conservation Plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The Habitat Conservation Plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. With the implementation of these mitigation measures, we are authorized to conduct forestry practices that are consistent with the conservation plans, even though they may have an adverse impact on the habitat of listed species covered by the plans.

Although the Habitat Conservation Plans have been implemented and are functioning as expected, there can be no assurance that they will remain in force or be sufficient to protect us against subsequent changes to the Endangered Species Act. Nor can there be any assurance that the Habitat Conservation Plans, individually or collectively, will be sufficient to protect us against the listing of additional species, or against changes to other applicable laws and regulations. Any of these changes could materially and adversely affect our operations.

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

PLUM CREEK 2010 FORM 10-K | 9

PART I / ITEM I

forestry operations, as well as increased social concern over environmental issues, may result in additional restrictions on us leading to increased costs, additional capital expenditures and reduced operating flexibility. We believe that our experience provides us a relative competitive advantage in managing environmental risks.

TIMBERLANDS

Our forest practices are and will in the future be subject to specialized statutes and regulations in the states where we operate. Many of these states have enacted laws that regulate forestry operations, such as growing, harvesting and processing activities on timberlands. Among other requirements, these laws impose some reforestation obligations on the owners of timberlands. Several states require prior notification before beginning harvesting activities. A number of states require a regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed activity. Other state laws and regulations control the following activities: slash burning and harvesting during fire hazard periods; activities that affect water courses or are in proximity to inland shorelines; activities that affect water quality; and some grading and road construction activities.

Encumbrances

Under the terms of our debt agreements, we have agreed not to pledge, assign or transfer timberlands, except under limited circumstances.

We hold fee title to almost all of our timberlands, with approximately 3% held as leasehold interests. Furthermore, there are no material liens or mortgages of any kind on our timberlands. The title to our timberlands does not always include the related hard rock mineral interests or oil and gas rights. Title to the timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the timberlands or materially restrict the harvesting of timber or other operations.

Employees

As of December 31, 2010, we had 647 salaried and 555 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of seedlings and the harvesting and delivery of logs are conducted by independent contractors.

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

10 | PLUM CREEK 2010 FORM 10-K

PART I / ITEM IA

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

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices, or changes that adversely affect our ability to execute on certain real estate development activities conducted through our wholly-owned taxable REIT subsidiaries, could have a significant effect on our results of operations. We do not expect significant, if any, improvement in real estate prices during 2011, and recovery of prices to pre-2009 levels may take several years. Many real estate developers are expected to continue to postpone their planned development activities, which may make it more difficult for us to sell development property.

The following factors, among others, may adversely affect the timing and amount of our income generated by our timberland sales or our real estate development activities:

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

PLUM CREEK 2010 FORM 10-K | 11

PART I / ITEM IA

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

12 | PLUM CREEK 2010 FORM 10-K

PART I / ITEM IA

Our Ability to Harvest and Deliver Timber May Be Subject to Limitations Which Could Adversely Affect Our Operations

Weather conditions, timber growth cycles, access limitations, availability of contract loggers and haulers, and regulatory requirements associated with the protection of wildlife and water resources may restrict harvesting of timberlands as may other factors, including damage by fire, insect infestation, disease, prolonged drought, flooding and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. As is common in the forest products industry, we do not maintain insurance coverage with respect to damage to our timberlands.

Our revenues, net income and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. In addition, the terms of our long-term debt agreements limit our ability to fund dividends to stockholders by accelerating the harvest of significant amounts of timber.

Our Timberlands and Manufacturing Facilities Are Subject to Federal and State Environmental Laws and Regulations

Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities, remediate contaminated properties and/or develop real estate. These laws and regulations may relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics and the protection and restoration of natural resources, air and water quality. Over time, the complexity and stringency of these laws and regulations have increased, and the enforcement of these laws and regulations has intensified.

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

Some environmental laws impose strict liability, rendering a person liable for environmental damage without regard to the person’s negligence or fault. These laws or future legislation or administrative or judicial action with respect to protection of the environment, including laws and regulations related to global climate change, may adversely affect our business or require significant expenditures.

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

The Impacts of Climate-Related Initiatives Remain Uncertain at This Time

There are several international, federal and state-level proposals addressing domestic and global climate issues. Generally, such proposals in the U.S. could impose regulation or taxation on the production of carbon dioxide and other “greenhouse gases” in an attempt to reduce emissions to the atmosphere, and provide tax and other incentives to produce and use more “clean energy.” Any future legislative and regulatory activity in this area could, in some way, affect us, but it is unclear at this time whether any such impact would be positive, negative, or significant.

Changes in Transportation Availability or Costs

Our business depends on the availability of logging contractors and providers of transportation of wood products, and is materially affected by the cost of these service providers. Therefore, an increase in the cost of fuel could negatively

PLUM CREEK 2010 FORM 10-K | 13

PART I / ITEM IA

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

If in any taxable year we fail to qualify as a REIT, unless we were entitled to relief under the Internal Revenue Code:

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

14 | PLUM CREEK 2010 FORM 10-K

PART I / ITEM IA

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

	Annual Capacity (in millions) (A)	2010 Actual Production (in millions) (B)
Lumber—board feet
Columbia Falls, MT	95	68
Evergreen, MT	100	–
Evergreen, MT (Remanufacturing)	65	–
Meridian, ID (Remanufacturing)	70	57

Total Lumber Capacity	330	125

Plywood—square feet (3/8”)
Columbia Falls, MT	120	86
Evergreen, MT	160	89

Total Plywood Capacity	280	175

MDF—square feet (3/4”)
Columbia Falls, MT (Thick Line MDF)	145	66
Columbia Falls, MT (Thin Line MDF)	120	94

Total MDF Capacity	265	160

(A)

Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Production volumes may vary due to several factors, including end-use market conditions, wood fiber supply and labor availability.

(B)

Actual production in 2010 was lower than our historic operating levels as a result of the significant decline in demand for wood products caused by lower U.S. housing starts and the ongoing economic recession. During 2009, we indefinitely suspended production at our Evergreen, MT sawmill and remanufacturing facility.

PLUM CREEK 2010 FORM 10-K | 15

PART I / ITEM 3

ITEM 3. LEGAL PROCEEDINGS

There is no individual pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity. However, see Note 15 of the Notes to Consolidated Financial Statements.

ITEM 4. (REMOVED AND RESERVED)

Executive Officers of the Registrant

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	Office (L)	Officer Since
Rick R. Holley (A)	59	President and Chief Executive Officer	1989
Thomas M. Lindquist (B)	50	Executive Vice President and Chief Operating Officer	2001
David W. Lambert (C)	50	Senior Vice President and Chief Financial Officer	2002
James A. Kilberg (D)	55	Senior Vice President, Real Estate	2003
James A. Kraft (E)	55	Senior Vice President, General Counsel and Secretary	1989
Larry D. Neilson (F)	51	Senior Vice President, Business Development	2002
David A. Brown (G)	56	Vice President, Chief Accounting Officer	2002
Barbara L. Crowe (H)	59	Vice President, Human Resources	1997
Joan K. Fitzmaurice (I)	53	Vice President, Corporate Communications, Audit and Information Technology	2002
Thomas G. Ray (J)	52	Vice President, Northwest Resources and Manufacturing	2008
Thomas M. Reed (K)	62	Vice President, Southern Resources	2003

(A)	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

(B)	Served since April 2007 as Executive Vice President and Chief Operating Officer. From December 2001 to March 2007, Mr. Lindquist served as Executive Vice President.

(C)

Served since August 2006 as Senior Vice President and Chief Financial Officer. From January 2006 to August 2006, Mr. Lambert served as Vice President, Business Development. Mr. Lambert was Vice President, Treasurer from January 2002 to January 2006, Director of Planning, Treasurer from June 1998 to January 2002 and Director of Finance and Treasurer from November 1994 to June 1998.

(D)	Served since April 2006 as Senior Vice President, Real Estate. Mr. Kilberg previously served as Vice President, Land Management from January 2003 to March 2006.

(E)

Served since January 2002 as Senior Vice President, General Counsel and Secretary. Mr. Kraft was Vice President, General Counsel and Secretary from April 1996 to January 2002, Vice President, Law from January 1994 to April 1996 and Vice President, Law and Corporate Affairs from April 1989 to December 1993.

(F)	Served since October 2005 as Senior Vice President, Business Development. Mr. Neilson was Vice President, Real Estate from August 2002 to October 2005.

(G)

Served since February 2006 as Vice President, Chief Accounting Officer. Mr. Brown was Vice President, Controller (Chief Accounting Officer) from March 2004 to February 2006, Vice President, Controller from January 2002 to March 2004, Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

(H)	Served since April 1997 as Vice President, Human Resources.

(I)	Served since June 2002 as Vice President, Corporate Communications, Audit and Information Technology.

(J)

Served since April 2010 as Vice President, Northwest Resources and Manufacturing. Mr. Ray was Vice President, Northwest Operations from December 2009 to March 2010, Vice President, Montana Operations from December 2008 to December 2009 and General Manager, Northwest Resources from 2001 to November 2008.

(K)

Served since August 2006 as Vice President, Southern Resources. From September 2002 to August 2006, Mr. Reed served as Vice President, Southeast Region. Mr. Reed was Regional Manager, Coastal Operations from September 2001 to September 2002.

(L)	There are no family relationships among the executive officers of the company.

16 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 5

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange. As of February 15, 2011, there were 15,561 stockholders of record and 161,846,053 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2010 and 2009, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
High	$39.38	$43.75	$38.90	$39.34
Low	34.91	33.17	33.11	35.18
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42
2009
High	$35.38	$36.97	$35.53	$38.69
Low	22.88	27.79	27.44	29.05
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42

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

PLUM CREEK 2010 FORM 10-K | 17

PART II / ITEM 5

Company Stock Price Performance

The following graph shows a five-year comparison of cumulative total stockholder returns for the company, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index for the five years ended December 31, 2010. The total stockholder return assumes $100 invested at the beginning of the period in the company’s common stock, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index. It also assumes reinvestment of all dividends.

The following table shows total stockholder return for the previous one year ended December 31:

	2006	2007	2008	2009	2010
Plum Creek	15.6%	20.3%	-21.4%	14.5%	3.8%
S&P Paper and Forest Product Stock Index	5.8%	3.9%	-59.6%	95.5%	5.5%
S&P 500 Index	15.8%	5.5%	-37.0%	26.5%	15.1%

The following table shows total indexed return of stock price plus reinvestment of dividends, assuming an initial investment of $100.00 at December 31, 2005 for the years ended December 31:

	12/31/2005	2006	2007	2008	2009	2010
Plum Creek	$100	$116	$139	$109	$125	$130
S&P Paper and Forest Product Stock Index	$100	$106	$110	$44	$87	$92
S&P 500 Index	$100	$116	$122	$77	$97	$112

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

18 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 5

Purchase of Equity Securities

The following table contains information about the company’s purchases of equity securities during the fourth quarter of 2010:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
October 1, 2010 through October 31, 2010	– shares of common stock	$–	– shares of common stock	$ 200 million

November 1, 2010 through November 30, 2010	17 shares of common stock	$36.83	– shares of common stock	$ 200 million

December 1, 2010 through December 31, 2010	– shares of common stock	$–	– shares of common stock	$ 200 million

Total	17 shares of common stock	$36.83	– shares of common stock

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

(B)

The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized an additional $200 million share repurchase program, which was publicly announced on August 4, 2010. At December 31, 2010, the remaining share repurchase authorization was $200 million.

PLUM CREEK 2010 FORM 10-K | 19

PART II / ITEM 6

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2010	2009	2008	2007	2006
Revenues	$1,190	$1,294	$1,614	$1,675	$1,627
Operating Income (A)	297	299	328	424	461
Equity Earnings from Timberland Venture	57	55	15	–	–
Interest Expense (Note Payable to Timberland Venture)	58	58	14	–	–
Interest Expense, net (Debt Obligations to Unrelated Parties)	80	89	134	147	133
Income before Income Taxes (B)	203	205	206	277	328
Provision (Benefit) for Income Taxes	1	(31)	(27)	(3)	13
Income from Continuing Operations	202	236	233	280	315
Gain on Sale of Properties, net of tax	11	–	–	2	–
Cumulative Effect of Accounting Change, net of tax (C)	–	–	–	–	2
Net Income	213	236	233	282	317

Non-Cash Items
Depreciation, Depletion and Amortization (D)	96	109	135	134	128
Basis of Real Estate Sold	132	155	149	108	85

Balance Sheet Items
Total Assets	4,251	4,448	4,780	4,664	4,661
Total Debt Obligations (to Unrelated Parties) (E)	1,909	2,006	2,189	2,532	2,333
Note Payable to Timberland Venture (a Related Party)	783	783	783	–	–

Earnings per Share (Diluted)
Income from Continuing Operations	$1.24	$1.44	$1.37	$1.60	$1.74
Net Income	$1.31	$1.44	$1.37	$1.61	$1.75

Dividends Declared per Share	$1.68	$1.68	$1.68	$1.68	$1.60

Timberland Acquisitions
Purchase Price	$–	$–	$119	$174	$111
Acres	–	–	147,000	69,000	98,000

Timberland Dispositions (Acres) (F)	258,000	297,000	314,000	252,000	112,000

Harvest Volume (in Million Tons)	15.4	15.8	19.6	20.4	21.0

(A)	Includes $14 million gain in 2006 from the settlement of the Canadian Lumber dispute.

(B)	Includes $13 million loss in 2010, $2 million loss in 2009 and $11 million gain in 2008 on extinguishment of debt.

(C)	Includes impact of adopting Stock Compensation accounting standards, effective January 1, 2006.

(D)	Includes a $10 million lumber manufacturing assets impairment loss in both 2009 and 2008 and a $4 million loss related to forest fires in 2007.

(E)	Includes Timber Obligations accounted for as capital leases.

(F)

Timberland dispositions during 2008 do not include approximately 454,000 acres located in the Southern Resources Segment that were contributed to a timberland venture in exchange for an equity interest.

20 | PLUM CREEK 2010 FORM 10-K

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

Overview

2010 OPERATING PERFORMANCE COMPARED TO 2009

Our operating income for 2010 of $297 million was $2 million lower than our 2009 operating income. Our operations continue to be negatively impacted by near record low housing starts, low consumer confidence, declining home values, high unemployment and the difficulties associated with obtaining financing for home and real estate purchases. Despite these challenges, we reported higher operating income in our Northern and Southern Resources Segments and our Manufactured Products Segment, offset by lower operating income in our Real Estate Segment. Much of the improvement in earnings in our timber and manufacturing businesses during 2010 was due to improved product prices due to moderately increasing demand combined with tightness in the supply chain, which may not reoccur in 2011.

Operating income in our Northern Resources Segment increased by $16 million from an operating loss of $3 million in 2009 to operating income of $13 million in 2010. This increase in earnings was due primarily to higher sawlog prices as a result of improved demand and low mill log inventories. Operating income in our Southern Resources Segment increased by $26 million from operating income of $81 million in 2009 to $107 million in 2010. This improvement in earnings was due primarily to a temporary increase in pulpwood prices as a result of weather-related log shortages and increasing the percentage of sawlogs included in our total harvest.

Operating income in our Manufactured Products Segment increased by $47 million from an operating loss of $23 million in 2009 to operating income of $24 million in 2010. During 2009, we significantly downsized our manufacturing operations which resulted in impairments, write-downs, severance and pension settlement expense of $20 million. During 2010, we benefited from a temporary shortage associated with the restocking of supply chain inventories and our plywood and MDF mills additionally benefited from a temporary supply shortage as a result of the earthquake in Chile.

Operating income in our Real Estate Segment decreased by $98 million from operating income of $278 million in 2009 to operating income of $180 million in 2010. This decrease in earnings was due primarily to a large conservation sale during 2009.

PLUM CREEK 2010 FORM 10-K | 21

PART II / ITEM 7

During 2009, we recorded a tax benefit of $31 million compared to a tax provision of $1 million in 2010. This decrease in our tax benefit was due primarily to improved manufacturing results and a favorable tax law change in 2009.

LIQUIDITY

We believe we have a strong balance sheet and do not foresee any liquidity issues during 2011. At December 31, 2010, we had cash of $252 million and $425 million available for borrowing on our line of credit. During 2010, we reduced our total debt outstanding by almost $100 million and we refinanced upcoming debt maturities at favorable interest rates by issuing $575 million of Senior Notes at 4.70%. We expect cash provided by operating activities in 2011 to decline from the $449 million we generated in 2010 due primarily to lower proceeds from real estate sales. We believe the lower cash from operating activities will be more than adequate to fund our current dividend (approximately $272 million) and planned capital expenditures ($75 million to $80 million). We expect to fund 2011 scheduled long-term debt principal payments ($94 million) with cash on hand or borrowings on our line of credit.

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

Selected U.S. housing economic data for the last five years was as follows at December 31:

	2010	2009	2008	2007	2006
U.S. Housing Starts (in millions)	0.59	0.55	0.90	1.35	1.80
Supply of Existing Homes for Sale (in months)	8	7	11	10	6
30-yr. Fixed Interest Mortgage Rates (average)	4.7%	5.0%	6.0%	6.3%	6.4%

The recession in the United States officially ended in 2009 and the economy continued to improve during 2010. The U.S. economy is once again expanding and the unemployment rate is beginning to slowly decline, although the rate is expected to remain high for the next several years. These economic conditions along with low interest rates, a weak U.S. dollar, and favorable demographics are expected to bode well for the wood products business in the long-run. However, there remains considerable uncertainty regarding whether we will experience any improvement in the demand or prices for our logs or wood products during 2011 due to near record-low housing starts, an excess supply of homes for sale, declining home values, high unemployment and strict lending requirements.

Housing starts during 2010 were estimated to be 588,000, which was only a slight improvement over the record low housing starts of 554,000 (lowest since 1945) in the prior year. Housing starts for 2011 are only expected to improve modestly and will remain well below the long-term expected annual rate of 1.5 million to 1.6 million starts until there is a significant decline in both the number of homes for sale and the unemployment rate. There is currently an eight-month supply of new and existing homes for sale which is well above the historical average four-month supply. The supply of homes for sale could increase in the future due to a potential increase in foreclosures and the timing of these homes being placed on the market.

In addition to weak housing starts, the demand for wood products in the repair and remodeling sector has remained weak. Repair and remodeling activity is down approximately 20% from its peak earlier in the decade and is expected to improve only modestly during 2011 due primarily to declining home values, high unemployment, low consumer confidence and strict lending standards.

The low housing starts and repair and remodeling activity has reduced lumber demand and therefore log demand. This has resulted in weak pricing for the logs and wood products we sell. We expect the prices for our logs and wood products to remain weak until there is a significant improvement in the number of U.S. housing starts, reduced levels of unemployment and a decline in the number of homes for sale.

We use independent third-party contract loggers and haulers to deliver our logs to our customers. As weak business conditions in the timber business have persisted for several years, there are fewer loggers and haulers available in certain markets to produce logs. While we have maintained strong working relationships with our loggers and haulers, when log markets improve there may be production and delivery constraints that could impact log prices and, potentially, our ability to benefit from these conditions by delivering logs.

22 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

Over the past several years, fuel prices have fluctuated significantly. Our timber and manufacturing operations are significantly impacted by changing fuel prices. In 2008, our operating income was negatively affected by $23 million compared to 2007 due mostly to rising fuel costs. During 2009, operating income in our timber business was $36 million higher compared to the prior year due to lower fuel prices. During 2010, our operating income in our timber business was negatively impacted by $4 million compared to 2009 due to higher fuel prices. Oil prices have recently increased and could negatively impact our 2011 operating results. For example, national diesel prices averaged $2.99 per gallon during 2010, whereas national diesel prices averaged $3.09 per gallon at the end of 2010 and $3.36 per gallon in February 2011.

HIGHER VALUE AND NON-STRATEGIC TIMBERLANDS

From time to time, we review our timberlands to identify properties that may have higher values other than as commercial timberlands (see discussion in Item 1—Real Estate Segment). We estimate that included in the company’s 6.8 million acres of timberlands at December 31, 2010, are approximately 1.05 million acres of higher value timberlands which are expected to be sold, exchanged, and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 1.05 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 150,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. Furthermore, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the near and medium term in smaller scale transactions (“small non-strategic”). In addition to these 300,000 acres, we may make opportunistic sales of non-strategic timberlands in larger blocks to commercial timberland buyers (“large non-strategic”). Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

During 2010, we sold approximately 115,000 acres of conservation properties for $122 million compared to selling approximately 165,000 acres for $280 million in 2009. The primary reason for the decrease in conservation sales was due to the three phase sale of 310,000 acres in Montana for $489 million. The third phase covering approximately 70,000 acres for proceeds of $89 million closed during 2010, preceded by the second phase covering approximately 110,000 acres for proceeds of $250 million in 2009. The first phase covering approximately 130,000 acres for proceeds of $150 million closed in 2008.

During 2010, we sold approximately 63,000 acres of small non-strategic timberlands, approximately 115,000 acres for conservation purposes (including approximately 70,000 acres in connection with the third phase of our Montana sale), approximately 50,000 acres of higher and better use / recreational properties, and approximately 25,000 acres of large non-strategic timberlands for total proceeds of $336 million. During 2011, we may adjust the type and geographic location of properties sold to respond to areas with active markets. We expect 2011 revenues from real estate sales to range between $250 million and $300 million, which may include timberlands that are less strategic to the company (large non-strategic sales).

Our land development business slowed dramatically starting in 2008 and has since remained weak. We expect proceeds from the sale of real estate development properties in 2011 to be comparable to the $3 million we recognized during 2010. We expect our real estate development business to remain weak until there is a significant improvement in consumer confidence, real estate values begin appreciating and financing becomes available for such properties.

HARVEST LEVELS

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood (product mix) included in our annual harvest also impact our operating performance. During 2010, we harvested a total of 15.4 million tons compared to a total of 15.8 million tons during 2009. We expect total 2011 harvest levels and product mix to be comparable to our total 2010 harvest levels and product mix. While the company has flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels to increase approximately 10% over the near-term (next five years) and more than 30% over the long-term (ten years). Future harvest levels may vary from historic or expected levels due to weaker or stronger than anticipated markets or other factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by the acquisition of timberlands or the disposition of timberlands beyond the 1.35 million acres described above in the Higher Value and Non-Strategic Timberlands section.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The

PLUM CREEK 2010 FORM 10-K | 23

PART II / ITEM 7

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

(3) Timber Deeds. Timber deed sales are agreements in which the buyer agrees to purchase and harvest specified timber (i.e. mature pulpwood and/or sawlogs) on a tract of land over the term of the contract (usually less than 18 months). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer pays the full purchase price when the contract is signed and we do not have any additional performance obligations. Under a timber deed, the buyer is responsible for all logging and hauling costs and the timing of such activity. Revenue from a timber deed sale is recognized when the contract is signed because the earnings process is complete. Timber deeds are generally marketed and sold to the highest bidder. Bids are typically based on a timber cruise which is an estimate of the total volume of timber on a tract of land broken down by the various types of trees (such as softwood sawlogs, hardwood pulpwood, etc.). Total revenue recognized under a timber deed is not dependent upon the volume or types of trees actually harvested.

The following table summarizes amounts recognized under each method from sales to external customers in the company’s consolidated financial statements for the years ended December 31 (in millions):

	2010	2009
Revenues from:
Delivered log sales	$486	$472
Pay-as-cut sales	$30	$30
Timber deed sales	$12	$5

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, approximately 12% of our timber sales in 2010 and 11% of our timber sales in 2009 consisted of pay-as-cut sales contracts or timber deed sales. Since under sales of stumpage the buyer is responsible for the logging and hauling costs, the operating profit as a percentage of revenue is typically higher in our Southern Resources Segment.

REAL ESTATE SALES

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales). As a result, the timing of our real estate sales may materially impact our reported operating income and net income.

24 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

During 2010, the Real Estate Segment reported an operating profit percentage of approximately 54%. We estimate our Real Estate Segment’s annual operating profit percentage could range from 35% to 70% of revenues. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, sales of properties that have been held by the company for a long time (i.e. decades) will tend to have relatively higher operating profit percentages than properties that have been held by the company for shorter time periods. In contrast, the sale of conservation easements will generally have an operating profit percentage of close to 100% because historically no book basis was allocated to these types of sales.

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

The company has had a long history of acquiring timberlands. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. Our long-lived assets are grouped and evaluated for impairment at the lowest level for which there are independent cash flows. We track cash flows for our 6.8 million acres of timberlands by grouping them into seven geographic areas in the Northern Resources Segment and six geographic areas in the Southern Resources Segment. Additionally, we track cash flows for each of our eight manufacturing facilities.

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

(2) Timber and Timberlands Held for Sale. An impairment loss is recognized for long-lived assets held for sale when the carrying value of those assets exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer (e.g., listed with a broker), and the sale is expected to close within one year. During 2010, the above criteria were met by a number of our timberland properties, and we recognized impairment losses of $1 million for certain of these properties. Similarly, we recognized impairment losses of $3 million and $1 million in 2009 and 2008, respectively, in connection with timberlands held for sale (see Notes 4 and 10 of the Notes to Consolidated Financial Statements.) We expect to continue to sell or exchange timberlands to other forest products companies or non-industrial buyers, and it is probable that we will recognize additional impairment losses in the future in connection with sales of timberlands.

PLUM CREEK 2010 FORM 10-K | 25

PART II / ITEM 7

An impairment loss is generally not recorded until management expects that timberlands will be sold within the next 12 months. For many properties that are currently listed for sale, it is difficult to conclude whether they will be sold within one year and to estimate the price. Nevertheless, management performs a probability assessment for all properties that are listed for sale and records an impairment loss (to the extent the property’s book basis exceeds its estimated fair value net of selling cost) in the quarter in which management expects the property will be sold within twelve months.

(3) Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our eight (two of which are indefinitely curtailed) manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful life of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs and availability, volumes of product sold, and residual value of the facility. No impairment losses were recorded during 2010. During the first quarter of 2009, as a result of an analysis to rationalize and consolidate its lumber operations, the company recorded an impairment charge of $10 million related to certain lumber manufacturing assets. During 2008, we recognized an impairment loss of $10 million in connection with our lumber manufacturing assets.

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

(4) Capitalized Real Estate Development Costs. Current and future costs associated with specific real estate development projects are capitalized once management has concluded it is probable that a project will be successful. Real estate development costs are expensed as incurred when management is not able to conclude that it is probable a project will be successful. Furthermore, previously capitalized costs for specific projects are written-off when management revises its prior assessment and concludes that it is probable a project will not be successful and costs will not be recovered. For many of our projects, there is less judgment in making this determination due to prior experience in the local market or advice from consultants. However, for some of our larger projects where we have limited experience in the local market or for projects in environmentally sensitive areas, there is significant judgment in assessing the expected outcome for the projects. At December 31, 2010, we have $29 million of capitalized costs associated with projects that management expects will be successful. Of these capitalized costs, approximately $17 million represent costs for a single project that has been approved by a state commission but is being appealed in court by groups opposed to the project. While not expected, if the approval is reversed, some or all of these capitalized costs could be written off in the next twelve months.

DEPLETION

Depletion, or costs attributed to timber harvested, is recorded as trees are harvested. Depletion rates for each geographic area are adjusted at least annually. Depletion rates are computed by dividing (A) the sum of (1) the original cost of the timber less previously recorded depletion plus (2) estimated future silviculture costs, including the impact of inflation, that are expected to be incurred over the next harvest cycle, by (B) the total timber volume that is estimated to be harvested over the harvest cycle. The harvest cycle can be as short as 20 years in the South to as long as 90 years in the North. The estimate of future silviculture costs is limited to the expenditures that are expected to impact growth rates over the harvest cycle. The depletion rate calculations do not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest.

26 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2010	2009
Depletion Expense
Northern Resources Segment	$18	$20
Southern Resources Segment	48	48

Total Depletion Expense	$66	$68

Average Depletion Rates (per ton)
Northern Resources Segment	$4.61	$4.60
Southern Resources Segment	$4.18	$4.25

Assumptions Used to Determine the Average Depletion Rates
Estimated Future Silviculture Costs, including the Impact of Inflation
Northern Resources Segment	$49	$62
Southern Resources Segment (A)	$531	$485

Estimated Future Volume (in million tons)
Northern Resources Segment	269	271
Southern Resources Segment (B)	413	392

Sensitivity of Results to Changes in Key Assumptions
Increase in Depletion Expense for a 10%:
Increase in Estimated Future Silviculture Costs (C)
Northern Resources Segment	$0.1	$0.1
Southern Resources Segment	$1.5	$1.4

Decrease in Estimated Future Volume (D)
Northern Resources Segment	$1.9	$2.3
Southern Resources Segment	$5.2	$5.3

(A)	Reflects an increase in our estimates of future costs associated with fertilization treatments due to higher chemical and application costs and more acres treated.

(B)	Increase from 2009 is due primarily to an increase in our estimate of rotation length for certain stands and improved growth rates.

(C)	Assumes future timber volumes do not change.

(D)	Assumes future silviculture costs do not change.

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

PLUM CREEK 2010 FORM 10-K | 27

PART II / ITEM 7

Grants of value management awards are classified and accounted for as liabilities. As a result, the expense recognized over the performance period will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. Furthermore, the quarterly expense recognized during the performance period is based on the fair value as of the end of the most recent quarter. Prior to the end of the performance period, compensation cost for value management awards is based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Fair values for value management awards are computed based on our historical relative total shareholder return and simulated relative total shareholder return compared to the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period (“Peer Group”). The simulated total shareholder return of the company and the Peer Group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of the company’s and the Peer Group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole) and risk-free interest rate.

The fair value of the liability for outstanding value management awards at December 31, 2010 was $2 million, which is based on the current fair value of outstanding awards multiplied by the percentage of months that services were provided during the performance period. The liability at December 31, 2010 could range between $0 and $13 million based on the possible fair value of all outstanding liability based awards. We could have a material adjustment to our share-based compensation liability to the extent there is a material change in the fair value of our value management awards during the quarter.

PENSIONS

Plum Creek provides pension benefits under defined benefit pension plans that cover substantially all of our employees. See Note 12 of the Notes to Consolidated Financial Statements. We maintain a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. Participants’ benefits vest after three years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance benefits or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of the last 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

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

The computation of the company’s benefit obligation, pension cost and accrued pension liability under U.S. generally accepted accounting principles requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2010	2009
Assumptions Used to Determine the Benefit Obligation at December 31
Discount Rates (A)
Annuity Distributions	5.90%	5.90%
Lump-Sum Distributions	4.19%	4.31%
Rate of Compensation Increase (B)	3.45%	3.45%
Assumptions Used to Determine Net Periodic Benefit Cost
Discount Rate
Annuity Distributions	5.90%	6.85%
Lump-Sum Distributions	4.31%	4.35%
Expected Long-Term Return on Plan Assets (C)	7.75%	7.75%
Rate of Compensation Increase (B)	3.45%	3.70%

28 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

(A)

The December 31, 2010 discount rate for annuity distributions was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2010, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2010. The December 31, 2010 discount rate for lump-sum distributions is based on yields on 30-year U.S. Treasury bonds.

(B)

The assumed rate of increase of future compensation levels represents our long-term estimate of such increases on the basis of the composition of plan participants, past results and market expectations.

(C)

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

The following table summarizes key financial measures and sensitivities to changes in assumptions for the years ended December 31 (in millions):

	2010	2009
Key Financial Measures
Pension Expense (A)	$8	$14
Cash Pension Plan Contributions—Qualified Plan	4	10
Cash Grantor Trust Funding—Supplemental Plans	1	3
Current Accrued Pension Liability	3	3
Non-Current Accrued Pension Liability	26	31
Sensitivity to Changes in Key Assumptions
Increase in Pension Expense for Every 0.25 Percentage Point:
Decrease in Long-Term Rate of Return on Plan Assets	$0.3	$0.3
Decrease in Weighted-Average Discount Rate	0.6	0.7
Increase in Rate of Increase in Compensation Levels	0.2	0.2
Increase in Qualified Pension Funding (actuarially computed accumulated benefit obligation) for:
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate	$3.3	$3.8
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate Assumption for Lump-Sum Benefits	$1.3	$1.7

(A)

Pension expense for 2009 includes a $5 million settlement loss recorded as a result of 2009 lump-sum distributions for the year ended December 31, 2009. The settlement loss represents a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income.

Assuming an average long-term rate of return on plan assets of 7.75%, and weighted-average discount rates of 5.90% for annuity distributions (and 4.19% for lump-sum distributions) for 2011 and beyond, and a 3.45% rate of increase in compensation levels, we project our annual pension expense for 2011 will be approximately $9 million and will range between $7 million and $8 million each year for 2012 through 2015. Over the same time periods, the annual cash

PLUM CREEK 2010 FORM 10-K | 29

PART II / ITEM 7

funding required under our present funding policy and current funding rules for the qualified pension plan is expected to range between $0 and $6 million in 2011, and be approximately $5 million each year for 2012 through 2015. We expect to fund between $0 and $2 million in 2011 to our supplemental (non-qualified) pension plans and approximately $1 million each year for 2012 through 2015.

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

In September 2010, the company entered into a purchase commitment to supply natural gas to our manufacturing facilities for the period November 2010 through March 2011. The contract is a derivative and at December 31, 2010, the fair value of the company’s purchase obligation under this contract was $0.2 million. The company is not a party to any other derivative transactions.

On October 1, 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for an equity interest. The company accounts for its interests under the equity method of accounting. See Notes 16 and 17 of the Notes to Consolidated Financial Statements.

The following table summarizes our contractual obligations at December 31, 2010 (in millions):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt (A)	$2,365	$172	$736	$737	$720
Note Payable to Timberland Venture (B)	1,245	58	116	116	955
Operating Lease Obligations	14	3	6	4	1
Timber Obligations	6	1	1	–	4
Long-Term Incentive Plans	2	–	2	–	–
Purchase Obligations (C)	159	65	40	14	40
Other Long-Term Liabilities (D)	–	–	–	–	–

Total Contractual Obligations	$3,791	$299	$901	$871	$1,720

(A)

In addition to principal, long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt and the variable interest rate as of December 31, 2010 of 0.72% for our $350 million term credit agreement. Interest obligations are $77 million (Less than one year), $133 million (1-3 years), $106 million (3-5 years), and $141 million (More than 5 years). As we expect borrowings outstanding under our line of credit to vary, only repayment of the principal is included. In 2010, interest expense related to our line of credit was less than $1 million.

(B)

On October 1, 2008, the company borrowed $783 million from the Timberland Venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. Interest obligations are $58 million (Less than one year), $116 million (1-3 years), $116 million (3-5 years), and $172 million (More than 5 years).

(C)

Purchase obligations are comprised primarily of $62 million for timber harvest contracts, $48 million for long-term timber leases, $38 million for fiber supply agreements to supply our manufacturing facilities, $5 million for raw materials for our MDF facilities, $2 million for road maintenance agreements and $2 million for third-party logs for our plywood and sawmill facilities.

(D)

We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2010, other long-term liabilities include workers’ compensation of $10 million, deferred compensation obligations of $5 million and non-qualified pension obligations of $29 million (including $3 million classified as a current liability). We expect to fund approximately $2 million for workers’ compensation payments in 2011. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2010, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $5 million. The December 31, 2010 fair value of assets in the other grantor trust was approximately $30 million and the actuarially

30 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

computed accumulated benefit obligation for our non-qualified pension plans was $25 million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. Additionally, based on current interest rates and expected returns, the company expects 2011 contributions to the qualified pension plan to range between $0 and $6 million and between $0 and $2 million for the supplemental (non-qualified) pension plans. See Notes 10 and 12 of the Consolidated Notes to Financial Statements.

Events and Trends Affecting Operating Results

HARVEST PLANS

We determine our annual timber (sawlogs and pulpwood, including stumpage sales) harvesting plans based on a number of factors. At the stand level, ranging in size from 10 to 200 acres, we consider the age, size, density, health and economic maturity of the timber. A stand is a contiguous block of trees of a similar age, species mix or silvicultural regime. At the forest level, ranging in size from 100,000 to almost 1 million acres, we consider the long-term sustainability and environmental impact of certain levels of harvesting, certain external conditions such as supply agreements, and the level of demand for wood within the region. A forest is a broad administrative unit, made up of a large number of stands. Harvest scheduling is the technical approach using computer modeling that considers all of the above factors along with forest growth rates and financial assumptions to project future harvest plans for a number of years forward.

Our actual harvest levels may vary from planned levels due to log demand, sales prices, the availability of timber from other sources, the level of timberland sales and acquisitions, the availability of legal access, abnormal weather conditions, fires and other factors outside of our control. We believe that our harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs. Furthermore, future harvest levels will be impacted by sales and purchases of timberlands. The impact will depend on the level and extent we are able to reinvest proceeds in productive timberlands and the stocking levels and age class distribution of any newly acquired timberlands.

Northern Resources Segment. Harvest levels were 4.0 million tons (54% sawlogs and 46% pulpwood) during 2010 and 4.4 million tons (49% sawlogs and 51% pulpwood) during 2009. Pulpwood harvest volumes were lower in 2010 compared to the prior year due primarily to temporary increases in harvest levels in prior years to capture favorable pulpwood prices. We expect 2011 harvest levels and product mix (i.e., the percentage of sawlogs vs. pulpwood) to be comparable to our 2010 harvest levels and product mix. While the company has flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels beyond 2011 to be at moderately higher levels over the near-term (next five years) and increase more than 20% over the long-term (ten years and beyond) and we expect the product mix to improve to approximately 65% sawlogs.

Southern Resources Segment. Harvest levels were 11.5 million tons (44% sawlogs and 56% pulpwood) during 2010 and 11.4 million tons (39% sawlogs and 61% pulpwood) during 2009. In 2011, we expect harvest volumes and product mix (i.e. the percentage of sawlogs vs. pulpwood) to be comparable to our 2010 harvest volumes and product mix. While the company has flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels beyond 2011 to be at moderately higher levels over the near-term (next five years) and increase more than 35% over the long-term (ten years and beyond) and we expect the product mix to improve to approximately 50% sawlogs.

CONSERVATION SALES IN THE REAL ESTATE SEGMENT

During 2008, we signed an agreement to sell approximately 310,000 acres of timberlands in Montana in our Northern Resources Segment for $489 million in three phases. As a result, our revenues and cash flows for the years in which each closing occurred were significantly improved by this multi-phase transaction. At present, we do not expect to have transactions of similar magnitude in 2011.

The table below summarizes revenue recognized, operating income and acres sold by Plum Creek for this transaction (dollars in millions):

	2010	2009	2008
Montana Conservation Transaction
Revenue	$89	$250	$150
Operating Income	37	162	74
Acres	70,000	112,000	130,000

PLUM CREEK 2010 FORM 10-K | 31

PART II / ITEM 7

MANUFACTURED PRODUCTS SEGMENT PRODUCTION LEVELS

The results of our Manufactured Products Segment are driven largely by the strength of the U.S. housing market, which has been declining since 2007. Although housing starts improved modestly in 2010 from 2009 (a 6% increase), current levels of approximately 600,000 starts per year remain significantly below historical averages achieved in the previous decade of approximately 1.7 million starts per year. During 2009, we permanently closed two lumber mills, indefinitely suspended production at one additional lumber mill and one remanufacturing facility and reduced production at another lumber mill. We have also reduced production at our MDF and plywood facilities in response to the decline in demand. During 2010, we continued to operate all of our Manufactured Products facilities at reduced levels similar to 2009. Until markets for wood products improve, our expected production levels (and sales volumes) will be significantly lower than both the combined capacity of our facilities and historical operating rates.

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

COMPARABILITY OF FINANCIAL STATEMENT PERIODS

Acquisitions and Divestitures. We have pursued and expect to continue to pursue both the acquisition and divestiture of timberlands to increase the value of our assets. There were no significant timberland acquisitions during 2010 and 2009. During 2008, we acquired 147,000 acres of timberlands, located primarily in Georgia, Vermont and Oregon. During 2010, we sold approximately 258,000 acres of timberland; during 2009, we sold approximately 297,000 acres of timberland; and during 2008 we sold approximately 314,000 acres. Additionally during 2008, approximately 454,000 acres located in the Southern Resources Segment were contributed to a timberland venture in exchange for an equity interest. As a result of these timberland transactions, our ownership was approximately 6.8 million acres at December 31, 2010; approximately 7 million acres at December 31, 2009; and approximately 7.4 million acres at December 31, 2008. Accordingly, the comparability of periods covered by the company’s financial statements is, and in the future may be, affected by the impact of timberland acquisitions and divestitures.

32 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

Results of Operations

The following table compares Operating Income (Loss) by Segment and other items impacting our income from continuing operations for the years ended December 31 (in millions):

	2010	2009	2008
Operating Income (Loss) by Segment
Northern Resources	$13	$(3)	$41
Southern Resources	107	81	128
Real Estate	180	278	245
Manufactured Products	24	(23)	(44)
Other	23	17	23

Total Segment Operating Income	347	350	393
Other Costs and Eliminations	(51)	(51)	(64)
Other Unallocated Operating Income (Expense), net	1	–	(1)

Operating Income	297	299	328
Equity Earnings from Timberland Venture	57	55	15
Interest Expense, net (Debt Obligations to Unrelated Parties)	80	89	134
Interest Expense (Note Payable to Timberland Venture)	58	58	14
Gain (Loss) on Extinguishment of Debt	(13)	(2)	11
Provision (Benefit) for Income Taxes	1	(31)	(27)

Income from Continuing Operations	$202	$236	$233

2010 COMPARED TO 2009

Northern Resources Segment.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	2.134	$63	2.137	$55
Pulpwood ($/Ton Delivered)	1.823	$39	2.268	$40

Total	3.957		4.405

Revenues decreased by $2 million to $210 million in 2010. Revenues were slightly lower compared to 2009 as higher sawlog prices ($18 million) were offset by lower pulpwood volumes ($18 million) and lower pulpwood prices ($2 million). Sawlog prices were 15% higher in 2010 compared to 2009. The increase was due primarily to improvement in demand during the spring building season as a result of low mill log inventories and improving lumber and plywood prices. Additionally, sawlog prices in the Northwestern U.S. have also been favorably impacted by increased lumber production compared to 2009 and improved export demand for sawlogs (primarily from China). However, sawlog prices remained relatively weak during most of 2010 due to near record low housing starts as a result of an excess supply of homes for sale and high unemployment.

Pulpwood harvest volumes were 20% lower due primarily to temporary increases in harvest levels in prior years to capture favorable pulpwood prices. In 2010 and 2009, we deferred a portion of the sawlog harvest in Oregon due to weak demand and prices. In 2011, we expect harvest volumes and product mix (i.e. the percentage of sawlogs vs. pulpwood) to be comparable to our 2010 harvest volumes and product mix.

Northern Resources Segment operating income was $13 million for 2010 compared to an operating loss of $3 million in 2009. This increase of $16 million was due primarily to higher sawlog prices. Segment costs and expenses decreased by $18 million, or 8%, to $197 million due primarily to lower harvest volumes and lower forest management and administrative expenses. Various forest management and administrative expenses have decreased by 14% ($4 million) due primarily to cost reduction initiatives and timberland dispositions.

PLUM CREEK 2010 FORM 10-K | 33

PART II / ITEM 7

Southern Resources Segment.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	5.021	$23	4.402	$22
Pulpwood ($/Ton Stumpage)	6.446	$12	6.999	$10

Total	11.467		11.401

Revenues increased by $30 million, or 9%, to $377 million in 2010 compared to 2009. This increase was due primarily to higher sawlog harvest volumes ($22 million), higher pulpwood prices ($15 million), and higher sawlog prices ($3 million), partially offset by lower pulpwood harvest volumes ($13 million). Sawlog harvest volumes increased by approximately 600,000 tons, or 14%, and pulpwood harvest volumes decreased by approximately 600,000 tons, or 8%, compared to 2009 due primarily to a shift in standing inventory. During the past several years, we have concentrated on thinning young timber stands (i.e. first thinnings) to maintain vigorous growth rates and to capture favorable pulpwood prices. The timber harvested from these first thinnings is predominately pulpwood. During 2010, a greater proportion of our harvest volume was from more mature timber stands that contained both pulpwood and small diameter sawlogs. In 2011, we expect harvest volumes and product mix (i.e. the percentage of sawlogs vs. pulpwood) to be comparable to our 2010 harvest volumes and product mix.

Pulpwood prices were 16% higher on a stumpage basis (11% higher on a delivered basis) during 2010 compared to the prior year due primarily to a temporary shortage of logs and improved demand. Throughout most of the U.S. South, pulpwood was in short supply during the first half of 2010 due to extremely wet weather conditions. However, as a result of our extensive ownership, we were able to deliver logs when other timberland owners had to curtail log production. During 2010, the demand for pulpwood remained favorable due primarily to the improvement in global economic conditions, a reduced supply of wood chips from solid wood products manufacturers, and the temporary supply-chain disruption of market pulp as a result of the February 2010 earthquake in Chile. Nevertheless, pulpwood prices during the fourth quarter of 2010 declined to $10 per ton; the same average sales price realized during the fourth quarter of 2009 due to favorable harvesting conditions (dry weather) and high mill log inventories. Sawlog prices were generally weak during most of 2010 due to near record low housing starts as a result of an excess supply of homes for sale and high unemployment.

Southern Resources Segment operating income was 28% of its revenues for 2010 and 23% for 2009. This increase was due primarily to higher pulpwood prices and higher sawlog volumes. Segment costs and expenses increased by $4 million, or 2%, to $270 million.

Real Estate Segment.

	Year Ended December 31, 2010			Year Ended December 31, 2009
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	63,235	$61	$970	19,620	$19	$950
Large Non-Strategic	24,310	32	1,320	59,160	38	650
Conservation	116,105	122	1,050	165,855	280	1,690
Higher and Better Use / Recreational	53,265	114	2,140	50,275	112	2,235
Development Properties	845	3	3,415	2,060	12	5,520
Conservation Easements		4	455		–

Subtotal	257,760	336		296,970	461
Revenue from Non-Cash Exchange	–	–	–	20,600	25	1,205

Total	257,760	$336		317,570	$486

Revenues decreased by $150 million to $336 million in 2010. This decrease is due primarily to lower revenues from sales of conservation properties ($158 million) and revenue realized on a non-cash exchange valued at $25 million in 2009, offset in part by an increase in the number of acres of small non-strategic land sales ($42 million).

34 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

Revenues from the sale of conservation properties decreased due primarily to selling fewer acres associated with a three phase transaction in Montana. The third phase of approximately 70,000 acres in Montana closed during 2010 for approximately $89 million. The second phase was during 2009 for approximately 112,000 acres in Montana for $250 million. The first phase was during 2008 and conveyed approximately 130,000 acres in Montana for $150 million. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

The increase in small non-strategic acres sold during 2010 compared to 2009 was due primarily to an unusually large sale during 2010 when a collection of approximately 23,000 acres were sold to a single buyer.

From time to time, we may dispose of large blocks of timberlands to maximize value (“large non-strategic”) such as the 24,000 acres we sold during 2010 in Louisiana for $32 million and nearly 60,000 acres in Wisconsin we sold during 2009 for $38 million. Additionally, during 2009, we completed a non-cash exchange of land with the State of Washington. We recognized $25 million of revenue which represents the fair value of the lands we received. No operating income was recognized for the transaction as the book value of the timberlands we disposed of approximated the exchange value of $25 million.

Revenues from higher and better use / recreational land sales were generally comparable between 2010 and the prior year. However, average sales realization decreased by 4% due primarily to our continued focus on selling lower valued recreational properties. The demand for higher valued recreational properties remains weak due to concern over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing.

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales). Also, in any period the sales average will vary based on the location and physical characteristics of the parcels sold.

We expect revenues from real estate sales during 2011 to range between $250 million and $300 million, which may include timberlands that are less strategic to the company (large non-strategic sales).

The Real Estate Segment operating income as a percent of revenue was 54% for the period ended December 31, 2010 compared to 57% for the same period in 2009. Real Estate Segment costs and expenses decreased by $52 million to $156 million in 2010 due primarily to selling fewer acres.

Manufactured Products Segment.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	116,090 MBF	$507	164,512 MBF	$397
Plywood	172,716 MSF	$378	154,918 MSF	$357
Fiberboard	157,017 MSF	$606	132,092 MSF	$597

(A)	Represents product prices at mill level

Revenues increased by $20 million, or 8%, to $265 million in 2010. This increase was due primarily to higher MDF sales volume ($16 million), higher lumber prices ($8 million), and higher plywood sales volume ($7 million), offset in part by lower lumber sales volume ($13 million).

MDF sales volume increased by 19% in 2010 compared to 2009 due primarily to increased demand. During 2010, when seasonal demand in the U.S. was increasing, the global supply of MDF was temporarily disrupted due to the February 2010 earthquake in Chile. In addition, the weaker U.S. dollar reduced MDF imports to the U.S. MDF demand is expected to remain weak until the U.S. housing market recovers and global economic conditions improve. As a result of the limited demand, we continue to produce at approximately 60% of capacity.

PLUM CREEK 2010 FORM 10-K | 35

PART II / ITEM 7

Lumber sales prices were 28% higher during 2010 due primarily to limited supply, a temporary increase in demand and the closure and curtailment of our mills in 2009, which generally sold a lower-value product. The supply of lumber was constrained due to extensive mill curtailments and weather-related log shortages, primarily during the first half of 2010. The temporary improvement in demand was primarily due to the restocking of lumber inventories in anticipation of the 2010 spring building season. Lumber prices peaked during the second quarter of 2010 but have since declined as demand for housing remains weak. U.S. housing starts were 588,000 for all of 2010, a 6% increase from the 554,000 starts in 2009 (a record low since 1945). Housing starts for 2011 are forecasted to improve only modestly to between 650,000 and 700,000, remaining well below the average annual starts of 1.7 million earlier in the previous decade. Additionally, repair and remodel activity in the U.S. improved modestly during 2010 (3%) and is expected to post similar improvements in 2011, but still remains over 20% below peak levels in the prior decade. Lumber sales volume declined 29% during 2010 due primarily to curtailed production. During 2009, we permanently closed two lumber mills and indefinitely suspended production at two other lumber mills as a result of historically low housing starts.

Plywood sales volume was 12% higher during 2010 due primarily to increased demand. The supply of plywood was temporarily constrained in 2010 due to a decline in imports as a result of the impact of the February 2010 earthquake in Chile. Demand for plywood is expected to remain weak until economic conditions in the U.S. improve. As a result of the limited demand, we continue to produce at approximately 60% of capacity.

Manufactured Products Segment operating income was $24 million for 2010 compared to an operating loss of $23 million for 2009. This increase in operating performance was due primarily to impairments, write-downs, severance and pension settlement charges recorded in 2009 ($20 million), improved product prices, primarily lumber, and various cost-saving initiatives ($4 million). During 2009, we recorded a lumber mill impairment ($10 million), a related write-down of spare parts ($2 million), a write-down of mill inventories ($2 million), severance charges ($2 million), and pension settlement charges ($4 million). For the past year, we have been aggressively managing discretionary manufacturing costs at all of our mills to improve operating performance. See Note 5 of the Consolidated Notes to Financial Statements for discussion of the mill impairment.

Manufactured Products Segment costs and expenses decreased by $27 million, or 10%, to $241 million for 2010 due primarily to no impairments, write-downs, severance charges, or pension settlement charges, lower lumber production in 2010, and various cost-saving initiatives, offset in part by higher MDF sales volume.

Other Segment. Operating income increased $6 million to $23 million in 2010 due primarily to a $5 million operating gain in connection with the termination of a land lease in 2010. The $5 million is recorded in our Other Segment since the consideration was primarily for the release of mineral rights and is reported as Other Operating Income (Expense), net in our Consolidated Statements of Income.

During the first quarter of 2010, we received cash proceeds of $21 million for the sale of an undivided 50% interest in mineral rights (natural gas reserves on properties located in West Virginia) and to amend an agreement covering existing exploration rights. We allocated $11 million to the sale of mineral rights and $10 million to the modification of exploration rights. The sale of mineral rights is reported as Gain on Sale of Properties, net of tax in our Consolidated Statements of Income and was not included in the Other Segment’s operating income. The remaining consideration of $10 million related to the modified exploration rights, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, is being amortized into revenue of the Other Segment over the expected three-year term. See Note 19 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $51 million in both 2010 and 2009.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general, and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $95 million in 2010 and by $106 million in 2009. This decrease in expense of $11 million was due primarily to lower share-based compensation expense ($7 million) and lower severance charges ($4 million). The decrease in share-based compensation expense is due to a decrease in the fair value of our value management plan awards in 2010. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Interest Expense, net. Interest expense, net of interest income, decreased $9 million, or 6%, to $138 million in 2010. This decrease was due primarily to debt retirements, including both maturing borrowings and prepayments, of Senior Notes (fixed rate debt) in 2009 and 2010. While these retirements reduced average outstanding debt levels in 2010

36 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

compared to 2009, a portion of the retirements were refinanced with our line of credit at significantly lower interest rates. Interest expense for both periods included $58 million related to our Note Payable to Timberland Venture.

In November 2010, we issued $575 million aggregate principal amount of 4.70% Senior Notes. With the proceeds from this borrowing, we prepaid Senior Notes (with higher interest rates) that were scheduled to mature in 2011, retired our $250 million term credit agreement (scheduled to mature in 2012), and reduced outstanding borrowings on our line of credit. As a result, we expect interest expense in 2011 to be similar to 2010 interest expense.

Gain (Loss) on Extinguishment of Debt. In 2010, we made prepayments of approximately $226 million to retire $213 million of principal for debt due in 2011. These prepayments were at a premium and as a result, we recognized a loss in 2010 of $13 million. In 2009, we made debt principal prepayments at a slight premium resulting in a $2 million loss.

Provision (Benefit) for Income Taxes. The provision for income taxes was $1 million for 2010 compared to a benefit for income taxes of $31 million for 2009. The decrease in the tax benefit of $32 million is due primarily to improved results in our manufacturing business which increased operating income by $47 million during 2010 compared to 2009 (resulting in $19 million higher tax expense in 2010). Additionally, in 2009, we recorded a tax benefit related to the reversal of $5 million of previously accrued built-in gains tax and a reduction to our deferred tax liability of $3 million, compared to a reduction to our deferred tax liability of $1 million during 2010. See Note 6 of the Notes to Consolidated Financial Statements.

At December 31, 2010, we have recorded deferred tax assets of $54 million and deferred tax liabilities of $37 million. We have not recorded a valuation allowance in connection with our deferred tax asset of $54 million. A valuation allowance is recognized if it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to either the reversal of various timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize the company’s deferred tax assets.

Gain on Sale of Properties, net of tax. During 2010, we sold an undivided 50% interest in mineral rights (natural gas reserves) on properties located in West Virginia for $11 million. See Other Segment above for detailed discussion of the transaction.

2009 COMPARED TO 2008

Northern Resources Segment.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	2.137	$55	3.366	$69
Pulpwood ($/Ton Delivered)	2.268	$40	2.616	$43

Total	4.405		5.982

Revenues decreased by $135 million, or 39%, to $212 million in 2009. This decrease was due primarily to lower sawlog harvest volumes ($83 million), lower sawlog prices ($32 million), lower pulpwood harvest volumes ($15 million) and lower pulpwood prices ($7 million). Total harvest volumes for 2009 decreased by 26% compared to 2008. Sawlog harvest volumes were 37% lower compared to 2008 due primarily to harvest deferrals as a result of weak log prices, along with accelerated sawlog harvest volumes in prior years to take advantage of favorable prices, and timberland sales. Revenues associated with our Montana mills declined $42 million in 2009 due to mill closures and curtailments. Pulpwood harvest volumes were 13% lower due primarily to temporary increases in harvest levels in 2008 to capture favorable pulpwood prices and recent timberland sales.

Sawlog prices were 21% lower in 2009 compared to 2008 due primarily to the decline in housing starts as a result of the 2009 recession in the U.S. Demand for wood products in 2009 decreased significantly as housing starts declined approximately 40% from 2008 levels and declined almost 70% from average annual starts earlier in the decade. Pulpwood prices were 7% lower as compared to 2008 as a result of the 2009 global recession which reduced the demand for paper and packaging materials.

Northern Resources Segment operating loss was $3 million for 2009 compared to operating income of $41 million in 2008. This decrease of $44 million was due primarily to weaker sawlog prices and lower harvest volumes. Segment costs and expenses decreased by $91 million, or 30%, to $215 million due primarily to lower harvest volumes, lower log

PLUM CREEK 2010 FORM 10-K | 37

PART II / ITEM 7

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

Sawlog prices on a stumpage basis were 16% lower in 2009 compared to 2008 due primarily to the decline in housing starts as a result of the 2009 recession in the U.S. Sawlog prices on a delivered basis decreased by 13%. Demand for wood products in 2009 decreased significantly as housing starts declined approximately 40% from 2008 levels and declined almost 70% from average annual starts earlier in the decade. Pulpwood prices were 5% lower on a stumpage basis (9% lower on a delivered basis) during 2009 compared to the prior year as a result of the global recession which reduced the demand for paper and packaging materials.

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

Real Estate Segment.

	Year Ended December 31, 2009			Year Ended December 31, 2008
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	19,620	$19	$950	92,285	$89	$965
Large Non-Strategic	59,160	38	650	–	–	–
Conservation	165,855	280	1,690	175,740	200	1,140
Higher and Better Use / Recreational	50,275	112	2,235	45,610	136	2,975
Development Properties	2,060	12	5,520	820	7	8,770

Subtotal	296,970	461		314,455	432
Revenue from Non-Cash Exchange	20,600	25	1,205	–	–	–

Total	317,570	$486		314,455	$432

Revenues increased by $54 million to $486 million in 2009 compared to 2008. This increase is due primarily to higher revenues from sales of conservation properties ($80 million), revenue of $38 million from selling nearly 60,000 large,

38 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

non-strategic acres in Wisconsin, revenue from a non-cash exchange valued at $25 million, increase in the number of acres of higher and better use/recreational properties sold ($14 million), offset in part by a decrease in the number of acres of small non-strategic land sales ($70 million) and lower prices from higher and better use / recreational properties ($37 million).

Revenues from the sale of conservation properties increased due primarily to the sale of approximately 112,000 acres in Montana for $250 million during 2009. The $250 million conservation sale during 2009 was the second in a three phase transaction. The first phase was during 2008 and conveyed approximately 130,000 acres in Montana for $150 million. The third phase of approximately 70,000 acres in Montana closed in 2010 for approximately $89 million. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

From time to time, we may dispose of larger blocks of other timberlands to maximize value, such as the 60,000 acres in Wisconsin we sold during 2009. Additionally, during 2009, we completed a non-cash exchange of land with the State of Washington. We recognized $25 million of revenue which represents the fair value of the lands we received. No operating income was recognized in the transaction as the book value of the timberlands we disposed of approximated the exchange value of $25 million.

Our average sales price per acre for higher and better use / recreational lands decreased approximately 25% during 2009 compared to 2008 due primarily to selling more of our lower valued recreational properties. In the latter part of 2008, we began selling more of our lower valued recreational properties as demand and price for properties with a higher value per acre significantly weakened. The weaker demand for higher valued recreational properties was due primarily to the decline in consumer discretionary capital, declining consumer confidence and the inability of buyers to secure debt financing during 2009. Consequently, we increased our sales in regions with lower per acre prices. The number of higher and better / use recreational properties sold during 2009 increased by 10% compared to 2008 due primarily to our focus on listing more lower valued properties.

The decrease in small non-strategic acres sold during 2009 compared to 2008 was primarily due to our declining number of small non-strategic properties. However, during the fourth quarter of 2009 in connection with our periodic review of our timberland portfolio, we identified approximately 100,000 additional acres of small non-strategic properties. Additionally, the timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales). Also, in any period the sales average will vary based on the location and physical characteristics of the parcels sold.

The Real Estate Segment operating income as a percent of revenue was 57% for the periods ended December 31, 2009 and 2008. Real Estate Segment costs and expenses increased by $21 million to $208 million in 2009 compared to 2008.

Manufactured Products Segment.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	164,512 MBF	$397	289,833 MBF	$371
Plywood	154,918 MSF	$357	236,983 MSF	$397
Fiberboard	132,092 MSF	$597	197,431 MSF	$604

(A)	Represents product prices at mill level

Revenues decreased by $160 million, or 40%, to $245 million in 2009 compared to 2008. This decrease was due primarily to lower MDF sales volumes ($40 million), lower lumber sales volumes ($38 million), lower plywood sales volumes ($33 million), lower wood chips and residuals sales ($7 million) and lower plywood prices ($6 million). Additionally, freight charges (which is a component of both Revenues and Cost of Goods Sold) decreased by $21 million compared to 2008 due to significantly lower sales volume. External sales of wood chips and residuals were lower due primarily to production curtailments at regional mills.

PLUM CREEK 2010 FORM 10-K | 39

PART II / ITEM 7

MDF sales volume decreased by 33% in 2009 compared to 2008. MDF demand weakened considerably during 2009. The weaker demand was due primarily to the significant decline in housing starts and related construction activity along with increased competition from foreign MDF manufacturers and new domestic production. While global MDF capacity increased an estimated 13% during 2009, total North American MDF consumption decreased approximately 23% during the same year.

Lumber sales volume declined 43% during 2009 due primarily to the weak demand as a result of declining housing starts. Housing starts for 2009 were 554,000 homes (a record low since 1945) compared to 905,000 homes in 2008 and average annual starts of 1.7 million earlier in the decade. As a result of the weak outlook for housing starts, we permanently closed two lumber mills, indefinitely curtailed production at one additional mill and one remanufacturing facility and reduced production at another mill during 2009. The higher lumber sales realization resulted from curtailing production of our least valuable lumber products. Prices for all lumber products declined during 2009.

Plywood sales volume was 35% lower during 2009 due primarily to weak demand in specialty markets, such as recreational vehicle, transportation and concrete forming applications, as a result of the 2009 recession in the U.S. The demand for our plywood products was also negatively impacted due to increased competition from commodity plywood manufacturers as a result of the depressed housing market. The weaker demand and increased competition caused our plywood sales realization to decline in 2009.

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

40 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

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

Gain (Loss) on Extinguishment of Debt. In 2009, we made debt principal prepayments at a slight premium resulting in a $2 million loss. In 2008, we paid approximately $50 million to retire $62 million of principal for debt due in 2015. As a result, we recognized a gain in 2008 of $11 million which was net of the associated unamortized discount and debt issuance costs.

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

Financial Condition and Liquidity

Our cash flows from operations are impacted by the cyclical nature of the forest products industry and by general economic conditions in the United States, including interest rate levels and availability of financing. We generate cash primarily from sales of delivered logs and standing timber, sales of our finished manufactured wood products, and sales of our timberlands. Our principal cash requirements are primarily for:

•	expenditures for logging and hauling of logs,
•	employee compensation and related benefits,
•	purchases of logs, fiber and other raw materials used in our manufacturing facilities,
•	reforestation, silviculture, road construction and road maintenance on our timberlands, and
•	energy and operating expenditures to run our manufacturing facilities.

Our Resources and Manufactured Products Segments have significant uses of cash, and as a result our operating income (excluding depletion and depreciation) approximates the Segment’s operating cash flow. In contrast, our cash outflows in our Real Estate and Other Segments are very small, and as a result our revenues from those Segments approximate operating cash flows. Occasionally, we may recognize revenues in connection with non-cash exchanges of timberland when the exchanges are considered to have commercial substance. During 2009, we recognized $25 million of revenue in the Real Estate Segment in connection with a non-cash exchange of timberland. In certain circumstances for our Other Segment, cash will be received in upfront payments, such as lease bonuses, but revenues will be recognized over several reporting periods (quarters or years). We have summarized our sources and uses of cash in a table at the end of this section.

During 2010, we experienced a modest improvement in the economic environment for our Resources and Manufactured Products Segments. However, despite this improvement, we expect our businesses to continue to be impacted by the downturn in the U.S. economy, especially due to the expected continuation of near record low housing starts, an excess supply of homes for sale and high unemployment. Furthermore, we expect cash provided by operating activities in 2011 to decline from the $449 million we generated in 2010 due primarily to lower proceeds from real estate sales. However, we believe cash from operating activities will be more than adequate to fund our current dividend (approximately $272 million) and planned capital expenditures ($75 million to $80 million).

During 2010, we took advantage of attractive public debt markets and issued $575 million of ten year Senior Notes at 4.70%. We used the proceeds from this offering to prepay debt that was scheduled to mature in 2011 and 2012. We also entered into a new four year $600 million revolving credit facility, replacing our previous facility which would have matured in June 2011. Furthermore, we ended the year with a strong balance sheet, a cash balance of $252 million and availability of $425 million under our line of credit. We plan to fund 2011 scheduled long-term debt principal payments ($94 million) with cash on hand or borrowings on our line of credit.

PLUM CREEK 2010 FORM 10-K | 41

PART II / ITEM 7

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31 (in millions):

	2010	2009	2008
Net Cash Provided by Operating Activities	$449	$540	$420
Net Cash Used in Investing Activities	(58)	(64)	(205)
Net Cash Used in Financing Activities	(438)	(546)	(86)

Change in Cash and Cash Equivalents	$(47)	$(70)	$129

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2010 totaled $449 million, compared to $540 million in 2009. This decrease of $91 million from 2009 is due primarily to net lower proceeds from real estate sales of $122 million and a $65 million change in working capital, offset in part by a combined $80 million increase in operating income from our Resources Segments and our Manufactured Products Segments (net of a 2009 $10 million non-cash impairment charge) and a lease bonus we received of $10 million from a modification of certain gas exploration rights. See Results of Operations for a discussion of the factors impacting operating income for our segments.

The net lower proceeds from real estate sales of $122 million in 2010 was due primarily to the $250 million of proceeds received during 2009 from the closing of the second phase of a three phase transaction, partially offset by the $89 million of proceeds received during 2010 for the closing of the third phase of the three phase transaction. Further offsetting the lower proceeds were increased small non-strategic sales in 2010 of $44 million.

The change in working capital of $65 million, which decreased from 2009, is primarily due to proceeds we received from a like-kind exchange escrow account in 2009. Proceeds associated with a like-kind exchange are either reinvested in like-kind property within 180 days or distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. During 2010 and 2009, we did not enter into any like-kind exchange transactions. However, during 2009, we received proceeds of $48 million from our like-kind exchange escrow account related to transactions entered into during 2008.

During the first quarter of 2010, we received proceeds of $10 million for a lease modification for gas exploration rights that were originally granted in 2008. The $10 million is being amortized into revenue over the three-year exploration term. See Other Segment in Results of Operations for further discussion.

Net cash provided by operating activities for the year ended December 31, 2009 totaled $540 million, compared to $420 million in 2008. This increase of $120 million is due primarily to working capital changes ($117 million), lower interest payments for debt obligations to unrelated parties ($50 million), lower pension funding ($20 million) and lower operating losses in our manufacturing business ($21 million), offset in part by lower operating income in our timber business ($91 million).

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

Capital Expenditures. Capital expenditures were as follows for the years ending December 31 (in millions):

	2010	2009	2008
Capital Expenditures (Excluding Timberland Acquisitions)	$71	$61	$70
Expenditures for Real Estate Development	2	1	7

Total Capital Expenditures	$73	$62	$77

Planned capital expenditures for 2011, excluding the acquisition of timberlands, are expected to range between $75 million and $80 million and include approximately $63 million for our timberlands, $4 million for our manufacturing

42 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

facilities, $4 million for real estate development investments, and $6 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 50% of planned capital expenditures in 2011 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities and improve safety.

Timberland Acquisitions. There were no significant timberland acquisitions in 2010 or 2009. During 2008, 147,000 acres were acquired primarily in Georgia, Vermont and Oregon for approximately $119 million. These acquisitions were funded through the company’s line of credit and like-kind exchanges.

Debt Financing. We strive to maintain a balance sheet that provides the financial flexibility to pursue our strategic objectives. In order to maintain this financial flexibility, our objective is to maintain an investment grade credit rating. This is reflected in our moderate use of debt, established access to credit markets and no material covenant restrictions in our debt agreements that would prevent us from prudently using debt capital. All of our borrowings, except for the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership (“the Partnership”). Furthermore, all of the outstanding indebtedness of the Partnership is unsecured.

Line of Credit. On December 14, 2010, the company terminated its previous $750 million revolving line of credit maturing in June 2011 and entered into a new $600 million revolving line of credit agreement that matures in January 2015. As of December 31, 2010, the weighted-average interest rate for the borrowings on the line of credit was 1.95%. The interest rate on the line of credit is based on LIBOR plus 1.70%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. In addition to interest expense on outstanding borrowings, we pay an annual facility fee equal to 0.3% of the entire line regardless of the amount drawn on the line during the year. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2010, we had $166 million of borrowings and $9 million of standby letters of credit outstanding; $425 million remained available for borrowing under our line of credit. As of January 3, 2011, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreement. The company has a $350 million term credit agreement that matures in June 2012. As of December 31, 2010, the interest rate for the term credit agreement was 0.72%. The interest rate is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants that are substantially the same as those of the revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of December 31, 2010, the company has $359 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of December 31, 2010, the company has publicly issued and outstanding $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). In November 2010, the company issued $575 million aggregate principal amount of 4.70% Public Debt. The 4.70% Public Debt matures in 2021. The remaining 5.875% Public Debt with an aggregate principal amount of $458 million matures in 2015. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $164 million at December 31, 2010 and $137 million at December 31, 2009.

The Public Debt is structurally subordinated to all debt and liabilities of the Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2010, the total amount of debt and liabilities of the Partnership’s subsidiaries was $359 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets of the Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt only after the indebtedness of the Partnership’s subsidiaries has been repaid in full.

PLUM CREEK 2010 FORM 10-K | 43

PART II / ITEM 7

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Senior Notes
Public Debt	$1,029	$453
Private Debt	358	627

Total Senior Notes	$1,387	$1,080

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

Note Payable to Timberland Venture. The company has a $783 million note payable from a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2010. See Notes 9 and 16 of the Notes to Consolidated Financial Statements.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2010	2009
Public Debt	$–	$5
Private Debt	269	267
Term Credit Agreement	250	–

Total	$519	$272

During 2010, the company prepaid approximately $213 million of principal of Private Debt. This prepayment resulted in a $13 million loss. During 2009, the company prepaid approximately $109 million of principal of Private Debt and $5 million of principal of Public Debt. These prepayments resulted in a $2 million loss. The $13 million loss and the $2 million loss for the years ended December 31, 2010 and 2009, respectively, are classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Covenants. Our Term Credit Agreement, Senior Notes and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our on-going operations. We are in compliance with all of our borrowing agreement covenants as of December 31, 2010.

Our Line of Credit and Term Credit Agreement require that we maintain certain interest coverage and maximum leverage ratios. We have no covenants and restrictions associated with changes in our debt ratings. We have investment grade long-term debt ratings. Furthermore, there are no material covenants associated with our Note Payable to Timberland Venture, and the indebtedness is not considered in computing any of our debt covenants since the debt is an obligation of Plum Creek Timber Company, Inc. and not the Partnership.

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. See Note 9 of the Notes to Consolidated Financial Statements.

As of December 31, 2010, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

44 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7

Future Cash Requirements. Cash required to meet our financial needs will be significant. In 2011, we have $94 million of scheduled long-term debt principal payments which we expect to fund using a combination of cash and available borrowing capacity under our $600 million line of credit. Additionally, we believe that our current cash on hand and cash flows from continuing operations will be sufficient to fund 2011 planned capital expenditures, interest payments on our indebtedness and our dividend.

The following table summarizes our sources and uses of cash for the years ended December 31 (in millions):

	2010	2009	2008
Sources of Cash:
Operations (A)	$402	$437	$513
Changes in Working Capital, net	(4)	61	(56)
Cash Distributions from Timberland Venture	57	53	–
Cash from Stock Option Exercises	2	–	14
Cash from Sale of Properties and Other Assets	13	1	–
Proceeds from Note Payable to Timberland Venture	–	–	783
Other Cash Changes, net (B)	2	–	–

Total Sources of Cash	472	552	1,254

Uses of Cash:
Returned to Stockholders:
Dividends	(272)	(275)	(286)
Common Stock Repurchases	(51)	(87)	(264)
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (C)	(73)	(62)	(77)
Acquire Timberlands	–	(1)	(119)
Expenditures for Timberland Venture	–	–	(9)
Meet our Pension Obligations:
Pension Contributions	(4)	(10)	(30)
Purchases of Marketable Securities	(2)	(3)	(7)
Reduce Debt Obligations, net	(117)	(184)	(333)

Total Uses of Cash	(519)	(622)	(1,125)

Increase (Decrease) in Cash and Cash Equivalents	$(47)	$(70)	$129

(A)	Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Equity Earnings from Timberland Venture, Gain on Sales of Properties and Other Assets, (Gain) Loss on Extinguishment of Debt, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes and Other Operating Activities (excluding Expenditures for Real Estate Development - see discussion in Footnote C below) to Net Income.

(B)	From the Consolidated Statements of Cash Flows, Other Investing Activities.

(C)	Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities, net. Expenditures for Real Estate Development were $2 million, $1 million, and $7 million in 2010, 2009, and 2008, respectively.

Equity. On February 8, 2011, our Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on March 4, 2011, to stockholders of record on February 18, 2011. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

PLUM CREEK 2010 FORM 10-K | 45

PART II / ITEM 7

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors’ discretion. For the year ended December 31, 2010, we repurchased 1.4 million shares of common stock at a total cost of $50 million, or an average cost per share of $36.37. At December 31, 2010, $200 million is available for share repurchases under the current Board of Directors’ authorization.

Other Information

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Approximately $2.2 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. We also have variable rate debt that is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company’s debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed and variable rate debt (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value (A)
December 31, 2010
Fixed Rate Debt
Third Party Obligations
Principal Due (B)	$95	$3	$250	$3	$462	$579	$1,392	$1,436
Average Interest Rate (C)	5.6%	5.5%	5.4%	5.2%	5.2%	4.7%
Related Party Obligations
Principal Due						$783	$783	$885
Interest Rate						7.4%
Variable Rate Debt (D)		$350					$350	$347

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value (A)
December 31, 2009
Fixed Rate Debt
Third Party Obligations
Principal Due (B)	$56	$308	$3	$250	$3	$466	$1,086	$1,136
Average Interest Rate (C)	6.7%	6.5%	6.2%	6.1%	5.9%	5.9%
Related Party Obligations
Principal Due						$783	$783	$795
Interest Rate						7.4%
Variable Rate Debt			$600				$600	$571

(A)	The fair value of the company’s Public Debt is estimated using market quotes; the fair value of the company’s Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The increase in fair value of our fixed rate debt compared to December 31, 2009 (excluding related party debt) was due primarily to the issuance of $575 million of Public Debt in November of 2010, partially offset by principal repayments of $269 million of Private Debt in 2010. The increase in the fair value of our Note Payable to Timberland Venture at December 31, 2010 compared to December 31, 2009 was due primarily to declining market interest rates. In December 2010, treasury rates and credit spreads (the difference between corporate debt rates and treasury rates) were lower than December 2009, resulting in lower market interest rates. The fair value of our floating rate term loan (variable rate debt) as of December 31, 2010 and December 31, 2009 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of December 31, 2010 and December 31, 2009.

(B)	Excludes unamortized discount of $5 million and $6 million at December 31, 2010 and 2009, respectively.

46 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 7A

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)	As of December 31, 2010, the interest rate for the $350 million term credit agreement was 0.72%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. Not included in the above table are borrowings under our $600 million revolving line of credit of $166 million. As of December 31, 2010, the weighted-average interest rate on the $166 million of borrowings was 1.95%. The interest rate on the line of credit is based on LIBOR plus 1.70%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. As of January 3, 2011, all of the borrowings outstanding under our line of credit were repaid.

PLUM CREEK 2010 FORM 10-K | 47

PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Plum Creek Timber Company, Inc.

Consolidated Statements of Income

	Year Ended
(In Millions, Except Per Share Amounts)	December 31, 2010	December 31, 2009	December 31, 2008
REVENUES:
Timber	$569	$545	$752
Real Estate	336	486	432
Manufacturing	265	245	405
Other	20	18	25

Total Revenues	1,190	1,294	1,614

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	421	431	542
Real Estate	148	200	178
Manufacturing	236	257	435
Other	2	1	2

Total Cost of Goods Sold	807	889	1,157
Selling, General and Administrative	95	106	128

Total Costs and Expenses	902	995	1,285

Other Operating Income (Expense), net	9	–	(1)

Operating Income	297	299	328
Equity Earnings from Timberland Venture	57	55	15
Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	80	89	134
Interest Expense (Note Payable to Timberland Venture)	58	58	14
Total Interest Expense, net	138	147	148
Gain (Loss) on Extinguishment of Debt	(13)	(2)	11

Income before Income Taxes	203	205	206
Provision (Benefit) for Income Taxes	1	(31)	(27)

Income from Continuing Operations	202	236	233
Gain on Sale of Properties, net of tax	11	–	–

Net Income	$213	$236	$233

PER SHARE AMOUNTS:
Income from Continuing Operations—Basic	$1.25	$1.45	$1.37
Income from Continuing Operations—Diluted	$1.24	$1.44	$1.37
Net Income per Share—Basic	$1.31	$1.45	$1.37
Net Income per Share—Diluted	$1.31	$1.44	$1.37
Dividends Declared—per Common Share Outstanding	$1.68	$1.68	$1.68
Weighted-Average Number of Shares Outstanding
—Basic	162.1	163.3	170.3
—Diluted	162.3	163.4	170.7

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

48 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Balance Sheets

(In Millions, Except Per Share Data)	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$252	$299
Accounts Receivable	21	24
Taxes Receivable	2	15
Inventories	49	46
Deferred Tax Asset	7	6
Assets Held for Sale	57	115
Other Current Assets	22	14

	410	519

Timber and Timberlands, net	3,405	3,487
Property, Plant and Equipment, net	146	156
Equity Investment in Timberland Venture	201	201
Deferred Tax Asset	10	14
Investment in Grantor Trusts (at Fair Value)	35	33
Other Assets	44	38

Total Assets	$4,251	$4,448

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$94	$55
Line of Credit	166	320
Accounts Payable	25	32
Interest Payable	23	25
Wages Payable	23	20
Taxes Payable	12	14
Deferred Revenue	25	16
Other Current Liabilities	7	21

	375	503

Long-Term Debt	1,643	1,625
Note Payable to Timberland Venture	783	783
Other Liabilities	76	71

Total Liabilities	2,877	2,982

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, authorized shares—75.0, outstanding—none	–	–
Common stock, $0.01 par value, authorized shares—300.6, outstanding (net of Treasury Stock)—161.6 at December 31, 2010 and 162.8 at December 31, 2009	2	2
Additional Paid-In Capital	2,243	2,233
Retained Earnings	51	110
Treasury Stock, at cost, Common shares—26.2 at December 31, 2010 and 24.8 at December 31, 2009	(911)	(860)
Accumulated Other Comprehensive Income (Loss)	(11)	(19)

Total Stockholders’ Equity	1,374	1,466

Total Liabilities and Stockholders’ Equity	$4,251	$4,448

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2010 FORM 10-K | 49

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
(In Millions)	Shares	Dollars
January 1, 2008	172.3	$2	$2,204	$202	$(509)	$2	$1,901
Net Income	–	–	–	233	–	–	233
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $10	–	–	–	–	–	(29)	(29)
Unrealized Losses on Available-for-Sale Securities	–	–	–	–	–	(4)	(4)

Total Comprehensive Income							200

Dividends	–	–	–	(286)	–	–	(286)
Stock Option Exercises	0.5	–	14	–	–	–	14
Shares Issued under Stock Incentive Plans	0.1	–	–	–	–	–	–
Share-based Compensation	–	–	5	–	–	–	5
Common Stock Repurchased	(6.9)	–	–	–	(264)	–	(264)
Tax Benefit from Stock Incentive Plans	–	–	2	–	–	–	2

December 31, 2008	166.0	$2	$2,225	$149	$(773)	$(31)	$1,572

Net Income	–	–	–	236	–	–	236
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $3	–	–	–	–	–	7	7
Unrealized Gains on Available-for-Sale Securities	–	–	–	–	–	5	5

Total Comprehensive Income							248

Dividends	–	–	–	(275)	–	–	(275)
Shares Issued under Stock Incentive Plans	0.1	–	1	–	–	–	1
Share-based Compensation	–	–	7	–	–	–	7
Common Stock Repurchased	(3.3)	–	–	–	(87)	–	(87)

December 31, 2009	162.8	$2	$2,233	$110	$(860)	$(19)	$1,466

Net Income	–	–	–	213	–	–	213
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $2	–	–	–	–	–	6	6
Unrealized Gains on Available-for-Sale Securities	–	–	–	–	–	2	2

Total Comprehensive Income							221

Dividends	–	–	–	(272)	–	–	(272)
Stock Option Exercises	0.1	–	2	–	–	–	2
Shares Issued under Stock Incentive Plans	0.1	–	1	–	–	–	1
Share-based Compensation	–	–	7	–	–	–	7
Common Stock Repurchased	(1.4)	–	–	–	(51)	–	(51)

December 31, 2010	161.6	$2	$2,243	$51	$(911)	$(11)	$1,374

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

50 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended
(In Millions)	December 31, 2010	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$213	$236	$233
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009 and 2008)	96	109	135
Basis of Real Estate Sold	132	155	149
Equity Earnings from Timberland Venture	(57)	(55)	(15)
Distributions from Timberland Venture	57	53	–
Deferred Income Taxes	1	(14)	(10)
Gain on Sales of Properties and Other Assets	(13)	–	(3)
(Gain) Loss on Extinguishment of Debt	13	2	(11)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	3	(6)	18
Pension Plan Contributions	(4)	(10)	(30)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	–	48	(48)
Income Tax Receivable	13	8	(19)
Other Working Capital Changes	(17)	5	11
Other	12	9	10

Net Cash Provided By Operating Activities	449	540	420

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(71)	(61)	(70)
Timberlands Acquired	–	(1)	(119)
Investment in Timberland Venture	–	–	(9)
Proceeds from Sale of Properties and Other Assets	13	1	–
Purchases of Marketable Securities	(2)	(3)	(7)
Other	2	–	–

Net Cash Used In Investing Activities	(58)	(64)	(205)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(272)	(275)	(286)
Borrowings on Line of Credit	1,783	1,073	1,506
Repayments on Line of Credit	(1,937)	(984)	(1,831)
Proceeds from Issuance of Long-Term Debt	575	–	250
Debt Issuance Costs	(7)	–	(3)
Principal Payments and Retirement of Long-Term Debt	(531)	(273)	(255)
Note Payable to Timberland Venture	–	–	783
Proceeds from Stock Option Exercises	2	–	14
Acquisitions of Treasury Stock	(51)	(87)	(264)

Net Cash Used In Financing Activities	(438)	(546)	(86)

Increase (Decrease) In Cash and Cash Equivalents	(47)	(70)	129
Cash and Cash Equivalents:
Beginning of Year	299	369	240

End of Year	$252	$299	$369

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Interest—Debt Obligations to Unrelated Parties	$80	$93	$143
Interest—Note Payable to Timberland Venture	58	58	7

Interest—Net	$138	$151	$150
Income Taxes—Net	$(15)	$(18)	$1
Non-Cash Investing Activity:
Contribution of Timber and Timberlands to Timberland Venture	$–	$–	$174

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2010 FORM 10-K | 51

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek,” “the company,” “we,” “us,” or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. Plum Creek Timber Company, Inc. is also the parent company of its wholly-owned subsidiary Plum Creek Timberlands, L.P. (“the Partnership”), a Delaware Limited Partnership. At December 31, 2010, the company owned and managed approximately 6.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which have been indefinitely curtailed). Included in the 6.8 million acres are approximately 1.05 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. Revenues from the company’s largest customer accounted for 7% of total revenues in 2010 and 2009 and 8% of total revenues in 2008. If adverse market conditions for wood products were to continue or worsen, the loss of this customer could have a significant effect on the company’s results of operations.

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

Revenue from the sale of real estate is recognized when the sale has been consummated, the buyer’s initial and ongoing payments are adequate, the risks and rewards of owning the property have transferred to the buyer, and we have no continuing involvement with the property. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented 3% of revenue from real

52 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

estate sales in 2010 and 2009, respectively. There was no real estate sale consideration received in the form of a note receivable in 2008. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances. Revenue from real estate development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

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

Furthermore, we may occasionally pursue a non-cash exchange of timberlands. Revenue is recognized in connection with non-cash exchanges of timberlands when the exchanges are considered to have commercial substance. We will recognize revenue to the extent of the fair value of the timberlands received. Revenues from non-cash exchanges of timberlands were $25 million in 2009. See Note 4 of the Notes to Consolidated Financial Statements.

Revenue generated from real estate sales includes the sale of higher value timberlands, non-strategic timberlands and large blocks of timberlands. In some of these transactions, the company sells timberlands that qualify for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these sales involve a third party intermediary, whereby the third party intermediary receives proceeds related to the property sold and then reinvests the proceeds in like-kind property. The proceeds are recorded as revenue when the third party intermediary receives them. See “Like-Kind Exchanges”.

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds.

Accounts Receivable. Accounts receivable is presented net of an allowance for doubtful accounts of $0.4 million at December 31, 2010 and $0.7 million at December 31, 2009. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. Plum Creek may enter into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions may include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The company uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the company.

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

PLUM CREEK 2010 FORM 10-K | 53

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

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the company’s 6.8 million acres of timberlands are approximately 1.05 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.05 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 150,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

Costs associated with a specific real estate project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal expenditures directly associated with the specific real estate project are capitalized. The company will capitalize improvements and other development costs, including interest costs and property taxes, during the development period. General real estate development costs not related to a specific project and costs incurred before management has concluded that it is probable that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, the company determines the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Properties developed by the company will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $15 million at December 31, 2010. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current). Total capitalized real estate development costs at December 31, 2009 were $16 million.

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands are included in Timber and Timberlands as they are still managed for timber operations. At December 31, 2010, approximately $17 million of costs have been capitalized for a single project that has been approved by a state commission but is being appealed in court by groups opposed to the project. While not expected, if the approval is reversed, some or all of these capitalized costs could be written off in the next twelve months.

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $57 million at December 31, 2010 and $115 million at December 31, 2009. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

54 | PLUM CREEK 2010 FORM 10-K

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

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. Depreciation expense, excluding impairment charges, was $19 million, $20 million, and $31 million for the years ended December 31, 2010, 2009 and 2008, respectively. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

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

Shipping and Handling Costs. Costs incurred for the transportation of timber and manufactured products are included in Cost of Goods Sold.

Accounting for Share-Based Compensation. All share-based payments to employees are recognized in the income statement based on their fair values. The company uses the Black-Scholes-Merton option pricing model to value stock options and uses the grant date fair values, generally the closing market price for its common stock, to value other common stock awards of restricted stock and restricted stock units. The company also grants share-based awards that are classified and accounted for as liabilities. These awards are valued using a Monte Carlo simulation.

Other Operating Income. Periodically the company will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 19 of the Notes to Consolidated Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2010 presentation. The reclassifications had no impact on operating income or net income.

PLUM CREEK 2010 FORM 10-K | 55

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

New Accounting Pronouncements

There were no new accounting standards adopted by the company during 2010 that had a material impact on the company’s financial condition, results of operations or cash flows.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2010	2009	2008
Income from Continuing Operations	$202	$236	$233
Gain on Sale of Properties, net of tax	11	–	–

Net Income Available to Common Stockholders	$213	$236	$233

Denominator for Basic Earnings per Share	162.1	163.3	170.3
Effect of Dilutive Securities—Stock Options	0.1	0.1	0.3
Effect of Dilutive Securities—Restricted Stock, Restricted Stock Units and Value Management Plan	0.1	–	0.1

Denominator for Diluted Earnings per Share—Adjusted for Dilutive Securities	162.3	163.4	170.7

Per Share Amounts—Basic:
Income from Continuing Operations	$1.25	$1.45	$1.37

Gain on Sale of Properties, net of tax	$0.07	$–	$–

Net Income	$1.31	$1.45	$1.37

Per Share Amounts—Diluted:
Income from Continuing Operations	$1.24	$1.44	$1.37

Gain on Sale of Properties, net of tax	$0.07	$–	$–

Net Income	$1.31	$1.44	$1.37

Basic and diluted per share amounts are computed independently for each caption presented. Therefore, the sum of the per share components from the table above may not equal the per share amount presented.

Under the company’s Stock Incentive Plan (see Note 13 of the Notes to Consolidated Financial Statements), the company grants restricted stock units which prior to vesting are entitled to non-forfeitable dividend equivalents. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Antidilutive options were as follows for the years ended December 31 (shares in millions):

	2010	2009	2008
Number of Options	2.0	2.2	0.9
Range of Exercise Prices	$33.75 to $43.23	$30.70 to $43.23	$35.54 to $43.23
Expiration on or before	February 2020	February 2019	May 2018

56 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 3. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Raw Materials (primarily logs)	$12	$9
Work-In-Process	1	1
Finished Goods	24	23

	37	33
Supplies	12	13

Total	$49	$46

NOTE 4. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Timber and Logging Roads, net	$2,261	$2,307
Timberlands	1,144	1,180

Timber and Timberlands, net	$3,405	$3,487

Timberland dispositions during 2010 were approximately 258,000 acres, of which 142,000 acres were located in the Northern Resources Segment and 116,000 acres were located in the Southern Resources Segment. Included in the 142,000 acres of Northern Resources timberland dispositions are approximately 70,000 acres sold in Montana for proceeds of $89 million and operating income of $37 million from the third phase of a multi-period contract. During 2008, the company negotiated the sale of 310,000 acres in Montana for $489 million, which closed in three phases. For the year ended December 31, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase. In connection with this transaction, we also entered into a fiber supply agreement for these timberlands (for up to 15 years) at market-based prices to supply our manufacturing facilities.

During 2009, the company completed a non-cash exchange of real estate in which the Real Estate Segment recognized revenue of $25 million which represents the fair value of the lands received. No operating income was recognized in the transaction as the book value of the timberlands disposed approximated the exchange value of $25 million. Timberland dispositions during 2009, excluding the non-cash exchange, were approximately 297,000 acres, of which 248,000 acres were located in the Northern Resources Segment and 49,000 acres were located in the Southern Resources Segment. The 248,000 acres sold in Northern Resources included 112,000 acres sold in Montana from the second phase of the multi-period contract.

The company’s Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2010, the book basis of real estate held for sale was $57 million and was $115 million as of December 31, 2009. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income. Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2010	2009	2008
Impairment Losses	$1	$3	$1
Book Basis of Property	$2	$33	$3

PLUM CREEK 2010 FORM 10-K | 57

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The fair value of the impaired assets was primarily determined based on external appraisals which were derived from a combination of comparable sales and discounted future cash flows. See Note 10 of the Notes to Consolidated Financial Statements.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Land, Buildings and Improvements	$84	$86
Machinery and Equipment	309	308

	393	394
Accumulated Depreciation	(247)	(238)

Property, Plant and Equipment, net	$146	$156

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

Plum Creek operates as a REIT through various wholly-owned subsidiaries and a joint venture partnership. The activities of the operating partnerships and joint venture partnership consist primarily of sales of standing timber under pay-as-cut sales contracts. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $1.8 billion at December 31, 2010.

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

As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek was generally subject to corporate-level tax (built-in gains tax) when the company made a taxable disposition of certain property acquired in the merger. The built-in gains tax applied to gains recognized from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. Built-in gains tax was generally not payable on dispositions of property to the extent the proceeds from such dispositions were reinvested in qualifying like-kind replacement property.

Following the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. Prior to January 1, 2009, the $11 million deferred income tax

58 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax. In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands were reduced by an additional $3 million, resulting in the recognition of a $3 million deferred income tax benefit in 2009. Furthermore, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the company reversed $5 million of current tax expense related to the built-in gains that had been accrued in 2008. Following the enactment of the Small Business Jobs Act of 2010, the company concluded that it no longer needed a deferred tax liability in connection with expected sales of timberlands that are subject to the built-in gains tax. Therefore, the company reduced its deferred tax liability by $1 million in 2010.

The company recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2010, 2009 and 2008, amounts for interest and penalties were insignificant. At December 31, 2010, and December 31, 2009, the company had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2010	2009	2008
Current Income Taxes (A):
Federal	$–	$(14)	$(15)
State	–	(2)	(3)
Deferred Income Taxes:
Federal	3	–	(8)
State	–	–	(1)
Utilization of (Benefit from) Operating Loss Carryforward	(1)	(12)	–
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	(1)	(3)	–

Provision (Benefit) for Income Taxes on Income from Continuing Operations	$1	$(31)	$(27)

(A)	Included in the current tax provision for 2009 is a $12 million tax benefit associated with the carryback of net operating losses to 2004 and 2005 as a result of the Worker, Homeownership and Business Assistance Act of 2009.

The federal statutory income tax rate was 35%. The income generated by the activities of the REIT is generally not subject to federal and state income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain contributed properties that were sold, in which the tax basis exceeded the book basis. The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2010	2009	2008
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$71	$72	$72
REIT Income not Subject to Federal Tax	(64)	(86)	(97)
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	(1)	(3)	–
State Income Tax Expense (Benefit), net of Federal Benefit	–	(2)	(4)
Built-In Gains Tax	–	–	5
Reversal of Accrued Built-In Gains	–	(5)	–
Tax Audit Settlements	–	–	(2)
Permanent Book-Tax Differences	(5)	(7)	(1)

Provision (Benefit) for Income Taxes on Income from Continuing Operations	$1	$(31)	$(27)

PLUM CREEK 2010 FORM 10-K | 59

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2010	2009	2008
Income from Continuing Operations	$1	$(31)	$(27)
Other Comprehensive Income	2	3	(10)
Gain on Sale of Properties	–	–	–
Additional Paid-In Capital (Share-Based Compensation)	–	–	(2)

Total Income Tax Provision (Benefit)	$3	$(28)	$(39)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries and for the assets of the REIT’s operating partnerships that are subject to built-in gains. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2010	2009
Deferred Income Tax Assets:
Federal and State Net Operating Loss Carryforwards	$14	$12
Accrued Compensation	7	10
Accrued Pension Benefits	6	8
Timber and Timberlands	9	8
Accrued Worker’s Compensation Benefits	4	5
Inventory Reserves and Write-downs	2	3
Other Accruals and Reserves	6	3

	48	49

Deferred Income Tax Liabilities:
Machinery and Equipment	(31)	(29)

	(31)	(29)

Deferred Income Tax Asset, net	$17	$20

The company has federal and state net operating loss carryforwards of $14 million at December 31, 2010 which will begin to expire in 2028. The company has not recorded a valuation allowance for its gross deferred tax asset of $54 million and $59 million as of December 31, 2010 and December 31, 2009, respectively. The company believes due to either the reversal of various timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize its deferred tax assets.

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2010	2009
Current Deferred Income Tax Asset	$7	$6
Non Current Deferred Income Tax Asset	10	14

Deferred Income Tax Asset, net	$17	$20

60 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2010 and December 31, 2009, we did not have any liabilities for unrecognized tax benefits. We believe the statute of limitations has expired for all tax years prior to 2006. We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of expected expiration of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

NOTE 7. REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2010, 2009 and 2008, Plum Creek elected to designate all distributions as long-term capital gain dividends. As of and for the years ended December 31, 2010, 2009, and 2008, Plum Creek has distributed all of its taxable income.

The table below summarizes the historical tax character of distributions to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2010	2009	2008
Capital Gain Dividend	$1.68	$1.68	$1.68
Non-Taxable Return of Capital	–	–	–

Total Distributions	$1.68	$1.68	$1.68

NOTE 8. BORROWINGS

All of our borrowings, except the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership (“the Partnership”). Furthermore, all of the outstanding indebtedness of the Partnership is unsecured. Outstanding borrowings consist of the following (in millions):

	December 31, 2010	December 31, 2009
Line of Credit maturing 2015, 1.95% at 12/31/10, based on LIBOR plus 1.70%.	$166	$320
Term Credit Agreement due 2012, 0.72% at 12/31/10, based on LIBOR plus 0.45%.	350	350
Term Credit Agreement due 2012, 1.28% at 12/31/09, based on LIBOR plus 1.00%.	–	250
Senior Notes due 2011, 7.83%	49	49
Senior Notes due 2013, 6.18%	174	227
Senior Notes due 2013, mature serially 2011 to 2013, 7.66% to 7.76%, less unamortized discount of $0.6 at 12/31/10, effective rates of 7.93% to 8.05%	111	286
Senior Notes due 2015, 5.875% less unamortized discount of $4.2 at 12/31/10, effective rate of 6.10%	454	453
Senior Notes due 2016, mature serially 2011 to 2016, 7.97% to 8.05%	24	65
Senior Notes due 2021, 4.70% less unamortized discount of $0.4 at 12/31/10, effective rate of 4.71%	575	–
Note Payable to Timberland Venture due 2018, 7.375%	783	783

Total Long-Term Debt	2,686	2,783
Less: Current Portion of Long-Term Debt	(94)	(55)
Less: Line of Credit	(166)	(320)

Long-Term Portion	$2,426	$2,408

Line of Credit. On December 14, 2010, the company terminated its previous $750 million revolving line of credit maturing in June 2011 and entered into a new $600 million revolving line of credit agreement that matures in January 2015. As of December 31, 2010, the weighted-average interest rate for the borrowings on the line of credit was 1.95%.

PLUM CREEK 2010 FORM 10-K | 61

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The interest rate on the line of credit is based on LIBOR plus 1.70%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. In addition to interest, the line has an annual facility fee of 0.30% that can vary depending on debt rating. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2010, we had $166 million of borrowings and $9 million of standby letters of credit outstanding; $425 million remained available for borrowing under our line of credit. As of January 3, 2011, all of the borrowings outstanding under our line of credit were repaid. The line of credit has been classified as a current liability in our Consolidated Balance Sheet as of December 31, 2010, because the company used a portion of its cash as of December 31, 2010 to repay the line.

Term Credit Agreement. The company has a $350 million term credit agreement that matures in June 2012. As of December 31, 2010, the interest rate for the term credit agreement was 0.72%. The interest rate is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants that are substantially the same as those of the revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of December 31, 2010, the company has $359 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of December 31, 2010, the company has publicly issued approximately $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). In November 2010, the company issued $575 million aggregate principal amount of 4.70% Public Debt. The 4.70% Public Debt matures in 2021. The remaining 5.875% Public Debt with an aggregate principal amount of $458 million matures in 2015. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $164 million at December 31, 2010 and $137 million at December 31, 2009.

The Public Debt is structurally subordinated to all debt and liabilities of the Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2010, the total amount of debt and liabilities of the Partnership’s subsidiaries was $359 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets of the Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt only after the indebtedness of the Partnership’s subsidiaries has been repaid in full.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Senior Notes
Public Debt	$1,029	$453
Private Debt	358	627

Total Senior Notes	$1,387	$1,080

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

62 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2010. See Notes 9 and 16 of the Notes to Consolidated Financial Statements.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2010	2009
Public Debt	$–	$5
Private Debt	269	267
Term Credit Agreement	250	–

Total	$519	$272

During 2010, the company prepaid approximately $213 million of principal of Private Debt. This prepayment resulted in a $13 million loss. During 2009, the company prepaid approximately $109 million of principal of Private Debt and $5 million of principal of Public Debt. These prepayments resulted in a $2 million loss. The $13 million loss and the $2 million loss for the years ended December 31, 2010 and 2009, respectively, are classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2010 (in millions):

Maturity	Debt Agreements	Note Payable to Timberland Venture	Total
2011	$95	$–	$95
2012	353	–	353
2013	250	–	250
2014	3	–	3
2015	462	–	462
Thereafter	579	783	1,362

Total	$1,742	$783	$2,525

Debt Covenants. Certain of the company’s debt agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements for the Private Debt limit our ability to make restricted payments (see Note 9 of the Notes to Consolidated Financial Statements) based on a computation of “available cash”, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreement require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreement covenants as of December 31, 2010.

PLUM CREEK 2010 FORM 10-K | 63

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 9. RESTRICTED NET ASSETS

Plum Creek Timber Company, Inc. is the direct parent company of Plum Creek Timberlands, L.P. (“Partnership”) and Plum Creek Ventures I, LLC (“PC Ventures”), and the indirect parent of all the subsidiaries of the consolidated group. Plum Creek Timber Company, Inc. has no assets or liabilities other than its ownership interest in the Partnership and PC Ventures. During 2008, PC Ventures borrowed $783 million from an entity in which the Partnership has an equity interest. See Notes 8, 16 and 17 of the Notes to Consolidated Financial Statements. Interest payments for this borrowing are funded by distributions to PC Ventures directly from the Partnership. PC Ventures has no other activities.

The Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. under the terms of the term credit agreement, senior notes and line of credit (see Note 8 of the Notes to Consolidated Financial Statements). Subject to certain restrictions, the Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, at December 31, 2010, all of the Partnership’s Cash and Cash Equivalents ($252 million) are available to make restricted payments. At December 31, 2010, the Partnership and its consolidated subsidiaries had net assets of $1,374 million of which $1,122 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc.

Presented below is the condensed unconsolidated financial information for Plum Creek Timber Company, Inc. as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010. The ownership of the Partnership and PC Ventures is presented using the equity method of accounting. As of December 31, 2010 and 2009, the undistributed earnings included in retained earnings from an entity accounted for by the equity method were $17 million for both years.

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Balance Sheet Data

(In Millions)	December 31, 2010	December 31, 2009
Assets
Investment in Consolidated Subsidiaries	$1,374	$1,466

Total Assets	$1,374	$1,466

Liabilities
Total Liabilities	$–	$–

Commitments and Contingencies

Stockholders’ Equity
Common Stock	2	2
Additional Paid-In Capital	2,243	2,233
Retained Earnings and Other Equity	51	110
Treasury Stock, at cost	(911)	(860)
Accumulated Other Comprehensive Income (Loss)	(11)	(19)

Total Stockholders’ Equity	1,374	1,466

Total Liabilities and Equity	$1,374	$1,466

64 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statements of Income Data

	Year Ended
(In Millions)	December 31, 2010	December 31, 2009	December 31, 2008
Equity Earnings from Consolidated Subsidiaries	$213	$236	$233

Net Income	$213	$236	$233

Plum Creek Timber Company, Inc.

Condensed Unconsolidated Statements of Cash Flows Data

	Year Ended
(In Millions)	December 31, 2010	December 31, 2009	December 31, 2008
Cash Flows from Operating Activities:
Net Income	$213	$236	$233
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity Earnings from Consolidated Subsidiaries	(213)	(236)	(233)

Net Cash Provided By (Used In) Operating Activities	–	–	–

Net Cash Provided By (Used In) Investing Activities	–	–	–

Cash Flows From Financing Activities:
Cash Dividends	(272)	(275)	(286)
Cash Distribution from Plum Creek Timberlands, L.P.	321	362	536
Proceeds from Stock Option Exercises	2	—	14
Acquisition of Treasury Stock	(51)	(87)	(264)

Net Cash Provided By (Used In) Financing Activities	–	–	–

Increase In Cash and Cash Equivalents	–	–	–
Cash and Cash Equivalents:
Beginning of Year	–	–	–

End of Year	$–	$–	$–

PLUM CREEK 2010 FORM 10-K | 65

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

	Balance at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	30	30
Trading Securities (B)	5	5

Total	$284	$284

	Balance at December 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$298	$298
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	5	5

Total	$331	$331

(A)	Consists of several money market funds and is included in the $252 million and $299 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

(B)	Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at both December 31, 2010 and 2009. At December 31, 2010, investments in these mutual funds were approximately 50% in domestic (U.S.) equities, 20% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company’s non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company’s financial position or results of operations (see Notes 11 and 19 of the Notes to Consolidated Financial Statements).

Trading Securities. Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company’s Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both December 31, 2010 and 2009. Changes in the fair value of trading securities were not material to the company’s financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.83 billion and $2.82 billion at

66 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2010 and 2009, respectively, and the carrying amount was $2.69 billion and $2.78 billion at December 31, 2010 and 2009, respectively. The fair value of the company’s Public Debt is estimated using market quotes. The fair value of the company’s Private Debt is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreement was determined by adjusting the spread over LIBOR to a current market spread for comparable debt. See Note 8 of the Notes to Consolidated Financial Statements for discussion of the company’s Borrowings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. The company’s fair value measurements of its assets and liabilities, measured on a nonrecurring basis, are categorized as Level 3 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 3 valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Summarized below are the Level 3 assets and liabilities reported in the company’s financial statements at fair value, measured on a nonrecurring basis, during the years ended December 31 (in millions):

	Year Ended December 31, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$2	$2	$(1)

Total			$(1)

	Year Ended December 31, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$33	$33	$(3)
Certain Long-Lived Lumber Assets Held and Used (B)	$–	$–	$(10)
Liabilities for Road Maintenance (C)	$7	$7	–

Total			$(13)

(A)	During 2010, timberlands held for sale with a carrying value of $3 million were written down to their fair value (net of estimated selling costs) of $2 million, resulting in a loss of $1 million, which was included in earnings for the year ended December 31, 2010. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections.

During 2009, timberlands held for sale with a carrying amount of $36 million were written down to their fair value (net of estimated selling costs) of $33 million, resulting in a loss of $3 million, which was included in earnings for the year ended December 31, 2009. The fair values were based on either external appraisals or market analyses that used comparable sales as the basis for their valuations.

(B)	During 2009, in accordance with the accounting for impairments of long-lived assets classified as held and used, certain lumber assets with a carrying value of $10 million were written down to their fair value of $0, resulting in an impairment charge of $10 million, which was included in earnings for the year ended December 31, 2009. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

PLUM CREEK 2010 FORM 10-K | 67

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

NOTE 11. STOCKHOLDERS’ EQUITY

At December 31, 2010, Plum Creek had the following authorized capital of which 161.6 million shares of common stock were issued and outstanding:

•	300,634,566 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

The Board of Directors, from time to time, has authorized a share repurchase program. The table below summarizes the share repurchases pursuant to this program for the years ended December 31:

	2010	2009	2008
Shares of Common Stock (in millions)	1.4	3.3	6.8
Total Cost of Shares (in millions)	$50	$87	$263
Average Cost per Share	$36.37	$26.57	$38.51

At December 31, 2010, $200 million is available for share repurchases under the current Board of Directors authorization.

68 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2008
Net Income			$233
Unrealized Holding Losses	$(6)	$–	(6)
Less: Reclassification to Net Income for Impairment Loss and Realized Losses on Available-for-Sale Securities	2	–	2
Defined Benefit Plans:
Actuarial Loss	(39)	(10)	(29)
Reclassification to Net Income	–	–	–

Total Comprehensive Income			$200

December 31, 2009
Net Income			$236
Unrealized Holding Gains	$5	$–	5
Defined Benefit Plans:
Actuarial Gain	3	1	2
Reclassification to Net Income	7	2	5

Total Comprehensive Income			$248

December 31, 2010
Net Income			$213
Unrealized Holding Gains	$2	$–	2
Defined Benefit Plans:
Actuarial Gain	6	2	4
Reclassification to Net Income	2	–	2

Total Comprehensive Income			$221

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2010	2009
Net Unrealized Holding Gains	$7	$5
Defined Benefit Plans:
Net Loss	(18)	(24)

	$(11)	$(19)

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

PLUM CREEK 2010 FORM 10-K | 69

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

The company maintains a qualified defined benefit pension plan and two non-qualified defined benefit pension plans. Assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, pension assets for the non-qualified plans are not considered plan assets, and therefore, have not been netted against our pension liability. Pension assets for the non-qualified plans are included in “Investment in Grantor Trusts” and the related pension liability is included in “Other Current Liabilities” and “Other Liabilities” in our Consolidated Balance Sheets.

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2010	2009
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$130	$128
Service Cost	6	7
Interest Cost	7	8
Settlements and Curtailments	–	(17)
Actuarial Loss	1	8
Benefits Paid	(9)	(4)

Benefit Obligation at End of Period	$135	$130

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$96	$86
Actual Return on Plan Assets	14	20
Employer Contributions	5	11
Lump-Sum Settlements	–	(17)
Benefits Paid	(9)	(4)

Fair Value of Plan Assets at End of Period	106	96

Funded Status—December 31	$(29)	$(34)

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The non-qualified plan assets held in the grantor trust were $30 million and $28 million at December 31, 2010 and December 31, 2009, respectively.

The unfunded status of our plans of $29 million at December 31, 2010, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $26 million. The unfunded status of our plans of $34 million at December 31, 2009, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $31 million. The actuarial loss reflected in the change in benefit obligation for 2009 is due primarily to a change in interest rate assumption for pension obligations expected to be settled with annuity distributions. The accumulated benefit obligation for both the qualified and non-qualified plans was $126 million and $121 million at December 31, 2010 and December 31, 2009, respectively. Including non-qualified plan assets held in a grantor trust, total assets related to pension plans were $136 million and $124 million at December 31, 2010 and December 31, 2009, respectively. At both December 31, 2010 and 2009, the accumulated benefit obligation for the non-qualified plans was $25 million. The benefit obligation for the qualified plan was $106 million at December 31, 2010 and was $101 million at December 31, 2009.

70 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2010, the company contributed $4 million to the qualified pension plan and contributed $1 million to its grantor trust associated with the non-qualified plans. During 2009, the company contributed $10 million to the qualified pension plan and contributed $3 million to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the company expects 2011 contributions to the qualified pension plan to range between $0 and $6 million. During 2011, the company expects to contribute between $0 and $2 million to its grantor trust associated with the non-qualified plans.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2010	2009	2008
Service Cost	$6	$7	$6
Interest Cost	7	8	7
Expected Return on Plan Assets	(7)	(8)	(6)
Recognized Actuarial Loss	2	2	–
Settlement Loss	–	5	–

Total Pension Cost	$8	$14	$7

During 2009, the company permanently closed two lumber mills, indefinitely curtailed two lumber mills and had additional employee terminations. The majority of the employees terminated elected to receive a lump-sum distribution from the pension plan. In accordance with the accounting for settlements, curtailments and certain termination benefits, we recorded a $5 million settlement loss as a result of the lump-sum distributions for the year ended December 31, 2009. The settlement loss represents a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income. It is the company’s accounting policy to recognize a settlement gain or loss when total settlements for the year exceed the sum of the current period interest and service costs.

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2010	2009	2008
Net Actuarial Loss (Gain)	$(6)	$(3)	$39
Amortization of Net Actuarial Loss	(2)	(2)	–
Effect of Settlements and Curtailments	–	(5)	–

Total (Gain) Loss Recognized in Other Comprehensive Income	$(8)	$(10)	$39

Combined Pension Cost Recognized in Comprehensive Income	$–	$4	$46

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2010	2009
Net Loss	$24	$32
Deferred Tax Benefit	$(6)	$(8)

During 2011, we expect $2 million of the $24 million net actuarial loss to be included as a component of our total pension cost.

The qualified pension plan allows terminated employees to elect to receive pension benefits either as a lump-sum distribution or as annuity payments. The non-qualified plans only provide for lump-sum distributions. Management

PLUM CREEK 2010 FORM 10-K | 71

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

	December 31, 2010	December 31, 2009
Discount Rates
Annuity Distributions	5.90%	5.90%
Lump-Sum Distributions	4.19%	4.31%
Rate of Compensation Increase	3.45%	3.45%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2010	2009	2008
Discount Rate	5.90%	6.85%	6.75%
Expected Long-Term Return on Plan Assets	7.75%	7.75%	7.75%
Rate of Compensation Increase	3.45%	3.70%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2010 and 2009.

The market related value of plan assets for the qualified plan is a calculated value that spreads unexpected investment returns over three years. The market-related value of assets held in a grantor trust for the non-qualified plans is fair market value. There has been no change in the method for determining the market-related value of assets since the prior valuation.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the company’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2010, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	32%
Small and Mid-Size Capitalization Domestic Equities	7%
International Equities	26%
Fixed Income	35%

The company currently uses actively managed funds and index funds, utilizing seven fund managers, to capture favorable returns in various asset classes and to diversify risk. Mutual funds invest in a diversified portfolio. Equity Securities and Collective Trust Funds are invested in a diversified portfolio whereby no more than 5% of an equity portfolio can be invested in a single company and fund managers are expected to be well diversified with respect to industry and economic sectors. Equity investments are limited to common stocks, common stock equivalents and preferred stock. Additionally, no more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks and other U.S financial institutions. Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the target allocations.

72 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Over a full market cycle, the investment goals (net of related fees) for the company’s various asset classes are as follows:

•

Large Cap. Domestic Equities—For actively managed funds performance should exceed the applicable benchmark (e.g., Russell 1000 Growth or Russell 1000 Value Indexes) by 0.50% per annum, while index funds should match the performance of the applicable benchmark (e.g. S&P 500 Index).

•	Small and Mid. Cap. Domestic Equities—For index funds performance should match the applicable benchmark (e.g. Russell 2000 Index).

•

International Equities—For actively managed funds performance should exceed the applicable benchmark (e.g. MSCI EAFE Index) by 1.00% per annum, while index funds should match the performance of the applicable benchmark (e.g. MSCI Emerging Markets Index).

•

Fixed Income Securities—Fund performance should exceed the applicable benchmark (e.g., Barclays Capital Aggregate Bond, Barclays Capital High Yield, or Barclays Capital U.S. Credit Indexes) by 0.25% per annum.

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2010:

	Fair Value Measurements at December 31, 2010 (in millions)
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$–	$–	$–	$–
Equity Securities:
Large Cap. Domestic	12	–	–	12
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	12	–	–	12
Small and Mid. Cap. Domestic Equity Securities	8	–	–	8
International Equity Securities	28	–	–	28
Fixed Income Securities	29	–	–	29
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	–	11	–	11
Fixed Income Securities	–	6	–	6

Total Investments Measured at Fair Value	$89	$17	$–	$106

PLUM CREEK 2010 FORM 10-K | 73

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The fair values of each major class of plan assets were as follows as of December 31, 2009:

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

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2010):

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

Year	Projected Benefit Payments
2011	$11
2012	12
2013	12
2014	12
2015	12
2016 through 2020	64

Thrift and Profit Sharing Plan. The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

The employer match was 100% for 2010, 2009 and 2008. Amounts charged to expense relating to the company’s thrift and profit sharing plan were $4 million in both 2010 and 2009 and $6 million in 2008.

74 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 13. SHARE–BASED COMPENSATION PLANS

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, value management awards and dividend equivalents. No dividend equivalents have been awarded since 2005.

Under Plum Creek’s Stock Incentive Plan (“the Plan”), there are 12.4 million shares of common stock reserved and eligible for issuance. At December 31, 2010, 5.6 million shares of the 12.4 million reserved shares have been used and, therefore, 6.8 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2010:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2010	2,851,040	$35.46
Granted	562,900	35.22
Exercised/Surrendered	(83,260)	27.37
Cancelled/Forfeited	(39,375)	38.00

Outstanding, December 31, 2010	3,291,305	$35.59	6.1	$10

Vested or Expected to Vest, December 31, 2010	3,012,905	$35.38	5.9	$10

Exercisable, December 31, 2010	1,996,723	$34.90	4.7	$7

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2010	2009	2008
Proceeds from Stock Options Exercised	$2	$–	$14
Intrinsic Value of Stock Options Exercised	$1	$–	$9
Tax Benefit Related to Stock Options Exercised	$–	$–	$2

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2010	2009	2008
Expected Term (years)	6	6	6
Risk-Free Interest Rate	2.7%	2.0%	3.0%
Volatility	40.3%	35.5%	23.2%
Dividend Yield	4.8%	5.0%	3.9%
Weighted-Average Measurement Date Fair Value	$9.00	$7.02	$6.92

PLUM CREEK 2010 FORM 10-K | 75

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

Restricted Stock. Under the Plan, restricted stock of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests six months from the grant date. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2010, 2009 and 2008 were $35.60, $31.32 and $43.28, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the year ended December 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2010	–	$–
Granted	16,000	$35.60
Vested	(16,000)	$35.60
Forfeited	–	$–

Balance at December 31, 2010	–	$–

The total fair value of restricted stock awards that vested during the years ended December 31, 2010 and 2009 was $0.6 million. The total fair value of restricted stock awards that vested during the year ended December 31, 2008 was approximately $2 million.

Restricted Stock Units. Under the Plan, restricted stock units may be awarded to certain directors, officers and employees of the company. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on the company’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2010, 2009 and 2008 was $35.27, $33.73 and $43.10, respectively. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2010:

	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2010	232,227	$38.38
Granted	102,615	$35.27
Vested	(80,898)	$38.47
Forfeited	(6,078)	$37.31

Balance at December 31, 2010	247,866	$37.09

76 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The total fair value of restricted stock units that vested during the year ended December 31, 2010 was $3 million. The total fair value of restricted stock units that vested during the years ended December 31, 2009 and 2008 was approximately $2 million.

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

Value management awards activity was as follows for the year ended December 31, 2010:

Units
Balance at January 1, 2010	194,960
Grants	78,290
Payments	(55,470)
Forfeitures	(6,700)

Balance at December 31, 2010	211,080

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2010 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2008 to 2010	64,545	$0.0	$0.0	$12.9
2009 to 2011	69,045	$1.4	$0.4	$13.8
2010 to 2012	77,490	$4.4	$2.4	$15.5

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2008 to 2010	$0	$0.0	N/A
2007 to 2009	$200	$11.1	1st Quarter 2010
2006 to 2008	$200	$10.6	1st Quarter 2009
2005 to 2007	$170	$6.3	1st Quarter 2008

PLUM CREEK 2010 FORM 10-K | 77

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Measurement of Compensation Costs for Value Management Awards. Grants of value management awards are classified and accounted for as liabilities. As a result, the expense recognized over the performance period for value management awards will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. The quarterly expense is recognized during the performance period based on the fair value of value management awards as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for value management awards are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Fair values for value management awards are computed based on our historical relative total shareholder return compared to the peer group from the beginning of the performance period to the end of the most recent quarter, and our simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of the company and the peer group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of the company’s and the peer group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole) and risk-free interest rate.

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for all share-based compensation plans (including both awards paid in stock and cash) was approximately $5 million, $12 million and $18 million for the years ended December 31, 2010, 2009, and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, the company recognized $1 million, $2 million and $4 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2010, there was $15 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

78 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 14. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Other Current Assets
Prepaid Expenses	$6	$7
Notes Receivable	5	6
Cash Held in Escrow	9	–
Other	2	1

	$22	$14

Other Non-Current Assets
Real Estate Development Properties	$14	$15
Unamortized Debt Issue Costs	11	6
Deposits	5	6
Notes Receivable	10	8
Other	4	3

	$44	$38

Other Current Liabilities
Long-Term Incentive Compensation	$–	$12
Accrued Pension Liability	3	3
Workers’ Compensation	2	3
Other	2	3

	$7	$21

Other Non-Current Liabilities
Timber Obligations	$6	$6
Deferred Compensation	5	5
Long-Term Incentive Compensation	2	4
Accrued Pension Liability	26	31
Deferred Revenue	22	9
Workers’ Compensation	10	11
Other	5	5

	$76	$71

NOTE 15. COMMITMENTS AND CONTINGENCIES

Contingencies. The company is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was acquired by Georgia-Pacific. The parties to the case settled the matter as it pertains to Georgia-Pacific in 2010. Our indemnification of Georgia-Pacific for the amount of the settlement was $1 million and was accrued in a prior period.

PLUM CREEK 2010 FORM 10-K | 79

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

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2011 through 2023, with various renewal options by either party for periods ranging from three years to fifteen additional years.

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. The company leases certain timberlands in which the company acquired title to the standing timber at the inception of the lease. Operating lease expense was $4 million, $5 million, and $7 million in 2010, 2009 and 2008, respectively. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2010 (in millions):

	Operating Leases	Timber Obligations
2011	$3	$1
2012	3	1
2013	3	–
2014	2	–
2015	2	–
Thereafter	1	4

Total	$14	$6

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

80 | PLUM CREEK 2010 FORM 10-K

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

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	December 31, 2010	December 31, 2009	December 31, 2008
Preferred Interest	$50	$48	$14
Common Interest	–	–	–
Amortization of Basis Difference	7	7	1

Total Equity Earnings from Timberland Venture	$57	$55	$15

Total equity earnings for the year ended December 31, 2008 include amounts earned from inception (October 1, 2008) to December 31, 2008. During 2010 and 2009, the company received $56 million and $53 million, respectively, in distributions from the Timberland Venture associated with its preferred interest. No preferred interest distributions were received during 2008. During 2010, the company received $1 million in distributions from the Timberland Venture associated with its common interest. No common interest distributions were received in 2009 or 2008.

The Timberland Venture can only be liquidated with the consent of both members. However, upon the nine year anniversary of the Timberland Venture, Plum Creek has the right for a six-month period to cause the Timberland Venture to redeem the other member’s interest. The other Timberland Venture member has a similar redemption right after the seven year anniversary. Upon liquidation or redemption, the members’ interests (i.e. capital accounts) will be adjusted to reflect the fair value of the Timberland Venture’s net assets. The adjustment would first be allocated to our preferred interest if there exists an accumulated shortfall in net income attributable to our preferred interest only to the extent that the fair value of the net assets of the Timberland Venture exceed book basis.

For the years ended December 31, 2010 and 2009, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to the company’s 2010 Form 10-K filing.

NOTE 17. VARIABLE INTEREST ENTITIES

The Timberland Venture (see Note 16 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary operating activities of the Timberland Venture consist of the ownership of timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly interest payments on the Note Payable to

PLUM CREEK 2010 FORM 10-K | 81

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

Timberland Venture, the company has not provided financing or other support to the venture. The venture is financed by a $15 million line of credit obtained by the Timberland Venture.

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

The carrying amount of the investment in the venture is $201 million at both December 31, 2010 and 2009, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $201 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

NOTE 18. RELATED PARTY TRANSACTIONS

On October 1, 2008, the company contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. See Note 16 of the Notes to Consolidated Financial Statements. Equity earnings and distributions from the Timberland Venture were as follows for the years ended December 31 (in millions):

	2010	2009	2008
Equity Earnings (A)	$57	$55	$15
Distributions	57	53	–

(A)	Includes $7 million of amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets for 2010 and 2009, and $1 million of amortization for 2008.

Also, on October 1, 2008, the company borrowed $783 million from the Timberland Venture for a ten-year term at a fixed annual interest rate of 7.375%. The related party obligation is included in the Consolidated Balance Sheet as Note Payable to Timberland Venture. At both December 31, 2010 and December 31, 2009, the company had accrued interest payable of $7 million for the Note Payable to Timberland Venture. Interest expense and paid with respect to the Note Payable to Timberland Venture were as follows for the years ended December 31 (in millions):

	2010	2009	2008
Interest Expense	$58	$58	$14
Interest Payments	58	58	7

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

82 | PLUM CREEK 2010 FORM 10-K

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the company’s 6.8 million acres of timberlands are approximately 1.05 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.05 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 150,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. The company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 300,000 acres, the company may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. Properties developed internally by the company will generally be low-intensity development limited to obtaining entitlements. Larger and more complicated projects needing more invested capital may be developed through third party ventures.

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

	2010	2009	2008
Lumber	$75	$85	$144
Plywood	73	62	111
MDF	117	98	150

Total	$265	$245	$405

Other Segment. The Other Segment consists primarily of income associated with oil and natural gas production, mineral extraction and wind power development, along with communication and transportation rights of way. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

The company evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the company does not produce such information internally.

PLUM CREEK 2010 FORM 10-K | 83

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other (C)	Total (D)

2010
External Revenues	$192	$377	$336	$265	$20	$1,190
Intersegment Revenues	18	–	–	–	–	18
Export Revenues	14	–	–	24	–	38
Depreciation, Depletion and Amortization	28	50	2	12	–	92
Basis of Real Estate Sold	–	–	132	–	–	132
Other Operating Gain	1	–	–	2	5	8
Operating Income (Loss)	13	107	180	24	23	347

2009
External Revenues	$198	$347	$486	$245	$18	$1,294
Intersegment Revenues	14	–	–	–	–	14
Export Revenues	11	–	–	21	–	32
Depreciation, Depletion and Amortization	30	51	1	23	–	105
Basis of Real Estate Sold	–	–	155	–	–	155
Operating Income (Loss)	(3)	81	278	(23)	17	350

2008
External Revenues	$291	$461	$432	$405	$25	$1,614
Intersegment Revenues	56	–	–	–	–	56
Export Revenues	12	–	–	29	–	41
Depreciation, Depletion and Amortization	37	58	1	34	–	130
Basis of Real Estate Sold	–	–	149	–	–	149
Operating Income (Loss)	41	128	245	(44)	23	393

(A)	The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million in 2010, $3 million in 2009 and $1 million in 2008. Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

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

During 2008, the company negotiated the sale of 310,000 acres in Montana for $489 million, which closed in three phases. For the year ended December 31, 2010, the Real Estate Segment includes revenue of $89 million and operating income of $37 million related to the closing of the third and final phase. For the year ended December 31, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase. For the year ended December 31, 2008, the Real Estate Segment includes revenue of $150 million and operating income of $74 million related to the closing of the first phase.

84 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

(B)	During the second quarter of 2010, the company sold certain lumber manufacturing assets for a gain of $2 million. For the year ended December 31, 2010, the $2 million gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

For the years ended December 31, 2009 and 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include $10 million lumber manufacturing assets impairment losses. See Note 5 of the Notes to Consolidated Financial Statements. Also for the year ended December 31, 2008, the Manufactured Products Segment Operating Income (Loss) included $7 million inventory write-downs to net realizable value and $9 million losses on purchase commitments.

(C)	During the first quarter of 2010, the company agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. For the year ended December 31, 2010, the $5 million consideration is reported as Other Operating Gain in our Other Segment since the consideration was primarily for the release of mineral rights. For the year ended December 31, 2010, the $5 million is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, we received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. We allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. The discounted cash flows were based on estimated future gas production, gas prices and operating and capital expenditures using internal and external sources. For the year ended December 31, 2010, the sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, will be amortized into revenue of the Other Segment over the expected three-year term.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for both 2010 and 2009, and $5 million for 2008. For 2010, Consolidated Other Operating Income (Expense), net includes $1 million of realized gains associated with the grantor trust used to fund the company’s non-qualified pension plan obligation (see Note 12 of the Notes to Consolidated Financial Statements).

A reconciliation of total segment operating income to consolidated income before income taxes is presented below for the years ended December 31 (in millions):

	2010	2009	2008
Total Segment Operating Income	$347	$350	$393
Corporate and Other Unallocated Expenses	(51)	(51)	(64)
Other Unallocated Operating Income (Expense), net	1	–	(1)

Operating Income	297	299	328

Equity Earnings from Timberland Venture	57	55	15
Total Interest Expense, net	(138)	(147)	(148)
Gain (Loss) on Extinguishment of Debt	(13)	(2)	11

Income before Income Taxes	$203	$205	$206

PLUM CREEK 2010 FORM 10-K | 85

PART II / ITEM 8

Plum Creek Timber Company, Inc.

Notes to Consolidated Financial Statements (continued)

NOTE 20. SUBSEQUENT EVENT

On February 8, 2011, our Board of Directors authorized Plum Creek Timber Company, Inc. to make a dividend distribution of $0.42 per share. Total dividends of approximately $68 million will be paid on March 4, 2011, to stockholders of record on February 18, 2011.

NOTE 21. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions, Except Per Share Amounts)	1st Quarter (B)	2nd Quarter	3rd Quarter	4th Quarter (C)
2010
Revenues	$317	$258	$259	$356
Gross Profit	119	73	71	120
Operating Income	95	56	51	95
Income from Continuing Operations	76	35	32	59
Net Income	87	35	32	59

Net Income per Share—Basic (A)	$0.54	$0.21	$0.20	$0.37
Net Income per Share—Diluted (A)	$0.54	$0.21	$0.20	$0.37

2009
Revenues	$470	$272	$294	$258
Gross Profit	191	76	58	80
Operating Income	159	53	38	49
Net Income	157	32	19	28

Net Income per Share—Basic (A)	$0.95	$0.19	$0.12	$0.17
Net Income per Share—Diluted (A)	$0.95	$0.19	$0.12	$0.17

(A)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

(B)	The company’s 2010 first quarter net income includes an $11 million ($0.07 per diluted share) Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

During the first quarter of 2009, the company paid approximately $4 million to retire $5 million of principal for our public debt (Senior Notes due in 2015) resulting in a $1 million gain, net of unamortized discount and debt issuance costs. This gain is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

(C)	During the fourth quarter of 2010, the company paid approximately $226 million to retire $213 million of principal for senior notes scheduled to mature in the fourth quarter of 2011, resulting in a $13 million loss. This loss is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

During the fourth quarter of 2009, the company paid approximately $71 million to retire $68 million of principal for senior notes scheduled to mature in the fourth quarter of 2011, resulting in a $3 million loss. This loss is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

86 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 25, 2011

PLUM CREEK 2010 FORM 10-K | 87

PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Plum Creek Timber Company, Inc.

We have audited Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Plum Creek Timber Company, Inc., and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 25, 2011

88 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of December 31, 2010, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,033 million aggregate principal amount of Senior Notes (“Public Debt”) pursuant to the shelf registration statement.

Plum Creek Timberlands, L.P.

Consolidated Statements of Income

	Year Ended
(In Millions)	December 31, 2010	December 31, 2009	December 31, 2008
REVENUES:
Timber	$569	$545	$752
Real Estate	336	486	432
Manufacturing	265	245	405
Other	20	18	25

Total Revenues	1,190	1,294	1,614

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	421	431	542
Real Estate	148	200	178
Manufacturing	236	257	435
Other	2	1	2

Total Cost of Goods Sold	807	889	1,157
Selling, General and Administrative	95	106	128

Total Costs and Expenses	902	995	1,285

Other Operating Income (Expense), net	9	–	(1)

Operating Income	297	299	328
Equity Earnings from Timberland Venture	57	55	15
Interest Expense, net	80	89	134
Gain (Loss) on Extinguishment of Debt	(13)	(2)	11
Income before Income Taxes	261	263	220
Provision (Benefit) for Income Taxes	1	(31)	(27)

Income from Continuing Operations	260	294	247
Gain on Sale of Properties, net of tax	11	–	–

Net Income before Allocation to Series T-1 Preferred Interest and Partners	271	294	247
Net Income Allocable to Series T-1 Preferred Interest	(58)	(58)	(14)

Net Income Available to Common Interest Partners	$213	$236	$233

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2010 FORM 10-K | 89

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Balance Sheets

(In Millions)	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$252	$299
Accounts Receivable	21	24
Taxes Receivable	2	15
Inventories	49	46
Deferred Tax Asset	7	6
Assets Held for Sale	57	115
Other Current Assets	22	14

	410	519

Timber and Timberlands, net	3,405	3,487
Property, Plant and Equipment, net	146	156
Equity Investment in Timberland Venture	201	201
Deferred Tax Asset	10	14
Investment in Grantor Trusts ($35 and $33 at Fair Value in 2010 and 2009)	36	34
Other Assets	44	38

Total Assets	$4,252	$4,449

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$94	$55
Line of Credit	166	320
Accounts Payable	25	32
Interest Payable	16	18
Wages Payable	23	20
Taxes Payable	12	14
Deferred Revenue	25	16
Other Current Liabilities	7	21

	368	496

Long-Term Debt	1,643	1,625
Other Liabilities	77	72

Total Liabilities	2,088	2,193

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,374	1,466

Total Partnership Capital	2,164	2,256

Total Liabilities and Partnership Capital	$4,252	$4,449

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

90 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Statements of Partnership Capital

(In Millions)	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2008	$–	$1,899	$2	$1,901

Net Income before Allocation to Series T-1 Preferred Interest and Partners		247	–	247
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $10		–	(29)	(29)
Unrealized Losses on Available-for-Sale
Securities		–	(4)	(4)

Total Comprehensive Income				214

Net Income Allocation to Series T-1 Preferred Interest	14	(14)		–
Contribution for Series T-1 Preferred Interest	783	–		783
Distributions to Partners (Common Partnership Interests)	–	(536)		(536)
Distributions for Series T-1 Preferred Interest	(7)	–		(7)
Capital Contributions from Parent	–	7		7

December 31, 2008	$790	$1,603	$(31)	$2,362

Net Income before Allocation to Series T-1 Preferred Interest and Partners		294	–	294
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $3		–	7	7
Unrealized Gains on Available-for-Sale
Securities		–	5	5

Total Comprehensive Income				306

Net Income Allocation to Series T-1 Preferred Interest	58	(58)		–
Distributions to Partners (Common Partnership Interests)	–	(362)		(362)
Distributions for Series T-1 Preferred Interest	(58)	–		(58)
Capital Contributions from Parent	–	8		8

December 31, 2009	$790	$1,485	$(19)	$2,256

Net Income before Allocation to Series T-1 Preferred Interest and Partners		271	–	271
Other Comprehensive Income:
Defined Benefit Plans, net of tax of $2		–	6	6
Unrealized Gains on Available-for-Sale
Securities		–	2	2

Total Comprehensive Income				279

Net Income Allocation to Series T-1 Preferred Interest	58	(58)		–
Distributions to Partners (Common Partnership Interests)	–	(321)		(321)
Distributions for Series T-1 Preferred Interest	(58)	–		(58)
Capital Contributions from Parent	–	8		8

December 31, 2010	$790	$1,385	$(11)	$2,164

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLUM CREEK 2010 FORM 10-K | 91

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Consolidated Statements of Cash Flows

	Year Ended
(In Millions)	December 31, 2010	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Preferred Partnership Interest and Partners	$271	$294	$247
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009 and 2008)	96	109	135
Basis of Real Estate Sold	132	155	149
Equity Earnings from Timberland Venture	(57)	(55)	(15)
Distributions from Timberland Venture	57	53	–
Deferred Income Taxes	1	(14)	(10)
Gain on Sales of Properties and Other Assets	(13)	–	(3)
(Gain) Loss on Extinguishment of Debt	13	2	(11)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	3	(6)	18
Pension Plan Contributions	(4)	(10)	(30)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	–	48	(48)
Income Tax Receivable	13	8	(19)
Other Working Capital Changes	(17)	5	4
Other	12	9	10

Net Cash Provided By Operating Activities	507	598	427

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(71)	(61)	(70)
Timberlands Acquired	–	(1)	(119)
Investment in Timberland Venture	–	–	(9)
Proceeds from Sale of Properties and Other Assets	13	1	–
Purchases of Marketable Securities	(2)	(3)	(7)
Other	2	–	–

Net Cash Used In Investing Activities	(58)	(64)	(205)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(321)	(362)	(536)
Cash Distributions for Series T-1 Preferred Interest	(58)	(58)	(7)
Contribution for Series T-1 Preferred Interest	–	–	783
Borrowings on Line of Credit	1,783	1,073	1,506
Repayments on Line of Credit	(1,937)	(984)	(1,831)
Proceeds from Issuance of Long-Term Debt	575	–	250
Debt Issuance Costs	(7)	–	(3)
Principal Payments and Retirement of Long-Term Debt	(531)	(273)	(255)

Net Cash Used In Financing Activities	(496)	(604)	(93)

Increase (Decrease) In Cash and Cash Equivalents	(47)	(70)	129
Cash and Cash Equivalents:
Beginning of Year	299	369	240

End of Year	$252	$299	$369

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid During the Year for:
Interest	$80	$93	$143
Income Taxes—Net	$(15)	$(18)	$1

Non-Cash Investing Activity:
Contribution of Timber and Timberlands to Timberland Venture	$–	$–	$174

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

92 | PLUM CREEK 2010 FORM 10-K

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

At December 31, 2010, the Operating Partnership owned and managed approximately 6.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which have been indefinitely curtailed). Included in the 6.8 million acres are approximately 1.05 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. Revenues from the Operating Partnership’s largest customer accounted for 7% of total revenues in 2010 and 2009 and 8% of total revenues in 2008. If adverse market conditions for wood products were to continue or worsen, the loss of this customer could have a significant effect on the Operating Partnership’s results of operations.

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

PLUM CREEK 2010 FORM 10-K | 93

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Revenue from the sale of real estate is recognized when the sale has been consummated, the buyer’s initial and ongoing payments are adequate, the risks and rewards of owning the property have transferred to the buyer, and we have no continuing involvement with the property. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. Such sales represented 3% of revenue from real estate sales in 2010 and 2009, respectively. There was no real estate sale consideration received in the form of a note receivable in 2008. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances. Revenue from real estate development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

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

Furthermore, we may occasionally pursue a non-cash exchange of timberlands. Revenue is recognized in connection with non-cash exchanges of timberlands when the exchanges are considered to have commercial substance. We will recognize revenue to the extent of the fair value of the timberlands received. Revenues from non-cash exchanges of timberlands were $25 million in 2009. See Note 3 of the Notes to Consolidated Financial Statements.

Revenue generated from real estate sales includes the sale of higher value timberlands, non-strategic timberlands and large blocks of timberlands. In some of these transactions, the Operating Partnership sells timberlands that qualify for like-kind (tax-deferred) exchange treatment under the Internal Revenue Code. Substantially all of these sales involve a third party intermediary, whereby the third party intermediary receives proceeds related to the property sold and then reinvests the proceeds in like-kind property. The proceeds are recorded as revenue when the third party intermediary receives them. See “Like-Kind Exchanges”.

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds.

Accounts Receivable. Accounts receivable is presented net of an allowance for doubtful accounts of $0.4 million at December 31, 2010 and $0.7 million at December 31, 2009. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. The Operating Partnership may enter into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions may include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The Operating Partnership uses a qualified escrow account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the Operating Partnership.

Inventories. Logs, work-in-process and finished goods are stated at the lower of cost or market using the average cost method. A separate lower of cost or market analysis is prepared for each product line (i.e. lumber, plywood and MDF). Net realizable value is determined based on actual selling prices at the end of the accounting period. Losses on firm

94 | PLUM CREEK 2010 FORM 10-K

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

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the Operating Partnership’s 6.8 million acres of timberlands are approximately 1.05 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.05 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 150,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

Costs associated with a specific real estate project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal expenditures directly associated with the specific real estate project are capitalized. The Operating Partnership will capitalize improvements and other development costs, including interest costs and property taxes, during the development period. General real estate development costs not related to a specific project and costs incurred before management has concluded that it is probable that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate projects with multiple parcels, the Operating Partnership determines the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Properties developed by the Operating Partnership will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $15 million at December 31, 2010. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current). Total capitalized real estate development costs at December 31, 2009 were $16 million.

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands are included in Timber and Timberlands as they are still managed for timber operations. At December 31, 2010, approximately $17 million of costs have been capitalized for a single project that has been approved by a state commission but is being appealed in court by groups opposed to the project. While not expected, if the approval is reversed, some or all of these capitalized costs could be written off in the next twelve months.

PLUM CREEK 2010 FORM 10-K | 95

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $57 million at December 31, 2010 and $115 million at December 31, 2009. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or through a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

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

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. Depreciation expense, excluding impairment charges, was $19 million, $20 million, and $31 million for the years ended December 31, 2010, 2009 and 2008, respectively. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded.

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

Shipping and Handling Costs. Costs incurred for the transportation of timber and manufactured products are included in Cost of Goods Sold.

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

96 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

are classified and accounted for as liabilities also may be granted to any officer, director, employee, consultant, or advisor of the Operating Partnership. These awards are valued using a Monte Carlo simulation.

Other Operating Income. Periodically the Operating Partnership will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 16 of the Notes to Consolidated Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2010 presentation. The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements

There were no new accounting standards adopted by the Operating Partnership during 2010 that had a material impact on the Operating Partnership’s financial condition, results of operations or cash flows.

NOTE 2. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Raw Materials (primarily logs)	$12	$9
Work-In-Process	1	1
Finished Goods	24	23

	37	33
Supplies	12	13

Total	$49	$46

NOTE 3. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Timber and Logging Roads, net	$2,261	$2,307
Timberlands	1,144	1,180

Timber and Timberlands, net	$3,405	$3,487

Timberland dispositions during 2010 were approximately 258,000 acres, of which 142,000 acres were located in the Northern Resources Segment and 116,000 acres were located in the Southern Resources Segment. Included in the 142,000 acres of Northern Resources timberland dispositions are approximately 70,000 acres sold in Montana for proceeds of $89 million and operating income of $37 million from the third phase of a multi-period contract. During 2008, the Operating Partnership negotiated the sale of 310,000 acres in Montana for $489 million, which closed in three phases. For the year ended December 31, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase. In connection with this transaction, we also entered into a fiber supply agreement for these timberlands (for up to 15 years) at market-based prices to supply our manufacturing facilities.

During 2009, the Operating Partnership completed a non-cash exchange of real estate in which the Real Estate Segment recognized revenue of $25 million which represents the fair value of the lands received. No operating income was recognized in the transaction as the book value of the timberlands disposed approximated the exchange value of

PLUM CREEK 2010 FORM 10-K | 97

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

$25 million. Timberland dispositions during 2009, excluding the non-cash exchange, were approximately 297,000 acres, of which 248,000 acres were located in the Northern Resources Segment and 49,000 acres were located in the Southern Resources Segment. The 248,000 acres sold in Northern Resources included 112,000 acres sold in Montana from the second phase of the multi-period contract.

The Operating Partnership’s Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2010, the book basis of real estate held for sale was $57 million and was $115 million as of December 31, 2009. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income. Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2010	2009	2008
Impairment Losses	$1	$3	$1
Book Basis of Property	$2	$33	$3

The fair value of the impaired assets was primarily determined based on external appraisals which were derived from a combination of comparable sales and discounted future cash flows. See Note 7 of the Notes to Consolidated Financial Statements.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Land, Buildings and Improvements	$84	$86
Machinery and Equipment	309	308

	393	394
Accumulated Depreciation	(247)	(238)

Property, Plant and Equipment, net	$146	$156

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

98 | PLUM CREEK 2010 FORM 10-K

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

The book basis of Plum Creek’s assets and liabilities exceeds its tax basis by approximately $1.8 billion at December 31, 2010.

As a consequence of the October 6, 2001 merger with The Timber Company, which involved merging a taxable entity into a nontaxable entity, Plum Creek was generally subject to corporate-level tax (built-in gains tax) when the Operating Partnership made a taxable disposition of certain property acquired in the merger. The built-in gains tax applied to gains recognized from such asset sales to the extent that the fair value of the property exceeds its tax basis at the merger date. Built-in gains tax was generally not payable on dispositions of property to the extent the proceeds from such dispositions were reinvested in qualifying like-kind replacement property.

Following the merger with The Timber Company, Plum Creek wrote-off all of The Timber Company’s deferred income tax liability related to timber and timberlands except for $11 million. The $11 million deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax during the ten-year period ending October 6, 2011. Prior to January 1, 2009, the $11 million deferred income tax liability was reduced by $5 million due to a remeasurement of the amount of deferred income taxes needed and by $2 million due to the payment or accrual of tax in connection with sales of timberlands subject to the built-in gains tax. In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands were reduced by an additional $3 million, resulting in the recognition of a $3 million deferred income tax benefit in 2009. Furthermore, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the Operating Partnership reversed $5 million of current tax expense related to the built-in gains that had been accrued in 2008. Following the enactment of the Small Business Jobs Act of 2010, the Operating Partnership concluded that it no longer needed a deferred tax liability in connection with expected sales of timberlands that are subject to the built-in gains tax. Therefore, the Operating Partnership reduced its deferred tax liability by $1 million in 2010.

The Operating Partnership recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2010, 2009 and 2008, amounts for interest and penalties were insignificant. At December 31, 2010, and December 31, 2009, the Operating Partnership had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2010	2009	2008
Current Income Taxes (A):
Federal	$–	$(14)	$(15)
State	–	(2)	(3)
Deferred Income Taxes:
Federal	3	–	(8)
State	–	–	(1)
Utilization of (Benefit from) Operating Loss Carryforward	(1)	(12)	–
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	(1)	(3)	–

Provision (Benefit) for Income Taxes on Income from Continuing Operations	$1	$(31)	$(27)

(A)	Included in the current tax provision for 2009 is a $12 million tax benefit associated with the carryback of net operating losses to 2004 and 2005 as a result of the Worker, Homeownership and Business Assistance Act of 2009.

PLUM CREEK 2010 FORM 10-K | 99

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The federal statutory income tax rate was 35%. The income generated by the activities of the REIT is generally not subject to federal and state income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain contributed properties that were sold, in which the tax basis exceeded the book basis. The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2010	2009	2008
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$71	$72	$72
REIT Income not Subject to Federal Tax	(64)	(86)	(97)
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	(1)	(3)	–
State Income Tax Expense (Benefit), net of Federal Benefit	–	(2)	(4)
Built-In Gains Tax	–	–	5
Reversal of Accrued Built-In Gains	–	(5)	–
Tax Audit Settlements	–	–	(2)
Permanent Book-Tax Differences	(5)	(7)	(1)

Provision (Benefit) for Income Taxes on Income from Continuing Operations	$1	$(31)	$(27)

Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2010	2009	2008
Income from Continuing Operations	$1	$(31)	$(27)
Other Comprehensive Income	2	3	(10)
Gain on Sale of Properties	–	–	–
Additional Paid-In Capital (Share-Based Compensation)	–	–	(2)

Total Income Tax Provision (Benefit)	$3	$(28)	$(39)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries and for the assets of the REIT’s operating partnerships that are subject to built-in gains. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2010	2009
Deferred Income Tax Assets:
Federal and State Net Operating Loss Carryforwards	$14	$12
Accrued Compensation	7	10
Accrued Pension Benefits	6	8
Timber and Timberlands	9	8
Accrued Worker’s Compensation Benefits	4	5
Inventory Reserves and Write-downs	2	3
Other Accruals and Reserves	6	3

	48	49

Deferred Income Tax Liabilities:
Machinery and Equipment	(31)	(29)

	(31)	(29)

Deferred Income Tax Asset, net	$17	$20

100 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The Operating Partnership has federal and state net operating loss carryforwards of $14 million at December 31, 2010 which will begin to expire in 2028. The Operating Partnership has not recorded a valuation allowance for its gross deferred tax asset of $54 million and $59 million as of December 31, 2010 and December 31, 2009, respectively. The Operating Partnership believes due to either the reversal of various timing differences or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to fully utilize its deferred tax assets.

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2010	2009
Current Deferred Income Tax Asset	$7	$6
Non Current Deferred Income Tax Asset	10	14

Deferred Income Tax Asset, net	$17	$20

As of December 31, 2010 and December 31, 2009, Plum Creek did not have any liabilities for unrecognized tax benefits. We believe the statute of limitations has expired for all tax years prior to 2006. Plum Creek continues to monitor the progress of ongoing income tax controversies and the impact, if any, of expected expiration of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

NOTE 6. BORROWINGS

Outstanding borrowings of the Operating Partnership, all of which are unsecured, consist of the following (in millions):

	December 31, 2010	December 31, 2009
Line of Credit maturing 2015, 1.95% at 12/31/10, based on LIBOR plus 1.70%.	$166	$320
Term Credit Agreement due 2012, 0.72% at 12/31/10, based on LIBOR plus 0.45%.	350	350
Term Credit Agreement due 2012, 1.28% at 12/31/09, based on LIBOR plus 1.00%.	–	250
Senior Notes due 2011, 7.83%	49	49
Senior Notes due 2013, 6.18%	174	227
Senior Notes due 2013, mature serially 2011 to 2013, 7.66% to 7.76%, less unamortized discount of $0.6 at 12/31/10, effective rates of 7.93% to 8.05%	111	286
Senior Notes due 2015, 5.875% less unamortized discount of $4.2 at 12/31/10, effective rate of 6.10%	454	453
Senior Notes due 2016, mature serially 2011 to 2016, 7.97% to 8.05%	24	65
Senior Notes due 2021, 4.70% less unamortized discount of $0.4 at 12/31/10, effective rate of 4.71%	575	–

Total Long-Term Debt	1,903	2,000
Less: Current Portion of Long-Term Debt	(94)	(55)
Less: Line of Credit	(166)	(320)

Long-Term Portion	$1,643	$1,625

Line of Credit. On December 14, 2010, the Operating Partnership terminated its previous $750 million revolving line of credit maturing in June 2011 and entered into a new $600 million revolving line of credit agreement that matures in January 2015. As of December 31, 2010, the weighted-average interest rate for the borrowings on the line of credit was 1.95%. The interest rate on the line of credit is based on LIBOR plus 1.70%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. In addition to interest, the line has an annual facility fee of

PLUM CREEK 2010 FORM 10-K | 101

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

0.30% that can vary depending on debt rating. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2010, we had $166 million of borrowings and $9 million of standby letters of credit outstanding; $425 million remained available for borrowing under our line of credit. As of January 3, 2011, all of the borrowings outstanding under our line of credit were repaid. The line of credit has been classified as a current liability in our Consolidated Balance Sheet as of December 31, 2010, because the Operating Partnership used a portion of its cash as of December 31, 2010 to repay the line.

Term Credit Agreement. The Operating Partnership has a $350 million term credit agreement that matures in June 2012. As of December 31, 2010, the interest rate for the term credit agreement was 0.72%. The interest rate is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants that are substantially the same as those of the revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The Operating Partnership has outstanding Senior Notes with various maturities and fixed interest rates. As of December 31, 2010, the Operating Partnership has $359 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of December 31, 2010, the Operating Partnership has publicly issued approximately $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). In November 2010, the Operating Partnership issued $575 million aggregate principal amount of 4.70% Public Debt. The 4.70% Public Debt matures in 2021. The remaining 5.875% Public Debt with an aggregate principal amount of $458 million matures in 2015. The Public Debt is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $164 million at December 31, 2010 and $137 million at December 31, 2009.

The Public Debt is structurally subordinated to all debt and liabilities of the Operating Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2010, the total amount of debt and liabilities of the Operating Partnership’s subsidiaries was $359 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Operating Partnership’s business or other similar process, the assets of the Operating Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt only after the indebtedness of the Operating Partnership’s subsidiaries has been repaid in full.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Senior Notes
Public Debt	$1,029	$453
Private Debt	358	627

Total Senior Notes	$1,387	$1,080

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

102 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2010	2009
Public Debt	$–	$5
Private Debt	269	267
Term Credit Agreement	250	–

Total	$519	$272

During 2010, the Operating Partnership prepaid approximately $213 million of principal of Private Debt. This prepayment resulted in a $13 million loss. During 2009, the Operating Partnership prepaid approximately $109 million of principal of Private Debt and $5 million of principal of Public Debt. These prepayments resulted in a $2 million loss. The $13 million loss and the $2 million loss for the years ended December 31, 2010 and 2009, respectively, are classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2010 (in millions):

Maturity	Debt Agreements
2011	$95
2012	353
2013	250
2014	3
2015	462
Thereafter	579

Total	$1,742

Debt Covenants. Certain of the Operating Partnership’s Term Credit Agreement, Senior Notes and Line of Credit debt agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments on behalf of Plum Creek (such as payments of cash dividends or stock repurchases). The borrowing agreements for the Private Debt limit our ability to make restricted payments based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreement require that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership was in compliance with all of our borrowing agreement covenants as of December 31, 2010.

PLUM CREEK 2010 FORM 10-K | 103

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

	Balance at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	30	30
Trading Securities (B)	5	5

Total	$284	$284

	Balance at December 31, 2009	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$298	$298
Available-for-Sale Securities (B)	28	28
Trading Securities (B)	5	5

Total	$331	$331

(A)	Consists of several money market funds and is included in the $252 million and $299 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

(B)	Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at both December 31, 2010 and 2009. At December 31, 2010, investments in these mutual funds were approximately 50% in domestic (U.S.) equities, 20% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership’s financial position or results of operations (see Notes 8 and 16 of the Notes to Consolidated Financial Statements).

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership’s Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both December 31, 2010 and 2009. Changes in the fair value of trading securities were not material to the Operating Partnership’s financial position or results of operations.

104 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $1.95 billion and $2.03 billion at December 31, 2010 and 2009, respectively, and the carrying amount was $1.90 billion and $2.00 billion at December 31, 2010 and 2009, respectively. The fair value of the Operating Partnership’s Public Debt is estimated using market quotes. The fair value of the Operating Partnership’s Private Debt is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreement was determined by adjusting the spread over LIBOR to a current market spread for comparable debt. See Note 6 of the Notes to Consolidated Financial Statements for discussion of the Operating Partnership’s Borrowings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. The Operating Partnership’s fair value measurements of its assets and liabilities, measured on a nonrecurring basis, are categorized as Level 3 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 3 valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Summarized below are the Level 3 assets and liabilities reported in the Operating Partnership’s financial statements at fair value, measured on a nonrecurring basis, during the years ended December 31 (in millions):

	Year Ended December 31, 2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$2	$2	$(1)

Total			$(1)

	Year Ended December 31, 2009	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$33	$33	$(3)
Certain Long-Lived Lumber Assets Held and Used (B)	$–	$–	$(10)
Liabilities for Road Maintenance (C)	$7	$7	–

Total			$(13)

(A)	During 2010, timberlands held for sale with a carrying value of $3 million were written down to their fair value (net of estimated selling costs) of $2 million, resulting in a loss of $1 million, which was included in earnings for the year ended December 31, 2010. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections.

During 2009, timberlands held for sale with a carrying amount of $36 million were written down to their fair value (net of estimated selling costs) of $33 million, resulting in a loss of $3 million, which was included in earnings for the year ended December 31, 2009. The fair values were based on either external appraisals or market analyses that used comparable sales as the basis for their valuations.

(B)	During 2009, in accordance with the accounting for impairments of long-lived assets classified as held and used, certain lumber assets with a carrying value of $10 million were written down to their fair value of $0, resulting in an impairment charge of $10 million, which was included in earnings for the year ended December 31, 2009. The fair value was determined using a discounted cash flow model based on estimated future lumber prices, log costs and operating expenses using internal projections.

(C)

The Operating Partnership has agreements with the federal government under which it is obligated to pay maintenance or replacement costs for certain roads. The Operating Partnership also has obligations under state law

PLUM CREEK 2010 FORM 10-K | 105

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

The Series T-1 Preferred Interest provides for a return of 7.375% per annum (approximately $58 million) on its contributed capital of $783 million. Distributions are payable on February 15th, May 15th, August 15th, and November 15th each year. The Series T-1 Preferred Interest is redeemable upon liquidation of the Operating Partnership. The Series T-1 Preferred Interest has a preference in liquidation over the Common Partnership Interests (Partners’ Capital) to the extent the Operating Partnership has available assets to distribute to the Series T-1 Preferred Interest.

Under the terms of our note agreements and line of credit (see Note 6 of the Notes to Consolidated Financial Statements), the Operating Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. and PC Ventures. Subject to certain restrictions, the Operating Partnership can make loans or advances to Plum Creek Timber Company, Inc. and PC Ventures. Based on these provisions, the Operating Partnership could distribute or advance the cash on its balance sheet as of December 31, 2010, or $252 million, all of which is considered unrestricted assets. At December 31, 2010, the Operating Partnership and its consolidated subsidiaries had net assets of $1,374 million of which $1,122 million was restricted from being transferred by the Operating Partnership to Plum Creek Timber Company, Inc. and PC Ventures.

As of December 31, 2010 and 2009, the undistributed earnings included in partnership capital from an entity accounted for by the equity method were $17 million for both years.

106 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2008
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$247
Unrealized Holding Losses	$(6)	$–	(6)
Less: Reclassification to Net Income for Impairment Loss and Realized Losses on Available-for-Sale Securities	2	–	2
Defined Benefit Plans:
Actuarial Loss	(39)	(10)	(29)
Reclassification to Net Income	–	–	–

Total Comprehensive Income			$214

December 31, 2009
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$294
Unrealized Holding Gains	$5	$–	5
Defined Benefit Plans:
Actuarial Gain	3	1	2
Reclassification to Net Income	7	2	5

Total Comprehensive Income			$306

December 31, 2010
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$271
Unrealized Holding Gains	$2	$–	2
Defined Benefit Plans:
Actuarial Gain	6	2	4
Reclassification to Net Income	2	–	2

Total Comprehensive Income			$279

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2010	2009
Net Unrealized Holding Gains	$7	$5
Defined Benefit Plans:
Net Loss	(18)	(24)

	$(11)	$(19)

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

PLUM CREEK 2010 FORM 10-K | 107

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

The Operating Partnership maintains a qualified defined benefit pension plan and two non-qualified defined benefit pension plans. Assets related to the non-qualified plans are held in a grantor trust and are subject to the claims of creditors in the event of bankruptcy. As a result, pension assets for the non-qualified plans are not considered plan assets, and therefore, have not been netted against our pension liability. Pension assets for the non-qualified plans are included in “Investment in Grantor Trusts” and the related pension liability is included in “Other Current Liabilities” and “Other Liabilities” in our Consolidated Balance Sheets.

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2010	2009
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$130	$128
Service Cost	6	7
Interest Cost	7	8
Settlements and Curtailments	–	(17)
Actuarial Loss	1	8
Benefits Paid	(9)	(4)

Benefit Obligation at End of Period	$135	$130

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$96	$86
Actual Return on Plan Assets	14	20
Employer Contributions	5	11
Lump-Sum Settlements	–	(17)
Benefits Paid	(9)	(4)

Fair Value of Plan Assets at End of Period	106	96

Funded Status—December 31	$(29)	$(34)

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The non-qualified plan assets held in the grantor trust were $30 million and $28 million at December 31, 2010 and December 31, 2009, respectively.

The unfunded status of our plans of $29 million at December 31, 2010, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $26 million. The unfunded status of our plans of $34 million at December 31, 2009, is recognized in our Consolidated Balance Sheet as a current pension liability of $3 million and long-term pension liability of $31 million. The actuarial loss reflected in the change in benefit obligation for 2009 is due primarily to a change in interest rate assumption for pension obligations expected to be settled with annuity distributions. The accumulated benefit obligation for both the qualified and non-qualified plans was $126 million and $121 million at December 31, 2010 and December 31, 2009, respectively. Including non-qualified plan assets held in a grantor trust, total assets related to pension plans were $136 million and $124 million at December 31, 2010 and December 31, 2009, respectively. At both December 31, 2010 and 2009, the accumulated benefit obligation for the non-qualified plans was $25 million. The benefit obligation for the qualified plan was $106 million at December 31, 2010 and was $101 million at December 31, 2009.

108 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2010, the Operating Partnership contributed $4 million to the qualified pension plan and contributed $1 million to its grantor trust associated with the non-qualified plans. During 2009, the Operating Partnership contributed $10 million to the qualified pension plan and contributed $3 million to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the Operating Partnership expects 2011 contributions to the qualified pension plan to range between $0 and $6 million. During 2011, the Operating Partnership expects to contribute between $0 and $2 million to its grantor trust associated with the non-qualified plans.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2010	2009	2008
Service Cost	$6	$7	$6
Interest Cost	7	8	7
Expected Return on Plan Assets	(7)	(8)	(6)
Recognized Actuarial Loss	2	2	–
Settlement Loss	–	5	–

Total Pension Cost	$8	$14	$7

During 2009, the Operating Partnership permanently closed two lumber mills, indefinitely curtailed two lumber mills and had additional employee terminations. The majority of the employees terminated elected to receive a lump-sum distribution from the pension plan. In accordance with the accounting for settlements, curtailments and certain termination benefits, we recorded a $5 million settlement loss as a result of the lump-sum distributions for the year ended December 31, 2009. The settlement loss represents a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income. It is the Operating Partnership’s accounting policy to recognize a settlement gain or loss when total settlements for the year exceed the sum of the current period interest and service costs.

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2010	2009	2008
Net Actuarial Loss (Gain)	$(6)	$(3)	$39
Amortization of Net Actuarial Loss	(2)	(2)	–
Effect of Settlements and Curtailments	–	(5)	–

Total (Gain) Loss Recognized in Other Comprehensive Income	$(8)	$(10)	$39

Combined Pension Cost Recognized in Comprehensive Income	$–	$4	$46

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2010	2009
Net Loss	$24	$32
Deferred Tax Benefit	$(6)	$(8)

During 2011, we expect $2 million of the $24 million net actuarial loss to be included as a component of our total pension cost.

PLUM CREEK 2010 FORM 10-K | 109

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

	December 31, 2010	December 31, 2009
Discount Rates
Annuity Distributions	5.90%	5.90%
Lump-Sum Distributions	4.19%	4.31%
Rate of Compensation Increase	3.45%	3.45%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2010	2009	2008
Discount Rate	5.90%	6.85%	6.75%
Expected Long-Term Return on Plan Assets	7.75%	7.75%	7.75%
Rate of Compensation Increase	3.45%	3.70%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.75% assumption as of January 1, 2010 and 2009.

The market related value of plan assets for the qualified plan is a calculated value that spreads unexpected investment returns over three years. The market-related value of assets held in a grantor trust for the non-qualified plans is fair market value. There has been no change in the method for determining the market-related value of assets since the prior valuation.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the Operating Partnership’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2010, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	32%
Small and Mid-Size Capitalization Domestic Equities	7%
International Equities	26%
Fixed Income	35%

The Operating Partnership currently uses actively managed funds and index funds, utilizing seven fund managers, to capture favorable returns in various asset classes and to diversify risk. Mutual funds invest in a diversified portfolio. Equity Securities and Collective Trust Funds are invested in a diversified portfolio whereby no more than 5% of an equity portfolio can be invested in a single company and fund managers are expected to be well diversified with respect to industry and economic sectors. Equity investments are limited to common stocks, common stock equivalents and preferred stock. Additionally, no more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks and other U.S financial institutions. Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the target allocations.

110 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Over a full market cycle, the investment goals (net of related fees) for the Operating Partnership’s various asset classes are as follows:

•

Large Cap. Domestic Equities—For actively managed funds performance should exceed the applicable benchmark (e.g., Russell 1000 Growth or Russell 1000 Value Indexes) by 0.50% per annum, while index funds should match the performance of the applicable benchmark (e.g. S&P 500 Index).

•	Small and Mid. Cap. Domestic Equities—For index funds performance should match the applicable benchmark (e.g. Russell 2000 Index).

•

International Equities—For actively managed funds performance should exceed the applicable benchmark (e.g. MSCI EAFE Index) by 1.00% per annum, while index funds should match the performance of the applicable benchmark (e.g. MSCI Emerging Markets Index).

•

Fixed Income Securities—Fund performance should exceed the applicable benchmark (e.g., Barclays Capital Aggregate Bond, Barclays Capital High Yield, or Barclays Capital U.S. Credit Indexes) by 0.25% per annum.

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2010:

	Fair Value Measurements at December 31, 2010 (in millions)
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$–	$–	$–	$–
Equity Securities:
Large Cap. Domestic	12	–	–	12
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	12	–	–	12
Small and Mid. Cap. Domestic Equity Securities	8	–	–	8
International Equity Securities	28	–	–	28
Fixed Income Securities	29	–	–	29
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	–	11	–	11
Fixed Income Securities	–	6	–	6

Total Investments Measured at Fair Value	$89	$17	$–	$106

PLUM CREEK 2010 FORM 10-K | 111

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The fair values of each major class of plan assets were as follows as of December 31, 2009:

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

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2010):

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

Year	Projected Benefit Payments
2011	$11
2012	12
2013	12
2014	12
2015	12
2016 through 2020	64

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35 to 100 percent, depending upon financial performance.

112 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The employer match was 100% for 2010, 2009 and 2008. Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $4 million in both 2010 and 2009 and $6 million in 2008.

NOTE 10. SHARE–BASED COMPENSATION PLANS

Plum Creek Timber Company, Inc. has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, value management awards and dividend equivalents. No dividend equivalents have been awarded since 2005. Certain executives and key employees of the Operating Partnership are covered by this plan. All of Plum Creek’s activities are conducted through the Operating Partnership, therefore all share-based compensation expense is allocated to the Operating Partnership. Proceeds from the exercise of Plum Creek stock options are retained by Plum Creek Timber Company, Inc.

Under Plum Creek’s Stock Incentive Plan (“the Plan”), there are 12.4 million shares of Plum Creek Timber Company, Inc. common stock reserved and eligible for issuance. At December 31, 2010, 5.6 million shares of the 12.4 million reserved shares have been used and, therefore, 6.8 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2010:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2010	2,851,040	$35.46
Granted	562,900	35.22
Exercised/Surrendered	(83,260)	27.37
Cancelled/Forfeited	(39,375)	38.00

Outstanding, December 31, 2010	3,291,305	$35.59	6.1	$10

Vested or Expected to Vest, December 31, 2010	3,012,905	$35.38	5.9	$10

Exercisable, December 31, 2010	1,996,723	$34.90	4.7	$7

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2010	2009	2008
Proceeds from Stock Options Exercised	$2	$–	$14
Intrinsic Value of Stock Options Exercised	$1	$–	$9
Tax Benefit Related to Stock Options Exercised	$–	$–	$2

PLUM CREEK 2010 FORM 10-K | 113

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2010	2009	2008
Expected Term (years)	6	6	6
Risk-Free Interest Rate	2.7%	2.0%	3.0%
Volatility	40.3%	35.5%	23.2%
Dividend Yield	4.8%	5.0%	3.9%
Weighted-Average Measurement Date Fair Value	$9.00	$7.02	$6.92

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests six months from the grant date. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2010, 2009 and 2008 were $35.60, $31.32 and $43.28, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the year ended December 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2010	–	$–
Granted	16,000	$35.60
Vested	(16,000)	$35.60
Forfeited	–	$–

Balance at December 31, 2010	–	$–

The total fair value of restricted stock awards that vested during the years ended December 31, 2010 and 2009 was $0.6 million. The total fair value of restricted stock awards that vested during the year ended December 31, 2008 was approximately $2 million.

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2010, 2009 and 2008 was $35.27, $33.73 and $43.10, respectively. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

114 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Restricted stock unit activity was as follows for the year ended December 31, 2010:

	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2010	232,227	$38.38
Granted	102,615	$35.27
Vested	(80,898)	$38.47
Forfeited	(6,078)	$37.31

Balance at December 31, 2010	247,866	$37.09

The total fair value of restricted stock units that vested during the year ended December 31, 2010 was $3 million. The total fair value of restricted stock units that vested during the years ended December 31, 2009 and 2008 was approximately $2 million.

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

Value management awards activity was as follows for the year ended December 31, 2010:

Units
Balance at January 1, 2010	194,960
Grants	78,290
Payments	(55,470)
Forfeitures	(6,700)

Balance at December 31, 2010	211,080

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2010 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2008 to 2010	64,545	$0.0	$0.0	$12.9
2009 to 2011	69,045	$1.4	$0.4	$13.8
2010 to 2012	77,490	$4.4	$2.4	$15.5

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

PLUM CREEK 2010 FORM 10-K | 115

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2008 to 2010	$0	$0.0	N/A
2007 to 2009	$200	$11.1	1st Quarter 2010
2006 to 2008	$200	$10.6	1st Quarter 2009
2005 to 2007	$170	$6.3	1st Quarter 2008

Measurement of Compensation Costs for Value Management Awards. Grants of value management awards are classified and accounted for as liabilities. As a result, the expense recognized over the performance period for value management awards will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. The quarterly expense is recognized during the performance period based on the fair value of value management awards as of the end of the most recent quarter. Prior to the end of the performance period, compensation costs for value management awards are based on the awards’ most recent quarterly fair values and the number of months of service rendered during the performance period.

Fair values for value management awards are computed based on Plum Creek’s historical relative total shareholder return compared to the peer group from the beginning of the performance period to the end of the most recent quarter, and its simulated relative total shareholder return through the end of the performance period. The simulated total shareholder return of Plum Creek and the peer group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of Plum Creek’s and the peer group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole) and risk-free interest rate.

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for all share-based compensation plans (including both awards paid in stock and cash) was approximately $5 million, $12 million and $18 million for the years ended December 31, 2010, 2009, and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, the Operating Partnership recognized $1 million, $2 million and $4 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2010, there was $15 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

116 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

NOTE 11. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2010	December 31, 2009
Other Current Assets
Prepaid Expenses	$6	$7
Notes Receivable	5	6
Cash Held in Escrow	9	–
Other	2	1

	$22	$14

Other Non-Current Assets
Real Estate Development Properties	$14	$15
Unamortized Debt Issue Costs	11	6
Deposits	5	6
Notes Receivable	10	8
Other	4	3

	$44	$38

Other Current Liabilities
Long-Term Incentive Compensation	$–	$12
Accrued Pension Liability	3	3
Workers’ Compensation	2	3
Other	2	3

	$7	$21

Other Non-Current Liabilities
Timber Obligations	$6	$6
Deferred Compensation	6	6
Long-Term Incentive Compensation	2	4
Accrued Pension Liability	26	31
Deferred Revenue	22	9
Workers’ Compensation	10	11
Other	5	5

	$77	$72

NOTE 12. COMMITMENTS AND CONTINGENCIES

Contingencies. The Operating Partnership is subject to regulations regarding forest and harvest practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Environmental Contingencies. In connection with the October 6, 2001 merger with The Timber Company, Plum Creek agreed to indemnify Georgia-Pacific for substantially all of the liabilities attributed to The Timber Company. During 2003, Georgia-Pacific provided Plum Creek with information about the existence of mine tailings and acidic surface water on approximately 90 acres in Hot Spring County, Arkansas, on former Georgia-Pacific properties. Barite mining and related activities were conducted on the site between 1939 and 1981 in part by lessees of an entity that was

PLUM CREEK 2010 FORM 10-K | 117

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

acquired by Georgia-Pacific. The parties to the case settled the matter as it pertains to Georgia-Pacific in 2010. Our indemnification of Georgia-Pacific for the amount of the settlement was $1 million and was accrued in a prior period.

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

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2011 through 2023, with various renewal options by either party for periods ranging from three years to fifteen additional years.

Lease Commitments. The Operating Partnership leases buildings and equipment under non–cancelable operating lease agreements. The Operating Partnership leases certain timberlands in which the Operating Partnership acquired title to the standing timber at the inception of the lease. Operating lease expense was $4 million, $5 million, and $7 million in 2010, 2009 and 2008, respectively. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2010 (in millions):

	Operating Leases	Timber Obligations
2011	$3	$1
2012	3	1
2013	3	–
2014	2	–
2015	2	–
Thereafter	1	4

Total	$14	$6

NOTE 13. TIMBERLAND VENTURE—EQUITY METHOD INVESTMENT

On October 1, 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the formation of the Timberland Venture, PC Ventures borrowed $783 million from the Timberland Venture. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership. See Note 8 of the Notes to Consolidated Financial Statements.

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

118 | PLUM CREEK 2010 FORM 10-K

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

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	December 31, 2010	December 31, 2009	December 31, 2008
Preferred Interest	$50	$48	$14
Common Interest	–	–	–
Amortization of Basis Difference	7	7	1

Total Equity Earnings from Timberland Venture	$57	$55	$15

Total equity earnings for the year ended December 31, 2008 include amounts earned from inception (October 1, 2008) to December 31, 2008. During 2010 and 2009, the Operating Partnership received $56 million and $53 million, respectively, in distributions from the Timberland Venture associated with its preferred interest. No preferred interest distributions were received during 2008. During 2010, the Operating Partnership received $1 million in distributions from the Timberland Venture associated with its common interest. No common interest distributions were received in 2009 or 2008.

The Timberland Venture can only be liquidated with the consent of both members. However, upon the nine year anniversary of the Timberland Venture, PC Member has the right for a six-month period to cause the Timberland Venture to redeem the other member’s interest. The other Timberland Venture member has a similar redemption right after the seven year anniversary. Upon liquidation or redemption, the members’ interests (i.e. capital accounts) will be adjusted to reflect the fair value of the Timberland Venture’s net assets. The adjustment would first be allocated to our preferred interest if there exists an accumulated shortfall in net income attributable to our preferred interest only to the extent that the fair value of the net assets of the Timberland Venture exceed book basis.

For the years ended December 31, 2010 and 2009, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to Plum Creek’s 2010 Form 10-K filing.

NOTE 14. VARIABLE INTEREST ENTITIES

The Timberland Venture (see Note 13 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary operating activities of the Timberland Venture consist of the ownership of timberlands and entering into cutting contracts with an affiliate of the other member. Besides distributions to PC Ventures which it uses to fund

PLUM CREEK 2010 FORM 10-K | 119

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

interest payments on the loan owed by PC Ventures, the Operating Partnership has not provided financing or other support to the venture. The venture is financed by a $15 million line of credit obtained by the Timberland Venture.

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

The carrying amount of the investment in the venture is $201 million at both December 31, 2010 and 2009, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $201 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

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

Transactions with Other Related Parties. On October 1, 2008, PC Member contributed 454,000 acres of timberlands to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a common and preferred interest. Both interests are accounted for under the equity method of accounting. See Note 13 of the Notes to Consolidated Financial Statements. Equity earnings and distributions from the Timberland Venture were as follows for the years ended December 31 (in millions):

	2010	2009	2008
Equity Earnings (A)	$57	$55	$15
Distributions	57	53	–

(A)	Includes $7 million of amortization of the difference between the book value of PC Member’s investment and its proportionate share of the Timberland Venture’s net assets for 2010 and 2009, and $1 million of amortization for 2008.

Also, on October 1, 2008, PC Ventures borrowed $783 million from the Timberland Venture for a ten-year term at a fixed annual interest rate of 7.375%. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a Series T-1 Redeemable Preferred Limited Partnership Interest. See Note 8 of the Notes to Consolidated Financial Statements. The Operating Partnership made the following cash distributions to PC Ventures for the years ended December 31 (in millions):

	2010	2009	2008
Cash Distributions	58	58	7

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

120 | PLUM CREEK 2010 FORM 10-K

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the Operating Partnership’s 6.8 million acres of timberlands are approximately 1.05 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.05 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 150,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. The Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 300,000 acres, the Operating Partnership may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. Properties developed internally by the Operating Partnership will generally be low-intensity development limited to obtaining entitlements. Larger and more complicated projects needing more invested capital may be developed through third party ventures.

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

	2010	2009	2008
Lumber	$75	$85	$144
Plywood	73	62	111
MDF	117	98	150

Total	$265	$245	$405

PLUM CREEK 2010 FORM 10-K | 121

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

Other Segment. The Other Segment consists primarily of income associated with oil and natural gas production, mineral extraction and wind power development, along with communication and transportation rights of way. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

The Operating Partnership evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the Operating Partnership does not produce such information internally.

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources	Southern Resources	Real Estate (A)	Manufactured Products (B)	Other (C)	Total (D)

2010
External Revenues	$192	$377	$336	$265	$20	$1,190
Intersegment Revenues	18	–	–	–	–	18
Export Revenues	14	–	–	24	–	38
Depreciation, Depletion and Amortization	28	50	2	12	–	92
Basis of Real Estate Sold	–	–	132	–	–	132
Other Operating Gain	1	–	–	2	5	8
Operating Income (Loss)	13	107	180	24	23	347

2009
External Revenues	$198	$347	$486	$245	$18	$1,294
Intersegment Revenues	14	–	–	–	–	14
Export Revenues	11	–	–	21	–	32
Depreciation, Depletion and Amortization	30	51	1	23	–	105
Basis of Real Estate Sold	–	–	155	–	–	155
Operating Income (Loss)	(3)	81	278	(23)	17	350

2008
External Revenues	$291	$461	$432	$405	$25	$1,614
Intersegment Revenues	56	–	–	–	–	56
Export Revenues	12	–	–	29	–	41
Depreciation, Depletion and Amortization	37	58	1	34	–	130
Basis of Real Estate Sold	–	–	149	–	–	149
Operating Income (Loss)	41	128	245	(44)	23	393

(A)	The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million in 2010, $3 million in 2009 and $1 million in 2008. Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

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

122 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

During 2008, the Operating Partnership negotiated the sale of 310,000 acres in Montana for $489 million, which closed in three phases. For the year ended December 31, 2010, the Real Estate Segment includes revenue of $89 million and operating income of $37 million related to the closing of the third and final phase. For the year ended December 31, 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase. For the year ended December 31, 2008, the Real Estate Segment includes revenue of $150 million and operating income of $74 million related to the closing of the first phase.

(B)	During the second quarter of 2010, the Operating Partnership sold certain lumber manufacturing assets for a gain of $2 million. For the year ended December 31, 2010, the $2 million gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

For the years ended December 31, 2009 and 2008, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include $10 million lumber manufacturing assets impairment losses. See Note 4 of the Notes to Consolidated Financial Statements. Also for the year ended December 31, 2008, the Manufactured Products Segment Operating Income (Loss) included $7 million inventory write-downs to net realizable value and $9 million losses on purchase commitments.

(C)	During the first quarter of 2010, the Operating Partnership agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. For the year ended December 31, 2010, the $5 million consideration is reported as Other Operating Gain in our Other Segment since the consideration was primarily for the release of mineral rights. For the year ended December 31, 2010, the $5 million is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, we received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. We allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. The discounted cash flows were based on estimated future gas production, gas prices and operating and capital expenditures using internal and external sources. For the year ended December 31, 2010, the sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, will be amortized into revenue of the Other Segment over the expected three-year term.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for both 2010 and 2009, and $5 million for 2008. For 2010, Consolidated Other Operating Income (Expense), net includes $1 million of realized gains associated with the grantor trust used to fund the Operating Partnership’s non-qualified pension plan obligation (see Note 9 of the Notes to Consolidated Financial Statements).

PLUM CREEK 2010 FORM 10-K | 123

PART II / ITEM 8

Plum Creek Timberlands, L.P.

Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment operating income to consolidated income before income taxes is presented below for the years ended December 31 (in millions):

	2010	2009	2008
Total Segment Operating Income	$347	$350	$393
Corporate and Other Unallocated Expenses	(51)	(51)	(64)
Other Unallocated Operating Income (Expense), net	1	–	(1)

Operating Income	297	299	328
Equity Earnings from Timberland Venture	57	55	15
Interest Expense, net	(80)	(89)	(134)
Gain (Loss) on Extinguishment of Debt	(13)	(2)	11

Income before Income Taxes	$261	$263	$220

NOTE 17. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions, Except Per Share Amounts)	1st Quarter (A)	2nd Quarter	3rd Quarter	4th Quarter (B)
2010
Revenues	$317	$258	$259	$356
Gross Profit	119	73	71	120
Operating Income	95	56	51	95
Income from Continuing Operations	76	35	32	59
Net Income Available to Common Interest Partners	87	35	32	59

2009
Revenues	$470	$272	$294	$258
Gross Profit	191	76	58	80
Operating Income	159	53	38	49
Net Income Available to Common Interest Partners	157	32	19	28

(A)	The Operating Partnership’s 2010 first quarter net income includes an $11 million ($0.07 per diluted share) Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

During the first quarter of 2009, the Operating Partnership paid approximately $4 million to retire $5 million of principal for our public debt (Senior Notes due in 2015) resulting in a $1 million gain, net of unamortized discount and debt issuance costs. This gain is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

(B)	During the fourth quarter of 2010, the Operating Partnership paid approximately $226 million to retire $213 million of principal for senior notes scheduled to mature in the fourth quarter of 2011, resulting in a $13 million loss. This loss is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

During the fourth quarter of 2009, the Operating Partnership paid approximately $71 million to retire $68 million of principal for senior notes scheduled to mature in the fourth quarter of 2011, resulting in a $3 million loss. This loss is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

124 | PLUM CREEK 2010 FORM 10-K

PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Partners of

Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2010 and 2009, and the related consolidated statements of income, partnership capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

February 25, 2011

PLUM CREEK 2010 FORM 10-K | 125

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

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

126 | PLUM CREEK 2010 FORM 10-K

PART III / ITEM 10

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the company’s executive officers, code of ethics and certain other corporate governance matters is presented in Part I of this Form 10-K. Information under the following captions in the company’s 2011 Annual Meeting Proxy Statement is incorporated herein by reference: “Proposal 1 – Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “Board of Directors and Corporate Governance – Selection of Nominees to the Board of Directors”; and “Board of Directors and Corporate Governance – Board Committees – Audit Committee”.

ITEM 11. EXECUTIVE COMPENSATION

Information under the following captions in the company’s 2011 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report on Executive Compensation”; and “Board of Directors and Corporate Governance – Director Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the following captions in the company’s 2011 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation – Equity Compensation Plan Information”; and “ Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the following captions in the company’s 2011 Annual Meeting Proxy Statement is incorporated herein by reference: “Related Party Transactions”; “Compensation Committee Interlocks and Insider Participation”; “Board of Directors and Corporate Governance – Director Independence”; and “Board of Directors and Corporate Governance – Board Committees – Audit Committee”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the following caption in the company’s 2011 Annual Meeting Proxy Statement is incorporated herein by reference: “Independent Auditors – Fees to the Independent Auditors for 2009 and 2010”.

PLUM CREEK 2010 FORM 10-K | 127

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

128 | PLUM CREEK 2010 FORM 10-K

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Designation	Nature of Exhibit
2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999. (Exhibit 2.6 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

2.3	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.4	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

2.5	Real Estate Purchase and Sale Agreement dated as of June 30, 2008, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 30, 2008). Third Amendment to Real Estate Purchase and Sale Agreement dated as of January 13, 2009, by and among Plum Creek Timberlands, L.P., a Delaware limited partnership, and Plum Creek Land Company, a Delaware corporation, as Sellers, and The Nature Conservancy, a non-profit corporation of the District of Columbia, and The Trust for Public Land, a California non-profit public benefit corporation, as Purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed January 15, 2009).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended.

3.3	Amended and Restated Agreement of Plum Creek Timberlands, L.P.

4.1	Base Note Indenture (including Form of Note and Guarantee), dated as of November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of the 5.875% Senior Notes due 2015 and the 4.70% Senior Notes due 2021 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

PLUM CREEK 2010 FORM 10-K | 129

EXHIBITS

Exhibit Designation	Nature of Exhibit
4.2	Officer’s Certificate, dated November 14, 2005, executed by Plum Creek Timberlands, L.P., as issuer, establishing the terms and form of the 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer’s Certificate, dated May 2, 2006, executed by Plum Creek Timberlands, L.P., as issuer, reopening the 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4	Officer’s Certificate, dated November 15, 2010, executed by Plum Creek Timberlands, L.P., as issuer, establishing the terms and form of the 4.70% Senior Notes due March 15, 2021 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 15, 2010).

4.5	Senior Note Agreement, dated as of October 9, 2001, by and among Plum Creek Timberlands, L.P. and the lenders party thereto governing the terms of the Series J notes due October 1, 2011 and Series K notes due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1-10239, filed October 9, 2001). First Amendment to Senior Note Agreement, dated as of December 19, 2002 by and among Plum Creek Timberlands, L.P. and the lenders party thereto governing the terms of the Series J notes due October 1, 2011 and Series K notes due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment to Senior Note Agreements, dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party thereto governing the terms of the Series J notes due October 1, 2011 and Series K notes due October 1, 2013 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

4.6	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1	Revolving Credit Agreement, dated as of December 14, 2010, by and among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Royal Bank of Scotland plc, as Syndication Agents, U.S. Bank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, Ltd., RBS Securities Inc., U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and RBS Securities Inc., as Joint Book Managers, and the lenders party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed December 20, 2010).

10.2	Term Credit Agreement, dated as of June 15, 2007, by and among Plum Creek Timberlands, L.P., Bank of America, N.A., as Administrative Agent, SunTrust Bank, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Seattle Branch, and The Royal Bank of Scotland, as Documentation Agents, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers, and the Other Financial Institutions Party Thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 21, 2007).

10.3	Credit Agreement and Guarantee, dated as of October 1, 2008, by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.4	Pledge Agreement, dated as of October 1, 2008, between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.5+	Plum Creek Supplemental Pension Plan.

10.6+	Plum Creek Supplemental Benefits Plan.

10.7+	Plum Creek Pension Plan.

10.8+	Plum Creek Timber Company, Inc. Deferral Plan (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.9+	Director Deferral Election Form (Exhibit 10.3 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

130 | PLUM CREEK 2010 FORM 10-K

EXHIBITS

Exhibit Designation	Nature of Exhibit
10.10+	Executive Deferral Election Form (Exhibit 10.4 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.11+	Plum Creek Director Stock Ownership Plan (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.12+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).

10.13+	Plum Creek Timber Company, Inc. Amended and Restated Stock Incentive Plan (Filed as an appendix to Plum Creek’s definitive Proxy Statement on Schedule 14A, filed on March 29, 2004).

10.14+	Plum Creek Timber Company, Inc. Annual Incentive Plan (Exhibit 10.13 to Form 10-K, File No. 1-10239, for the year ended December 31, 2000). Annual Incentive Plan – Compensation Committee Guidelines for Executive Officers (Form 8-K, File No. 1-10239, filed on April 6, 2006). Annual Incentive Plan – Compensation Committee Guidelines for Executive Officers (Form 8-K, File No. 1-10239, filed on February 10, 2011).

10.15+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Years 2000, 2001, 2002 and 2003 (Exhibit 10.5 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.16+	Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Year 2004 and 2005 (Exhibit 10.2 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2004).

10.17+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on February 8, 2006).

10.18+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2007 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed on February 8, 2007).

10.19+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2008 (Exhibit 10.18 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

10.20+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2009 (Exhibit 10.20 to Form 10-K, File No. 1-10239, for the year ended December 31, 2008).

10.21+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2010 (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2009).

10.22+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2011.

10.23+	Form of Amendment to Outstanding Executive Stock Option Award Agreements (Exhibit 10.4 to Form 10-Q, file No. 1-10239, for the quarter ended June 30, 2009).

10.24+	Form of Restricted Stock Unit Award Agreement for Thomas M. Lindquist For Plan Year 2007 (Exhibit 10.17 to Form 10-K, File No. 1-10239, for the year ended December 31, 2006).

10.25+	Form of Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Years 2002 and 2003 (Exhibit 10.16 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.26+	Form of Amendment to Director Stock Option and Dividend Equivalent Right Award Agreement Effective For Plan Years 2002 and 2003 (Exhibit 10.17 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.27+	Form of Amended and Restated Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Year 2004 (Exhibit 10.16 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

PLUM CREEK 2010 FORM 10-K | 131

EXHIBITS

Exhibit Designation	Nature of Exhibit
10.28+	Form of Director Stock Award Agreement For Plan Year 2011.

10.29+	Summary of Current Director Compensation.

10.30+	Form of Director and Officer Indemnity Agreement (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2004).

12.1	Statements regarding computation of ratios.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP

24.1	Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of Southern Diversified Timber, LLC

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

132 | PLUM CREEK 2010 FORM 10-K

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

/s/ JOHN F. MORGAN, SR. John F. Morgan, Sr.	Director, Chairman of the Board	February 25, 2011 Date

/s/ RICK R. HOLLEY Rick R. Holley	President and Chief Executive Officer, Director	February 25, 2011 Date

/s/ ROBIN JOSEPHS Robin Josephs	Director	February 25, 2011 Date

/s/ JOHN G. MCDONALD John G. McDonald	Director	February 25, 2011 Date

/s/ ROBERT B. MCLEOD Robert B. McLeod	Director	February 25, 2011 Date

/s/ MARC F. RACICOT Marc F. Racicot	Director	February 25, 2011 Date

/s/ JOHN H. SCULLY John H. Scully	Director	February 25, 2011 Date

/s/ STEPHEN C. TOBIAS Stephen C. Tobias	Director	February 25, 2011 Date

/s/ MARTIN A. WHITE Martin A. White	Director	February 25, 2011 Date

/s/ DAVID W. LAMBERT David W. Lambert	Senior Vice President and Chief Financial Officer	February 25, 2011 Date

/s/ DAVID A. BROWN David A. Brown	Vice President, Chief Accounting Officer	February 25, 2011 Date

PLUM CREEK 2010 FORM 10-K | 133