Form 10-Q
period 2011-03-31
PLUM CREEK TIMBER CO INC
filed 2011-05-04
CIK 849213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of April 25, 2011 was 161,933,056.

PLUM CREEK TIMBER COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended March 31,
(In Millions, Except Per Share Amounts)	2011	2010

REVENUES:
Timber	$141	$151
Real Estate	62	99
Manufacturing	67	60
Other	5	7

Total Revenues	275	317

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	107	109
Real Estate	22	35
Manufacturing	61	54
Other	—	—

Total Cost of Goods Sold	190	198
Selling, General and Administrative	28	29

Total Costs and Expenses	218	227

Other Operating Income (Expense), net	3	5

Operating Income	60	95

Equity Earnings from Timberland Venture	14	14

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	21	20
Interest Expense (Note Payable to Timberland Venture)	14	14

Total Interest Expense, net	35	34

Income before Income Taxes	39	75
Provision (Benefit) for Income Taxes	1	(1)

Income from Continuing Operations	38	76
Gain on Sale of Properties, net of tax	—	11

Net Income	$38	$87

PER SHARE AMOUNTS:

Income from Continuing Operations – Basic	$0.23	$0.47
Income from Continuing Operations – Diluted	$0.23	$0.47

Net Income per Share – Basic	$0.23	$0.54
Net Income per Share – Diluted	$0.23	$0.54

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	161.8	162.9
– Diluted	162.1	163.1

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions, Except Per Share Amounts)	March 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$254	$252
Accounts Receivable	32	21
Taxes Receivable	4	2
Inventories	52	49
Deferred Tax Asset	8	7
Assets Held for Sale	38	57
Other Current Assets	15	22

	403	410

Timber and Timberlands, net	3,398	3,405
Property, Plant and Equipment, net	144	146
Equity Investment in Timberland Venture	187	201
Deferred Tax Asset	6	10
Investment in Grantor Trusts (at Fair Value)	37	35
Other Assets	42	44

Total Assets	$4,217	$4,251

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$45	$94
Line of Credit	215	166
Accounts Payable	30	25
Interest Payable	26	23
Wages Payable	8	23
Taxes Payable	10	12
Deferred Revenue	20	25
Other Current Liabilities	9	7

	363	375

Long-Term Debt	1,643	1,643
Note Payable to Timberland Venture	783	783
Other Liabilities	75	76

Total Liabilities	2,864	2,877

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 161.9 at March 31, 2011 and 161.6 at December 31, 2010	2	2
Additional Paid-In Capital	2,252	2,243
Retained Earnings	21	51
Treasury Stock, at Cost, Common Shares – 26.2 at March 31, 2011 and 26.2 at December 31, 2010	(912)	(911)
Accumulated Other Comprehensive Income (Loss)	(10)	(11)

Total Stockholders’ Equity	1,353	1,374

Total Liabilities and Stockholders’ Equity	$4,217	$4,251

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$38	$87
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	22	24
Basis of Real Estate Sold	19	32
Equity Earnings from Timberland Venture	(14)	(14)
Distributions from Timberland Venture	28	28
Deferred Income Taxes	3	1
Gain on Sale of Properties and Other Assets	—	(11)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	7	8
Working Capital Changes	(30)	(32)
Other	3	6

Net Cash Provided By Operating Activities	76	129

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(12)	(13)
Proceeds from Sale of Properties and Other Assets	—	11

Net Cash Used In Investing Activities	(12)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends	(68)	(68)
Borrowings on Line of Credit	245	568
Repayments on Line of Credit	(196)	(568)
Principal Payments and Retirement of Long-Term Debt	(49)	(53)
Proceeds from Stock Option Exercises	7	—
Acquisition of Treasury Stock	(1)	(1)

Net Cash Used In Financing Activities	(62)	(122)

Increase (Decrease) In Cash and Cash Equivalents	2	5

Cash and Cash Equivalents:
Beginning of Period	252	299

End of Period	$254	$304

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At March 31, 2011, the company owned and managed approximately 6.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which have been indefinitely curtailed). Included in the 6.7 million acres are approximately 1.05 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2010 Annual Report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarters ended March 31 (in millions, except per share amounts):

	Quarter Ended March 31,
	2011	2010
Income from Continuing Operations	$38	$76

Gain on Sale of Properties, net of tax	—	11

Net Income Available to Common Stockholders	$38	$87

Denominator for Basic Earnings per Share	161.8	162.9
Effect of Dilutive Securities – Stock Options	0.3	0.2
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	—

Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.1	163.1

Per Share Amounts – Basic:
Income from Continuing Operations	$0.23	$0.47
Gain on Sale of Properties, net of tax	$—	$0.07

Net Income	$0.23	$0.54

Per Share Amounts – Diluted:
Income from Continuing Operations	$0.23	$0.47
Gain on Sale of Properties, net of tax	$—	$0.07

Net Income	$0.23	$0.54

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the company’s Stock Incentive Plan, the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company’s common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the quarters ended March 31 (shares in millions):

	Quarter Ended March 31,
	2011	2010
Number of Options	0.9	1.8
Range of Exercise Prices	$41.55 to $43.23	$33.75 to $43.23
Expiration on or before	February 2021	February 2020

Note 3. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Raw Materials (primarily logs)	$11	$12
Work-In-Process	2	1
Finished Goods	28	24

	41	37
Supplies	11	12

Total	$52	$49

Note 4. Timber and Timberlands Timber and Timberlands consisted of the following (in millions):
	March 31, 2011	December 31, 2010
Timber and Logging Roads, net	$2,257	$2,261
Timberlands	1,141	1,144

Timber and Timberlands, net	$3,398	$3,405

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Land, Buildings and Improvements	$84	$84
Machinery and Equipment	312	309

	396	393
Accumulated Depreciation	(252)	(247)

Property, Plant and Equipment, net	$144	$146

Note 6. Borrowings

Debt consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Revolving Line of Credit (B)	215	166

Fixed Rate Debt
Senior Notes	1,338	1,387
Note Payable to Timberland Venture	783	783

Total Debt	2,686	2,686

Less: Current Portion of Long-Term Debt	(45)	(94)
Less: Line of Credit	(215)	(166)

Long-Term Portion	$2,426	$2,426

(A)	As of March 31, 2011, the interest rate on the $350 million term credit agreement was 0.74%.

(B)	As of March 31, 2011, the weighted-average interest rate for the borrowings on the line of credit was 1.92%. As of March 31, 2011, we had $215 million of borrowings and $3 million of standby letters of credit outstanding; $382 million remained available for borrowing under our $600 million line of credit. As of April 1, 2011, all of the borrowings outstanding under our line of credit were repaid.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during the first three months of 2011 (in millions):

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity
January 1, 2011	161.6	$2	$2,243	$51	$(911)	$(11)	$1,374

Net Income				38			38
Other Comprehensive Income (Loss), net of tax						1	1

Total Comprehensive Income							39

Dividends				(68)			(68)
Stock Option Exercises	0.2		7				7
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			2				2
Common Stock Repurchased	—	—			(1)		(1)

March 31, 2011	161.9	$2	$2,252	$21	$(912)	$(10)	$1,353

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

	Balance at March 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$250	$250
Available-for-Sale Securities (B)	32	32
Trading Securities (B)	5	5

Total	$287	$287

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Balance at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	30	30
Trading Securities (B)	5	5

Total	$284	$284

(A)	Consists of several money market funds and is included in the $254 million and $252 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively.

(B)	Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010. At March 31, 2011, investments in these mutual funds were approximately 50% in domestic (U.S.) equities, 20% in international equities and 30% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the company’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company’s Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at March 31, 2011 and $5 million at December 31, 2010. Changes in the fair value of trading securities were not material to the company’s financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company’s debt was approximately $2.83 billion at both March 31, 2011 and December 31, 2010, and the carrying amount was $2.69 billion at both March 31, 2011 and December 31, 2010. The fair value of the company’s Public Debt (publicly issued Senior Notes) is estimated using market quotes. The fair value of the company’s Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreement was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month periods ended March 31, 2011 and 2010.

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2011	2010
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)

Total Pension Cost	$2	$2

Note 10. Commitments and Contingencies

Contingencies. The company is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Unrecorded Contingencies. Management currently believes that resolving pending legal proceedings against the company, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations. However, these matters are subject to inherent uncertainties and management’s view on these matters may change in the future. Were an unfavorable final outcome in one or multiple legal proceedings to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which any unfavorable outcome becomes reasonably estimable.

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

The Timberland Venture is a variable interest entity. The primary operating activities of the Timberland Venture consist of owning timberlands and entering into harvesting contracts with an affiliate of the other member. Besides quarterly interest payments on the Note Payable to Timberland Venture, the company has not provided financing or other support to the venture. The venture is financed by a $15 million line of credit obtained by the Timberland Venture.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We are not the primary beneficiary of the Timberland Venture. The company does not manage the day-to-day operations of the Timberland Venture, it has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We are not the primary beneficiary because we do not direct the activities that most significantly impact the Timberland Venture’s economic performance. We believe that the activities that most significantly impact the Timberland Venture’s economic performance include managing the timberlands along with the timing and extent of the harvesting activities, neither of which we control.

The carrying amount of the investment in the venture is $187 million at March 31, 2011 and $201 million at December 31, 2010, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $187 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of Affiliate

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $14 million for each of the three month periods ending March 31, 2011 and 2010. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $1 million for each of the three month periods ended March 31, 2011 and 2010. Furthermore, interest expense in connection with the loan from the Timberland Venture was $14 million for each of the three month periods ended March 31, 2011 and 2010. The table below presents summarized income statement information for the Timberland Venture for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2011	2010
Revenues	$4	$5
Cost of Goods Sold(A)	5	6
Selling, General and Administrative Expenses	—	—

Operating Income	(1)	(1)
Interest Income, net	14	14

Net Income before Allocation to Preferred and Common Interests	$13	$13

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $4 million and $5 million for the three month periods ended March 31, 2011 and 2010, respectively.

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (A)	Total (B)
Quarter Ended March 31, 2011
External Revenues	$52	$89	$62	$67	$5	$275

Intersegment Revenues	3	—	—	—	—	3

Depreciation, Depletion and Amortization	6	12	—	3	—	21

Basis of Real Estate Sold	—	—	19	—	—	19

Other Operating Gain	—	—	—	—	2	2

Operating Income	7	19	38	4	7	75

Quarter Ended March 31, 2010
External Revenues	$53	$98	$99	$60	$7	$317

Intersegment Revenues	6	—	—	—	—	6

Depreciation, Depletion and Amortization	7	13	—	3	—	23

Basis of Real Estate Sold	—	—	32	—	—	32

Other Operating Gain	—	—	—	—	5	5

Operating Income	4	30	62	4	11	111

(A)	During the first quarter of 2011, the company received a payment of $2 million for the settlement of a dispute that related to certain mineral rights. The $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, the company agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. For the quarter ended March 31, 2010, the $5 million consideration is reported as Other Operating Gain in our Other Segment since the consideration was primarily for the release of mineral rights. For the quarter ended March 31, 2010, the $5 million is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, we received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. We allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. The discounted cash flows were based on estimated future gas production, gas prices and operating and capital expenditures using internal and external sources. For the quarter ended March 31, 2010, the sale is

PLUM CREEK TIMBER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, is being amortized into revenue of the Other Segment over the expected three-year term.

(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million each for the quarters ended March 31, 2011 and 2010.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2011	2010
Total Segment Operating Income	$75	$111
Corporate and Other Unallocated Expenses	(16)	(16)
Other Unallocated Operating Income (Expense), net	1	—

Operating Income	60	95
Equity Earnings from Timberland Venture	14	14
Total Interest Expense, net	(35)	(34)

Income before Income Taxes	$39	$75

Note 14. Subsequent Events

Quarterly Dividend. On May 3, 2011, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on May 31, 2011 to stockholders of record on May 16, 2011.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of March 31, 2011, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,033 million aggregate principal amount of Senior Notes (“Public Debt”) pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2011	2010

REVENUES:
Timber	$141	$151
Real Estate	62	99
Manufacturing	67	60
Other	5	7

Total Revenues	275	317

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	107	109
Real Estate	22	35
Manufacturing	61	54
Other	—	—

Total Cost of Goods Sold	190	198
Selling, General and Administrative	28	29

Total Costs and Expenses	218	227

Other Operating Income (Expense), net	3	5

Operating Income	60	95

Equity Earnings from Timberland Venture	14	14

Interest Expense, net	21	20

Income before Income Taxes	53	89
Provision (Benefit) for Income Taxes	1	(1)

Income from Continuing Operations	52	90
Gain on Sale of Properties, net of tax	—	11

Net Income before Allocation to Series T-1 Preferred Interest and Partners	52	101
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)

Net Income Available to Common Interest Partners	$38	$87

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Millions)	March 31, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$254	$252
Accounts Receivable	32	21
Taxes Receivable	4	2
Inventories	52	49
Deferred Tax Asset	8	7
Assets Held for Sale	38	57
Other Current Assets	15	22

	403	410

Timber and Timberlands, net	3,398	3,405
Property, Plant and Equipment, net	144	146
Equity Investment in Timberland Venture	187	201
Deferred Tax Asset	6	10
Investment in Grantor Trusts ($37 and $35 at Fair Value in 2011 and 2010)	38	36
Other Assets	42	44

Total Assets	$4,218	$4,252

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$45	$94
Line of Credit	215	166
Accounts Payable	30	25
Interest Payable	19	16
Wages Payable	8	23
Taxes Payable	10	12
Deferred Revenue	20	25
Other Current Liabilities	9	7

	356	368

Long-Term Debt	1,643	1,643
Other Liabilities	76	77

Total Liabilities	2,075	2,088

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,353	1,374

Total Partnership Capital	2,143	2,164

Total Liabilities and Partnership Capital	$4,218	$4,252

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income before Allocation to Preferred Partnership Interest and Partners	$52	$101
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	22	24
Basis of Real Estate Sold	19	32
Equity Earnings from Timberland Venture	(14)	(14)
Distributions from Timberland Venture	28	28
Deferred Income Taxes	3	1
Gain on Sale of Properties and Other Assets	—	(11)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	7	8
Working Capital Changes	(30)	(32)
Other	3	6

Net Cash Provided By Operating Activities	90	143

CASH FLOWS FROM INVESTING ACTIVITIES

Capital Expenditures (Excluding Timberland Acquisitions)	(12)	(13)
Proceeds from Sale of Properties and Other Assets	—	11

Net Cash Used In Investing Activities	(12)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions to Common Partners	(62)	(69)
Cash Distributions for Series T-1 Preferred Interest	(14)	(14)
Borrowings on Line of Credit	245	568
Repayments on Line of Credit	(196)	(568)
Principal Payments and Retirement of Long-Term Debt	(49)	(53)

Net Cash Used In Financing Activities	(76)	(136)

Increase (Decrease) In Cash and Cash Equivalents	2	5

Cash and Cash Equivalents:
Beginning of Period	252	299

End of Period	$254	$304

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

At March 31, 2011, the Operating Partnership owned and managed approximately 6.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which have been indefinitely curtailed). Included in the 6.7 million acres are approximately 1.05 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2010, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 25, 2011, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Raw Materials (primarily logs)	$11	$12
Work-In-Process	2	1
Finished Goods	28	24

	41	37
Supplies	11	12

Total	$52	$49

Note 3. Timber and Timberlands Timber and Timberlands consisted of the following (in millions):
	March 31, 2011	December 31, 2010
Timber and Logging Roads, net	$2,257	$2,261
Timberlands	1,141	1,144

Timber and Timberlands, net	$3,398	$3,405

Note 4. Property, Plant and Equipment Property, Plant and Equipment consisted of the following (in millions):
	March 31, 2011	December 31, 2010
Land, Buildings and Improvements	$84	$84
Machinery and Equipment	312	309

	396	393
Accumulated Depreciation	(252)	(247)

Property, Plant and Equipment, net	$144	$146

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Borrowings

Debt consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Revolving Line of Credit (B)	215	166

Fixed Rate Debt
Senior Notes	1,338	1,387

Total Debt	1,903	1,903

Less: Current Portion of Long-Term Debt	(45)	(94)
Less: Line of Credit	(215)	(166)

Long-Term Portion	$1,643	$1,643

(A)	As of March 31, 2011, the interest rate on the $350 million term credit agreement was 0.74%.

(B)	As of March 31, 2011, the weighted-average interest rate for the borrowings on the line of credit was 1.92%. As of March 31, 2011, we had $215 million of borrowings and $3 million of standby letters of credit outstanding; $382 million remained available for borrowing under our $600 million line of credit. As of April 1, 2011, all of the borrowings outstanding under our line of credit were repaid.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during the first three months of 2011 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital

January 1, 2011	$790	$1,385	$(11)	$2,164

Net Income before Allocation to Series T-1 Preferred Interest and Partners		52		52
Other Comprehensive Income (Loss), net of tax			1	1

Total Comprehensive Income				53

Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(62)		(62)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2

March 31, 2011	$790	$1,363	$(10)	$2,143

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Balance at March 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$250	$ 250
Available-for-Sale Securities (B)	32	32
Trading Securities (B)	5	5

Total	$287	$ 287

	Balance at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	30	30
Trading Securities (B)	5	5

Total	$284	$284

(A)	Consists of several money market funds and is included in the $254 million and $252 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively.

(B)	Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010. At March 31, 2011, investments in these mutual funds were approximately 50% in domestic (U.S.) equities, 20% in international equities and 30% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership’s deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership’s Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at March 31, 2011 and $5 million at December 31, 2010. Changes in the fair value of trading securities were not material to the Operating Partnership’s financial position or results of operations.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership’s debt was approximately $1.95 billion at both March 31, 2011 and December 31, 2010, and the carrying amount was $1.90 billion at both March 31, 2011 and December 31, 2010. The fair value of the Operating Partnership’s Public Debt (publicly issued Senior Notes) is estimated using market quotes. The fair value of the Operating Partnership’s Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreement was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month periods ended March 31, 2011 and 2010.

Note 8. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2011	2010
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)

Total Pension Cost	$2	$2

Note 9. Commitments and Contingencies

Contingencies. The Operating Partnership is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses.

Unrecorded Contingencies. Management currently believes that resolving pending legal proceedings against the Operating Partnership, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations. However, these matters are subject to inherent uncertainties and management’s view on these matters may change in the future. Were an unfavorable final outcome in one or multiple legal proceedings to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which any unfavorable outcome becomes reasonably estimable.

Note 10. Variable Interest Entities

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

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Timberland Venture is a variable interest entity. The primary operating activities of the Timberland Venture consist of owning timberlands and entering into harvesting contracts with an affiliate of the other member. Besides quarterly distributions to PC Ventures which it uses to fund interest payments on the loan owed by PC Ventures, the Operating Partnership has not provided financing or other support to the venture. The venture is financed by a $15 million line of credit obtained by the Timberland Venture.

We are not the primary beneficiary of the Timberland Venture. PC Member does not manage the day-to-day operations of the Timberland Venture, it has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We are not the primary beneficiary because we do not direct the activities that most significantly impact the Timberland Venture’s economic performance. We believe that the activities that most significantly impact the Timberland Venture’s economic performance include managing the timberlands along with the timing and extent of the harvesting activities, neither of which we control.

The carrying amount of the investment in the venture is $187 million at March 31, 2011 and $201 million at December 31, 2010, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $187 million, the carrying amount of the investment in the venture. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 11. Summarized Income Statement Information of Affiliate

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 10 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $14 million for each of the three month periods ending March 31, 2011 and 2010. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $1 million for each of the three month periods ended March 31, 2011 and 2010. The table below presents summarized income statement information for the Timberland Venture for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2011	2010
Revenues	$4	$5
Cost of Goods Sold(A)	5	6
Selling, General and Administrative Expenses	—	—

Operating Income	(1)	(1)
Interest Income, net	14	14

Net Income before Allocation to Preferred and Common Interests	$13	$13

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $4 million and $5 million for the three month periods ended March 31, 2011 and 2010, respectively.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (A)	Total (B)
Quarter Ended March 31, 2011
External Revenues	$52	$89	$62	$67	$5	$275

Intersegment Revenues	3	—	—	—	—	3

Depreciation, Depletion and Amortization	6	12	—	3	—	21

Basis of Real Estate Sold	—	—	19	—	—	19

Other Operating Gain	—	—	—	—	2	2

Operating Income	7	19	38	4	7	75

Quarter Ended March 31, 2010
External Revenues	$53	$98	$99	$60	$7	$317

Intersegment Revenues	6	—	—	—	—	6

Depreciation, Depletion and Amortization	7	13	—	3	—	23

Basis of Real Estate Sold	—	—	32	—	—	32

Other Operating Gain	—	—	—	—	5	5

Operating Income	4	30	62	4	11	111

(A)	During the first quarter of 2011, the Operating Partnership received a payment of $2 million for the settlement of a dispute related to certain mineral rights. The $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, the Operating Partnership agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. For the quarter ended March 31, 2010, the $5 million consideration is reported as Other Operating Gain in our Other Segment since the consideration was primarily for the release of mineral rights. For the quarter ended March 31, 2010, the $5 million is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, we received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. We allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. The discounted cash flows were based on estimated future gas production, gas prices and operating and capital expenditures using internal and external sources. For the quarter ended March 31, 2010, the sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, is being amortized into revenue of the Other Segment over the expected three-year term.

PLUM CREEK TIMBERLANDS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million each for the quarters ended March 31, 2011 and 2010.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2011	2010
Total Segment Operating Income	$75	$111
Corporate and Other Unallocated Expenses	(16)	(16)
Other Unallocated Operating Income (Expense), net	1	—

Operating Income	60	95
Equity Earnings from Timberland Venture	14	14
Interest Expense, net	(21)	(20)

Income before Income Taxes	$53	$89

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described under the heading “Risk Factors” in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and Securities Act of 1933, as amended, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2010. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

•	the failure to meet our expectations with respect to our likely future performance;

•	an unanticipated reduction in the demand for timber products and/or an unanticipated increase in supply of timber products;

•	an unanticipated reduction in demand for higher value timberlands or non-strategic timberlands;

•	our failure to make strategic acquisitions or to integrate any such acquisitions effectively or, conversely, our failure to make strategic divestitures; and

•	our failure to qualify as a real estate investment trust, or REIT.

It is likely that if one or more of the risks materializes, or if one or more assumptions prove to be incorrect, the current expectations of Plum Creek and its management will not be realized. Forward-looking statements speak only as of the date made, and neither Plum Creek nor its management undertakes any obligation to update or revise any forward-looking statements.

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2011.

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

The Operating Partnership has borrowed and has currently outstanding $1.9 billion principal amount of debt, including $1.0 billion of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 11 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

The Note Payable to Timberland Venture is an obligation of PC Ventures and not an obligation of the Operating Partnership. Therefore, any discussion of the Note Payable to Timberland Venture below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to both Plum Creek and the Operating Partnership.

Results of Operations

First Quarter 2011 Compared to First Quarter 2010

The following tables and narrative compare operating results by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,
	2011	2010	Change
Operating Income by Segment
Northern Resources	$7	$4	$3
Southern Resources	19	30	(11)
Real Estate	38	62	(24)
Manufactured Products	4	4	—
Other	7	11	(4)

Total Segment Operating Income	75	111	(36)

Other Costs and Eliminations, net	(15)	(16)	1

Operating Income	$60	$95	$(35)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.506	$69	0.627	$59
Pulpwood ($/Ton Delivered)	0.478	$40	0.527	$38

Total	0.984		1.154

Revenues decreased by $4 million, or 7%, to $55 million in the first quarter of 2011 compared to the first quarter of 2010. This decrease was due primarily to lower sawlog harvest volumes ($6 million) and lower pulpwood volumes ($2 million), partially offset by higher sawlog prices ($4 million). Sawlog harvest volumes were 19% lower compared to the first quarter of 2010. During the first quarter of 2010, we temporarily increased harvest levels in order to increase the supply of logs at our mills in response to improving lumber and plywood prices and to fulfill commitments under log supply agreements that were deferred in 2009 due to weak product prices. Additionally, harvest levels were constrained during the first quarter of 2011 as a result of heavy snowfall.

Sawlog prices were 17% higher in the first quarter of 2011 compared to the first quarter of 2010 due primarily to the increase in demand from China for the export of sawlogs from the Pacific Northwest. Log shipments from the U.S. to China during 2010 increased nearly three times over the prior year, and this trend has continued in 2011.

Northern Resources Segment operating income was 13% of its revenues for the first quarter of 2011 and 7% for the first quarter of 2010. This increase was due primarily to higher sawlog prices. Segment costs and expenses decreased by $7 million, or 13%, to $48 million due primarily to lower harvest levels.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.286	$20	1.274	$23
Pulpwood ($/Ton Stumpage)	1.494	$10	1.526	$13

Total	2.780		2.800

Revenues decreased by $9 million, or 9%, to $89 million in the first quarter of 2011 compared to the first quarter of 2010. This decrease was due primarily to lower pulpwood prices ($5 million), lower sawlog prices ($2 million), and lower pulpwood volumes ($1 million). Pulpwood prices were 27% lower on a stumpage basis (12% lower on a delivered basis) in the first quarter of 2011 due primarily to weather-related log shortages in the first quarter of 2010 and the temporary supply-chain disruption of pulp as a result of the February 2010 earthquake in Chile. In contrast, there was an ample supply of logs during the first quarter of 2011 due to unseasonably dry weather conditions.

Sawlog prices were 13% lower on a stumpage basis (5% lower on a delivered basis) in the first quarter of 2011 compared to the first quarter of 2010. This decrease was due primarily to an ample supply of logs as a result of favorable harvesting conditions, weak demand and, to a lesser extent, selling a greater proportion of smaller diameter sawlogs. The demand for sawlogs remains weak due to declining lumber and plywood prices and near record low housing starts. Housing starts in the U.S. were 10% lower during the first quarter of 2011 compared to the first quarter of 2010.

Southern Resources Segment operating income was 21% of its revenues for the first quarter of 2011 and 31% for the first quarter of 2010. This decrease was due primarily to lower pulpwood and sawlog prices and higher log and haul costs. Segment costs and expenses increased by $2 million, or 3%, to $70 million due primarily to an increase in the cost of fuel. Log and haul costs on a per ton basis increased 7% ($3 million) in the first quarter of 2011 compared to the first quarter of 2010.

Real Estate Segment.

	Quarter Ended March 31, 2011			Quarter Ended March 31, 2010
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	2,560	$3	$1,015	29,640	$26	$885
Large Non-Strategic	30,295	43	1,405	24,310	32	1,320
Conservation	335	1	1,685	35,120	19	545
Higher and Better Use / Recreational	7,795	16	2,100	9,080	19	2,125
Development Properties	—	—	—	730	2	3,050

Total	40,985	$62		98,880	$99

Revenues decreased by $37 million to $62 million in the first quarter of 2011. This decrease is due primarily to lower revenues from sales of small non-strategic properties ($23 million) and conservation properties ($18 million), offset in part by an increase in large non-strategic land sales ($11 million). Additionally, our higher and better use / recreational and development sales were both lower as demand remained weak.

During the first quarter of 2010 we sold approximately 83,000 acres in several large sales that included approximately 23,000 acres of small non-strategic properties for $21 million, approximately 35,000 acres of conservation properties for $19 million, and approximately 24,000 acres of large non-strategic properties for $32 million. Whereas, during the first quarter of 2011 we had only one large sale of approximately 30,000 acres of large non-strategic properties for $43 million.

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

We expect revenues from real estate sales during 2011 to range between $250 million and $300 million, which includes timberlands that are less strategic to the company (large non-strategic sales).

Real Estate Segment operating income as a percent of revenue was 61% for the first quarter of 2011 and 63% for the first quarter of 2010. Real Estate Segment costs and expenses decreased by $13 million to $24 million in the first quarter of 2011 due primarily to selling fewer acres during 2011.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	29,250 MBF	$533	28,791 MBF	$501
Plywood	44,156 MSF	$371	45,104 MSF	$352
Fiberboard	40,690 MSF	$608	35,347 MSF	$588

(A)	Represents product prices at mill level.

Revenues increased by $7 million, or 12%, to $67 million in the first quarter of 2011 compared to the first quarter of 2010. This increase was due primarily to higher MDF sales volume ($4 million), higher MDF prices ($1 million) and higher lumber prices ($1 million).

MDF sales volume increased 15% in the first quarter of 2011 compared to the first quarter of 2010. This increased sales volume was due primarily to increased demand from our industrial customers (e.g., store fixtures and architectural doors) as a result of the improving U.S. economy.

Manufactured Products Segment operating income was 6% of its revenues for the first quarter of 2011 and was 7% for the first quarter of 2010. Manufactured Products Segment costs and expenses increased by $7 million, or 13%, to $63 million for the first quarter of 2011 due primarily to increased MDF production volumes and higher MDF resin costs. We continue to operate our manufacturing facilities at a reduced capacity.

Other Segment. Operating income decreased $4 million to $7 million in the first quarter of 2011 due primarily to a $5 million operating gain in connection with the termination of a land lease (primarily for the release of mineral rights) in the first quarter of 2010. Partially offsetting the decrease in operating income was a payment of $2 million that we received during the first quarter of 2011 for the settlement of a dispute that related to certain mineral rights. The $2 million and $5 million gains are recorded in our Other Segment and reported as Other Operating Income (Expense), net in our Consolidated Statements of Income.

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

Other Costs and Eliminations, net. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $15 million in the first quarter of 2011 and by $16 million in the first quarter of 2010.

Interest Expense, net. Interest expense, net of interest income, increased $1 million, or 3%, to $35 million in the first quarter of 2011.

Provision (Benefit) for Income Taxes. The provision for income taxes was $1 million for the first quarter of 2011 compared to a benefit for income taxes of $1 million for the first quarter of 2010. In the first quarter of 2011, we recorded a valuation allowance of $2 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is primarily related to certain state net operating loss carryforwards that we do not believe it is more likely than not they will be realized in future periods.

Our determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At March 31, 2011, we have recorded deferred tax assets of $51 million (offset by a $2 million valuation allowance) and deferred tax liabilities of $37 million. Management believes that due to either the reversal of various taxable temporary differences or projected taxable income, sufficient taxable income can be generated to fully utilize the company’s deferred tax assets for which a valuation allowance was determined to be unnecessary.

Gain on Sale of Properties, net of tax. During 2010, we sold an undivided 50% interest in mineral rights (natural gas reserves) on properties located in West Virginia for $11 million. See Other Segment above for detailed discussion of the transaction.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At March 31, 2011, we had a cash balance of $254 million and had availability of $382 million under our line of credit. During the first quarter of 2011, we generated cash from operating activities of $76 million and we refinanced $49 million of maturing 7.83% senior notes with our line of credit. We have summarized our sources and uses of cash in a table near the end of this section.

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2011	2010	Change
Net Cash Provided By Operating Activities	$76	$129	$(53)
Net Cash Used In Investing Activities	(12)	(2)	(10)
Net Cash Used In Financing Activities	(62)	(122)	60

Change in Cash and Cash Equivalents	$2	$5	$(3)

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2011 totaled $76 million compared to $129 million for the same period in 2010. This decrease of $53 million is due primarily to lower proceeds from real estate sales of $37 million and lower operating income from our Southern Resources Segment of $11 million. See Results of Operations for a discussion of the factors impacting our Real Estate and Southern Resources Segments.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2011 were $12 million compared to $13 million for the same period in 2010. Planned capital expenditures for 2011 (excluding timberland acquisitions) are expected to be approximately $75 million and include approximately $63 million for our timberlands, $4 million for our manufacturing facilities, $4 million for real estate development investments, and $4 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2011 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

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

Line of Credit. We have a $600 million revolving line of credit agreement that matures in January 2015. As of March 31, 2011, the weighted-average interest rate for the borrowings on the line of credit was 1.92%. The interest rate on the line of credit is based on LIBOR plus 1.70%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. In addition to interest expense on outstanding borrowings, we pay an annual facility fee equal to 0.3% of the entire line regardless of the amount drawn on the line during the year. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of March 31, 2011, we had $215 million of borrowings and $3 million of standby letters of credit outstanding; $382 million remained available for borrowing under our line of credit. As of April 1, 2011, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreement. The company has a $350 million term credit agreement that matures in June 2012. As of March 31, 2011, the interest rate for the term credit agreement was 0.74%. The interest rate is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants that are substantially the same as those of the revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of March 31, 2011, the company has $309 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of March 31, 2011, the company has publicly issued and outstanding $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt consists of $575 million aggregate principal amount of 4.70% Public Debt which matures in 2021 and 5.875% Public Debt with an aggregate principal amount of $458 million which matures in 2015. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Senior Notes
Public Debt	$1,029	$1,029
Private Debt	309	358

Total Senior Notes	$1,338	$1,387

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

Debt Covenants. Our Senior Notes, Term Credit Agreement and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of March 31, 2011.

Our Line of Credit and Term Credit Agreement require that we maintain certain interest coverage and maximum leverage ratios. We have no covenants and restrictions associated with changes in our debt ratings. Furthermore, there are no material covenants associated with our Note Payable to Timberland Venture, and this indebtedness is not considered in computing any of our debt covenants since the debt is an obligation of Plum Creek Timber Company, Inc. and not the Partnership.

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At March 31, 2011, our entire cash balance of $254 million is available to make restricted payments.

As of March 31, 2011, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Future Cash Requirements. Cash required to meet our future financial needs will be significant. In the next twelve months, we have $45 million of scheduled long-term debt principal payment requirements which we expect to fund using a combination of cash and available borrowing capacity under our $600 million line of credit. Additionally, we believe that our current cash on hand and cash flows from continuing operations will be sufficient to fund planned capital expenditures, interest payments on our indebtedness and our dividend.

The following table summarizes our sources and uses of cash for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2011	2010	Change
Sources of Cash:
Operations (A)	$78	$133	$(55)
Changes in Working Capital	(30)	(32)	2
Cash Distributions from Timberland Venture	28	28	—
Cash from Stock Option Exercises	7	—	7
Cash from Sale of Properties and Other Assets	—	11	(11)

Total Sources of Cash	83	140	(57)

Uses of Cash:
Returned to Stockholders:
Dividends	(68)	(68)	—
Common Stock Repurchases	(1)	(1)	—
Reinvest in the Business:
Capital Expenditures	(12)	(13)	1
Reduce Debt Obligations, net	—	(53)	53

Total Uses of Cash	(81)	(135)	54

Change in Cash and Cash Equivalents	$2	$5	$(3)

(A)	Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Equity Earnings from Timberland Venture, Gain on Sales of Properties and Other Assets, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes and Other Operating Activities to Net Income.

Equity. On May 3, 2011, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on May 31, 2011 to stockholders of record on May 16, 2011. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company’s ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek’s products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek’s Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors’ discretion. At March 31, 2011, $200 million is available for share repurchases under the current Board of Directors’ authorization.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on

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

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value (A)

March 31, 2011
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$46	$3	$250	$3	$462	$579	$1,343	$1,382
Average Interest Rate(C)	5.6%	5.5%	5.4%	5.2%	5.2%	4.7%
Related Party Obligations
Principal Due						$783	$783	$883
Interest Rate						7.4%

Variable Rate Debt(D)		$350					$350	$348

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
March 31, 2010
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$308	$3	$250	$3	$467	$1,034	$1,095
Average Interest Rate(C)	6.7%	6.5%	6.2%	6.1%	5.9%	5.9%
Related Party Obligations
Principal Due						$783	$783	$824
Interest Rate						7.4%

Variable Rate Debt			$600				$600	$574

(A)	The fair value of the company’s Public Debt is estimated using market quotes; the fair value of the company’s Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company’s Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The increase in fair value of our fixed rate debt compared to March 31, 2010 (excluding related party debt) was due primarily to the issuance of $575 million of Public Debt in November of 2010 and lower market interest rates, partially offset by principal repayments of $265 million of Private Debt during the twelve month period. The increase in the fair value of our Note Payable to Timberland Venture at March 31, 2011 compared to March 31, 2010 was due primarily to lower market interest rates. In March 2011, treasury rates and credit spreads (the difference between corporate debt rates and treasury rates) were lower than March 2010, resulting in lower market interest rates and a corresponding increase in fair value. The fair value of our floating rate term loan (variable rate debt) as of March 31, 2011 and March 31, 2010 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of March 31, 2011 and March 31, 2010.

(B)	Excludes unamortized discount of $5 million and $6 million at March 31, 2011 and 2010, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)	As of March 31, 2011, the interest rate for the $350 million term credit agreement was 0.74%. The interest rate on the term credit agreement is based on LIBOR plus 0.45%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. Not included in the above table are borrowings under our $600 million revolving line of credit of $215 million. As of March 31, 2011, the weighted-average interest rate on the $215 million of borrowings was 1.92%. The interest rate on the line of credit is based on LIBOR plus 1.70%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. As of April 1, 2011, all of the borrowings outstanding under our line of credit were repaid.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

None. (See also Note 10 of the Notes to Consolidated Financial Statements of Plum Creek Timber Company, Inc.).

ITEM 1A.	RISK FACTORS

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 25, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the first quarter of 2011:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
January 1, 2011 through January 31, 2011	— shares of common stock	$—	— shares of common stock	$ 200 million

February 1, 2011 through February 28, 2011	31,625 shares of common stock	$41.16	— shares of common stock	$ 200 million

March 1, 2011 through March 31, 2011	315 shares of common stock	$41.41	— shares of common stock	$ 200 million

Total	31,940 shares of common stock	$41.16	— shares of common stock

(A)	Represents shares of the company’s common stock purchased from employees in non-open market transactions. The shares of stock were effectively sold by the employees to the company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock unit awards granted under the company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the vesting dates of the awards.

(B)	The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At March 31, 2011, the remaining share repurchase authorization was $200 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Agreement and Plan of Merger by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Form 8-K/A, File No. 1-10239, filed July 24, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.3	Limited Liability Company Agreement of Southern Diversified Timber, LLC dated as of October 1, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

3.3	Amended and Restated Agreement of Plum Creek Timberlands, L.P. (Exhibit 3.3 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

12.1	Statements regarding computation of ratios.

31.1	Certification of Rick R. Holley pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Rick R. Holley, President and Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Lambert, Senior Vice President and Chief Financial Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC.
(Registrant)

By:	/s/ DAVID W. LAMBERT
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date: May 4, 2011