Form 10-Q
period 2011-06-30
PLUM CREEK TIMBER CO INC
filed 2011-08-05
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of July 25, 2011 was 161,985,207.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except Per Share Amounts)	2011	2010
REVENUES:
Timber	$126	$133
Real Estate	79	43
Manufacturing	74	78
Other	5	4
Total Revenues	284	258

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	101	100
Real Estate	27	16
Manufacturing	67	68
Other	1	1
Total Cost of Goods Sold	196	185
Selling, General and Administrative	25	21
Total Costs and Expenses	221	206

Other Operating Income (Expense), net	—	4

Operating Income	63	56

Equity Earnings from Timberland Venture	16	15

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	20	19
Interest Expense (Note Payable to Timberland Venture)	15	15
Total Interest Expense, net	35	34

Income before Income Taxes	44	37

Provision for Income Taxes	—	2

Net Income	$44	$35

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.27	$0.21
Net Income per Share – Diluted	$0.27	$0.21

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	162.0	162.3
– Diluted	162.3	162.5

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except Per Share Amounts)	2011	2010
REVENUES:
Timber	$267	$284
Real Estate	141	142
Manufacturing	141	138
Other	10	11
Total Revenues	559	575

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	208	209
Real Estate	49	51
Manufacturing	128	122
Other	1	1
Total Cost of Goods Sold	386	383
Selling, General and Administrative	53	50
Total Costs and Expenses	439	433

Other Operating Income (Expense), net	3	9

Operating Income	123	151

Equity Earnings from Timberland Venture	30	29

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	41	39
Interest Expense (Note Payable to Timberland Venture)	29	29
Total Interest Expense, net	70	68

Income before Income Taxes	83	112

Provision for Income Taxes	1	1

Income from Continuing Operations	82	111

Gain on Sale of Properties, net of tax	—	11

Net Income	$82	$122

PER SHARE AMOUNTS:

Income from Continuing Operations - Basic	$0.51	$0.68
Income from Continuing Operations - Diluted	$0.50	$0.68

Net Income per Share – Basic	$0.51	$0.75
Net Income per Share – Diluted	$0.50	$0.75

Dividends Declared – per Common Share Outstanding	$0.84	$0.84

Weighted-Average Number of Shares Outstanding
– Basic	161.9	162.6
– Diluted	162.2	162.8

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$253	$252
Accounts Receivable	33	21
Like-Kind Exchange Funds Held in Escrow	35	—
Inventories	43	49
Deferred Tax Asset	7	7
Assets Held for Sale	39	57
Other Current Assets	16	24
	426	410

Timber and Timberlands, net	3,383	3,405
Property, Plant and Equipment, net	142	146
Equity Investment in Timberland Venture	203	201
Deferred Tax Asset	6	10
Investment in Grantor Trusts (at Fair Value)	38	35
Other Assets	42	44
Total Assets	$4,240	$4,251

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$395	$94
Line of Credit	227	166
Accounts Payable	31	25
Interest Payable	26	23
Wages Payable	12	23
Taxes Payable	14	12
Deferred Revenue	36	25
Other Current Liabilities	8	7
	749	375

Long-Term Debt	1,293	1,643
Note Payable to Timberland Venture	783	783
Other Liabilities	81	76
Total Liabilities	2,906	2,877

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 162.0 at June 30, 2011 and 161.6 at December 31, 2010	2	2
Additional Paid-In Capital	2,256	2,243
Retained Earnings (Accumulated Deficit)	(3)	51
Treasury Stock, at Cost, Common Shares – 26.2 at June 30, 2011 and 26.2 at December 31, 2010	(912)	(911)
Accumulated Other Comprehensive Income (Loss)	(9)	(11)
Total Stockholders’ Equity	1,334	1,374
Total Liabilities and Stockholders’ Equity	$4,240	$4,251

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$82	$122
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	44	48
Basis of Real Estate Sold	43	43
Equity Earnings from Timberland Venture	(30)	(29)
Distributions from Timberland Venture	28	28
Deferred Income Taxes	4	1
Gain on Sale of Properties and Other Assets	—	(13)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	12	6
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(35)	—
Other Working Capital Changes	4	(7)
Other	5	8
Net Cash Provided By Operating Activities	157	207

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(28)	(31)
Timberlands and Minerals Acquired	(12)	—
Proceeds from Sale of Properties and Other Assets	—	13
Net Cash Used In Investing Activities	(40)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(136)	(136)
Borrowings on Line of Credit	555	1,137
Repayments on Line of Credit	(494)	(1,137)
Principal Payments and Retirement of Long-Term Debt	(49)	(53)
Proceeds from Stock Option Exercises	9	2
Acquisition of Treasury Stock	(1)	(51)
Net Cash Used In Financing Activities	(116)	(238)

Increase (Decrease) In Cash and Cash Equivalents	1	(49)
Cash and Cash Equivalents:
Beginning of Period	252	299

End of Period	$253	$250

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At June 30, 2011, the company owned and managed approximately 6.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been indefinitely curtailed). Included in the 6.7 million acres are about 1.0 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.0 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and six-month periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2011	2010
Net Income Available to Common Stockholders	$44	$35
Denominator for Basic Earnings per Share	162.0	162.3
Effect of Dilutive Securities – Stock Options	0.3	0.2
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.3	162.5
Per Share Amounts:
Net Income Per Share – Basic	$0.27	$0.21
Net Income Per Share – Diluted	$0.27	$0.21

	Six Months Ended June 30,
	2011	2010
Income from Continuing Operations	$82	$111
Gain on Sale of Properties, net of tax	—	11
Net Income Available to Common Stockholders	$82	$122
Denominator for Basic Earnings per Share	161.9	162.6
Effect of Dilutive Securities – Stock Options	0.3	0.2
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.2	162.8
Per Share Amounts – Basic:
Income from Continuing Operations	$0.51	$0.68
Gain on Sale of Properties, net of tax	$—	$0.07
Net Income	$0.51	$0.75
Per Share Amounts – Diluted:
Income from Continuing Operations	$0.50	$0.68
Gain on Sale of Properties, net of tax	$—	$0.07
Net Income	$0.50	$0.75

Under the company's Stock Incentive Plan, the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and six-month periods ended June 30 (shares in millions):

	Quarter Ended June 30,
	2011	2010
Number of Options	1.1	2.0
Range of Exercise Prices	$41.55 to $43.23	$33.75 to $43.23
Expiration on or before	February 2021	February 2020

	Six Months Ended June 30,
	2011	2010
Number of Options	1.0	1.9
Range of Exercise Prices	$41.55 to $43.23	$33.75 to $43.23
Expiration on or before	February 2021	February 2020

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Raw Materials (primarily logs)	$4	$12
Work-In-Process	1	1
Finished Goods	27	24
	32	37
Supplies	11	12
Total	$43	$49

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Timber and Logging Roads, net	$2,240	$2,261
Timberlands	1,143	1,144
Timber and Timberlands, net	$3,383	$3,405

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Land, Buildings and Improvements	$85	$84
Machinery and Equipment	314	309
	399	393
Accumulated Depreciation	(257)	(247)
Property, Plant and Equipment, net	$142	$146

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Revolving Line of Credit (B)	227	166
Fixed Rate Debt
Senior Notes	1,338	1,387
Note Payable to Timberland Venture	783	783
Total Debt	2,698	2,686
Less:
Current Portion of Long-Term Debt	395	94
Line of Credit	227	166
Long-Term Portion	$2,076	$2,426

(A)	As of June 30, 2011, the interest rate on the $350 million term credit agreement was 0.57%. This agreement matures June 15, 2012.

(B)
As of June 30, 2011, the weighted-average interest rate for the borrowings on the line of credit was 1.65%. As of June 30, 2011, we had $227 million of borrowings and $3 million of standby letters of credit outstanding; $370 million remained available for borrowing under our $600 million line of credit. As of July 1, 2011, all of the borrowings outstanding under our line of credit were repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2011 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2011	161.6	$2	$2,243	$51	$(911)	$(11)	$1,374
Net Income				38			38
Other Comprehensive Income (Loss), net of tax						1	1
Total Comprehensive Income							39
Dividends				(68)			(68)
Stock Option Exercises	0.2		7				7
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			2				2
Common Stock Repurchased	—	—			(1)		(1)
March 31, 2011	161.9	$2	$2,252	$21	$(912)	$(10)	$1,353
Net Income				44			44
Other Comprehensive Income (Loss), net of tax						1	1
Total Comprehensive Income							45
Dividends				(68)			(68)
Stock Option Exercises	0.1	—	2				2
Share-based Compensation			2				2
June 30, 2011	162.0	$2	$2,256	$(3)	$(912)	$(9)	$1,334

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

	Balance at June 30, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	33	33
Trading Securities (B)	5	5
Total	$287	$287

	Balance at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	30	30
Trading Securities (B)	5	5
Total	$284	$284

(A)
Consists of several money market funds and is included in the $253 million and $252 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010. At June 30, 2011, investments in these mutual funds were approximately 50% in domestic (U.S.) equities, 20% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations.

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at June 30, 2011 and $5 million at December 31, 2010. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company's debt was approximately $2.90 billion and $2.83 billion at June 30, 2011 and December 31, 2010, respectively, and the carrying amount was $2.70 billion and $2.69 billion at June 30, 2011 and December 31, 2010, respectively. The fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using market quotes. The fair value of the company's Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreement was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month periods ended June 30, 2011 and 2010.

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2011	2010
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Total Pension Cost	$2	$2

	Six Months Ended June 30,
	2011	2010
Service Cost	$4	$4
Interest Cost	4	4
Expected Return on Plan Assets	(4)	(4)
Total Pension Cost	$4	$4

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

The Timberland Venture is a variable interest entity. The primary operating activities of the Timberland Venture consist of owning timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly interest payments on the Note Payable to Timberland Venture, the company has not provided financing or other support to the venture. The venture is financed by a $15 million line of credit obtained by the Timberland Venture.

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

The carrying amount of the investment is $203 million at June 30, 2011 and $201 million at December 31, 2010, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $203 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of Affiliate

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $30 million for the six-month period ending June 30, 2011, and were $29 million for the six-month period ending June 30, 2010. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $3 million and $3 million for each of the six-month periods ended June 30, 2011 and 2010. Furthermore, interest expense in connection with the loan from the Timberland Venture was $29 million and $29 million for each of the six-month periods ended June 30, 2011 and 2010. The table below presents summarized income statement information for the Timberland Venture for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2011	2010
Revenues	$7	$10
Cost of Goods Sold(A)	8	12
Selling, General and Administrative Expenses	1	1
Operating Income (Loss)	(2)	(3)
Interest Income, net	29	29
Net Income before Allocation to Preferred and Common Interests	$27	$26

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $6 million and $10 million for the six-month periods ended June 30, 2011 and 2010, respectively.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products(A)	Other	Total(C)

Quarter Ended June 30, 2011
External Revenues	$42	$84	$79	$74	$5	$284
Intersegment Revenues	2	—	—	—	—	2
Depreciation, Depletion and Amortization	5	12	1	3	—	21
Basis of Real Estate Sold	—	—	24	—	—	24
Other Operating Gain	—	—	—	—	—	—
Operating Income	3	15	50	5	4	77

Quarter Ended June 30, 2010
External Revenues	$44	$89	$43	$78	$4	$258
Intersegment Revenues	2	—	—	—	—	2
Depreciation, Depletion and Amortization	7	12	1	3	—	23
Basis of Real Estate Sold	—	—	11	—	—	11
Other Operating Gain	1	—	—	2	—	3
Operating Income	3	24	26	10	4	67

	Northern Resources	Southern Resources	Real Estate	Manufactured Products(A)	Other(B)	Total(C)

Six Months Ended June 30, 2011
External Revenues	$94	$173	$141	$141	$10	$559
Intersegment Revenues	5	—	—	—	—	5
Depreciation, Depletion and Amortization	11	24	1	6	—	42
Basis of Real Estate Sold	—	—	43	—	—	43
Other Operating Gain	—	—	—	—	2	2
Operating Income	10	34	88	9	11	152

Six Months Ended June 30, 2010
External Revenues	$97	$187	$142	$138	$11	$575
Intersegment Revenues	8	—	—	—	—	8
Depreciation, Depletion and Amortization	14	25	1	6	—	46
Basis of Real Estate Sold	—	—	43	—	—	43
Other Operating Gain	1	—	—	2	5	8
Operating Income	7	54	88	14	15	178

(A)
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

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)
During the first quarter of 2011, the company received a payment of $2 million for the settlement of a dispute that related to certain mineral rights. For the six months ended June 30, 2011, the $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

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

During the first quarter of 2010, the company received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. The company allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. For the six months ended June 30, 2010, the sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, is being amortized into revenue of the Other Segment over the expected three-year term.

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $1 million for each of the quarterly periods ended June 30, 2011 and June 30, 2010; and $2 million and $2 million for each of the six-month periods ended June 30, 2011 and June 30, 2010.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2011	2010
Total Segment Operating Income	$77	$67
Corporate and Other Unallocated Expenses	(14)	(12)
Other Unallocated Operating Income (Expense), net	—	1
Operating Income	63	56
Equity Earnings from Timberland Venture	16	15
Total Interest Expense, net	(35)	(34)
Income before Income Taxes	$44	$37

	Six Months Ended June 30,
	2011	2010
Total Segment Operating Income	$152	$178
Corporate and Other Unallocated Expenses	(30)	(28)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	123	151
Equity Earnings from Timberland Venture	30	29
Total Interest Expense, net	(70)	(68)
Income before Income Taxes	$83	$112

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Subsequent Events
Quarterly Dividend. On August 2, 2011, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on August 31, 2011 to stockholders of record on August 16, 2011.

ITEM 1.     FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of June 30, 2011, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1.033 billion aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2011	2010
REVENUES:
Timber	$126	$133
Real Estate	79	43
Manufacturing	74	78
Other	5	4
Total Revenues	284	258

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	101	100
Real Estate	27	16
Manufacturing	67	68
Other	1	1
Total Cost of Goods Sold	196	185
Selling, General and Administrative	25	21
Total Costs and Expenses	221	206

Other Operating Income (Expense), net	—	4

Operating Income	63	56

Equity Earnings from Timberland Venture	16	15

Interest Expense, net	20	19

Income before Income Taxes	59	52

Provision for Income Taxes	—	2

Net Income before Allocation to Series T-1 Preferred Interest and Partners	59	50
Net Income Allocable to Series T-1 Preferred Interest	(15)	(15)
Net Income Available to Common Interest Partners	$44	$35

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2011	2010
REVENUES:
Timber	$267	$284
Real Estate	141	142
Manufacturing	141	138
Other	10	11
Total Revenues	559	575

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	208	209
Real Estate	49	51
Manufacturing	128	122
Other	1	1
Total Cost of Goods Sold	386	383
Selling, General and Administrative	53	50
Total Costs and Expenses	439	433

Other Operating Income (Expense), net	3	9

Operating Income	123	151

Equity Earnings from Timberland Venture	30	29

Interest Expense, net	41	39

Income before Income Taxes	112	141

Provision for Income Taxes	1	1

Income from Continuing Operations	111	140

Gain on Sale of Properties, net of tax	—	11

Net Income before Allocation to Series T-1 Preferred Interest and Partners	111	151
Net Income Allocable to Series T-1 Preferred Interest	(29)	(29)
Net Income Available to Common Interest Partners	$82	$122

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$253	$252
Accounts Receivable	33	21
Like-Kind Exchange Funds Held in Escrow	35	—
Inventories	43	49
Deferred Tax Asset	7	7
Assets Held for Sale	39	57
Other Current Assets	16	24
	426	410

Timber and Timberlands, net	3,383	3,405
Property, Plant and Equipment, net	142	146
Equity Investment in Timberland Venture	203	201
Deferred Tax Asset	6	10
Investment in Grantor Trusts ($38 and $35 at Fair Value in 2011 and 2010)	39	36
Other Assets	42	44
Total Assets	$4,241	$4,252

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$395	$94
Line of Credit	227	166
Accounts Payable	31	25
Interest Payable	19	16
Wages Payable	12	23
Taxes Payable	14	12
Deferred Revenue	36	25
Other Current Liabilities	8	7
	742	368

Long-Term Debt	1,293	1,643
Other Liabilities	82	77
Total Liabilities	2,117	2,088

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,334	1,374
Total Partnership Capital	2,124	2,164
Total Liabilities and Partnership Capital	$4,241	$4,252

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Preferred Partnership Interest and Partners	$111	$151
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	44	48
Basis of Real Estate Sold	43	43
Equity Earnings from Timberland Venture	(30)	(29)
Distributions from Timberland Venture	28	28
Deferred Income Taxes	4	1
Gain on Sale of Properties and Other Assets	—	(13)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	12	6
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(35)	—
Other Working Capital Changes	4	(7)
Other	5	8
Net Cash Provided By Operating Activities	186	236

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(28)	(31)
Timberlands and Minerals Acquired	(12)	—
Proceeds from Sale of Properties and Other Assets	—	13
Net Cash Used In Investing Activities	(40)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(128)	(185)
Cash Distributions for Series T-1 Preferred Interest	(29)	(29)
Borrowings on Line of Credit	555	1,137
Repayments on Line of Credit	(494)	(1,137)
Principal Payments and Retirement of Long-Term Debt	(49)	(53)
Net Cash Used In Financing Activities	(145)	(267)

Increase (Decrease) In Cash and Cash Equivalents	1	(49)
Cash and Cash Equivalents:
Beginning of Period	252	299

End of Period	$253	$250

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

At June 30, 2011, the Operating Partnership owned and managed approximately 6.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been indefinitely curtailed). Included in the 6.7 million acres are about 1.0 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.0 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Inventory

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Raw Materials (primarily logs)	$4	$12
Work-In-Process	1	1
Finished Goods	27	24
	32	37
Supplies	11	12
Total	$43	$49

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Timber and Logging Roads, net	$2,240	$2,261
Timberlands	1,143	1,144
Timber and Timberlands, net	$3,383	$3,405

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Land, Buildings and Improvements	$85	$84
Machinery and Equipment	314	309
	399	393
Accumulated Depreciation	(257)	(247)
Property, Plant and Equipment, net	$142	$146

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Borrowings

Debt consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Revolving Line of Credit (B)	227	166
Fixed Rate Debt
Senior Notes	1,338	1,387
Total Debt	1,915	1,903
Less:
Current Portion of Long-Term Debt	395	94
Line of Credit	227	166
Long-Term Portion	$1,293	$1,643

(A)	As of June 30, 2011, the interest rate on the $350 million term credit agreement was 0.57%. This agreement matures June 15, 2012.

(B)
As of June 30, 2011, the weighted-average interest rate for the borrowings on the line of credit was 1.65%. As of June 30, 2011, we had $227 million of borrowings and $3 million of standby letters of credit outstanding; $370 million remained available for borrowing under our $600 million line of credit. As of July 1, 2011, all of the borrowings outstanding under our line of credit were repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2011 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2011	$790	$1,385	$(11)	$2,164
Net Income before Allocation to Series T-1 Preferred Interest and Partners		52		52
Other Comprehensive Income (Loss), net of tax			1	1
Total Comprehensive Income				53
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(62)		(62)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2
March 31, 2011	$790	$1,363	$(10)	$2,143
Net Income before Allocation to Series T-1 Preferred Interest and Partners		59		59
Other Comprehensive Income (Loss), net of tax			1	1
Total Comprehensive Income				60
Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(66)		(66)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		2		2
June 30, 2011	$790	$1,343	$(9)	$2,124

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

	Balance at June 30, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	33	33
Trading Securities (B)	5	5
Total	$287	$287

	Balance at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	30	30
Trading Securities (B)	5	5
Total	$284	$284

(A)
Consists of several money market funds and is included in the $253 million and $252 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010. At June 30, 2011, investments in these mutual funds were approximately 50% in domestic (U.S.) equities, 20% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at June 30, 2011 and $5 million at December 31, 2010. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership's debt was approximately $1.99 billion and $1.95 billion at June 30, 2011 and December 31, 2010, respectively, and the carrying amount was $1.92 billion and $1.90 billion at June 30, 2011 and December 31, 2010, respectively. The fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

estimated using market quotes. The fair value of the Operating Partnership's Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreement was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month periods ended June 30, 2011 and 2010.

Note 8. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2011	2010
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Total Pension Cost	$2	$2

	Six Months Ended June 30,
	2011	2010
Service Cost	$4	$4
Interest Cost	4	4
Expected Return on Plan Assets	(4)	(4)
Total Pension Cost	$4	$4

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Timberland Venture is a variable interest entity. The primary operating activities of the Timberland Venture consist of owning timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly distributions to PC Ventures which it uses to fund interest payments on the loan owed by PC Ventures, the Operating Partnership has not provided financing or other support to the venture. The venture is financed by a $15 million line of credit obtained by the Timberland Venture.

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

The carrying amount of the investment is $203 million at June 30, 2011 and $201 million at December 31, 2010, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $203 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 11. Summarized Income Statement Information of Affiliate

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 10 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $30 million for the six-month period ending June 30, 2011, and were $29 million for the six-month period ending June 30, 2010. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $3 million and $3 million for each of the six-month periods ended June 30, 2011 and 2010. The table below presents summarized income statement information for the Timberland Venture for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2011	2010
Revenues	$7	$10
Cost of Goods Sold(A)	8	12
Selling, General and Administrative Expenses	1	1
Operating Income (Loss)	(2)	(3)
Interest Income, net	29	29
Net Income before Allocation to Preferred and Common Interests	$27	$26

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $6 million and $10 million for the six-month periods ended June 30, 2011 and 2010, respectively.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products(A)	Other	Total (C)

Quarter Ended June 30, 2011
External Revenues	$42	$84	$79	$74	$5	$284
Intersegment Revenues	2	—	—	—	—	2
Depreciation, Depletion and Amortization	5	12	1	3	—	21
Basis of Real Estate Sold	—	—	24	—	—	24
Other Operating Gain	—	—	—	—	—	—
Operating Income	3	15	50	5	4	77

Quarter Ended June 30, 2010
External Revenues	$44	$89	$43	$78	$4	$258
Intersegment Revenues	2	—	—	—	—	2
Depreciation, Depletion and Amortization	7	12	1	3	—	23
Basis of Real Estate Sold	—	—	11	—	—	11
Other Operating Gain	1	—	—	2	—	3
Operating Income	3	24	26	10	4	67

	Northern Resources	Southern Resources	Real Estate	Manufactured Products(A)	Other (B)	Total (C)

Six Months Ended June 30, 2011
External Revenues	$94	$173	$141	$141	$10	$559
Intersegment Revenues	5	—	—	—	—	5
Depreciation, Depletion and Amortization	11	24	1	6	—	42
Basis of Real Estate Sold	—	—	43	—	—	43
Other Operating Gain	—	—	—	—	2	2
Operating Income	10	34	88	9	11	152

Six Months Ended June 30, 2010
External Revenues	$97	$187	$142	$138	$11	$575
Intersegment Revenues	8	—	—	—	—	8
Depreciation, Depletion and Amortization	14	25	1	6	—	46
Basis of Real Estate Sold	—	—	43	—	—	43
Other Operating Gain	1	—	—	2	5	8
Operating Income	7	54	88	14	15	178

(A)
During the second quarter of 2010, the Operating Partnership sold certain lumber manufacturing assets for a gain of $2 million. For the quarter and six months ended June 30, 2010, the $2 million gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
During the first quarter of 2011, the Operating Partnership received a payment of $2 million for the settlement of a dispute that related to certain mineral rights. For the six months ended June 30, 2011, the $2 million payment is reported as Other

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

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

During the first quarter of 2010, the Operating Partnership received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. The Operating Partnership allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. For the six months ended June 30, 2010, the sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, is being amortized into revenue of the Other Segment over the expected three-year term.

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million and $1 million for each of the quarterly periods ended June 30, 2011 and June 30, 2010; and $2 million and $2 million for each of the six-month periods ended June 30, 2011 and June 30, 2010.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2011	2010
Total Segment Operating Income	$77	$67
Corporate and Other Unallocated Expenses	(14)	(12)
Other Unallocated Operating Income (Expense), net	—	1
Operating Income	63	56
Equity Earnings from Timberland Venture	16	15
Interest Expense, net	(20)	(19)
Income before Income Taxes	$59	$52

	Six Months Ended June 30,
	2011	2010
Total Segment Operating Income	$152	$178
Corporate and Other Unallocated Expenses	(30)	(28)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	123	151
Equity Earnings from Timberland Venture	30	29
Interest Expense, net	(41)	(39)
Income before Income Taxes	$112	$141

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

Recent Events

Clean Water Act - Ninth Circuit Ruling. In August, 2010, a three judge panel of the U.S. Court of Appeals for the Ninth Circuit ruled in Northwest Environmental Defense Center (NEDC) v. Brown that ditches and culverts associated with “forest roads” were “point sources” under the Clean Water Act (“CWA”) and thus required National Pollution Discharge Elimination System (NPDES) permits should storm water runoff that is channeled and/or conveyed from such sources be discharged into waters of the United States. In May, 2011, the court denied a petition for rehearing, leaving its prior decision in place.  The plaintiff alleged that the defendants violated the CWA by not obtaining EPA permits for stormwater runoff from logging roads into systems of ditches, culverts and channels that is then discharged into forest streams and rivers.  The plaintiff further alleged that timber hauling on logging roads is a major source of sediment that flows through the stormwater collection system.

This decision overturns a long standing EPA rule that had exempted such sources of runoff from CWA permitting. Since 1976, the EPA has promulgated and amended a regulation specifically exempting from NPDES permitting requirements “point source” silviculture activities such as nursery operations, site preparation, reforestation and subsequent silvicultural treatment, thinning, prescribed burning, pest and fire control, harvesting operations, surface drainage, or road construction and maintenance from which there is “natural runoff” (the Silviculture Rule).  Under the Silviculture Rule, the EPA did not require permitting for discharges from ditches, culverts and channels that collect stormwater runoff from logging roads. Instead, these forestry sources of stormwater runoff are regulated by the states, many of which do so by adopting best management practices.

The outcome of the court's decision is uncertain. The Company anticipates that a petition for review will be filed with the United States Supreme Court seeking to appeal the decision. In addition, legislation is being considered in Congress that would restore the Silviculture Rule exemption. However, at this point, it is unclear whether the Supreme Court will hear the case and if it did what the outcome would be. Moreover, it is unclear what the outcome of the Congressional action, if any, will be.

Should the decision stand, its impact on the company and the timber industry is unknown. It is unclear whether the EPA would require NPDES permits for forest roads outside of the area covered by the Ninth Circuit. It is also unclear what, if any, additional regulatory restrictions would be imposed by the NPDES permitting process. Further, if logging and other forest management roads and operations currently within the scope of the Silviculture Rule were placed within the NPDES permitting regime, it is possible that CWA "Total Maximum Daily Load" (TMDL) allocations in various stream drainages, "anti-degradation," and other NPDES requirements could be affected. A significant increase in operational and compliance costs for landowners and operators is possible depending upon the regulatory response to the court's decision.

Results of Operations

Second Quarter 2011 Compared to Second Quarter 2010

The following tables and narrative compare operating results by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2011	2010
Operating Income by Segment
Northern Resources	$3	$3	$—
Southern Resources	15	24	(9)
Real Estate	50	26	24
Manufactured Products	5	10	(5)
Other	4	4	—
Total Segment Operating Income	77	67	10
Other Costs and Eliminations	(14)	(12)	(2)
Other Unallocated Operating Income (Expense), net	—	1	(1)
Operating Income	$63	$56	$7

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.471	$72	0.484	$66
Pulpwood ($/Ton Delivered)	0.244	$40	0.348	$38
Total	0.715		0.832

Revenues decreased by $2 million, or 4%, to $44 million in the second quarter of 2011 compared to the second quarter of 2010. This decrease was due primarily to lower pulpwood harvest volumes ($4 million) and lower sawlog harvest volumes ($1 million), partially offset by higher sawlog prices ($3 million). Pulpwood harvest volumes were 30% lower compared to the second quarter of 2010 due primarily to unusually wet weather in the current quarter that limited access to timberlands.

Sawlog prices were 9% higher in the second quarter of 2011 compared to the second quarter of 2010. Higher sawlog prices were due primarily to the increase in demand from China for the export of sawlogs from the Pacific Northwest. Log shipments from the U.S. to China during the first four months of 2011 increased more than four times over shipments during the same period of the prior year, and we expect favorable demand to continue.

Northern Resources Segment operating income was 7% of its revenues for both the second quarter of 2011 and the second quarter of 2010. Despite higher sawlog prices, operating income was $3 million for both the second quarter of 2011 and the second quarter of 2010 due primarily to higher log and haul costs. On a per ton basis, costs increased 13% ($3 million) due primarily to more expensive harvesting methods, longer hauling distances, and higher fuel costs. Segment costs and expenses decreased by $2 million, or 5%, to $41 million for the second quarter of 2011 due primarily to lower harvest levels, partially offset by higher log and haul costs.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.126	$19	1.122	$23
Pulpwood ($/Ton Stumpage)	1.592	$9	1.448	$12
Total	2.718		2.570

Revenues decreased by $5 million, or 6%, to $84 million in the second quarter of 2011 compared to the second quarter of 2010. This decrease was due primarily to lower pulpwood prices ($5 million) and lower sawlog prices ($4 million), partially offset by higher pulpwood volumes ($4 million). Pulpwood prices were 30% lower on a stumpage basis (12% lower on a delivered basis) in the second quarter of 2011 compared to the second quarter of 2010. Despite favorable paper markets, pulpwood prices declined due primarily to unusually dry harvesting conditions during the first half of 2011 compared to unusually wet harvesting conditions along with the temporary supply-chain disruption in global pulp markets as a result of the February 2010 earthquake in Chile, during the first half of 2010. Pulpwood harvest volumes were 10% higher during the second quarter of 2011 compared to the second quarter of 2010 due primarily to favorable harvesting conditions and good paper markets.

Sawlog prices were 19% lower on a stumpage basis (10% lower on a delivered basis) in the second quarter of 2011 compared to the second quarter of 2010. This decrease was due primarily to an ample supply of logs as a result of favorable harvesting conditions, weak demand and, to a lesser extent, selling a greater proportion of smaller diameter sawlogs. The demand for sawlogs remained weak due to depressed lumber and plywood prices and near record low housing starts. Housing starts in the U.S. were 5% lower during the first six months of 2011 compared to the first six months of 2010.

Southern Resources Segment operating income was 18% of its revenues for the second quarter of 2011 and 27% for the second quarter of 2010. This decrease was due primarily to lower sawlog and pulpwood prices and higher log and haul costs. Segment costs and expenses increased by $4 million, or 6%, to $69 million due primarily to an increase in the cost of fuel. Log and haul costs on a per ton basis increased 9% ($3 million) in the second quarter of 2011 compared to the second quarter of 2010.

Real Estate Segment.

	Quarter Ended June 30, 2011			Quarter Ended June 30, 2010
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	2,695	$4	$1,125	1,950	$2	$1,120
Large Non-Strategic	—	—	—	—	—	—
Conservation	59,425	62	1,050	215	—	1,450
Higher and Better Use / Recreational	6,320	13	2,060	18,175	41	2,210
Development Properties	—	—	—	60	—	5,985
Total	68,440	$79		20,400	$43

Revenues increased by $36 million, or 84%, to $79 million in the second quarter of 2011 compared to the second quarter of 2010. This increase is due primarily to higher revenue from the sale of conservation properties ($62 million) offset in part by a decrease in the number of higher and better use / recreational acres sold ($26 million).

Revenues from the sale of conservation properties increased due primarily to selling large parcels in Florida, Arkansas and Louisiana. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenues from the sale of higher and better use / recreational properties declined due primarily to weak demand and fewer offerings. Demand for higher and better use / recreational properties (especially our higher value properties) remains weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing. As a result of this weak demand, we have focused our listings in markets with lower values and, accordingly, have reduced our listings in markets with higher values to preserve shareholder value.

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

Real Estate Segment operating income was 63% of its second quarter revenues for 2011 compared to 60% for 2010. Real Estate Segment costs and expenses increased by $12 million to $29 million in the second quarter of 2011 due primarily to selling more acres during 2011.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	29,654 MBF	$529	30,813 MBF	$522
Plywood	44,842 MSF	$382	47,002 MSF	$397
Fiberboard	43,070 MSF	$608	50,010 MSF	$607

(A)	Represents product prices at the mill level.

Revenues decreased by $4 million, or 5%, to $74 million in the second quarter of 2011 compared to the second quarter of 2010. This decrease was due primarily to lower MDF sales volume ($5 million).

MDF sales volume was 14% lower during the second quarter of 2011 due primarily to supply disruptions in the prior year, which increased our sales volume. In 2010, the supply of MDF was temporarily constrained due to the February 2010 earthquake in Chile.

Manufactured Products Segment operating income was 7% of its revenues for the second quarter of 2011 compared to 13% of its revenues for the second quarter of 2010. This decrease in operating performance was due primarily to a $2 million gain from the sale of certain lumber manufacturing assets during the second quarter of 2010 and increased manufacturing costs, primarily resin, in our MDF business. The $2 million gain is included in Other Operating Income (Expense), net in the Consolidated Statements of Income for the quarter ended June 30, 2010. Manufactured Products Segment costs and expenses decreased by $1 million, or 1%, to $69 million for the second quarter of 2011 due primarily to lower sales volume, offset in part by higher resin costs ($1 million). We continue to operate our manufacturing facilities at a reduced capacity.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $14 million during the second quarter of 2011 and by $11 million during the second quarter of 2010. The increase of $3 million was due primarily to lower intercompany log profit recognized (in the second quarter of 2011) and higher expenses for professional services. The profit on intercompany log sales is deferred until the lumber and plywood manufacturing facilities convert existing log inventories into finished products and sell them to third parties, at which time intercompany profit is recognized.

Interest Expense, net. Interest expense, net of interest income, increased $1 million, or 3%, to $35 million in the second quarter of 2011.

Provision for Income Taxes. The provision for income taxes was zero for the second quarter of 2011 compared to $2 million for the second quarter of 2010. The decrease in tax expense of $2 million is due primarily to lower operating income of $5 million in our manufacturing business.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following tables and narrative compare operating results by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2011	2010
Operating Income by Segment
Northern Resources	$10	$7	$3
Southern Resources	34	54	(20)
Real Estate	88	88	—
Manufactured Products	9	14	(5)
Other	11	15	(4)
Total Segment Operating Income	152	178	(26)
Other Costs and Eliminations	(30)	(28)	(2)
Other Unallocated Operating Income (Expense), net	1	1	—
Operating Income	$123	$151	$(28)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.977	$70	1.111	$62
Pulpwood ($/Ton Delivered)	0.722	$40	0.875	$38
Total	1.699		1.986

Revenues decreased by $6 million, or 6%, to $99 million in the first six months of 2011 compared to the first six months of 2010. This decrease was due primarily to lower sawlog harvest volumes ($8 million) and lower pulpwood harvest volumes ($6 million), partially offset by higher sawlog prices ($8 million). Sawlog harvest volumes were 12% lower compared to the same period of 2010. During the first half of 2010, we temporarily increased sawlog harvest levels in order to increase the supply of logs at our mills in response to improving lumber and plywood prices and to fulfill commitments under log supply agreements that were deferred in 2009 due to weak product prices. Additionally, sawlog harvest levels were constrained during the first half of 2011 due to unusually heavy snowfall and wet weather. Pulpwood harvest volumes were 17% lower due primarily to our planned decrease in pulpwood harvests and wet weather conditions that limited harvesting. Total harvest levels for all of 2011 are expected to be comparable to the 4.0 million tons harvested during 2010; however, the mix of sawlogs is expected to increase from 54% to approximately 59% to capture favorable prices.

Sawlog prices were 14% higher in the first six months of 2011 compared to the first six months of 2010. Higher sawlog prices were due primarily to the increase in demand from China for the export of sawlogs from the Pacific Northwest. Log shipments from the U.S. to China during the first four months of 2011 increased more than four times over shipments during the same period of the prior year, and we expect favorable demand to continue.

Northern Resources Segment operating income was 10% of its revenues for the first six months of 2011 and 7% for the first six months of 2010. This increase was due primarily to higher sawlog prices. Segment costs and expenses decreased by $9 million, or 9%, to $89 million for the first six months of 2011 due primarily to lower harvest levels, partially offset by higher log and haul costs. On a per ton basis, costs increased 7% ($4 million) in the first six months of 2011 due primarily to more expensive harvesting methods, longer hauling distances, and higher fuel costs.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	2.412	$19	2.396	$23
Pulpwood ($/Ton Stumpage)	3.086	$9	2.974	$13
Total	5.498		5.370

Revenues decreased by $14 million, or 8%, to $173 million in the first six months of 2011 compared to the first six months of 2010. This decrease was due primarily to lower pulpwood prices ($10 million) and lower sawlog prices ($5 million), partially offset by higher pulpwood volumes ($3 million). Pulpwood prices were 29% lower on a stumpage basis (12% lower on a delivered basis) in the first six months of 2011 compared to the first six months of 2010. Despite favorable paper markets, pulpwood prices declined due primarily to unusually dry harvesting conditions during the first half of 2011 compared to unusually wet harvesting conditions, along with the temporary supply-chain disruption of pulp as a result of the February 2010 earthquake in Chile, during the first half of 2010.

Sawlog prices were 16% lower on a stumpage basis (7% lower on a delivered basis) in the first six months of 2011 compared to the first six months of 2010. This decrease was due primarily to an ample supply of logs as a result of favorable harvesting conditions, weak demand and, to a lesser extent, selling a greater proportion of smaller diameter sawlogs. The demand for sawlogs remained weak due to depressed lumber and plywood prices and near record low housing starts. Housing starts in the U.S. were 5% lower during the first six months of 2011 compared to the first six months of 2010.

Pulpwood harvest volumes were 4% higher during the first six months of 2011 compared to the first six months of 2010 due primarily to favorable harvesting conditions and good paper markets. Total harvest levels (sawlogs and pulpwood) for all of 2011 are expected to decrease approximately 3% compared to the 11.5 million tons harvested during 2010; however, the mix of pulpwood (56%) is expected to be comparable to the percentage harvested during 2010.

Southern Resources Segment operating income was 20% of its revenues for the first six months of 2011 and 29% for the first six months of 2010. This decrease was due primarily to lower sawlog and pulpwood prices and higher log and haul costs. Segment costs and expenses increased by $6 million, or 5%, to $139 million due primarily to an increase in the cost of fuel. Log and haul costs on a per ton basis increased 8% ($6 million) in the first six months of 2011 compared to the first six months of 2010.

Real Estate Segment.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	5,255	$6	$1,070	31,590	$28	$900
Large Non-Strategic	30,295	43	1,405	24,310	32	1,320
Conservation	59,760	63	1,055	35,335	19	550
Higher and Better Use / Recreational	14,115	29	2,080	27,255	60	2,185
Development Properties	—	—	—	790	3	3,270
Total	109,425	$141		119,280	$142

Revenues decreased by $1 million to $141 million in the first six months of 2011 compared to the first six months of 2010. Revenue during the first six months of 2011 was primarily from selling large parcels of conservation properties in Florida, Arkansas and Louisiana and approximately 30,000 acres of large non-strategic properties. In comparison, during the first six months of 2010, we sold approximately 83,000 acres in several large sales that included approximately 35,000 acres of conservation properties for $19 million, approximately 23,000 acres of small non-strategic properties for $21 million, and approximately 24,000 acres of large non-strategic properties for $32 million. Additionally, revenues from the sale of higher and better use / recreational acres during the first six months of 2011 decreased by $31 million compared to the same period in the prior year.

Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding,

the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenues from the sale of higher and better use / recreational properties declined due primarily to weak demand and fewer offerings. Demand for higher and better use / recreational properties (especially our higher value properties) remains weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing. As a result of this weak demand, we have focused our listings in markets with lower values and, accordingly, have reduced our listings in markets with higher values to preserve shareholder value.

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

We expect revenues from real estate sales during 2011 to range between $250 million and $300 million which includes selling timberlands that are less strategic to the company (large non-strategic sales).

In both 2011 and 2010, Real Estate Segment operating income was 62% of its first half revenues. Real Estate Segment costs and expenses decreased by $1 million to $53 million in the first half of 2011.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	58,904 MBF	$531	59,604 MBF	$512
Plywood	88,998 MSF	$377	92,106 MSF	$375
Fiberboard	83,760 MSF	$608	85,357 MSF	$599

(A)	Represents product prices at the mill level.

Revenues increased by $3 million, or 2%, to $141 million in the first six months of 2011 compared to the first six months of 2010. This slight increase in revenues was due primarily to higher MDF sales prices ($1 million) and higher lumber sales prices ($1 million), offset in part by lower MDF sales volume ($1 million). The Manufactured Products Segment continues to be impacted by weakness in the U.S. housing market and low levels of demand for wood products.

Manufactured Products Segment operating income was 6% of its revenues for the first six months of 2011 compared to 10% of its revenues for the first six months of 2010. This decrease in operating performance was due primarily to increased raw materials costs and a $2 million gain from the sale of certain lumber manufacturing assets during the second quarter of 2010. The $2 million gain is included in Other Operating Income (Expense), net in the Consolidated Statements of Income for the six months ended June 30, 2010. Manufactured Products Segment costs and expenses increased by $6 million, or 5%, to $132 million for the first six months of 2011 due primarily to higher raw materials costs, consisting mostly of higher resin costs at MDF ($2 million), higher log costs ($1 million) and higher costs of supplies to produce specialty plywood products ($1 million). These cost increases were offset in part by lower sales volume. We continue to operate our manufacturing facilities at a reduced capacity.

Other Segment. Operating income decreased $4 million to $11 million in the first six months of 2011 compared to the first six months of 2010 due primarily to a $5 million operating gain in connection with the termination of a land lease (primarily for the release of mineral rights) in the first quarter of 2010. Partially offsetting the decrease in operating income was a payment of $2 million that we received during the first quarter of 2011 for the settlement of a dispute that related to certain mineral rights. The $2 million and $5 million gains are recorded in our Other Segment and reported as Other Operating Income (Expense), net in our Consolidated Statements of Income.

During the first quarter of 2010, we received cash proceeds of $21 million for the sale of an undivided 50% interest in mineral rights (natural gas reserves on properties located in West Virginia) and to amend an agreement covering existing exploration rights. We allocated $11 million to the sale of mineral rights and $10 million to the modification of exploration rights. The sale of mineral rights is reported as Gain on Sale of Properties, net of tax in our Consolidated Statements of Income and was not included in the Other Segment's operating income. The remaining consideration of $10 million related to the modified exploration rights, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, is being amortized into revenue of the Other Segment over the expected three-year term.

Other Costs and Eliminations. Other costs and eliminations (which consist of corporate overhead and intercompany profit elimination) decreased operating income by $29 million during the first six months of 2011 and by $27 million during the first six months of 2010.

Interest Expense, net. Interest expense, net of interest income, increased $2 million, or 3%, to $70 million in the first six months of 2011. This increase was due primarily to an increase in the proportion of fixed-rate debt outstanding in the first six months of 2011 compared to the same period in the prior year.

Provision for Income Taxes. The provision for income taxes was $1 million for both the first six months of 2011 and the first six months of 2010. During the first six months of 2011, we recorded a valuation allowance of $3 million to reflect the estimated amount of deferred tax assets that may not be realized, which was offset by reduced tax expense from lower operating income of $5 million in our manufacturing business in the current year. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not they will be realized in future periods.

Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At June 30, 2011, we have recorded deferred tax assets of $47 million (net of a $3 million valuation allowance) and deferred tax liabilities of $34 million. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

Gain on Sale of Properties, net of tax. During 2010, we sold an undivided 50% interest in mineral rights (natural gas reserves) on properties located in West Virginia for $11 million. See Other Segment above for detailed discussion of the transaction.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At June 30, 2011, we had a cash balance of $253 million and had availability of $370 million under our line of credit. During the six months ended June 30, 2011, we generated cash from operating activities of $157 million and we refinanced $49 million of maturing 7.83% senior notes with our line of credit. We have summarized our sources and uses of cash in a table near the end of this section.

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2011	2010	Change
Net Cash Provided By Operating Activities	$157	$207	$(50)
Net Cash Used In Investing Activities	(40)	(18)	(22)
Net Cash Used In Financing Activities	(116)	(238)	122
Change in Cash and Cash Equivalents	$1	$(49)	$50

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2011 totaled $157 million compared to $207 million for the same period in 2010. This decrease of $50 million is due primarily to a $24 million working capital change and a combined $22 million decrease in operating income from both of our Resources Segments and our Manufactured Products Segments. See Results of Operations for a discussion of the factors impacting these segments.

We may enter into like-kind (tax-deferred) exchange transactions to sell and acquire timberlands. The unfavorable working capital change is due primarily to the timing of when proceeds from a like-kind exchange escrow account are either reinvested in replacement property or distributed to the company. Proceeds associated with a forward like-kind exchange are either reinvested in like-kind property within 180 days, or if the exchange is not successful, are distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. At June 30, 2011, there are $35 million of proceeds held in a forward like-kind exchange escrow account compared to no proceeds held in a forward like-kind exchange account at December 31, 2010. There were no proceeds in a forward like-kind exchange account at either June 30, 2010 or December 31, 2009.

Capital Expenditures. Capital expenditures (excluding timberland and mineral acquisitions) for the six months ended June 30, 2011 were $29 million compared to $32 million for the same period in 2010. During the second quarter of 2011, we acquired mineral reserves for $12 million. Planned capital expenditures for 2011 (excluding timberland and mineral acquisitions) are expected to be approximately $75 million and include approximately $63 million for our timberlands, $4 million for our manufacturing facilities, $4 million for real estate development investments, and $5 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2011 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

Debt Financing. We strive to maintain a balance sheet that provides the financial flexibility to pursue our strategic objectives. In order to maintain this financial flexibility, our objective is to maintain an investment grade credit rating. This is reflected in our moderate use of debt, established access to credit markets and no material covenant restrictions in our debt agreements that would prevent us from prudently using debt capital. All of our borrowings, except for the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company's wholly-owned operating partnership (“the Partnership”). Furthermore, all of the outstanding indebtedness of the Partnership is unsecured.

Line of Credit. We have a $600 million revolving line of credit agreement that matures in January 2015. As of June 30, 2011, the weighted-average interest rate for the borrowings on the line of credit was 1.65%. The interest rate on the line of credit is based on LIBOR plus 1.50%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. In addition to interest expense on outstanding borrowings, we pay an annual facility fee equal to 0.25% of the entire line regardless of the amount drawn on the line during the year. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of June 30, 2011, we had $227 million of borrowings and $3 million of standby letters of credit outstanding; $370 million remained available for borrowing under our line of credit. As of July 1, 2011, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreement. The company has a $350 million term credit agreement that matures in June 2012. As of June 30, 2011,

the interest rate for the term credit agreement was 0.57%. The interest rate is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants that are substantially the same as those of the revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of June 30, 2011, the company had $309 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of June 30, 2011, the company had publicly issued and outstanding $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt consists of $575 million aggregate principal amount of 4.70% Public Debt which matures in 2021 and 5.875% Public Debt with an aggregate principal amount of $458 million which matures in 2015. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	June 30, 2011	December 31, 2010
Senior Notes
Public Debt	$1,029	$1,029
Private Debt	309	358
Total Senior Notes	$1,338	$1,387

Plum Creek Timber Company, Inc. and the Partnership have filed a shelf registration statement with the Securities and Exchange Commission. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and the Partnership, from time to time, may offer and sell debt securities. The company and the Partnership intend to maintain a shelf registration statement with respect to such securities.

Debt Covenants. Our Senior Notes, Term Credit Agreement and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of June 30, 2011.

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

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At June 30, 2011, our entire cash balance of $253 million is available to make restricted payments.

As of June 30, 2011, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant.  In the next twelve months, we have $395 million of scheduled debt principal payment requirements. We expect to fund these debt payments at or near maturity with new borrowings or a combination of cash and new borrowings. Additionally, we believe that our current cash on hand and cash flows from continuing operations will be sufficient for the next twelve months to fund planned capital expenditures, interest payments on our indebtedness and our dividend.

The following table summarizes our sources and uses of cash for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2011	2010	Change
Sources of Cash:
Operations (A)	$161	$187	$(26)
Changes in Working Capital	(31)	(7)	(24)
Cash Distributions from Timberland Venture	28	28	—
Cash from Stock Option Exercises	9	2	7
Cash from Sale of Properties and Other Assets	—	13	(13)
Increase Debt Obligations, net	12	—	12
Total Sources of Cash	179	223	(44)
Uses of Cash:
Returned to Stockholders:
Dividends	(136)	(136)	—
Common Stock Repurchases	(1)	(51)	50
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (B)	(29)	(32)	3
Timberlands and Minerals Acquired	(12)	—	(12)
Reduce Debt Obligations, net	—	(53)	53
Total Uses of Cash	(178)	(272)	94
Change in Cash and Cash Equivalents	$1	$(49)	$50

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Equity Earnings from Timberland Venture, Gain on Sales of Properties and Other Assets, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes and Other Operating Activities to Net Income.

(B)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland and Mineral Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities, net. Expenditures for Real Estate Development were $1 million and $1 million for each of the six-month periods ending June 30, 2011 and 2010.

Equity. On August 2, 2011, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on August 31, 2011 to stockholders of record on August 16, 2011. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company's ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek's products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At June 30, 2011, $200 million is available for share repurchases under the current Board of Directors' authorization.

Other Information - New Accounting Standards

Presentation of Comprehensive Income. In June 2011, the Financial Accounting Standards Board (“FASB”) revised the manner in which entities present comprehensive income in their financial statements. The new guidance will require entities to report the components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new accounting standard does not change the items that are reported in other comprehensive income. The accounting standard is effective for Plum Creek beginning January 1, 2012. We expect the adoption of this new accounting standard will result in a separate financial statement for comprehensive income and do not expect any impact on our financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures. In May 2011, the FASB issued revised guidance on how to measure fair value and the related disclosures for such fair value measurements. While the revised guidance is largely consistent with existing fair value measurement principles under current accounting standards, the guidance does expand certain disclosure requirements. The revised accounting standard is effective for Plum Creek beginning January 1, 2012. While we are still evaluating the revised standard, we expect to make additional disclosures regarding fair value measurements in our financial statements but do not expect any impact on our financial condition, results of operations or cash flows.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $2.1 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. We also have variable rate debt that is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed and variable rate debt (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value(A)
June 30, 2011
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$46	$3	$250	$3	$462	$579	$1,343	$1,414
Average Interest Rate(C)	5.6%	5.5%	5.4%	5.2%	5.2%	4.7%
Related Party Obligations
Principal Due						$783	$783	$908
Interest Rate						7.4%
Variable Rate Debt(D)		$350					$350	$348
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

June 30, 2010
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	3	$308	$3	$250	$3	$467	$1,034	$1,112
Average Interest Rate(C)	6.7%	6.5%	6.2%	6.1%	5.9%	5.9%
Related Party Obligations
Principal Due						$783	$783	$871
Interest Rate						7.4%
Variable Rate Debt			$600				$600	$577

(A)
The fair value of the company's Public Debt is estimated using market quotes; the fair value of the company's Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The increase in fair value of our fixed rate debt compared to June 30, 2010 (excluding related party debt) was due primarily to the issuance of $575 million of Public Debt in November of 2010, partially offset by principal repayments of $265 million of Private Debt during the twelve month period. The increase in the fair value of our Note Payable to Timberland Venture at June 30, 2011 compared to June 30, 2010 was due primarily to lower market interest rates. In June 2011, credit spreads (the difference between corporate debt rates and treasury rates) were lower than June 2010, resulting in lower market interest rates and a corresponding increase in fair value. The fair value of our floating rate term loan (variable rate debt) as of June 30, 2011 and June 30, 2010 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of June 30, 2011 and June 30, 2010.

(B)	Excludes unamortized discount of $5 million and $6 million at June 30, 2011 and 2010, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)
As of June 30, 2011, the interest rate for the $350 million term credit agreement was 0.57%. The interest rate on the term credit agreement is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. Not included in the above table are borrowings under our $600 million revolving line of credit of $227 million. As of June 30, 2011, the weighted-average interest rate on the $227 million of borrowings was 1.65%. The interest rate on the line of credit is based on LIBOR plus 1.50%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. As of July 1, 2011, all of the borrowings outstanding under our line of credit were repaid.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the second quarter of 2011:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
April 1, 2011 through April 30, 2011	16 shares of common stock	$43.68	— shares of common stock	$ 200 million
May 1, 2011 through May 31, 2011	347 shares of common stock	$43.09	— shares of common stock	$ 200 million
June 1, 2011 through June 30, 2011	— shares of common stock	$—	— shares of common stock	$ 200 million
Total	363 shares of common stock	$43.12	— shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized an additional $200 million share repurchase program, which was publicly announced on August 4, 2010. At June 30, 2011, the remaining share repurchase authorization was $200 million.

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

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2009).

3.3	Amended and Restated Agreement of Limited Partnership of Plum Creek Timberlands, L.P. (Exhibit 3.3 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

12.1	Statements regarding computation of ratios.

31.1	Certification of Rick R. Holley pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: August 5, 2011