Form 10-Q
period 2011-09-30
PLUM CREEK TIMBER CO INC
filed 2011-11-01
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of October 24, 2011 was 161,277,720.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions, Except Per Share Amounts)	2011	2010
REVENUES:
Timber	$154	$145
Real Estate	67	39
Manufacturing	67	70
Other	5	5
Total Revenues	293	259

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	119	108
Real Estate	19	18
Manufacturing	62	62
Other	—	—
Total Cost of Goods Sold	200	188
Selling, General and Administrative	24	20
Total Costs and Expenses	224	208

Other Operating Income (Expense), net	—	—

Operating Income	69	51

Equity Earnings from Timberland Venture	14	15

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	20	20
Interest Expense (Note Payable to Timberland Venture)	14	14
Total Interest Expense, net	34	34

Income before Income Taxes	49	32

Benefit for Income Taxes	(1)	—

Net Income	$50	$32

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.31	$0.20
Net Income per Share – Diluted	$0.31	$0.20

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	161.9	161.6
– Diluted	162.2	161.8

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions, Except Per Share Amounts)	2011	2010
REVENUES:
Timber	$421	$429
Real Estate	208	181
Manufacturing	208	208
Other	15	16
Total Revenues	852	834

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	327	317
Real Estate	68	69
Manufacturing	190	184
Other	1	1
Total Cost of Goods Sold	586	571
Selling, General and Administrative	77	70
Total Costs and Expenses	663	641

Other Operating Income (Expense), net	3	9

Operating Income	192	202

Equity Earnings from Timberland Venture	44	44

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	61	59
Interest Expense (Note Payable to Timberland Venture)	43	43
Total Interest Expense, net	104	102

Income before Income Taxes	132	144

Provision for Income Taxes	—	1

Income from Continuing Operations	132	143

Gain on Sale of Properties, net of tax	—	11

Net Income	$132	$154

PER SHARE AMOUNTS:

Income from Continuing Operations – Basic	$0.81	$0.88
Income from Continuing Operations – Diluted	$0.81	$0.88

Net Income per Share – Basic	$0.81	$0.95
Net Income per Share – Diluted	$0.81	$0.94

Dividends Declared – per Common Share Outstanding	$1.26	$1.26

Weighted-Average Number of Shares Outstanding
– Basic	161.9	162.2
– Diluted	162.2	162.5

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$291	$252
Accounts Receivable	36	21
Inventories	44	49
Deferred Tax Asset	7	7
Assets Held for Sale	34	57
Other Current Assets	15	24
	427	410

Timber and Timberlands, net	3,443	3,405
Property, Plant and Equipment, net	140	146
Equity Investment in Timberland Venture	189	201
Deferred Tax Asset	8	10
Investment in Grantor Trusts (at Fair Value)	36	35
Other Assets	39	44
Total Assets	$4,282	$4,251

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$395	$94
Line of Credit	302	166
Accounts Payable	27	25
Interest Payable	26	23
Wages Payable	16	23
Taxes Payable	17	12
Deferred Revenue	33	25
Other Current Liabilities	8	7
	824	375

Long-Term Debt	1,294	1,643
Note Payable to Timberland Venture	783	783
Other Liabilities	80	76
Total Liabilities	2,981	2,877

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 161.6 at September 30, 2011 and 161.6 at December 31, 2010	2	2
Additional Paid-In Capital	2,258	2,243
Retained Earnings (Accumulated Deficit)	(21)	51
Treasury Stock, at Cost, Common Shares – 26.6 at September 30, 2011 and 26.2 at December 31, 2010	(927)	(911)
Accumulated Other Comprehensive Income (Loss)	(11)	(11)
Total Stockholders’ Equity	1,301	1,374
Total Liabilities and Stockholders’ Equity	$4,282	$4,251

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$132	$154
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	70	72
Basis of Real Estate Sold	57	57
Equity Earnings from Timberland Venture	(44)	(44)
Distributions from Timberland Venture	56	56
Deferred Income Taxes	2	1
Gain on Sale of Properties and Other Assets	—	(13)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	14	5
Pension Plan Contributions	(3)	(4)
Working Capital Changes	—	12
Other	10	16
Net Cash Provided By Operating Activities	294	312

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(43)	(51)
Timberlands and Minerals Acquired	(88)	—
Proceeds from Sale of Properties and Other Assets	—	13
Other	—	1
Net Cash Used In Investing Activities	(131)	(37)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(204)	(205)
Borrowings on Line of Credit	1,097	1,505
Repayments on Line of Credit	(961)	(1,505)
Principal Payments and Retirement of Long-Term Debt	(49)	(53)
Proceeds from Stock Option Exercises	9	2
Acquisition of Treasury Stock	(16)	(51)
Net Cash Used In Financing Activities	(124)	(307)

Increase (Decrease) In Cash and Cash Equivalents	39	(32)
Cash and Cash Equivalents:
Beginning of Period	252	299

End of Period	$291	$267

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At September 30, 2011, the company owned and managed approximately 6.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been indefinitely curtailed). Included in the 6.7 million acres are about 1.0 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.0 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following tables set forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2011	2010
Net Income Available to Common Stockholders	$50	$32
Denominator for Basic Earnings per Share	161.9	161.6
Effect of Dilutive Securities – Stock Options	0.2	0.1
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.2	161.8
Per Share Amounts:
Net Income Per Share – Basic	$0.31	$0.20
Net Income Per Share – Diluted	$0.31	$0.20

	Nine Months Ended September 30,
	2011	2010
Income from Continuing Operations	$132	$143
Gain on Sale of Properties, net of tax	—	11
Net Income Available to Common Stockholders	$132	$154
Denominator for Basic Earnings per Share	161.9	162.2
Effect of Dilutive Securities – Stock Options	0.3	0.2
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.2	162.5
Per Share Amounts – Basic:
Income from Continuing Operations	$0.81	$0.88
Gain on Sale of Properties, net of tax	$—	$0.07
Net Income	$0.81	$0.95
Per Share Amounts – Diluted:
Income from Continuing Operations	$0.81	$0.88
Gain on Sale of Properties, net of tax	$—	$0.07
Net Income	$0.81	$0.94

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

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and nine-month periods ended September 30 (shares in millions):

	Quarter Ended September 30,
	2011	2010
Number of Options	2.0	2.3
Range of Exercise Prices	$35.22 to $43.23	$33.75 to $43.23
Expiration on or before	February 2021	February 2020

	Nine Months Ended September 30,
	2011	2010
Number of Options	1.3	2.1
Range of Exercise Prices	$35.22 to $43.23	$33.75 to $43.23
Expiration on or before	February 2021	February 2020

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Raw Materials (primarily logs)	$6	$12
Work-In-Process	1	1
Finished Goods	25	24
	32	37
Supplies	12	12
Total	$44	$49

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Timber and Logging Roads, net	$2,262	$2,261
Timberlands	1,181	1,144
Timber and Timberlands, net	$3,443	$3,405

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Land, Buildings and Improvements	$86	$84
Machinery and Equipment	315	309
	401	393
Accumulated Depreciation	(261)	(247)
Property, Plant and Equipment, net	$140	$146

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Revolving Line of Credit (B)	302	166
Fixed Rate Debt
Senior Notes	1,339	1,387
Note Payable to Timberland Venture	783	783
Total Debt	2,774	2,686
Less:
Current Portion of Long-Term Debt	395	94
Line of Credit	302	166
Long-Term Portion	$2,077	$2,426

(A)	As of September 30, 2011, the interest rate on the $350 million term credit agreement was 0.60%. This agreement matures July 10, 2012.

(B)
As of September 30, 2011, the weighted-average interest rate for the borrowings on the line of credit was 1.69%. As of September 30, 2011, we had $302 million of borrowings and $2 million of standby letters of credit outstanding; $296 million remained available for borrowing under our $600 million line of credit. As of October 3, 2011, $243 million of the borrowings under our line of credit was repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2011 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2011	161.6	$2	$2,243	$51	$(911)	$(11)	$1,374
Net Income				38			38
Other Comprehensive Income (Loss), net of tax						1	1
Total Comprehensive Income							39
Dividends				(68)			(68)
Stock Option Exercises	0.2	—	7				7
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			2				2
Common Stock Repurchased	—	—			(1)		(1)
March 31, 2011	161.9	$2	$2,252	$21	$(912)	$(10)	$1,353
Net Income				44			44
Other Comprehensive Income (Loss), net of tax						1	1
Total Comprehensive Income							45
Dividends				(68)			(68)
Stock Option Exercises	0.1	—	2				2
Share-based Compensation			2				2
June 30, 2011	162.0	$2	$2,256	$(3)	$(912)	$(9)	$1,334
Net Income				50			50
Other Comprehensive Income (Loss), net of tax						(2)	(2)
Total Comprehensive Income							48
Dividends				(68)			(68)
Share-based Compensation			2				2
Common Stock Repurchased	(0.4)	—			(15)		(15)
September 30, 2011	161.6	$2	$2,258	$(21)	$(927)	$(11)	$1,301

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

	Balance at September 30, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$290	$290
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$326	$326

	Balance at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	30	30
Trading Securities (B)	5	5
Total	$284	$284

(A)
Consists of several money market funds and is included in the $291 million and $252 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010. At September 30, 2011, investments in these mutual funds were approximately 40% in domestic (U.S.) equities, 20% in international equities and 40% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at September 30, 2011 and $5 million at December 31, 2010. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company's debt was approximately $2.95 billion and $2.83 billion at September 30, 2011 and December 31, 2010, respectively, and the carrying amount was $2.77 billion and $2.69 billion at September 30, 2011 and December 31, 2010, respectively. The fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using market quotes. The fair value of the company's Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreement was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month periods ended September 30, 2011 and 2010.

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2011	2010
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Total Pension Cost	$2	$2

	Nine Months Ended September 30,
	2011	2010
Service Cost	$6	$6
Interest Cost	6	6
Expected Return on Plan Assets	(6)	(6)
Total Pension Cost	$6	$6

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

The carrying amount of the investment is $189 million at September 30, 2011 and $201 million at December 31, 2010, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $189 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of Affiliate

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $44 million for the nine-month period ending September 30, 2011, and were $44 million for the nine-month period ending September 30, 2010. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $5 million and $4 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $43 million and $43 million for each of the nine-month periods ended September 30, 2011 and 2010. The table below presents summarized income statement information for the Timberland Venture for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2011	2010
Revenues	$10	$13
Cost of Goods Sold(A)	12	14
Selling, General and Administrative Expenses	2	2
Operating Income (Loss)	(4)	(3)
Interest Income, net	43	43
Net Income before Allocation to Preferred and Common Interests	$39	$40

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $10 million and $13 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total(C)

Quarter Ended September 30, 2011
External Revenues	$61	$93	$67	$67	$5	$293
Intersegment Revenues	7	—	—	—	—	7
Depreciation, Depletion and Amortization	7	14	—	4	—	25
Basis of Real Estate Sold	—	—	14	—	—	14
Operating Income	7	21	46	3	5	82

Quarter Ended September 30, 2010
External Revenues	$52	$93	$39	$70	$5	$259
Intersegment Revenues	5	—	—	—	—	5
Depreciation, Depletion and Amortization	8	12	—	3	—	23
Basis of Real Estate Sold	—	—	14	—	—	14
Operating Income	5	25	19	7	5	61

	Northern Resources	Southern Resources	Real Estate	Manufactured Products(A)	Other(B)	Total(C)

Nine Months Ended September 30, 2011
External Revenues	$155	$266	$208	$208	$15	$852
Intersegment Revenues	12	—	—	—	—	12
Depreciation, Depletion and Amortization	19	37	1	10	—	67
Basis of Real Estate Sold	—	—	57	—	—	57
Other Operating Gain	—	—	—	—	2	2
Operating Income	17	55	134	12	16	234

Nine Months Ended September 30, 2010
External Revenues	$149	$280	$181	$208	$16	$834
Intersegment Revenues	13	—	—	—	—	13
Depreciation, Depletion and Amortization	22	37	1	9	—	69
Basis of Real Estate Sold	—	—	57	—	—	57
Other Operating Gain	1	—	—	2	5	8
Operating Income	12	79	107	21	20	239

(A)
During the second quarter of 2010, the company sold certain lumber manufacturing assets for a gain of $2 million. For the nine months ended September 30, 2010, the $2 million gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
During the first quarter of 2011, the company received a payment of $2 million for the settlement of a dispute that related to certain mineral rights. For the nine months ended September 30, 2011, the $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the first quarter of 2010, the company agreed to terminate a land lease for consideration of $5 million from the

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million for each of the quarterly periods ended September 30, 2011 and September 30, 2010; and $3 million for each of the nine-month periods ended September 30, 2011 and September 30, 2010.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2011	2010
Total Segment Operating Income	$82	$61
Corporate and Other Unallocated Expenses	(13)	(10)
Other Unallocated Operating Income (Expense), net	—	—
Operating Income	69	51
Equity Earnings from Timberland Venture	14	15
Total Interest Expense, net	(34)	(34)
Income before Income Taxes	$49	$32

	Nine Months Ended September 30,
	2011	2010
Total Segment Operating Income	$234	$239
Corporate and Other Unallocated Expenses	(43)	(38)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	192	202
Equity Earnings from Timberland Venture	44	44
Total Interest Expense, net	(104)	(102)
Income before Income Taxes	$132	$144

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Subsequent Events
Quarterly Dividend. On November 1, 2011, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on November 30, 2011 to stockholders of record on November 15, 2011.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in April of 2009 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of September 30, 2011, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1.033 billion aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2011	2010
REVENUES:
Timber	$154	$145
Real Estate	67	39
Manufacturing	67	70
Other	5	5
Total Revenues	293	259

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	119	108
Real Estate	19	18
Manufacturing	62	62
Other	—	—
Total Cost of Goods Sold	200	188
Selling, General and Administrative	24	20
Total Costs and Expenses	224	208

Other Operating Income (Expense), net	—	—

Operating Income	69	51

Equity Earnings from Timberland Venture	14	15

Interest Expense, net	20	20

Income before Income Taxes	63	46

Benefit for Income Taxes	(1)	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	64	46
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)
Net Income Available to Common Interest Partners	$50	$32

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2011	2010
REVENUES:
Timber	$421	$429
Real Estate	208	181
Manufacturing	208	208
Other	15	16
Total Revenues	852	834

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	327	317
Real Estate	68	69
Manufacturing	190	184
Other	1	1
Total Cost of Goods Sold	586	571
Selling, General and Administrative	77	70
Total Costs and Expenses	663	641

Other Operating Income (Expense), net	3	9

Operating Income	192	202

Equity Earnings from Timberland Venture	44	44

Interest Expense, net	61	59

Income before Income Taxes	175	187

Provision for Income Taxes	—	1

Income from Continuing Operations	175	186

Gain on Sale of Properties, net of tax	—	11

Net Income before Allocation to Series T-1 Preferred Interest and Partners	175	197
Net Income Allocable to Series T-1 Preferred Interest	(43)	(43)
Net Income Available to Common Interest Partners	$132	$154

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$291	$252
Accounts Receivable	36	21
Inventories	44	49
Deferred Tax Asset	7	7
Assets Held for Sale	34	57
Other Current Assets	15	24
	427	410

Timber and Timberlands, net	3,443	3,405
Property, Plant and Equipment, net	140	146
Equity Investment in Timberland Venture	189	201
Deferred Tax Asset	8	10
Investment in Grantor Trusts ($36 and $35 at Fair Value in 2011 and 2010)	37	36
Other Assets	39	44
Total Assets	$4,283	$4,252

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$395	$94
Line of Credit	302	166
Accounts Payable	27	25
Interest Payable	19	16
Wages Payable	16	23
Taxes Payable	17	12
Deferred Revenue	33	25
Other Current Liabilities	8	7
	817	368

Long-Term Debt	1,294	1,643
Other Liabilities	81	77
Total Liabilities	2,192	2,088

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,301	1,374
Total Partnership Capital	2,091	2,164
Total Liabilities and Partnership Capital	$4,283	$4,252

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Preferred Partnership Interest and Partners	$175	$197
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	70	72
Basis of Real Estate Sold	57	57
Equity Earnings from Timberland Venture	(44)	(44)
Distributions from Timberland Venture	56	56
Deferred Income Taxes	2	1
Gain on Sale of Properties and Other Assets	—	(13)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	14	5
Pension Plan Contributions	(3)	(4)
Working Capital Changes	—	12
Other	10	16
Net Cash Provided By Operating Activities	337	355

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(43)	(51)
Timberlands and Minerals Acquired	(88)	—
Proceeds from Sale of Properties and Other Assets	—	13
Other	—	1
Net Cash Used In Investing Activities	(131)	(37)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(211)	(254)
Cash Distributions for Series T-1 Preferred Interest	(43)	(43)
Borrowings on Line of Credit	1,097	1,505
Repayments on Line of Credit	(961)	(1,505)
Principal Payments and Retirement of Long-Term Debt	(49)	(53)
Net Cash Used In Financing Activities	(167)	(350)

Increase (Decrease) In Cash and Cash Equivalents	39	(32)
Cash and Cash Equivalents:
Beginning of Period	252	299

End of Period	$291	$267

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

At September 30, 2011, the Operating Partnership owned and managed approximately 6.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been indefinitely curtailed). Included in the 6.7 million acres are about 1.0 million acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 1.0 million acres of higher value timberlands are approximately 800,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Raw Materials (primarily logs)	$6	$12
Work-In-Process	1	1
Finished Goods	25	24
	32	37
Supplies	12	12
Total	$44	$49

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Timber and Logging Roads, net	$2,262	$2,261
Timberlands	1,181	1,144
Timber and Timberlands, net	$3,443	$3,405

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Land, Buildings and Improvements	$86	$84
Machinery and Equipment	315	309
	401	393
Accumulated Depreciation	(261)	(247)
Property, Plant and Equipment, net	$140	$146

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Borrowings

Debt consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Revolving Line of Credit (B)	302	166
Fixed Rate Debt
Senior Notes	1,339	1,387
Total Debt	1,991	1,903
Less:
Current Portion of Long-Term Debt	395	94
Line of Credit	302	166
Long-Term Portion	$1,294	$1,643

(A)	As of September 30, 2011, the interest rate on the $350 million term credit agreement was 0.60%. This agreement matures July 10, 2012.

(B)
As of September 30, 2011, the weighted-average interest rate for the borrowings on the line of credit was 1.69%. As of September 30, 2011, we had $302 million of borrowings and $2 million of standby letters of credit outstanding; $296 million remained available for borrowing under our $600 million line of credit. As of October 3, 2011, $243 million of the borrowings under our line of credit was repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2011 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2011	$790	$1,385	$(11)	$2,164
Net Income before Allocation to Series T-1 Preferred Interest and Partners		52		52
Other Comprehensive Income (Loss), net of tax			1	1
Total Comprehensive Income				53
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(62)		(62)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2
March 31, 2011	$790	$1,363	$(10)	$2,143
Net Income before Allocation to Series T-1 Preferred Interest and Partners		59		59
Other Comprehensive Income (Loss), net of tax			1	1
Total Comprehensive Income				60
Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(66)		(66)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		2		2
June 30, 2011	$790	$1,343	$(9)	$2,124
Net Income before Allocation to Series T-1 Preferred Interest and Partners		64		64
Other Comprehensive Income (Loss), net of tax			(2)	(2)
Total Comprehensive Income				62
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(83)		(83)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2
September 30, 2011	$790	$1,312	$(11)	$2,091

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

	Balance at September 30, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$290	$290
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$326	$326

	Balance at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	30	30
Trading Securities (B)	5	5
Total	$284	$284

(A)
Consists of several money market funds and is included in the $291 million and $252 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010. At September 30, 2011, investments in these mutual funds were approximately 40% in domestic (U.S.) equities, 20% in international equities and 40% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at September 30, 2011 and $5 million at December 31, 2010. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership's debt was approximately $2.05 billion and $1.95 billion at September 30, 2011 and December 31, 2010, respectively, and the carrying amount was $1.99 billion and $1.90 billion at September 30, 2011 and December 31, 2010, respectively. The fair value of the Operating Partnership's Public Debt (publicly

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

issued Senior Notes) is estimated using market quotes. The fair value of the Operating Partnership's Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreement was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month periods ended September 30, 2011 and 2010.

Note 8. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2011	2010
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Total Pension Cost	$2	$2

	Nine Months Ended September 30,
	2011	2010
Service Cost	$6	$6
Interest Cost	6	6
Expected Return on Plan Assets	(6)	(6)
Total Pension Cost	$6	$6

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

The carrying amount of the investment is $189 million at September 30, 2011 and $201 million at December 31, 2010, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $189 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 11. Summarized Income Statement Information of Affiliate

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 10 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $44 million for the nine-month period ending September 30, 2011, and were $44 million for the nine-month period ending September 30, 2010. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $5 million and $4 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The table below presents summarized income statement information for the Timberland Venture for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2011	2010
Revenues	$10	$13
Cost of Goods Sold(A)	12	14
Selling, General and Administrative Expenses	2	2
Operating Income (Loss)	(4)	(3)
Interest Income, net	43	43
Net Income before Allocation to Preferred and Common Interests	$39	$40

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $10 million and $13 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (C)

Quarter Ended September 30, 2011
External Revenues	$61	$93	$67	$67	$5	$293
Intersegment Revenues	7	—	—	—	—	7
Depreciation, Depletion and Amortization	7	14	—	4	—	25
Basis of Real Estate Sold	—	—	14	—	—	14
Operating Income	7	21	46	3	5	82

Quarter Ended September 30, 2010
External Revenues	$52	$93	$39	$70	$5	$259
Intersegment Revenues	5	—	—	—	—	5
Depreciation, Depletion and Amortization	8	12	—	3	—	23
Basis of Real Estate Sold	—	—	14	—	—	14
Operating Income	5	25	19	7	5	61

	Northern Resources	Southern Resources	Real Estate	Manufactured Products(A)	Other (B)	Total (C)

Nine Months Ended September 30, 2011
External Revenues	$155	$266	$208	$208	$15	$852
Intersegment Revenues	12	—	—	—	—	12
Depreciation, Depletion and Amortization	19	37	1	10	—	67
Basis of Real Estate Sold	—	—	57	—	—	57
Other Operating Gain	—	—	—	—	2	2
Operating Income	17	55	134	12	16	234

Nine Months Ended September 30, 2010
External Revenues	$149	$280	$181	$208	$16	$834
Intersegment Revenues	13	—	—	—	—	13
Depreciation, Depletion and Amortization	22	37	1	9	—	69
Basis of Real Estate Sold	—	—	57	—	—	57
Other Operating Gain	1	—	—	2	5	8
Operating Income	12	79	107	21	20	239

(A)
During the second quarter of 2010, the Operating Partnership sold certain lumber manufacturing assets for a gain of $2 million. For the nine months ended September 30, 2010, the $2 million gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
During the first quarter of 2011, the Operating Partnership received a payment of $2 million for the settlement of a dispute that related to certain mineral rights. For the nine months ended September 30, 2011, the $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

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

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $1 million for each of the quarterly periods ended September 30, 2011 and September 30, 2010; and $3 million for each of the nine-month periods ended September 30, 2011 and September 30, 2010.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2011	2010
Total Segment Operating Income	$82	$61
Corporate and Other Unallocated Expenses	(13)	(10)
Other Unallocated Operating Income (Expense), net	—	—
Operating Income	69	51
Equity Earnings from Timberland Venture	14	15
Interest Expense, net	(20)	(20)
Income before Income Taxes	$63	$46

	Nine Months Ended September 30,
	2011	2010
Total Segment Operating Income	$234	$239
Corporate and Other Unallocated Expenses	(43)	(38)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	192	202
Equity Earnings from Timberland Venture	44	44
Interest Expense, net	(61)	(59)
Income before Income Taxes	$175	$187

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Operating Partnership has borrowed and has currently outstanding $2.0 billion principal amount of debt, including $1.0 billion of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 11 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

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

The outcome of the court's decision is uncertain. A petition for review has been filed with the United States Supreme Court seeking to appeal the decision. In addition, legislation is being considered in Congress that would restore the Silviculture Rule exemption.

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

Results of Operations

Third Quarter 2011 Compared to Third Quarter 2010

The following tables and narrative compare operating results by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2011	2010
Operating Income by Segment
Northern Resources	$7	$5	$2
Southern Resources	21	25	(4)
Real Estate	46	19	27
Manufactured Products	3	7	(4)
Other	5	5	—
Total Segment Operating Income	82	61	21
Other Costs and Eliminations	(13)	(10)	(3)
Operating Income	$69	$51	$18

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.661	$71	0.537	$66
Pulpwood ($/Ton Delivered)	0.500	$42	0.517	$39
Total	1.161		1.054

Revenues increased by $11 million, or 19%, to $68 million in the third quarter of 2011 compared to the third quarter of 2010. This increase was due primarily to higher sawlog harvest volumes ($8 million) and higher sawlog prices ($4 million).

Sawlog harvest volumes were 23% higher in the third quarter of 2011 compared to the third quarter of 2010. This increase was due primarily to a temporary reduction in harvest levels during the third quarter of 2010. During 2010, we accelerated harvests from the second half of 2010 into the first six months of 2010 in response to improving lumber and plywood prices and to fulfill commitments under log supply agreements that were deferred in 2009 due to weak product prices. Sawlog prices were 7% higher in the third quarter of 2011 due primarily to the increase in demand from China for the export of sawlogs from the Pacific Northwest. Log shipments from the U.S. to China during the first seven months of 2011 increased more than three times over shipments during the same period of the prior year.

Northern Resources Segment operating income was 10% of its revenues for the third quarter of 2011 and 9% for the third quarter of 2010 due primarily to higher sawlog prices, partially offset by higher log and haul costs. On a per ton basis, costs increased 14% ($5 million) due primarily to more expensive harvesting methods, longer hauling distances, and higher fuel costs. Segment costs and expenses increased by $9 million, or 17%, to $61 million for the third quarter of 2011 due primarily to higher log and haul costs and higher harvest volume.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.289	$20	1.209	$23
Pulpwood ($/Ton Stumpage)	1.833	$9	1.674	$11
Total	3.122		2.883

Revenues were flat at $93 million in the third quarter of 2011 compared to the third quarter of 2010 as higher pulpwood volumes ($4 million) and sawlog volumes ($3 million) were offset by lower pulpwood prices ($3 million) and lower sawlog prices ($3 million). Pulpwood harvest volumes were 9% higher during the third quarter of 2011 and sawlog harvest volumes were 7% higher compared to the same period in the prior year. These increases were due primarily to favorable harvesting conditions and good demand for pulpwood as a result of customers building log inventories in anticipation of winter weather-related harvesting constraints.

Pulpwood prices were 17% lower on a stumpage basis (7% lower on a delivered basis) in the third quarter of 2011 compared to the third quarter of 2010. This decrease was due primarily to an ample supply of pulpwood as a result of favorable harvesting conditions during 2011 compared to a limited supply in the prior year due to weather-related harvesting constraints.

Sawlog prices were 16% lower on a stumpage basis (7% lower on a delivered basis) in the third quarter of 2011 compared to the third quarter of 2010. This decrease was due primarily to an ample supply of logs as a result of favorable harvesting conditions, weak demand and, to a lesser extent, selling a greater proportion of smaller diameter sawlogs. The demand for sawlogs remained weak due to depressed plywood and lumber prices and near record low housing starts.

Southern Resources Segment operating income was 23% of its revenues for the third quarter of 2011 and 27% for the third quarter of 2010. This decrease was due primarily to lower sawlog and pulpwood prices and higher log and haul costs. Segment costs and expenses increased by $4 million, or 6%, to $72 million due primarily to an increase in the cost of fuel. Log and haul costs on a per ton basis increased 7% ($3 million) in the third quarter of 2011 compared to the third quarter of 2010.

Real Estate Segment.

	Quarter Ended September 30, 2011			Quarter Ended September 30, 2010
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	11,525	$14	$1,230	10,270	$11	$1,025
Large Non-Strategic	—	—	—	—	—	—
Conservation	370	—	1,270	2,870	5	1,865
Higher and Better Use / Recreational	24,500	48	1,950	9,870	23	2,335
Development Properties	20	—	6,405	—	—	—
Conservation Easements	n/a	5	460	n/a	—	—
Total	36,415	$67		23,010	$39

Revenues increased by $28 million, or 72%, to $67 million in the third quarter of 2011 compared to the third quarter of 2010. This increase is due primarily to an increase in the number of acres of higher and better use / recreational properties sold ($34 million), offset in part by a decrease in the average sales realization per acre for higher and better use / recreational properties ($9 million).

Revenues from higher and better use / recreational properties increased due primarily to selling a large parcel of approximately 16,400 acres in the U.S. South for approximately $30 million. Our other higher and better use / recreational properties sold for an average per acre price of $2,240 during the third quarter of 2011 compared to an average price of $2,335 during the third quarter of 2010. Demand for higher and better use / recreational properties (especially our higher value properties) remains weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing.

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

Real Estate Segment operating income was 69% of its third quarter revenues for 2011 compared to 49% for 2010. This increase was due primarily to having a greater percentage of the third quarter of 2011 real estate revenue from higher and better use / recreational sales and revenue of $5 million from a conservation easement for which there is no book basis included in cost of goods sold. Real Estate Segment costs and expenses increased by $1 million to $21 million in the third quarter of 2011.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	29,979 MBF	$493	29,305 MBF	$490
Plywood	41,632 MSF	$382	44,223 MSF	$388
Fiberboard	38,485 MSF	$607	39,394 MSF	$629

(A)	Represents product prices at the mill level.

Revenues decreased by $3 million, or 4%, to $67 million in the third quarter of 2011 compared to the third quarter of 2010. This decrease in revenues was due primarily to lower plywood sales volume ($2 million) and lower MDF prices ($1 million).

Plywood sales volume was 6% lower during the third quarter of 2011 compared to the same period in the prior year due primarily to weaker demand. The demand for plywood has weakened due primarily to the slowing U.S. economy and declining consumer confidence.

Manufactured Products Segment operating income was 4% of its revenues for the third quarter of 2011 compared to 10% of its revenues for the third quarter of 2010. This decrease in operating performance was due primarily to decreases in plywood sales volumes and MDF prices. Manufactured Products Segment costs and expenses increased by $1 million, or 2%, to $64 million for the third quarter of 2011. We continue to operate our manufacturing facilities at a reduced capacity.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $13 million during the third quarter of 2011 and by $10 million during the third quarter of 2010. The increase of $3 million was due primarily to higher legal and regulatory compliance costs and higher share-based compensation expense.

Interest Expense, net. Interest expense, net of interest income, was $34 million in the third quarters of 2011 and 2010.

Benefit for Income Taxes. The benefit for income taxes was $1 million for the third quarter of 2011 compared to zero for the third quarter of 2010. This benefit of $1 million is due primarily to lower operating income of $4 million in our manufacturing business.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following tables and narrative compare operating results by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2011	2010
Operating Income by Segment
Northern Resources	$17	$12	$5
Southern Resources	55	79	(24)
Real Estate	134	107	27
Manufactured Products	12	21	(9)
Other	16	20	(4)
Total Segment Operating Income	234	239	(5)
Other Costs and Eliminations	(43)	(38)	(5)
Other Unallocated Operating Income (Expense), net	1	1	—
Operating Income	$192	$202	$(10)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.638	$70	1.648	$63
Pulpwood ($/Ton Delivered)	1.222	$41	1.392	$38
Total	2.860		3.040

Revenues increased by $5 million, or 3%, to $167 million in the first nine months of 2011 compared to the first nine months of 2010. This increase was due primarily to higher sawlog prices ($12 million) partially offset by lower pulpwood harvest volumes ($7 million).

Sawlog prices were 12% higher in the first nine months of 2011 compared to the first nine months of 2010. Higher sawlog prices were due primarily to the increase in demand from China for the export of sawlogs from the Pacific Northwest. Log shipments from the U.S. to China during the first seven months of 2011 increased more than three times over shipments during the same period of the prior year.

Pulpwood harvest volumes were 12% lower due primarily to our planned decrease in pulpwood harvests. Total harvest levels for all of 2011 are expected to be comparable to the 4.0 million tons harvested during 2010; however, the mix of sawlogs is expected to increase from 54% to approximately 59% to capture favorable prices.

Northern Resources Segment operating income was 10% of its revenues for the first nine months of 2011 and 7% for the first nine months of 2010. This increase was due primarily to higher sawlog prices. Segment costs and expenses were $150 million for both the first nine months of 2011 and 2010. Segment costs were flat despite lower harvest levels due to an increase in the log and haul rate per ton. On a per ton basis, costs increased 10% ($9 million) in the first nine months of 2011 due primarily to more expensive harvesting methods, longer hauling distances, and higher fuel costs.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	3.701	$19	3.605	$23
Pulpwood ($/Ton Stumpage)	4.919	$9	4.648	$12
Total	8.620		8.253

Revenues decreased by $14 million, or 5%, to $266 million in the first nine months of 2011 compared to the first nine months of 2010. This decrease was due primarily to lower pulpwood prices ($13 million) and lower sawlog prices ($8 million), partially offset by higher pulpwood volumes ($7 million). Pulpwood prices were 25% lower on a stumpage basis (10% lower on a delivered basis) in the first nine months of 2011 compared to the first nine months of 2010. This decrease was due primarily to unusually dry harvesting conditions during the first nine months of 2011 compared to unusually wet harvesting conditions, along with the temporary supply-chain disruption of pulp as a result of the February 2010 earthquake in Chile, during the first nine months of 2010.

Sawlog prices were 16% lower on a stumpage basis (7% lower on a delivered basis) in the first nine months of 2011 compared to the first nine months of 2010. This decrease was due primarily to an ample supply of logs as a result of favorable harvesting conditions, weak demand and, to a lesser extent, selling a greater proportion of smaller diameter sawlogs. The demand for sawlogs remained weak due to depressed lumber and plywood prices and near record low housing starts. Housing starts in the U.S. were 4% lower during the first nine months of 2011 compared to the first nine months of 2010.

Pulpwood harvest volumes were 6% higher during the first nine months of 2011 compared to the first nine months of 2010 due primarily to favorable harvesting conditions and good demand for pulpwood during the past several months as a result of customers building log inventories in anticipation of winter weather-related harvesting constraints. Total harvest levels (sawlogs and pulpwood) and mix for all of 2011 are expected to be comparable to the 11.5 million tons and mix harvested during 2010.

Southern Resources Segment operating income was 21% of its revenues for the first nine months of 2011 and 28% for the first nine months of 2010. This decrease was due primarily to lower sawlog and pulpwood prices and higher log and haul costs. Segment costs and expenses increased by $10 million, or 5%, to $211 million due primarily to an increase in the cost of fuel. Log and haul costs on a per ton basis increased 8% ($9 million) in the first nine months of 2011 compared to the first nine months of 2010.

Real Estate Segment.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	16,780	$20	$1,180	41,860	$39	$930
Large Non-Strategic	30,295	43	1,405	24,310	32	1,320
Conservation	60,130	63	1,055	38,205	25	650
Higher and Better Use / Recreational	38,615	77	2,000	37,125	82	2,225
Development Properties	20	—	6,405	790	3	3,270
Conservation Easements	n/a	5	460	n/a	—	—
Total	145,840	$208		142,290	$181

Revenues increased by $27 million, or 15%, to $208 million in the first nine months of 2011 compared to the same period in the prior year. Revenue during the first nine months of 2011 was primarily from selling large parcels of conservation properties in Florida, Arkansas and Louisiana and approximately 30,000 acres of large non-strategic properties. In comparison, during the first nine months of 2010, we sold approximately 83,000 acres in several large sales that included approximately 35,000 acres of conservation properties, approximately 23,000 acres of small non-strategic properties, and approximately 24,000 acres of large non-strategic properties. The acres of higher and better use / recreational properties sold each period was comparable and in both periods included the sale of large parcels. Markets remain weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing.

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

We expect revenues from real estate sales during 2011 to range between $290 million and $305 million which includes selling timberlands that are less strategic to the company (large non-strategic sales).

Real Estate Segment operating income was 64% of its revenues for the first nine months of 2011 compared to 59% for 2010. Real Estate Segment costs and expenses were $74 million for the first nine months of 2011 and 2010.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	88,883 MBF	$518	88,909 MBF	$505
Plywood	130,630 MSF	$378	136,329 MSF	$379
Fiberboard	122,245 MSF	$608	124,751 MSF	$608

(A)	Represents product prices at the mill level.

Revenues were flat at $208 million for the first nine months of 2011 compared to the first nine months of 2010 as lower MDF sales volumes ($2 million) and lower plywood sales volumes ($1 million) were mostly offset by higher lumber sales prices ($1 million). The Manufactured Products Segment continues to be impacted by weakness in the U.S. housing market and low levels of demand for wood products.

Manufactured Products Segment operating income was 6% of its revenues for the first nine months of 2011 compared to 10% of its revenues for the first nine months of 2010. This decrease in operating performance was due primarily to increased raw materials costs and a $2 million gain from the sale of certain lumber manufacturing assets during the first nine months of 2010. The $2 million gain is included in Other Operating Income (Expense), net in the Consolidated Statements of Income for the nine months ended September 30, 2010. Manufactured Products Segment costs and expenses increased by $7 million, or 4%, to $196 million for the first nine months of 2011 due primarily to higher raw materials costs, consisting mostly of higher resin costs at MDF ($2 million), higher costs of supplies to produce specialty plywood products ($2 million) and higher log costs ($1 million). We continue to operate our manufacturing facilities at a reduced capacity.

Other Segment. Operating income decreased $4 million to $16 million in the first nine months of 2011 compared to the first nine months of 2010 due primarily to a $5 million operating gain in connection with the termination of a land lease (primarily for the release of mineral rights) in the first quarter of 2010. Partially offsetting the decrease in operating income was a payment of $2 million that we received during the first quarter of 2011 for the settlement of a dispute that related to certain mineral rights. The $2 million and $5 million gains are recorded in our Other Segment and reported as Other Operating Income (Expense), net in our Consolidated Statements of Income.

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

Other Costs and Eliminations. Other costs and eliminations (which consist of corporate overhead and intercompany profit elimination) decreased operating income by $42 million during the first nine months of 2011 and by $37 million during the first nine months of 2010. The increase of $5 million was due primarily to higher legal and regulatory compliance costs ($2 million) and higher share-based compensation expense ($2 million).

The increase in share-based compensation expense in 2011 is due primarily to fair value adjustments. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Interest Expense, net. Interest expense, net of interest income, increased $2 million, or 2%, to $104 million in the first nine months of 2011. This increase was due primarily to an increase in the proportion of fixed-rate debt outstanding in the first nine months of 2011 compared to the same period in the prior year. Current interest rates on our fixed-rate debt are higher than interest rates on our variable-rate debt.

Provision for Income Taxes. The provision for income taxes was zero for the first nine months of 2011 compared to $1 million for the first nine months of 2010. This decrease in tax expense of $1 million was due primarily to a $9 million decrease in operating income from our manufacturing business during the first nine months of 2011 compared to the same period in the prior year (resulting in lower tax expense of $4 million), offset in part by a $3 million valuation allowance recorded during the first nine months of 2011. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets for which we do not believe it is more likely than not they will be realized in future periods.

Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At September 30, 2011, we have recorded deferred tax assets of $47 million (net of a $3 million valuation allowance) and deferred tax liabilities of $32 million. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

Gain on Sale of Properties, net of tax. During 2010, we sold an undivided 50% interest in mineral rights (natural gas reserves) on properties located in West Virginia for $11 million. See Other Segment above for detailed discussion of the transaction.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At September 30, 2011, we had a cash balance of $291 million and had availability of $296 million under our line of credit. During the nine months ended September 30, 2011, we generated cash from operating activities of $294 million and we refinanced $49 million of maturing 7.83% senior notes with our line of credit. We have summarized our sources and uses of cash in a table near the end of this section.

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2011	2010	Change
Net Cash Provided By Operating Activities	$294	$312	$(18)
Net Cash Used In Investing Activities	(131)	(37)	(94)
Net Cash Used In Financing Activities	(124)	(307)	183
Change in Cash and Cash Equivalents	$39	$(32)	$71

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2011 totaled $294 million and was generally comparable to the $312 million we generated during the nine months ended September 30, 2010.

Capital Expenditures. Capital expenditures (excluding timberland and mineral acquisitions) for the nine months ended September 30, 2011 were $45 million compared to $52 million for the same period in 2010. These amounts include $2 million and $1 million of real estate development expenditures for each of the nine month periods ended September 30, 2011 and 2010, respectively. During the first nine months of 2011, we acquired timberlands and mineral reserves for $88 million. Planned capital expenditures for 2011 (excluding timberland and mineral acquisitions) are expected to be approximately $75 million and include approximately $62 million for our timberlands, $4 million for our manufacturing facilities, $3 million for real estate development investments, and $6 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2011 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

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

Line of Credit. We have a $600 million revolving line of credit agreement that matures in January 2015. As of September 30, 2011, the weighted-average interest rate for the borrowings on the line of credit was 1.69%. The interest rate on the line of credit is based on LIBOR plus 1.50%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. In addition to interest expense on outstanding borrowings, we pay an annual facility fee equal to 0.25% of the entire line regardless of the amount drawn on the line during the year. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of September 30, 2011, we had $302 million of borrowings and $2 million of standby letters of credit outstanding; $296 million remained available for borrowing under our line of credit. As of October 3, 2011, $243 million of the borrowings outstanding under our line of credit was repaid.

Term Credit Agreement. The company has a $350 million term credit agreement that matures in July 2012. As of September 30, 2011, the interest rate for the term credit agreement was 0.60%. The interest rate is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants that are substantially the same as those of the revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of September 30, 2011, the company had $310 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of September 30, 2011, the company had publicly issued and outstanding $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt consists of $575 million aggregate principal amount of 4.70% Public Debt which matures in 2021 and 5.875% Public Debt with an aggregate principal amount of $458 million which matures in 2015. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Senior Notes
Public Debt	$1,029	$1,029
Private Debt	310	358
Total Senior Notes	$1,339	$1,387

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

Debt Covenants. Our Senior Notes, Term Credit Agreement and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of September 30, 2011.

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

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At September 30, 2011, our entire cash balance of $291 million is available to make restricted payments.

As of September 30, 2011, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

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

The following table summarizes our sources and uses of cash for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2011	2010	Change
Sources of Cash:
Operations (A)	$243	$249	$(6)
Changes in Working Capital	—	12	(12)
Cash Distributions from Timberland Venture	56	56	—
Cash from Stock Option Exercises	9	2	7
Cash from Sale of Properties and Other Assets	—	13	(13)
Other Cash Changes, net	—	1	(1)
Increase Debt Obligations, net	87	—	87
Total Sources of Cash	395	333	62
Uses of Cash:
Returned to Stockholders:
Dividends	(204)	(205)	1
Common Stock Repurchases	(16)	(51)	35
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (B)	(45)	(52)	7
Timberlands and Minerals Acquired	(88)	—	(88)
Meet our Pension Obligations:
Pension Contributions	(3)	(4)	1
Reduce Debt Obligations, net	—	(53)	53
Total Uses of Cash	(356)	(365)	9
Change in Cash and Cash Equivalents	$39	$(32)	$71

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Equity Earnings from Timberland Venture, Gain on Sales of Properties and Other Assets, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes and Other Operating Activities (excluding Expenditures for Real Estate Development - see Footnote B) to Net Income.

(B)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland and Mineral Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities. Expenditures for Real Estate Development were $2 million and $1 million for the nine month periods ending September 30, 2011 and 2010, respectively.

Equity. On November 1, 2011, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on November 30, 2011 to stockholders of record on November 15, 2011. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company's ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek's products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. For the nine months ended September 30, 2011, we repurchased 0.4 million shares of common stock at a total cost of $15 million, or an average cost per share of $34.80. At September 30, 2011, $185 million was available for share repurchases under the current Board of Directors' authorization. Subsequent to September 30, 2011, we repurchased an additional 0.3 million shares of common stock at a total cost of $10 million, or an average cost per share of $34.88. Following these repurchases, $175 million is available for share repurchases under the current Board of Directors' authorization.

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

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value(A)
September 30, 2011
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$46	$3	$250	$3	$462	$579	$1,343	$1,400
Average Interest Rate(C)	5.6%	5.5%	5.4%	5.2%	5.2%	4.7%
Related Party Obligations
Principal Due						$783	$783	$901
Interest Rate						7.4%
Variable Rate Debt(D)		$350					$350	$348
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

September 30, 2010
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	3	$308	$3	$250	$3	$467	$1,034	$1,121
Average Interest Rate(C)	6.7%	6.5%	6.2%	6.1%	5.9%	5.9%
Related Party Obligations
Principal Due						$783	$783	$894
Interest Rate						7.4%
Variable Rate Debt			$600				$600	$587

(A)
The fair value of the company's Public Debt is estimated using market quotes; the fair value of the company's Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The increase in fair value of our fixed rate debt compared to September 30, 2010 (excluding related party debt) was due primarily to the issuance of $575 million of Public Debt in November of 2010, partially offset by principal repayments of $265 million of Private Debt during the twelve month period and an increase in credit spreads (the difference between corporate debt rates and treasury rates). Despite a decline in treasury rates, increased credit spreads for debt with similar maturities led to higher market interest rates, on average, at September 30, 2011, resulting in a slight decrease in fair value. In contrast, the decline in treasury rates exceeded the increase in credit spreads for debt with a similar maturity for our Note Payable to Timberland Venture, resulting in an increase in the fair value at September 30, 2011 compared to September 30, 2010.

The fair value of our floating rate term loan (variable rate debt) as of September 30, 2011 and September 30, 2010 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of September 30, 2011 and September 30, 2010.

(B)	Excludes unamortized discount of $4 million and $6 million at September 30, 2011 and 2010, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)
As of September 30, 2011, the interest rate for the $350 million term credit agreement was 0.60%. The interest rate on the term credit agreement is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. Not included in the above table are borrowings under our $600 million revolving line of credit of $302 million. As of September 30, 2011, the weighted-average interest rate on the $302 million of borrowings was 1.69%. The interest rate on the line of credit is based on LIBOR plus 1.50%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. As of October 3, 2011, $243 million of the borrowings under our line of credit was repaid.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the third quarter of 2011:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
July 1, 2011 through July 31, 2011	150 shares of common stock	$41.31	— shares of common stock	$ 200 million
August 1, 2011 through August 31, 2011	— shares of common stock	$—	— shares of common stock	$ 200 million
September 1, 2011 through September 30, 2011	419,200 shares of common stock	$34.80	419,200 shares of common stock	$ 185 million
Total	419,350 shares of common stock	$34.81	419,200 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At September 30, 2011, the remaining share repurchase authorization was $185 million. Subsequent to September 30, 2011, we repurchased an additional 0.3 million shares of common stock at a total cost of $10 million, or an average cost per share of $34.88. Following these repurchases, $175 million is available for share repurchases under the current Board of Directors' authorization.

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

INDEX TO EXHIBITS

Exhibit Designation	Nature of Exhibit

2.1	Contribution Agreement dated as of August 22, 2008 between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.2
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

Date: November 1, 2011