Form 10-K
period 2011-12-31
PLUM CREEK TIMBER CO INC
filed 2012-02-24
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☒         Accelerated filer    ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2011, was $6,543,356,610. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock, as of February 15, 2012 was 161,406,910.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2012 Annual Meeting of Shareholders to be held on May 8, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2011

Table of Contents	PART I / ITEM 1

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

PLUM CREEK 2011 FORM 10-K | 1

Table of Contents	PART I / ITEM 1

timber is also impacted by the amounts of pulp and paper products, lumber, panel and other wood products that are imported into the United States. Significant factors determining the volume of products shipped into the United States by foreign producers are currency valuation shifts as well as tariffs and quotas. Demand for lumber and logs and the volume of products that are shipped from the United States (exports) are also impacted by macroeconomic conditions in foreign markets, primarily China, Canada, Japan and Mexico. In addition to these historically significant factors, the demand for timber may also be affected by emerging markets for wood-based biofuel and bioenergy.

Our Business

We are the largest private timberland owner in the United States. As of December 31, 2011, we owned 6.6 million acres of timberlands located in 19 states. Our objective is to maximize the long-term value of these assets. We analyze each timberland acre comprehensively to understand its highest-valued use. We realize these values in many different ways, including harvesting the trees, selling the timberland or converting our trees to lumber, plywood and other wood products.

Our timberlands are well diversified, not only geographically, but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. In addition, our Other Segment includes our natural resource businesses that focus on opportunities for oil and natural gas production, mineral extraction, wind power and communication and transportation rights of way. The Real Estate Segment comprises our sales of higher and better use timberlands (some of which are sold through our wholly-owned taxable REIT subsidiaries), and sales of non-strategic timberlands, including sales of large blocks of timberlands. Our Real Estate Segment includes development of certain properties, internally and through a third party joint venture.

Our Manufactured Products Segment, also conducted through our wholly-owned taxable REIT subsidiaries, includes two lumber mills (of which one mill is curtailed until markets improve), two plywood mills, two medium density fiberboard (“MDF”) production lines, one lumber remanufacturing facility in Idaho and one lumber remanufacturing facility in Montana (which is curtailed until markets improve). The Montana facilities, strategically located near our timberlands, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF.

Our Strategies for Growing Asset Value

Our strategies for growing asset value are guided by our disciplined focus to maximize the long-term value of our assets across our geographically diverse ownership. We seek to maximize the long-term value by managing our 6.6 million acres with the ultimate best use in mind. We strive to optimize our resource base through intensive resource management, disciplined acquisitions and dispositions and practicing environmentally responsible resource management.

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

PLUM CREEK 2011 FORM 10-K | 2

Table of Contents	PART I / ITEM 1

Disciplined Acquisitions and Dispositions. We estimate that included in the company’s 6.6 million acres of timberlands are approximately 900,000 acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the company identified approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands will continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

We may sell or exchange timberlands that have high environmental or other public values and reinvest in timberlands that are more suitable for commercial timber management. In addition, we may sell conservation easements that limit development rights, but ensure that the timberlands will be maintained as a working forest in perpetuity. We may also sell or exchange timberlands that are less strategic to the company to other forest products companies or non-industrial investors.

Our disciplined acquisition and disposition strategy has allowed us to expand and diversify our timberland holdings. In 1989, our timber holdings were 1.4 million acres compared to 6.6 million acres at December 31, 2011. This growth through acquisitions has enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations. We expect that any future acquisitions of timberland would be in or near one or more of the timber producing areas of the United States, including, but not limited to, in or near states in which we currently own timberlands.
The table below summarizes acquisitions and dispositions by Plum Creek:

(dollars in millions)	2011 (A)	2010 (B)	2009 (C)
Acquisitions
Purchase Price	$101	$—	$—
Acres	59,000	—	—
Dispositions
Acres	185,000	258,000	297,000

(A)
Acquired timberlands consist primarily of 50,000 acres located in Alabama and Georgia. Dispositions included 45,000 acres located in the Northern Resources Segment and 140,000 acres in the Southern Resources Segment.

(B)	There were no significant timberland acquisitions in 2010. Dispositions included 142,000 acres located in the Northern Resources Segment and 116,000 acres in the Southern Resources Segment.

(C)	There were no significant timberland acquisitions in 2009. Dispositions included 248,000 acres located in the Northern Resources Segment and 49,000 acres in the Southern Resources Segment.

Environmentally Responsible Resource Management. We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. We follow the principles of the Sustainable Forestry Initiative® program (“SFISM”) which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. These principles are reflected in our habitat planning efforts. We currently have three major conservation agreements under which we manage approximately 1.2 million acres of our timberlands. Our forestry practices on all of our timberlands have been independently audited and certified under the SFISM program. Our manufacturing business follows a set of internally developed environmental principles. See “Federal and State Regulations” below.

Segment Information

Certain financial information for each business segment is included in Note 19 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

PLUM CREEK 2011 FORM 10-K | 3

Table of Contents	PART I / ITEM 1

Northern Resources Segment

As of December 31, 2011, the Northern Resources Segment encompassed approximately 3.3 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin, and contained an estimated 108 million tons of standing timber. Consistent with industry practices in the North, Plum Creek’s estimated inventory of standing timber includes deductions for visible and hidden defect. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Timber harvested in the Northern Resources Segment is sold predominately as delivered logs to domestic mills and, in Montana, is also used in our manufacturing facilities. Competitors in the domestic log market include the United States Forest Service, the Bureau of Land Management, the Bureau of Indian Affairs, the British Columbia Ministry of
Forests, and numerous private individuals, domestic and foreign industrial timberland owners, and state agencies located in the regions in which we operate. In the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally will include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on price, on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, on our status as a Sustainable Forestry Initiative® certified supplier, and on our ability to maintain qualified independent logging and hauling contractors.

The Northern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specified volume of timber to certain manufacturing facilities in the U.S. We had the following supply agreements in the Northern Resources Segment as of December 31, 2011:

Company	Location	Product Type	Price	Expiration Date
Verso Paper Corp. (A)	Maine	Pulpwood	Market Prices	December 31, 2013
Moose River Company, Inc. (B)	Maine	Sawlogs	Market Prices	June 30, 2013
Escanaba Paper Company (B)	Michigan	Pulpwood	Market Prices	December 31, 2016
Swanson Group, Inc. (C)	Oregon	Sawlogs	Market Prices	November 15, 2021
Sappi, Ltd. (D)	Maine	Pulpwood	Market Prices	November 30, 2023

(A)May be mutually extended for two years.
(B)May be mutually extended for three years.
(C)May be mutually extended for five years.
(D)May be extended for fifteen years at the option of Sappi, Ltd.

During 2011, approximately 37% of the timber harvested in our Northern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 33% during 2012. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment, but also provide us stable demand.

Southern Resources Segment

As of December 31, 2011, the Southern Resources Segment consisted of approximately 3.3 million acres of timberlands (including approximately 221,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas, and contained an estimated 145 million tons of standing timber. Consistent with industry practices in the South, Plum Creek’s estimated inventory of standing timber includes deductions for visible defect. Furthermore, Plum Creek’s estimated inventory includes volume in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment.

Logs in the Southern Resources Segment are sold to third party mills producing a wide array of forest products,

PLUM CREEK 2011 FORM 10-K | 4

Table of Contents	PART I / ITEM 1

including manufacturers of lumber, plywood, OSB, and pulp and paper products. We compete with numerous private and industrial timberland owners as well as federal and state agencies across the Southern United States. Due to transportation costs, domestic wood and fiber consuming facilities in the Southern Resources Segment tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Resources Segment include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, on price, on our status as a Sustainable Forestry Initiative® certified supplier, and on our ability to maintain qualified independent logging and hauling contractors. The Southern Resources Segment has a single customer, with multiple facilities, that represents 21% of its revenues. While not expected, the loss of this customer (all facilities) could have a significant impact on its operating income. The customer purchases sawlogs and pulpwood for facilities located across the Southern Resources Segment. These facilities produce lumber, plywood, OSB and pulp and paper products. The loss of an individual facility would not likely have a significant impact on operating income.

The Southern Resources Segment has several log supply agreements. In general, the agreements require us to supply a specific volume of timber to certain manufacturing facilities in the U.S. We had the following supply agreements in the Southern Resources Segment as of December 31, 2011:

Company	Location	Product Type	Price	Expiration Date
Evergreen Packaging	Arkansas	Pulpwood	Market Prices	December 31, 2012
Rock-Tenn Corp.	Louisiana	Pulpwood	Market Prices	September 30, 2014
Newport Timber LLC	Georgia	Pulpwood	Market Prices	December 31, 2014
West Fraser South, Inc. (A)	Arkansas and Louisiana	Sawlogs	Market Prices	December 31, 2015
Graphic Packaging Corp. (B)	Louisiana	Pulpwood	Market Prices	August 6, 2016

(A)	May be renewed for five-year periods upon mutual consent of both parties.

(B)	May be extended up to an additional ten years by either party.

During 2011, approximately 21% of the timber harvested in our Southern Resources Segment was sold pursuant to a supply agreement. We expect this percentage to be approximately 20% during 2012. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment, but also provide us stable demand.

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

Higher Value Timberlands. We review our timberlands to identify properties that may have higher values other than as commercial timberlands. Included in our 6.6 million acres are approximately 900,000 acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential.

The 100,000 acres identified as having development potential are expected to be developed internally or through third-

PLUM CREEK 2011 FORM 10-K | 5

Table of Contents	PART I / ITEM 1

party arrangements over the next fifteen to twenty years. Projects developed internally by the company will generally be low-intensity development limited to activities associated with obtaining entitlements. For larger and more complicated projects, it is our intent to sell to, or enter into third-party joint venture arrangements, with leading land developers. As a result of the current weak housing environment, we expect that the development of many of these properties will be delayed.

Non-Strategic Timberlands. We will, from time to time, make other opportunistic sales of our timberlands. These transactions may involve selling timberlands located in areas where we would like to reduce our market presence, timberlands with lower than average productivity characteristics, or timberlands that can be sold at a price exceeding our value of holding and operating as commercial timberland. We consider these timberlands non-strategic and may sell them in either large or small acreage transactions.

We have approximately 300,000 acres of non-strategic timberlands, which we expect to sell in smaller acreage transactions over the near and medium term (“small non-strategic”). In addition to these 300,000 acres, we may make sales of non-strategic timberlands in larger acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Examples of such large acreage sales in the recent past include the 30,000 acres we sold in Mississippi for $43 million and the 18,000 acres we sold in Oregon for $60 million in 2011 and the 24,000 acres we sold in Louisiana for $32 million in 2010.

Manufactured Products Segment

Lumber. We produce a diverse line of softwood lumber products, including common, select and edge-glued boards, studs and finger-jointed studs. Lumber products manufactured in our Montana pine board sawmill and remanufacturing facility in Idaho are targeted to domestic lumber retailers, such as retail home centers for use in repair and remodeling projects. Lumber products from our Montana studmill and finger-joint stud remanufacturing plant are targeted to contractor distribution yards for use in home construction. Both pine board and stud lumber products are also sold to stocking distributors who serve a wide variety of end uses. In June 2009, we curtailed both the studmill and the finger-joint stud remanufacturing plant, but maintain both of these facilities in a state of readiness to resume production when lumber market conditions improve.

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

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets (boat, recreational vehicle and transportation end-uses) and commercial markets (concrete forming overlay products). Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. During 2011, we sold approximately 7% of our plywood in Canada. See “Lumber” above for a discussion of residual by-products.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board (OSB), a less expensive structural wood panel used primarily in new residential construction markets. Due to its low cost, OSB accounts for approximately 59% of North American structural panel production. To improve operating

PLUM CREEK 2011 FORM 10-K | 6

Table of Contents	PART I / ITEM 1

performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. We expect to remain competitive due to our strong customer base, supply of superior quality timber and reputation for high-quality products.

Medium Density Fiberboard. Our MDF facilities in western Montana supply high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, face material for softwood plywood, commercial wall paneling and substrate for laminate flooring. During 2011, we sold approximately 11% and 5% of our MDF in Canada and Mexico, respectively.

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

Raw Materials. Our lumber and plywood facilities obtain approximately half of their logs from our Montana timberlands. Our timberlands currently supply high-quality logs and preferred timber species to our lumber and plywood facilities, although future harvest levels on our Montana timberlands are expected to decline modestly. Also, over time the average log size will decline due to past harvest and growth patterns.

Our lumber and plywood facilities have purchased and will continue to source stumpage and logs from external suppliers, primarily the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of logs from external sources as harvest levels on our Montana timberlands decline. However, timberland harvest levels in and around Montana over the last several years have been declining, and we may experience a reduction in total future log supply which could impact manufacturing facility production or operating rates. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues, see “Federal and State Regulations” below). Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. However, as a result of declining residual by-products due to lower lumber and plywood production near our MDF facilities, we have had to expand the area in which we purchase chips, sawdust and wood shavings. This has resulted in longer hauling distances and higher raw material costs. Future MDF wood fiber sourcing is expected to also include a portion of pulpwood processed into wood chips. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier. Our lumber remanufacturing facility (the Idaho pine board plant) obtains about 10-20% of its lumber raw materials from our Plum Creek sawmill. The remainder has been procured from third-party suppliers.

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

Other Segment - Natural Resources

We focus on realizing the maximum value potential of our extensive property ownership, including opportunities for oil and natural gas production, mineral extraction and wind power development, along with communication and transportation rights of way. This segment consists of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming alliances with industry leaders to identify and develop natural resource opportunities. We currently receive royalty revenue from the extraction of oil, natural gas and other

PLUM CREEK 2011 FORM 10-K | 7

Table of Contents	PART I / ITEM 1

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

We use different management techniques in each of our regions, employing a variety of the most cost effective silvicultural methods available. We expect timber growth rates on our timberlands to continue to improve over time as a result of genetic advances in seedlings and intensive forest management practices such as thinning, competition control, and fertilization.

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

To maximize the productivity of our timberlands, our approach is to ensure that every acre harvested is promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be planted or regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are used on a substantial portion of our timberlands in the Northern Resources Segment. In the Southern Resources Segment, substantially all reforestation is done by planting.

Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. The size and diversity of our timberlands, together with our intensive forest management, should help to minimize these risks. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters, but we do maintain insurance for loss of already harvested logs due to fire and other significant occurrences.

Environmental Stewardship

We practice environmentally responsible resource management. We adhere to the philosophy that environmentally sound management practices contribute to the company’s growth in value by providing greater predictability in the

PLUM CREEK 2011 FORM 10-K | 8

Table of Contents	PART I / ITEM 1

management of its natural resource assets. We follow the principles and objectives of the Sustainable Forestry Initiative® program (“SFISM”), which sets forth a comprehensive approach to responsible forest stewardship. Our forestry practices on all of our timberlands have been independently audited and certified under the SFISMprogram. The SFISM program principles, which can be found on the company’s website at www.plumcreek.com, are designed to ensure that forest management is integrated with the conservation of soil, air and water resources, wildlife and fish habitat, and aesthetics.

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

Demand for manufactured products is generally lowest in the winter quarter when activity in construction markets is slower, and higher in the spring, summer and fall quarters when construction activity increases. Working capital varies with seasonal fluctuations.

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

PLUM CREEK 2011 FORM 10-K | 9

Table of Contents	PART I / ITEM 1

under the Endangered Species Act. As a result, our activities in or adjacent to the habitat of these species may be subject to restrictions on the harvesting of timber, reforestation activities and the construction and use of roads.

We have received incidental take permits pursuant to our Habitat Conservation Plans from the U.S. Fish and Wildlife Service that in total cover our forest management on 1.2 million acres in the Northern Resources Segment as of December 31, 2011. As required by the Endangered Species Act, we prepared Habitat Conservation Plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The Habitat Conservation Plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. With the implementation of these mitigation measures, we are authorized to conduct forestry practices that are consistent with the conservation plans, even though they may have an adverse impact on the habitat of listed species covered by the plans.

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

Clean Water

The Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation. Most silvicultural activities are defined by regulation to be “non-point sources” and thus do not require federal permits from the Environmental Protection Agency, but rather are subject to state regulation and best management practices programs. Recent litigation, however, has challenged this silvicultural exemption under the Clean Water Act. Accordingly, there can be no assurance that our forest management activities will not be subject to increased regulation under the Clean Water Act in the future. Refer to Part II, Item 7, Recent Events, Clean Water Act - Ninth Circuit Ruling for further discussion of this litigation.

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

Timberlands

Our forest practices are and will in the future be subject to specialized statutes and regulations in the states where we operate. Many of these states have enacted laws that regulate forestry operations, such as growing, harvesting and processing activities on timberlands. Among other requirements, these laws impose some reforestation obligations on the owners of timberlands. Several states require prior notification before beginning harvesting activities. A number of states require a regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed activity. Other state laws and regulations control the following activities: slash burning and harvesting during fire hazard periods; activities that affect water sources or are in proximity to inland shorelines; activities that affect water quality; and some grading and road construction activities.

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

PLUM CREEK 2011 FORM 10-K | 10

Table of Contents	PART I / ITEM 1

existing easements, rights of way, flowage and flooding rights, servitudes, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the timberlands or materially restrict the harvesting of timber or other operations.

Employees

As of December 31, 2011, we had 645 salaried and 547 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of tree seedlings and the harvesting and delivery of logs are conducted by independent contractors.

Certain Corporate Governance and Other Available Information

The company maintains a code of ethics entitled the Plum Creek Code of Conduct, which applies to each director and to all of the company’s employees including the principal executive officer, the principal financial officer and the principal accounting officer. In addition, each committee of the company’s board of directors is governed by a charter. The Plum Creek Code of Conduct and the governing charters of the Audit, Compensation, and Corporate Governance and Nominating committees, along with the company’s Corporate Governance Guidelines, can be found in the “Corporate Governance” section of the company’s website accessible to the public at www.plumcreek.com. To find this section, click on the “Investors” link and then the “Corporate Governance” link. The company will post any amendments to, or waivers from, a provision of the Plum Creek Code of Conduct (to the extent applicable to any director or any of the company’s executive officers, including the principal executive officer, principal financial officer or principal accounting officer) at this location on its website. The company will also post to its website the name of any director who simultaneously serves on the audit committee of more than three public companies, along with the Board’s determination that such service would not impair any such director’s ability to serve on the company’s audit committee. In addition to these documents, the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and reports concerning transactions in the company’s stock by directors and certain officers of the company, and any amendments to those reports, can also be found on our website by first clicking the “Investors” link, then the “Financial Publications” link and finally the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website or by contacting the company’s Investor Relations Department at 999 Third Avenue, Suite 4300, Seattle, Washington 98104, or by calling (206) 467-3600.

PLUM CREEK 2011 FORM 10-K | 11

Table of Contents	PART I / ITEM 1A

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

Our results of operations may also be subject to global economic changes as global supplies of wood fiber and wood products shift in response to changing economic conditions. Changes in global economic conditions that could affect our results of operations include, but are not limited to, new timber supply sources and changes in currency exchange rates, foreign and domestic interest rates and foreign and domestic trade policies. In particular, the recent turmoil in the financial markets and the limited availability of credit is having a negative financial impact on potential buyers of our logs, manufactured forest products and timberland.

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices, or changes that adversely affect our ability to execute on certain real estate development activities conducted through our wholly-owned taxable REIT subsidiaries, could have a significant effect on our results of operations. We do not expect significant, if any, improvement in real estate prices or demand during 2012, and recovery to pre-2009 levels may take several years. Many real estate developers are expected to continue to postpone their planned development activities, which may make it more difficult for us to sell development property.

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

•	local real estate market conditions, such as oversupply of, or reduced demand for, properties sharing the same or similar characteristics as our timberlands;

•	competition from other sellers of land and real estate developers;

•	weather conditions or natural disasters having an adverse effect on our properties;

•	relative illiquidity of real estate investments;

•	changes in interest rates;

•	impact of federal, state and local land use and environmental protection laws;

•	changes in laws, regulations or the regulatory environment affecting tax, real estate and zoning;

•	our ability to obtain all land use entitlements and other permits necessary for our development activities; or

•	real estate markets and their impact on our ability or the ability of our partners to timely pursue our joint venture development strategy.

PLUM CREEK 2011 FORM 10-K | 12

Table of Contents	PART I / ITEM 1A

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

Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. After years of trade disputes over Canadian lumber imports, the U.S. and Canada executed a definitive agreement establishing a system of tiered taxes and/or volume restrictions relating to Canadian lumber imports to the U.S. The agreement expires in 2015. Notwithstanding the signing of this agreement, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. Therefore, downward pressure on domestic timber and lumber prices caused by Canadian imports could continue or increase.

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

PLUM CREEK 2011 FORM 10-K | 13

Table of Contents	PART I / ITEM 1A

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

Activities Conducted on Our Timberlands and in Our Manufacturing Facilities Are Subject to Federal and State Environmental Laws and Regulations

Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities, remediate contaminated properties and/or develop real estate. These laws and regulations relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics and the protection and restoration of natural resources, air and water quality. Over time, the complexity and stringency of these laws and regulations have increased, and the enforcement of these laws and regulations has intensified.

We are subject to regulation under, among other laws, the Clean Air Act, the Clean Water Act ("CWA"), the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980 and the Endangered Species Act, as well as comparable state laws and regulations. Any violation of these and similar environmental laws and related rules and regulations that apply to our operations could result in significant civil penalties and remediation expenses, along with potential injunctions, cease and desist orders and criminal penalties.

We engage directly in the following activities that are subject to regulation:

•	forestry activities, including harvesting, planting, herbicide and other silvicultural activities, and construction, use and maintenance of roads;

•	the generation of air emissions;

•	the discharge of industrial wastewater and storm water; and

•	the generation and disposal of both hazardous and non-hazardous chemicals and materials.

Some environmental laws impose strict liability, rendering a person liable for environmental damage without regard to the person’s negligence or fault. These laws or future legislation or administrative or judicial action with respect to protection of the environment may adversely affect our business or require significant expenditures.

We are occasionally involved in environmental management matters and proceedings related to our manufacturing operations, our manufactured products and our timberland and natural resources holdings.  Our manufacturing processes use hazardous substances and generate pollutants.  Accordingly, we may be subject to claims for product

PLUM CREEK 2011 FORM 10-K | 14

Table of Contents	PART I / ITEM 1A

liability or negligence, including claims for personal injury or property damage alleged to have arisen out of the use of our products or the release of hazardous substances. Moreover, on some of our vast land holdings we may discover environmental contamination. To date, we have not incurred significant costs for any material liabilities relating to such matters.

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

The Clean Water Act ("CWA") regulates the direct and indirect discharge of pollutants into the waters of the United States. Under the CWA, it is unlawful to discharge any pollutant from a “point source” into U.S. navigable waters without a permit obtained under the Environmental Protection Agency's (“EPA”) National Pollutant Discharge Elimination System ("NPDES") permit program. Historically, storm water from forest roads conveyed through ditches, culverts and channels were exempted by EPA rule from this permit requirement, leaving these sources of water discharge to state regulation. However, a recent federal circuit court decision has overturned this exemption. The U.S. Supreme Court has been asked to review that decision, and legislation was recently passed that temporarily stays the court's decision until September 30, 2012. However, the EPA exemption and future regulation of forest road storm water runoff remains uncertain. Should water runoff from roads be subject to NPDES permitting, a significant increase in operational and compliance costs for the company is possible. For a more complete description of this matter, see our discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the foregoing activities, we have leased some of our properties to third-party operators for the purpose of exploring, developing and producing oil and gas and mineral extraction in exchange for fees and royalty payments. These activities involve drilling wells and are subject to federal, state and local laws and regulations. Some of these wells involve hydraulic fracturing, which is a process that creates a fracture extending from the well bore in a rock formation to enable gas or oil to move through the rock pores to a production well. Fractures are typically created through the injection of water, chemicals and sand into the rock formation. On some of our properties, these operations may create risk of environmental liabilities for any unlawful discharge of oil, gas or other chemicals into the air, soil or water. Generally, our lease arrangements provide that our third-party operators indemnify us against any such operating liability and that they maintain liability insurance. However, if for any reason our third-party operators do not indemnify us, or if liability insurance were not in effect, then it is possible that we could be responsible for costs associated with environmental liability caused by third-party operators. If that were to occur, such costs could have a material adverse effect on our financial condition and results of operations.
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

PLUM CREEK 2011 FORM 10-K | 15

Table of Contents	PART I / ITEM 1A

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

PLUM CREEK 2011 FORM 10-K | 16

Table of Contents	PART I / ITEM 1A

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

Certain of Our Business Activities are Potentially Subject to Prohibited Transactions Tax or Corporate-Level Income Tax

Under the Internal Revenue Code, REITs must generally engage in the ownership and management of income producing real estate. For Plum Creek, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the manufacture and sale by us of wood products, the harvesting and sale of logs, and the development and/or sale of certain timberlands are conducted through one or more of our wholly-owned taxable REIT subsidiaries (“TRSs”) because such activities could either generate non-qualifying REIT income or could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business as described above we believe that we satisfy the REIT requirements of the Internal Revenue Code and could not be subject to the 100% tax that could be imposed if a REIT were to engage in a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate-level income tax.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PLUM CREEK 2011 FORM 10-K | 17

Table of Contents	PART I / ITEM 2

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

	Annual Capacity (in millions) (A)	2011 Actual Production (in millions) (B)
Lumber—board feet
Columbia Falls, MT	95	67
Evergreen, MT	100	—
Evergreen, MT (Remanufacturing)	65	—
Meridian, ID (Remanufacturing)	70	56
Total Lumber Capacity	330	123
Plywood—square feet (3/8”)
Columbia Falls, MT	120	85
Evergreen, MT	160	92
Total Plywood Capacity	280	177
MDF—square feet (3/4”)
Columbia Falls, MT (Thick Line MDF)	145	60
Columbia Falls, MT (Thin Line MDF)	120	103
Total MDF Capacity	265	163

(A)
Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Production volumes may vary due to several factors, including end-use market conditions, wood fiber supply and labor availability.

(B)
Actual production in 2011 was lower than our historic operating levels as a result of the significant decline in demand for wood products caused by low U.S. housing starts and the ongoing optimization of our facilities' production volumes to our longer term operating expectations. During 2009, we suspended production at our Evergreen, MT sawmill and remanufacturing facility.

ITEM 3. LEGAL PROCEEDINGS

There is no individual pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity. However, see Note 15 of the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PLUM CREEK 2011 FORM 10-K | 18

Executive Officers of the Registrant

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	Office (M)	Officer Since
Rick R. Holley (A)	60	President and Chief Executive Officer	1989
Thomas M. Lindquist (B)	51	Executive Vice President and Chief Operating Officer	2001
David W. Lambert (C)	51	Senior Vice President and Chief Financial Officer	2002
James A. Kilberg (D)	55	Senior Vice President, Real Estate	2003
James A. Kraft (E)	56	Senior Vice President, General Counsel and Secretary	1989
Larry D. Neilson (F)	52	Senior Vice President, Resources and Operations Support	2002
Russell S. Hagen (G)	46	Senior Vice President, Business Development	2006
David A. Brown (H)	57	Vice President, Chief Accounting Officer	2002
Barbara L. Crowe (I)	60	Vice President, Human Resources	1997
Joan K. Fitzmaurice (J)	54	Vice President, Communications, Sustainability and Audit	2002
Thomas G. Ray (K)	53	Vice President, Northwest Resources and Manufacturing	2008
Thomas M. Reed (L)	63	Vice President, Southern Resources	2003

(A)	Served since January 1994 as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

(B)	Served since April 2007 as Executive Vice President and Chief Operating Officer. From December 2001 to March 2007, Mr. Lindquist served as Executive Vice President.

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

(F)
Served since September 2011 as Senior Vice President, Resources and Operations Support. From October 2005 to September 2011, Mr. Neilson served as Senior Vice President, Business Development. Mr. Neilson was Vice President, Real Estate from August 2002 to October 2005.

(G)
Served since December 2011 as Senior Vice President, Business Development. From September 2011 to December 2011, Mr. Hagen served as Vice President, Business Development. From October 2006 to September 2011, Mr. Hagen served as Vice President, Real Estate Development. Mr. Hagen served as General Manager, Energy and Natural Resources from January 2002 to October 2006, Director, Financial Operations and Technology from December 1999 to January 2002 and Director, Financial Operations and Risk Management from April 1995 to December 1999.

(H)
Served since February 2006 as Vice President, Chief Accounting Officer. Mr. Brown was Vice President, Controller (Chief Accounting Officer) from March 2004 to February 2006, Vice President, Controller from January 2002 to March 2004, Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

(I)	Served since April 1997 as Vice President, Human Resources.

(J)	Served since September 2011 as Vice President, Communications, Sustainability and Audit. From June 2002

PLUM CREEK 2011 FORM 10-K | 19

to September 2011, Ms. Fitzmaurice served as Vice President, Corporate Communications, Audit and Information Technology.

(K)
Served since April 2010 as Vice President, Northwest Resources and Manufacturing. Mr. Ray was Vice President, Northwest Operations from December 2009 to March 2010, Vice President, Montana Operations from December 2008 to December 2009 and General Manager, Northwest Resources from 2001 to November 2008.

(L)
Served since August 2006 as Vice President, Southern Resources. From September 2002 to August 2006, Mr. Reed served as Vice President, Southeast Region. Mr. Reed was Regional Manager, Coastal Operations from September 2001 to September 2002.

(M)	There are no family relationships among the executive officers of the company.

PLUM CREEK 2011 FORM 10-K | 20

Table of Contents	PART II / ITEM 5

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange. As of February 15, 2012, there were 14,879 stockholders of record and 161,406,910 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2011 and 2010, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
High	$43.72	$44.28	$41.60	$38.60
Low	37.52	38.13	34.00	33.02
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42
2010
High	$39.38	$43.75	$38.90	$39.34
Low	34.91	33.17	33.11	35.18
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42

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

PLUM CREEK 2011 FORM 10-K | 21

Table of Contents	PART II / ITEM 5

Company Stock Price Performance

The following graph shows a five-year comparison of cumulative total stockholder returns for the company, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index for the five years ended December 31, 2011. The total stockholder return assumes $100 invested at the beginning of the period in the company’s common stock, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index. It also assumes reinvestment of all dividends.

$150
$100
$50
$0
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
Plum Creek Timber
S&P Paper and Forest Product Stock Index
S&P 500 Index

The following table shows total stockholder return for the previous one year ended December 31:

	2007	2008	2009	2010	2011
Plum Creek	20.3%	(21.4)%	14.5%	3.8%	1.9%
S&P Paper and Forest Product Stock Index	3.9%	(59.6)%	95.5%	5.5%	14.0%
S&P 500 Index	5.5%	(37.0)%	26.5%	15.1%	2.1%

The following table shows total indexed return of stock price plus reinvestment of dividends, assuming an initial investment of $100.00 at December 31, 2006 for the years ended December 31:

	12/31/2006	2007	2008	2009	2010	2011
Plum Creek	$100	$120	$95	$108	$112	$115
S&P Paper and Forest Product Stock Index	$100	$104	$42	$82	$87	$99
S&P 500 Index	$100	$105	$66	$84	$97	$99

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

PLUM CREEK 2011 FORM 10-K | 22

Table of Contents	PART II / ITEM 5

Purchase of Equity Securities

The following table contains information about the company’s purchases of equity securities during the fourth quarter of 2011:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
October 1, 2011 through October 31, 2011	299,212 shares of common stock	$34.88	298,400 shares of common stock	$ 175 million
November 1, 2011 through November 30, 2011	0 shares of common stock	—	0 shares of common stock	$ 175 million
December 1, 2011 through December 31, 2011	0 shares of common stock	—	0 shares of common stock	$ 175 million
Total	299,212 shares of common stock	$34.88	298,400 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At December 31, 2011, the remaining share repurchase authorization was $175 million.

PLUM CREEK 2011 FORM 10-K | 23

Table of Contents	PART II / ITEM 6

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2011	2010	2009	2008	2007
Income Statement Items
Revenues	$1,167	$1,190	$1,294	$1,614	$1,675
Operating Income	275	297	299	328	424
Equity Earnings from Timberland Venture	56	57	55	15	—
Interest Expense (Note Payable to Timberland Venture)	58	58	58	14	—
Interest Expense, net (Debt Obligations to Unrelated Parties)	81	80	89	134	147
Income before Income Taxes (A)	192	203	205	206	277
Provision (Benefit) for Income Taxes	(1)	1	(31)	(27)	(3)
Income from Continuing Operations	193	202	236	233	280
Gain on Sale of Properties, net of tax	—	11	—	—	2
Net Income	193	213	236	233	282

Non-Cash Items
Depreciation, Depletion and Amortization (B)	96	96	109	135	134
Basis of Real Estate Sold	77	132	155	149	108

Balance Sheet Items
Total Assets	4,259	4,251	4,448	4,780	4,664
Total Debt Obligations (to Unrelated Parties) (C)	1,996	1,909	2,006	2,189	2,532
Note Payable to Timberland Venture (a Related Party)	783	783	783	783	—

Earnings per Share (Diluted)
Income from Continuing Operations	$1.19	$1.24	$1.44	$1.37	$1.60
Net Income	$1.19	$1.31	$1.44	$1.37	$1.61

Dividends Declared per Share	$1.68	$1.68	$1.68	$1.68	$1.68

Timberland and Mineral Acquisitions
Purchase Price	$101	$—	$—	$119	$174
Acres	59,000	—	—	147,000	69,000

Timberland Dispositions (Acres) (D)	185,000	258,000	297,000	314,000	252,000

Harvest Volume (in Million Tons)	15.8	15.4	15.8	19.6	20.4

(A)	Includes a $13 million loss in 2010, a $2 million loss in 2009 and an $11 million gain in 2008 on extinguishment of debt.

(B)	Includes a $10 million lumber manufacturing assets impairment loss in both 2009 and 2008 and a $4 million loss related to forest fires in 2007.

(C)	Includes Timber Obligations accounted for as capital leases.

(D)
Timberland dispositions during 2008 do not include approximately 454,000 acres located in the Southern Resources Segment that were contributed to a timberland venture in exchange for an equity interest.

PLUM CREEK 2011 FORM 10-K | 24

Table of Contents	PART II / ITEM 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described in “Risk Factors” under Item 1A in this Form 10-K. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

•	the failure to meet our expectations with respect to our likely future performance;

•	an unanticipated reduction in the demand for timber products and/or an unanticipated increase in supply of timber products;

•	an unanticipated reduction in demand for higher and better use or non-strategic timberlands;

•	our failure to make strategic acquisitions or to integrate any such acquisitions effectively or, conversely, our failure to make strategic divestitures; and

•	our failure to qualify as a real estate investment trust, or REIT.

It is likely that if one or more of the risks materializes, or if one or more assumptions prove to be incorrect, the current expectations of Plum Creek and its management will not be realized. Forward-looking statements speak only as of the date made, and neither Plum Creek nor its management undertakes any obligation to update or revise any forward-looking statements.

Organization of the Company

In management’s discussion and analysis of financial condition and results of operations (Item 7 of this form), when we refer to “Plum Creek,” “the company,” “we,” “us,” or “our,” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References to Notes to Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 8 of this Form 10-K.

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

The Operating Partnership has borrowed and has currently outstanding $2.0 billion principal amount of debt, including $1.0 billion of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 16 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

The Note Payable to Timberland Venture is an obligation of PC Ventures and not an obligation of the Operating Partnership. Therefore, any discussion of the Note Payable to Timberland Venture below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to both Plum Creek and the Operating Partnership.

PLUM CREEK 2011 FORM 10-K | 25

Table of Contents	PART II / ITEM 7

Overview

2011 Operating Performance Compared to 2010

Our operating income for 2011 of $275 million was $22 million lower than our operating income for 2010. Our operations continue to be negatively impacted by near record low housing starts, which are a result of high unemployment, declining home values, an excess supply of homes for sale and the difficulties associated with obtaining financing for home and/or real estate purchases. We expect many of these adverse trends will continue to negatively impact our operating results in 2012.

Operating income in our Northern Resources Segment increased by $11 million from $13 million in 2010 to $24 million in 2011. This increase was due primarily to higher sawlog prices and harvest levels in Oregon as a result of an improved demand from China for export logs. Operating income in our Southern Resources Segment decreased by $33 million from $107 million in 2010 to $74 million in 2011. This decrease was due primarily to lower sawlog and pulpwood prices. Both sawlog and pulpwood prices declined because of the abundant supply of logs due primarily to favorable harvesting conditions. Sawlog prices were also negatively impacted by near record low housing starts.

Operating income in our Manufacturing Products Segment decreased by $9 million from $24 million in 2010 to $15 million in 2011. This decrease was primarily due to the rising of cost of raw materials used to manufacture our plywood and MDF products.

Operating income in our Real Estate Segment increased by $15 million from $180 million in 2010 to $195 million in 2011. Despite selling fewer acres and recognizing lower revenues in 2011, our operating income increased due primarily to selling more properties in 2011 that had a lower book basis.

Liquidity

We ended 2011 with a strong balance sheet and we do not foresee any liquidity issues in 2012. At December 31, 2011, we had a cash balance of $254 million and availability on our line of credit of $250 million. During 2011, we generated $374 million of cash from operating activities. Despite anticipated improved cash flow as a result of higher sawlog harvest volumes and prices, we expect cash provided by operating activities in 2012 to decline due to using $98 million of cash for the purchase of an eight-year timber deed. We expect our cash balance to improve approximately $50 million during 2012 due to anticipated higher sawlog volumes and prices, and also due to financing the purchase of the timber deed. As a result, we expect more than adequate cash to fund our current dividend (approximately $271 million) and planned capital expenditures (approximately $80 million). We have scheduled debt principal payments of $353 million in 2012 and $174 million in January 2013, which we expect to refinance at favorable interest rates.

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

Selected U.S. housing economic data for the last five years was as follows at December 31:

	2011	2010	2009	2008	2007
U.S. Housing Starts (in millions)	0.61	0.59	0.55	0.90	1.35
Supply of Existing Homes for Sale (in months)	6	8	7	11	10
30-yr. Fixed Interest Mortgage Rates (average)	4.5%	4.7%	5.0%	6.0%	6.3%

The housing market in 2011 remained depressed again for the fourth consecutive year. Despite record low interest rates and pent-up demand for housing, the U.S. housing market experienced no improvement during 2011. Housing

PLUM CREEK 2011 FORM 10-K | 26

Table of Contents	PART II / ITEM 7

starts continue to be negatively impacted by high unemployment, declining home values, an excess supply of homes for sale, and strict lending standards.

Housing starts in 2011 increased by 3% over the prior year due to a 54% increase in multi-family starts. However, single-family starts declined by 9% to approximately 430,000 starts in 2011, which was the lowest number of single-family starts in the past 50 years. With a single family unit using approximately twice as much wood as a multi-family unit, the demand for wood products continued to decline in 2011.

Housing starts are not expected to significantly improve until the employment outlook improves and home prices stabilize. Unlike prior recoveries from recession, the unemployment rate continues to remain high and at the end of January 2012, was 8.3%. Although the unemployment rate is slowly declining, at the current rate of job creation it is expected to take another several years before the U.S. returns to full employment. Home values (nationally) continued falling in 2011, declining an additional 3%. Currently, there exists an estimated six million homes that either have been foreclosed or are in the process of foreclosure, that are behind on their mortgage payments, or that owe more on their loan than the value of their home. As a result, home prices may continue to decline in 2012.

While we believe favorable demographics will bode well for the wood products business in the long-run and that annual housing starts will return to more normal levels (i.e. between 1.5 million and 1.6 million annual starts), for the last several years, low housing starts have significantly reduced lumber demand and, therefore, log demand. This has resulted in weak pricing for the logs and wood products we sell. We expect the prices for our logs and wood products to remain weak until there is a significant improvement in the number of U.S. housing starts, reduced levels of unemployment and a decline in the number of homes for sale.

We use independent third-party contract loggers and haulers to deliver our logs to our customers. As weak business conditions in the timber business have persisted for several years, there are fewer loggers and haulers available in certain markets to produce logs. While we continue to enhance strong working relationships with our loggers and haulers, when log markets improve there may be production and delivery constraints that could impact log prices and, potentially, our ability to benefit from these conditions by delivering logs.

Over the past several years, fuel prices have fluctuated significantly. Our timber and manufacturing operations are significantly impacted by changing fuel prices. The table below summarizes the average annual U.S. On-Highway diesel fuel prices and the impact of fluctuating fuel prices on our operating income compared to the prior annual period:

	2011	2010	2009	2008	2007
Increase/(Decrease) Operating Income (in millions)	$(15)	$(4)	$36	$(23)	N/A
Annual Average U.S. On-Highway Diesel Price (per gallon)	$3.85	$2.99	$2.46	$3.81	$2.88

Higher Value and Non-Strategic Timberlands

From time to time, we review our timberlands to identify properties that may have higher values other than as commercial timberlands (see discussion in Item 1 - Real Estate Segment). We estimate that included in the company's 6.6 million acres of timberlands at December 31, 2011, are approximately 900,000 acres of higher value timberlands which are expected to be sold, exchanged, and/or developed over the next 15 years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. Furthermore, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the near and medium term in smaller scale transactions (“small non-strategic”). Not included in the above 900,000 higher value acres and 300,000 small non-strategic acres are other acres that are expected to be sold in large acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

During 2011, we sold approximately 47,000 acres of higher and better use / recreational properties for proceeds of $96 million, approximately 67,000 acres of conservation properties for proceeds of $70 million, approximately 22,000 acres of small non-strategic properties for proceeds of $27 million, along with approximately 48,000 acres of large

PLUM CREEK 2011 FORM 10-K | 27

Table of Contents	PART II / ITEM 7

non-strategic properties for proceeds of $103 million. We expect revenue from real estate sales during 2012 to range between $275 million and $325 million. We expect an increased proportion of our 2012 revenue for real estate sales to come from the sale of large non-strategic properties.

Our land development business slowed dramatically starting in 2008 and has since remained weak. We do not expect any significant proceeds from the sale of real estate development properties in 2012. We expect our real estate development business to remain weak until there is a significant improvement in consumer confidence, real estate values begin appreciating and financing becomes available for such properties.

Harvest Levels

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood (product mix) included in our annual harvest also impact our operating performance. During 2011, we harvested a total of 15.8 million tons compared to a total of 15.4 million tons during 2010. We expect total 2012 harvest levels to increase approximately 7% as a result of the recent purchase of an eight-year timber deed and increasing our sawlog harvest. While we have the flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels to increase approximately 10% over the near-term (next five years) and more than 30% over the long-term (ten years and beyond) compared to 2011 harvest levels. Future harvest levels may vary from historic or expected levels due to weaker or stronger than anticipated markets or other factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by the acquisition of timberlands or the disposition of timberlands beyond the 1.2 million acres described above in the Higher Value and Non-Strategic Timberlands section.

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

PLUM CREEK 2011 FORM 10-K | 28

Table of Contents	PART II / ITEM 7

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

The following table summarizes amounts recognized under each method from sales to external customers in the company’s consolidated financial statements for the years ended December 31 (in millions):

	2011	2010
Revenues from:
Delivered log sales	$497	$486
Pay-as-cut sales	$35	$30
Timber deed sales	$3	$12

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, approximately 11% of our timber sales in 2011 and 12% of our timber sales 2010 consisted of pay-as-cut sales contracts or timber deed sales. Under sales of stumpage, the buyer is responsible for the logging and hauling costs; therefore, the operating profit as a percentage of revenue is typically higher in our Southern Resources Segment.

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

During 2011, the Real Estate Segment reported an operating profit percentage of approximately 65%. Over the last ten years, the Real Estate Segment’s annual operating profit percentage has ranged from 40% to 70% of revenues. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, sales of properties that have been held by the company for a long time (i.e. decades) will tend to have relatively higher operating profit percentages than properties that have been held by the company for shorter time periods. In contrast, the sale of conservation easements will generally have an operating profit percentage of close to 100% because historically no book basis was allocated to these types of sales.

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

PLUM CREEK 2011 FORM 10-K | 29

Table of Contents	PART II / ITEM 7

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

The company has had a long history of acquiring timberlands. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. Our long-lived assets are grouped and evaluated for impairment at the lowest level for which there are independent cash flows. We track cash flows for our 6.6 million acres of timberlands by grouping them into seven geographic areas in the Northern Resources Segment and five geographic areas in the Southern Resources Segment. Additionally, we track cash flows for each of our manufacturing facilities.

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

Timber and Timberlands Held for Sale. An impairment loss is recognized for long-lived assets held for sale when the carrying value of those assets exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer (e.g., listed with a broker), and the sale is expected to close within one year. During the last several years, the above criteria have been met by some of our timberland properties, and we have recognized annual impairment losses of between $1 million and $3 million for certain of these properties (see Note 4 of the Notes to Consolidated Financial Statements).

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

We expect to continue to sell or exchange timberlands to other forest products companies or non-industrial buyers, and it is probable that we will recognize additional impairment losses, some of which could be material, in the future in connection with sales of timberlands.

Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our eight (two of which are curtailed until markets improve) manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful life of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs and availability, volumes of product sold, and residual value of the facility. No impairment losses were recorded during 2011 or 2010. During 2009, as a result of an analysis to rationalize and consolidate its lumber operations, the company recorded an impairment charge of $10 million related to certain lumber manufacturing assets.

We currently estimate that the carrying value for our eight facilities is recoverable through future operations and that our estimate of future cash flows is reasonable. However, if wood product prices were to remain weak at current levels for an extended period of time, or if log or raw material availability declines, we may record an impairment loss for one or more of our manufacturing facilities in a future period.

PLUM CREEK 2011 FORM 10-K | 30

Table of Contents	PART II / ITEM 7

Capitalized Real Estate Development Costs. Current and future costs associated with specific real estate development projects are capitalized once management has concluded it is probable that a project will be successful. Real estate development costs are expensed as incurred when management is not able to conclude that it is probable a project will be successful. Furthermore, previously capitalized costs for specific projects are written-off when management revises its prior assessment and concludes that it is probable a project will not be successful and costs will not be recovered. For many of our projects, there is less judgment in making this determination due to prior experience in the local market or advice from consultants. However, for some of our larger projects where we have limited experience in the local market or for projects in environmentally sensitive areas, there is significant judgment in assessing the expected outcome for the projects. At December 31, 2011, we have $30 million of capitalized costs associated with projects that management expects will be successful. Of these capitalized costs, approximately $18 million represent costs for a single project that has been approved by a state commission but is being appealed in court by groups opposed to the project. While not expected, if the approval is reversed, some or all of these capitalized costs could be written off in the next twelve months.

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

PLUM CREEK 2011 FORM 10-K | 31

Table of Contents	PART II / ITEM 7

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2011	2010
Depletion Expense
Northern Resources Segment	$17	$18
Southern Resources Segment	48	48
Total Depletion Expense	$65	$66

Average Depletion Rates (per ton)
Northern Resources Segment	$4.13	$4.61
Southern Resources Segment	$4.09	$4.18

Assumptions Used to Determine the Average Depletion Rates
Estimated Future Silviculture Costs, including the Impact of Inflation
Northern Resources Segment	$49	$62
Southern Resources Segment (A)	$531	$485

Estimated Future Volume (in million tons)
Northern Resources Segment	269	271
Southern Resources Segment (B)	413	392

Sensitivity of Results to Changes in Key Assumptions
Increase in Depletion Expense for a 10%:
Increase in Estimated Future Silviculture Costs (C)
Northern Resources Segment	$0.1	$0.1
Southern Resources Segment	$1.5	$1.4

Decrease in Estimated Future Volume (D)
Northern Resources Segment	$1.9	$2.3
Southern Resources Segment	$5.2	$5.3

(A)	Reflects an increase in our estimates of future costs associated with fertilization treatments due to higher chemical and application costs and more acres treated.

(B)	Increase from 2010 is due primarily to an increase in our estimate of rotation length for certain stands and improved growth rates.

(C)	Assumes future timber volumes do not change.

(D)	Assumes future silviculture costs do not change.

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

PLUM CREEK 2011 FORM 10-K | 32

Table of Contents	PART II / ITEM 7

Depletion Expense in 2012. In January 2012, we purchased standing timber under an eight-year timber deed for approximately $103 million with initial volume of approximately 4.7 million tons. The timber deed will have its own unique depletion rate. We expect depletion expense in our Southern Resources Segment to increase by approximately $11 million as a result of harvesting a portion of the timber deed's standing timber in 2012.

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

The fair value of the liability for outstanding value management awards at December 31, 2011 was $3 million, which is based on the current fair value of outstanding awards multiplied by the percentage of months that services were provided during the performance period. The liability at December 31, 2011 could range between $0 and $13 million based on the possible fair value of all outstanding liability based awards. We could have a material adjustment to our share-based compensation liability to the extent there is a material change in the fair value of our value management awards during the quarter.

Pensions

Pension Plans Overview. Plum Creek provides pension benefits under defined benefit pension plans that cover substantially all of our employees. See Note 12 of the Notes to Consolidated Financial Statements. We maintain a qualified defined benefit pension plan and two supplemental (non-qualified) defined benefit pension plans. Participants’ benefits vest after three years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance benefits or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of the last 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

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

Under current U.S. generally accepted accounting principles (U.S. GAAP), the company makes estimates and assumptions that can have a significant impact on the amounts reflected in our financial statements. These assumptions and their sensitivities, along with the application of the accounting principles and impact to our financial statements, are discussed in the next several sections.

PLUM CREEK 2011 FORM 10-K | 33

Table of Contents	PART II / ITEM 7

Current Year Impact and Analysis. During 2011, our pension liability increased from $135 million to $164 million and our pension assets decreased from $106 million to $100 million. Our pension liability represents the present value of expected future benefit payments and is remeasured annually as of December 31. Each year, our pension liability increases due to employees working for one more year (service cost), and getting one year closer to receiving benefit payments (interest cost), and decreases as pension benefits are paid. Our pension liability is also adjusted due to changes in interest rates. During 2011, our pension liability increased by $21 million (an actuarial loss) due to falling interest rates. Actuarial losses are initially recognized in other comprehensive income (loss) and then subsequently amortized (charged) to pension expense over future periods.

Annually, our plan assets increase due to cash contributions from the company, decrease due to pension benefit payments, and will increase or decrease as a result of realized and unrealized gains and losses for the assets. Our pension expense is reduced by the expected returns on plan assets. We currently estimate that our long-term return on plan assets will average 7.5% per year. Based on the plan assets balance, our 2011 pension expense was reduced by $7 million (the expected return on plan assets in dollars). The actual return on plan assets was a loss of $3 million for 2011. We initially recognize this difference (shortfall) of $10 million in other comprehensive income (loss) and then subsequently will amortize (charge) to pension expense over future periods.

At December 31, 2011, our cumulative net actuarial pension loss recognized in accumulated other comprehensive income (loss) was $53 million (includes both unrecognized changes in our pension liability and plan assets), of which $4 million will be amortized (charged) to 2012 pension expense. Each year the future amortization of our actuarial pension loss recognized in pension expense will increase or decrease due to changes in interest rates and actual returns on plan assets compared to expected returns. Additionally, while not expected, future company contributions may need to be increased to the extent interest rates remain low or actual investment returns on plan assets do not meet our expectations.

Significant Assumptions. The computation of the company’s benefit obligation, pension cost and accrued pension liability under U.S. GAAP requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2011	2010
Assumptions Used to Determine the Benefit Obligation at December 31
Discount Rates (A)
Annuity Distributions	4.95%	5.90%
Lump-Sum Distributions	3.02%	4.19%
Rate of Compensation Increase (B)	3.45%	3.45%

Assumptions Used to Determine Net Periodic Benefit Cost
Discount Rate
Annuity Distributions	5.90%	5.90%
Lump-Sum Distributions	4.19%	4.31%
Expected Long-Term Return on Plan Assets (C)	7.50%	7.75%
Rate of Compensation Increase (B)	3.45%	3.45%

(A)
The December 31, 2011 discount rate for annuity distributions was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2011, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2011. The December 31, 2011 discount rate for lump-sum distributions is based on yields on 30-year U.S. Treasury bonds.

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

PLUM CREEK 2011 FORM 10-K | 34

Table of Contents	PART II / ITEM 7

the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio.

Since pension benefits may be settled in either a single lump-sum or an annuity distribution, both the estimated percentage of participants electing a lump-sum payment and the assumed interest rate (discount rate) used in computing the lump-sum benefit are key assumptions. We currently estimate that approximately half of the qualified plan participants will elect a lump-sum distribution upon termination. Other key assumptions used in the estimate include primarily those underlying the mortality table, and expected long-term rates for inflation, retirement and withdrawals, all of which are based on plan experience and standard actuarial methods but which are nevertheless subject to uncertainty.

It is likely that the actual return on plan assets and the outcome of other uncertain variables will differ from those used in estimating our pension costs and pension obligation. Furthermore, the company may, from time to time, adjust the asset allocation, which may have an impact on the long-term rate of return on plan assets.

Financial Measures and Sensitivities. The following table summarizes key financial measures and sensitivities to changes in assumptions for the years ended December 31 (in millions):

	2011	2010
Key Financial Measures
Pension Expense	$9	$8
Cash Pension Plan Contributions—Qualified Plan	3	4
Cash Grantor Trust Funding—Supplemental Plans	—	1
Current Accrued Pension Liability	4	3
Non-Current Accrued Pension Liability	60	26
Sensitivity to Changes in Key Assumptions
Increase in Pension Expense for Every 0.25 Percentage Point:
Decrease in Long-Term Rate of Return on Plan Assets	$0.3	$0.3
Decrease in Weighted-Average Discount Rate	0.6	0.6
Increase in Rate of Increase in Compensation Levels	0.2	0.2
Increase in Qualified Pension Funding (actuarially computed accumulated benefit obligation) for:
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate	$4.1	$3.3
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate Assumption for Lump-Sum Benefits	$1.4	$1.3

Assuming an average long-term rate of return on plan assets of 7.50%, and weighted-average discount rates of 4.95% for annuity distributions (and 3.02% for lump-sum distributions) for 2012 and beyond, and a 3.45% rate of increase in compensation levels, we project our annual pension expense for 2012 will be approximately $11 million and will range between $11 million and $12 million each year for 2013 through 2016. In 2012, we expect our cash funding for the qualified pension plan to range between $3 million and $7 million and our cash funding for the supplemental (non-qualified) pension plans to range between $0 and $2 million. Assuming no change to our disclosure assumptions, under our present funding policy and current funding rules for the qualified pension plan we would expect cash contributions to be approximately $10 million each year in 2013 through 2015 and approximately $9 million in 2016. We expect to fund between $0 and $2 million in 2012 to our supplemental (non-qualified) pension plans and approximately $1 million each year for 2013 through 2016.

PLUM CREEK 2011 FORM 10-K | 35

Table of Contents	PART II / ITEM 7

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. Our consolidated financial statements reflect all of the operations and assets and liabilities of the company. The company has an equity investment in an unconsolidated entity, discussed below. Otherwise, the company has no other relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities. The company is not a party to any derivative transactions.

On October 1, 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for an equity interest. The company accounts for its interests under the equity method of accounting. See Notes 16 and 17 of the Notes to Consolidated Financial Statements.

The following table summarizes our contractual obligations at December 31, 2011 (in millions):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt (A)	$2,374	$426	$368	$891	$689
Note Payable to Timberland Venture (B)	1,187	58	116	116	897
Operating Lease Obligations	12	3	5	3	1
Timber Obligations	6	1	1	—	4
Long-Term Incentive Plans	3	—	3	—	—
Purchase Obligations (C)	370	55	68	45	202
Other Long-Term Liabilities (D)	—	—	—	—	—
Total Contractual Obligations	$3,952	$543	$561	$1,055	$1,793

(A)
In addition to principal, long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt and the variable interest rate as of December 31, 2011 of 0.65% for our $350 million term credit agreement. Interest obligations are $73 million (less than one year), $115 million (1-3 years), $78 million (3-5 years), and $114 million (more than 5 years). As we expect borrowings outstanding under our line of credit to vary, only repayment of the principal is included. In 2011, interest expense related to our line of credit was less than $1 million.

(B)
On October 1, 2008, the company borrowed $783 million from the Timberland Venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. Interest obligations are $58 million (less than one year), $116 million (1-3 years), $116 million (3-5 years), and $114 million (more than 5 years).

(C)
Purchase obligations are comprised primarily of $230 million for a 15-year agreement for the purchase of urea to be used as fertilizer on our timberlands, $46 million for long-term timber leases, $44 million for timber harvest contracts, $32 million for fiber supply agreements to supply our manufacturing facilities, and approximately $12 million for raw materials (wood fiber) and electricity for our MDF facilities.

(D)
We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2011, other long-term liabilities include workers’ compensation of $10 million, deferred compensation obligations of $5 million and non-qualified pension obligations of $36 million (including $4 million classified as a current liability). We expect to fund approximately $2 million for workers’ compensation payments in 2012. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2011, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $5 million. The December 31, 2011 fair value of assets in the other grantor trust was approximately $31 million and the actuarially computed accumulated benefit obligation for our non-qualified pension plans was $31 million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. Additionally, based on current interest rates and

PLUM CREEK 2011 FORM 10-K | 36

Table of Contents	PART II / ITEM 7

expected returns, the company expects 2012 contributions to the qualified pension plan to range between $3 million and $7 million and between $0 and $2 million for the supplemental (non-qualified) pension plans. See Notes 10 and 12 of the Notes to Consolidated Financial Statements.
We have not included in the table above our purchase of a timber deed. In December 2011, we signed an agreement to acquire a timber deed in the Southern Resources Segment for $103 million. Concurrent with the execution of this agreement, we paid a $5 million deposit. In January 2012, we completed this acquisition and paid the remaining purchase price of $98 million. The timber deed encompasses approximately 4.7 million tons of standing timber and will be harvested over the eight-year term of the deed.

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

Harvest levels are also impacted by the purchase of a long-term timber deed. In January 2012, the company acquired approximately 4.7 million tons of standing timber in our Southern Resources segment for a total purchase price of $103 million. We expect to harvest the 4.7 million tons plus the related growth over the eight-year term of the timber deed.

Northern Resources Segment. Harvest levels were 4.0 million tons (58% sawlogs and 42% pulpwood) during 2011 and 4.0 million tons (54% sawlogs and 46% pulpwood) during 2010. In 2012, we expect sawlog harvest volumes to increase by approximately 8% due to favorable export markets, and we expect pulpwood harvest volumes in 2012 to be comparable to 2011 harvest volumes. While the company has flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels beyond 2012 in both the near-term and long-term to increase by more than 10% and we expect the product mix (i.e., the percentage of sawlogs vs. pulpwood) to improve to greater than 60% sawlogs compared to 2011 harvest levels.

Southern Resources Segment. Harvest levels were 11.8 million tons (42% sawlogs and 58% pulpwood) during 2011 and 11.5 million tons (44% sawlogs and 56% pulpwood) during 2010. In 2012, we expect sawlog harvest volumes to increase by approximately 20% as a result of the recent purchase of an eight-year timber deed and harvesting volume that was previously deferred. We expect pulpwood harvest volumes in 2012 to be comparable to 2011 harvest volumes. While the company has flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels beyond 2012 to be at moderately higher levels over the near-term (next five years) and increase more than 35% over the long-term (ten years and beyond) and we expect the product mix to improve to approximately 50% sawlogs compared to 2011 harvest levels.

PLUM CREEK 2011 FORM 10-K | 37

Table of Contents	PART II / ITEM 7

Manufactured Products Segment Production Levels

The results of our Manufactured Products Segment are driven largely by the strength of the U.S. housing market, which began declining in 2007 and has remained very weak. In 2011, housing starts increased 3% from 2010 levels to approximately 600,000 starts, but they remain significantly below historical averages achieved in the previous decade of approximately 1.7 million starts per year. During 2009, we permanently closed two lumber mills, suspended production at one additional lumber mill and one remanufacturing facility and reduced production at another lumber mill. We have also reduced production at our MDF and plywood facilities in response to the decline in demand. During 2011, we continued to operate all of our Manufactured Products facilities at reduced or suspended levels similar to 2010. Until markets for wood products improve, our expected production levels (and sales volumes) will be significantly lower than the combined capacity of our facilities.

Clean Water Act - Ninth Circuit Ruling

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

The outcome of the court's decision is uncertain. A petition for review has been filed with the United States Supreme Court seeking to appeal the decision. After reviewing, the Supreme Court has requested the U.S. Solicitor General seek out and report to the Court the views of several relevant federal agencies, including the EPA, the U.S. Department of Agriculture, the Department of Interior and the Council on Environmental Quality. It is expected that the Supreme Court will decide whether to hear the appeal shortly after receiving this report.

In addition, legislation passed by Congress in late December 2011 prohibits the EPA from implementing the NPDES permitting regime mandated by the Ninth Circuit decision through September 30, 2012.

Should the Ninth Circuit's ruling stand, its impact on the company and the timber industry is unknown. It is unclear whether the EPA would require NPDES permits for forest roads outside of the area covered by the Ninth Circuit. It is also unclear what, if any, additional regulatory restrictions would be imposed by the NPDES permitting process. Further, if logging and other forest management roads and operations currently within the scope of the Silviculture Rule were placed within the NPDES permitting regime, it is possible that CWA "Total Maximum Daily Load" (TMDL) allocations in various stream drainages, "anti-degradation," and other NPDES requirements could be affected. A significant increase in operational and compliance costs for landowners and operators is possible depending upon the regulatory response to the court's decision.

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

PLUM CREEK 2011 FORM 10-K | 38

Table of Contents	PART II / ITEM 7

The following table summarizes timberland acquisitions and dispositions for each of the past three years, along with our total acres owned at each of the past three year ends (in acres):

	2011	2010	2009
Acquisitions:
Northern Resources	—	—	—
Southern Resources	59,000	—	—

Dispositions
Northern Resources	45,000	142,000	248,000
Southern Resources	140,000	116,000	49,000

Total Ownership at December, 31 (in millions)	6.6	6.8	7.0

PLUM CREEK 2011 FORM 10-K | 39

Table of Contents	PART II / ITEM 7

Results of Operations

The following table compares Operating Income (Loss) by Segment and other items impacting our income from continuing operations for the years ended December 31 (in millions):

	2011	2010	2009
Operating Income (Loss) by Segment
Northern Resources	$24	$13	$(3)
Southern Resources	74	107	81
Real Estate	195	180	278
Manufactured Products	15	24	(23)
Other	21	23	17
Total Segment Operating Income	329	347	350
Other Costs and Eliminations	(55)	(51)	(51)
Other Unallocated Operating Income (Expense), net	1	1	—
Operating Income	275	297	299
Equity Earnings from Timberland Venture	56	57	55
Interest Expense, net (Debt Obligations to Unrelated Parties)	81	80	89
Interest Expense (Note Payable to Timberland Venture)	58	58	58
Loss on Extinguishment of Debt	—	(13)	(2)
Provision (Benefit) for Income Taxes	(1)	1	(31)
Income from Continuing Operations	$193	$202	$236

2011 Compared to 2010

Northern Resources Segment.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	2.319	$69	2.134	$63
Pulpwood ($/Ton Delivered)	1.680	$41	1.823	$39
Total	3.999		3.957

Revenues increased by $23 million, or 11%, to $233 million in 2011 compared to 2010. This increase was due primarily to higher sawlog prices ($15 million), higher sawlog harvest volumes ($11 million) and higher pulpwood prices ($4 million), partially offset by lower pulpwood harvest volumes ($5 million).

Sawlog prices were 10% higher in 2011 compared to 2010 due primarily to the increase in demand from China for the export of sawlogs from the Pacific Northwest. The strong export demand has favorably impacted domestic log prices by limiting the supply of domestic sawlogs. Export demand and sawlog prices declined moderately during the fourth quarter of 2011 due to high log inventories and a slowdown in China's economic growth. However, demand and prices remained strong compared to the prior year. Sawlog harvest volumes were 9% higher in 2011 compared to 2010 due primarily to the harvesting of volume that was previously deferred due to weak log prices. A portion of the previously deferred volume was harvested in 2011 to capture favorable export log prices.

Pulpwood prices were 6% higher in 2011 compared to 2010 due primarily to steady demand from paper mills and a reduced supply of wood chips as a result of lower regional lumber production. Pulpwood harvest volumes were 8% lower due primarily to accelerating pulpwood harvest volume in prior years to take advantage of favorable log prices.

Sawlog harvest volumes in 2012 are expected to increase by approximately 8% as we restore harvest volume to

PLUM CREEK 2011 FORM 10-K | 40

Table of Contents	PART II / ITEM 7

normal levels in anticipation of continued favorable export markets. Pulpwood harvest volumes in 2012 are expected to be comparable to 2011 harvest volume.

Northern Resources Segment operating income was 10% of its revenues for 2011 and 6% of its revenues for 2010. This increase was due primarily to higher sawlog prices. Segment costs and expenses increased by $12 million, or 6%, to $209 million for 2011 due primarily to an increase in the log and haul rate per ton. On a per ton basis, costs increased 11% ($13 million) in 2011 compared to 2010 due primarily to more expensive harvesting methods, longer hauling distances, and higher fuel costs. During 2010, we primarily harvested from stands with below average logging and hauling costs due to weak log prices.

Southern Resources Segment.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	4.969	$19	5.021	$23
Pulpwood ($/Ton Stumpage)	6.822	$9	6.446	$12
Total	11.791		11.467

Revenues decreased by $18 million, or 5%, to $359 million in 2011 compared to 2010. This decrease was due primarily to lower pulpwood prices ($14 million), lower sawlog prices ($9 million) and lower sawlog harvest volumes ($3 million), partially offset by higher pulpwood harvest volumes ($10 million).

Pulpwood prices were 22% lower on a stumpage basis (8% lower on a delivered basis) in 2011 compared to 2010. This decrease was due primarily to unusually dry harvesting conditions for most of 2011 compared to unusually wet harvesting conditions in 2010. Also, in the prior year pulpwood markets were impacted by the temporary supply-chain disruption resulting from the February 2010 earthquake in Chile.

Sawlog prices were 14% lower on a stumpage basis (6% lower on a delivered basis) in 2011 compared to 2010. This decrease was due primarily to an ample supply of logs as a result of favorable harvesting conditions, weak demand and, to a lesser extent, selling a greater proportion of smaller diameter sawlogs. The demand for sawlogs remained weak throughout 2011 due primarily to near record low housing starts as a result of falling home prices, a sluggish U.S. economy and high unemployment.

Pulpwood harvest volumes were 6% higher in 2011 compared to 2010 and sawlog harvest volumes were 1% lower due primarily to relatively stronger pulpwood prices. While both pulpwood and sawlog prices were weak during 2011, pulpwood prices were relatively more favorable than sawlog prices.

Sawlog harvest volumes in 2012 are expected to increase by approximately 20% due to the recent purchase of a timber deed and harvesting of previously deferred volume. Approximately 0.7 million tons are expected to be harvested in 2012 as a result of the timber deed, of which 0.5 million tons will be sawlogs. In January 2012, we purchased a timber deed containing approximately 4.7 million tons of standing timber which we expect to harvest over the next eight years. Pulpwood harvest volumes in 2012 are expected to be comparable to 2011 harvest volume.

Southern Resources operating income was 21% of its revenues for 2011 and 28% of its revenues for 2010. This decrease was due primarily to lower sawlog and pulpwood prices and higher log and haul costs. Segment costs and expenses increased by $15 million, or 6%, to $285 million due primarily to an increase in the cost of fuel. Log and haul costs on a per ton basis increased 7% ($11 million) in 2011 compared to 2010.

PLUM CREEK 2011 FORM 10-K | 41

Table of Contents	PART II / ITEM 7

Real Estate Segment.

	Year Ended December 31, 2011			Year Ended December 31, 2010
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	22,165	$27	$1,220	63,235	$61	$970
Large Non-Strategic	48,450	103	2,115	24,310	32	1,320
Conservation	67,425	70	1,050	116,105	122	1,050
Higher and Better Use / Recreational	47,295	96	2,015	53,265	114	2,140
Development Properties	20	—	6,405	845	3	3,415
Conservation Easements	n/a	5	460	n/a	4	455
Total	185,355	$301		257,760	$336

Revenues decreased by $35 million to $301 million in 2011. This decrease is due primarily to lower revenues from sales of conservation properties ($52 million), small non-strategic properties ($34 million) and higher and better use / recreational properties ($18 million), offset in part by an increase in revenue from the sale of large non-strategic properties ($71 million).

Revenues from the sale of conservation properties decreased as a result of selling fewer acres. Conservation properties sold during 2011 consisted primarily of two sales totaling approximately 57,000 acres in Florida, Arkansas, and Louisiana. In comparison, during 2010 we sold approximately 70,000 acres in the third and final phase of a 310,000 acre multi-year conservation sale in Montana and approximately 35,000 acres from two conservation properties in Wisconsin and Arkansas. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

The decrease in small non-strategic acres sold during 2011 compared to 2010 was due primarily to an unusually large sale during the first quarter of 2010 when a collection of approximately 23,000 acres were sold to a single buyer.

Revenues from our higher and better use / recreational land sales decreased due primarily to selling approximately 6,000 (or 11%) fewer acres and to a lesser extent from a 5% lower average price per acre compared to sales in 2010. Demand for higher and better use / recreational properties (especially our higher value properties) remains weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing.

Revenue from the sale of large non-strategic timberlands was $103 million in 2011 compared to $32 million in 2010. The company took advantage of favorable demand for large parcels of commercial timberlands and increased the sale of large non-strategic properties.

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

At December 31, 2011, the company owned approximately 6.6 million acres of timberlands. Included in the 6.6 million acres are approximately 900,000 acres of higher value timberlands which are expected to be sold over the next fifteen years and 300,000 acres of non-strategic timberlands which are expected to be sold in smaller acreage transactions over the near and medium term (“small non-strategic”). Not included in the above 900,000 higher value acres and 300,000 small non-strategic acres are other acres that are expected to be sold in large acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). We expect revenue from real estate sales during 2012 to range between $275 million and $325 million. We expect an increased proportion of our 2012 revenue

PLUM CREEK 2011 FORM 10-K | 42

Table of Contents	PART II / ITEM 7

for real estate sales to come from the sale of large non-strategic acres.

The Real Estate Segment operating income as a percent of revenue was 65% for the year ended December 31, 2011 compared to 54% for 2010. This increase is due primarily to selling large and small non-strategic acres at a higher price per acre in 2011 compared to 2010 and a low operating margin for the large conservation sale in Montana during the fourth quarter of 2010. Real Estate Segment costs and expenses decreased by $50 million to $106 million in 2011 due primarily to selling fewer acres. For 2012, we expect operating income as a percent of revenue to be lower, at approximately 45% of segment revenue, due to selling properties with a higher book value.

Manufactured Products Segment.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	115,925 MBF	$518	116,090 MBF	$507
Plywood	172,433 MSF	$379	172,716 MSF	$378
MDF	160,144 MSF	$608	157,017 MSF	$606

(A)	Represents product prices at the mill level.

Revenues increased by $8 million, or 3%, to $273 million in 2011 compared to 2010. This increase was due primarily to higher freight charges ($3 million), higher MDF sales volume ($2 million), and higher lumber prices ($1 million). Freight charges are included in both Revenues and Costs of Goods Sold. The Manufactured Products Segment continues to be impacted by weakness in the U.S. housing market and very low levels of demand for wood products.

Manufactured Products Segment operating income was 5% of its revenues for 2011 compared to 9% of its revenues for 2010. This decrease in operating performance was due primarily to increased manufacturing costs and a gain from the sale of certain lumber manufacturing assets during 2010. The $2 million gain on sale is included in Other Operating Income (Expense), net in the Consolidated Statements of Income for 2010. Manufactured Products Segment costs and expenses increased by $17 million, or 7%, to $258 million for 2011 due primarily to higher raw materials costs ($7 million) and increased freight charges ($3 million). For 2011, higher raw materials costs consisted mostly of higher resin costs at MDF ($4 million), higher costs of operating supplies to produce specialty plywood products ($2 million) and higher log costs ($1 million). We continue to operate our manufacturing facilities at a reduced capacity.

Other Segment. Operating income decreased $2 million to $21 million in 2011 compared to 2010 due primarily to a $5 million operating gain in connection with the termination of a land lease (primarily for the release of mineral rights) in 2010. Partially offsetting the decrease in operating income was a payment of $2 million that we received during 2011 for the settlement of a dispute that related to certain mineral rights. The $2 million and $5 million gains are recorded in our Other Segment and reported as Other Operating Income (Expense), net in our Consolidated Statements of Income. See Note 19 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $54 million during 2011 compared to $50 million during 2010. The increase of $4 million was due primarily to higher share-based compensation costs ($3 million) and higher legal and regulatory compliance costs ($2 million).

The increase in share-based compensation expense is due primarily to fair value adjustments. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups. See Note 13 of the Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general, and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $106 million in 2011 compared to $95 million in 2010. This increase in expense of $11 million was due primarily to a large charitable contribution we made to a forest conservation fund ($5 million) in 2011, higher compensation expenses ($2 million) and higher legal and regulatory compliance costs ($2 million).

PLUM CREEK 2011 FORM 10-K | 43

Table of Contents	PART II / ITEM 7

Interest Expense, net. Interest expense, net of interest income, was $139 million in 2011. This was essentially flat compared to 2010.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $1 million for 2011 compared to a provision for income taxes of $1 million in 2010. This decrease in tax expense of $2 million was due primarily to a $9 million decrease in operating income from our manufacturing business during 2011 compared to 2010 (resulting in lower tax expense of $4 million), offset in part by a $3 million valuation allowance recorded during 2011. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets for which we do not believe it is more likely than not they will be realized in future periods.

Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2011, we have recorded deferred tax assets of $62 million (net of a $3 million valuation allowance) and deferred tax liabilities of $39 million. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

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

PLUM CREEK 2011 FORM 10-K | 44

Table of Contents	PART II / ITEM 7

Southern Resources Segment.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	5.021	$23	4.402	$22
Pulpwood ($/Ton Stumpage)	6.446	$12	6.999	$10
Total	11.467		11.401

Revenues increased by $30 million, or 9%, to $377 million in 2010 compared to 2009. This increase was due primarily to higher sawlog harvest volumes ($22 million), higher pulpwood prices ($15 million), and higher sawlog prices ($3 million), partially offset by lower pulpwood harvest volumes ($13 million). Sawlog harvest volumes increased by approximately 600,000 tons, or 14%, and pulpwood harvest volumes decreased by approximately 600,000 tons, or 8%, compared to 2009 due primarily to a shift in standing inventory. During the past several years, we have concentrated on thinning young timber stands (i.e. first thinnings) to maintain vigorous growth rates and to capture favorable pulpwood prices. The timber harvested from these first thinnings was predominately pulpwood. During 2010, a greater proportion of harvest volume was from more mature timber stands that contained both pulpwood and small diameter sawlogs.

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

Real Estate Segment.

	Year Ended December 31, 2010			Year Ended December 31, 2009
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	63,235	$61	$970	19,620	$19	$950
Large Non-Strategic	24,310	32	1,320	59,160	38	650
Conservation	116,105	122	1,050	165,855	280	1,690
Higher and Better Use / Recreational	53,265	114	2,140	50,275	112	2,235
Development Properties	845	3	3,415	2,060	12	5,520
Conservation Easements		4	455		—
Subtotal	257,760	336		296,970	461
Revenue from Non-Cash Exchange	—	—	—	20,600	25	1,205
Total	257,760	$336		317,570	$486

Revenues decreased by $150 million to $336 million in 2010. This decrease was due primarily to lower revenues from sales of conservation properties ($158 million) and revenue realized on a non-cash exchange valued at $25 million in

PLUM CREEK 2011 FORM 10-K | 45

Table of Contents	PART II / ITEM 7

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

Revenues from higher and better use / recreational land sales were generally comparable between 2010 and the prior year. However, average sales realization decreased by 4% due primarily to our continued focus on selling lower valued recreational properties. The demand for higher valued recreational properties remained weak due to concern over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing.

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

Manufactured Products Segment.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	116,090 MBF	$507	164,512 MBF	$397
Plywood	172,716 MSF	$378	154,918 MSF	$357
MDF	157,017 MSF	$606	132,092 MSF	$597

(A)	Represents product prices at the mill level.

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

PLUM CREEK 2011 FORM 10-K | 46

Table of Contents	PART II / ITEM 7

Lumber sales prices were 28% higher during 2010 due primarily to limited supply, a temporary increase in demand and the closure and curtailment of our mills in 2009, which generally sold a lower-value product. The supply of lumber was constrained due to extensive mill curtailments and weather-related log shortages, primarily during the first half of 2010. The temporary improvement in demand was primarily due to the restocking of lumber inventories in anticipation of the 2010 spring building season. Lumber prices peaked during the second quarter of 2010 but declined during the remainder of 2010 as demand for housing remained weak. U.S. housing starts were 588,000 for all of 2010, a 6% increase from the 554,000 starts in 2009 (a record low since 1945). Additionally, repair and remodel activity in the U.S. improved modestly during 2010 (3%), but still remained over 20% below peak levels in the prior decade. Lumber sales volume declined 29% during 2010 due primarily to curtailed production. During 2009, we permanently closed two lumber mills and suspended production at two other lumber mills as a result of historically low housing starts.

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

Other Segment. Operating income increased $6 million to $23 million in 2010 due primarily to a $5 million operating gain in connection with the termination of a land lease in 2010. The $5 million was recorded in our Other Segment since the consideration was primarily for the release of mineral rights and is reported as Other Operating Income (Expense), net in our Consolidated Statements of Income.

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

Other Costs and Eliminations. Other costs and eliminations (consisting of corporate overhead and intercompany profit elimination) decreased operating income by $51 million in both 2010 and 2009.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general, and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $95 million in 2010 and by $106 million in 2009. This decrease in expense of $11 million was due primarily to lower share-based compensation expense ($7 million) and lower severance charges ($4 million). The decrease in share-based compensation expense was due to a decrease in the fair value of our value management plan awards in 2010. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Interest Expense, net. Interest expense, net of interest income, decreased $9 million, or 6%, to $138 million in 2010. This decrease was due primarily to debt retirements, including both maturing borrowings and prepayments, of Senior Notes (fixed rate debt) in 2009 and 2010. While these retirements reduced average outstanding debt levels in 2010 compared to 2009, a portion of the retirements were refinanced with our line of credit at significantly lower interest rates. Interest expense for both periods included $58 million related to our Note Payable to Timberland Venture.

PLUM CREEK 2011 FORM 10-K | 47

Table of Contents	PART II / ITEM 7

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

PLUM CREEK 2011 FORM 10-K | 48

Table of Contents	PART II / ITEM 7

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

Our Resources and Manufactured Products Segments have significant uses of cash, and as a result our operating income (excluding depletion and depreciation) approximates the Segment’s operating cash flow. In contrast, our cash outflows in our Real Estate and Other Segments are very small, and as a result our revenues from those Segments approximate operating cash flows. In our Other Segment, cash may be received in upfront payments, such as lease bonuses, but revenues will be recognized over several reporting periods (quarters or years). We have summarized our sources and uses of cash in a table later in this section.

During 2011, our operating results and cash flow continued to be negatively impacted by the weak housing market. This trend is expected to continue in 2012 due to the near record low housing starts, the weak U.S. economy, high unemployment, low consumer confidence and tight lending standards. During 2011, we generated $374 million of cash from operating activities. Despite anticipated improved cash flow as a result of higher sawlog harvest volumes and prices, we expect cash provided by operating activities in 2012 to decline due to using $98 million of cash for the purchase of an eight-year timber deed.
We expect our cash balance to improve approximately $50 million during 2012 due to anticipated higher sawlog volumes and prices, and also due to financing the purchase of the timber deed. As a result, we expect more than adequate cash to fund our current dividend (approximately $271 million) and planned capital expenditures (approximately $80 million). We ended 2011 with a strong balance sheet; we had a cash balance of $254 million and availability on our line of credit of $250 million. We have scheduled debt principal payments of $353 million in 2012 and $174 million in January 2013. We plan on refinancing these debt obligations at favorable interest rates.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31 (in millions):

	2011	2010	2009
Net Cash Provided By Operating Activities	$374	$449	$540
Net Cash Used In Investing Activities	(171)	(58)	(64)
Net Cash Used In Financing Activities	(201)	(438)	(546)
Change in Cash and Cash Equivalents	$2	$(47)	$(70)

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2011 totaled $374 million compared to $449 million in 2010. This decrease of $75 million is due primarily to a combined $32 million decrease in operating income from both of our Resources Segments and our Manufactured Products Segment, net lower proceeds from real estate sales of $29 million, and a $13 million Federal income tax refund received in 2010. See Results of Operations for a discussion of the factors impacting operating income for our Resources and Manufactured Products Segments and factors impacting real estate proceeds for our Real Estate Segment.

In 2010, we received a $13 million Federal income tax refund as a result of the Worker, Homeownership and Business Assistance Act of 2009, which allowed our taxable REIT subsidiaries to carry back net operating losses and amend previously filed tax returns. During 2011, we received less than $1 million in Federal income tax refunds.

PLUM CREEK 2011 FORM 10-K | 49

Table of Contents	PART II / ITEM 7

Net Cash provided by operating activities for the year ended December 31, 2010 totaled $449 million, compared to $540 million in 2009. This decrease of $91 million from 2009 is due primarily to net lower proceeds from real estate sales of $122 million and a $65 million change in working capital, offset in part by a combined $80 million increase in operating income from our Resources Segments and our Manufactured Products Segment (net of a 2009 $10 million non-cash impairment charge) and a lease bonus we received of $10 million from a modification of certain gas exploration rights.

The net lower proceeds from real estate sales of $122 million in 2010 was due primarily to the $250 million of proceeds received during 2009 from the closing of the second phase of the three phase transaction, partially offset by the $89 million of proceeds received during 2010 for the closing of the third phase of the three phase transaction. Further offsetting the lower proceeds were increased small non-strategic sales in 2010 of $44 million.

The change in working capital of $65 million, which decreased from 2009, is primarily due to proceeds we received from a like-kind exchange escrow account in 2009. Proceeds associated with a like-kind exchange are either reinvested in like-kind property within 180 days or distributed to the company at the end of either the 45-day identification period or the 180-day reinvestment period. There were no proceeds in a forward like-kind exchange account at either December 31, 2010 or December 31, 2009. However, during 2009, we received proceeds of $48 million from our like-kind exchange escrow account related to transactions entered into during 2008.

During the first quarter of 2010, we received proceeds of $10 million for a lease modification for gas exploration rights that were originally granted in 2008. The $10 million is being amortized into revenue over the three-year exploration term.

Timber Deed Acquisition. In January 2012, the company purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber and will be harvested over the eight-year term of the deed. The timber deed purchase price has been and will be reflected in our Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

Capital Expenditures. Capital expenditures were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Capital Expenditures (Excluding Timberland Acquisitions)	$70	$71	$61
Expenditures for Real Estate Development	3	2	1
Total Capital Expenditures	$73	$73	$62

Planned capital expenditures for 2012 (excluding timberland and mineral acquisitions) are expected to be approximately $80 million and include approximately $65 million for our timberlands, $4 million for our manufacturing facilities, $5 million for real estate development investments, and $6 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2012 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

Timberland Acquisitions. During 2011, the company acquired 59,000 acres of timberlands primarily located in Alabama and Georgia and mineral reserves in Oregon for a total of $101 million. These purchases were financed primarily from our line of credit and have been accounted for as asset acquisitions. There were no significant timberland acquisitions in 2010 or 2009.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant.  In 2012, we have $353 million of scheduled debt principal payments. Additionally, in January 2013, we have a $174 million scheduled debt principal payment. We expect to refinance these debt obligations prior to maturity at favorable rates. Furthermore, we believe that our cash flows from continuing operations and current cash on hand will be sufficient to fund 2012 planned capital expenditures, interest payments on our indebtedness and our dividend.

PLUM CREEK 2011 FORM 10-K | 50

Table of Contents	PART II / ITEM 7

Sources and Uses of Cash.  The following table summarizes our sources and uses of cash for the years ended December 31 (in millions):

	2011	2010	2009
Sources of Cash:
Operations (A)	$337	$402	$437
Changes in Working Capital	(8)	(4)	61
Cash Distributions from Timberland Venture	56	57	53
Cash from Stock Option Exercises	10	2	—
Cash from Sale of Properties and Other Assets	—	13	1
Increase Debt Obligations, net	87	—	—
Other Cash Changes, net (B)	—	2	—
Total Sources of Cash	482	472	552
Uses of Cash:
Returned to Stockholders:
Dividends	(272)	(272)	(275)
Common Stock Repurchases	(26)	(51)	(87)
Reinvest in the Business:
Timber Deed Acquired	(5)	—	—
Capital Expenditures, including Real Estate Development (C)	(73)	(73)	(62)
Timberlands and Minerals Acquired	(101)	—	(1)
Meet our Pension Obligations:
Pension Contributions	(3)	(4)	(10)
Purchases of Marketable Securities	—	(2)	(3)
Reduce Debt Obligations, net	—	(117)	(184)
Total Uses of Cash	(480)	(519)	(622)
Change in Cash and Cash Equivalents	$2	$(47)	$(70)

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Equity Earnings from Timberland Venture, Gain on Sales of Properties and Other Assets, (Gain) Loss on Extinguishment of Debt, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes and Other Operating Activities (excluding Expenditures for Real Estate Development - see discussion in Footnote B below) to Net Income.

(B)	From the Consolidated Statements of Cash Flows, Other Investing Activities.

(C)	See Capital Expenditures section above for calculation. Expenditures for Real Estate Development are included in Other Operating Activities, net.

Borrowings

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

Line of Credit. We have a $600 million revolving line of credit agreement that matures January 30, 2015. As of December 31, 2011, the weighted-average interest rate for the borrowings on the line of credit was 1.71%. The interest rate on the line of credit is based on LIBOR plus 1.50%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. In addition to interest expense on outstanding borrowings, we pay an annual facility

PLUM CREEK 2011 FORM 10-K | 51

Table of Contents	PART II / ITEM 7

fee equal to 0.25% that can vary depending on debt rating. Facility fees were $2 million in 2011 and $1 million in 2010. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2011, we had $348 million of borrowings and $2 million of standby letters of credit outstanding; $250 million remained available for borrowing under our line of credit. As of January 3, 2012, $251 million of the borrowings under our line of credit was repaid.

Term Credit Agreement. The company has a $350 million term credit agreement that matures July 10, 2012. As of December 31, 2011, the interest rate for the term credit agreement was 0.65%. The interest rate is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants that are substantially the same as those of the line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of December 31, 2011, the company had $263 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of December 31, 2011, the company had publicly issued and outstanding $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt consists of $575 million aggregate principal amount of 4.70% Public Debt which matures in 2021 and 5.875% Public Debt with an aggregate principal amount of $458 million which matures in 2015. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $237 million at December 31, 2011 and $164 million at December 31, 2010.

The Public Debt is structurally subordinated to all debt and liabilities of the Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2011, the total amount of debt and liabilities of the Partnership’s subsidiaries was $263 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets of the Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt only after the indebtedness of the Partnership’s subsidiaries has been repaid in full.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Senior Notes
Public Debt	$1,029	$1,029
Private Debt	263	358
Total Senior Notes	$1,292	$1,387

Plum Creek Timber Company, Inc. and the Partnership have filed a shelf registration statement with the Securities and Exchange Commission which expires December 2014. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and the Partnership, from time to time, may offer and sell debt securities. The company and the Partnership intend to maintain a shelf registration statement with respect to such securities.

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2011. See Notes 9 and 16 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2011 FORM 10-K | 52

Table of Contents	PART II / ITEM 7

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2011	2010
Public Debt	$—	$—
Private Debt	95	269
Term Credit Agreement	—	250
Total	$95	$519

During 2010, the company prepaid approximately $213 million of principal of Private Debt. This prepayment resulted in a $13 million loss. The $13 million loss for the year ended December 31, 2010 is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Covenants. Our Senior Notes, Term Credit Agreement and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of December 31, 2011.

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

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At December 31, 2011, our entire cash balance of $254 million is available to make restricted payments. See Note 9 of the Notes to Consolidated Financial Statements.

As of December 31, 2011, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On February 7, 2012, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on March 2, 2012 to stockholders of record on February 17, 2012. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company's ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek's products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. For the year ended December 31, 2011, we repurchased 0.7 million shares of common stock at a total cost of $25 million, or an average cost per share of $34.84. At December 31, 2011, $175 million is available for share repurchases under the current Board of Directors' authorization. See Note 11 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2011 FORM 10-K | 53

Table of Contents	PART II / ITEM 7A

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

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value(A)
December 31, 2011
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$250	$3	$462	$3	$575	$1,296	$1,368
Average Interest Rate(C)	5.5%	5.4%	5.2%	5.2%	4.7%	4.7%
Related Party Obligations
Principal Due						$783	$783	$913
Interest Rate						7.4%
Variable Rate Debt(D)	$350						$350	$349
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

December 31, 2010
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	95	$3	$250	$3	$462	$579	$1,392	$1,436
Average Interest Rate(C)	5.6%	5.5%	5.4%	5.2%	5.2%	4.7%
Related Party Obligations
Principal Due						$783	$783	$885
Interest Rate						7.4%
Variable Rate Debt		$350					$350	$347

(A)
The fair value of the company's Public Debt is estimated using market quotes; the fair value of the company's Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The decrease in fair value of our fixed rate debt compared to December 31, 2010 (excluding related party debt) was due primarily to principal repayments of $95 million of Private Debt during the twelve month period, partially offset by lower market interest rates. The increase in the fair value of our Note Payable to Timberland Venture at December 31, 2011 compared to December 31, 2010 was due primarily to lower market interest rates. In December 2011, the decline in treasury rates exceeded the increase in credit spreads (the difference between corporate debt rates and treasury rates) for debt with similar maturities, resulting in an increase in the fair value at December 31, 2011 for both our Private Debt and for our Note Payable to Timberland Venture.

The fair value of our floating rate term loan (variable rate debt) as of December 31, 2011 and December 31, 2010 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of December 31, 2011 and December 31, 2010.

(B)	Excludes unamortized discount of $4 million and $5 million at December 31, 2011 and 2010, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

PLUM CREEK 2011 FORM 10-K | 54

Table of Contents	PART II / ITEM 7A

(D)
As of December 31, 2011, the interest rate for the $350 million term credit agreement was 0.65%. The interest rate on the term credit agreement is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. Not included in the above table are borrowings under our $600 million revolving line of credit of $348 million. As of December 31, 2011, the weighted-average interest rate on the $348 million of borrowings was 1.71%. The interest rate on the line of credit is based on LIBOR plus 1.50%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. As of January 3, 2012, $251 million of the borrowings under our line of credit was repaid.

PLUM CREEK 2011 FORM 10-K | 55

Table of Contents	PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Millions, Except Per Share Amounts)	2011	2010	2009
REVENUES:
Timber	$572	$569	$545
Real Estate	301	336	486
Manufacturing	273	265	245
Other	21	20	18
Total Revenues	1,167	1,190	1,294

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	445	421	431
Real Estate	92	148	200
Manufacturing	250	236	257
Other	2	2	1
Total Cost of Goods Sold	789	807	889
Selling, General and Administrative	106	95	106
Total Costs and Expenses	895	902	995

Other Operating Income (Expense), net	3	9	—

Operating Income	275	297	299

Equity Earnings from Timberland Venture	56	57	55

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	81	80	89
Interest Expense (Note Payable to Timberland Venture)	58	58	58
Total Interest Expense, net	139	138	147

Loss on Extinguishment of Debt	—	(13)	(2)

Income before Income Taxes	192	203	205

Provision (Benefit) for Income Taxes	(1)	1	(31)

Income from Continuing Operations	193	202	236

Gain on Sale of Properties, net of tax	—	11	—

Net Income	$193	$213	$236

PER SHARE AMOUNTS:

Income from Continuing Operations – Basic	$1.19	$1.25	$1.45
Income from Continuing Operations – Diluted	$1.19	$1.24	$1.44

Net Income per Share – Basic	$1.19	$1.31	$1.45
Net Income per Share – Diluted	$1.19	$1.31	$1.44

Dividends Declared – per Common Share Outstanding	$1.68	$1.68	$1.68

Weighted-Average Number of Shares Outstanding
– Basic	161.7	162.1	163.3
– Diluted	162.0	162.3	163.4

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2011 FORM 10-K | 56

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Millions)	2011	2010	2009
Net Income	$193	$213	$236

Other Comprehensive Income before Income Taxes:
Defined Benefit Pension Plans
Actuarial Gain (Loss)	(31)	6	3
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	2	2	7
Unrealized Gains (Losses) on Grantor Trust Assets
Unrealized Holding Gains (Losses) Arising During Period	(1)	2	5
Less: Reclassification for Gains (Losses) Recognized in Net Income	—	—	—

Other Comprehensive Income (Loss) Before Tax	(30)	10	15

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	(6)	2	3

Other Comprehensive Income (Loss) After Tax	(24)	8	12

Comprehensive Income	$169	$221	$248

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2011 FORM 10-K | 57

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

(In Millions, Except Per Share Amounts)	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$254	$252
Accounts Receivable	28	21
Inventories	48	49
Deferred Tax Asset	6	7
Assets Held for Sale	103	57
Other Current Assets	15	24
	454	410

Timber and Timberlands, net	3,377	3,405
Property, Plant and Equipment, net	138	146
Equity Investment in Timberland Venture	201	201
Deferred Tax Asset	17	10
Investment in Grantor Trusts (at Fair Value)	36	35
Other Assets	36	44
Total Assets	$4,259	$4,251

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$352	$94
Line of Credit	348	166
Accounts Payable	25	25
Interest Payable	26	23
Wages Payable	20	23
Taxes Payable	9	12
Deferred Revenue	27	25
Other Current Liabilities	8	7
	815	375

Long-Term Debt	1,290	1,643
Note Payable to Timberland Venture	783	783
Other Liabilities	108	76
Total Liabilities	2,996	2,877

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 161.3 at December 31, 2011 and 161.6 at December 31, 2010	2	2
Additional Paid-In Capital	2,261	2,243
Retained Earnings (Accumulated Deficit)	(28)	51
Treasury Stock, at Cost, Common Shares – 26.9 at December 31, 2011 and 26.2 at December 31, 2010	(937)	(911)
Accumulated Other Comprehensive Income (Loss)	(35)	(11)
Total Stockholders’ Equity	1,263	1,374
Total Liabilities and Stockholders’ Equity	$4,259	$4,251

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2011 FORM 10-K | 58

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
(In Millions)	Shares	Dollars
January 1, 2009	166.0	$2	$2,225	$149	$(773)	$(31)	$1,572
Net Income				236			236
Other Comprehensive Income						12	12
Dividends				(275)			(275)
Shares Issued under Stock Incentive Plans	0.1	—	1				1
Share-based Compensation			7				7
Common Stock Repurchased	(3.3)	—			(87)		(87)
December 31, 2009	162.8	$2	$2,233	$110	$(860)	$(19)	$1,466
Net Income				213			213
Other Comprehensive Income						8	8
Dividends				(272)			(272)
Stock Option Exercises	0.1	—	2				2
Shares Issued under Stock Incentive Plans	0.1	—	1				1
Share-based Compensation			7				7
Common Stock Repurchased	(1.4)	—			(51)		(51)
December 31, 2010	161.6	$2	$2,243	$51	$(911)	$(11)	$1,374
Net Income				193			193
Other Comprehensive Income						(24)	(24)
Dividends				(272)			(272)
Stock Option Exercises	0.3	—	10				10
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			8				8
Common Stock Repurchased	(0.7)	—			(26)		(26)
December 31, 2011	161.3	$2	$2,261	$(28)	$(937)	$(35)	$1,263

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2011 FORM 10-K | 59

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$193	$213	$236
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009)	96	96	109
Basis of Real Estate Sold	77	132	155
Equity Earnings from Timberland Venture	(56)	(57)	(55)
Distributions from Timberland Venture	56	57	53
Deferred Income Taxes	—	1	(14)
Gain on Sale of Properties and Other Assets	—	(13)	—
Loss on Extinguishment of Debt	—	13	2
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	11	3	(6)
Timber Deed Acquired	(5)	—	—
Pension Plan Contributions	(3)	(4)	(10)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	—	48
Income Tax Receivable	(1)	13	8
Other Working Capital Changes	(7)	(17)	5
Other	13	12	9
Net Cash Provided By Operating Activities	374	449	540

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(70)	(71)	(61)
Timberlands and Minerals Acquired	(101)	—	(1)
Proceeds from Sale of Properties and Other Assets	—	13	1
Purchases of Marketable Securities	—	(2)	(3)
Other	—	2	—
Net Cash Used In Investing Activities	(171)	(58)	(64)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(272)	(272)	(275)
Borrowings on Line of Credit	1,921	1,783	1,073
Repayments on Line of Credit	(1,739)	(1,937)	(984)
Proceeds from Issuance of Long-Term Debt	—	575	—
Debt Issuance Costs	—	(7)	—
Principal Payments and Retirement of Long-Term Debt	(95)	(531)	(273)
Proceeds from Stock Option Exercises	10	2	—
Acquisition of Treasury Stock	(26)	(51)	(87)
Net Cash Used In Financing Activities	(201)	(438)	(546)

Increase (Decrease) In Cash and Cash Equivalents	2	(47)	(70)
Cash and Cash Equivalents:
Beginning of Period	252	299	369

End of Period	$254	$252	$299

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Interest - Debt Obligations to Unrelated Parties	$76	$80	$93
Interest - Note Payable to Timberland Venture	58	58	58
Interest - Net	$134	$138	$151
Income Taxes - Net	$—	$(15)	$(18)

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2011 FORM 10-K | 60

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek,” “the company,” “we,” “us,” or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. Plum Creek Timber Company, Inc. is also the parent company of its wholly-owned subsidiary Plum Creek Timberlands, L.P. (“the Partnership”), a Delaware Limited Partnership. At December 31, 2011, the company owned and managed approximately 6.6 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been curtailed). Included in the 6.6 million acres are approximately 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. The following table sets forth the annual revenues from the company’s largest customer as a percentage of total annual revenues for the years ended December 31:

	2011	2010	2009
Customer Revenue as a Percentage of Total Revenues	7%	7%	7%

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

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products

PLUM CREEK 2011 FORM 10-K | 61

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(primarily wood chips), and amounts billed for shipping and handling, are recognized at the time of delivery.

Revenue from the sale of real estate is recognized when the sale has been consummated, the buyer’s initial and ongoing payments are adequate, the risks and rewards of owning the property have transferred to the buyer, and we have no continuing involvement with the property. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. These sales ("Credit Sales") as a percentage of total real estate sales were as follows for the years ended December 31:

	2011	2010	2009
Credit Sales as a Percentage of Total Real Estate Sales	0%	3%	3%

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

Accounts Receivable. Accounts receivable is presented net of an allowance for doubtful accounts of $0.4 million at December 31, 2011 and $0.4 million at December 31, 2010. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. Plum Creek may enter into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions may include both forward (timberlands sold, followed by

PLUM CREEK 2011 FORM 10-K | 62

Table of Contents	PART II / ITEM 8

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

Timber and Timberlands. Timber (including timber deeds and logging roads) and timberlands (including mineral reserves) are stated at cost less accumulated depletion for timber previously harvested and accumulated road amortization. The company capitalizes timber and timberland purchases along with reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth. The company presents timber and timberland purchases and the capitalized costs described above under Investing Activities on the Consolidated Statements of Cash Flows. A timber deed, also called timber cutting rights, allows the company to harvest timber on timberlands it does not own over a specific time period (currently less than 10 years). The company capitalizes timber deed acquisitions. The company presents timber deed acquisitions under Operating Activities on the Consolidated Statements of Cash Flows. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands (other than lease payments for the purchase of standing timber, in which case the payments are capitalized) and forest management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over 30 years. Costs for roads that are built to access multiple logging sites over numerous years are capitalized and amortized over 6 years. Costs for roads built to access a single logging site are expensed as incurred.

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

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the company’s 6.6 million acres of timberlands are approximately 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

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

PLUM CREEK 2011 FORM 10-K | 63

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

determines the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Properties developed by the company will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $13 million at December 31, 2011. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current). Total capitalized real estate development costs at December 31, 2010 were $14 million.

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands are included in Timber and Timberlands as they are still managed for timber operations. At December 31, 2011, approximately $18 million of costs have been capitalized for a single project that has been approved by a state commission but is being appealed in court by groups opposed to the project. While not expected, if the approval is reversed, some or all of these capitalized costs could be written off in the next twelve months.

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $103 million at December 31, 2011 and $57 million at December 31, 2010. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or by a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

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

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded. Depreciation expense, excluding impairment charges, was as follows for the years ended December 31 (in millions):

	2011	2010	2009
Depreciation Expense	$20	$19	$20

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

PLUM CREEK 2011 FORM 10-K | 64

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

compensation expense are recorded in the Consolidated Statements of Income.

Plum Creek maintains another grantor trust, which the company uses to fund its non-qualified pension plan obligation. See Notes 10 and 12 of the Notes to Consolidated Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the company’s Consolidated Balance Sheets. Realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss, unless an other than temporary impairment has occurred, in which case an impairment loss is recognized in the Consolidated Statements of Income.

Shipping and Handling Costs. Costs incurred for the transportation of timber and manufactured products are included in Cost of Goods Sold.

Accounting for Share-Based Compensation. All share-based payments to employees are recognized in the income statement based on their fair values. The company uses the Black-Scholes-Merton option pricing model to value stock options and uses the grant date fair values, the closing market price for its common stock, to value other common stock awards of restricted stock and restricted stock units. The company also grants share-based awards that are classified and accounted for as liabilities. These awards are valued using a Monte Carlo simulation.

Other Operating Income. Periodically the company will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 19 of the Notes to Consolidated Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2011 presentation. The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements

Presentation of Comprehensive Income. In 2011, the FASB issued a new accounting standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or in other comprehensive income, or when an item of other comprehensive income is recognized or must be reclassified to net income. During 2011, the FASB also deferred a requirement that entities present separately reclassification adjustments on the face of the income statement.

While the new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011, as permitted by the standard, the company has elected adoption at December 31, 2011. As a result, the financial statements include separate Consolidated Statements of Comprehensive Income with retrospective application to previously presented periods.

PLUM CREEK 2011 FORM 10-K | 65

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. EARNINGS PER SHARE

The following tables set forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2011	2010	2009
Income from Continuing Operations	$193	$202	$236
Gain on Sale of Properties, net of tax	—	11	—
Net Income Available to Common Stockholders	$193	$213	$236
Denominator for Basic Earnings per Share	161.7	162.1	163.3
Effect of Dilutive Securities – Stock Options	0.2	0.1	0.1
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	0.1	0.1	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.0	162.3	163.4
Per Share Amounts – Basic:
Income from Continuing Operations	$1.19	$1.25	$1.45
Gain on Sale of Properties, net of tax	$—	$0.07	$—
Net Income	$1.19	$1.31	$1.45
Per Share Amounts – Diluted:
Income from Continuing Operations	$1.19	$1.24	$1.44
Gain on Sale of Properties, net of tax	$—	$0.07	$—
Net Income	$1.19	$1.31	$1.44

Basic and diluted per share amounts are computed independently for each caption presented. Therefore, the sum of the per share components from the table above may not equal the per share amount presented.

Under the company's Stock Incentive Plan (See Note 13 of the Notes to Consolidated Financial Statements), the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the years ended December 31 (shares in millions):

	2011	2010	2009
Number of Options	1.5	2.0	2.2
Range of Exercise Prices	$35.22 to $43.23	$33.75 to $43.23	$30.70 to $43.23
Expiration on or before	February 2021	February 2020	February 2019

PLUM CREEK 2011 FORM 10-K | 66

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Raw Materials (primarily logs)	$10	$12
Work-In-Process	1	1
Finished Goods	24	24
	35	37
Supplies	13	12
Total	$48	$49

NOTE 4. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Timber and Logging Roads, net	$2,232	$2,261
Timber Deed	5	—
Timberlands	1,140	1,144
Timber and Timberlands, net	$3,377	$3,405

During 2011, the company acquired approximately 59,000 acres of timberlands primarily located in Alabama and Georgia and mineral reserves in Oregon for a total of $101 million. These purchases were financed primarily from our line of credit and have been accounted for as asset acquisitions. Timberland dispositions during 2011 were approximately 185,000 acres, of which 45,000 acres were located in the Northern Resources Segment and 140,000 acres were located in the Southern Resources Segment.

Timberland dispositions during 2010 were approximately 258,000 acres, of which 142,000 acres were located in the Northern Resources Segment and 116,000 acres were located in the Southern Resources Segment. Included in the 142,000 acres of Northern Resources timberland dispositions are approximately 70,000 acres sold in Montana for proceeds of $89 million and operating income of $37 million from the third phase of a multi-period contract. In connection with this multi-period transaction, we also entered into a fiber supply agreement for these timberlands (for up to 15 years) at market-based prices to supply our manufacturing facilities.

In January 2012, the company purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber and will be harvested over the eight-year term of the deed. The timber deed purchase price has been and will be reflected in our Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

The company's Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2011, the book basis of real estate held for sale was $103 million and was $57 million as of December 31, 2010. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

PLUM CREEK 2011 FORM 10-K | 67

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Impairment Losses	$1	$1	$3
Book Basis of Property	$7	$2	$33

The fair value of the impaired assets was primarily determined based on external appraisals which were derived from a combination of comparable sales and discounted future cash flows.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Land, Buildings and Improvements	$86	$84
Machinery and Equipment	315	309
	401	393
Accumulated Depreciation	(263)	(247)
Property, Plant and Equipment, net	$138	$146

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

Plum Creek operates as a REIT through various wholly-owned subsidiaries and a joint venture partnership. The activities of the operating partnerships and joint venture partnership consist primarily of sales of standing timber under pay-as-cut sales contracts. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $1.8 billion at December 31, 2011.

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

Prior to 2011, Plum Creek was generally subject to corporate-level tax (built-in gains tax) when the company made a taxable disposition of certain properties acquired in a 2001 merger. The built-in gains tax applied to gains recognized from such asset sales to the extent that the fair value of the property exceeded its tax basis at the merger date. Built-in gains tax was generally not payable on dispositions of property to the extent the proceeds from such dispositions were reinvested in qualifying like-kind replacement property. Prior to 2011, Plum Creek maintained a deferred income tax liability related to the book-tax basis difference of timber and timberlands that were expected to be sold, and subject to, the built-in gains tax.

PLUM CREEK 2011 FORM 10-K | 68

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands related to the built-in gains tax were reduced by $3 million, resulting in the recognition of a $3 million deferred income tax benefit in 2009. Furthermore, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the company reversed $5 million of current tax expense related to built-in gains tax that had been accrued in 2008. Following the enactment of the Small Business Jobs Act of 2010, the company concluded that it no longer needed a deferred tax liability in connection with expected sales of timberlands that are subject to the built-in gains tax. As a result, the company reduced its deferred tax liability by $1 million in 2010.

The company recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2011, 2010 and 2009, amounts for interest and penalties included in the tax provision were insignificant. At December 31, 2011, and December 31, 2010, the company had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2011	2010	2009
Current Income Taxes (A):
Federal	$—	$—	$(14)
State	(2)	—	(2)
Deferred Income Taxes:
Federal	—	3	—
State	—	—	—
Utilization of (Benefit from) Operating Loss Carryforward	(2)	(1)	(12)
Change to Valuation Allowance	3	—	—
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	—	(1)	(3)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(1)	$1	$(31)

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

PLUM CREEK 2011 FORM 10-K | 69

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2011	2010	2009
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$67	$71	$72
REIT Income not Subject to Federal Tax	(68)	(64)	(86)
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	—	(1)	(3)
Change to Valuation Allowance	3	—	—
State Income Tax Expense (Benefit), net of Federal Benefit	(1)	—	(2)
Reversal of Accrued Built-In Gains	—	—	(5)
Tax Audit Settlements	1	—	—
Permanent Book-Tax Differences	(3)	(5)	(7)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(1)	$1	$(31)

Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2011	2010	2009
Income from Continuing Operations	$(1)	$1	$(31)
Other Comprehensive Income	(6)	2	3
Gain on Sale of Properties	—	—	—
Additional Paid-In Capital (Share-Based Compensation)	—	—	—
Total Income Tax Provision (Benefit)	$(7)	$3	$(28)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2011	2010
Deferred Income Tax Assets:
Federal and State Net Operating Loss Carryforwards	$15	$14
Accrued Compensation	7	7
Accrued Pension Benefits	17	6
Timber and Timberlands	9	9
Accrued Workers' Compensation Benefits	4	4
Inventory Reserves and Write-downs	—	2
Other Accruals and Reserves	3	6
Valuation Allowance	(3)	—
	52	48
Deferred Income Tax Liabilities:
Machinery and Equipment	(29)	(31)
	(29)	(31)
Deferred Income Tax Asset, net	$23	$17

PLUM CREEK 2011 FORM 10-K | 70

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The company has federal and state net operating loss carryforwards of $15 million at December 31, 2011 which will begin to expire in 2028. In 2011, the company recorded a valuation allowance of $3 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not will be realized in future periods.

The determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The company has recorded gross deferred tax assets of $62 million (net of a $3 million valuation allowance) and $54 million as of December 31, 2011 and December 31, 2010, respectively. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2011	2010
Current Deferred Income Tax Asset	$6	$7
Non Current Deferred Income Tax Asset	17	10
Deferred Income Tax Asset, net	$23	$17

As of December 31, 2011 and December 31, 2010, we did not have any liabilities for unrecognized tax benefits. We believe the statute of limitations has expired for all tax years prior to 2006. We continue to monitor the progress of ongoing income tax controversies. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

NOTE 7. REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2011, 2010 and 2009, Plum Creek elected to designate all distributions as long-term capital gain dividends. As of and for the years ended December 31, 2011, 2010, and 2009, Plum Creek has distributed all of its taxable income. The company has no undistributed capital gain or ordinary income as of December 31, 2011.

The table below summarizes the historical tax character of distributions to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2011	2010	2009
Capital Gain Dividend	$1.68	$1.68	$1.68
Non-Taxable Return of Capital	—	—	—
Total Distributions	$1.68	$1.68	$1.68

PLUM CREEK 2011 FORM 10-K | 71

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. BORROWINGS

All of our borrowings, except the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership (“the Partnership”). Furthermore, all of the outstanding indebtedness of the Partnership is unsecured. Outstanding borrowings consist of the following (in millions):

	December 31, 2011	December 31, 2010
Line of Credit maturing 2015, 1.71% at 12/31/11, based on LIBOR plus 1.50%	$348	$166
Term Credit Agreement due 2012, 0.65% at 12/31/11, based on LIBOR plus 0.375%.	350	350
Senior Notes due 2011, 7.83%	—	49
Senior Notes due 2013, 6.18%	174	174
Senior Notes due 2013, 7.76% less unamortized discount of $0.3 at 12/31/11, effective rate of 8.05%	72	111
Senior Notes due 2015, 5.875% less unamortized discount of $3.4 at 12/31/11, effective rate of 6.10%	454	454
Senior Notes due 2016, mature serially 2012 to 2016, 8.05%	17	24
Senior Notes due 2021, 4.70% less unamortized discount of $0.3 at 12/31/11, effective rate of 4.71%	575	575
Note Payable to Timberland Venture due 2018, 7.375%	783	783
Total Long-Term Debt	2,773	2,686
Less: Current Portion of Long-Term Debt	352	94
Less: Line of Credit	348	166
Long-Term Portion	$2,073	$2,426

Line of Credit. The company has a $600 million revolving line of credit agreement that matures January 30, 2015. The weighted-average interest rate for the borrowings on the line of credit was 1.71% and 1.95% as of December 31, 2011 and December 31, 2010, respectively. The interest rate on the line of credit is based on LIBOR plus 1.50%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. In addition to interest, the line has an annual facility fee of 0.25% that can vary depending on debt rating. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2011, we had $348 million of borrowings and $2 million of standby letters of credit outstanding; $250 million remained available for borrowing under our line of credit. As of January 3, 2012, $251 million of the borrowings under our line of credit was repaid. The line of credit has been classified as a current liability in our Consolidated Balance Sheet as of December 31, 2011, because the company used its cash as of December 31, 2011 to repay a portion of the line.

Term Credit Agreement. The company has a $350 million term credit agreement that matures July 10, 2012. As of December 31, 2011, the interest rate for the term credit agreement was 0.65%. The interest rate is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants that are substantially the same as those of the revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of December 31, 2011, the company has $263 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of December 31, 2011, the company has publicly issued approximately $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). The company has $575 million aggregate principal amount of 4.70% Public Debt which

PLUM CREEK 2011 FORM 10-K | 72

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

matures in 2021. The remaining 5.875% Public Debt with an aggregate principal amount of $458 million matures in 2015. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $237 million at December 31, 2011 and $164 million at December 31, 2010.

The Public Debt is structurally subordinated to all debt and liabilities of the Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2011, the total amount of debt and liabilities of the Partnership’s subsidiaries was $263 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets of the Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt only after the indebtedness of the Partnership’s subsidiaries has been repaid in full.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Senior Notes
Public Debt	$1,029	$1,029
Private Debt	263	358
Total Senior Notes	$1,292	$1,387

Plum Creek Timber Company, Inc. and the Partnership have filed a shelf registration statement with the Securities and Exchange Commission which expires in December 2014. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and the Partnership may from time to time, offer and sell debt securities. The company intends to maintain a shelf registration statement with respect to such securities.

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2011. See Notes 9 and 16 of the Notes to Consolidated Financial Statements.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2011	2010
Public Debt	$—	$—
Private Debt	95	269
Term Credit Agreement	—	250
Total	$95	$519

During 2010, the company prepaid approximately $213 million of principal of Private Debt. This prepayment resulted in a $13 million loss. The $13 million loss for the year ended December 31, 2010, is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

PLUM CREEK 2011 FORM 10-K | 73

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2011 (in millions):

Maturity	Debt Agreements	Note Payable to Timberland Venture	Total
2012	$353	$—	$353
2013	250	—	250
2014	3	—	3
2015	810	—	810
2016	3	—	3
Thereafter	575	783	1,358
Total	$1,994	$783	$2,777

Debt Covenants. Certain of the company’s debt agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements for the Private Debt limit our ability to make restricted payments (see Note 9 of the Notes to Consolidated Financial Statements) based on a computation of “available cash”, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreement require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of our borrowing agreements covenants as of December 31, 2011.

PLUM CREEK 2011 FORM 10-K | 74

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. RESTRICTED NET ASSETS

Plum Creek Timber Company, Inc. is the direct parent company of Plum Creek Timberlands, L.P. (“Partnership”) and Plum Creek Ventures I, LLC (“PC Ventures”), and the indirect parent of all the subsidiaries of the consolidated group. Plum Creek Timber Company, Inc. has no assets or liabilities other than its ownership interest in the Partnership and PC Ventures. During 2008, PC Ventures borrowed $783 million from an entity in which the Partnership has an equity interest. See Notes 8, 16 and 17 of the Notes to Consolidated Financial Statements. PC Ventures also has an ownership interest in the Partnership, and as a result, interest payments for this borrowing are funded by distributions to PC Ventures from the Partnership. PC Ventures has no other activities.

The Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. under the terms of certain debt agreements (see Note 8 of the Notes to Consolidated Financial Statements). Subject to certain restrictions, the Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, at December 31, 2011, all of the Partnership’s Cash and Cash Equivalents ($254 million) are available to make restricted payments. At December 31, 2011, the Partnership and its consolidated subsidiaries had net assets of $1,263 million of which $1,009 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc.

Presented below is the condensed unconsolidated financial information for Plum Creek Timber Company, Inc. as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011. The ownership of the Partnership and PC Ventures is presented using the equity method of accounting. As of December 31, 2011 and 2010, the undistributed earnings included in retained earnings (accumulated deficit) from an entity accounted for by the equity method were $17 million and $17 million, respectively.
Plum Creek Timber Company, Inc.
Condensed Unconsolidated Balance Sheet Data

(In Millions)	December 31, 2011	December 31, 2010
Assets
Investment in Consolidated Subsidiaries	$1,263	$1,374
Total Assets	$1,263	$1,374
Liabilities
Total Liabilities	$—	$—
Commitments and Contingencies
Stockholders’ Equity
Common Stock	2	2
Additional Paid-In Capital	2,261	2,243
Retained Earnings (Accumulated Deficit) and Other Equity	(28)	51
Treasury Stock, at cost	(937)	(911)
Accumulated Other Comprehensive Income (Loss)	(35)	(11)
Total Stockholders’ Equity	1,263	1,374
Total Liabilities and Equity	$1,263	$1,374

PLUM CREEK 2011 FORM 10-K | 75

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Statements of Income Data

	Year Ended
(In Millions)	December 31, 2011	December 31, 2010	December 31, 2009
Equity Earnings from Consolidated Subsidiaries	$193	$213	$236
Net Income	$193	$213	$236

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Statements of Cash Flows Data

	Year Ended
(In Millions)	December 31, 2011	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities:
Net Income	$193	$213	$236
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity Earnings from Consolidated Subsidiaries	(193)	(213)	(236)
Net Cash Provided By (Used In) Operating Activities	—	—	—
Net Cash Provided By (Used In) Investing Activities	—	—	—
Cash Flows From Financing Activities:
Cash Dividends	(272)	(272)	(275)
Cash Distribution from Plum Creek Timberlands, L.P.	288	321	362
Proceeds from Stock Option Exercises	10	2	—
Acquisition of Treasury Stock	(26)	(51)	(87)
Net Cash Provided By (Used In) Financing Activities	—	—	—
Increase In Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents:
Beginning of Year	—	—	—
End of Year	$—	$—	$—

PLUM CREEK 2011 FORM 10-K | 76

Table of Contents	PART II / ITEM 8

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

	Balance at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$253	$253
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$289	$289

	Balance at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	30	30
Trading Securities (B)	5	5
Total	$284	$284

(A)
Consists of several money market funds and is included in the $254 million and $252 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010. At December 31, 2011, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations. See Note 11 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at December 31, 2011 and $5 million at December 31, 2010. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

PLUM CREEK 2011 FORM 10-K | 77

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the company's debt was approximately $2.98 billion and $2.83 billion at December 31, 2011 and December 31, 2010, respectively, and the carrying amount was $2.77 billion and $2.69 billion at December 31, 2011 and December 31, 2010, respectively. The fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using market quotes. The fair value of the company's Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. The fair value of our Term Credit Agreement was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

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

There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the year ended December 31, 2011.

Summarized below are the Level 3 assets and liabilities reported in the company’s financial statements at fair value, measured on a nonrecurring basis, during the year ended December 31, 2010 (in millions):

	2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$2	$2	$(1)
Total			$(1)

(A)
During 2010, timberlands held for sale with a carrying value of $3 million were written down to their fair value (net of estimated selling costs) of $2 million, resulting in a loss of $1 million, which was included in earnings for the year ended December 31, 2010. These timberlands were sold in 2011. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections.

NOTE 11. STOCKHOLDERS' EQUITY

At December 31, 2011, Plum Creek had the following authorized capital of which 161.3 million shares of common stock were issued and outstanding:

•	300,634,566 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

PLUM CREEK 2011 FORM 10-K | 78

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Board of Directors, from time to time, has authorized a share repurchase program. The table below summarizes the share repurchases pursuant to this program for the years ended December 31:

	2011	2010	2009
Shares of Common Stock (in millions)	0.7	1.4	3.3
Total Cost of Shares (in millions)	$25	$50	$87
Average Cost per Share	$34.84	$36.37	$26.57

At December 31, 2011, $175 million is available for share repurchases under the current Board of Directors authorization.

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2009
Net Income			$236
Unrealized Holding Gains	$5	$—	5
Defined Benefit Plans:
Actuarial Gain	3	1	2
Reclassification to Net Income	7	2	5
Total Comprehensive Income			$248
December 31, 2010
Net Income			$213
Unrealized Holding Gains	$2	$—	2
Defined Benefit Plans:
Actuarial Gain	6	2	4
Reclassification to Net Income	2	—	2
Total Comprehensive Income			$221
December 31, 2011
Net Income			$193
Unrealized Holding Losses	$(1)	$—	(1)
Defined Benefit Plans:
Actuarial Loss	(31)	(6)	(25)
Reclassification to Net Income	2	—	2
Total Comprehensive Income			$169

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2011	2010
Net Unrealized Holding Gains	$6	$7
Defined Benefit Plans:
Net Loss	(41)	(18)
	$(35)	$(11)

PLUM CREEK 2011 FORM 10-K | 79

Table of Contents	PART II / ITEM 8

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

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2011	2010
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$135	$130
Service Cost	6	6
Interest Cost	8	7
Actuarial Loss	21	1
Benefits Paid	(6)	(9)
Benefit Obligation at End of Period	$164	$135
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$106	$96
Actual Return on Plan Assets	(3)	14
Employer Contributions	3	5
Benefits Paid	(6)	(9)
Fair Value of Plan Assets at End of Period	100	106
Funded Status—December 31	$(64)	$(29)
Amounts Recognized in the Consolidated Balance Sheet
Current Liabilities	$4	$3
Other Long-Term Liabilities	60	26
Total	$64	$29

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The actuarial loss reflected in the change in benefit obligation for 2011 is due primarily to a change in interest rate assumptions for measuring our pension liabilities as of December 31, 2011.

PLUM CREEK 2011 FORM 10-K | 80

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the benefit obligation, accumulated benefit obligation, plan assets, and assets held in the grantor trust for the qualified and non-qualified pension plans as of December 31 (in millions):

	Qualified Pension Plan		Non-Qualified Pension Plans
	2011	2010	2011	2010
Projected Benefit Obligation	$128	$106	$36	$29
Accumulated Benefit Obligation	120	101	31	25
Plan Assets	100	106	N/A	N/A
Assets Held in the Grantor Trust	N/A	N/A	31	30

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2011, the company contributed $3 million to the qualified pension plan and did not make any contributions to its grantor trust associated with the non-qualified plans. During 2010, the company contributed $4 million to the qualified pension plan and contributed $1 million to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the company expects 2012 contributions to the qualified pension plan to range between $3 million and $7 million. During 2012, the company expects to contribute between $0 million and $2 million to its grantor trust associated with the non-qualified plans.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2011	2010	2009
Service Cost	$6	$6	$7
Interest Cost	8	7	8
Expected Return on Plan Assets	(7)	(7)	(8)
Recognized Actuarial Loss	2	2	2
Settlement Loss	—	—	5
Total Pension Cost	$9	$8	$14

During 2009, the company permanently closed two lumber mills, curtailed two lumber mills and had additional employee terminations. The majority of the employees terminated elected to receive a lump-sum distribution from the pension plan. In accordance with the accounting for settlements, curtailments and certain termination benefits, we recorded a $5 million settlement loss as a result of the lump-sum distributions for the year ended December 31, 2009. The settlement loss represents a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income. It is the company’s accounting policy to recognize a settlement gain or loss when total settlements for the year exceed the sum of the current period interest and service costs.

PLUM CREEK 2011 FORM 10-K | 81

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2011	2010	2009
Net Actuarial Loss (Gain)	$31	$(6)	$(3)
Amortization of Net Actuarial Loss	(2)	(2)	(2)
Effect of Settlements and Curtailments	—	—	(5)
Total (Gain) Loss Recognized in Other Comprehensive Income	$29	$(8)	$(10)
Combined Pension Cost Recognized in Comprehensive Income	$38	$—	$4

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2011	2010
Net Loss	$53	$24
Deferred Tax Benefit	$(12)	$(6)

During 2012, we expect $4 million of the $53 million net actuarial loss to be included as a component of our total pension cost.

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

	December 31, 2011	December 31, 2010
Discount Rates
Annuity Distributions	4.95%	5.90%
Lump-Sum Distributions	3.02%	4.19%
Rate of Compensation Increase	3.45%	3.45%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2011	2010	2009
Discount Rate	5.90%	5.90%	6.85%
Expected Long-Term Return on Plan Assets	7.50%	7.75%	7.75%
Rate of Compensation Increase	3.45%	3.45%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.50% assumption as of January 1, 2011 and the 7.75% assumption as of January 1, 2010.

PLUM CREEK 2011 FORM 10-K | 82

Table of Contents	PART II / ITEM 8

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

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the company’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2011, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	32%
Small and Mid-Size Capitalization Domestic Equities	7%
International Equities	26%
Fixed Income	35%

The company currently uses actively managed funds and index funds, utilizing seven fund managers, to capture favorable returns in various asset classes and to diversify risk. Mutual funds invest in a diversified portfolio. Equity Securities and Collective Trust Funds are invested in a diversified portfolio whereby no more than 5% of an equity portfolio can be invested in a single company and fund managers are expected to be well diversified with respect to industry and economic sectors. Equity investments are limited to common stocks, common stock equivalents and preferred stock. Additionally, no more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks and other U.S. financial institutions. Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the target allocations.

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

PLUM CREEK 2011 FORM 10-K | 83

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2011 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Equity Securities:
Large Cap. Domestic	11	—	—	11
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	11	—	—	11
Small and Mid. Cap. Domestic Equity Securities	7	—	—	7
International Equity Securities	25	—	—	25
Fixed Income Securities	30	—	—	30
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	11	—	11
Fixed Income Securities	—	5	—	5
Total Investments Measured at Fair Value	$84	$16	$—	$100

The fair values of each major class of plan assets were as follows as of December 31, 2010 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Equity Securities:
Large Cap. Domestic	12	—	—	12
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	12	—	—	12
Small and Mid. Cap. Domestic Equity Securities	8	—	—	8
International Equity Securities	28	—	—	28
Fixed Income Securities	29	—	—	29
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	11	—	11
Fixed Income Securities	—	6	—	6
Total Investments Measured at Fair Value	$89	$17	$—	$106

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2011):

•	The fair value of equity securities (common stocks) and mutual funds is derived from quoted market prices in active markets at the measurement date.

•	The fair value of the underlying assets of the collective trust funds is determined using the net asset values.

PLUM CREEK 2011 FORM 10-K | 84

Table of Contents	PART II / ITEM 8

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

Projected Benefit Payments. The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments
2012	$13
2013	13
2014	13
2015	13
2016	14
2017 through 2021	72

Thrift and Profit Sharing Plan. The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35% to 100%, depending upon financial performance.

The employer match was 100% for 2011, 2010 and 2009. Amounts charged to expense relating to the company’s thrift and profit sharing plan were $4 million in 2011, 2010 and 2009.

NOTE 13. SHARE-BASED COMPENSATION PLANS

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of non-qualified stock options, restricted stock and restricted stock units, value management awards and dividend equivalents. No dividend equivalents have been awarded since 2005.

Under Plum Creek’s Stock Incentive Plan (“the Plan”), there are 12.4 million shares of common stock reserved and eligible for issuance. At December 31, 2011, 6.3 million shares of the 12.4 million reserved shares have been used and, therefore, 6.1 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

Stock Options. Under the Plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the company. Each stock option granted allows the recipient the right to purchase the company’s common stock at the fair market value of the company’s common stock on the date of the grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the Plan, the exercise price of an option may not be reduced. The company does not plan to grant any stock option awards in 2012. Currently, the company intends to eliminate stock option grants from annual incentive awards and redistribute the value of these grants between Restricted Stock Units and Value Management Awards.

PLUM CREEK 2011 FORM 10-K | 85

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2011:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2011	3,291,305	$35.59
Granted	579,350	41.55
Exercised/Surrendered	(327,280)	30.52
Cancelled/Forfeited	(2,450)	38.33
Outstanding, December 31, 2011	3,540,925	$37.03	5.9	$6
Vested or Expected to Vest, December 31, 2011	3,246,281	$36.90	5.8	$6
Exercisable, December 31, 2011	2,164,465	$36.23	4.5	$5

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2011	2010	2009
Proceeds from Stock Options Exercised	$10	$2	$—
Intrinsic Value of Stock Options Exercised	$4	$1	$—
Tax Benefit Related to Stock Options Exercised	$1	$—	$—

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2011	2010	2009
Expected Term (years)	6	6	6
Risk-Free Interest Rate	2.7%	2.7%	2.0%
Volatility	40.6%	40.3%	35.5%
Dividend Yield	4.0%	4.8%	5.0%
Weighted-Average Measurement Date Fair Value	$11.60	$9.00	$7.02

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests six months from the grant date. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2011, 2010 and 2009 were $41.99, $35.60 and $31.32, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

PLUM CREEK 2011 FORM 10-K | 86

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted stock awards activity was as follows for the year ended December 31, 2011:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2011	—	$—
Granted	16,000	$41.99
Vested	(16,000)	$41.99
Forfeited	—	$—
Balance at December 31, 2011	—	$—

The total fair value of restricted stock awards that vested during the years ended December 31, 2011, 2010 and 2009 was $0.7 million, $0.6 million and $0.6 million, respectively.

Restricted Stock Units. Under the Plan, restricted stock units may be awarded to certain directors, officers and employees of the company. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on the company’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2011, 2010 and 2009 was $41.45, $35.27 and $33.73, respectively. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2011:

	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2011	247,866	$37.09
Granted	103,760	$41.45
Vested	(107,386)	$38.66
Forfeited	(440)	$38.34
Balance at December 31, 2011	243,800	$38.25

The total fair value of restricted stock units that vested during the years ended December 31, 2011, 2010 and 2009, was approximately $4 million, $3 million and $2 million, respectively.

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

PLUM CREEK 2011 FORM 10-K | 87

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the company’s common stock. Generally, to be entitled to the payment, a participant must be employed by the company on the last day of the performance period.

Different performance ranges are expected to be established for the 2012 grant of value management awards. A unit granted in 2012 will have no value below the 25th percentile and will have full value at the 85th percentile or above. Performance between the 25th percentile and the 85th percentile is expected to be based on a sliding scale between 0% and 200% of face value.

Value management awards activity was as follows for the year ended December 31, 2011:

Units
Balance at January 1, 2011	211,080
Grants	80,730
Vested	(64,545)
Forfeitures	(400)
Balance at December 31, 2011	226,865

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2011 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2009 to 2011	68,945	$0.0	$0.0	$13.8
2010 to 2012	77,340	$3.0	$0.9	$15.5
2011 to 2013	80,580	$6.4	$3.6	$16.1

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2009 to 2011	$0	$0.0	Not Earned
2008 to 2010	$0	$0.0	Not Earned
2007 to 2009	$200	$11.1	1st Quarter 2010
2006 to 2008	$200	$10.6	1st Quarter 2009

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

PLUM CREEK 2011 FORM 10-K | 88

Table of Contents	PART II / ITEM 8

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

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for all share-based compensation plans (including both awards paid in stock and cash) was approximately $10 million, $5 million and $12 million for the years ended December 31, 2011, 2010, and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, the company recognized $2 million, $1 million and $2 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2011, there was $17 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

PLUM CREEK 2011 FORM 10-K | 89

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Other Current Assets
Prepaid Expenses	$7	$6
Taxes Receivable	3	2
Notes Receivable	2	5
Cash Held in Escrow	—	9
Other	3	2
	$15	$24
Other Non-Current Assets
Real Estate Development Properties	$13	$14
Unamortized Debt Issue Costs	8	11
Deposits	5	5
Notes Receivable	8	10
Other	2	4
	$36	$44
Other Current Liabilities
Accrued Pension Liability	$4	$3
Workers’ Compensation	2	2
Other	2	2
	$8	$7
Other Non-Current Liabilities
Timber Obligations	$6	$6
Deferred Compensation	5	5
Long-Term Incentive Compensation	3	2
Accrued Pension Liability	60	26
Deferred Revenue	20	22
Workers’ Compensation	10	10
Other	4	5
	$108	$76

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

PLUM CREEK 2011 FORM 10-K | 90

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

any unfavorable outcome becomes reasonably estimable.

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2012 through 2029, with various renewal options by either party for periods ranging from two years to fifteen additional years.

Unconditional Purchase Obligations. During 2011, the company entered a long-term agreement for the purchase of urea which will primarily be used in applying fertilizer to our timberlands to improve growth rates. The company is obligated to purchase fixed quantities of urea each year for a fifteen-year period upon the completion of the supplier's manufacturing facility and starting no later than 2014. The price per ton for urea is generally fixed; however, certain components of the price are subject to adjustment for inflation or the cost of raw materials, and the overall price per ton is subject to a cap and floor. Management does not expect these pricing adjustments will be significant and estimates that starting in 2014 annual payments under the supply agreement will be $15 million or $230 million over the life of the purchase agreement.

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $3 million, $4 million, and $5 million in 2011, 2010 and 2009, respectively. Additionally, the company has timber obligations related to certain timberlands where the company acquired title to standing timber at the inception of the leases. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2011 (in millions):

	Operating Leases	Timber Obligations
2012	$3	$1
2013	3	1
2014	2	—
2015	2	—
2016	1	—
Thereafter	1	4
Total	$12	$6

NOTE 16. TIMBERLAND VENTURE - EQUITY METHOD INVESTMENT

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

The annual interest rate on the Note Payable to Timberland Venture is fixed at 7.375%, resulting in annual interest expense of approximately $58 million. During the 10-year term of the note, interest is paid quarterly with the principal due upon maturity.

The activities of the Timberland Venture consist primarily of the ownership of timberlands and entering into cutting contracts with an affiliate of The Campbell Group for the sale and harvesting of timber. An affiliate of The Campbell Group is the manager of the Timberland Venture. The manager and the other member control the day-to-day operating

PLUM CREEK 2011 FORM 10-K | 91

Table of Contents	PART II / ITEM 8

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

No gain was recognized in connection with the contribution of the timberlands to the venture in 2008. The book basis in the contributed timberlands was $174 million, and the company capitalized costs of $9 million in connection with the transfer. The Timberland Venture recorded the contributed timberlands at fair value, or $783 million. The difference between the beginning book basis in the venture ($174 million) and the company’s share of the equity in the net assets of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate. Since the inception of the Timberland Venture through December 31, 2011, the company has recognized $21 million in equity earnings related to the amortization of the basis difference.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. At December 31, 2011, the cumulative shortfall in allocated equity earnings is $20 million. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2011	2010	2009
Preferred Interest	$50	$50	$48
Common Interest	—	—	—
Amortization of Basis Difference	6	7	7
Total Equity Earnings from Timberland Venture	$56	$57	$55

Distributions from the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2011	2010	2009
Preferred Interest	$56	$56	$53
Common Interest	—	1	—
Total Distributions from Timberland Venture	56	57	53

The Timberland Venture can only be liquidated with the consent of both members. However, upon the nine year anniversary of the Timberland Venture, Plum Creek has the right for a six-month period to cause the Timberland Venture to redeem the other member’s interest. The other Timberland Venture member has a similar redemption right after the seven year anniversary. Upon liquidation or redemption, the members’ interests (i.e. capital accounts) will be adjusted to reflect the fair value of the Timberland Venture’s net assets. The adjustment would first be allocated to our preferred interest if there exists an accumulated shortfall in net income attributable to our preferred interest but only to the extent that the fair value of the net assets of the Timberland Venture exceed book basis.

PLUM CREEK 2011 FORM 10-K | 92

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended December 31, 2011, 2010 and 2009, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to the company’s 2011 Form 10-K filing.

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

We are not the primary beneficiary of the Timberland Venture. The company does not manage the day-to-day operations of the Timberland Venture, has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We are not the primary beneficiary because we do not direct the activities that most significantly impact the Timberland Venture’s economic performance. We believe that the activities that most significantly impact the Timberland Venture’s economic performance include managing the timberlands along with the timing and extent of the harvesting activities, neither of which we control.

The carrying amount of the investment is $201 million at December 31, 2011 and $201 million at December 31, 2010, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $201 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

NOTE 18. RELATED PARTY TRANSACTIONS

The company has a common and preferred interest in Southern Diversified Timber, LLC (“the Timberland Venture”), which is accounted for under the equity method of accounting. See Note 16 of the Notes to Consolidated Financial Statements.

Equity earnings and distributions from the Timberland Venture were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Equity Earnings	$56	$57	$55
Distributions	56	57	53

In 2008, the company borrowed $783 million from the Timberland Venture for a 10-year term at a fixed annual interest rate of 7.375%. The related party obligation is included in the Consolidated Balance Sheet as Note Payable to Timberland Venture. Interest expense and paid with respect to the Note Payable to Timberland Venture were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Interest Expense	$58	$58	$58
Interest Payments	58	58	58

PLUM CREEK 2011 FORM 10-K | 93

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result, the company had accrued interest payable for the Note Payable to Timberland Venture at December 31 (in millions):

	2011	2010
Interest Payable (to related party)	$7	$7

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

Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly to China and Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to the company’s Manufactured Products Segment (see Intersegment Revenues). Hardwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the company’s 6.6 million acres of timberlands are approximately 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. The company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 300,000 acres, the company may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. Properties developed internally by the company will generally be low-intensity development limited to obtaining entitlements. Larger and more complicated projects needing more invested capital may be developed through third party ventures.

Manufactured Products Segment. The Manufactured Products Segment consists of two lumber mills (of which one mill is curtailed until markets improve), two plywood mills, two medium density fiberboard (“MDF”) facilities, one lumber remanufacturing facility in Idaho and one lumber remanufacturing facility in Montana (which is curtailed until markets

PLUM CREEK 2011 FORM 10-K | 94

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

improve). The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada and Mexico. Residual chips that are not used internally may be sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Lumber	$77	$75	$85
Plywood	75	73	62
MDF	121	117	98
Total	$273	$265	$245

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

PLUM CREEK 2011 FORM 10-K | 95

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources	Southern Resources	Real Estate(A)	Manufactured Products(B)	Other(C)	Total(D)

2011
External Revenues	$213	$359	$301	$273	$21	$1,167
Intersegment Revenues	20	—	—	—	—	20
Export Revenues	26	—	—	25	—	51
Depreciation, Depletion and Amortization	26	51	2	13	—	92
Basis of Real Estate Sold	—	—	77	—	—	77
Other Operating Gain	—	—	—	—	2	2
Operating Income (Loss)	24	74	195	15	21	329

2010
External Revenues	$192	$377	$336	$265	$20	$1,190
Intersegment Revenues	18	—	—	—	—	18
Export Revenues	14	—	—	24	—	38
Depreciation, Depletion and Amortization	28	50	2	12	—	92
Basis of Real Estate Sold	—	—	132	—	—	132
Other Operating Gain	1	—	—	2	5	8
Operating Income (Loss)	13	107	180	24	23	347

2009
External Revenues	$198	$347	$486	$245	$18	$1,294
Intersegment Revenues	14	—	—	—	—	14
Export Revenues	11	—	—	21	—	32
Depreciation, Depletion and Amortization	30	51	1	23	—	105
Basis of Real Estate Sold	—	—	155	—	—	155
Operating Income (Loss)	(3)	81	278	(23)	17	350

(A)
The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million in 2011, $1 million in 2010 and $3 million in 2009. Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

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
During 2008, the company negotiated the sale of 310,000 acres in Montana, which closed in three phases. For 2010, the Real Estate Segment includes revenue of $89 million and operating income of $37 million related to the closing of the third and final phase. For 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

PLUM CREEK 2011 FORM 10-K | 96

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(B)
During 2010, the company sold certain lumber manufacturing assets for a gain of $2 million. The gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

For 2009, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss.

(C)
During 2011, the company received a payment of $2 million for the settlement of a dispute that related to certain mineral rights. The payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During 2010, the company agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. The consideration is reported as Other Operating Gain in our Other Segment since the consideration was primarily for the release of mineral rights and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.
During 2010, the company received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. The company allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. For 2010, the sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, is being amortized into revenue of the Other Segment over the expected three-year term.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for 2011, 2010 and 2009.

A reconciliation of total segment operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2011	2010	2009
Total Segment Operating Income	$329	$347	$350
Corporate and Other Unallocated Expenses	(55)	(51)	(51)
Other Unallocated Operating Income (Expense), net	1	1	—
Operating Income	275	297	299
Equity Earnings from Timberland Venture	56	57	55
Total Interest Expense, net	(139)	(138)	(147)
Gain (Loss) on Extinguishment of Debt	—	(13)	(2)
Income before Income Taxes	$192	$203	$205

NOTE 20. SUBSEQUENT EVENTS

Quarterly Dividend. On February 7, 2012, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on March 2, 2012 to stockholders of record on February 17, 2012.

PLUM CREEK 2011 FORM 10-K | 97

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions, Except Per Share Amounts)	1st Quarter (B)	2nd Quarter	3rd Quarter	4th Quarter (C)
2011
Revenues	$275	$284	$293	$315
Gross Profit	85	88	93	112
Operating Income	60	63	69	83
Net Income	38	44	50	61
Net Income per Share—Basic (A)	$0.23	$0.27	$0.31	$0.38
Net Income per Share—Diluted (A)	$0.23	$0.27	$0.31	$0.38
2010
Revenues	$317	$258	$259	$356
Gross Profit	119	73	71	120
Operating Income	95	56	51	95
Income from Continuing Operations	76	35	32	59
Net Income	87	35	32	59
Net Income per Share—Basic (A)	$0.54	$0.21	$0.20	$0.37
Net Income per Share—Diluted (A)	$0.54	$0.21	$0.20	$0.37

(A)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

(B)	The company’s 2010 first quarter net income includes an $11 million ($0.07 per diluted share) Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

(C)
During the fourth quarter of 2010, the company paid approximately $226 million to retire $213 million of principal for senior notes scheduled to mature in the fourth quarter of 2011, resulting in a $13 million loss. This loss is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

PLUM CREEK 2011 FORM 10-K | 98

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations, comprehensive income, and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
February 24, 2012

PLUM CREEK 2011 FORM 10-K | 99

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.

We have audited Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Plum Creek Timber Company, Inc., and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
February 24, 2012

PLUM CREEK 2011 FORM 10-K | 100

Table of Contents	PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of December 31, 2011, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,033 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Millions)	2011	2010	2009
REVENUES:
Timber	$572	$569	$545
Real Estate	301	336	486
Manufacturing	273	265	245
Other	21	20	18
Total Revenues	1,167	1,190	1,294

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	445	421	431
Real Estate	92	148	200
Manufacturing	250	236	257
Other	2	2	1
Total Cost of Goods Sold	789	807	889
Selling, General and Administrative	106	95	106
Total Costs and Expenses	895	902	995

Other Operating Income (Expense), net	3	9	—

Operating Income	275	297	299

Equity Earnings from Timberland Venture	56	57	55

Interest Expense, net	81	80	89

Loss on Extinguishment of Debt	—	(13)	(2)

Income before Income Taxes	250	261	263

Provision (Benefit) for Income Taxes	(1)	1	(31)

Income from Continuing Operations	251	260	294

Gain on Sale of Properties, net of Tax	—	11	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	251	271	294

Net Income Allocable to Series T-1 Preferred Interest	(58)	(58)	(58)

Net Income Available to Common Interest Partners	$193	$213	$236

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2011 FORM 10-K | 101

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Millions)	2011	2010	2009
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$251	$271	$294

Other Comprehensive Income before Income Taxes:
Defined Benefit Pension Plans
Actuarial Gain (Loss)	(31)	6	3
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	2	2	7
Unrealized Gains (Losses) on Grantor Trust Assets
Unrealized Holding Gains (Losses) Arising During Period	(1)	2	5
Less: Reclassification for Gains (Losses) Recognized in Net Income	—	—	—

Other Comprehensive Income (Loss) Before Tax	(30)	10	15

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	(6)	2	3

Other Comprehensive Income (Loss) After Tax	(24)	8	12

Comprehensive Income	$227	$279	$306

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2011 FORM 10-K | 102

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS

(In Millions)	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$254	$252
Accounts Receivable	28	21
Inventories	48	49
Deferred Tax Asset	6	7
Assets Held for Sale	103	57
Other Current Assets	15	24
	454	410

Timber and Timberlands, net	3,377	3,405
Property, Plant and Equipment, net	138	146
Equity Investment in Timberland Venture	201	201
Deferred Tax Asset	17	10
Investment in Grantor Trusts ($36 and $35 at Fair Value in 2011 and 2010)	37	36
Other Assets	36	44
Total Assets	$4,260	$4,252

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$352	$94
Line of Credit	348	166
Accounts Payable	25	25
Interest Payable	19	16
Wages Payable	20	23
Taxes Payable	9	12
Deferred Revenue	27	25
Other Current Liabilities	8	7
	808	368

Long-Term Debt	1,290	1,643
Other Liabilities	109	77
Total Liabilities	2,207	2,088

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,263	1,374
Total Partnership Capital	2,053	2,164
Total Liabilities and Partnership Capital	$4,260	$4,252

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2011 FORM 10-K | 103

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

(In Millions)	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2009	$790	$1,603	$(31)	$2,362
Net Income before Allocation to Series T-1 Preferred Interest and Partners		294		294
Other Comprehensive Income			12	12
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(362)		(362)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		8		8
December 31, 2009	$790	$1,485	$(19)	$2,256
Net Income before Allocation to Series T-1 Preferred Interest and Partners		271		271
Other Comprehensive Income			8	8
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(321)		(321)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		8		8
December 31, 2010	$790	$1,385	$(11)	$2,164
Net Income before Allocation to Series T-1 Preferred Interest and Partners		251		251
Other Comprehensive Income			(24)	(24)
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(288)		(288)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		8		8
December 31, 2011	$790	$1,298	$(35)	$2,053

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2011 FORM 10-K | 104

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Preferred Partnership Interest and Partners	$251	271	$294
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $10 Lumber Impairment Loss in 2009)	96	96	109
Basis of Real Estate Sold	77	132	155
Equity Earnings from Timberland Venture	(56)	(57)	(55)
Distributions from Timberland Venture	56	57	53
Deferred Income Taxes	—	1	(14)
Gain on Sale of Properties and Other Assets	—	(13)	—
Loss on Extinguishment of Debt	—	13	2
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	11	3	(6)
Timber Deed Acquired	(5)	—	—
Pension Plan Contributions	(3)	(4)	(10)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	—	48
Income Tax Recievable	(1)	13	8
Other Working Capital Changes	(7)	(17)	5
Other	13	12	9
Net Cash Provided By Operating Activities	432	507	598

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(70)	(71)	(61)
Timberlands and Minerals Acquired	(101)	—	(1)
Proceeds from Sale of Properties and Other Assets	—	13	1
Purchases of Marketable Securities	—	(2)	(3)
Other	—	2	—
Net Cash Used In Investing Activities	(171)	(58)	(64)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(288)	(321)	(362)
Cash Distributions for Series T-1 Preferred Interest	(58)	(58)	(58)
Borrowings on Line of Credit	1,921	1,783	1,073
Repayments on Line of Credit	(1,739)	(1,937)	(984)
Proceeds from Issuance of Long-Term Debt	—	575	—
Debt Issuance Costs	—	(7)	—
Principal Payments and Retirement of Long-Term Debt	(95)	(531)	(273)
Net Cash Used In Financing Activities	(259)	(496)	(604)

Increase (Decrease) In Cash and Cash Equivalents	2	(47)	(70)
Cash and Cash Equivalents:
Beginning of Period	252	299	369

End of Period	$254	$252	$299

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Interest - Net	$76	$80	$93
Income Taxes - Net	$—	$(15)	$(18)

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2011 FORM 10-K | 105

Table of Contents	PART II / ITEM 8

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

At December 31, 2011, the Operating Partnership owned and managed approximately 6.6 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been curtailed). Included in the 6.6 million acres are approximately 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. The following table sets forth the annual revenues from the Operating Partnership’s largest customer as a percentage of total annual revenues for the years ended December 31:

	2011	2010	2009
Customer Revenue as a Percentage of Total Revenues	7%	7%	7%

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

PLUM CREEK 2011 FORM 10-K | 106

Table of Contents	PART II / ITEM 8

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

Revenue from the sale of real estate is recognized when the sale has been consummated, the buyer’s initial and ongoing payments are adequate, the risks and rewards of owning the property have transferred to the buyer, and we have no continuing involvement with the property. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. These sales ("Credit Sales") as a percentage of total real estate sales were as follows for the years ended December 31:

	2011	2010	2009
Credit Sales as a Percentage of Total Real Estate Sales	0%	3%	3%

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

PLUM CREEK 2011 FORM 10-K | 107

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts Receivable. Accounts receivable is presented net of an allowance for doubtful accounts of $0.4 million at December 31, 2011 and $0.4 million at December 31, 2010. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

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

Timber and Timberlands. Timber (including timber deeds and logging roads) and timberlands (including mineral reserves) are stated at cost less accumulated depletion for timber previously harvested and accumulated road amortization. The Operating Partnership capitalizes timber and timberland purchases along with reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth. The Operating Partnership presents timber and timberland purchases and the capitalized costs described above under Investing Activities on the Consolidated Statements of Cash Flows. A timber deed, also called timber cutting rights, allows the Operating Partnership to harvest timber on timberlands it does not own over a specific time period (currently less than 10 years) The Operating Partnership capitalizes timber deed acquisitions. The Operating Partnership presents timber deed acquisitions under Operating Activities on the Consolidated Statements of Cash Flows. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands (other than lease payments for the purchase of standing timber, in which case the payments are capitalized) and forest management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over 30 years. Costs for roads that are built to access multiple logging sites over numerous years are capitalized and amortized over 6 years. Costs for roads built to access a single logging site are expensed as incurred.

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

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the Operating Partnership’s 6.6 million acres of timberlands are approximately 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate

PLUM CREEK 2011 FORM 10-K | 108

Table of Contents	PART II / ITEM 8

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

Properties developed by the Operating Partnership will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $13 million at December 31, 2011. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current). Total capitalized real estate development costs at December 31, 2010 were $14 million.

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands are included in Timber and Timberlands as they are still managed for timber operations. At December 31, 2011, approximately $18 million of costs have been capitalized for a single project that has been approved by a state commission but is being appealed in court by groups opposed to the project. While not expected, if the approval is reversed, some or all of these capitalized costs could be written off in the next twelve months.

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $103 million at December 31, 2011 and $57 million at December 31, 2010. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or by a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

Accounting for Equity Method Investments. In 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The Operating Partnership accounts for its interest in the Timberland Venture under the equity method of accounting. See Note 13 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2011 FORM 10-K | 109

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation expense, excluding impairment charges, was as follows for the years ended December 31 (in millions):

	2011	2010	2009
Depreciation Expense	$20	$19	$20

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

The Operating Partnership maintains another grantor trust, which the Operating Partnership uses to fund its non-qualified pension plan obligation. See Notes 7 and 9 of the Notes to Consolidated Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the Operating Partnership’s Consolidated Balance Sheets. Realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss, unless an other than temporary impairment has occurred, in which case an impairment loss is recognized in the Consolidated Statements of Income.

Shipping and Handling Costs. Costs incurred for the transportation of timber and manufactured products are included in Cost of Goods Sold.

Accounting for Share-Based Compensation. All share-based payments to employees are recognized in the income statement based on their fair values. The Black-Scholes-Merton option pricing model is used to value Plum Creek stock options and the grant date fair values, the closing market price for Plum Creek’s common stock, are used to value other Plum Creek common stock awards of restricted stock and restricted stock units. Share-based awards that are classified and accounted for as liabilities also may be granted to any officer, director, employee, consultant, or advisor of the Operating Partnership. These awards are valued using a Monte Carlo simulation.

Other Operating Income. Periodically the Operating Partnership will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 16 of the Notes to Consolidated Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2011 presentation. The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements

Presentation of Comprehensive Income. In 2011, the FASB issued a new accounting standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or in other comprehensive income, or when an item of other comprehensive income is recognized or must be reclassified to net income. During 2011, the FASB also deferred a requirement that entities present separately reclassification adjustments on the face of the income statement.

While the new requirements are effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011, as permitted by the standard, the Operating Partnership has elected adoption at December 31, 2011. As a result, the financial statements include separate Consolidated Statements of Comprehensive Income with retrospective application to previously presented periods.

PLUM CREEK 2011 FORM 10-K | 110

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Raw Materials (primarily logs)	$10	$12
Work-In-Process	1	1
Finished Goods	24	24
	35	37
Supplies	13	12
Total	$48	$49

NOTE 3. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Timber and Logging Roads, net	$2,232	$2,261
Timber Deed	5	—
Timberlands	1,140	1,144
Timber and Timberlands, net	$3,377	$3,405

During 2011, the Operating Partnership acquired approximately 59,000 acres of timberlands primarily located in Alabama and Georgia and mineral reserves in Oregon for a total of $101 million. These purchases were financed primarily from our line of credit and have been accounted for as asset acquisitions. Timberland dispositions during 2011 were approximately 185,000 acres, of which 45,000 acres were located in the Northern Resources Segment and 140,000 acres were located in the Southern Resources Segment.

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

In January 2012, the Operating Partnership purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber and will be harvested over the eight-year term of the deed. The timber deed purchase price has been and will be reflected in our Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

The Operating Partnership’s Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberland. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2011, the book basis of real estate held for sale was $103 million and was $57 million as of December 31, 2010. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated

PLUM CREEK 2011 FORM 10-K | 111

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Income. Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Impairment Losses	$1	$1	$3
Book Basis of Property	$7	$2	$33

The fair value of the impaired assets was primarily determined based on external appraisals which were derived from a combination of comparable sales and discounted future cash flows.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Land, Buildings and Improvements	$86	$84
Machinery and Equipment	315	309
	401	393
Accumulated Depreciation	(263)	(247)
Property, Plant and Equipment, net	$138	$146

NOTE 5. INCOME TAXES

Plum Creek Timberlands, L.P. is a wholly-owned limited partnership and therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% (directly and indirectly) to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT generally does not pay corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The book basis of Plum Creek’s assets and liabilities exceeds its tax basis by approximately $1.8 billion at December 31, 2011.

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

Prior to 2011, Plum Creek was generally subject to corporate-level tax (built-in gains tax) when the Operating Partnership made a taxable disposition of certain properties acquired in a 2001 merger. The built-in gains tax applied to gains recognized from such asset sales to the extent that the fair value of the property exceeded its tax basis at the merger date. Built-in gains tax was generally not payable on dispositions of property to the extent the proceeds from such dispositions were reinvested in qualifying like-kind replacement property. Prior to 2011, the Operating Partnership maintained a deferred income tax liability related to the book-tax basis difference of timber and timberlands that were

PLUM CREEK 2011 FORM 10-K | 112

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expected to be sold, and subject to, the built-in gains tax.

In connection with the enactment of the American Recovery and Reinvestment Act of 2009, deferred taxes associated with timber and timberlands related to the built-in gains tax were reduced by $3 million, resulting in the recognition of a $3 million deferred income tax benefit in 2009. Furthermore, as a result of the enactment of the American Recovery and Reinvestment Act of 2009, the Operating Partnership reversed $5 million of current tax expense related to built-in gains tax that had been accrued in 2008. Following the enactment of the Small Business Jobs Act of 2010, the Operating Partnership concluded that it no longer needed a deferred tax liability in connection with expected sales of timberlands that are subject to the built-in gains tax. As a result, the Operating Partnership reduced its deferred tax liability by $1 million in 2010.

The Operating Partnership recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2011, 2010 and 2009, amounts for interest and penalties included in the tax provision were insignificant. At December 31, 2011, and December 31, 2010, the Operating Partnership had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2011	2010	2009
Current Income Taxes(A):
Federal	$—	$—	$(14)
State	(2)	—	(2)
Deferred Income Taxes:
Federal	—	3	—
State	—	—	—
Utilization of (Benefit from) Operating Loss Carryforward	(2)	(1)	(12)
Change to Valuation Allowance	3	—	—
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	—	(1)	(3)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(1)	$1	$(31)

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

PLUM CREEK 2011 FORM 10-K | 113

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2011	2010	2009
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$67	$71	$72
REIT Income not Subject to Federal Tax	(68)	(64)	(86)
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	—	(1)	(3)
Change to Valuation Allowance	3	—	—
State Income Tax Expense (Benefit), net of Federal Benefit	(1)	—	(2)
Reversal of Accrued Built-In Gains	—	—	(5)
Tax Audit Settlements	1	—	—
Permanent Book-Tax Differences	(3)	(5)	(7)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(1)	$1	$(31)

Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2011		2010		2009
Income from Continuing Operations	$(1)	—	$1	—	$(31)
Other Comprehensive Income	(6)	—	2	—	3
Gain on Sale of Properties	—	—	—	—	—
Additional Paid-In Capital (Share-Based Compensation)	—	—	—	—	—
Total Income Tax Provision (Benefit)	$(7)	—	$3	—	$(28)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2011	2010
Deferred Income Tax Assets:
Federal and State Net Operating Loss Carryforwards	$15	$14
Accrued Compensation	7	7
Accrued Pension Benefits	17	6
Timber and Timberlands	9	9
Accrued Workers' Compensation Benefits	4	4
Inventory Reserves and Write-downs	—	2
Other Accruals and Reserves	3	6
Valuation Allowance	(3)	—
	52	48
Deferred Income Tax Liabilities:
Machinery and Equipment	(29)	(31)
	(29)	(31)
Deferred Income Tax Asset, net	$23	$17

PLUM CREEK 2011 FORM 10-K | 114

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Operating Partnership has federal and state net operating loss carryforwards of $15 million at December 31, 2011 which will begin to expire in 2028. In 2011, the Operating Partnership recorded a valuation allowance of $3 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not they will be realized in future periods.

The determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The company has recorded gross deferred tax assets of $62 million (net of a $3 million valuation allowance) and $54 million as of December 31, 2011 and December 31, 2010, respectively. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2011	2010
Current Deferred Income Tax Asset	$6	$7
Non Current Deferred Income Tax Asset	17	10
Deferred Income Tax Asset, net	$23	$17

As of December 31, 2011 and December 31, 2010, Plum Creek did not have any liabilities for unrecognized tax benefits. We believe the statute of limitations has expired for all tax years prior to 2006. Plum Creek continues to monitor the progress of ongoing income tax controversies. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

PLUM CREEK 2011 FORM 10-K | 115

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. BORROWINGS

Outstanding borrowings of the Operating Partnership, all of which are unsecured, consist of the following (in millions):

	December 31, 2011	December 31, 2010
Line of Credit maturing 2015, 1.71% at 12/31/11, based on LIBOR plus 1.50%	$348	$166
Term Credit Agreement due 2012, 0.65% at 12/31/11, based on LIBOR plus 0.375%.	350	350
Senior Notes due 2011, 7.83%	—	49
Senior Notes due 2013, 6.18%	174	174
Senior Notes due 2013, 7.76% less unamortized discount of $0.3 at 12/31/11, effective rate of 8.05%	72	111
Senior Notes due 2015, 5.875% less unamortized discount of $3.4 at 12/31/11, effective rate of 6.10%	454	454
Senior Notes due 2016, mature serially 2012 to 2016, 8.05%	17	24
Senior Notes due 2021, 4.70% less unamortized discount of $0.3 at 12/31/11, effective rate of 4.71%	575	575
Total Long-Term Debt	1,990	1,903
Less: Current Portion of Long-Term Debt	352	94
Less: Line of Credit	348	166
Long-Term Portion	$1,290	$1,643

Line of Credit. The company has a $600 million revolving line of credit agreement that matures January 30, 2015. The weighted-average interest rate for the borrowings on the line of credit was 1.71% and 1.95% as of December 31, 2011 and December 31, 2010, respectively. The interest rate on the line of credit is based on LIBOR plus 1.50%. This rate can range from LIBOR plus 1.275% to LIBOR plus 2% depending on our debt ratings. In addition to interest, the line has an annual facility fee of 0.25% that can vary depending on debt rating. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $600 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2011, we had $348 million of borrowings and $2 million of standby letters of credit outstanding; $250 million remained available for borrowing under our line of credit. As of January 3, 2012, $251 million of the borrowings under our line of credit was repaid. The line of credit has been classified as a current liability in our Consolidated Balance Sheet as of December 31, 2011, because the Operating Partnership used its cash as of December 31, 2011 to repay a portion of the line.

Term Credit Agreement. The Operating Partnership has a $350 million term credit agreement that matures July 10, 2012. As of December 31, 2011, the interest rate for the term credit agreement was 0.65%. The interest rate is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants that are substantially the same as those of the revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The Operating Partnership has outstanding Senior Notes with various maturities and fixed interest rates. As of December 31, 2011, the Operating Partnership has $263 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of December 31, 2011, the Operating Partnership has publicly issued approximately $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). The company has $575 million aggregate principal amount of 4.70% Public Debt which matures in 2021. The remaining 5.875% Public Debt with an aggregate principal amount of $458 million million matures in 2015. The Public Debt is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

PLUM CREEK 2011 FORM 10-K | 116

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $237 million at December 31, 2011 and $164 million at December 31, 2010.

The Public Debt is structurally subordinated to all debt and liabilities of the Operating Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2011, the total amount of debt and liabilities of the Operating Partnership’s subsidiaries was $263 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Operating Partnership’s business or other similar process, the assets of the Operating Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt only after the indebtedness of the Operating Partnership’s subsidiaries has been repaid in full.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Senior Notes
Public Debt	$1,029	$1,029
Private Debt	263	358
Total Senior Notes	$1,292	$1,387

Plum Creek Timber Company, Inc. and the Operating Partnership have filed a shelf registration statement with the Securities and Exchange Commission which expires in December 2014. Under the shelf registration statement, Plum Creek Timber Company, Inc., from time to time, may offer and sell any combination of preferred stock, common stock, depositary shares, warrants and guarantees, and the Operating Partnership may from time to time, offer and sell debt securities. Plum Creek and the Operating Partnership intend to maintain a shelf registration statement with respect to such securities.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2011	2010
Public Debt	$—	$—
Private Debt	95	269
Term Credit Agreement	—	250
Total	$95	$519

During 2010, the Operating Partnership prepaid approximately $213 million of principal of Private Debt. This prepayment resulted in a $13 million loss. The $13 million loss for the year ended December 31, 2010, is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

PLUM CREEK 2011 FORM 10-K | 117

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2011 (in millions):

Maturity	Debt Agreements
2012	$353
2013	250
2014	3
2015	810
2016	3
Thereafter	575
Total	$1,994

Debt Covenants. Certain of the Operating Partnership’s debt agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments on behalf of Plum Creek (such as payments of cash dividends or stock repurchases). The borrowing agreements for the Private Debt limit our ability to make restricted payments based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreement require that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership was in compliance with all of our borrowing agreements covenants as of December 31, 2011.

PLUM CREEK 2011 FORM 10-K | 118

Table of Contents	PART II / ITEM 8

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

	Balance at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$253	$253
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$289	$289

	Balance at December 31, 2010	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$249	$249
Available-for-Sale Securities (B)	30	30
Trading Securities (B)	5	5
Total	$284	$284

(A)
Consists of several money market funds and is included in the $254 million and $252 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010. At December 31, 2011, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations. See Note 8 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at December 31, 2011 and $5 million at December 31, 2010. Changes in the fair value of trading securities were not

PLUM CREEK 2011 FORM 10-K | 119

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

material to the Operating Partnership's financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. The estimated fair value of the Operating Partnership's debt was approximately $2.06 billion and $1.95 billion at December 31, 2011 and December 31, 2010, respectively, and the carrying amount was $1.99 billion and $1.90 billion at December 31, 2011 and December 31, 2010, respectively. The fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using market quotes. The fair value of the Operating Partnership's Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using the same rates adjusted for the different maturities. The fair value of our Term Credit Agreement was determined by adjusting the spread over LIBOR to a current market spread for comparable debt.

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

There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the year ended December 31, 2011.

Summarized below are the Level 3 assets and liabilities reported in the Operating Partnership’s financial statements at fair value, measured on a nonrecurring basis, during the year ended December 31, 2010 (in millions):

	2010	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$2	$2	$(1)
Total			$(1)

(A)
During 2010, timberlands held for sale with a carrying value of $3 million were written down to their fair value (net of estimated selling costs) of $2 million, resulting in a loss of $1 million, which was included in earnings for the year ended December 31, 2010. These timberlands were sold in 2011. The fair value was based on an external appraisal which was derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and related operating expenses using internal and external projections.

NOTE 8. PARTNERS' CAPITAL

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

PLUM CREEK 2011 FORM 10-K | 120

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the terms of our note agreements and line of credit (see Note 6 of the Notes to Consolidated Financial Statements), the Operating Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. and PC Ventures. Subject to certain restrictions, the Operating Partnership can make loans or advances to Plum Creek Timber Company, Inc. and PC Ventures. Based on these provisions, the Operating Partnership could distribute or advance the cash on its balance sheet as of December 31, 2011, or $254 million, all of which is considered unrestricted assets. At December 31, 2011, the Operating Partnership and its consolidated subsidiaries had net assets of $1,263 million of which $1,009 million was restricted from being transferred by the Operating Partnership to Plum Creek Timber Company, Inc. and PC Ventures.

As of December 31, 2011 and December 31, 2010, the undistributed earnings included in partnership capital from an entity accounted for by the equity method were $17 million and $17 million, respectively.

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2009
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$294
Unrealized Holding Gains	$5	$—	5
Defined Benefit Plans:
Actuarial Gain	3	1	2
Reclassification to Net Income	7	2	5
Total Comprehensive Income			$306
December 31, 2010
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$271
Unrealized Holding Gains	$2	$—	2
Defined Benefit Plans:
Actuarial Gain	6	2	4
Reclassification to Net Income	2	—	2
Total Comprehensive Income			$279
December 31, 2011
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$251
Unrealized Holding Losses	$(1)	$—	(1)
Defined Benefit Plans:
Actuarial Gain	(31)	(6)	(25)
Reclassification to Net Income	2	—	2
Total Comprehensive Income			$227

PLUM CREEK 2011 FORM 10-K | 121

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2011	2010
Net Unrealized Holding Gains	$6	$7
Defined Benefit Plans:
Net Loss	(41)	(18)
	$(35)	$(11)

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

PLUM CREEK 2011 FORM 10-K | 122

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2011	2010
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$135	$130
Service Cost	6	6
Interest Cost	8	7
Actuarial Loss	21	1
Benefits Paid	(6)	(9)
Benefit Obligation at End of Period	$164	$135
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$106	$96
Actual Return on Plan Assets	(3)	14
Employer Contributions	3	5
Benefits Paid	(6)	(9)
Fair Value of Plan Assets at End of Period	100	106
Funded Status—December 31	$(64)	$(29)
Amounts Recognized in the Consolidated Balance Sheet
Current Liabilities	$4	$3
Other Long-Term Liabilities	60	26
Total	$64	$29

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The actuarial loss reflected in the change in benefit obligation for 2011 is due primarily to a change in interest rate assumptions for measuring our pension liabilities as of December 31, 2011.

The following table sets forth the benefit obligation, accumulated benefit obligation, plan assets, and assets held in the grantor trust for the qualified and non-qualified pension plans as of December 31 (in millions):

	Qualified Pension Plan		Non-Qualified Pension Plans
	2011	2010	2011	2010
Projected Benefit Obligation	$128	$106	$36	$29
Accumulated Benefit Obligation	120	101	31	25
Plan Assets	100	106	N/A	N/A
Assets Held in the Grantor Trust	N/A	N/A	31	30

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2011, the Operating Partnership contributed $3 million to the qualified pension plan and did not make any contributions to its grantor trust associated with the non-qualified plans. During 2010, the Operating Partnership contributed $4 million to the qualified pension plan and contributed $1 million to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the Operating Partnership expects 2012 contributions to the qualified pension plan to range between $3 million and $7 million. During 2012, the Operating Partnership expects to contribute between $0 million and $2 million to its grantor trust associated with the non-qualified plans.

PLUM CREEK 2011 FORM 10-K | 123

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2011	2010	2009
Service Cost	$6	$6	$7
Interest Cost	8	7	8
Expected Return on Plan Assets	(7)	(7)	(8)
Recognized Actuarial Loss	2	2	2
Settlement Loss	—	—	5
Total Pension Cost	$9	$8	$14

During 2009, the Operating Partnership permanently closed two lumber mills, curtailed two lumber mills and had additional employee terminations. The majority of the employees terminated elected to receive a lump-sum distribution from the pension plan. In accordance with the accounting for settlements, curtailments and certain termination benefits, we recorded a $5 million settlement loss as a result of the lump-sum distributions for the year ended December 31, 2009. The settlement loss represents a partial recognition of the actuarial pension loss reflected in accumulated other comprehensive income. It is the Operating Partnership’s accounting policy to recognize a settlement gain or loss when total settlements for the year exceed the sum of the current period interest and service costs.

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2011	2010	2009
Net Actuarial Loss (Gain)	$31	$(6)	$(3)
Amortization of Net Actuarial Loss	(2)	(2)	(2)
Effect of Settlements and Curtailments	—	—	(5)
Total (Gain) Loss Recognized in Other Comprehensive Income	$29	$(8)	$(10)
Combined Pension Cost Recognized in Comprehensive Income	$38	$—	$4

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2011	2010
Net Loss	$53	$24
Deferred Tax Benefit	$(12)	$(6)

During 2012, we expect $4 million of the $53 million net actuarial loss to be included as a component of our total pension cost.

PLUM CREEK 2011 FORM 10-K | 124

Table of Contents	PART II / ITEM 8

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

	December 31, 2011	December 31, 2010
Discount Rates
Annuity Distributions	4.95%	5.90%
Lump-Sum Distributions	3.02%	4.19%
Rate of Compensation Increase	3.45%	3.45%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2011	2010	2009
Discount Rate	5.90%	5.90%	6.85%
Expected Long-Term Return on Plan Assets	7.50%	7.75%	7.75%
Rate of Compensation Increase	3.45%	3.45%	3.70%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.50% assumption as of January 1, 2011 and the 7.75% assumption as of January 1, 2010.

The market related value of plan assets for the qualified plan is a calculated value that spreads unexpected investment returns over three years. The market-related value of assets held in a grantor trust for the non-qualified plans is fair market value. There has been no change in the method for determining the market-related value of assets since the prior valuation.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the Operating Partnership’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2011, target allocations for the various asset classes are as follows:

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

PLUM CREEK 2011 FORM 10-K | 125

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

domestic corporations, municipalities, domestic banks and other U.S. financial institutions. Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the target allocations.

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

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2011 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Equity Securities:
Large Cap. Domestic	11	—	—	11
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	11	—	—	11
Small and Mid. Cap. Domestic Equity Securities	7	—	—	7
International Equity Securities	25	—	—	25
Fixed Income Securities	30	—	—	30
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	11	—	11
Fixed Income Securities	—	5	—	5
Total Investments Measured at Fair Value	$84	$16	$—	$100

PLUM CREEK 2011 FORM 10-K | 126

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of each major class of plan assets were as follows as of December 31, 2010 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Equity Securities:
Large Cap. Domestic	12	—	—	12
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	12	—	—	12
Small and Mid. Cap. Domestic Equity Securities	8	—	—	8
International Equity Securities	28	—	—	28
Fixed Income Securities	29	—	—	29
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	11	—	11
Fixed Income Securities	—	6	—	6
Total Investments Measured at Fair Value	$89	$17	$—	$106

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2011):

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

Projected Benefit Payments. The following table presents expected future benefit payments projected based on the same assumptions used by the Operating Partnership to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments
2012	$13
2013	13
2014	13
2015	13
2016	14
2017 through 2021	72

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35% to 100%, depending upon financial performance.

PLUM CREEK 2011 FORM 10-K | 127

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The employer match was 100% for 2011, 2010 and 2009. Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $4 million in 2011, 2010 and 2009.

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

Under Plum Creek’s Stock Incentive Plan (“the Plan”), there are 12.4 million shares of Plum Creek Timber Company, Inc. common stock reserved and eligible for issuance. At December 31, 2011, 6.3 million shares of the 12.4 million reserved shares have been used and, therefore, 6.1 million shares remain available for grants of non-qualified stock options, grants of restricted stock and restricted stock units, or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

Stock Options. Under the Plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the Operating Partnership. Each stock option granted allows the recipient the right to purchase Plum Creek’s common stock at the fair market value of Plum Creek’s common stock on the date of the grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the Plan, the exercise price of an option may not be reduced. The company does not plan to grant any stock option awards in 2012. Currently, Plum Creek intends to eliminate stock option grants from annual incentive awards and redistribute the value of these grants between Restricted Stock Units and Value Management Awards.

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2011:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2011	3,291,305	$35.59
Granted	579,350	41.55
Exercised/Surrendered	(327,280)	30.52
Cancelled/Forfeited	(2,450)	38.33
Outstanding, December 31, 2011	3,540,925	$37.03	5.9	$6
Vested or Expected to Vest, December 31, 2011	3,246,281	$36.90	5.8	$6
Exercisable, December 31, 2011	2,164,465	$36.23	4.5	$5

PLUM CREEK 2011 FORM 10-K | 128

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2011	2010	2009
Proceeds from Stock Options Exercised	$10	$2	$—
Intrinsic Value of Stock Options Exercised	$4	$1	$—
Tax Benefit Related to Stock Options Exercised	$1	$—	$—

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2011	2010	2009
Expected Term (years)	6	6	6
Risk-Free Interest Rate	2.7%	2.7%	2.0%
Volatility	40.6%	40.3%	35.5%
Dividend Yield	4.0%	4.8%	5.0%
Weighted-Average Measurement Date Fair Value	$11.60	$9.00	$7.02

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests six months from the grant date. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2011, 2010 and 2009 were $41.99, $35.60 and $31.32, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock awards activity was as follows for the year ended December 31, 2011:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2011	—	$—
Granted	16,000	$41.99
Vested	(16,000)	$41.99
Forfeited	—	$—
Balance at December 31, 2011	—	$—

The total fair value of restricted stock awards that vested during the years ended December 31, 2011, 2010 and 2009 was $0.7 million, $0.6 million and $0.6 million, respectively.

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. The recipients of restricted stock units

PLUM CREEK 2011 FORM 10-K | 129

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2011, 2010 and 2009 was $41.45, $35.27 and $33.73, respectively. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2011:

	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2011	247,866	$37.09
Granted	103,760	$41.45
Vested	(107,386)	$38.66
Forfeited	(440)	$38.34
Balance at December 31, 2011	243,800	$38.25

The total fair value of restricted stock units that vested during the years ended December 31, 2011, 2010 and 2009 was approximately $4 million, $3 million and $2 million, respectively.

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

Different performance ranges are expected to be established for the 2012 grant of value management awards. A unit granted in 2012 will have no value below the 25th percentile and will have full value at the 85th percentile or above. Performance between the 25th percentile and the 85th percentile is expected to be based on a sliding scale between 0% and 200% of face value.

PLUM CREEK 2011 FORM 10-K | 130

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Value management awards activity was as follows for the year ended December 31, 2011:

Units
Balance at January 1, 2011	211,080
Grants	80,730
Vested	(64,545)
Forfeitures	(400)
Balance at December 31, 2011	226,865

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2011 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2009 to 2011	68,945	$0.0	$0.0	$13.8
2010 to 2012	77,340	$3.0	$0.9	$15.5
2011 to 2013	80,580	$6.4	$3.6	$16.1

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2009 to 2011	$0	$0.0	Not Earned
2008 to 2010	$0	$0.0	Not Earned
2007 to 2009	$200	$11.1	1st Quarter 2010
2006 to 2008	$200	$10.6	1st Quarter 2009

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

PLUM CREEK 2011 FORM 10-K | 131

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Compensation cost related to these awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for all share-based compensation plans (including both awards paid in stock and cash) was approximately $10 million, $5 million and $12 million for the years ended December 31, 2011, 2010, and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, the Operating Partnership recognized $2 million, $1 million and $2 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2011, there was $17 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

NOTE 11. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2011	December 31, 2010
Other Current Assets
Prepaid Expenses	$7	$6
Taxes Receivable	3	2
Notes Receivable	2	5
Cash Held in Escrow	—	9
Other	3	2
	$15	$24
Other Non-Current Assets
Real Estate Development Properties	$13	$14
Unamortized Debt Issue Costs	8	11
Deposits	5	5
Notes Receivable	8	10
Other	2	4
	$36	$44
Other Current Liabilities
Accrued Pension Liability	$4	$3
Workers’ Compensation	2	2
Other	2	2
	$8	$7
Other Non-Current Liabilities
Timber Obligations	$6	$6
Deferred Compensation	6	6
Long-Term Incentive Compensation	3	2
Accrued Pension Liability	60	26
Deferred Revenue	20	22
Workers’ Compensation	10	10
Other	4	5
	$109	$77

PLUM CREEK 2011 FORM 10-K | 132

Table of Contents	PART II / ITEM 8

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

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2012 through 2029, with various renewal options by either party for periods ranging from two years to fifteen additional years.

Unconditional Purchase Obligations. During 2011, the Operating Partnership entered a long-term agreement for the purchase of urea which will primarily be used in applying fertilizer to our timberlands to improve growth rates. The Operating Partnership is obligated to purchase fixed quantities of urea each year for a fifteen-year period upon the completion of the supplier's manufacturing facility and starting no later than 2014. The price per ton for urea is generally fixed; however, certain components of the price are subject to adjustment for inflation or the cost of raw materials, and the overall price per ton is subject to a cap and floor. Management does not expect these pricing adjustments will be significant and estimates that starting in 2014 annual payments under the supply agreement will be $15 million or $230 million over the life of the purchase agreement.

Lease Commitments. The Operating Partnership leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $3 million, $4 million, and $5 million in 2011, 2010 and 2009, respectively. Additionally, the Operating Partnership has timber obligations related to certain timberlands where the Operating Partnership acquired title to standing timber at the inception of the leases. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2011 (in millions):

	Operating Leases	Timber Obligations
2012	$3	$1
2013	3	1
2014	2	—
2015	2	—
2016	1	—
Thereafter	1	4
Total	$12	$6

NOTE 13. TIMBERLAND VENTURE - EQUITY METHOD INVESTMENT

In 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the formation of the Timberland Venture,

PLUM CREEK 2011 FORM 10-K | 133

Table of Contents	PART II / ITEM 8

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

No gain was recognized in connection with the contribution of the timberlands to the venture in 2008. The book basis in the contributed timberlands was $174 million, and PC Member capitalized costs of $9 million in connection with the transfer. The Timberland Venture recorded the contributed timberlands at fair value, or $783 million. The difference between the beginning book basis in the venture ($174 million) and PC Member’s share of the equity in the net assets of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate. Since the inception of the Timberland Venture through December 31, 2011, the Operating Partnership has recognized $21 million in equity earnings related to the amortization of the basis difference.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. At December 31, 2011, the cumulative shortfall in allocated equity earnings is $20 million. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2011	2010	2009
Preferred Interest	$50	$50	$48
Common Interest	—	—	—
Amortization of Basis Difference	6	7	7
Total Equity Earnings from Timberland Venture	$56	$57	$55

PLUM CREEK 2011 FORM 10-K | 134

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Distributions from the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2011	2010	2009
Preferred Interest	$56	$56	$53
Common Interest	—	1	—
Total Distributions from Timberland Venture	$56	$57	$53

The Timberland Venture can only be liquidated with the consent of both members. However, upon the nine year anniversary of the Timberland Venture, PC Member has the right for a six-month period to cause the Timberland Venture to redeem the other member’s interest. The other Timberland Venture member has a similar redemption right after the seven year anniversary. Upon liquidation or redemption, the members’ interests (i.e. capital accounts) will be adjusted to reflect the fair value of the Timberland Venture’s net assets. The adjustment would first be allocated to our preferred interest if there exists an accumulated shortfall in net income attributable to our preferred interest but only to the extent that the fair value of the net assets of the Timberland Venture exceed book basis.

For the years ended December 31, 2011, 2010, and 2009, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to Plum Creek’s 2011 Form 10-K filing.

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

We are not the primary beneficiary of the Timberland Venture. PC Member does not manage the day-to-day operations of the Timberland Venture, has only limited protective rights and its involvement is generally limited to receiving distributions on its preferred and common interests. We are not the primary beneficiary because we do not direct the activities that most significantly impact the Timberland Venture’s economic performance. We believe that the activities that most significantly impact the Timberland Venture’s economic performance include managing the timberlands along with the timing and extent of the harvesting activities, neither of which we control.

The carrying amount of the investment is $201 million at December 31, 2011 and $201 million at December 31, 2010, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $201 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

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
PLUM CREEK 2011 FORM 10-K | 135

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Transactions with Other Related Parties. A subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”) has a common and preferred interest in Southern Diversified Timber, LLC (“the Timberland Venture”), which is accounted for under the equity method of accounting. See Note 13 of the Notes to Consolidated Financial Statements. Equity earnings and distributions from the Timberland Venture were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Equity Earnings	$56	$57	$55
Distributions	56	57	53

In 2008, PC Ventures borrowed $783 million from the Timberland Venture for a 10-year term at a fixed annual interest rate of 7.375%. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a Series T-1 Redeemable Preferred Limited Partnership Interest. See Note 8 of the Notes to Consolidated Financial Statements. The Operating Partnership made the following cash distributions to PC Ventures for the years ended December 31 (in millions):

	2011	2010	2009
Cash Distributions	$58	$58	$58

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

Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly to China and Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to the Operating Partnership’s Manufactured Products Segment (see Intersegment Revenues). Hardwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the Operating Partnership’s 6.6 million acres of timberlands are approximately 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands

PLUM CREEK 2011 FORM 10-K | 136

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. The Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 300,000 acres, the Operating Partnership may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Manufactured Products Segment. The Manufactured Products Segment consists of two lumber mills (of which one mill is curtailed until markets improve), two plywood mills, two medium density fiberboard (“MDF”) facilities, one lumber remanufacturing facility in Idaho and one lumber remanufacturing facility in Montana (which is curtailed until markets improve). The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada and Mexico. Residual chips that are not used internally may be sold to regional pulp and paper manufacturers. Revenues from manufactured products by product line were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Lumber	$77	$75	$85
Plywood	75	73	62
MDF	121	117	98
Total	$273	$265	$245

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

PLUM CREEK 2011 FORM 10-K | 137

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources	Southern Resources	Real Estate(A)	Manufactured Products(B)	Other(C)	Total(D)

2011
External Revenues	$213	$359	$301	$273	$21	$1,167
Intersegment Revenues	20	—	—	—	—	20
Export Revenues	26	—	—	25	—	51
Depreciation, Depletion and Amortization	26	51	2	13	—	92
Basis of Real Estate Sold	—	—	77	—	—	77
Other Operating Gain	—	—	—	—	2	2
Operating Income (Loss)	24	74	195	15	21	329

2010
External Revenues	$192	$377	$336	$265	$20	$1,190
Intersegment Revenues	18	—	—	—	—	18
Export Revenues	14	—	—	24	—	38
Depreciation, Depletion and Amortization	28	50	2	12	—	92
Basis of Real Estate Sold	—	—	132	—	—	132
Other Operating Gain	1	—	—	2	5	8
Operating Income (Loss)	13	107	180	24	23	347

2009
External Revenues	$198	$347	$486	$245	$18	$1,294
Intersegment Revenues	14	—	—	—	—	14
Export Revenues	11	—	—	21	—	32
Depreciation, Depletion and Amortization	30	51	1	23	—	105
Basis of Real Estate Sold	—	—	155	—	—	155
Operating Income (Loss)	(3)	81	278	(23)	17	350

(A)
The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $1 million in 2011, $1 million in 2010 and $3 million in 2009. Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

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
During 2008, the Operating Partnership negotiated the sale of 310,000 acres in Montana, which closed in three phases. For 2010, the Real Estate Segment includes revenue of $89 million and operating income of $37 million related to the closing of the third and final phase. For 2009, the Real Estate Segment includes revenue of $250 million and operating income of $162 million related to the closing of the second phase.

(B)	During 2010, the Operating Partnership sold certain lumber manufacturing assets for a gain of $2 million. The

PLUM CREEK 2011 FORM 10-K | 138

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

gain is reported as Other Operating Gain in our Manufactured Products Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.
For 2009, the Manufactured Products Segment depreciation, depletion and amortization, and operating income (loss) include a $10 million lumber manufacturing assets impairment loss.

(C)
During 2011, the Operating Partnership received a payment of $2 million for the settlement of a dispute that related to certain mineral rights. The payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During 2010, the Operating Partnership agreed to terminate a land lease for consideration of $5 million from the lessor. The land lease had been accounted for as an operating lease. The consideration is reported as Other Operating Gain in our Other Segment since the consideration was primarily for the release of mineral rights and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.
During 2010, the Operating Partnership received $21 million for the sale of an undivided 50% interest in natural gas rights on approximately 110,000 acres in West Virginia and to modify an existing natural gas lease on the same acres. The Operating Partnership allocated the proceeds based on relative fair value and determined that $11 million was for the sale of the natural gas rights and $10 million was for a lease bonus related to the modification of exploration rights under the existing lease. The fair value of the undivided 50% interest in natural gas rights was derived using an income approach based on discounted future cash flows. For 2010, the sale is reported as Gain on Sale of Properties, net of tax in the Consolidated Statements of Income and was not included in the Other Segment’s operating income. The fair value of the modification to the exploration rights under the existing lease was based on market analyses and comparable leases. The $10 million, along with the remaining deferred revenue at the time of the modification of $12 million associated with the original granting of exploration rights in 2008, is being amortized into revenue of the Other Segment over the expected three-year term.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for 2011, 2010 and 2009.

A reconciliation of total segment operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2011	2010	2009
Total Segment Operating Income	$329	$347	$350
Corporate and Other Unallocated Expenses	(55)	(51)	(51)
Other Unallocated Operating Income (Expense), net	1	1	—
Operating Income	275	297	299
Equity Earnings from Timberland Venture	56	57	55
Interest Expense, net	(81)	(80)	(89)
Gain (Loss) on Extinguishment of Debt	—	(13)	(2)
Income before Income Taxes	$250	$261	$263

PLUM CREEK 2011 FORM 10-K | 139

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions)	1st Quarter (A)	2nd Quarter	3rd Quarter	4th Quarter (B)
2011
Revenues	$275	$284	$293	$315
Gross Profit	85	88	93	112
Operating Income	60	63	69	83
Net Income Available to Common Interest Partners	38	44	50	61
2010
Revenues	$317	$258	$259	$356
Gross Profit	119	73	71	120
Operating Income	95	56	51	95
Income from Continuing Operations	76	35	32	59
Net Income Available to Common Interest Partners	87	35	32	59

(A)	The Operating Partnership’s 2010 first quarter net income includes an $11 million Gain on Sale of Properties, net of tax, which was not included in Income from Continuing Operations.

(B)
During the fourth quarter of 2010, the Operating Partnership paid approximately $226 million to retire $213 million of principal for senior notes scheduled to mature in the fourth quarter of 2011, resulting in a $13 million loss. This loss is included in Gain (Loss) on Extinguishment of Debt in the Consolidated Statements of Income.

PLUM CREEK 2011 FORM 10-K | 140

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Partners of
Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2011 and 2010, and the related consolidated statements of income, partnership capital, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2011 and 2010, and the consolidated results of its operations, comprehensive income, and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington
February 24, 2012

PLUM CREEK 2011 FORM 10-K | 141

Table of Contents	PART II / ITEM 9

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

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PLUM CREEK 2011 FORM 10-K | 142

Table of Contents	PART III / ITEM 10

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the company’s executive officers, code of ethics and certain other corporate governance matters is presented in Part I of this Form 10-K. Information under the following captions in the company’s 2012 Annual Meeting Proxy Statement is incorporated herein by reference: “Proposal 1 – Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “Board of Directors and Corporate Governance – Selection of Nominees to the Board of Directors”; and “Board of Directors and Corporate Governance – Board Committees – Audit Committee”.

ITEM 11. EXECUTIVE COMPENSATION

Information under the following captions in the company’s 2012 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report”; and “Board of Directors and Corporate Governance – Director Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the following captions in the company’s 2012 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation – Equity Compensation Plan Information”; and “ Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the following captions in the company’s 2012 Annual Meeting Proxy Statement is incorporated herein by reference: “Related Party Transactions”; “Compensation Committee Interlocks and Insider Participation”; “Board of Directors and Corporate Governance – Director Independence”; and “Board of Directors and Corporate Governance – Board Committees – Audit Committee”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the following caption in the company’s 2012 Annual Meeting Proxy Statement is incorporated herein by reference: “Independent Auditors – Fees to the Independent Auditors for 2010 and 2011.”

PLUM CREEK 2011 FORM 10-K | 143

Table of Contents	PART IV / ITEM 15

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this report

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

PLUM CREEK 2011 FORM 10-K | 144

Table of Contents	EXHIBITS

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

2.2
Purchase and Sale Agreement by and among North American Timber Corp., Georgia-Pacific Corporation and Hawthorne Timber Company, LLC dated as of October 29, 1999 (Exhibit 2.6 to Form 10-K, file No. 1-10239, for the year ended December 31, 2002).

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

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

3.3	Amended and Restated Agreement of Limited Partnership of Plum Creek Timberlands, L.P. (Exhibit 3.3 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

PLUM CREEK 2011 FORM 10-K | 145

Table of Contents	EXHIBITS

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

4.2
Officer's Certificate, dated November 14, 2005, executed by Plum Creek Timberlands, L.P., as issuer, establishing the terms and form of the 5.875% Senior Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3
Officer's Certificate, dated May 2, 2006, executed by Plum Creek Timberlands, L.P., as issuer, reopening the 5.875% Senior Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

4.4
Officer's Certificate, dated November 15, 2010, executed by Plum Creek Timberlands, L.P., as issuer, establishing the terms and form of the 4.70% Senior Notes due March 15, 2021 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 15, 2010).

4.5
Senior Note Agreement, dated as of October 9, 2001, by and among Plum Creek Timberlands, L.P. and the lenders party thereto governing the terms of the Series J notes due October 1, 2011 and Series K notes due October 1, 2013. (Exhibit 4.1 to Form 8-K File No. 1‑10239, filed October 9, 2001). First Amendment to Senior Note Agreement, dated as of December 19, 2002 by and among Plum Creek Timberlands, L.P. and the lenders party thereto governing the terms of the Series J notes due October 1, 2011 and Series K notes due October 1, 2013 (Exhibit 4.1 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002). First Omnibus Amendment to Senior Note Agreements, dated as of August 18, 2008 by and among Plum Creek Timberlands, L.P. and the lenders party thereto governing the terms of the Series J notes due October 1, 2011 and Series K notes due October 1, 2013 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed August 22, 2008).

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

10.4	Pledge Agreement, dated as of October 1, 2008, between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.5+	Plum Creek Supplemental Pension Plan (Exhibit 10.5 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.6+	Plum Creek Supplemental Benefits Plan (Exhibit 10.6 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.7+	Plum Creek Pension Plan (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.8+	Plum Creek Timber Company, Inc. Deferral Plan (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.9+	Director Deferral Election Form (Exhibit 10.3 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

PLUM CREEK 2011 FORM 10-K | 146

Table of Contents	EXHIBITS

10.10+	Executive Deferral Election Form (Exhibit 10.4 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.11+	Plum Creek Director Stock Ownership Plan (Exhibit 10.2 to Form 8-K, file No. 1-10239, filed on June 24, 2005).

10.12+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (Filed as an appendix to Plum Creek's definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).

10.13+	Plum Creek Timber Company, Inc. Amended and Restated Stock Incentive Plan (Filed as an appendix to Plum Creek's definitive Proxy Statement on Schedule 14A, filed on March 29, 2004).

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

10.16+
Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Years 2004 and 2005 (Exhibit 10.2 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2004).

10.17+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, Filed on February 8, 2006).

10.18+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2007 (Exhibit 10.2 to Form 8-K, File No. 1-10239, Filed on February 8, 2007).

10.19+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2008 (Exhibit 10.18 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

10.20+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2009 (Exhibit 10.20 to Form 10-K, File No. 1-10239, for the year ended December 31, 2008).

10.21+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2010 (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2009).

10.22+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2011 (Exhibit 10.22 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.23+	Form of Amendment to Outstanding Executive Stock Option Award Agreements (Exhibit 10.4 to Form 10-Q, file No. 1-10239, for the quarter ended June 30, 2009).

10.24+	Form of Restricted Stock Unit Award Agreement for Thomas M. Lindquist For Plan Year 2007 (Exhibit 10.17 to form 10-K, File No. 1-10239, for the year ended December 31, 2006).

10.25+	Form of Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Years 2002 and 2003 (Exhibit 10.16 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.26+
Form of Amendment to Director Stock Option and Dividend Equivalent Right Award Agreement Effective For Plan Years 2002 and 2003 (Exhibit 10.17 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.27+	Form of Amended and Restated Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Year 2004 (Exhibit 10.16 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.28+	Summary of Current Director Compensation (Exhibit 10.29 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.29+	Form of Director and Officer Indemnity Agreement (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2004).

PLUM CREEK 2011 FORM 10-K | 147

Table of Contents	EXHIBITS

12.1	Statements regarding computation of ratios.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Rick R. Holley pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

99.1	Financial Statements of Southern Diversified Timber, LLC.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PLUM CREEK 2011 FORM 10-K | 148

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

/s/ John F. Morgan, Sr.	Director, Chairman of the Board	February 24, 2012
John F. Morgan, Sr.		Date
President and Chief Executive Officer, Director
/s/ Rick R. Holley		February 24, 2012
Rick R. Holley		Date

/s/ Robin Josephs	Director	February 24, 2012
Robin Josephs		Date

/s/ John G. McDonald	Director	February 24, 2012
John G. McDonald		Date

/s/ Robert B. McLeod	Director	February 24, 2012
Robert B. McLeod		Date

/s/ Marc F. Racicot	Director	February 24, 2012
Marc F. Racicot		Date

/s/ John H. Scully	Director	February 24, 2012
John H. Scully		Date

/s/ Lawrence A. Selzer	Director	February 24, 2012
Lawrence A. Selzer		Date

/s/ Stephen C. Tobias	Director	February 24, 2012
Stephen C. Tobias		Date

/s/ Martin A. White	Director	February 24, 2012
Martin A. White		Date
Senior Vice President and Chief Financial Officer
/s/ David W. Lambert		February 24, 2012
David W. Lambert		Date

/s/ David A. Brown	Vice President, Chief Accounting Officer	February 24, 2012
David A. Brown		Date

PLUM CREEK 2011 FORM 10-K | 149