Form 10-Q
period 2012-03-31
PLUM CREEK TIMBER CO INC
filed 2012-05-09
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of April 30, 2012 was 161,492,710.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended March 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions, Except Per Share Amounts)	2012	2011
REVENUES:
Timber	$155	$141
Real Estate	100	62
Manufacturing	76	67
Other	6	5
Total Revenues	337	275

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	121	107
Real Estate	68	22
Manufacturing	70	61
Other	—	—
Total Cost of Goods Sold	259	190
Selling, General and Administrative	28	28
Total Costs and Expenses	287	218

Other Operating Income (Expense), net	—	3

Operating Income	50	60

Equity Earnings from Timberland Venture	13	14

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	21	21
Interest Expense (Note Payable to Timberland Venture)	14	14
Total Interest Expense, net	35	35

Income before Income Taxes	28	39

Provision (Benefit) for Income Taxes	(1)	1

Net Income	$29	$38

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.18	$0.23
Net Income per Share – Diluted	$0.18	$0.23

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	161.4	161.8
– Diluted	161.7	162.1

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2012	2011
NET INCOME	$29	$38

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans
Amortization of Actuarial Loss Reclassified to Pension Expense	1	—
Unrealized Gains (Losses) on Grantor Trust Assets
Unrealized Holding Gains (Losses) Arising During Period	2	1

Other Comprehensive Income (Loss) Before Tax	3	1

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	3	1

Comprehensive Income	$32	$39

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$273	$254
Accounts Receivable	38	28
Inventories	50	48
Deferred Tax Asset	6	6
Assets Held for Sale	39	103
Other Current Assets	18	15
	424	454

Timber and Timberlands, net	3,475	3,377
Property, Plant and Equipment, net	135	138
Equity Investment in Timberland Venture	186	201
Deferred Tax Asset	18	17
Investment in Grantor Trusts (at Fair Value)	38	36
Other Assets	38	36
Total Assets	$4,314	$4,259

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$176	$352
Line of Credit	451	348
Accounts Payable	27	25
Interest Payable	24	26
Wages Payable	7	20
Taxes Payable	11	9
Deferred Revenue	23	27
Other Current Liabilities	9	8
	728	815

Long-Term Debt	1,467	1,290
Note Payable to Timberland Venture	783	783
Other Liabilities	105	108
Total Liabilities	3,083	2,996

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 161.5 at March 31, 2012 and 161.3 at December 31, 2011	2	2
Additional Paid-In Capital	2,266	2,261
Retained Earnings (Accumulated Deficit)	(67)	(28)
Treasury Stock, at Cost, Common Shares – 26.9 at March 31, 2012 and 26.9 at December 31, 2011	(938)	(937)
Accumulated Other Comprehensive Income (Loss)	(32)	(35)
Total Stockholders’ Equity	1,231	1,263
Total Liabilities and Stockholders’ Equity	$4,314	$4,259

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$29	$38
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	27	22
Basis of Real Estate Sold	63	19
Equity Earnings from Timberland Venture	(13)	(14)
Distributions from Timberland Venture	28	28
Deferred Income Taxes	(1)	3
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(2)	7
Timber Deed Acquired	(98)	—
Working Capital Changes	(30)	(30)
Other	3	3
Net Cash Provided By Operating Activities	6	76

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(18)	(12)
Timberlands and Minerals Acquired	(2)	—
Other	(1)	—
Net Cash Used In Investing Activities	(21)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(68)	(68)
Borrowings on Line of Credit	759	245
Repayments on Line of Credit	(656)	(196)
Debt Issuance Costs	(3)	—
Principal Payments and Retirement of Long-Term Debt	—	(49)
Proceeds from Stock Option Exercises	3	7
Acquisition of Treasury Stock	(1)	(1)
Net Cash Provided By (Used In) Financing Activities	34	(62)

Increase (Decrease) In Cash and Cash Equivalents	19	2
Cash and Cash Equivalents:
Beginning of Period	254	252

End of Period	$273	$254

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At March 31, 2012, the company owned and managed approximately 6.6 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been indefinitely curtailed). Included in the 6.6 million acres are about 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2011 Annual Report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements

Fair Value Measurements and Disclosures. In 2011, the FASB amended fair value measurement and disclosure requirements. Among other things, the amendments changed certain disclosure requirements for fair value measurements. Upon adoption in the first quarter of 2012, the amendment having the most impact on the company relates to the fair value of debt disclosures. This amendment requires classification of the level within the fair value hierarchy and, for Level 2 and Level 3 measurements, a description of the valuation technique(s) and the inputs used in the fair value measurement, except that quantitative disclosures are not required. The amendments are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2011. The adoption did not have a material impact on the company's financial position, results of operations or cash flows. See Note 8 of the Notes to Consolidated Financial Statements.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly periods ended March 31 (in millions, except per share amounts):

	Quarter Ended March 31,
	2012	2011
Net Income Available to Common Stockholders	$29	$38
Denominator for Basic Earnings per Share	161.4	161.8
Effect of Dilutive Securities – Stock Options	0.3	0.3
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	161.7	162.1
Per Share Amounts:
Net Income Per Share – Basic	$0.18	$0.23
Net Income Per Share – Diluted	$0.18	$0.23

Under the company's Stock Incentive Plan, the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly periods ended March 31 (shares in millions):

	Quarter Ended March 31,
	2012	2011
Number of Options	1.1	0.9
Range of Exercise Prices	$41.55 to $43.23	$41.55 to $43.23
Expiration on or before	February 2021	February 2021

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Raw Materials (primarily logs)	$10	$10
Work-In-Process	1	1
Finished Goods	26	24
	37	35
Supplies	13	13
Total	$50	$48

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Timber and Logging Roads, net	$2,232	$2,232
Timber Deed, net	102	5
Timberlands	1,141	1,140
Timber and Timberlands, net	$3,475	$3,377

In January 2012, the company purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber and will be harvested, along with future growth, over the eight-year term of the deed. The timber deed purchase price has been reflected in the Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Land, Buildings and Improvements	$86	$86
Machinery and Equipment	314	315
	400	401
Accumulated Depreciation	(265)	(263)
Property, Plant and Equipment, net	$135	$138

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Revolving Line of Credit (B)	451	348
Fixed Rate Debt
Senior Notes	1,293	1,292
Note Payable to Timberland Venture	783	783
Total Debt	2,877	2,773
Less:
Current Portion of Long-Term Debt	176	352
Line of Credit	451	348
Long-Term Portion	$2,250	$2,073

(A)
The interest rate on the $350 million term credit agreement was 0.62% and 0.65% as of March 31, 2012 and December 31, 2011, respectively. This agreement matures July 10, 2012. The $350 million term credit agreement has been classified as Long-Term Debt in our Consolidated Balance Sheet as of March 31, 2012 because the company has the ability and intent, as described below, to refinance this borrowing on a long-term basis.

On March 2, 2012, the company entered into a $450 million term credit agreement that matures on April 3, 2019. The company expects to borrow the full $450 million under the term loan agreement on or about July 10, 2012, the maturity date of the currently outstanding $350 million term loan. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. In addition, the company expects to receive patronage refunds under the term loan agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. The company expects that, after giving effect to patronage distributions, the effective net interest rate on the term loan will be LIBOR plus approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit.

(B)
On March 2, 2012, the company terminated its previous $600 million revolving line of credit due to mature on January 30, 2015 and entered into a new $700 million revolving line of credit agreement that matures on April 3, 2017. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings.

The weighted-average interest rate for the borrowings on the line of credit was 1.44% and 1.96% as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, we had $451 million of borrowings and $2 million of standby letters of credit outstanding; $247 million remained available for borrowing under our $700 million line of credit. As of April 2, 2012, $262 million of the borrowings under our line of credit was repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2012 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2012	161.3	$2	$2,261	$(28)	$(937)	$(35)	$1,263
Net Income				29			29
Other Comprehensive Income (Loss)						3	3
Dividends				(68)			(68)
Stock Option Exercises	0.1	—	3				3
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			2				2
Common Stock Repurchased	—	—			(1)		(1)
March 31, 2012	161.5	$2	$2,266	$(67)	$(938)	$(32)	$1,231

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

	Balance at March 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$272	$272
Available-for-Sale Securities (B)	33	33
Trading Securities (B)	5	5
Total	$310	$310

	Balance at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$253	$253
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$289	$289

(A)
Consists of several money market funds and is included in the $273 million and $254 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011. At March 31, 2012, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at March 31, 2012 and $5 million at December 31, 2011. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below is the carrying amount and fair value of the company's debt (estimated using the discounted cash flows method) at March 31, 2012, along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,030	$—	$1,102	$—	$1,102
Private Debt (B)	263	—	278	—	278
Term Credit Agreement (C)	350	—	350	—	350
Line of Credit (D)	451	—	451	—	451
Note Payable to Timberland Venture (E)	783	—	—	923	923
Total Debt	$2,877	$—	$2,181	$923	$3,104

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

(B)
Fair value of the company's Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using market quotes for the company's Public Debt adjusted for the different maturities and an illiquidity premium.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(D)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(E)	Fair value is estimated by using market quotes for the company's Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month periods ended March 31, 2012 and 2011.

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2012	2011
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	—
Total Pension Cost	$3	$2

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

The carrying amount of the investment is $186 million at March 31, 2012 and $201 million at December 31, 2011, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $186 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $13 million for the three-month period ending March 31, 2012, and were $14 million for the three-month period ending March 31, 2011. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $3 million and $1 million for the three-month periods ended March 31, 2012 and 2011, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $14 million for each of the three-month periods ended March 31, 2012 and 2011. The table below presents summarized income statement information for the Timberland Venture for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2012	2011
Revenues	$4	$4
Cost of Goods Sold(A)	5	4
Selling, General and Administrative Expenses	3	1
Operating Income (Loss)	(4)	(1)
Interest Income, net	14	14
Net Income before Allocation to Preferred and Common Interests	$10	$13

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $4 million for each of the three-month periods ended March 31, 2012 and 2011.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (A)	Total (B)

Quarter Ended March 31, 2012
External Revenues	$58	$97	$100	$76	$6	$337
Intersegment Revenues	6	—	—	—	—	6
Depreciation, Depletion and Amortization	7	15	—	4	—	26
Basis of Real Estate Sold	—	—	63	—	—	63
Other Operating Gain	—	—	—	—	—	—
Operating Income	6	21	30	4	5	66

Quarter Ended March 31, 2011
External Revenues	$52	$89	$62	$67	$5	$275
Intersegment Revenues	3	—	—	—	—	3
Depreciation, Depletion and Amortization	6	12	—	3	—	21
Basis of Real Estate Sold	—	—	19	—	—	19
Other Operating Gain	—	—	—	—	2	2
Operating Income	7	19	38	4	7	75

(A)
During the first quarter of 2011, the company received a payment of $2 million for the settlement of a dispute related to certain mineral rights. The $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended March 31, 2012 and March 31, 2011.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2012	2011
Total Segment Operating Income	$66	$75
Corporate and Other Unallocated Expenses	(16)	(16)
Other Unallocated Operating Income (Expense), net	—	1
Operating Income	50	60
Equity Earnings from Timberland Venture	13	14
Total Interest Expense, net	(35)	(35)
Income before Income Taxes	$28	$39

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Subsequent Events
Quarterly Dividend. On May 8, 2012, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on May 31, 2012 to stockholders of record on May 18, 2012.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of March 31, 2012, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,033 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2012	2011
REVENUES:
Timber	$155	$141
Real Estate	100	62
Manufacturing	76	67
Other	6	5
Total Revenues	337	275

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	121	107
Real Estate	68	22
Manufacturing	70	61
Other	—	—
Total Cost of Goods Sold	259	190
Selling, General and Administrative	28	28
Total Costs and Expenses	287	218

Other Operating Income (Expense), net	—	3

Operating Income	50	60

Equity Earnings from Timberland Venture	13	14

Interest Expense, net	21	21

Income before Income Taxes	42	53

Provision (Benefit) for Income Taxes	(1)	1

Net Income before Allocation to Series T-1 Preferred Interest and Partners	43	52
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)
Net Income Available to Common Interest Partners	$29	$38

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2012	2011
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$43	$52

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans
Amortization of Actuarial Loss Reclassified to Pension Expense	1	—
Unrealized Gains (Losses) on Grantor Trust Assets
Unrealized Holding Gains (Losses) Arising During Period	2	1

Other Comprehensive Income (Loss) Before Tax	3	1

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	3	1

Comprehensive Income	$46	$53

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$273	$254
Accounts Receivable	38	28
Inventories	50	48
Deferred Tax Asset	6	6
Assets Held for Sale	39	103
Other Current Assets	18	15
	424	454

Timber and Timberlands, net	3,475	3,377
Property, Plant and Equipment, net	135	138
Equity Investment in Timberland Venture	186	201
Deferred Tax Asset	18	17
Investment in Grantor Trusts ($38 and $36 at Fair Value in 2012 and 2011)	39	37
Other Assets	38	36
Total Assets	$4,315	$4,260

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$176	$352
Line of Credit	451	348
Accounts Payable	27	25
Interest Payable	17	19
Wages Payable	7	20
Taxes Payable	11	9
Deferred Revenue	23	27
Other Current Liabilities	9	8
	721	808

Long-Term Debt	1,467	1,290
Other Liabilities	106	109
Total Liabilities	2,294	2,207

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,231	1,263
Total Partnership Capital	2,021	2,053
Total Liabilities and Partnership Capital	$4,315	$4,260

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Preferred Interest and Partners	$43	$52
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	27	22
Basis of Real Estate Sold	63	19
Equity Earnings from Timberland Venture	(13)	(14)
Distributions from Timberland Venture	28	28
Deferred Income Taxes	(1)	3
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(2)	7
Timber Deed Acquired	(98)	—
Working Capital Changes	(30)	(30)
Other	3	3
Net Cash Provided By Operating Activities	20	90

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(18)	(12)
Timberlands and Minerals Acquired	(2)	—
Other	(1)	—
Net Cash Used In Investing Activities	(21)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(66)	(62)
Cash Distributions for Series T-1 Preferred Interest	(14)	(14)
Borrowings on Line of Credit	759	245
Repayments on Line of Credit	(656)	(196)
Debt Issuance Costs	(3)	—
Principal Payments and Retirement of Long-Term Debt	—	(49)
Net Cash Provided By (Used In) Financing Activities	20	(76)

Increase (Decrease) In Cash and Cash Equivalents	19	2
Cash and Cash Equivalents:
Beginning of Period	254	252

End of Period	$273	$254

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

At March 31, 2012, the Operating Partnership owned and managed approximately 6.6 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been indefinitely curtailed). Included in the 6.6 million acres are about 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2011, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 24, 2012, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements

Fair Value Measurements and Disclosures. In 2011, the FASB amended fair value measurement and disclosure requirements. Among other things, the amendments changed certain disclosure requirements for fair value measurements. Upon adoption in the first quarter of 2012, the amendment having the most impact on the Operating Partnership relates to the fair value of debt disclosures. This amendment requires classification of the level within the fair value hierarchy and, for Level 2 and Level 3 measurements, a description of the valuation technique(s) and the inputs used in the fair value measurement, except that quantitative disclosures are not required. The amendments are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2011. The adoption did not have a material impact on the Operating Partnership's financial position, results of operations or cash flows. See Note 7 of the Notes to Consolidated Financial Statements.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Raw Materials (primarily logs)	$10	$10
Work-In-Process	1	1
Finished Goods	26	24
	37	35
Supplies	13	13
Total	$50	$48

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Timber and Logging Roads, net	$2,232	$2,232
Timber Deed, net	102	5
Timberlands	1,141	1,140
Timber and Timberlands, net	$3,475	$3,377

In January 2012, the Operating Partnership purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber and will be harvested, along with future growth, over the eight-year term of the deed. The timber deed purchase price has been reflected in the Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Land, Buildings and Improvements	$86	$86
Machinery and Equipment	314	315
	400	401
Accumulated Depreciation	(265)	(263)
Property, Plant and Equipment, net	$135	$138

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Borrowings

Debt consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Revolving Line of Credit (B)	451	348
Fixed Rate Debt
Senior Notes	1,293	1,292
Total Debt	2,094	1,990
Less:
Current Portion of Long-Term Debt	176	352
Line of Credit	451	348
Long-Term Portion	$1,467	$1,290

(A)
The interest rate on the $350 million term credit agreement was 0.62% and 0.65% as of March 31, 2012, and December 31, 2011, respectively. This agreement matures on July 10, 2012. The $350 million term credit agreement has been classified as Long-Term Debt in our Consolidated Balance Sheet as of March 31, 2012 because the Operating Partnership has the ability and intent, as described below, to refinance this borrowing on a long-term basis.

On March 2, 2012, the Operating Partnership entered into a $450 million term credit agreement that matures on April 3, 2019. The company expects to borrow the full $450 million under the term loan agreement on or about July 10, 2012, the maturity date of the currently outstanding $350 million term loan. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. In addition, the Operating Partnership expects to receive patronage refunds under the term loan agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. The Operating Partnership expects that, after giving effect to patronage distributions, the effective net interest rate on the term loan will be LIBOR plus approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit.

(B)
On March 2, 2012, the Operating Partnership terminated its previous $600 million revolving line of credit due to mature on January 30, 2015 and entered into a new $700 million revolving line of credit agreement that matures on April 3, 2017. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings.

The weighted-average interest rate for the borrowings on the line of credit was 1.44% and 1.96% as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, we had $451 million of borrowings and $2 million of standby letters of credit outstanding; $247 million remained available for borrowing under our $700 million line of credit. As of April 2, 2012, $262 million of the borrowings under our line of credit was repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2012 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2012	$790	$1,298	$(35)	$2,053
Net Income before Allocation to Series T-1 Preferred Interest and Partners		43		43
Other Comprehensive Income (Loss)			3	3
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(66)		(66)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2
March 31, 2012	$790	$1,263	$(32)	$2,021

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

	Balance at March 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$272	$272
Available-for-Sale Securities (B)	33	33
Trading Securities (B)	5	5
Total	$310	$310

	Balance at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$253	$253
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$289	$289

(A)
Consists of several money market funds and is included in the $273 million and $254 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011. At March 31, 2012, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at March 31, 2012 and $5 million at December 31, 2011. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below is the carrying amount fair value of the Operating Partnership's debt (estimated using the discounted cash flow method) at March 31, 2012, along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,030	$—	$1,102	$—	$1,102
Private Debt (B)	263	—	278	—	278
Term Credit Agreement (C)	350	—	350	—	350
Line of Credit (D)	451	—	451	—	451
Total Debt	$2,094	$—	$2,181	$—	$2,181

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using market quotes for the Operating Partnership's public bonds.

(B)
Fair value of the Operating Partnership's Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using market quotes for the Operating Partnership's Public Debt adjusted for the different maturities and an illiquidity premium.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(D)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month periods ended March 31, 2012 and 2011.

Note 8. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2012	2011
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	—
Total Pension Cost	$3	$2

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying amount of the investment is $186 million at March 31, 2012 and $201 million at December 31, 2011, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $186 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 10 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $13 million for the three-month period ending March 31, 2012, and were $14 million for the three-month period ending March 31, 2011. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $3 million and $1 million for the three-month periods ended March 31, 2012 and 2011, respectively. The table below presents summarized income statement information for the Timberland Venture for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2012	2011
Revenues	$4	$4
Cost of Goods Sold(A)	5	4
Selling, General and Administrative Expenses	3	1
Operating Income (Loss)	(4)	(1)
Interest Income, net	14	14
Net Income before Allocation to Preferred and Common Interests	$10	$13

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $4 million for each of the three-month periods ended March 31, 2012 and 2011.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (A)	Total (B)

Quarter Ended March 31, 2012
External Revenues	$58	$97	$100	$76	$6	$337
Intersegment Revenues	6	—	—	—	—	6
Depreciation, Depletion and Amortization	7	15	—	4	—	26
Basis of Real Estate Sold	—	—	63	—	—	63
Other Operating Gain	—	—	—	—	—	—
Operating Income	6	21	30	4	5	66

Quarter Ended March 31, 2011
External Revenues	$52	$89	$62	$67	$5	$275
Intersegment Revenues	3	—	—	—	—	3
Depreciation, Depletion and Amortization	6	12	—	3	—	21
Basis of Real Estate Sold	—	—	19	—	—	19
Other Operating Gain	—	—	—	—	2	2
Operating Income	7	19	38	4	7	75

(A)
During the first quarter of 2011, the Operating Partnership received a payment of $2 million for the settlement of a dispute related to certain mineral rights. The $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended March 31, 2012 and March 31, 2011.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2012	2011
Total Segment Operating Income	$66	$75
Corporate and Other Unallocated Expenses	(16)	(16)
Other Unallocated Operating Income (Expense), net	—	1
Operating Income	50	60
Equity Earnings from Timberland Venture	13	14
Interest Expense, net	(21)	(21)
Income before Income Taxes	$42	$53

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described under the heading “Risk Factors” in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and Securities Act of 1933, as amended, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2011. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2012.

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

The Operating Partnership has borrowed and has currently outstanding $2.1 billion principal amount of debt, including $1.0 billion of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 11 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

The Note Payable to Timberland Venture is an obligation of PC Ventures and not an obligation of the Operating Partnership. Therefore, any discussion of the Note Payable to Timberland Venture below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to both Plum Creek and the Operating Partnership.

Results of Operations

First Quarter 2012 Compared to First Quarter 2011

The following tables and narrative compare operating results by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2012	2011
Operating Income by Segment
Northern Resources	$6	$7	$(1)
Southern Resources	21	19	2
Real Estate	30	38	(8)
Manufactured Products	4	4	—
Other	5	7	(2)
Total Segment Operating Income	66	75	(9)
Other Costs and Eliminations	(16)	(15)	(1)
Operating Income	$50	$60	$(10)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.656	$67	0.506	$69
Pulpwood ($/Ton Delivered)	0.452	$42	0.478	$40
Total	1.108		0.984

Revenues increased by $9 million, or 16%, to $64 million in the first quarter of 2012 compared to the first quarter of 2011. This increase was due primarily to higher sawlog harvest volumes ($10 million).

Sawlog harvest volumes were 30% higher in the first quarter of 2012 compared to the first quarter of 2011 due primarily to increasing sawlog harvests closer to normal levels in the second half of 2011. As a result, sawlog harvest volumes for all of 2012 are expected to increase by 8% over the 2.3 million tons harvested in 2011. Pulpwood harvest volumes for all of 2012 are expected to be comparable to the 1.7 million tons harvested in 2011.

Northern Resources Segment operating income was 9% of its revenues for the first quarter of 2012 and 13% for the first quarter of 2011 due primarily to higher log and haul costs. Segment costs and expenses increased by $10 million, or 21%, to $58 million for the first quarter of 2012 due primarily to higher harvest volumes and an increase in the log and haul rate per ton. On a per ton basis, log and haul costs increased 13% ($4 million) for the first quarter of 2012 due to a combination of an upward rate adjustment to cover the logger's higher operating costs (primarily equipment and labor), harvesting stands that require more expensive logging methods, and higher fuel costs.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.340	$19	1.286	$20
Pulpwood ($/Ton Stumpage)	1.842	$10	1.494	$10
Total	3.182		2.780

Revenues increased by $8 million, or 9%, to $97 million in the first quarter of 2012 compared to the first quarter of 2011. This increase was due primarily to higher pulpwood harvest volumes ($8 million) and sawlog harvest volumes ($3 million), partially offset by lower sawlog and pulpwood prices ($3 million). Pulpwood harvest volumes were 23% higher during the first quarter of 2012 compared to the same period in the prior year. This increase was due primarily to accelerating harvesting in the first quarter of 2012 from quarters later in the year due to moderately improved pricing over the past several quarters as a result of low mill inventories. Pulpwood harvest volumes for all of 2012 are expected to be comparable to the 6.8 million tons harvested in 2011.

Sawlog harvest volumes were 4% higher during the first quarter of 2012 compared to the first quarter of 2011. This increase is due primarily to harvesting volume from a recently acquired timber deed. In January 2012, we purchased a timber deed containing approximately 4.7 million tons of standing timber which is expected to be harvested, along with future growth, over the next eight years. Sawlog harvest volumes for all of 2012 are expected to increase by 20% over the 5.0 million tons harvested in 2011 as a result of harvesting 0.5 million tons from the recently acquired timber deed and the harvesting of previously deferred volume.

Southern Resources Segment operating income was 21% of its revenues for both the first quarters of 2012 and 2011. Segment costs and expenses increased by $6 million, or 9%, to $76 million due primarily to higher harvest volumes.

Real Estate Segment.

	Quarter Ended March 31, 2012			Quarter Ended March 31, 2011
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	4,385	$5	$1,115	2,560	$2	$1,015
Large Non-Strategic	69,770	84	1,210	30,295	43	1,405
Conservation	1,145	2	1,560	335	1	1,685
Higher and Better Use / Recreational	4,030	9	2,140	7,795	16	2,100
Development Properties	—	—	—	—	—	—
Conservation Easements	n/a	—	—	n/a	—	—
Total	79,330	$100		40,985	$62

Revenues increased by $38 million to $100 million in the first quarter of 2012 compared to the first quarter of 2011. This increase is due primarily to an increase in large non-strategic land sales ($41 million), offset in part by a decrease in sales of higher and better use / recreational properties ($7 million).

Revenue from the sale of large non-strategic timberlands was $84 million during the first quarter of 2012 compared to $43 million during the same period in 2011. As a result of the continued weak demand for small parcels of rural real estate in many locations, the company is taking advantage of the favorable demand for large timberland parcels.

Revenues from higher and better use / recreational land sales decreased due primarily to selling approximately 3,800 fewer acres. Demand for higher and better use / recreational properties (especially our higher value properties) remains weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing. Additionally, many potential high net-worth buyers of larger higher and better use / recreational parcels are patiently waiting for indicators of recovery in the rural real estate market.

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

We expect revenues from real estate sales during 2012 to range between $275 million and $325 million, and operating income as a percentage of revenue to be between 40% and 50% of segment revenue.

Real Estate Segment operating income as a percent of revenue was 30% for the first quarter of 2012 and 61% for the first quarter of 2011. This decrease is due primarily to selling properties in 2012 with a higher book value compared to the book value of properties sold in 2011. Most of the large non-strategic property sold in 2012 was acquired within the past decade and, therefore, had a higher book value than the large non-strategic property sold in 2011. Real Estate Segment costs and expenses increased by $46 million to $70 million in the first quarter of 2012 due primarily to selling a large non-strategic property with a book value of approximately $58 million during 2012.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	30,199 MBF	$529	29,250 MBF	$533
Plywood	53,301 MSF	$387	44,156 MSF	$371
MDF	44,701 MSF	$607	40,690 MSF	$608

(A)	Represents product prices at the mill level.

Revenues increased by $9 million, or 13%, to $76 million in the first quarter of 2012 compared to the first quarter of 2011. This increase in revenues was due primarily to higher plywood sales volume ($5 million) and higher MDF sales volume ($3 million).

Plywood sales volume was 21% higher during the first quarter of 2012 compared to the same period in the prior year due primarily to supply disruptions that increased demand in certain of our industrial markets (e.g., transportation) and commercial markets (e.g., concrete forming overlay products). MDF sales volume was 10% higher during the first quarter of 2012 compared to the first quarter of 2011 due primarily to an increase in demand as a result of replacement purchases by many of our industrial customers (e.g., store fixtures and architectural moldings).

Manufactured Products Segment operating income was 6% of its revenues for both the first quarter of 2012 and the first quarter of 2011. Manufactured Products Segment costs and expenses increased by $9 million, or 14%, to $72 million due primarily to increased sales volumes.

Other Segment. Operating income decreased $2 million to $5 million in the first quarter of 2012 due primarily to a payment of $2 million that we received during the first quarter of 2011 for the settlement of a dispute that related to certain mineral rights. The $2 million gain is recorded in our Other Segment and reported as Other Operating Income (Expense), net in our Consolidated Statements of Income. See Note 13 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $16 million during the first quarter of 2012 and by $15 million during the first quarter of 2011.

Interest Expense, net. Interest expense, net of interest income, was $35 million in the first quarters of 2012 and 2011.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $1 million for the first quarter of 2012 compared to a provision for income taxes of $1 million for the first quarter of 2011. This change of $2 million is due primarily to recording a valuation allowance of $2 million in the first quarter of 2011 to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets for which we do not believe it is more likely than not they will be realized in future periods.

Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At March 31, 2012, we have recorded deferred tax assets of $62 million (net of a $3 million valuation allowance) and deferred tax liabilities of $38 million. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. On March 2, 2012, we entered into a new $700 million revolving line of credit agreement that matures April 3, 2017 (terminating our previous $600 million revolving line of credit). The interest rate on the line of credit is currently LIBOR plus 1.25%. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. At the same time, we also entered into a $450 million term credit agreement that matures on April 3, 2019. We expect to borrow the full $450 million under the term loan agreement on or about July 10, 2012, the maturity date of the currently outstanding $350 million term loan. The effective net interest rate on the $450 million term loan is expected to be LIBOR plus approximately 1%.

At March 31, 2012, we had a cash balance of $273 million and had availability of $247 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Net Cash Provided By Operating Activities	$6	$76	$(70)
Net Cash Used In Investing Activities	(21)	(12)	(9)
Net Cash Provided By (Used In) Financing Activities	34	(62)	96
Change in Cash and Cash Equivalents	$19	$2	$17

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2012 was $6 million compared to $76 million for the three months ended March 31, 2011. The decrease of $70 million is due primarily to the acquisition of a timber deed ($98 million), partially offset by higher proceeds from our Real Estate Segment ($38 million).

In January 2012, we purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber and will be harvested, along with future growth, over the eight-year term of the deed. The timber deed purchase price has been reflected in the Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities. See Results of Operations for a discussion of the factors impacting our Real Estate Segment.

Capital Expenditures. Capital expenditures (excluding timberland acquisitions) for the three months ended March 31, 2012 were $18 million compared to $12 million for the same period in 2011. Planned capital expenditures for 2012 are expected to be approximately $75 million to $80 million and include approximately $65 million for our timberlands, $4 million for our manufacturing facilities, $4 million for real estate development investments, and $4 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2012 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant.  In the next twelve months, we have $526 million of scheduled debt principal payment requirements. During the first quarter of 2012, we entered into a new term credit agreement (for $450 million) which will fund the scheduled repayment of our $350 million term loan in July 2012. We expect to fund the remaining $176 million debt payments at or near their maturity with new borrowings or a combination of cash and new borrowings. Additionally, we believe that current cash on hand and cash flows from continuing operations will be sufficient for the next twelve months to fund planned capital expenditures, interest payments on our indebtedness and our dividend.

The following table summarizes our sources and uses of cash for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2012	2011	Change
Sources of Cash:
Operations (A)	$107	$78	$29
Changes in Working Capital	(30)	(30)	—
Cash Distributions from Timberland Venture	28	28	—
Cash from Stock Option Exercises	3	7	(4)
Increase Debt Obligations, net	100	—	100
Other Cash Changes, net (B)	(1)	—	(1)
Total Sources of Cash	207	83	124
Uses of Cash:
Returned to Stockholders:
Dividends	(68)	(68)	—
Common Stock Repurchases	(1)	(1)	—
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (C)	(19)	(12)	(7)
Timber Deed Acquired	(98)	—	(98)
Timberlands and Minerals Acquired	(2)	—	(2)
Total Uses of Cash	(188)	(81)	(107)
Change in Cash and Cash Equivalents	$19	$2	$17

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Equity Earnings from Timberland Venture, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes, and Other Operating Activities (excluding Expenditures for Real Estate Development - see Footnote C) to Net Income.

(B)	From the Consolidated Statements of Cash Flows, Other Investing Activities.

(C)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland and Mineral Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities. Expenditures for Real Estate Development were $1 million for the three month period ending March 31, 2012. There were no Expenditures for Real Estate Development for the three month period ending March 31, 2011.

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

Line of Credit. We have a $700 million revolving line of credit agreement that matures in April 2017. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings.

The weighted-average interest rate for the borrowings on the $700 million line of credit was 1.44% as of March 31, 2012. The weighted-average interest rate on the $600 million line of credit was 1.96% as of December 31, 2011. As of March 31, 2012, we had $451 million of borrowings and $2 million of standby letters of credit outstanding; $247 million remained available for borrowing under our line of credit. As of April 2, 2012, $262 million of the borrowings outstanding under our line of credit was repaid.

Term Credit Agreements. We have a $350 million term credit agreement that matures in July 2012. The interest rate on the $350 million term credit agreement was 0.62% and 0.65% as of March 31, 2012 and December 31, 2011, respectively. The interest rate is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15% depending on our debt ratings. The term credit agreement is subject to covenants that are substantially the same as those of the revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

On March 2, 2012, we entered into a $450 million term credit agreement that matures April 2019. We expect to borrow the full $450 million under the term loan agreement on or about July 10, 2012, the maturity date of the currently outstanding $350 million term loan. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. In addition, we expect to receive patronage refunds under the term loan agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. We expect that, after giving effect to patronage distributions, the effective net interest rate on the term loan will be LIBOR plus approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of March 31, 2012, the company had $263 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of March 31, 2012, the company had publicly issued and outstanding $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt consists of $575 million aggregate principal amount of 4.70% Public Debt which matures in 2021 and 5.875% Public Debt with an aggregate principal amount of $458 million which matures in 2015. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Senior Notes
Public Debt	$1,030	$1,029
Private Debt	263	263
Total Senior Notes	$1,293	$1,292

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

Debt Covenants. Our Senior Notes, Term Credit Agreements (both the existing $350 million Term Credit Agreement and the new $450 million Term Credit Agreement) and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of March 31, 2012.

Our Line of Credit and Term Credit Agreements (both the existing $350 million Term Credit Agreement and the new $450 million Term Credit Agreement) require that we maintain certain interest coverage and maximum leverage ratios. We have no covenants and restrictions associated with changes in our debt ratings. Furthermore, there are no material covenants associated with our Note Payable to Timberland Venture, and this indebtedness is not considered in computing any of our debt covenants since the debt is an obligation of Plum Creek Timber Company, Inc. and not the Partnership.

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At March 31, 2012, our entire cash balance of $273 million is available to make restricted payments.

As of March 31, 2012, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On May 8, 2012, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on May 31, 2012 to stockholders of record on May 18, 2012. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, debt covenant restrictions that may impose limitations on the company's ability to make cash payments, borrowing capacity, changes in the prices of and demand for Plum Creek's products, and changes in our ability to sell timberlands at attractive prices. Other factors that our Board of Directors considers include the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At March 31, 2012, $175 million was available for share repurchases under the current Board of Directors' authorization.

Performance and Liquidity Measures (Non-GAAP Measures)

For a discussion of the factors impacting our operating performance see the discussion included in this Item under Results of Operations. For a discussion of the factors impacting our liquidity see the discussion included in this Item under Financial Condition and Liquidity. We have included the following Non-GAAP measurements because we believe these are commonly used by investors, lenders and rating agencies to assess our financial performance.

Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations, excluding equity method earnings, and before interest, taxes, depreciation, depletion, amortization, and basis in lands sold. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles (U.S. GAAP) and the items excluded from Adjusted EBITDA are significant components of our consolidated financial statements.

We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period, and each business segment’s contribution to that performance, by eliminating non-cash charges to earnings, which can vary significantly by business segment. These non-cash charges include timber depletion, depreciation of fixed assets and the basis in lands sold. We also use Adjusted EBITDA as a supplemental liquidity measure because we believe it is useful in measuring our ability to generate cash.

First Quarter 2012 Compared to First Quarter 2011

The following table compares Adjusted EBITDA by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2012	2011
Adjusted EBITDA by Segment
Northern Resources	$13	$13	$—
Southern Resources	36	31	5
Real Estate	93	57	36
Manufactured Products	8	7	1
Other	5	7	(2)
Other Costs and Eliminations, net	(16)	(15)	(1)
Total Adjusted EBITDA	139	100	39

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended March 31 (in millions):

	Three Months Ended March 31, 2012 (In Millions)

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$6	$7	$—	$13
Southern Resources	21	15	—	36
Real Estate	30	—	63	93
Manufacturing	4	4	—	8
Other	5	—	—	5
Other Costs and Eliminations	(16)	—	—	(16)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$50	$26	$63	$139

Reconciliation to Net Income(1)
Interest Expense	(35)
(Provision) / Benefit for Income Taxes	1
Equity Earnings from Timberland Venture	13
Net Income	$29

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$6
Interest Expense				35
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				(1)
Working Capital Changes				30
Deferred Income Taxes				1
Deferred Revenue from Long-Term Gas Leases				2
Timber Deed Acquired				98
Distribution from Timberland Venture				(28)
Other				(3)
Adjusted EBITDA				$139

	Three Months Ended March 31, 2011 (In Millions)

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$7	$6	$—	$13
Southern Resources	19	12	—	31
Real Estate	38	—	19	57
Manufacturing	4	3	—	7
Other	7	—	—	7
Other Costs and Eliminations	(16)	—	—	(16)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$60	$21	$19	$100

Reconciliation to Net Income(1)
Interest Expense	(35)
(Provision) / Benefit for Income Taxes	(1)
Equity Earnings from Timberland Venture	14
Net Income	$38

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$76
Interest Expense				35
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				1
Working Capital Changes				30
Deferred Income Taxes				(3)
Deferred Revenue from Long-Term Gas Leases				(7)
Distribution from Timberland Venture				(28)
Other				(3)
Adjusted EBITDA				$100

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K. Other than the discussion below, there have been no material changes to our contractual obligations outside the normal course of business.

On March 2, 2012, the company entered into a $450 million term credit agreement that matures on April 3, 2019. Also on March 2, 2012, the company terminated its previous $600 million revolving line of credit maturing on January 30, 2015 and entered into a new $700 million revolving line of credit agreement that matures on April 3, 2017. See Note 6 of the Notes to Consolidated Financial Statements.

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

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value(A)
March 31, 2012
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$250	$3	$462	$4	$575	$1,297	$1,380
Average Interest Rate(C)	5.5%	5.4%	5.2%	5.2%	4.7%	4.7%
Related Party Obligations
Principal Due						$783	$783	$923
Interest Rate						7.4%
Variable Rate Debt(D)	$350						$350	$350
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

March 31, 2011
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	46	$3	$250	$3	$462	$579	$1,343	$1,382
Average Interest Rate(C)	5.6%	5.5%	5.4%	5.2%	5.2%	4.7%
Related Party Obligations
Principal Due						$783	$783	$883
Interest Rate						7.4%
Variable Rate Debt		350					$350	$348

(A)
The fair value of the company's Public Debt is estimated using market quotes; the fair value of the company's Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. See Note 8 of the Notes to Consolidated Financial Statements. The slight decrease in fair value of our fixed rate debt compared to March 31, 2011 (excluding related party debt) was due primarily to principal repayments of $46 million of Private Debt during the twelve month period, offset by lower market interest rates. The increase in the fair value of our Note Payable to Timberland Venture at March 31, 2012 compared to March 31, 2011 was due primarily to lower market interest rates. In March 2012, the decline in treasury rates exceeded the increase in credit spreads (the difference between corporate debt rates and treasury rates) for debt with similar maturities, resulting in an increase in fair value at March 31, 2012 for both our Private Debt and for our Note Payable to Timberland Venture.

The fair value of our floating rate term loan (variable rate debt) as of March 31, 2012 and March 31, 2011 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of March 31, 2012 and March 31, 2011.

(B)	Excludes unamortized discount of $4 million and $5 million at March 31, 2012 and 2011, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)
As of March 31, 2012, the interest rate for the $350 million term credit agreement was 0.62%. The interest rate on the term credit agreement is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus

1.15% depending on our debt ratings. Not included in the above table are borrowings of $451 million under our revolving line of credit. In March 2012, the company terminated its previous $600 million revolving line of credit and entered into a new $700 million revolving line of credit agreement. As of March 31, 2012, the weighted-average interest rate on the $451 million of borrowings was 1.44%. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. As of April 2, 2012, $262 million of the borrowings under our line of credit was repaid.

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

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 24, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the first quarter of 2012:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
January 1, 2012 through January 31, 2012	307 shares of common stock	$36.56	0 shares of common stock	$ 175 million
February 1, 2012 through February 29, 2012	28,449 shares of common stock	$39.68	0 shares of common stock	$ 175 million
March 1, 2012 through March 31, 2012	0 shares of common stock	$—	0 shares of common stock	$ 175 million
Total	28,756 shares of common stock	$39.65	0 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At March 31, 2012, the remaining share repurchase authorization was $175 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

10.1
Revolving Credit Agreement, dated as of March 2, 2012, by and among Plum Creek Timberlands, L.P., Wells Fargo Bank, National Association, as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Royal Bank of Scotland plc, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Syndication Agents, CoBank, ACB and Northwest Farm Credit Services, PCA, as Documentation Agents, Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., RBS Securities Inc., J.P. Morgan Securities LLC, U.S. Bank National Association, CoBank, ACB and Northwest Farm Credit Services, PCA, as Joint Lead Arrangers and as Joint Book Runners, and the other lenders party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed March 5, 2012).

10.2
Term Loan Agreement, dated as of March 2, 2012, by and among Plum Creek Timberlands, L.P., Northwest Farm Credit Services, PCA, as Administrative Agent, CoBank, ACB, as Syndication Agent, Northwest Farm Credit Services, PCA, and CoBank, ACB, as Joint Lead Arrangers and as Joint Book Runners, and the lenders party thereto (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed March 5, 2012).

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

Date: May 9, 2012