Form 10-Q
period 2012-06-30
PLUM CREEK TIMBER CO INC
filed 2012-08-07
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of July 31, 2012 was 161,523,146.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except Per Share Amounts)	2012	2011
REVENUES:
Timber	$157	$126
Real Estate	47	79
Manufacturing	85	74
Other	5	5
Total Revenues	294	284

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	123	101
Real Estate	16	27
Manufacturing	73	67
Other	1	1
Total Cost of Goods Sold	213	196
Selling, General and Administrative	27	25
Total Costs and Expenses	240	221

Other Operating Income (Expense), net	1	—

Operating Income	55	63

Equity Earnings from Timberland Venture	15	16

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	19	20
Interest Expense (Note Payable to Timberland Venture)	15	15
Total Interest Expense, net	34	35

Income before Income Taxes	36	44

Provision (Benefit) for Income Taxes	—	—

Net Income	$36	$44

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.22	$0.27
Net Income per Share – Diluted	$0.22	$0.27

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	161.5	162.0
– Diluted	161.7	162.3

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except Per Share Amounts)	2012	2011
REVENUES:
Timber	$312	$267
Real Estate	147	141
Manufacturing	161	141
Other	11	10
Total Revenues	631	559

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	244	208
Real Estate	84	49
Manufacturing	143	128
Other	1	1
Total Cost of Goods Sold	472	386
Selling, General and Administrative	55	53
Total Costs and Expenses	527	439

Other Operating Income (Expense), net	1	3

Operating Income	105	123

Equity Earnings from Timberland Venture	28	30

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	40	41
Interest Expense (Note Payable to Timberland Venture)	29	29
Total Interest Expense, net	69	70

Income before Income Taxes	64	83

Provision (Benefit) for Income Taxes	(1)	1

Net Income	$65	$82

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.40	$0.51
Net Income per Share – Diluted	$0.40	$0.50

Dividends Declared – per Common Share Outstanding	$0.84	$0.84

Weighted-Average Number of Shares Outstanding
– Basic	161.4	161.9
– Diluted	161.7	162.2

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2012	2011
NET INCOME	$36	$44

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(1)	1

Other Comprehensive Income (Loss) Before Tax	—	1

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	—	1

Comprehensive Income	$36	$45

	Six Months Ended June 30,
(In Millions)	2012	2011
NET INCOME	$65	$82

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	2	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	2

Other Comprehensive Income (Loss) Before Tax	3	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	3	2

Comprehensive Income	$68	$84

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$260	$254
Accounts Receivable	36	28
Inventories	46	48
Deferred Tax Asset	6	6
Assets Held for Sale	76	103
Other Current Assets	15	15
	439	454

Timber and Timberlands, net	3,431	3,377
Property, Plant and Equipment, net	131	138
Equity Investment in Timberland Venture	201	201
Deferred Tax Asset	18	17
Investment in Grantor Trusts (at Fair Value)	37	36
Other Assets	37	36
Total Assets	$4,294	$4,259

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$176	$352
Line of Credit	451	348
Accounts Payable	24	25
Interest Payable	26	26
Wages Payable	11	20
Taxes Payable	13	9
Deferred Revenue	36	27
Other Current Liabilities	8	8
	745	815

Long-Term Debt	1,467	1,290
Note Payable to Timberland Venture	783	783
Other Liabilities	97	108
Total Liabilities	3,092	2,996

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 161.5 at June 30, 2012 and 161.3 at December 31, 2011	2	2
Additional Paid-In Capital	2,269	2,261
Retained Earnings (Accumulated Deficit)	(99)	(28)
Treasury Stock, at Cost, Common Shares – 26.9 at June 30, 2012 and 26.9 at December 31, 2011	(938)	(937)
Accumulated Other Comprehensive Income (Loss)	(32)	(35)
Total Stockholders’ Equity	1,202	1,263
Total Liabilities and Stockholders’ Equity	$4,294	$4,259

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$65	$82
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	56	44
Basis of Real Estate Sold	75	43
Equity Earnings from Timberland Venture	(28)	(30)
Distributions from Timberland Venture	28	28
Deferred Income Taxes	(1)	4
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(5)	12
Timber Deed Acquired	(98)	—
Pension Plan Contributions	(7)	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	(35)
Other Working Capital Changes	(2)	4
Other	6	5
Net Cash Provided By Operating Activities	89	157

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(35)	(28)
Timberlands and Minerals Acquired	(13)	(12)
Other	(1)	—
Net Cash Used In Investing Activities	(49)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(136)	(136)
Borrowings on Line of Credit	1,129	555
Repayments on Line of Credit	(1,026)	(494)
Debt Issuance Costs	(3)	—
Principal Payments and Retirement of Long-Term Debt	—	(49)
Proceeds from Stock Option Exercises	3	9
Acquisition of Treasury Stock	(1)	(1)
Net Cash Used In Financing Activities	(34)	(116)

Increase (Decrease) In Cash and Cash Equivalents	6	1
Cash and Cash Equivalents:
Beginning of Period	254	252

End of Period	$260	$253

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At June 30, 2012, the company owned and managed approximately 6.5 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been indefinitely curtailed). Included in the 6.5 million acres are about 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly and six-month periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2012	2011
Net Income Available to Common Stockholders	$36	$44
Denominator for Basic Earnings per Share	161.5	162.0
Effect of Dilutive Securities – Stock Options	0.2	0.3
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	161.7	162.3
Per Share Amounts:
Net Income Per Share – Basic	$0.22	$0.27
Net Income Per Share – Diluted	$0.22	$0.27

	Six Months Ended June 30,
	2012	2011
Net Income Available to Common Stockholders	$65	$82
Denominator for Basic Earnings per Share	161.4	161.9
Effect of Dilutive Securities – Stock Options	0.3	0.3
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	161.7	162.2
Per Share Amounts:
Net Income Per Share - Basic	$0.40	$0.51
Net Income Per Share - Diluted	$0.40	$0.50

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

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and six-month periods ended June 30 (shares in millions):

	Quarter Ended June 30,
	2012	2011
Number of Options	1.1	1.1
Range of Exercise Prices	$41.55 to $43.23	$41.55 to $43.23
Expiration on or before	February 2021	February 2021

	Six Months Ended June 30,
	2012	2011
Number of Options	1.1	1.0
Range of Exercise Prices	$41.55 to $43.23	$41.55 to $43.23
Expiration on or before	February 2021	February 2021

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Raw Materials (primarily logs)	$5	$10
Work-In-Process	2	1
Finished Goods	26	24
	33	35
Supplies	13	13
Total	$46	$48

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Timber and Logging Roads, net	$2,206	$2,232
Timber Deed, net	99	5
Timberlands	1,126	1,140
Timber and Timberlands, net	$3,431	$3,377

In January 2012, the company purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber which along with future growth, will be harvested over the eight-year term of the deed. The timber deed purchase price has been reflected in the Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Land, Buildings and Improvements	$86	$86
Machinery and Equipment	316	315
	402	401
Accumulated Depreciation	(271)	(263)
Property, Plant and Equipment, net	$131	$138

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Revolving Line of Credit (B)	451	348
Fixed Rate Debt
Senior Notes	1,293	1,292
Note Payable to Timberland Venture	783	783
Total Debt	2,877	2,773
Less:
Current Portion of Long-Term Debt	176	352
Line of Credit	451	348
Long-Term Portion	$2,250	$2,073

(A)
The interest rate on the $350 million term credit agreement was 0.62% and 0.65% as of June 30, 2012 and December 31, 2011, respectively. This agreement matured on July 10, 2012. On July 10, 2012, the company borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement. The $450 million term credit agreement matures on April 3, 2019. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. In addition, the company expects to receive patronage refunds under the term loan agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. The company expects that, after giving effect to patronage distributions, the effective net interest rate on the term loan will be LIBOR plus approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit.

The $350 million term credit agreement was classified as Long-Term Debt in our Consolidated Balance Sheet as of June 30, 2012 because the company had the ability and intent, as described above, to refinance this borrowing on a long-term basis.

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

The weighted-average interest rate for the borrowings on the $700 million line of credit was 1.44% as of June 30, 2012. The weighted-average interest rate on the $600 million line of credit was 1.96% as of December 31, 2011. As of June 30, 2012, we had $451 million of borrowings and $2 million of standby letters of credit outstanding; $247 million remained available for borrowing under our $700 million line of credit. As of July 2, 2012, $245 million of the borrowings under our line of credit was repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2012 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2012	161.3	$2	$2,261	$(28)	$(937)	$(35)	$1,263
Net Income				29			29
Other Comprehensive Income (Loss)						3	3
Dividends				(68)			(68)
Stock Option Exercises	0.1	—	3				3
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			2				2
Common Stock Repurchased	—	—			(1)		(1)
March 31, 2012	161.5	$2	$2,266	$(67)	$(938)	$(32)	$1,231
Net Income				36			36
Other Comprehensive Income (Loss)						—	—
Dividends				(68)			(68)
Share-based Compensation			3				3
June 30, 2012	161.5	$2	$2,269	$(99)	$(938)	$(32)	$1,202

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

	Balance at June 30, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$257	$257
Available-for-Sale Securities (B)	32	32
Trading Securities (B)	5	5
Total	$294	$294

	Balance at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$253	$253
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$289	$289

(A)
Consists of several money market funds and is included in the $260 million and $254 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011. At June 30, 2012, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 20% in international equities and 35% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both June 30, 2012 and December 31, 2011. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below is the carrying amount and fair value of the company's debt (estimated using the discounted cash flows method) at June 30, 2012, along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,030	$—	$1,112	$—	$1,112
Private Debt (B)	263	—	274	—	274
Term Credit Agreement (C)	350	—	350	—	350
Line of Credit (D)	451	—	451	—	451
Note Payable to Timberland Venture (E)	783	—	—	942	942
Total Debt	$2,877	$—	$2,187	$942	$3,129

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month periods ended June 30, 2012 and 2011.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2012	2011
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	—
Total Pension Cost	$3	$2

	Six Months Ended June 30,
	2012	2011
Service Cost	$4	$4
Interest Cost	4	4
Expected Return on Plan Assets	(4)	(4)
Recognized Actuarial Loss	2	—
Total Pension Cost	$6	$4

It is the company’s policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan were discontinued) over a market cycle (generally 3 to 5 years). During the second quarter of 2012, the company contributed $7 million to its qualified pension plan. Depending on asset returns and interest rates, the company may contribute up to an additional $8 million to the qualified pension plan during the second half of 2012. The company expects to contribute between $0 and $2 million to its grantor trust associated with its non-qualified pension plans during 2012.

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

The carrying amount of the investment is $201 million at both June 30, 2012 and December 31, 2011, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $201 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $28 million for the six-month period ending June 30, 2012, and were $30 million for the six-month period ending June 30, 2011. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $5 million and $3 million for the six-month periods ended June 30, 2012 and 2011, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $29 million for each of the six-month periods ended June 30, 2012 and 2011. The table below presents summarized income statement information for the Timberland Venture for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2012	2011
Revenues	$7	$7
Cost of Goods Sold(A)	8	7
Selling, General and Administrative Expenses	5	2
Operating Income (Loss)	(6)	(2)
Interest Income, net	29	29
Net Income before Allocation to Preferred and Common Interests	$23	$27

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $7 million and $6 million for the six-month periods ended June 30, 2012 and 2011, respectively.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (B)

Quarter Ended June 30, 2012
External Revenues	$52	$105	$47	$85	$5	$294
Intersegment Revenues	4	—	—	—	—	4
Depreciation, Depletion and Amortization	6	18	1	3	—	28
Basis of Real Estate Sold	—	—	12	—	—	12
Operating Income	4	22	29	9	4	68

Quarter Ended June 30, 2011
External Revenues	$42	$84	$79	$74	$5	$284
Intersegment Revenues	2	—	—	—	—	2
Depreciation, Depletion and Amortization	5	12	1	3	—	21
Basis of Real Estate Sold	—	—	24	—	—	24
Operating Income	3	15	50	5	4	77

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other(A)	Total(B)

Six Months Ended June 30, 2012
External Revenues	$110	$202	$147	$161	$11	$631
Intersegment Revenues	10	—	—	—	—	10
Depreciation, Depletion and Amortization	13	33	1	7	—	54
Basis of Real Estate Sold	—	—	75	—	—	75
Other Operating Gain	—	—	—	—	—	—
Operating Income	10	43	59	13	9	134

Six Months Ended June 30, 2011
External Revenues	$94	$173	$141	$141	$10	$559
Intersegment Revenues	5	—	—	—	—	5
Depreciation, Depletion and Amortization	11	24	1	6	—	42
Basis of Real Estate Sold	—	—	43	—	—	43
Other Operating Gain	—	—	—	—	2	2
Operating Income	10	34	88	9	11	152

(A)
During the first quarter of 2011, the company received a payment of $2 million for the settlement of a dispute related to certain mineral rights. The $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended June 30, 2012 and June 30, 2011; and $2 million for each of the six-month periods ended June 30, 2012 and June 30, 2011.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2012	2011
Total Segment Operating Income	$68	$77
Corporate and Other Unallocated Expenses	(14)	(14)
Other Unallocated Operating Income (Expense), net	1	—
Operating Income	55	63
Equity Earnings from Timberland Venture	15	16
Total Interest Expense, net	(34)	(35)
Income before Income Taxes	$36	$44

	Six Months Ended June 30,
	2012	2011
Total Segment Operating Income	$134	$152
Corporate and Other Unallocated Expenses	(30)	(30)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	105	123
Equity Earnings from Timberland Venture	28	30
Total Interest Expense, net	(69)	(70)
Income before Income Taxes	$64	$83

Note 14. Subsequent Events
Quarterly Dividend. On August 7, 2012, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on August 31, 2012 to stockholders of record on August 17, 2012.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of June 30, 2012, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,033 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2012	2011
REVENUES:
Timber	$157	$126
Real Estate	47	79
Manufacturing	85	74
Other	5	5
Total Revenues	294	284

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	123	101
Real Estate	16	27
Manufacturing	73	67
Other	1	1
Total Cost of Goods Sold	213	196
Selling, General and Administrative	27	25
Total Costs and Expenses	240	221

Other Operating Income (Expense), net	1	—

Operating Income	55	63

Equity Earnings from Timberland Venture	15	16

Interest Expense, net	19	20

Income before Income Taxes	51	59

Provision (Benefit) for Income Taxes	—	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	51	59
Net Income Allocable to Series T-1 Preferred Interest	(15)	(15)
Net Income Available to Common Interest Partners	$36	$44

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2012	2011
REVENUES:
Timber	$312	$267
Real Estate	147	141
Manufacturing	161	141
Other	11	10
Total Revenues	631	559

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	244	208
Real Estate	84	49
Manufacturing	143	128
Other	1	1
Total Cost of Goods Sold	472	386
Selling, General and Administrative	55	53
Total Costs and Expenses	527	439

Other Operating Income (Expense), net	1	3

Operating Income	105	123

Equity Earnings from Timberland Venture	28	30

Interest Expense, net	40	41

Income before Income Taxes	93	112

Provision (Benefit) for Income Taxes	(1)	1

Net Income before Allocation to Series T-1 Preferred Interest and Partners	94	111
Net Income Allocable to Series T-1 Preferred Interest	(29)	(29)
Net Income Available to Common Interest Partners	$65	$82

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2012	2011
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$51	$59

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(1)	1

Other Comprehensive Income (Loss) Before Tax	—	1

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	—	1

Comprehensive Income	$51	$60

	Six Months Ended June 30,
(In Millions)	2012	2011
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$94	$111

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	2	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	2

Other Comprehensive Income (Loss) Before Tax	3	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	3	2

Comprehensive Income	$97	$113

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$260	$254
Accounts Receivable	36	28
Inventories	46	48
Deferred Tax Asset	6	6
Assets Held for Sale	76	103
Other Current Assets	15	15
	439	454

Timber and Timberlands, net	3,431	3,377
Property, Plant and Equipment, net	131	138
Equity Investment in Timberland Venture	201	201
Deferred Tax Asset	18	17
Investment in Grantor Trusts ($37 and $36 at Fair Value in 2012 and 2011)	38	37
Other Assets	37	36
Total Assets	$4,295	$4,260

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$176	$352
Line of Credit	451	348
Accounts Payable	24	25
Interest Payable	19	19
Wages Payable	11	20
Taxes Payable	13	9
Deferred Revenue	36	27
Other Current Liabilities	8	8
	738	808

Long-Term Debt	1,467	1,290
Other Liabilities	98	109
Total Liabilities	2,303	2,207

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,202	1,263
Total Partnership Capital	1,992	2,053
Total Liabilities and Partnership Capital	$4,295	$4,260

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$94	$111
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	56	44
Basis of Real Estate Sold	75	43
Equity Earnings from Timberland Venture	(28)	(30)
Distributions from Timberland Venture	28	28
Deferred Income Taxes	(1)	4
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(5)	12
Timber Deed Acquired	(98)	—
Pension Plan Contributions	(7)	—
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	(35)
Other Working Capital Changes	(2)	4
Other	6	5
Net Cash Provided By Operating Activities	118	186

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(35)	(28)
Timberlands and Minerals Acquired	(13)	(12)
Other	(1)	—
Net Cash Used In Investing Activities	(49)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(134)	(128)
Cash Distributions for Series T-1 Preferred Interest	(29)	(29)
Borrowings on Line of Credit	1,129	555
Repayments on Line of Credit	(1,026)	(494)
Debt Issuance Costs	(3)	—
Principal Payments and Retirement of Long-Term Debt	—	(49)
Net Cash Used In Financing Activities	(63)	(145)

Increase (Decrease) In Cash and Cash Equivalents	6	1
Cash and Cash Equivalents:
Beginning of Period	254	252

End of Period	$260	$253

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

At June 30, 2012, the Operating Partnership owned and managed approximately 6.5 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been indefinitely curtailed). Included in the 6.5 million acres are about 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Raw Materials (primarily logs)	$5	$10
Work-In-Process	2	1
Finished Goods	26	24
	33	35
Supplies	13	13
Total	$46	$48

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Timber and Logging Roads, net	$2,206	$2,232
Timber Deed, net	99	5
Timberlands	1,126	1,140
Timber and Timberlands, net	$3,431	$3,377

In January 2012, the Operating Partnership purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber which along with future growth, will be harvested over the eight-year term of the deed. The timber deed purchase price has been reflected in the Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Land, Buildings and Improvements	$86	$86
Machinery and Equipment	316	315
	402	401
Accumulated Depreciation	(271)	(263)
Property, Plant and Equipment, net	$131	$138

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Borrowings

Debt consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Variable Rate Debt
Term Credit Agreement (A)	$350	$350
Revolving Line of Credit (B)	451	348
Fixed Rate Debt
Senior Notes	1,293	1,292
Total Debt	2,094	1,990
Less:
Current Portion of Long-Term Debt	176	352
Line of Credit	451	348
Long-Term Portion	$1,467	$1,290

(A)
The interest rate on the $350 million term credit agreement was 0.62% and 0.65% as of June 30, 2012, and December 31, 2011, respectively. This agreement matured on July 10, 2012. On July 10, 2012, the Operating Partnership borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement. The $450 million term credit agreement matures on April 3, 2019. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. In addition, the Operating Partnership expects to receive patronage refunds under the term loan agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. The Operating Partnership expects that, after giving effect to patronage distributions, the effective net interest rate on the term loan will be LIBOR plus approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit.

The $350 million term credit agreement was classified as Long-Term Debt in our Consolidated Balance Sheet as of June 30, 2012 because the Operating Partnership had the ability and intent, as described above, to refinance this borrowing on a long-term basis.

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

The weighted-average interest rate for the borrowings on the $700 million line of credit was 1.44% as of June 30, 2012. The weighted-average interest rate on the $600 million line of credit was 1.96% as of December 31, 2011. As of June 30, 2012, we had $451 million of borrowings and $2 million of standby letters of credit outstanding; $247 million remained available for borrowing under our $700 million line of credit. As of July 2, 2012, $245 million of the borrowings under our line of credit was repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2012 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2012	$790	$1,298	$(35)	$2,053
Net Income before Allocation to Series T-1 Preferred Interest and Partners		43		43
Other Comprehensive Income (Loss)			3	3
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(66)		(66)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2
March 31, 2012	$790	$1,263	$(32)	$2,021
Net Income before Allocation to Series T-1 Preferred Interest and Partners		51		51
Other Comprehensive Income (Loss)			—	—
Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(68)		(68)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		3		3
June 30, 2012	$790	$1,234	$(32)	$1,992

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

	Balance at June 30, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$257	$257
Available-for-Sale Securities (B)	32	32
Trading Securities (B)	5	5
Total	$294	$294

	Balance at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$253	$253
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$289	$289

(A)
Consists of several money market funds and is included in the $260 million and $254 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011. At June 30, 2012, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 20% in international equities and 35% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both June 30, 2012 and December 31, 2011. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below is the carrying amount fair value of the Operating Partnership's debt (estimated using the discounted cash flow method) at June 30, 2012, along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,030	$—	$1,112	$—	$1,112
Private Debt (B)	263	—	274	—	274
Term Credit Agreement (C)	350	—	350	—	350
Line of Credit (D)	451	—	451	—	451
Total Debt	$2,094	$—	$2,187	$—	$2,187

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using market quotes for the Operating Partnership's public bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month periods ended June 30, 2012 and 2011.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2012	2011
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	—
Total Pension Cost	$3	$2

	Six Months Ended June 30,
	2012	2011
Service Cost	$4	$4
Interest Cost	4	4
Expected Return on Plan Assets	(4)	(4)
Recognized Actuarial Loss	2	—
Total Pension Cost	$6	$4

It is the Operating Partnership's policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan were discontinued) over a market cycle (generally 3 to 5 years). During the second quarter of 2012, the Operating Partnership contributed $7 million to its qualified pension plan. Depending on asset returns and interest rates, the Operating Partnership may contribute up to an additional $8 million to the qualified pension plan during the second half of 2012. The Operating Partnership expects to contribute between $0 and $2 million to its grantor trust associated with its non-qualified pension plans during 2012.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying amount of the investment is $201 million at both June 30, 2012 and December 31, 2011, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $201 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 11. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 10 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $28 million for the six-month period ending June 30, 2012, and were $30 million for the six-month period ending June 30, 2011. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $5 million and $3 million for the six-month periods ended June 30, 2012 and 2011, respectively. The table below presents summarized income statement information for the Timberland Venture for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2012	2011
Revenues	$7	$7
Cost of Goods Sold(A)	8	7
Selling, General and Administrative Expenses	5	2
Operating Income (Loss)	(6)	(2)
Interest Income, net	29	29
Net Income before Allocation to Preferred and Common Interests	$23	$27

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $7 million and $6 million for the six-month periods ended June 30, 2012 and 2011, respectively.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (B)

Quarter Ended June 30, 2012
External Revenues	$52	$105	$47	$85	$5	$294
Intersegment Revenues	4	—	—	—	—	4
Depreciation, Depletion and Amortization	6	18	1	3	—	28
Basis of Real Estate Sold	—	—	12	—	—	12
Operating Income	4	22	29	9	4	68

Quarter Ended June 30, 2011
External Revenues	$42	$84	$79	$74	$5	$284
Intersegment Revenues	2	—	—	—	—	2
Depreciation, Depletion and Amortization	5	12	1	3	—	21
Basis of Real Estate Sold	—	—	24	—	—	24
Operating Income	3	15	50	5	4	77

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (A)	Total (B)

Six Months Ended June 30, 2012
External Revenues	$110	$202	$147	$161	$11	$631
Intersegment Revenues	10	—	—	—	—	10
Depreciation, Depletion and Amortization	13	33	1	7	—	54
Basis of Real Estate Sold	—	—	75	—	—	75
Other Operating Gain	—	—	—	—	—	—
Operating Income	10	43	59	13	9	134

Six Months Ended June 30, 2011
External Revenues	$94	$173	$141	$141	$10	$559
Intersegment Revenues	5	—	—	—	—	5
Depreciation, Depletion and Amortization	11	24	1	6	—	42
Basis of Real Estate Sold	—	—	43	—	—	43
Other Operating Gain	—	—	—	—	2	2
Operating Income	10	34	88	9	11	152

(A)
During the first quarter of 2011, the Operating Partnership received a payment of $2 million for the settlement of a dispute related to certain mineral rights. The $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended June 30, 2012 and June 30, 2011; and $2 million for each of the six-month periods ended June 30, 2012 and June 30, 2011.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2012	2011
Total Segment Operating Income	$68	$77
Corporate and Other Unallocated Expenses	(14)	(14)
Other Unallocated Operating Income (Expense), net	1	—
Operating Income	55	63
Equity Earnings from Timberland Venture	15	16
Interest Expense, net	(19)	(20)
Income before Income Taxes	$51	$59

	Six Months Ended June 30,
	2012	2011
Total Segment Operating Income	$134	$152
Corporate and Other Unallocated Expenses	(30)	(30)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	105	123
Equity Earnings from Timberland Venture	28	30
Interest Expense, net	(40)	(41)
Income before Income Taxes	$93	$112

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Events

Clean Water Act - Ninth Circuit Ruling. In August, 2010, a three judge panel of the U.S. Court of Appeals for the Ninth Circuit ruled in Northwest Environmental Defense Center (NEDC) v. Brown that ditches and culverts associated with “forest roads” were “point sources” under the Clean Water Act (“CWA”) and thus required National Pollution Discharge Elimination System (NPDES) permits should storm water runoff that is channeled and/or conveyed from such sources be discharged into waters of the United States. In May, 2011, the court denied a petition for rehearing, leaving its prior decision in place.  The plaintiff alleged that the defendants violated the CWA by not obtaining EPA permits for stormwater runoff from logging roads into systems of ditches, culverts and channels that is then discharged into forest streams and rivers.  The plaintiff further alleged that timber hauling on logging roads is a major source of sediment that flows through the stormwater collection system.  A petition for review was filed with the United States Supreme Court seeking to appeal the decision, and the court recently decided to review the case. In addition, legislation passed by Congress in late December 2011 prohibits the EPA from implementing the NPDES permitting regime mandated by the Ninth Circuit decision through September 30, 2012.

If the Supreme Court does not overturn the decision, or if the Congress does not enact an effective and permanent legislative response, then the Ninth Circuit's decision would overturn a long standing regulatory regime for forest roads. Since 1976, the EPA has promulgated and amended a regulation specifically exempting from NPDES permitting requirements “point source” silviculture activities such as nursery operations, site preparation, reforestation and subsequent silvicultural treatment, thinning, prescribed burning, pest and fire control, harvesting operations, surface drainage, or road construction and maintenance from which there is “natural runoff” (the Silviculture Rule).  Under the Silviculture Rule, the EPA does not require permitting for discharges from ditches, culverts and channels that collect stormwater runoff from logging roads. Instead, these forestry sources of stormwater runoff are regulated by the states, many of which do so by adopting best management practices.

Should the Ninth Circuit's ruling stand and the Silviculture Rule be overturned, the impact on the company and the timber industry is unknown. It is unclear whether the EPA would require NPDES permits for forest roads outside of the area covered by the Ninth Circuit. It is also unclear what, if any, additional regulatory restrictions would be imposed by the NPDES permitting process. Further, if logging and other forest management roads and operations currently within the scope of the Silviculture Rule were placed within the NPDES permitting regime, it is possible that CWA "Total Maximum Daily Load" (TMDL) allocations in various stream drainages, "anti-degradation," and other NPDES requirements could be affected. A significant increase in operational and compliance costs for landowners and operators is possible depending upon the regulatory response to the court's decision.

Results of Operations

Second Quarter 2012 Compared to Second Quarter 2011

The following tables and narrative compare operating results by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2012	2011
Operating Income by Segment
Northern Resources	$4	$3	$1
Southern Resources	22	15	7
Real Estate	29	50	(21)
Manufactured Products	9	5	4
Other	4	4	—
Total Segment Operating Income	68	77	(9)
Other Costs and Eliminations	(14)	(14)	—
Other Unallocated Operating Income (Expense), net	1	—	$1
Operating Income	$55	$63	$(8)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.632	$71	0.471	$72
Pulpwood ($/Ton Delivered)	0.316	$42	0.244	$40
Total	0.948		0.715

Revenues increased by $12 million, or 27%, to $56 million in the second quarter of 2012 compared to the second quarter of 2011. This increase was due primarily to higher sawlog harvest volumes ($9 million) and higher pulpwood harvest volumes ($3 million).

Sawlog harvest volumes were 34% higher in the second quarter of 2012 compared to the second quarter of 2011 due primarily to restoring sawlog harvest volumes to normal levels during the second half of 2011. As a result of restoring sawlog harvest volumes to normal levels, sawlog harvest volumes for all of 2012 are expected to increase by approximately 10% over the 2.3 million tons harvested in 2011.

Pulpwood harvest volumes were 29% higher in the second quarter of 2012 compared to the second quarter of 2011 due primarily to better harvesting conditions during the second quarter of 2012 compared to the second quarter of 2011. Pulpwood harvest volumes for all of 2012 are expected to be comparable to the 1.7 million tons harvested in 2011.

Northern Resources Segment operating income was 7% of its revenues for both the second quarters of 2012 and 2011. Segment costs and expenses increased by $11 million, or 27%, to $52 million for the second quarter of 2012 due primarily to higher harvest volumes and an increase in the log and haul rate per ton. On a per ton basis, log and haul costs increased 7% ($2 million) for the second quarter of 2012 due to a combination of harvesting stands that require more expensive logging methods and an upward rate adjustment to cover the logger's higher operating costs (primarily equipment and labor).

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.533	$20	1.126	$19
Pulpwood ($/Ton Stumpage)	1.933	$10	1.592	$9
Total	3.466		2.718

Revenues increased by $21 million, or 25%, to $105 million in the second quarter of 2012 compared to the second quarter of 2011. This increase was due primarily to higher sawlog harvest volumes ($11 million), higher pulpwood harvest volumes ($6 million) and higher sawlog and pulpwood prices ($3 million).

Sawlog harvest volumes were 36% higher during the second quarter of 2012 compared to the second quarter of 2011. This increase is due primarily to harvesting volume from a recently acquired timber deed and the harvesting of previously deferred sawlog volume. In January 2012, we purchased a timber deed containing approximately 4.7 million tons of standing timber which along with future growth, will be harvested over the next eight years. Sawlog harvest volumes for all of 2012 are expected to increase by approximately 25% over the 5.0 million tons harvested in 2011 as a result of harvesting 0.5 million tons of sawlogs from the timber deed and the harvesting of previously deferred volume.

Pulpwood harvest volumes were 21% higher during the second quarter of 2012 compared to the second quarter of 2011. This increase was due primarily to accelerating harvesting in the second quarter of 2012 from quarters later in the year due to relatively favorable pulpwood prices and demand. Pulpwood harvest volumes for all of 2012 are expected to increase by approximately 5% over the 6.8 million tons harvested in 2011. The increase in pulpwood volumes is due primarily to a sustained increase in growth rates which are yielding higher pulpwood volumes in connection with the thinning of timber stands.

Southern Resources Segment operating income was 21% of its revenues for the second quarter of 2012 and 18% of its revenues for the second quarter of 2011 due primarily to higher sawlog and pulpwood prices. Segment costs and expenses increased by $14 million, or 20%, to $83 million due primarily to higher harvest volumes ($10 million) and a higher depletion rate per ton. On a per ton basis, depletion expense increased 21% ($3 million) for the second quarter of 2012 as a result of the higher depletion rate associated with the recently acquired timber deed.

Real Estate Segment.

	Quarter Ended June 30, 2012			Quarter Ended June 30, 2011
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	17,870	$21	$1,165	2,695	$4	$1,125
Large Non-Strategic	—	—	—	—	—	—
Conservation	1,320	3	2,315	59,425	62	1,050
Higher and Better Use / Recreational	6,720	13	1,955	6,320	13	2,060
Conservation Easements	n/a	10	28	n/a	—	—
Total	25,910	$47		68,440	$79

Revenues decreased by $32 million, or 40%, to $47 million in the second quarter of 2012 compared to the second quarter of 2011. This decrease is due primarily to lower revenue from the sale of conservation properties ($59 million) offset in part by an increase in the number of small non-strategic acres sold ($17 million) and the sale of a $10 million conservation easement.

Revenues from the sale of conservation properties decreased due primarily to selling large parcels in Florida, Arkansas and Louisiana during the second quarter of 2011. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

The increase in small non-strategic acres sold during the second quarter of 2012 compared to the second quarter of 2011 was due primarily to selling approximately 11,000 acres to a single buyer. Furthermore, due to the concerns over near-term real estate values and the inability of buyers to secure debt financing, the demand for the lower price per acre properties remains the strongest.

During the second quarter of 2012 the company sold a conservation easement for $10 million. The easement sale was one part of a multifaceted plan where we agreed to certain conservation elements in exchange for development rights in the state of Maine.

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

Real Estate Segment operating income was 62% of its second quarter revenues for 2012 compared to 63% for 2011. Real Estate Segment costs and expenses decreased by $11 million to $18 million in the second quarter of 2012 due primarily to selling fewer acres during 2012.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	30,340 MBF	$551	29,654 MBF	$529
Plywood	51,397 MSF	$409	44,842 MSF	$382
MDF	52,475 MSF	$620	43,070 MSF	$608

(A)	Represents product prices at the mill level.

Revenues increased by $11 million, or 15%, to $85 million in the second quarter of 2012 compared to the second quarter of 2011. This increase in revenues was due primarily to higher MDF sales volume ($7 million) and higher plywood sales volume ($3 million).

MDF sales volume was 22% higher during the second quarter of 2012 compared to the second quarter of 2011 due primarily to a modest increase in demand and reduced supply. MDF demand increased due primarily to replacement purchases by many of our industrial customers for such products as molding, architectural doors and store fixtures. The supply of MDF in North America has declined due primarily to lower imports.

Plywood sales volume was 15% higher during the second quarter of 2012 compared to the same period in the prior year also due primarily to a modest increase in demand and reduced supply. We have experienced a modest improvement in demand from both our industrial (e.g., truck trailers) and commercial (e.g., concrete form) customers. The supply of plywood in North America has declined due to fewer imports from Chile as a result of a large mill fire and the curtailment of several mills in the United States.

Manufactured Products Segment operating income was 11% of its revenues for the second quarter of 2012 compared to 7% of its revenues for the second quarter of 2011. This increase in operating performance was due primarily to an increase in MDF and plywood sales volume which allowed us to operate our facilities at volume levels that better optimize our production costs. Manufactured Products Segment costs and expenses increased by $7 million, or 10%, to $76 million due primarily to increased sales volumes.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $13 million during the second quarter of 2012 and by $14 million during the second quarter of 2011.

Interest Expense, net. Interest expense, net of interest income, decreased $1 million, or 3%, to $34 million in the second quarter of 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following tables and narrative compare operating results by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2012	2011
Operating Income by Segment
Northern Resources	$10	$10	$—
Southern Resources	43	34	9
Real Estate	59	88	(29)
Manufactured Products	13	9	4
Other	9	11	(2)
Total Segment Operating Income	134	152	(18)
Other Costs and Eliminations	(30)	(30)	—
Other Unallocated Operating Income (Expense), net	1	1	—
Operating Income	$105	$123	$(18)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.288	$69	0.977	$70
Pulpwood ($/Ton Delivered)	0.768	$42	0.722	$40
Total	2.056		1.699

Revenues increased by $21 million, or 21%, to $120 million in the first six months of 2012 compared to the first six months of 2011. This increase was due primarily to higher sawlog volumes ($19 million).

Sawlog harvest volumes were 32% higher in the first six months of 2012 compared to the first six months of 2011 due primarily to restoring sawlog harvest volumes to normal levels during the second half of 2011. As a result of restoring sawlog harvest volumes to normal levels, sawlog harvest volumes for all of 2012 are expected to increase by approximately 10% over the 2.3 million tons harvested in 2011. Pulpwood harvest volumes for all of 2012 are expected to be comparable to the 1.7 million tons harvested in 2011.

Northern Resources Segment operating income was 8% of its revenues for the first six months of 2012 and 10% for the first six months of 2011 due primarily to higher log and haul costs. Segment costs and expenses increased by $21 million, or 24%, to $110 million for the first six months of 2012 due primarily to higher harvest volumes and an increase in the log and haul rate per ton. On a per ton basis, log and haul costs increased 10% ($7 million) for the first six months of 2012 due to a combination of harvesting stands that require more expensive logging methods and an upward rate adjustment to cover the logger's higher operating costs (primarily equipment and labor).

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	2.873	$19	2.412	$19
Pulpwood ($/Ton Stumpage)	3.775	$10	3.086	$9
Total	6.648		5.498

Revenues increased by $29 million, or 17%, to $202 million during the first six months of 2012 compared to the first six months of 2011 due primarily to higher sawlog volumes ($14 million), higher pulpwood volumes ($12 million) and higher pulpwood prices ($2 million).

Sawlog harvest volumes were 19% higher during the first six months of 2012 compared to the first six months of 2011. This increase is due primarily to harvesting volume from a recently acquired timber deed and the harvesting of previously deferred sawlog volume. In January 2012, we purchased a timber deed containing approximately 4.7 million tons of standing timber which along with future growth, will be harvested over the next eight years. Sawlog harvest volumes for all of 2012 are expected to increase by approximately 25% over the 5.0 million tons harvested in 2011 as a result of harvesting 0.5 million tons of sawlogs from the timber deed and the harvesting of previously deferred volume.

Pulpwood harvest volumes were 22% higher during the first six months of 2012 compared to the first six months of 2011. This increase was due primarily to accelerating harvesting during the first six months of 2012 from quarters later in the year due to relatively favorable pulpwood prices and demand. Pulpwood harvest volumes for all of 2012 are expected to increase by approximately 5% over the 6.8 million tons harvested in 2011. The increase in pulpwood volumes is due primarily to a sustained increase in growth rates which are yielding higher pulpwood volumes in connection with the thinning of timber stands.

Southern Resources Segment operating income was 21% of its revenues for the first six months of 2012 and 20% for the first six months of 2011. Segment costs and expenses increased by $20 million, or 14%, to $159 million due primarily to higher harvest volumes ($15 million) and a higher depletion rate per ton. On a per ton basis, depletion expense increased 17% ($4 million) for the first six months of 2012 as a result of the higher depletion rate associated with the recently acquired timber deed.

Real Estate Segment.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	22,255	$26	$1,155	5,255	$6	$1,070
Large Non-Strategic	69,770	84	1,210	30,295	43	1,405
Conservation	2,465	5	1,965	59,760	63	1,055
Higher and Better Use / Recreational	10,750	22	2,025	14,115	29	2,080
Conservation Easements	n/a	10	28	n/a	—	—
Total	105,240	$147		109,425	$141

Revenues increased by $6 million, or 4%, to $147 million during the first six months of 2012 compared to the first six months of 2011. This increase is due primarily to an increase in non-strategic land sales ($61 million) and the sale of a $10 million conservation easement, offset in part by a decrease in the revenue from conservation sales ($58 million) and higher and better use / recreational sales ($7 million).

Revenue from the sale of small non-strategic sales during the first six months of 2012 increased compared to the first six months of 2011 due primarily to selling approximately 11,000 acres to a single buyer. Furthermore, due to the concerns over near-term real estate values and the inability of buyers to secure debt financing, the demand for the lower price per acre properties remains the strongest.
Revenue from the sale of large non-strategic timberlands was $84 million during the first six months of 2012 compared to $43 million during the same period in 2011. As a result of the continued weak demand for small parcels of rural real estate in many locations, the company is taking advantage of the favorable demand for large timberland parcels.
During the second quarter of 2012 the company sold a conservation easement for $10 million. The easement sale was one part of a multifaceted plan where we agreed to certain conservation elements in exchange for development rights in the state of Maine. Revenues from the sale of conservation properties decreased due primarily to selling large parcels in Florida, Arkansas and Louisiana during the second quarter of 2011. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.
Revenues from our higher and better use/ recreational land sales decreased due primarily to selling approximately 3,400 fewer acres. Demand for higher and better use / recreational properties (especially our higher value properties) remains weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing. Additionally, many of the high net-worth buyers of our larger higher and better use / recreational parcels are patiently waiting for indicators of recovery in the rural real estate market.
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

Real Estate Segment operating income as a percent of revenue was 40% for the first six months of 2012 and 62% for the first six months of 2011. This decrease is due primarily to selling properties in 2012 with a higher book value compared to the book value of properties sold in 2011. Most of the large non-strategic property sold in 2012 was acquired within the past decade and therefore had a higher book value than the large non-strategic property sold in 2011. Real Estate Segment costs and expenses increased by $35 million to $88 million in the first half of 2012 due primarily to selling large non-strategic property during 2012 with a higher book value compared to the book value of properties sold in 2011.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	60,539 MBF	$540	58,904 MBF	$531
Plywood	104,698 MSF	$398	88,998 MSF	$377
MDF	97,176 MSF	$614	83,760 MSF	$608

(A)	Represents product prices at the mill level.

Revenues increased by $20 million, or 14%, to $161 for the first six months of 2012 compared to the first six months of 2011. This increase in revenues was due primarily to higher MDF sales volumes ($11 million) and higher plywood sales volumes ($8 million).

MDF sales volume was 16% higher during the first six months of 2012 compared to the same period in the prior year due primarily to a modest increase in demand and reduced supply. MDF demand increased due primarily to replacement purchases by many of our industrial customers for such products as molding, architectural doors and store fixtures. The supply of MDF in North America has declined due primarily to lower imports.

Plywood sales volume was 18% higher during the first six months of 2012 compared to the same period in the prior year due primarily to a modest increase in demand and reduced supply. We have experienced a modest improvement in demand from both our industrial (e.g., truck trailers) and commercial (e.g., concrete form) customers. The supply of plywood in North America has declined due to fewer imports from Chile as a result of a large mill fire and the curtailment of several mills in the United States.

Manufactured Products Segment operating income was 8% of its revenues for the first six months of 2012 compared to 6% of its revenues for the first six months of 2011. This increase in operating performance was due primarily to an increase in MDF and plywood sales volume which allowed us to operate our facilities at volume levels that better optimize our production costs. Manufactured Products Segment costs and expenses increased by $16 million, or 12%, to $148 million due primarily to increased sales volumes.

Other Segment. Operating income decreased $2 million to $9 million in the first six months of 2012 due primarily to a payment of $2 million that we received during the first six months of 2011 for the settlement of a dispute that related to certain mineral rights. The $2 million gain is recorded in our Other Segment and reported as Other Operating Income (Expense), net in our Consolidated Statements of Income. See Note 13 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consist of corporate overhead and intercompany profit elimination) decreased operating income by $29 million during the first six months of 2012 and 2011.

Interest Expense, net. Interest expense, net of interest income, decreased $1 million, or 1%, to $69 million in the first six months of 2012.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $1 million for the first six months of 2012 compared to a provision for income taxes of $1 million for the first six months of 2011. This change of $2 million is due primarily to recording a valuation allowance of $3 million in the first six months of 2011. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets for which we do not believe it is more likely than not they will be realized in future periods.

Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At June 30, 2012, we have recorded deferred tax assets of $61 million (net of a $3 million valuation allowance) and deferred tax liabilities of $37 million. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. On March 2, 2012, we entered into a new $700 million revolving line of credit agreement that matures on April 3, 2017 (terminating our previous $600 million revolving line of credit). The interest rate on the line of credit is currently LIBOR plus 1.25%. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. At the same time, we also entered into a $450 million term credit agreement that matures on April 3, 2019. On July 10, 2012, we borrowed the full $450 million under the term loan agreement and repaid the $350 million principal balance for the previous term loan. The effective net interest rate on the $450 million term loan is expected to be LIBOR plus approximately 1%.

At June 30, 2012, we had a cash balance of $260 million and had availability of $247 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2012	2011	Change
Net Cash Provided By Operating Activities	$89	$157	$(68)
Net Cash Used In Investing Activities	(49)	(40)	(9)
Net Cash Used In Financing Activities	(34)	(116)	82
Change in Cash and Cash Equivalents	$6	$1	$5

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2012 was $89 million compared to $157 million for the six months ended June 30, 2011. The decrease of $68 million is due primarily to the acquisition of a timber deed ($98 million), and lower proceeds from the sale of oil and gas exploration rights ($17 million), offset in part by a like-kind exchange working capital variance ($35 million) and higher harvest volumes in our Southern Resources Segment ($18 million).

In January 2012, we purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber which along with future growth, will be harvested over the eight-year term of the deed. The timber deed purchase price has been reflected in the Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

During 2011, we received proceeds of $17 million in connection with the signing of several long-term agreements granting the right to explore for and produce oil and gas on certain of our properties. No such proceeds were received during 2012. During 2011, we deferred the receipt of proceeds of $35 million in connection with a like-kind exchange. No such proceeds were deferred in 2012. See Results of Operations for a discussion regarding higher harvest volumes in our Southern Resources Segment.

Capital Expenditures. Capital expenditures (excluding timberland and mineral acquisitions) for the six months ended June 30, 2012 were $35 million compared to $28 million for the same period in 2011. Planned capital expenditures for 2012 are expected to be approximately $75 million and include approximately $65 million for our timberlands, $3 million for our manufacturing facilities, $3 million for real estate development investments, and $4 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2012 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant.  As of June 30, 2012, we had $526 million of scheduled debt principal payments over the next twelve months. During the first quarter of 2012, we entered into a new term credit agreement (for $450 million) which we used to fund the scheduled repayment of our $350 million term loan in July 2012. We expect to fund the remaining $176 million of scheduled debt principal payments at or near their maturity with new borrowings or a combination of cash and new borrowings. Additionally, we believe that current cash on hand and cash flows from continuing operations will be sufficient for the next twelve months to fund planned capital expenditures, interest payments on our indebtedness and our dividend.

The following table summarizes our sources and uses of cash for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2012	2011	Change
Sources of Cash:
Operations (A)	$171	$161	$10
Changes in Working Capital	(2)	(31)	29
Cash Distributions from Timberland Venture	28	28	—
Cash from Stock Option Exercises	3	9	(6)
Increase Debt Obligations, net	100	12	88
Other Cash Changes, net (B)	(1)	—	(1)
Total Sources of Cash	299	179	120
Uses of Cash:
Returned to Stockholders:
Dividends	(136)	(136)	—
Common Stock Repurchases	(1)	(1)	—
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (C)	(38)	(29)	(9)
Timber Deed Acquired	(98)	—	(98)
Timberlands and Minerals Acquired	(13)	(12)	(1)
Meet Our Pension Obligations:
Pension Contributions	(7)	—	(7)
Total Uses of Cash	(293)	(178)	(115)
Change in Cash and Cash Equivalents	$6	$1	$5

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

(C)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland and Mineral Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities. Expenditures for Real Estate Development were $3 million for the six month period ending June 30, 2012 and $1 million for the six month period ending June 30, 2011.

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

The weighted-average interest rate for the borrowings on the $700 million line of credit was 1.44% as of June 30, 2012. The weighted-average interest rate on the $600 million line of credit was 1.96% as of December 31, 2011. As of June 30, 2012, we had $451 million of borrowings and $2 million of standby letters of credit outstanding; $247 million remained available for borrowing under our line of credit. As of July 2, 2012, $245 million of the borrowings outstanding under our line of credit was repaid.

Term Credit Agreements. We had a $350 million term credit agreement that matured and was repaid in July 2012. The interest rate on the $350 million term credit agreement was 0.62% and 0.65% as of June 30, 2012 and December 31, 2011, respectively. The interest rate was based on LIBOR plus 0.375%.

On March 2, 2012, we entered into a $450 million term credit agreement that matures in April 2019. We borrowed the full $450 million under the term loan agreement on July 10, 2012. The proceeds from the $450 million term loan were used to repay the $350 million principal balance for the previous term loan and repay $100 million of borrowings outstanding under our line of credit. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. In addition, we expect to receive patronage refunds under the term loan agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. We expect that, after giving effect to patronage distributions, the effective net interest rate on the term loan will be LIBOR plus approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of June 30, 2012, the company had $263 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of June 30, 2012, the company had publicly issued and outstanding $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt consists of $575 million aggregate principal amount of 4.70% Public Debt which matures in 2021 and 5.875% Public Debt with an aggregate principal amount of $458 million which matures in 2015. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Senior Notes
Public Debt	$1,030	$1,029
Private Debt	263	263
Total Senior Notes	$1,293	$1,292

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

Debt Covenants. Our Senior Notes, Term Credit Agreements (both the previous $350 million Term Credit Agreement and the new $450 million Term Credit Agreement) and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of June 30, 2012.

Our Line of Credit and Term Credit Agreements (both the previous $350 million Term Credit Agreement and the new $450 million Term Credit Agreement) require that we maintain certain interest coverage and maximum leverage ratios. We have no covenants and restrictions associated with changes in our debt ratings. Furthermore, there are no material covenants associated with our Note Payable to Timberland Venture, and this indebtedness is not considered in computing any of our debt covenants since the debt is an obligation of Plum Creek Timber Company, Inc. and not the Partnership.

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At June 30, 2012, our entire cash balance of $260 million is available to make restricted payments.

As of June 30, 2012, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On August 7, 2012, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on August 31, 2012 to stockholders of record on August 17, 2012. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current period and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of land sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; debt covenant restrictions that may impose limitations on the company's ability to make cash payments; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At June 30, 2012, $175 million was available for share repurchases under the current Board of Directors' authorization.

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

Second Quarter 2012 Compared to Second Quarter 2011

The following table compares Adjusted EBITDA by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2012	2011
Adjusted EBITDA by Segment
Northern Resources	$10	$8	$2
Southern Resources	40	27	13
Real Estate	42	75	(33)
Manufactured Products	12	8	4
Other	4	4	—
Other Costs and Eliminations, net	(13)	(13)	—
Total Adjusted EBITDA	$95	$109	$(14)

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended June 30 (in millions):

	Quarters Ended June 30, 2012 (In Millions)

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$4	$6	$—	$10
Southern Resources	22	18	—	40
Real Estate	29	1	12	42
Manufacturing	9	3	—	12
Other	4	—	—	4
Other Costs and Eliminations	(14)	—	—	(14)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$55	$28	$12	$95

Reconciliation to Net Income(1)
Interest Expense	(34)
(Provision) / Benefit for Income Taxes	—
Equity Earnings from Timberland Venture	15
Net Income	$36

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$83
Interest Expense				34
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				—
Working Capital Changes				(28)
Deferred Revenue from Long-Term Gas Leases				3
Pension Plan Contributions				7
Other				(3)
Adjusted EBITDA				$95

	Quarters Ended June 30, 2011 (In Millions)

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$3	$5	$—	$8
Southern Resources	15	12	—	27
Real Estate	50	1	24	75
Manufacturing	5	3	—	8
Other	4	—	—	4
Other Costs and Eliminations	(14)	1	—	(13)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$63	$22	$24	$109

Reconciliation to Net Income(1)
Interest Expense	(35)
(Provision) / Benefit for Income Taxes	—
Equity Earnings from Timberland Venture	16
Net Income	$44

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$81
Interest Expense				35
Amortization of Debt Costs				—
Provision / (Benefit) for Income Taxes				—
Working Capital Changes				1
Deferred Income Taxes				(1)
Deferred Revenue from Long-Term Gas Leases				(5)
Other				(2)
Adjusted EBITDA				$109

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table compares Adjusted EBITDA by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2012	2011
Adjusted EBITDA by Segment
Northern Resources	$23	$21	$2
Southern Resources	76	58	18
Real Estate	135	132	3
Manufactured Products	20	15	5
Other	9	11	(2)
Other Costs and Eliminations, net	(29)	(28)	(1)
Total Adjusted EBITDA	$234	$209	$25

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the six months ended June 30 (in millions):

	Six Months Ended June 30, 2012 (In Millions)

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$10	$13	$—	$23
Southern Resources	43	33	—	76
Real Estate	59	1	75	135
Manufacturing	13	7	—	20
Other	9	—	—	9
Other Costs and Eliminations	(30)	—	—	(30)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$105	$54	$75	$234

Reconciliation to Net Income(1)
Interest Expense	(69)
(Provision) / Benefit for Income Taxes	1
Equity Earnings from Timberland Venture	28
Net Income	$65

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$89
Interest Expense				69
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				(1)
Working Capital Changes				2
Deferred Income Taxes				1
Distribution from Timberland Venture				(28)
Deferred Revenue from Long-Term Gas Leases				5
Timber Deed Acquired				98
Pension Plan Contributions				7
Other				(6)
Adjusted EBITDA				$234

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

	Six Months Ended June 30, 2011 (In Millions)

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$10	$11	$—	$21
Southern Resources	34	24	—	58
Real Estate	88	1	43	132
Manufacturing	9	6	—	15
Other	11	—	—	11
Other Costs and Eliminations	(30)	1	—	(29)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$123	$43	$43	$209

Reconciliation to Net Income(1)
Interest Expense	(70)
(Provision) / Benefit for Income Taxes	(1)
Equity Earnings from Timberland Venture	30
Net Income	$82

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$157
Interest Expense				70
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				1
Working Capital Changes				31
Deferred Income Taxes				(4)
Deferred Revenue from Long-Term Gas Leases				(12)
Distribution from Timberland Venture				(28)
Other				(5)
Adjusted EBITDA				$209

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

On March 2, 2012, the company entered into a $450 million term credit agreement (which was drawn in July 2012) that matures on April 3, 2019. Also on March 2, 2012, the company terminated its previous $600 million revolving line of credit maturing on January 30, 2015 and entered into a new $700 million revolving line of credit agreement that matures on April 3, 2017. See Note 6 of the Notes to Consolidated Financial Statements.

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

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value(A)
June 30, 2012
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$250	$3	$462	$4	$575	$1,297	$1,386
Average Interest Rate(C)	5.5%	5.4%	5.2%	5.2%	4.7%	4.7%
Related Party Obligations
Principal Due						$783	$783	$942
Interest Rate						7.4%
Variable Rate Debt(D)	$350						$350	$350
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

June 30, 2011
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$46	$3	$250	$3	$462	$579	$1,343	$1,414
Average Interest Rate(C)	5.6%	5.5%	5.4%	5.2%	5.2%	4.7%
Related Party Obligations
Principal Due						$783	$783	$908
Interest Rate						7.4%
Variable Rate Debt		$350					$350	$348

(A)
The fair value of the company's Public Debt is estimated using market quotes; the fair value of the company's Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. See Note 8 of the Notes to Consolidated Financial Statements. The decrease in fair value of our fixed rate debt compared to June 30, 2011 (excluding related party debt) was due primarily to principal repayments of $46 million of Private Debt during the twelve month period, offset in part by lower market interest rates for our Public Debt. The increase in the fair value of our Note Payable to Timberland Venture at June 30, 2012 compared to June 30, 2011 was due primarily to lower market interest rates. In June 2012, the decline in treasury rates exceeded the increase in credit spreads (the difference between corporate debt rates and treasury rates) for debt with similar maturities, resulting in an increase in fair value at June 30, 2012 for both our Public Debt and for our Note Payable to Timberland Venture.

The fair value of our floating rate term loan (variable rate debt) as of June 30, 2012 and June 30, 2011 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of June 30, 2012 and June 30, 2011.

(B)	Excludes unamortized discount of $4 million and $5 million at June 30, 2012 and 2011, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)
As of June 30, 2012, the interest rate for the $350 million term credit agreement was 0.62%. The interest rate on the term credit agreement is based on LIBOR plus 0.375%. This rate can range from LIBOR plus 0.3% to LIBOR plus 1.15%

depending on our debt ratings. This agreement matured July 10, 2012. On July 10, 2012, the company borrowed $450 million under a new term credit agreement and repaid the $350 million principal balance for the previous term credit agreement. The $450 million term credit agreement matures on April 3, 2019. Not included in the above table are borrowings of $451 million under our revolving line of credit. In March 2012, the company terminated its previous $600 million revolving line of credit and entered into a new $700 million revolving line of credit agreement. As of June 30, 2012, the weighted-average interest rate on the $451 million of borrowings was 1.44%. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. As of July 2, 2012, $245 million of the borrowings under our line of credit was repaid.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the second quarter of 2012:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
April 1, 2012 through April 30, 2012	0 shares of common stock	$—	0 shares of common stock	$ 175 million
May 1, 2012 through May 31, 2012	16 shares of common stock	$39.97	0 shares of common stock	$ 175 million
June 1, 2012 through June 30, 2012	0 shares of common stock	$—	0 shares of common stock	$ 175 million
Total	16 shares of common stock	$39.97	0 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At June 30, 2012, the remaining share repurchase authorization was $175 million.

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
DAVID W. LAMBERT
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 7, 2012