Form 10-Q
period 2012-09-30
PLUM CREEK TIMBER CO INC
filed 2012-11-06
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of October 31, 2012 was 161,577,170.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions, Except Per Share Amounts)	2012	2011
REVENUES:
Timber	$168	$154
Real Estate	96	67
Manufacturing	85	67
Other	5	5
Total Revenues	354	293

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	130	119
Real Estate	40	19
Manufacturing	74	62
Other	—	—
Total Cost of Goods Sold	244	200
Selling, General and Administrative	31	24
Total Costs and Expenses	275	224

Other Operating Income (Expense), net	—	—

Operating Income	79	69

Equity Earnings from Timberland Venture	14	14

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	21	20
Interest Expense (Note Payable to Timberland Venture)	14	14
Total Interest Expense, net	35	34

Income before Income Taxes	58	49

Provision (Benefit) for Income Taxes	(1)	(1)

Net Income	$59	$50

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.36	$0.31
Net Income per Share – Diluted	$0.36	$0.31

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	161.5	161.9
– Diluted	161.9	162.2

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions, Except Per Share Amounts)	2012	2011
REVENUES:
Timber	$480	$421
Real Estate	243	208
Manufacturing	246	208
Other	16	15
Total Revenues	985	852

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	374	327
Real Estate	124	68
Manufacturing	217	190
Other	1	1
Total Cost of Goods Sold	716	586
Selling, General and Administrative	86	77
Total Costs and Expenses	802	663

Other Operating Income (Expense), net	1	3

Operating Income	184	192

Equity Earnings from Timberland Venture	42	44

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	61	61
Interest Expense (Note Payable to Timberland Venture)	43	43
Total Interest Expense, net	104	104

Income before Income Taxes	122	132

Provision (Benefit) for Income Taxes	(2)	—

Net Income	$124	$132

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.77	$0.81
Net Income per Share – Diluted	$0.76	$0.81

Dividends Declared – per Common Share Outstanding	$1.26	$1.26

Weighted-Average Number of Shares Outstanding
– Basic	161.5	161.9
– Diluted	161.8	162.2

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2012	2011
NET INCOME	$59	$50

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	—

Other Comprehensive Income (Loss) Before Tax	2	—

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	2	—

Comprehensive Income	$61	$50

	Nine Months Ended September 30,
(In Millions)	2012	2011
NET INCOME	$124	$132

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	3	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	2	2

Other Comprehensive Income (Loss) Before Tax	5	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	5	2

Comprehensive Income	$129	$134

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$320	$254
Accounts Receivable	39	28
Inventories	49	48
Deferred Tax Asset	6	6
Assets Held for Sale	44	103
Other Current Assets	14	15
	472	454

Timber and Timberlands, net	3,423	3,377
Property, Plant and Equipment, net	128	138
Equity Investment in Timberland Venture	187	201
Deferred Tax Asset	18	17
Investment in Grantor Trusts (at Fair Value)	38	36
Other Assets	37	36
Total Assets	$4,303	$4,259

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$176	$352
Line of Credit	351	348
Accounts Payable	29	25
Interest Payable	25	26
Wages Payable	19	20
Taxes Payable	16	9
Deferred Revenue	31	27
Other Current Liabilities	9	8
	656	815

Long-Term Debt	1,567	1,290
Note Payable to Timberland Venture	783	783
Other Liabilities	98	108
Total Liabilities	3,104	2,996

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 161.6 at September 30, 2012 and 161.3 at December 31, 2011	2	2
Additional Paid-In Capital	2,273	2,261
Retained Earnings (Accumulated Deficit)	(108)	(28)
Treasury Stock, at Cost, Common Shares – 26.9 at September 30, 2012 and 26.9 at December 31, 2011	(938)	(937)
Accumulated Other Comprehensive Income (Loss)	(30)	(35)
Total Stockholders’ Equity	1,199	1,263
Total Liabilities and Stockholders’ Equity	$4,303	$4,259

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$124	$132
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	87	70
Basis of Real Estate Sold	111	57
Equity Earnings from Timberland Venture	(42)	(44)
Distributions from Timberland Venture	56	56
Deferred Income Taxes	(1)	2
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(6)	14
Timber Deed Acquired	(98)	—
Pension Plan Contributions	(10)	(3)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	—
Other Working Capital Changes	5	—
Other	11	10
Net Cash Provided By Operating Activities	237	294

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(52)	(43)
Timberlands and Minerals Acquired	(18)	(88)
Other	(1)	—
Net Cash Used In Investing Activities	(71)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(204)	(204)
Borrowings on Line of Credit	1,712	1,097
Repayments on Line of Credit	(1,709)	(961)
Proceeds from Issuance of Long-Term Debt	450	—
Debt Issuance Costs	(3)	—
Principal Payments and Retirement of Long-Term Debt	(350)	(49)
Proceeds from Stock Option Exercises	5	9
Acquisition of Treasury Stock	(1)	(16)
Net Cash Used In Financing Activities	(100)	(124)

Increase (Decrease) In Cash and Cash Equivalents	66	39
Cash and Cash Equivalents:
Beginning of Period	254	252

End of Period	$320	$291

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At September 30, 2012, the company owned and managed approximately 6.4 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been indefinitely curtailed). Included in the 6.4 million acres are about 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Accounting for Unconsolidated Real Estate Joint Venture Arrangements. Under the terms of our current joint venture arrangement, the company received proceeds in connection with the sale of our land to the joint venture and will receive additional contingent consideration (i.e., joint venture earnings) as parcels of land are sold by the joint venture to unrelated third parties. Real estate revenue is recognized under the cost recovery method in connection with the sale of land to a joint venture. Under the cost recovery method, no profit is recognized until cash received from the buyer exceeds the book basis in the property sold. Proceeds in connection with the sale of land to the joint venture are recognized as Real Estate Revenue.

Joint venture earnings from the unconsolidated joint venture will be recognized under the equity method of accounting as a result of parcel sales by the joint venture to unrelated third parties. When they occur, joint venture earnings will be recognized as Equity Earnings from Real Estate Joint Ventures in our Consolidated Statements of Income.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2012	2011
Net Income Available to Common Stockholders	$59	$50
Denominator for Basic Earnings per Share	161.5	161.9
Effect of Dilutive Securities – Stock Options	0.3	0.2
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	161.9	162.2
Per Share Amounts:
Net Income Per Share – Basic	$0.36	$0.31
Net Income Per Share – Diluted	$0.36	$0.31

	Nine Months Ended September 30,
	2012	2011
Net Income Available to Common Stockholders	$124	$132
Denominator for Basic Earnings per Share	161.5	161.9
Effect of Dilutive Securities – Stock Options	0.3	0.3
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	—	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	161.8	162.2
Per Share Amounts:
Net Income Per Share - Basic	$0.77	$0.81
Net Income Per Share - Diluted	$0.76	$0.81

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

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly and nine-month periods ended September 30 (shares in millions):

	Quarter Ended September 30,
	2012	2011
Number of Options	1.1	2.0
Range of Exercise Prices	$41.55 to $43.23	$35.22 to $43.23
Expiration on or before	February 2021	February 2021

	Nine Months Ended September 30,
	2012	2011
Number of Options	1.1	1.3
Range of Exercise Prices	$41.55 to $43.23	$35.22 to $43.23
Expiration on or before	February 2021	February 2021

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Raw Materials (primarily logs)	$8	$10
Work-In-Process	2	1
Finished Goods	26	24
	36	35
Supplies	13	13
Total	$49	$48

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Timber and Logging Roads, net	$2,198	$2,232
Timber Deed, net	96	5
Timberlands	1,129	1,140
Timber and Timberlands, net	$3,423	$3,377

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

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Land, Buildings and Improvements	$86	$86
Machinery and Equipment	317	315
	403	401
Accumulated Depreciation	(275)	(263)
Property, Plant and Equipment, net	$128	$138

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

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company's manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the company's higher and better use timberlands. Plum Creek's wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

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

The company's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has indicated that it is considering whether to propose an adjustment to the company's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture.

If the IRS were to take this position and if it were upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, the company could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. The company expects that as much as 80% of any such distribution could be made with the company's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. The company would also pay interest and penalties, if applicable. The IRS continues to review the transaction, and there is a reasonable prospect that the IRS audit could close without any adjustment.

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter and do not believe it is reasonably possible any material accrual will be made within the next year. We are confident in our position and believe that any proposed re-characterization of the Timberland Venture formation transaction by the IRS would ultimately be unsuccessful. We would intend to vigorously contest any re-characterization the IRS may assert.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Borrowings

Debt consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Variable Rate Debt
Term Credit Agreement (A)	$450	$—
Term Credit Agreement (B)	—	350
Revolving Line of Credit (C)	351	348
Fixed Rate Debt
Senior Notes	1,293	1,292
Note Payable to Timberland Venture	783	783
Total Debt	2,877	2,773
Less:
Current Portion of Long-Term Debt	176	352
Line of Credit	351	348
Long-Term Portion	$2,350	$2,073

(A)
On July 10, 2012, the company borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement. The interest rate on the $450 million term credit agreement was 1.73% as of September 30, 2012. The $450 million term credit agreement matures on April 3, 2019. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. In addition, the company expects to receive patronage refunds under the term loan agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. The company expects that, after giving effect to patronage distributions, the effective net interest rate on the term loan will be LIBOR plus approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit.

(B)	The interest rate on the $350 million term credit agreement was 0.65% as of December 31, 2011. This borrowing matured and was repaid on July 10, 2012.

(C)
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

The weighted-average interest rate for the borrowings on the $700 million line of credit was 1.43% as of September 30, 2012. The weighted-average interest rate on the previous $600 million line of credit was 1.96% as of December 31, 2011. As of September 30, 2012, we had $351 million of borrowings and $2 million of standby letters of credit outstanding; $347 million remained available for borrowing under our $700 million line of credit. As of October 1, 2012, $313 million of the borrowings under our line of credit was repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2012 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2012	161.3	$2	$2,261	$(28)	$(937)	$(35)	$1,263
Net Income				29			29
Other Comprehensive Income (Loss)						3	3
Dividends				(68)			(68)
Stock Option Exercises	0.1	—	3				3
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			2				2
Common Stock Repurchased	—	—			(1)		(1)
March 31, 2012	161.5	$2	$2,266	$(67)	$(938)	$(32)	$1,231
Net Income				36			36
Other Comprehensive Income (Loss)						—	—
Dividends				(68)			(68)
Share-based Compensation			3				3
June 30, 2012	161.5	$2	$2,269	$(99)	$(938)	$(32)	$1,202
Net Income				59			59
Other Comprehensive Income (Loss)						2	2
Dividends				(68)			(68)
Stock Option Exercises	0.1	—	2				2
Share-based Compensation			2				2
September 30, 2012	161.6	$2	$2,273	$(108)	$(938)	$(30)	$1,199

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

	Balance at September 30, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$318	$318
Available-for-Sale Securities (B)	33	33
Trading Securities (B)	5	5
Total	$356	$356

	Balance at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$253	$253
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$289	$289

(A)
Consists of several money market funds and is included in the $320 million and $254 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011. At September 30, 2012, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 20% in international equities and 35% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both September 30, 2012 and December 31, 2011. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below is the carrying amount and fair value of the company's debt (estimated using the discounted cash flows method) at September 30, 2012, along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,030	$—	$1,116	$—	$1,116
Private Debt (B)	263	—	272	—	272
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	351	—	351	—	351
Note Payable to Timberland Venture (E)	783	—	—	957	957
Total Debt	$2,877	$—	$2,189	$957	$3,146

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month periods ended September 30, 2012 and 2011.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2012	2011
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	—
Total Pension Cost	$3	$2

	Nine Months Ended September 30,
	2012	2011
Service Cost	$6	$6
Interest Cost	6	6
Expected Return on Plan Assets	(6)	(6)
Recognized Actuarial Loss	3	—
Total Pension Cost	$9	$6

It is the company’s policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan were discontinued) over a market cycle (generally 3 to 5 years). During the first nine months of 2012, the company contributed $10 million to its qualified pension plan. Depending on asset returns and interest rates, the company may contribute up to an additional $5 million to the qualified plans during the fourth quarter of 2012. The company expects to contribute between $0 and $2 million to its grantor trust associated with its non-qualified pension plans during 2012.

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

The carrying amount of the investment is $187 million at September 30, 2012 and $201 million at December 31, 2011, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $187 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 13. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $42 million for the nine-month period ending September 30, 2012, and were $44 million for the nine-month period ending September 30, 2011. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $6 million and $5 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $43 million for each of the nine-month periods ended September 30, 2012 and 2011. The table below presents summarized income statement information for the Timberland Venture for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2012	2011
Revenues	$10	$10
Cost of Goods Sold (A)	11	11
Selling, General and Administrative Expenses	6	3
Operating Income (Loss)	(7)	(4)
Interest Income, net	43	43
Net Income before Allocation to Preferred and Common Interests	$36	$39

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $10 million for each of the nine-month periods ended September 30, 2012 and 2011.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (B)

Quarter Ended September 30, 2012
External Revenues	$58	$110	$96	$85	$5	$354
Intersegment Revenues	7	—	—	—	—	7
Depreciation, Depletion and Amortization	7	19	—	4	—	30
Basis of Real Estate Sold	—	—	36	—	—	36
Operating Income	5	23	54	9	5	96

Quarter Ended September 30, 2011
External Revenues	$61	$93	$67	$67	$5	$293
Intersegment Revenues	7	—	—	—	—	7
Depreciation, Depletion and Amortization	7	14	—	4	—	25
Basis of Real Estate Sold	—	—	14	—	—	14
Operating Income	7	21	46	3	5	82

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (A)	Total (B)

Nine Months Ended September 30, 2012
External Revenues	$168	$312	$243	$246	$16	$985
Intersegment Revenues	17	—	—	—	—	17
Depreciation, Depletion and Amortization	20	52	1	11	—	84
Basis of Real Estate Sold	—	—	111	—	—	111
Other Operating Gain	—	—	—	—	—	—
Operating Income	15	66	113	22	14	230

Nine Months Ended September 30, 2011
External Revenues	$155	$266	$208	$208	$15	$852
Intersegment Revenues	12	—	—	—	—	12
Depreciation, Depletion and Amortization	19	37	1	10	—	67
Basis of Real Estate Sold	—	—	57	—	—	57
Other Operating Gain	—	—	—	—	2	2
Operating Income	17	55	134	12	16	234

(A)
During the first quarter of 2011, the company received a payment of $2 million for the settlement of a dispute related to certain mineral rights. For the nine months ended September 30, 2011, the $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended September 30, 2012 and September 30, 2011; and $3 million for each of the nine-month periods ended September 30, 2012 and September 30, 2011.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2012	2011
Total Segment Operating Income	$96	$82
Corporate and Other Unallocated Expenses	(17)	(13)
Other Unallocated Operating Income (Expense), net	—	—
Operating Income	79	69
Equity Earnings from Timberland Venture	14	14
Total Interest Expense, net	(35)	(34)
Income before Income Taxes	$58	$49

	Nine Months Ended September 30,
	2012	2011
Total Segment Operating Income	$230	$234
Corporate and Other Unallocated Expenses	(47)	(43)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	184	192
Equity Earnings from Timberland Venture	42	44
Total Interest Expense, net	(104)	(104)
Income before Income Taxes	$122	$132

Note 15. Subsequent Events
Quarterly Dividend. On November 6, 2012, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on November 30, 2012 to stockholders of record on November 16, 2012.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of September 30, 2012, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,033 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2012	2011
REVENUES:
Timber	$168	$154
Real Estate	96	67
Manufacturing	85	67
Other	5	5
Total Revenues	354	293

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	130	119
Real Estate	40	19
Manufacturing	74	62
Other	—	—
Total Cost of Goods Sold	244	200
Selling, General and Administrative	31	24
Total Costs and Expenses	275	224

Other Operating Income (Expense), net	—	—

Operating Income	79	69

Equity Earnings from Timberland Venture	14	14

Interest Expense, net	21	20

Income before Income Taxes	72	63

Provision (Benefit) for Income Taxes	(1)	(1)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	73	64
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)
Net Income Available to Common Interest Partners	$59	$50

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2012	2011
REVENUES:
Timber	$480	$421
Real Estate	243	208
Manufacturing	246	208
Other	16	15
Total Revenues	985	852

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	374	327
Real Estate	124	68
Manufacturing	217	190
Other	1	1
Total Cost of Goods Sold	716	586
Selling, General and Administrative	86	77
Total Costs and Expenses	802	663

Other Operating Income (Expense), net	1	3

Operating Income	184	192

Equity Earnings from Timberland Venture	42	44

Interest Expense, net	61	61

Income before Income Taxes	165	175

Provision (Benefit) for Income Taxes	(2)	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	167	175
Net Income Allocable to Series T-1 Preferred Interest	(43)	(43)
Net Income Available to Common Interest Partners	$124	$132

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2012	2011
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$73	$64

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	—

Other Comprehensive Income (Loss) Before Tax	2	—

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	2	—

Comprehensive Income	$75	$64

	Nine Months Ended September 30,
(In Millions)	2012	2011
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$167	$175

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	3	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	2	2

Other Comprehensive Income (Loss) Before Tax	5	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	5	2

Comprehensive Income	$172	$177

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$320	$254
Accounts Receivable	39	28
Inventories	49	48
Deferred Tax Asset	6	6
Assets Held for Sale	44	103
Other Current Assets	14	15
	472	454

Timber and Timberlands, net	3,423	3,377
Property, Plant and Equipment, net	128	138
Equity Investment in Timberland Venture	187	201
Deferred Tax Asset	18	17
Investment in Grantor Trusts ($38 and $36 at Fair Value in 2012 and 2011)	39	37
Other Assets	37	36
Total Assets	$4,304	$4,260

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$176	$352
Line of Credit	351	348
Accounts Payable	29	25
Interest Payable	18	19
Wages Payable	19	20
Taxes Payable	16	9
Deferred Revenue	31	27
Other Current Liabilities	9	8
	649	808

Long-Term Debt	1,567	1,290
Other Liabilities	99	109
Total Liabilities	2,315	2,207

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,199	1,263
Total Partnership Capital	1,989	2,053
Total Liabilities and Partnership Capital	$4,304	$4,260

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$167	$175
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	87	70
Basis of Real Estate Sold	111	57
Equity Earnings from Timberland Venture	(42)	(44)
Distributions from Timberland Venture	56	56
Deferred Income Taxes	(1)	2
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(6)	14
Timber Deed Acquired	(98)	—
Pension Plan Contributions	(10)	(3)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	—
Other Working Capital Changes	5	—
Other	11	10
Net Cash Provided By Operating Activities	280	337

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(52)	(43)
Timberlands and Minerals Acquired	(18)	(88)
Other	(1)	—
Net Cash Used In Investing Activities	(71)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(200)	(211)
Cash Distributions for Series T-1 Preferred Interest	(43)	(43)
Borrowings on Line of Credit	1,712	1,097
Repayments on Line of Credit	(1,709)	(961)
Proceeds from Issuance of Long-Term Debt	450	—
Debt Issuance Costs	(3)	—
Principal Payments and Retirement of Long-Term Debt	(350)	(49)
Net Cash Used In Financing Activities	(143)	(167)

Increase (Decrease) In Cash and Cash Equivalents	66	39
Cash and Cash Equivalents:
Beginning of Period	254	252

End of Period	$320	$291

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

At September 30, 2012, the Operating Partnership owned and managed approximately 6.4 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States (2 of which have been indefinitely curtailed). Included in the 6.4 million acres are about 900,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 900,000 acres of higher value timberlands are approximately 700,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 100,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Accounting for Unconsolidated Real Estate Joint Venture Arrangements. Under the terms of our current joint venture arrangement, the Operating Partnership received proceeds in connection with the sale of our land to the joint venture and will receive additional contingent consideration (i.e., joint venture earnings) as parcels of land are sold by the joint venture to unrelated third parties. Real estate revenue is recognized under the cost recovery method in connection with the sale of land to a joint venture. Under the cost recovery method, no profit is recognized until cash received from the buyer exceeds the book basis in the property sold. Proceeds in connection with the sale of land to the joint venture are recognized as Real Estate Revenue.

Joint venture earnings from the unconsolidated joint venture will be recognized under the equity method of accounting as a result of parcel sales by the joint venture to unrelated third parties. When they occur, joint venture earnings will be recognized as Equity Earnings from Real Estate Joint Ventures in our Consolidated Statements of Income.

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

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Raw Materials (primarily logs)	$8	$10
Work-In-Process	2	1
Finished Goods	26	24
	36	35
Supplies	13	13
Total	$49	$48

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Timber and Logging Roads, net	$2,198	$2,232
Timber Deed, net	96	5
Timberlands	1,129	1,140
Timber and Timberlands, net	$3,423	$3,377

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Land, Buildings and Improvements	$86	$86
Machinery and Equipment	317	315
	403	401
Accumulated Depreciation	(275)	(263)
Property, Plant and Equipment, net	$128	$138

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

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company's manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the company's higher and better use timberlands. Plum Creek's wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

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

Plum Creek's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has indicated that it is considering whether to propose an adjustment to Plum Creek's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to Plum Creek at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture.

If the IRS were to take this position and if it were upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, Plum Creek could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. Plum Creek expects that as much as 80% of any such distribution could be made with Plum Creek's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. Plum Creek would also pay interest and penalties, if applicable. The IRS continues to review the transaction, and there is a reasonable prospect that the IRS audit could close without any adjustment.

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter and do not believe it is reasonably possible any material accrual will be made within the next year. We are confident in our position and believe that any proposed re-characterization of the Timberland Venture formation transaction by the IRS would ultimately be unsuccessful. We would intend to vigorously contest any re-characterization the IRS may assert.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Variable Rate Debt
Term Credit Agreement (A)	$450	$—
Term Credit Agreement (B)	—	350
Revolving Line of Credit (C)	351	348
Fixed Rate Debt
Senior Notes	1,293	1,292
Total Debt	2,094	1,990
Less:
Current Portion of Long-Term Debt	176	352
Line of Credit	351	348
Long-Term Portion	$1,567	$1,290

(A)
On July 10, 2012, the Operating Partnership borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement. The interest rate on the $450 million term credit agreement was 1.73% as of September 30, 2012. The $450 million term credit agreement matures on April 3, 2019. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. In addition, the Operating Partnership expects to receive patronage refunds under the term loan agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. The Operating Partnership expects that, after giving effect to patronage distributions, the effective net interest rate on the term loan will be LIBOR plus approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit.

(B)	The interest rate on the $350 million term credit agreement was 0.65% as of December 31, 2011. This borrowing matured and was repaid on July 10, 2012.

(C)
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

The weighted-average interest rate for the borrowings on the $700 million line of credit was 1.43% as of September 30, 2012. The weighted-average interest rate on the previous $600 million line of credit was 1.96% as of December 31, 2011. As of September 30, 2012, we had $351 million of borrowings and $2 million of standby letters of credit outstanding; $347 million remained available for borrowing under our $700 million line of credit. As of October 1, 2012, $313 million of the borrowings under our line of credit was repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2012 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2012	$790	$1,298	$(35)	$2,053
Net Income before Allocation to Series T-1 Preferred Interest and Partners		43		43
Other Comprehensive Income (Loss)			3	3
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(66)		(66)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2
March 31, 2012	$790	$1,263	$(32)	$2,021
Net Income before Allocation to Series T-1 Preferred Interest and Partners		51		51
Other Comprehensive Income (Loss)			—	—
Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(68)		(68)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		3		3
June 30, 2012	$790	$1,234	$(32)	$1,992
Net Income before Allocation to Series T-1 Preferred Interest and Partners		73		73
Other Comprehensive Income (Loss)			2	2
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(66)		(66)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2
September 30, 2012	$790	$1,229	$(30)	$1,989

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

	Balance at September 30, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$318	$318
Available-for-Sale Securities (B)	33	33
Trading Securities (B)	5	5
Total	$356	$356

	Balance at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$253	$253
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$289	$289

(A)
Consists of several money market funds and is included in the $320 million and $254 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011. At September 30, 2012, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 20% in international equities and 35% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both September 30, 2012 and December 31, 2011. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below is the carrying amount fair value of the Operating Partnership's debt (estimated using the discounted cash flow method) at September 30, 2012, along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,030	$—	$1,116	$—	$1,116
Private Debt (B)	263	—	272	—	272
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	351	—	351	—	351
Total Debt	$2,094	$—	$2,189	$—	$2,189

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using market quotes for the Operating Partnership's public bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month periods ended September 30, 2012 and 2011.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2012	2011
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	—
Total Pension Cost	$3	$2

	Nine Months Ended September 30,
	2012	2011
Service Cost	$6	$6
Interest Cost	6	6
Expected Return on Plan Assets	(6)	(6)
Recognized Actuarial Loss	3	—
Total Pension Cost	$9	$6

It is the Operating Partnership's policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan were discontinued) over a market cycle (generally 3 to 5 years). During the first nine months of 2012, the Operating Partnership contributed $10 million to its qualified pension plan. Depending on asset returns and interest rates, the Operating Partnership may contribute up to an additional $5 million to the qualified plans during the fourth quarter of 2012. The Operating Partnership expects to contribute between $0 and $2 million to its grantor trust associated with its non-qualified pension plans during 2012.

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

The carrying amount of the investment is $187 million at September 30, 2012 and $201 million at December 31, 2011, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $187 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $42 million for the nine-month period ending September 30, 2012, and were $44 million for the nine-month period ending September 30, 2011. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $6 million and $5 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The table below presents summarized income statement information for the Timberland Venture for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2012	2011
Revenues	$10	$10
Cost of Goods Sold (A)	11	11
Selling, General and Administrative Expenses	6	3
Operating Income (Loss)	(7)	(4)
Interest Income, net	43	43
Net Income before Allocation to Preferred and Common Interests	$36	$39

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $10 million for each of the nine-month periods ended September 30, 2012 and 2011.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (B)

Quarter Ended September 30, 2012
External Revenues	$58	$110	$96	$85	$5	$354
Intersegment Revenues	7	—	—	—	—	7
Depreciation, Depletion and Amortization	7	19	—	4	—	30
Basis of Real Estate Sold	—	—	36	—	—	36
Operating Income	5	23	54	9	5	96

Quarter Ended September 30, 2011
External Revenues	$61	$93	$67	$67	$5	$293
Intersegment Revenues	7	—	—	—	—	7
Depreciation, Depletion and Amortization	7	14	—	4	—	25
Basis of Real Estate Sold	—	—	14	—	—	14
Operating Income	7	21	46	3	5	82

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other (A)	Total (B)

Nine Months Ended September 30, 2012
External Revenues	$168	$312	$243	$246	$16	$985
Intersegment Revenues	17	—	—	—	—	17
Depreciation, Depletion and Amortization	20	52	1	11	—	84
Basis of Real Estate Sold	—	—	111	—	—	111
Other Operating Gain	—	—	—	—	—	—
Operating Income	15	66	113	22	14	230

Nine Months Ended September 30, 2011
External Revenues	$155	$266	$208	$208	$15	$852
Intersegment Revenues	12	—	—	—	—	12
Depreciation, Depletion and Amortization	19	37	1	10	—	67
Basis of Real Estate Sold	—	—	57	—	—	57
Other Operating Gain	—	—	—	—	2	2
Operating Income	17	55	134	12	16	234

(A)
During the first quarter of 2011, the Operating Partnership received a payment of $2 million for the settlement of a dispute related to certain mineral rights. For the nine months ended September 30, 2011, the $2 million payment is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended September 30, 2012 and September 30, 2011; and $3 million for each of the nine-month periods ended September 30, 2012 and September 30, 2011.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2012	2011
Total Segment Operating Income	$96	$82
Corporate and Other Unallocated Expenses	(17)	(13)
Other Unallocated Operating Income (Expense), net	—	—
Operating Income	79	69
Equity Earnings from Timberland Venture	14	14
Interest Expense, net	(21)	(20)
Income before Income Taxes	$72	$63

	Nine Months Ended September 30,
	2012	2011
Total Segment Operating Income	$230	$234
Corporate and Other Unallocated Expenses	(47)	(43)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	184	192
Equity Earnings from Timberland Venture	42	44
Interest Expense, net	(61)	(61)
Income before Income Taxes	$165	$175

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Third Quarter 2012 Compared to Third Quarter 2011

The following tables and narrative compare operating results by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2012	2011
Operating Income by Segment
Northern Resources	$5	$7	$(2)
Southern Resources	23	21	2
Real Estate	54	46	8
Manufactured Products	9	3	6
Other	5	5	—
Total Segment Operating Income	96	82	14
Other Costs and Eliminations	(17)	(13)	(4)
Other Unallocated Operating Income (Expense), net	—	—	—
Operating Income	$79	$69	$10

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2012		Quarter Ended September 30, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.679	$69	0.661	$71
Pulpwood ($/Ton Delivered)	0.441	$42	0.500	$42
Total	1.120		1.161

Revenues decreased by $3 million, or 4%, to $65 million in the third quarter of 2012 compared to the third quarter of 2011. This decrease was due primarily to lower pulpwood harvest volumes ($2 million) and lower sawlog prices ($1 million).

Pulpwood harvest volumes were 12% lower in the third quarter of 2012 compared to the third quarter of 2011 due primarily to the timing of harvesting activities due to weather and the reduced demand for export chips on the west coast. Pulpwood harvest volumes for all of 2012 are expected to decrease slightly compared to the 1.7 million tons harvested in 2011.

Sawlog prices decreased 2% in the third quarter of 2012 compared to the third quarter of 2011 due primarily to weaker export markets in the Pacific Northwest as a result of lower demand from China. Sawlog harvest volumes during the third quarter of 2012 were comparable to the third quarter of the prior year. However, sawlog harvest volumes for all of 2012 are expected to increase by approximately 10% over the 2.3 million tons harvested during 2011 due to restoring sawlog harvest volumes to normal levels mid-way through 2011.

Northern Resources Segment operating income was 8% of its revenues for the third quarter of 2012 and 10% of its revenues for the third quarter of 2011. Segment costs and expenses decreased by $1 million, or 2%, to $60 million for the third quarter of 2012 due primarily to lower harvest volumes.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2012		Quarter Ended September 30, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.533	$20	1.289	$20
Pulpwood ($/Ton Stumpage)	2.151	$10	1.833	$9
Total	3.684		3.122

Revenues increased by $17 million, or 18%, to $110 million in the third quarter of 2012 compared to the third quarter of 2011. This increase was due primarily to higher sawlog harvest volumes ($8 million), higher pulpwood harvest volumes ($6 million) and higher pulpwood prices ($2 million).

Sawlog harvest volumes were 19% higher during the third quarter of 2012 compared to the third quarter of 2011. This increase is due primarily to harvesting volume from a recently acquired timber deed and the harvesting of previously deferred sawlog volume. In January 2012, we purchased a timber deed containing approximately 4.7 million tons of standing timber which along with future growth, will be harvested over the next eight years. Sawlog harvest volumes for all of 2012 are expected to increase by approximately 15% over the 5.0 million tons harvested in 2011 as a result of harvesting 0.5 million tons of sawlogs from the timber deed and the harvesting of previously deferred volume.

Pulpwood harvest volumes were 17% higher during the third quarter of 2012 compared to the third quarter of 2011. This increase was due primarily to accelerating harvesting in the third quarter from volume later in the year as a result of relatively favorable pulpwood prices and demand, and a sustained increase in growth rates. Pulpwood harvest volumes for all of 2012 are expected to increase by approximately 12% over the 6.8 million tons harvested in 2011. The increase in pulpwood volumes is due primarily to a sustained increase in growth rates which are yielding higher pulpwood volumes in connection with the thinning of timber stands and pulpwood volumes associated with the timber deed acquired earlier in the year (0.2 million tons).

Southern Resources Segment operating income was 21% of its revenues for the third quarter of 2012 and 23% of its revenues for the third quarter of 2011 due primarily to higher depletion expense. Segment costs and expenses increased by $15 million, or 21%, to $87 million due primarily to higher harvest volumes and a higher depletion rate per ton. On a per ton basis, depletion expense increased 22% ($3 million) for the third quarter of 2012 as a result of the higher depletion rate associated with the recently acquired timber deed.

Real Estate Segment.

	Quarter Ended September 30, 2012			Quarter Ended September 30, 2011
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	5,750	$8	$1,455	11,525	$14	$1,230
Large Non-Strategic	99,800	67	675	—	—	—
Conservation	5,400	5	905	370	—	1,270
Higher and Better Use / Recreational	5,410	11	2,100	24,500	48	1,950
Development Properties	—	—	—	20	—	6,405
Conservation Easements	n/a	—	—	n/a	5	460
Total	116,360	$91		36,415	$67

Proceeds from Real Estate Joint Venture		$5			$—

Revenues increased by $29 million, or 43%, to $96 million in the third quarter of 2012 compared to the third quarter of 2011. This increase is due primarily to a large non-strategic sale in Wisconsin ($67 million), offset in part by a decrease in the number of acres of higher and better use / recreational properties sold ($37 million).

Revenue from the sale of large non-strategic timberlands was $67 million during the third quarter of 2012. As a result of the continued weak demand for small parcels of rural real estate in many locations, the company is taking advantage of the favorable demand for large timberland parcels.

Revenues from higher and better use / recreational properties decreased due primarily to selling approximately 19,000 fewer acres. Most of the reduction in acreage sold is the result of selling a large parcel of approximately 16,400 acres for approximately $30 million during the third quarter of 2011. Demand for higher and better use / recreational properties (especially higher value properties) remains weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing. Additionally, many high net-worth buyers of larger higher and better use / recreational parcels are waiting for indicators of recovery in the rural real estate market.

During the third quarter of 2012, we received approximately $5 million of proceeds from the final payment in connection with the sale of our land to a joint venture. An initial $2 million payment from the joint venture was received in 2007. If the joint venture reaches certain sales targets from sales to third parties we will receive additional payments from the joint venture. See Note 1 of the Notes to Consolidated Financial Statements.

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

Real Estate Segment operating income was 56% of its third quarter revenues for 2012 compared to 69% for 2011. This decrease was due primarily to selling fewer higher and better use / recreational properties during the third quarter of 2012 compared to the same period in the prior year. Real Estate Segment costs and expenses increased by $21 million to $42 million in the third quarter of 2012 due primarily to selling more acres during 2012.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2012		Quarter Ended September 30, 2011
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	27,645 MBF	$525	29,979 MBF	$493
Plywood	48,984 MSF	$432	41,632 MSF	$382
MDF	54,992 MSF	$636	38,485 MSF	$607

(A)	Represents product prices at the mill level.

Revenues increased by $18 million, or 27%, to $85 million in the third quarter of 2012 compared to the third quarter of 2011. This increase in revenues was due primarily to higher MDF sales volume ($11 million), higher plywood prices ($3 million), higher plywood sales volume ($2 million), and higher MDF prices ($2 million).

MDF sales volume was 43% higher during the third quarter of 2012 compared to the third quarter of 2011 due primarily to a modest increase in demand and reduced supply. MDF demand increased due primarily to replacement purchases by many of our industrial customers for such products as molding, architectural doors and store fixtures. The supply of MDF in North America has declined due primarily to lower imports and curtailed production at high cost domestic mills. The lower imports are primarily the result of foreign manufacturers targeting their production to more attractive global markets. Additionally, the reduced supply has allowed for modest MDF price increases during 2012. MDF average prices were 5% higher during the third quarter of 2012 compared to the same period in the prior year.

Plywood sales volume was 18% higher during the third quarter of 2012 compared to the same period in the prior year due primarily to a modest increase in demand and reduced supply. We have experienced improvement in demand from both our industrial (e.g., truck trailers) and commercial (e.g., concrete form) customers. The supply of plywood in North America has declined due primarily to a combination of domestic mill curtailments and many currently operating plywood plants not adding shifts to increase production. The reduced supply has allowed for plywood price increases during 2012 and, as a result, average prices were 13% higher during the third quarter of 2012 compared to the same period in the prior year.

Manufactured Products Segment operating income was 11% of its revenues for the third quarter of 2012 compared to 4% of its revenues for the third quarter of 2011. This increase in operating performance was due primarily to higher product prices along with an increase in MDF and plywood sales volume which allowed us to operate our facilities at volume levels that better optimize our production costs. Manufactured Products Segment costs and expenses increased by $12 million, or 19%, to $76 million due primarily to increased sales volumes.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $17 million during the third quarter of 2012 and by $13 million during the third quarter of 2011. The increase of $4 million was due primarily to higher compensation costs ($2 million), which included an increase in expense for our performance-based incentive programs, and higher share-based compensation costs ($1 million). The increase in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Interest Expense, net. Interest expense, net of interest income, increased $1 million, or 3%, to $35 million in the third quarter of 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following tables and narrative compare operating results by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2012	2011
Operating Income by Segment
Northern Resources	$15	$17	$(2)
Southern Resources	66	55	11
Real Estate	113	134	(21)
Manufactured Products	22	12	10
Other	14	16	(2)
Total Segment Operating Income	230	234	(4)
Other Costs and Eliminations	(47)	(43)	(4)
Other Unallocated Operating Income (Expense), net	1	1	—
Operating Income	$184	$192	$(8)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.967	$69	1.638	$70
Pulpwood ($/Ton Delivered)	1.209	$42	1.222	$41
Total	3.176		2.860

Revenues increased by $18 million, or 11%, to $185 million in the first nine months of 2012 compared to the first nine months of 2011. This increase was due primarily to higher sawlog harvest volumes ($22 million), partially offset by lower sawlog prices ($2 million) and lower pulpwood volumes ($1 million).

Sawlog harvest volumes were 20% higher in the first nine months of 2012 compared to the first nine months of 2011 due primarily to restoring sawlog harvest volumes to normal levels during the second half of 2011. As a result, sawlog harvest volumes for all of 2012 are expected to increase by approximately 10% over the 2.3 million tons harvested in 2011. Sawlog prices decreased 2% in the first nine months of 2012 compared to the first nine months of 2011 due primarily to weaker export markets in the Pacific Northwest as a result of lower demand from China. Pulpwood harvest volumes for all of 2012 are expected to decrease slightly compared to the 1.7 million tons harvested in 2011.

Northern Resources Segment operating income was 8% of its revenues for the first nine months of 2012 and 10% for the first nine months of 2011 due primarily to higher log and haul costs and lower sawlog prices. Segment costs and expenses increased by $20 million, or 13%, to $170 million for the first nine months of 2012 due primarily to higher harvest volumes and an increase in the log and haul rate per ton. On a per ton basis, log and haul costs increased 7% ($7 million) for the first nine months of 2012 due to a combination of harvesting stands that require more expensive logging methods, an upward rate adjustment to cover the logger's higher operating costs (primarily equipment and labor) and higher diesel prices.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	4.406	$20	3.701	$19
Pulpwood ($/Ton Stumpage)	5.926	$10	4.919	$9
Total	10.332		8.620

Revenues increased by $46 million, or 17%, to $312 million during the first nine months of 2012 compared to the first nine months of 2011 due primarily to higher sawlog volumes ($25 million), higher pulpwood volumes ($18 million) and higher pulpwood prices ($3 million).

Sawlog harvest volumes were 19% higher during the first nine months of 2012 compared to the first nine months of 2011. This increase is due primarily to harvesting volume from a recently acquired timber deed and the harvesting of previously deferred sawlog volume. In January 2012, we purchased a timber deed containing approximately 4.7 million tons of standing timber which along with future growth, will be harvested over the next eight years. Sawlog harvest volumes for all of 2012 are expected to increase by approximately 15% over the 5.0 million tons harvested in 2011 as a result of harvesting 0.5 million tons of sawlogs from the timber deed and the harvesting of previously deferred volume.

Pulpwood harvest volumes were 21% higher during the first nine months of 2012 compared to the first nine months of 2011. This increase was due primarily to accelerating harvesting earlier in the year from volume later in the year as a result of relatively favorable pulpwood prices and demand, and a sustained increase in growth rates. Pulpwood harvest volumes for all of 2012 are expected to increase by approximately 12% over the 6.8 million tons harvested in 2011. The increase in pulpwood volumes is due primarily to a sustained increase in growth rates which are yielding higher pulpwood volumes in connection with the thinning of timber stands and pulpwood volumes associated with the timber deed acquired earlier in the year (0.2 million tons).

Southern Resources Segment operating income was 21% of its revenues for both the first nine months of 2012 and the first nine months of 2011. Segment costs and expenses increased by $35 million, or 17%, to $246 million due primarily to higher harvest volumes ($22 million) and a higher depletion rate per ton. On a per ton basis, depletion expense increased 19% ($8 million) for the first nine months of 2012 as a result of the higher depletion rate associated with the recently acquired timber deed.

Real Estate Segment.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	28,005	$34	$1,215	16,780	$20	$1,180
Large Non-Strategic	169,570	151	895	30,295	43	1,405
Conservation	7,865	10	1,240	60,130	63	1,055
Higher and Better Use / Recreational	16,160	33	2,050	38,615	77	2,000
Development Properties	—	—	—	20	—	6,405
Conservation Easements	n/a	10	28	n/a	5	460
Total	221,600	$238		145,840	$208

Proceeds from Real Estate Joint Venture		$5			$—

Revenues increased by $35 million, or 17%, to $243 million in the first nine months of 2012 compared to the same period in the prior year. This increase is due primarily to an increase in non-strategic land sales ($122 million), offset in part by a decrease in the revenue from conservation sales ($53 million) and higher and better use / recreational sales ($ 44 million).

Revenue from small non-strategic sales during the first nine months of 2012 increased compared to the first nine months of 2011 due primarily to selling a collection of approximately 11,000 acres to a single buyer. Furthermore, as discussed below, the demand for lower priced acreage remains the strongest.

Revenue from the sale of large non-strategic timberlands was $151 million during the first nine months of 2012 compared to $43 million during the same period in 2011. As a result of the continued weak demand for small parcels of rural real estate in many locations, the company is taking advantage of the favorable demand for large timberland parcels.

Revenues from the sale of conservation properties decreased due primarily to selling large parcels in Florida, Arkansas and Louisiana during the first nine months of 2011. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenues from our higher and better use / recreational land sales decreased due primarily to selling approximately 22,500 fewer acres. Most of the reduction in acreage sold is the result of selling a large parcel of approximately 16,400 acres for approximately $30 million during the third quarter of 2011. Demand for higher and better use / recreational properties (especially higher value properties) remains weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing. Additionally, many high net-worth buyers of larger higher and better use / recreational parcels are waiting for indicators of recovery in the rural real estate market.

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

We expect revenues from real estate sales during 2012 to range between $300 million and $325 million.

Real Estate Segment operating income was 47% of its revenues for the first nine months of 2012 compared to 64% for 2011. This decrease is due primarily to selling properties in 2012 with a higher book value compared to the book value of properties sold in 2011. Most of the large non-strategic property sold in 2012 was acquired within the past decade and therefore had a higher book value than the large non-strategic property sold in 2011. Real Estate Segment costs and expenses increased by $56 million to $130 million during the first nine months of 2012 due primarily to selling more acres during 2012 and selling large non-strategic property during 2012 with a higher book value compared to the book value of properties sold in 2011.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	88,184 MBF	$535	88,883 MBF	$518
Plywood	153,682 MSF	$409	130,630 MSF	$378
MDF	152,168 MSF	$622	122,245 MSF	$608

(A)	Represents product prices at the mill level.

Revenues increased by $38 million, or 18%, to $246 million for the first nine months of 2012 compared to the first nine months of 2011. This increase in revenues was due primarily to higher MDF sales volumes ($19 million), higher plywood sales volumes ($7 million), higher plywood prices ($5 million), and higher MDF prices ($2 million).

MDF sales volume was 25% higher during the first nine months of 2012 compared to the same period in the prior year due primarily to a modest increase in demand and reduced supply. MDF demand increased due primarily to replacement purchases by many of our industrial customers for such products as molding, architectural doors and store fixtures. The supply of MDF in North America has declined due primarily to lower imports and curtailed production at high cost domestic mills. The lower imports are primarily the result of foreign manufacturers targeting their production to more attractive global markets. Additionally, the reduced supply has allowed for modest MDF price increases during 2012. MDF average prices were 2% higher during the first nine months of 2012 compared to the same period in the prior year.

Plywood sales volume was 18% higher during the first nine months of 2012 compared to the same period in the prior year due primarily to a modest increase in demand and reduced supply. We have experienced improvement in demand from both our industrial (e.g., truck trailers) and commercial (e.g., concrete form) customers. The supply of plywood in North America has declined due primarily to a combination of domestic mill curtailments and many currently operating plywood plants not adding shifts to increase production. The reduced supply has allowed for plywood price increases during 2012 and, as a result, plywood average prices were 8% higher during the first nine months of 2012 compared to the same period in the prior year.

Manufactured Products Segment operating income was 9% of its revenues for the first nine months of 2012 compared to 6% of its revenues for the first nine months of 2011. This increase in operating performance was due primarily to higher product prices along with an increase in MDF and plywood sales volume which allowed us to operate our facilities at volume levels that better optimize our production costs. Manufactured Products Segment costs and expenses increased by $28 million, or 14%, to $224 million due primarily to increased sales volumes.

Other Segment. Operating income decreased $2 million to $14 million in the first nine months of 2012 due primarily to a payment of $2 million that we received during the first nine months of 2011 for the settlement of a dispute that related to certain mineral rights. The $2 million gain is recorded in our Other Segment and reported as Other Operating Income (Expense), net in our Consolidated Statements of Income.

Other Costs and Eliminations. Other costs and eliminations (which consist of corporate overhead and intercompany profit elimination) decreased operating income by $47 million during the first nine months of 2012 and by $43 million during the first nine months of 2011. The increase of $4 million was due primarily to higher compensation costs ($2 million), which included an increase in expense for our performance-based incentive programs, and higher share-based compensation costs ($1 million). The increase in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $86 million during the first nine months of 2012 and by $77 million during the first nine months of 2011. This increase in expense of $9 million was due primarily to an increase in expense for our performance-based incentive programs ($3 million), higher share-based compensation costs ($2 million), and higher information technology costs related to recently installed business support systems ($2 million).

Interest Expense, net. Interest expense, net of interest income was $104 million for both the first nine months of 2012 and 2011.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $2 million for the first nine months of 2012 compared to a benefit for income taxes of essentially $0 million for the first nine months of 2011. This change of $2 million is due primarily to recording a valuation allowance of $3 million in the first nine months of 2011. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets for which we do not believe it is more likely than not they will be realized in future periods.

Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At September 30, 2012, we have recorded deferred tax assets of $61 million (net of a $3 million valuation allowance) and deferred tax liabilities of $37 million. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. On March 2, 2012, we entered into a new $700 million revolving line of credit agreement that matures on April 3, 2017 (terminating our previous $600 million revolving line of credit). The interest rate on the line of credit is currently LIBOR plus 1.25%. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. At the same time, we also entered into a $450 million term credit agreement that matures on April 3, 2019. On July 10, 2012, we borrowed the full $450 million under the term loan agreement and repaid the $350 million principal balance for the previous term loan. The effective net interest rate on the $450 million term loan is LIBOR plus approximately 1%.

At September 30, 2012, we had a cash balance of $320 million and had availability of $347 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2012	2011	Change
Net Cash Provided By Operating Activities	$237	$294	$(57)
Net Cash Used In Investing Activities	(71)	(131)	60
Net Cash Used In Financing Activities	(100)	(124)	24
Change in Cash and Cash Equivalents	$66	$39	$27

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $237 million compared to $294 million for the nine months ended September 30, 2011. The decrease of $57 million is due primarily to the acquisition of a timber deed ($98 million) and lower proceeds from the sale of oil and gas exploration rights ($17 million), offset in part by higher proceeds from real estate sales ($32 million) and higher harvest volumes in our Southern Resources Segment ($26 million).

The timber deed acquisition is discussed in the next paragraph. During 2012, we received proceeds of $4 million compared to proceeds of $21 million during 2011, in connection with signing various long-term agreements granting the right to explore for and produce oil and gas on certain of our properties. See Results of Operations for a discussion regarding higher harvest volumes in our Southern Resources Segment and factors impacting our Real Estate Segment.

Timber Deed Acquisition. In January 2012, we purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber which along with future growth, will be harvested over the eight-year term of the deed. The timber deed purchase price has been reflected in the Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

Capital Expenditures. Capital expenditures (excluding timberland and mineral acquisitions) for the nine months ended September 30, 2012 were $52 million compared to $43 million for the same period in 2011. Planned capital expenditures for 2012 are expected to be approximately $75 million and include approximately $64 million for our timberlands, $3 million for our manufacturing facilities, $4 million for real estate development investments, and $4 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2012 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

Timberland Acquisitions. During the first nine months of 2012, we acquired approximately 12,000 acres of timberlands primarily located in South Carolina and Georgia for a total of $18 million. These purchases were funded with cash from operations and have been accounted for as asset acquisitions. During the first nine months of 2011, we acquired approximately 52,000 acres of timberlands in Alabama and Georgia and mineral reserves in Oregon for a total of $88 million.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant.  As of September 30, 2012, we had $176 million of scheduled debt principal payments over the next twelve months. We intend to refinance these maturities with proceeds from a public bond offering, a draw on our line of credit, or a combination thereof. Additionally, we believe that current cash on hand and cash flows from continuing operations will be sufficient for the next twelve months to fund planned capital expenditures, interest payments on our indebtedness and our dividend.

The following table summarizes our sources and uses of cash for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2012	2011	Change
Sources of Cash:
Operations (A)	$288	$243	$45
Changes in Working Capital	5	—	5
Cash Distributions from Timberland Venture	56	56	—
Cash from Stock Option Exercises	5	9	(4)
Increase Debt Obligations, net	100	87	13
Other Cash Changes, net (B)	(1)	—	(1)
Total Sources of Cash	453	395	58
Uses of Cash:
Returned to Stockholders:
Dividends	(204)	(204)	—
Common Stock Repurchases	(1)	(16)	15
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (C)	(56)	(45)	(11)
Timber Deed Acquired	(98)	—	(98)
Timberlands and Minerals Acquired	(18)	(88)	70
Meet Our Pension Obligations:
Pension Contributions	(10)	(3)	(7)
Total Uses of Cash	(387)	(356)	(31)
Change in Cash and Cash Equivalents	$66	$39	$27

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

(C)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland and Mineral Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities. Expenditures for Real Estate Development were $4 million for the nine month period ending September 30, 2012 and $2 million for the nine month period ending September 30, 2011.

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

The weighted-average interest rate for the borrowings on the $700 million line of credit was 1.43% as of September 30, 2012. The weighted-average interest rate on our prior $600 million line of credit was 1.96% as of December 31, 2011. As of September 30, 2012, we had $351 million of borrowings and $2 million of standby letters of credit outstanding; $347 million remained available for borrowing under our line of credit. As of October 1, 2012, $313 million of the borrowings outstanding under our line of credit was repaid.

Term Credit Agreements. On July 10, 2012, we borrowed $450 million under a new term credit agreement and used the proceeds to repay the $350 million principal balance for the previous term loan and repay $100 million of borrowings outstanding under our line of credit. The $450 million term credit agreement matures on April 3, 2019 and had an interest rate of 1.73% as of September 30, 2012. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. In addition, we expect to receive patronage refunds under the term loan agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. We expect that, after giving effect to patronage distributions, the effective net interest rate on the term loan will be LIBOR plus approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

We had a $350 million term credit agreement that matured and was repaid on July 10, 2012. The interest rate on the $350 million term credit agreement was 0.65% as of December 31, 2011. The interest rate was based on LIBOR plus 0.375%.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of September 30, 2012, the company had $263 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). The Private Debt matures serially through 2016.

As of September 30, 2012, the company had publicly issued and outstanding $1.0 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt consists of $575 million aggregate principal amount of 4.70% Public Debt which matures in 2021 and 5.875% Public Debt with an aggregate principal amount of $458 million which matures in 2015. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Senior Notes
Public Debt	$1,030	$1,029
Private Debt	263	263
Total Senior Notes	$1,293	$1,292

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

Debt Covenants. Our Senior Notes, Term Credit Agreement, and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of September 30, 2012.

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

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At September 30, 2012, our entire cash balance of $320 million is available to make restricted payments.

As of September 30, 2012, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On November 6, 2012, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on November 30, 2012 to stockholders of record on November 16, 2012. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current period and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of land sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; debt covenant restrictions that may impose limitations on the company's ability to make cash payments; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At September 30, 2012, $175 million was available for share repurchases under the current Board of Directors' authorization.

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

Third Quarter 2012 Compared to Third Quarter 2011

The following table compares Adjusted EBITDA by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2012	2011
Adjusted EBITDA by Segment
Northern Resources	$12	$14	$(2)
Southern Resources	42	35	7
Real Estate	90	60	30
Manufactured Products	13	7	6
Other	5	5	—
Other Costs and Eliminations, net	(16)	(13)	(3)
Total Adjusted EBITDA	$146	$108	$38

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended September 30 (in millions):

	Quarter Ended September 30, 2012

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$5	$7	$—	$12
Southern Resources	23	19	—	42
Real Estate	54	—	36	90
Manufacturing	9	4	—	13
Other	5	—	—	5
Other Costs and Eliminations	(17)	1	—	(16)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$79	$31	$36	$146

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	14
Interest Expense	(35)
(Provision) Benefit for Income Taxes	1
Net Income	$59

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$148
Interest Expense				35
Amortization of Debt Costs				—
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(28)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				1
Timber Deed Acquired				—
Pension Plan Contributions				3
Working Capital Changes				(7)
Other				(5)
Adjusted EBITDA				$146

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

	Quarter Ended September 30, 2011

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$7	$7	$—	$14
Southern Resources	21	14	—	35
Real Estate	46	—	14	60
Manufacturing	3	4	—	7
Other	5	—	—	5
Other Costs and Eliminations	(13)	—	—	(13)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$69	$25	$14	$108

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	14
Interest Expense	(34)
(Provision) Benefit for Income Taxes	1
Net Income	$50

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$137
Interest Expense				34
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(28)
Deferred Income Taxes				2
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				(2)
Timber Deed Acquired				—
Pension Plan Contributions				3
Working Capital Changes				(31)
Other				(5)
Adjusted EBITDA				$108

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table compares Adjusted EBITDA by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2012	2011
Adjusted EBITDA by Segment
Northern Resources	$35	$36	$(1)
Southern Resources	118	92	26
Real Estate	225	192	33
Manufactured Products	33	22	11
Other	14	16	(2)
Other Costs and Eliminations, net	(45)	(41)	(4)
Total Adjusted EBITDA	$380	$317	$63

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the nine months ended September 30 (in millions):

	Nine Months Ended September 30, 2012

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$15	$20	$—	$35
Southern Resources	66	52	—	118
Real Estate	113	1	111	225
Manufacturing	22	11	—	33
Other	14	—	—	14
Other Costs and Eliminations	(47)	1	—	(46)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$184	$85	$111	$380

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	42
Interest Expense	(104)
(Provision) Benefit for Income Taxes	2
Net Income	$124

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$237
Interest Expense				104
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				(2)
Distributions from Timberland Venture				(56)
Deferred Income Taxes				1
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				6
Timber Deed Acquired				98
Pension Plan Contributions				10
Working Capital Changes				(5)
Other				(11)
Adjusted EBITDA				$380

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

	Nine Months Ended September 30, 2011

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$17	$19	$—	$36
Southern Resources	55	37	—	92
Real Estate	134	1	57	192
Manufacturing	12	10	—	22
Other	16	—	—	16
Other Costs and Eliminations	(43)	1	—	(42)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$192	$68	$57	$317

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	44
Interest Expense	(104)
(Provision) Benefit for Income Taxes	—
Net Income	$132

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$294
Interest Expense				104
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				—
Distributions from Timberland Venture				(56)
Deferred Income Taxes				(2)
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				(14)
Timber Deed Acquired				—
Pension Plan Contributions				3
Working Capital Changes				—
Other				(10)
Adjusted EBITDA				$317

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

On March 2, 2012, the company entered into a $450 million term credit agreement (which was drawn in July 2012) that matures on April 3, 2019. Also on March 2, 2012, the company terminated its previous $600 million revolving line of credit maturing on January 30, 2015 and entered into a new $700 million revolving line of credit agreement that matures on April 3, 2017. See Note 7 of the Notes to Consolidated Financial Statements.

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

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value(A)
September 30, 2012
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$250	$3	$462	$4	$575	$1,297	$1,388
Average Interest Rate(C)	5.5%	5.4%	5.2%	5.2%	4.7%	4.7%
Related Party Obligations
Principal Due						$783	$783	$957
Interest Rate						7.4%
Variable Rate Debt(D)						$450	$450	$450
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

September 30, 2011
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$46	$3	$250	$3	$462	$579	$1,343	$1,400
Average Interest Rate(C)	5.6%	5.5%	5.4%	5.2%	5.2%	4.7%
Related Party Obligations
Principal Due						$783	$783	$901
Interest Rate						7.4%
Variable Rate Debt		$350					$350	$348

(A)
The fair value of the company's Public Debt is estimated using market quotes; the fair value of the company's Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. See Note 9 of the Notes to Consolidated Financial Statements. The decrease in fair value of our fixed rate debt compared to September 30, 2011 (excluding related party debt) was due primarily to principal repayments of $46 million of Private Debt during the twelve month period, offset in part by lower market interest rates. At September 30, 2012, treasury rates and credit spreads (the difference between corporate debt rates and treasury rates) were lower compared to September 30, 2011, resulting in lower market interest rates. This change in market interest rates also resulted in the increase in fair value of our Note Payable to Timberland Venture at September 30, 2012.

The fair value of our floating rate term loan (variable rate debt) as of September 30, 2012 and September 30, 2011 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of September 30, 2012 and September 30, 2011. The increase in fair value of our variable rate debt at September 30, 2012 was due to the issuance of the $450 million term credit agreement in July 2012, from which a portion of the proceeds were used to repay the $350 million term credit agreement that was outstanding at September 30, 2011.

(B)	Excludes unamortized discount of $4 million at both September 30, 2012 and 2011.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)	On July 10, 2012, the company borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement. As of September 30, 2012, the interest rate for the $450 million term credit agreement was 1.73%. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. In addition, the company expects to receive patronage refunds under the term loan agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. The company expects that, after giving effect to patronage distributions, the effective net interest rate on the term loan will be LIBOR plus approximately 1%. This agreement matures on April 3, 2019. Not included in the above table are borrowings of $351 million under our revolving line of credit. In March 2012, the company terminated its previous $600 million revolving line of credit and entered into a new $700 million revolving line of credit agreement. As of September 30, 2012, the weighted-average interest rate on the $351 million of borrowings was 1.43%. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. As of October 1, 2012, $313 million of the borrowings under our line of credit was repaid.

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

Legal Proceedings. None. (See also Note 11 of the Notes to Consolidated Financial Statements of Plum Creek Timber Company, Inc.).

Other Material Contingencies. The company's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has indicated that it is considering whether to propose an adjustment to the company's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture.

If the IRS were to take this position and if it were upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, the company could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. The company expects that as much as 80% of any such distribution could be made with the company's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. The company would also pay interest and penalties, if applicable. The IRS continues to review the transaction, and there is a reasonable prospect that the IRS audit could close without any adjustment.

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter and do not believe it is reasonably possible any material accrual will be made within the next year. We are confident in our position and believe that any proposed re-characterization of the Timberland Venture formation transaction by the IRS would ultimately be unsuccessful. We would intend to vigorously contest any re-characterization the IRS may assert.

ITEM 1A.	RISK FACTORS

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 24, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Date: November 6, 2012