Form 10-K
period 2012-12-31
PLUM CREEK TIMBER CO INC
filed 2013-02-22
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☒         Accelerated filer    ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2012, was $6,386,084,358. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock, as of February 15, 2013 was 162,328,320.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2013 Annual Meeting of Shareholders to be held on May 7, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2012

Table of Contents	PART I / ITEM 1

Part I
When we refer to “Plum Creek,” “the company,” “we,” “us,” or “our,” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References in Items 1 through 7A to Notes to Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 8 of this form.

ITEM 1. BUSINESS
Industry Overview

General

The timber industry possesses several unique characteristics that distinguish it from the broader paper and forest products industry. The timber industry, which consists primarily of timberland owners, provides raw material and conducts resource management activities for the paper and forest products industry, including the planting, fertilizing, thinning, and harvesting of trees and the marketing of logs. Logs are marketed and sold either as sawlogs to lumber and other wood products manufacturers or as pulplogs to pulp and paper manufacturers, producers of oriented strand board (“OSB”), and producers of wood pellets for use in bioenergy. Also, over time, timberlands may become more valuable for purposes other than growing timber. In these circumstances, timberlands may be sold to realize these values.

We believe timber is an attractive asset class for many reasons, including the following:

Renewable Resource. Timber is a growing and renewable resource that, when properly managed, increases in volume and value as it grows over time. Larger diameter trees command a higher price than smaller trees because they may be converted to higher value end-use products such as lumber and plywood.

Predictable and Improving Growth Rates. Predictable biological growth is an attractive feature of timberland assets because it contributes to predictable, long-term harvest planning. The development and application of comprehensive forest management practices continue to improve biological growth rates.

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

PLUM CREEK 2012 FORM 10-K | 1

Table of Contents	PART I / ITEM 1

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

Our Business

Plum Creek is one of the largest private landowners in the nation and the most geographically diverse. As of December 31, 2012, we owned 6.4 million acres of timberlands located in 19 states. Our objective is to maximize the long-term value of these assets. We analyze each timberland acre comprehensively to understand its highest-valued use. We realize these values in many different ways, including harvesting the trees, selling the timberland or converting our trees to lumber, plywood and other wood products.

Our timberlands are well diversified, not only geographically, but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. In addition, our Other Segment includes our natural resource businesses that focus on opportunities for oil and natural gas production, rock and mineral extraction, wind power and communication and transportation rights of way. The Real Estate Segment comprises our sales of higher and better use timberlands (some of which are sold through our wholly-owned taxable REIT subsidiaries), and sales of non-strategic timberlands, including sales of large blocks of timberlands. Our Real Estate Segment includes development of certain properties, internally and through joint venture arrangements.

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

Our Strategies for Growing Asset Value

Our strategies for growing asset value are guided by our disciplined focus to maximize the long-term value of our assets across our geographically diverse ownership. We seek to maximize the long-term value by managing our 6.4 million acres with the ultimate best use in mind. We strive to optimize our resource base through diligent resource management, disciplined acquisitions and dispositions and practicing environmentally responsible resource management.

Sustainable Resource Management. We grow the value of our core timber business by actively managing our timberlands. We view our core timber resource base as a renewable asset with substantial inherent value. We seek to manage our timberlands in a manner that optimizes the balance among current cash flows, the biological growth of our timber and prudent environmental management. Our management approach employs advanced forest management practices, including the use of a computerized timber inventory system, thinning and fertilization, and selective breeding to produce superior seedlings. Tree growth rates vary by region because of differences in weather, climate and soil conditions. Newly-planted seedlings take 20 to 30 years to reach harvest maturity in the Southern United States, 35 to 60 years in the Northwestern United States, 45 to 70 years in the Northeastern United States and 70 to 90 years in inland regions of the Western United States, depending on the desired product. Our goal is to harvest trees at their optimal value. We merchandise the tree to get the most value from each log segment, while meeting customer specifications.

Furthermore, as part of our business, we focus on realizing the maximum value for non-timber resources on our

PLUM CREEK 2012 FORM 10-K | 2

Table of Contents	PART I / ITEM 1

properties, including opportunities relating to rock and mineral extraction. Our strategy involves forming alliances with industry leaders to identify and pursue such opportunities.

Disciplined Acquisitions and Dispositions. We estimate that included in the company’s 6.4 million acres of timberlands are approximately 850,000 acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 850,000 acres of higher value timberlands are approximately 650,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company identified approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands will continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

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

Our disciplined acquisition and disposition strategy has allowed us to expand and diversify our timberland holdings. In 1989, our timber holdings were 1.4 million acres compared to 6.4 million acres at December 31, 2012. This growth through acquisitions has enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations. We expect that any future acquisitions of timberland would be in or near one or more of the timber producing areas of the United States, including, but not limited to, in or near states in which we currently own timberlands.

Environmentally Responsible Resource Management. We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. We follow the principles of the Sustainable Forestry Initiative® program (“SFISM”) which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. These principles are reflected in our habitat planning efforts. We currently have three major conservation agreements under which we manage approximately 1.1 million acres of our timberlands. Our forestry practices on all of our timberlands have been independently audited and certified under the SFISM program. Our manufacturing business follows a set of internally developed environmental principles. See “Federal and State Regulations” below.

Segment Information

Certain financial information for each business segment is included in Note 20 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Northern Resources Segment

As of December 31, 2012, the Northern Resources Segment encompassed approximately 3.1 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin, and contained an estimated 101 million tons of standing timber, including approximately 29 million tons of standing timber in the states of Washington and Oregon. Consistent with industry practices, Plum Creek’s estimated inventory of standing timber includes deductions for defects. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment. For a description of how we estimate tons of standing timber, see the section ("Resource Management and Environmental Stewardship") below.

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

PLUM CREEK 2012 FORM 10-K | 3

Table of Contents	PART I / ITEM 1

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

The Northern Resources Segment has several long-term (i.e. greater than 1 year) log supply agreements, under which we sell approximately 30% of our total volume. In general, the agreements require us to supply a specified volume of sawlogs or pulpwood to certain manufacturing facilities in the U.S. Our supply agreements reflect a market-based sales price. The terms of each agreement require sales price to be updated periodically, generally on a quarterly basis. Substantially all of the supply agreements use one or more of the following market indicators to determine the selling price:

•	Average log prices for similarly situated regional customers (excluding the supply agreement customer) realized by Plum Creek over a defined time period;

•	Average log prices from other log suppliers paid by the log supply agreement customer over a defined time period; and/or

•	Negotiated base market price that is adjusted each period using published composite indexes.

During 2012, approximately 4% of the sawlogs and 57% of the pulpwood harvested in our Northern Resources Segment was sold pursuant to these long-term supply agreements. We expect these percentages to be approximately 4% of sawlogs and 62% of pulpwood during 2013. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment, but also provide us stable demand.

Southern Resources Segment

As of December 31, 2012, the Southern Resources Segment consisted of approximately 3.3 million acres of timberlands (including approximately 224,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas, and contained an estimated 149 million tons of standing timber. This estimate includes volume related to a timber deed acquired in 2012. Consistent with industry practices, Plum Creek’s estimated inventory of standing timber includes deductions for defects. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment. For a description of how we estimate tons of standing timber, see the section ("Resource Management and Environmental Stewardship") below.

Logs in the Southern Resources Segment are sold to third party mills producing a wide array of forest products, including manufacturers of lumber, plywood, OSB, and pulp and paper products. We compete with numerous private and industrial timberland owners as well as federal and state agencies across the Southern United States. Due to transportation costs, domestic wood and fiber consuming facilities in the Southern Resources Segment tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Resources Segment include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, on price, on our status as a Sustainable Forestry Initiative® certified supplier, and on our ability to maintain qualified independent logging and hauling contractors. The Southern Resources Segment has a single customer, with multiple facilities, that represents 18% of its revenues. While not expected, the loss of this customer (all facilities) could have a significant impact on its operating income. The customer purchases sawlogs and pulpwood for facilities located across the Southern Resources Segment. These facilities produce lumber, plywood, OSB and pulp and paper products. The loss of an individual facility would not likely have a significant impact on operating income.

The Southern Resources Segment has several long-term (i.e. greater than 1 year) log supply agreements, under which we sell approximately 20% of our total volume. In general, the agreements require us to supply a specified volume of sawlogs or pulpwood to certain manufacturing facilities in the U.S. Our supply agreements reflect a market-based sales price. The terms of each agreement require sales price to be updated periodically, generally on a quarterly basis. Substantially all of the supply agreements use one or more of the following market indicators to determine the selling

PLUM CREEK 2012 FORM 10-K | 4

Table of Contents	PART I / ITEM 1

price:

•	Average log prices for similarly situated regional customers (excluding the supply agreement customer) realized by Plum Creek over a defined time period;

•	Average log prices from other log suppliers paid by the log supply agreement customer over a defined time period; and/or

•	Negotiated base market price that is adjusted each period using published composite indexes.

During 2012, approximately 18% of the sawlogs and 19% of the pulpwood harvested in our Southern Resources Segment was sold pursuant to these long-term supply agreements. We expect these percentages to be approximately 17% of sawlogs and 20% of pulpwood during 2013. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment, but also provide us stable demand.

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

Higher Value Timberlands. We review our timberlands to identify properties that may have higher values other than as commercial timberlands. Included in our 6.4 million acres are approximately 850,000 acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation or residential purposes. Included within the 850,000 acres of higher value timberlands are approximately 650,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential.

The 75,000 acres identified as having development potential are expected to be developed internally or through third-party arrangements over the next fifteen to twenty years. Projects developed internally by the company will generally be low-intensity development limited to activities associated with obtaining entitlements. For larger and more complicated projects, it is our intent to sell to, or enter into joint venture arrangements with leading land developers. In the near term, we are focused on several industrial projects, whereas, the development of residential properties will be delayed as a result of a weak housing environment.

Non-Strategic Timberlands. We will make other opportunistic sales of our timberlands. These transactions may involve selling timberlands located in areas where we would like to reduce our market presence, timberlands with lower than average productivity characteristics, or timberlands that can be sold at a price exceeding our value of holding and operating as commercial timberland. We consider these timberlands non-strategic and may sell them in either large or small acreage transactions.

We have approximately 300,000 acres of non-strategic timberlands, which we expect to sell in smaller acreage transactions over the near and medium term (“small non-strategic”). In addition to these 300,000 acres, we make sales of timberlands in larger acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Demand for larger acreage parcels has remained strong and we have received good values for sales during recent years. During 2012, we sold 186,000 of large non-strategic acres in three transactions for $209 million and 48,500 of large non-strategic acres for $103 million during 2011. The majority of the acreage sold in 2012 was in lower value regions compared to the land sold during 2011.

PLUM CREEK 2012 FORM 10-K | 5

Table of Contents	PART I / ITEM 1

Manufactured Products Segment

Lumber. We produce a diverse line of softwood lumber products, including common, select and edge-glued boards, studs and finger-jointed studs. Lumber products manufactured in our western Montana pine board sawmill and remanufacturing facility in Idaho are targeted to domestic lumber retailers, such as retail home centers for use in repair and remodeling projects. Lumber products from our Montana studmill and finger-joint stud remanufacturing plant are targeted to contractor distribution yards for use in home construction. Both pine board and stud lumber products are also sold to stocking distributors who serve a wide variety of end uses. In June 2009, we curtailed both the studmill and the finger-joint stud remanufacturing plant, but maintain both of these facilities in a state of readiness to resume production when lumber market conditions improve.

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

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets (boat, recreational vehicle and transportation end-uses) and commercial markets (concrete forming overlay products). Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. During 2012, we sold approximately 7% of our plywood in Canada. See “Lumber” above for a discussion of residual by-products.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board (OSB), a less expensive structural wood panel used primarily in new residential construction markets. Due to its low cost, OSB accounts for approximately 60% of North American structural panel production. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. We expect to remain competitive due to our strong customer base, supply of superior quality timber and reputation for high-quality products.

Medium Density Fiberboard. Our MDF facilities in western Montana supply high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, face material for softwood plywood, commercial wall paneling and substrate for laminate flooring. During 2012, we sold approximately 8% and 4% of our MDF in Canada and Mexico, respectively.

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

PLUM CREEK 2012 FORM 10-K | 6

Table of Contents	PART I / ITEM 1

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

Our lumber and plywood facilities have purchased and will continue to source stumpage and logs from external suppliers, primarily the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of logs from external sources as harvest levels on our Montana timberlands decline. Timberland harvest levels in and around Montana over the last several years have been declining, and we may experience a reduction in total future log supply which could impact manufacturing facility production or operating rates. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues, see “Federal and State Regulations” below). Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. However, as a result of declining residual by-products due to lower lumber and plywood production near our MDF facilities, we have had to expand the area in which we purchase chips, sawdust and wood shavings. This has resulted in longer hauling distances and higher raw material costs. Future MDF wood fiber sourcing is expected to also include a portion of pulpwood processed into wood chips. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier. Our lumber remanufacturing facility (the Idaho pine board plant) obtains approximately 20% of its lumber raw materials from our Plum Creek pine board sawmill. The remainder has been procured from third-party suppliers.

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

Other Segment - Natural Resources

We focus on realizing the maximum value potential of our extensive property ownership, including opportunities for oil and natural gas production, rock and mineral extraction and wind power development, along with communication and transportation rights of way. This segment consists of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming alliances with industry leaders to identify, develop and sometimes acquire producing natural resources properties and mineral rights. We currently receive royalty revenue from the extraction of oil, natural gas, aggregates and other minerals, and wind leases from our ownership. Additionally, we receive payments in exchange for granting oil and gas exploration rights and communication and transportation rights of way.

We continue to evaluate a wide variety of non-timber natural resource opportunities including the acquisition of natural resource properties and mineral rights. We expect to continue to negotiate royalty arrangements and leases to capture the maximum value for our non-timber natural resources assets. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

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

PLUM CREEK 2012 FORM 10-K | 7

Table of Contents	PART I / ITEM 1

Timberland Operations. We use different management techniques in each of our regions, employing a variety of the most cost effective silvicultural methods available. We expect timber growth rates on our timberlands to continue to improve over time as a result of genetic advances in seedlings and forest management practices such as thinning, competition control, and fertilization.

Technology and forest management advances have increased growth rates, resulting in trees reaching economic maturity at earlier ages. We believe our focus on active forest management practices will enhance forest productivity and increase the value of our timberlands over time.

Value can be enhanced on younger timber stands through thinning operations. Value increases as trees grow and add wood volume. Thinning a timber stand enables the healthier and potentially more valuable trees to grow more rapidly. As trees grow larger, they can be used in higher value applications such as high-grade lumber, plywood, and furniture.

Advanced silvicultural techniques enhance the growth and value of our timberlands, including the use of trees that are bred specifically for growth, quality and disease resistant traits, application of fertilizers, plant competition control, and pre-commercial thinning to improve tree growth. These treatments improve the growth of the forests, enhance the quality of the wood grown and reduce future harvesting costs.

To improve the productivity of our timberlands, our approach is to ensure that acres harvested are promptly reforested. Based on the geographic and climatic conditions of the harvest site, harvested areas may be planted or regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are used on a substantial portion of our timberlands in the Northern Resources Segment. In the Southern Resources Segment, substantially all reforestation is done by planting.

Timber Inventory. Estimation of our standing timber inventory is guided by a set of policies and procedures. Timber volume data is determined through a process generally referred to as a “timber cruise,” whereby volume on a timber stand is statistically estimated based on field measurements of the number of trees, tree height and tree diameter for sample areas. We perform timber cruises on a portion of our timberlands each year. To estimate existing volume for stands that have not been cruised in the current year, we either use prior cruise data and growth models to estimate the current inventory, or we apply current cruise data from a portion of our timberlands to stands of similar species, age class and land productivity profile. The key inputs in this process are growth models and volume formulas used to translate height and diameter information to volume measurements. Our timber inventory estimates are updated to account for harvesting activities, timberland acquisitions and divestitures, biological growth, new timber cruise data and natural disturbances (e.g. fire, disease, or weather events), among other factors.

We believe that our inventory estimation process is consistent with general industry practices. In addition, our process is reviewed by external foresters in connection with our sustainability certification under the Sustainable Forestry Initiative® standard, and the results of this review confirm that our approach is generally consistent with industry practice.

Timber Loss. Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. The size and diversity of our timberlands, together with our active forest management, should help to minimize these risks. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters, but we do maintain insurance for loss of already harvested logs at our manufacturing facilities due to fire and other significant occurrences.
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

PLUM CREEK 2012 FORM 10-K | 8

Table of Contents	PART I / ITEM 1

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

Consistent with these principles, we have actively engaged in habitat conservation planning. The habitats of hundreds of species are protected by several agreements, including numerous species listed as threatened or endangered under the Endangered Species Act. These Habitat Conservation Plans (“HCPs”) are as follows:

Habitat Conservation Agreement	Protects	State	Acres (millions)
Central Cascades HCP	315 species	Washington	0.1
Native Fish HCP	5 species of trout and salmon	Montana	0.9
Karner Blue Butterfly HCP	Karner Blue Butterfly	Wisconsin	0.1

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

PLUM CREEK 2012 FORM 10-K | 9

Table of Contents	PART I / ITEM 1

We have received incidental take permits pursuant to our Habitat Conservation Plans from the U.S. Fish and Wildlife Service that in total cover our forest management on 1.1 million acres in the Northern Resources Segment as of December 31, 2012. As required by the Endangered Species Act, we prepared Habitat Conservation Plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The Habitat Conservation Plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. With the implementation of these mitigation measures, we are authorized to conduct forestry practices that are consistent with the conservation plans, even though they may have an adverse impact on the habitat of listed species covered by the plans.

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

Clean Water

The Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation. Most silvicultural activities are defined by regulation to be “non-point sources” and thus do not require federal permits from the Environmental Protection Agency, but rather are subject to state regulation and best management practices programs. Recent litigation, however, has challenged this silvicultural exemption under the Clean Water Act. Accordingly, there can be no assurance that our forest management activities will not be subject to increased regulation under the Clean Water Act in the future. Refer to Part II, Item 7, Events and Trends Affecting Operating Results, Clean Water Act - Ninth Circuit Ruling for further discussion of this litigation.

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

We hold fee title to almost all of our timberlands, with approximately 4% held as leasehold interests. Furthermore, there are no material liens or mortgages of any kind on our timberlands. The title to our timberlands does not always include the related hard rock mineral interests or oil and gas rights. Title to the timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, hunting and other leases, licenses and

PLUM CREEK 2012 FORM 10-K | 10

Table of Contents	PART I / ITEM 1

permits, none of which materially adversely affect the value of the timberlands or materially restrict the harvesting of timber or other operations.

Employees

As of December 31, 2012, we had 639 salaried and 584 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of tree seedlings and the harvesting and delivery of logs are conducted by independent contractors.

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

PLUM CREEK 2012 FORM 10-K | 11

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

Our results of operations may also be subject to global economic changes as global supplies of wood fiber and wood products shift in response to changing economic conditions. Changes in global economic conditions that could affect our results of operations include, but are not limited to, new timber supply sources and changes in currency exchange rates, foreign and domestic interest rates and foreign and domestic trade policies. In particular, the limited availability of credit is having a negative financial impact on potential buyers of our logs, manufactured forest products and timberland.

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices, or changes that adversely affect our ability to execute on certain real estate development activities conducted through our wholly-owned taxable REIT subsidiaries, could have a significant effect on our results of operations. We do not expect significant, if any, improvement in real estate prices or demand during 2013, and recovery to pre-2009 levels may take several years.

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

PLUM CREEK 2012 FORM 10-K | 12

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

PLUM CREEK 2012 FORM 10-K | 13

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

Our Ability to Harvest and Deliver Timber May Be Subject to Limitations Which Could Adversely Affect Our Results of Operations

Our primary assets are our timberlands. Weather conditions, timber growth cycles, access limitations, availability of contract loggers and haulers, and regulations associated with the protection of wildlife and water resources may restrict our ability to harvest our timberlands. Other factors that may restrict our timber harvest include damage to our standing timber by fire or by insect infestation, disease, prolonged drought, flooding, severe weather and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such causes usually is localized and affects only a limited percentage of standing timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. As is common in the forest products industry, we do not maintain insurance coverage for damage to our timberlands. Our revenues, net income and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to harvest timber at adequate levels. Therefore, if we were to be restricted from harvesting on a significant portion of our timberlands for a prolonged period of time, or if material damage to a significant portion of our standing timber were to occur, then we could suffer an adverse impact to our results of operations.

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

PLUM CREEK 2012 FORM 10-K | 14

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

The Clean Water Act ("CWA") regulates the direct and indirect discharge of pollutants into the waters of the United States. Under the CWA, it is unlawful to discharge any pollutant from a “point source” into U.S. navigable waters without a permit obtained under the Environmental Protection Agency's (“EPA”) National Pollutant Discharge Elimination System ("NPDES") permit program. Historically, storm water from forest roads conveyed through ditches, culverts and channels were exempted by EPA rule from this permit requirement, leaving these sources of water discharge to state regulation. However, a federal circuit court decision has overturned this exemption. The U.S. Supreme Court recently reviewed that decision, and a ruling by the court is expected sometime in March or April 2013. In addition, legislation passed by Congress in late December 2011 temporarily stayed the circuit court's decision through September 30, 2012 by prohibiting the EPA from requiring NPDES permits for forest road point sources. In the event the U.S. Supreme Court upholds the circuit court's decision and Congress does not enact an effective and permanent legislative response, we may be subject to future regulation of forest road storm water runoff, which in turn may create a significant increase in operational and compliance costs for the company. For a more complete description of this matter, see our discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations.
In addition to the foregoing activities, we have leased some of our properties to third-party operators for the purpose of exploring, developing and producing oil and gas and rock and mineral extraction in exchange for fees and royalty payments. These activities involve drilling wells and are subject to federal, state and local laws and regulations. Some of these wells involve hydraulic fracturing, which is a process that creates a fracture extending from the well bore in a rock formation to enable gas or oil to move through the rock pores to a production well. Fractures are typically created through the injection of water, chemicals and sand into the rock formation. On some of our properties, these operations may create risk of environmental liabilities for any unlawful discharge of oil, gas or other chemicals into the air, soil or water. Generally, our lease arrangements provide that our third-party operators indemnify us against any such operating liability and that they maintain liability insurance. However, if for any reason our third-party operators do not indemnify us, or if liability insurance were not in effect, then it is possible that we could be responsible for costs associated with environmental liability caused by third-party operators. If that were to occur, such costs could have a material adverse effect on our financial condition and results of operations.
The Impacts of any Climate-Related Legislation or Regulation Remain Uncertain at This Time

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

Stock Ownership

Provisions in Our Certificate of Incorporation and Delaware Law May Prevent a Change in Control

PLUM CREEK 2012 FORM 10-K | 15

Table of Contents	PART I / ITEM 1A

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

PLUM CREEK 2012 FORM 10-K | 16

Table of Contents	PART I / ITEM 1A

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

Certain of Our Business Activities are Potentially Subject to Prohibited Transactions Tax or Corporate-Level Income Tax

Under the Internal Revenue Code, REITs must generally engage in the ownership and management of income producing real estate. For Plum Creek, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the manufacture and sale by us of wood products, the harvesting and sale of logs, and the development and/or sale of certain timberlands are conducted through one or more of our wholly-owned taxable REIT subsidiaries (“TRSs”) because such activities could either generate non-qualifying REIT income or could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business as described above we believe that we satisfy the REIT requirements of the Internal Revenue Code and should not be subject to the 100% tax that could be imposed if a REIT were to engage in a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate-level income tax.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PLUM CREEK 2012 FORM 10-K | 17

Table of Contents	PART I / ITEM 2

ITEM 2. PROPERTIES

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations (see Item 1. “Business” for discussion of the location and description of properties and encumbrances related to the properties). We own and operate modern manufacturing facilities, reported as part of our Manufactured Products Segment, strategically located near our western Montana timberlands. The manufacturing facilities are maintained through on-going capital investments, regular maintenance and equipment upgrades. Additional information about our facilities by product line follows:

	Annual Capacity (in millions) (A)	2012 Actual Production (in millions) (B)
Lumber—board feet
Columbia Falls, MT	80	70
Evergreen, MT	65	—
Evergreen, MT (Remanufacturing)	25	—
Meridian, ID (Remanufacturing)	70	58
Total Lumber Capacity	240	128
Plywood—square feet (3/8”)
Columbia Falls, MT	110	95
Evergreen, MT	110	103
Total Plywood Capacity	220	198
MDF—square feet (3/4”)
Columbia Falls, MT (Thick Line MDF)	145	86
Columbia Falls, MT (Thin Line MDF)	120	120
Total MDF Capacity	265	206

(A)
Capacity represents the annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Production volumes may vary due to several factors, including end-use market conditions, wood fiber supply and labor availability.

(B)
Actual production in 2012 was lower than our historic operating levels as a result of the significant decline in demand for wood products caused by low U.S. housing starts and reflects the ongoing optimization of our facilities' production volumes to our expected longer term operating levels. During 2009, we curtailed production at our Evergreen, MT sawmill and remanufacturing facility.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings. There is no individual pending or threatened litigation involving the company that we believe would have a material adverse effect on the company’s financial position, results of operations or liquidity. However, see Note 16 of the Notes to Consolidated Financial Statements.

Other Material Contingencies. The company's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has indicated that it may propose an adjustment to the company's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture.

If the IRS were to take this position and if it were upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, the company could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. The company expects that as much as 80% of any such distribution could be made with the company's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. The company would also pay interest and penalties, if applicable. The company continues to discuss the transaction with the IRS.

PLUM CREEK 2012 FORM 10-K | 18

Table of Contents	PART I / ITEM 3

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PLUM CREEK 2012 FORM 10-K | 19

Executive Officers of the Registrant

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	Office (M)	Officer Since
Rick R. Holley (A)	61	Chief Executive Officer	1989
Thomas M. Lindquist (B)	52	President and Chief Operating Officer	2001
David W. Lambert (C)	52	Senior Vice President and Chief Financial Officer	2002
James A. Kilberg (D)	56	Senior Vice President, Real Estate	2003
James A. Kraft (E)	57	Senior Vice President, General Counsel and Secretary	1989
Larry D. Neilson (F)	53	Senior Vice President, Resources and Operations Support	2002
Russell S. Hagen (G)	47	Senior Vice President, Business Development	2006
David A. Brown (H)	58	Vice President and Chief Accounting Officer	2002
Barbara L. Crowe (I)	61	Vice President, Human Resources	1997
Joan K. Fitzmaurice (J)	55	Vice President, Communications, Sustainability and Audit	2002
Thomas G. Ray (K)	54	Vice President, Northwest Resources and Manufacturing	2008
Thomas M. Reed (L)	64	Vice President, Southern Resources	2003

(A)
Served since February 2013 as Chief Executive Officer. From January 1994 to February 2013, Mr. Holley served as President and Chief Executive Officer. Mr. Holley was Vice President and Chief Financial Officer from April 1989 to December 1993.

(B)
Served since February 2013 as President and Chief Operating Officer. From April 2007 to February 2013, Mr. Lindquist served as Executive Vice President and Chief Operating Officer and from December 2001 to March 2007 served as Executive Vice President.

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

(H)
Served since February 2006 as Vice President and Chief Accounting Officer. Mr. Brown was Vice President, Controller (Chief Accounting Officer) from March 2004 to February 2006, Vice President, Controller from January 2002 to March 2004, Controller from November 1994 to January 2002 and Director of Planning from July 1994 to November 1994.

(I)	Served since April 1997 as Vice President, Human Resources.

PLUM CREEK 2012 FORM 10-K | 20

(J)
Served since September 2011 as Vice President, Communications, Sustainability and Audit. From June 2002 to September 2011, Ms. Fitzmaurice served as Vice President, Corporate Communications, Audit and Information Technology.

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

PLUM CREEK 2012 FORM 10-K | 21

Table of Contents	PART II / ITEM 5

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange. As of February 15, 2013, there were 14,233 stockholders of record and 162,328,320 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2012 and 2011, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
High	$41.86	$42.10	$44.99	$44.83
Low	36.34	35.43	39.17	40.60
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42
2011
High	$43.72	$44.28	$41.60	$38.60
Low	37.52	38.13	34.00	33.02
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42

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

PLUM CREEK 2012 FORM 10-K | 22

Table of Contents	PART II / ITEM 5

Company Stock Price Performance

The following graph shows a five-year comparison of cumulative total stockholder returns for the company, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index for the five years ended December 31, 2012. The total stockholder return assumes $100 invested at the beginning of the period in the company’s common stock, the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Paper and Forest Product Stock Index. It also assumes reinvestment of all dividends.

150
100
50
0
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Plum Creek Timber
S&P Paper and Forest Product Stock Index
S&P 500 Index

The following table shows total stockholder return for the previous one year ended December 31:

	2008	2009	2010	2011	2012
Plum Creek	(21.4)%	14.5%	3.8%	1.9%	26.6%
S&P Paper and Forest Product Stock Index	(59.6)%	95.5%	5.5%	14.0%	34.9%
S&P 500 Index	(37.0)%	26.5%	15.1%	2.1%	16.0%

PLUM CREEK 2012 FORM 10-K | 23

Table of Contents	PART II / ITEM 5

The following table shows total indexed return of stock price plus reinvestment of dividends, assuming an initial investment of $100.00 at December 31, 2007 for the years ended December 31:

	12/31/2007	2008	2009	2010	2011	2012
Plum Creek	$100	$79	$90	$93	$95	$121
S&P Paper and Forest Product Stock Index	$100	$40	$79	$83	$95	$128
S&P 500 Index	$100	$63	$80	$92	$94	$109

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

Purchase of Equity Securities

None.

PLUM CREEK 2012 FORM 10-K | 24

Table of Contents	PART II / ITEM 6

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2012	2011	2010	2009	2008
Income Statement Items
Revenues	$1,339	$1,167	$1,190	$1,294	$1,614
Operating Income	281	275	297	299	328
Equity Earnings from Timberland Venture	59	56	57	55	15
Interest Expense (Note Payable to Timberland Venture)	58	58	58	58	14
Interest Expense (Debt Obligations to Unrelated Parties)	82	81	80	89	134
Income before Income Taxes (A)	200	192	203	205	206
Provision (Benefit) for Income Taxes	(3)	(1)	1	(31)	(27)
Income from Continuing Operations	203	193	202	236	233
Gain on Sale of Properties, net of tax	—	—	11	—	—
Net Income	203	193	213	236	233

Non-Cash Items
Depreciation, Depletion and Amortization (B)	114	96	96	109	135
Basis of Real Estate Sold	138	77	132	155	149

Balance Sheet Items
Total Assets	4,384	4,259	4,251	4,448	4,780
Total Debt Obligations (to Unrelated Parties) (C)	2,172	1,996	1,909	2,006	2,189
Note Payable to Timberland Venture (a Related Party)	783	783	783	783	783

Earnings per Share (Diluted)
Income from Continuing Operations	$1.25	$1.19	$1.24	$1.44	$1.37
Net Income	$1.25	$1.19	$1.31	$1.44	$1.37

Dividends Declared per Share	$1.68	$1.68	$1.68	$1.68	$1.68

Timberland Acquisitions
Purchase Price	$18	$89	$—	$—	$119
Acres	13,000	59,000	—	—	147,000

Timberland Dispositions (Acres) (D)	269,000	185,000	258,000	297,000	314,000

Mineral Rights Acquired	$76	$12	$—	$—	$—

Harvest Volume (in Million Tons)	17.9	15.8	15.4	15.8	19.6

(A)	Includes a $13 million loss in 2010, a $2 million loss in 2009 and an $11 million gain in 2008 on extinguishment of debt.

(B)	Includes a $10 million lumber manufacturing assets impairment loss in both 2009 and 2008.

(C)	Includes Timber Obligations accounted for as capital leases.

(D)
Timberland dispositions during 2008 do not include approximately 454,000 acres located in the Southern Resources Segment that were contributed to a timberland venture in exchange for an equity interest.

PLUM CREEK 2012 FORM 10-K | 25

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

The Operating Partnership has borrowed and has currently outstanding $2.2 billion principal amount of debt, including $1.4 billion of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 17 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

The Note Payable to Timberland Venture is an obligation of PC Ventures and not an obligation of the Operating Partnership. Therefore, any discussion of the Note Payable to Timberland Venture below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to both Plum Creek and the Operating Partnership.

PLUM CREEK 2012 FORM 10-K | 26

Table of Contents	PART II / ITEM 7

Overview

2012 Operating Performance Compared to 2011

Our operating income for 2012 was $281 million compared to $275 million in 2011. Our operating results continued to be negatively impacted by weak U.S. housing and real estate markets. Despite a 28% improvement in housing starts in 2012 compared to the prior year, housing starts in 2012 were nearly 50% below the historical level of between 1.5 million and 1.6 million annual starts. For several years housing starts have been near record low levels due to high unemployment, falling home values, an excess of supply of homes for sale, and difficulties obtaining financing for home and real estate purchases. Most of these negative factors started improving during 2012 and are expected to continue to improve in 2013. This should favorably impact our operating results in 2013.

Operating income in our Northern Resources Segment decreased by $4 million from $24 million in 2011 to $20 million in 2012, despite a 12% increase in sawlog harvest volumes. This decrease was due primarily to higher costs on a per ton basis for logging and hauling, and higher road costs. Operating income in our Southern Resources Segment increased by $16 million from $74 million in 2011 to $90 million in 2012. This increase was due primarily to a 16% increase in sawlog harvest volumes, a 17% increase in pulpwood harvest volumes, and a 10% increase in pulpwood prices.

Operating income in our Manufacturing Products Segment increased by $14 million from $15 million in 2011 to $29 million in 2012. This increase was due primarily to higher prices and sales volumes for our plywood and MDF products as a result of improving demand.

Operating income in our Real Estate Segment decreased by $8 million from $195 million in 2011 to $187 million in 2012, despite selling approximately 270,000 acres in 2012 compared to selling approximately 185,000 acres in 2011. The decrease was due primarily to selling a greater percentage of properties from lower value regions in the U.S. and selling properties that had a higher book value compared to the property sold in 2011.

Unallocated corporate expenses included in operating income were $64 million in 2012 compared to $54 million in 2011. The $10 million increase in corporate expenses was due primarily to higher expense for incentive compensation, share-based compensation, and information technology.

Liquidity

We ended 2012 with a strong balance sheet, and we do not foresee any liquidity issues in 2013. At December 31, 2012, we had a cash balance of $356 million and availability on our line of credit of $595 million. During 2012, we refinanced our term credit agreement, refinanced our revolving line of credit, and issued $325 million of additional public debt, all at very attractive interest rates. We have scheduled debt principal payments of $250 million due in 2013 which will be fully funded from our 2012 public debt offering. During 2012 we generated $353 million of cash from operating activities which was only slightly less than the $374 million we generated in 2011. In anticipation of higher log prices, we expect to generate adequate cash from operating activities in 2013 to fund planned capital expenditures and our dividend.

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

Selected U.S. housing economic data for the last five years was as follows at December 31:

PLUM CREEK 2012 FORM 10-K | 27

Table of Contents	PART II / ITEM 7

	2012	2011	2010	2009	2008
U.S. Housing Starts (in millions)	0.78	0.61	0.59	0.55	0.90
Supply of Existing Homes for Sale (in months)	4	6	8	7	11
30-yr. Fixed Interest Mortgage Rates (average)	3.7%	4.5%	4.7%	5.0%	6.0%

The housing market started to improve in 2012 and is expected to improve further in 2013. The improvement is being driven by rising home prices (which increased approximately 5% in 2012), record low mortgage interest rates, low supply of new homes for sale on the market, pent-up demand, and rising rental payments. However, even with housing starts predicted to improve further in 2013, housing starts remain well below the historical level of between 1.5 million and 1.6 million annual starts. Furthermore, the improvement in housing starts is being constrained by high unemployment (currently at 7.8%), weak wage growth, very strict lending standards, a large number of homeowners either in foreclosure or behind on their mortgage, and low consumer confidence. As a result, a full housing recovery is not expected for several more years.

The improvement in the housing market along with the steady demand for lumber in the repair and remodel market (which accounts for about 40% of lumber usage) has caused lumber prices to increase by nearly 50%. During the housing downturn, many lumber and plywood mills either closed permanently or curtailed production. Despite the improved lumber and plywood prices, many mill owners have been reluctant to re-open or add shifts due to the uncertainty around the U.S. economy.

Southern sawlog prices have remained at historical low levels during the past several years. Despite the significant improvement in lumber and plywood prices during 2012, there has been very little upward price movement for sawlogs. There is an adequate supply of logs in the south for the current level of lumber and plywood production. As housing starts continue to improve in 2013, we expect more mills will either re-start or add additional shifts to increase their production, which we expect will increase prices for sawlogs.

While we believe favorable demographics will bode well for the wood products business in the long-run and that eventually housing starts will return to normal levels, in the near-term there remains uncertainty around the demand and supply of wood products and around the demand and supply for sawlogs, all of which can have a significant impact on our operating results.

We use independent third-party contract loggers and haulers to deliver our logs to our customers. As weak business conditions in the timber business have persisted for several years, there are fewer of these contractors available in certain markets to produce and deliver logs. While we continue to enhance strong working relationships with our loggers and haulers, as log markets improve there may be production and delivery constraints that could impact log prices and, potentially, our ability to benefit from these conditions by delivering logs.

In 2012, fuel prices increased slightly and this change only had a small impact on operating income. Over the past several years, however, fuel prices have fluctuated significantly. Our timber and manufacturing operations are significantly impacted by changing fuel prices. The table below summarizes the average annual U.S. On-Highway diesel fuel prices and the impact of fluctuating fuel prices on our operating income for the years ended December 31:

	2012	2011	2010	2009	2008
Increase/(Decrease) Operating Income (in millions)	$(3)	$(15)	$(4)	$36	N/A
Annual Average U.S. On-Highway Diesel Price (per gallon)	$3.97	$3.85	$2.99	$2.46	$3.81

Higher Value and Non-Strategic Timberlands

From time to time, we review our timberlands to identify properties that may have higher values other than as commercial timberlands (see discussion in Item 1 - Real Estate Segment). We estimate that included in the company's 6.4 million acres of timberlands at December 31, 2012, are approximately 850,000 acres of higher value timberlands which are expected to be sold, exchanged, and/or developed over the next 15 years for recreational, conservation, commercial and residential purposes. Included within the 850,000 acres of higher value timberlands are approximately 650,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and

PLUM CREEK 2012 FORM 10-K | 28

Table of Contents	PART II / ITEM 7

approximately 75,000 acres that are identified as having development potential. Furthermore, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the near and medium term in smaller scale transactions (“small non-strategic”). Not included in the above 850,000 higher value acres and 300,000 small non-strategic acres are other acres that are expected to be sold in large acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

During 2012, we sold approximately 26,000 acres of higher and better use / recreational properties for proceeds of $52 million, approximately 11,000 acres of conservation properties for proceeds of $18 million, approximately 45,000 acres of small non-strategic properties for proceeds of $58 million, along with approximately 186,000 acres of large non-strategic properties for proceeds of $209 million. We expect revenue from real estate sales during 2013 to range between $250 million and $300 million. While revenue from large non-strategic sales during 2012 was greater than 50% of total real estate revenue, in 2013 we expect revenues from large non-strategic sales to be less than 50% of total real estate revenue.

Our land development business slowed dramatically starting in 2008 and has since remained weak. We do not expect any significant proceeds from the sale of real estate development properties in 2013. We expect our residential real estate development business to remain weak until there is a significant improvement in consumer confidence, real estate values begin appreciating and financing becomes available for such properties.

Harvest Levels

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood (product mix) included in our annual harvest also impact our operating performance. During 2012, we harvested a total of 17.9 million tons compared to a total of 15.8 million tons during 2011. We expect total 2013 harvest levels to be comparable to 2012 harvest levels. While we have the flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels to be comparable over the near-term (next five years) and increase by more than 15% over the long-term (ten years and beyond) compared to 2012 harvest levels as the timber inventory grows. Future harvest levels may vary from historic or expected levels due to weaker or stronger than anticipated markets or other factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by the acquisition of timberlands or the disposition of timberlands beyond the 1.2 million acres described above in the Higher Value and Non-Strategic Timberlands section.

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

PLUM CREEK 2012 FORM 10-K | 29

Table of Contents	PART II / ITEM 7

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

The following table summarizes amounts recognized under each method from sales to external customers in the company’s consolidated financial statements for the years ended December 31 (in millions):

	2012	2011	2010
Revenues from:
Delivered log sales	$553	$497	$486
Pay-as-cut sales	$37	$35	$30
Timber deed sales	$14	$3	$12

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, approximately 13%, 11% and 12% of our timber sales in 2012, 2011 and 2010, respectively, consisted of pay-as-cut sales contracts and timber deed sales. Under sales of stumpage, the buyer is responsible for the logging and hauling costs; therefore, the operating profit as a percentage of revenue is typically higher in our Southern Resources Segment.

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

During 2012, the Real Estate Segment reported an operating profit percentage of approximately 53%. Over the last ten years, the Real Estate Segment’s annual operating profit percentage has ranged from 40% to 70% of revenues. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, sales of properties that have been held by the company for a long time (i.e. decades) will tend to have relatively higher operating profit percentages than properties that have been held by the company for shorter time periods. In contrast, the sale of conservation easements will generally have an operating profit percentage of close to 100% because historically no book basis was allocated to these development rights.

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

PLUM CREEK 2012 FORM 10-K | 30

Table of Contents	PART II / ITEM 7

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

The company has had a long history of acquiring timberlands. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. Subsequent to the original allocation, assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. Our long-lived assets are grouped and evaluated for impairment at the lowest level for which there are independent cash flows. We track cash flows for our 6.4 million acres of timberlands by grouping them into seven geographic areas in the Northern Resources Segment and five geographic areas in the Southern Resources Segment. Additionally, we track cash flows for each of our manufacturing facilities.

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

Timber and Timberlands Held for Sale. An impairment loss is recognized for long-lived assets held for sale when the carrying value of those assets exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer (e.g., listed with a broker), and the sale is expected to close within one year. During the last several years, the above criteria have been met by some of our timberland properties, and we have recognized annual impairment losses of approximately $1 million for certain of these properties (see Note 4 of the Notes to Consolidated Financial Statements).

An impairment loss is generally not recorded until management expects that the timberlands will be sold within the next 12 months. For many properties that are currently listed for sale, it is difficult to conclude whether they will be sold within one year and to estimate the price. Nevertheless, management performs a probability assessment for all properties that are listed for sale and records an impairment loss (to the extent the property’s book basis exceeds its estimated fair value net of selling cost) in the quarter in which management expects the property will be sold within twelve months.

We expect to continue to sell or exchange timberlands to other forest products companies or non-industrial buyers, and it is probable that we will recognize additional impairment losses, some of which could be material, in the future in connection with sales of timberlands.

Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our eight (two of which have been curtailed) manufacturing facilities. Each manufacturing facility is tested

PLUM CREEK 2012 FORM 10-K | 31

Table of Contents	PART II / ITEM 7

for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful life of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs and availability, volumes of product sold, and residual value of the facility. No impairment losses were recorded during 2012, 2011 or 2010.

We currently estimate that the carrying value for our eight facilities is recoverable through future operations and that our estimate of future cash flows is reasonable. However, if wood product prices were to weaken for an extended period of time, or if log or raw material availability declines, we may record an impairment loss for one or more of our manufacturing facilities in a future period.

Capitalized Real Estate Development Costs. Current and future costs associated with specific real estate development projects are capitalized once management has concluded it is probable that a project will be successful. Real estate development costs are expensed as incurred when management is not able to conclude that it is probable a project will be successful. Furthermore, previously capitalized costs for specific projects are written-off when management revises its prior assessment and concludes that it is probable a project will not be successful and costs will not be recovered. For many of our projects, there is less judgment in making this determination due to prior experience in the local market or advice from consultants. However, for some of our larger projects where we have limited experience in the local market or for projects in environmentally sensitive areas, there is significant judgment in assessing the expected outcome for the projects. At December 31, 2012, we have $34 million of capitalized costs associated with projects that management expects will be successful.

Depletion

Depletion, or costs attributed to timber harvested, is recorded as trees are harvested and sold. Depletion rates for each geographic area are adjusted at least annually. Depletion rates are computed by dividing (A) the sum of (1) the original cost of the timber less previously recorded depletion plus (2) estimated future silviculture costs, including the impact of inflation, that are expected to be incurred over the next harvest cycle, by (B) the total timber volume that is estimated to be harvested over the harvest cycle. The original cost of the timber includes capitalized costs associated with the purchase of timber along with reforestation costs and other costs associated with the planting and growing of trees. The harvest cycle can be as short as 20 years in the South to as long as 90 years in the North. The estimate of future silviculture costs is limited to the expenditures that are expected to impact growth rates over the harvest cycle. The depletion rate calculations do not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest.

PLUM CREEK 2012 FORM 10-K | 32

Table of Contents	PART II / ITEM 7

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2012	2011
Depletion Expense
Northern Resources Segment	$16	$17
Southern Resources Segment (A)	53	48
Total Depletion Expense	$69	$65

Average Depletion Rates (per ton)
Northern Resources Segment	$3.82	$4.13
Southern Resources Segment (A)	$4.08	$4.09

Assumptions Used to Determine the Average Depletion Rates (B)
Estimated Future Silviculture Costs, including the Impact of Inflation
Northern Resources Segment	$59	$49
Southern Resources Segment (C)	$588	$531

Estimated Future Volume (in million tons)
Northern Resources Segment (D)	286	269
Southern Resources Segment	406	413

Sensitivity of Results to Changes in Key Assumptions
Increase in Depletion Expense for a 10%:
Increase in Estimated Future Silviculture Costs (E)
Northern Resources Segment	$0.1	$0.1
Southern Resources Segment	$1.8	$1.5

Decrease in Estimated Future Volume (F)
Northern Resources Segment	$1.8	$1.9
Southern Resources Segment	$5.9	$5.2

(A)
Depletion expense for 2012 does not include the depletion associated with the eight-year timber deed we purchased in January 2012 for $103 million. The 2012 depletion expense associated with the timber deed was $11 million. We expect 2013 depletion expense associated with the timber deed to be approximately $14 million.

(B)	Does not include the timber deed purchased in 2012 for $103 million.

(C)	Increase from 2011 is due primarily to an increase in our estimates of future costs associated with fertilization treatments due to higher chemical and application costs.

(D)	Increase from 2011 is due primarily to an increase in volume in Oregon associated with the release of restricted acres.

(E)	Assumes future timber volumes do not change.

(F)	Assumes future silviculture costs do not change.

Significant estimates and judgments are required to determine both future silviculture costs and the volume of timber available for harvest over the harvest cycle. Some of the factors impacting the estimates are changes in inflation rates, the cost of fertilizers, the cost of capital, the actual and estimated increase in growth rates from fertilizer applications, the relative price of sawlogs and pulpwood, the actual and expected real price appreciation of timber, the scientific advancement in seedling and growing technology, and changes in harvest cycles.

PLUM CREEK 2012 FORM 10-K | 33

Table of Contents	PART II / ITEM 7

Depletion Expense in 2013. Average depletion rates (per ton) in 2013 for our Southern Resources Segment are expected to decrease compared to 2012 due primarily to changes in our growth rate and silviculture investment assumptions.  We are assuming higher growth rates as a result of improved genetics in the seedlings we have planted on our timberlands over the last two decades.  The improved genetics have resulted in higher yields per acre than we previously estimated.  We are also assuming lower future silviculture expenditures (i.e., reduced treatments per timber stand) due primarily to better than expected growth rates from improved genetics.  We expect these assumption changes will decrease Southern Resources Segment depletion expense by approximately $8 million in 2013.

Accounting for Share-Based Compensation

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of shares of the company stock including, but not limited to, common stock awards, restricted stock units and value management awards. See Note 14 of the Notes to Consolidated Financial Statements.

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

The fair value of the liability for outstanding value management awards as of December 31, 2012 was $7 million, which is based on the current fair value of outstanding awards multiplied by the percentage of months that services were provided during the performance period. The liability as of December 31, 2012 could range between $0 and $15 million based on the possible fair value of all outstanding liability based awards. We could have a material adjustment to our share-based compensation liability to the extent there is a material change in the fair value of our value management awards during the quarter.

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

Under current U.S. generally accepted accounting principles (U.S. GAAP), the company makes estimates and

PLUM CREEK 2012 FORM 10-K | 34

Table of Contents	PART II / ITEM 7

assumptions that can have a significant impact on the amounts reflected in our financial statements. These assumptions and their sensitivities, along with the application of the accounting principles and impact to our financial statements, are discussed in the next several sections.

Current Year Impact and Analysis. During 2012, our pension liability increased from $164 million to $181 million and our pension assets increased from $100 million to $128 million. Our pension liability represents the present value of expected future benefit payments and is remeasured annually as of December 31. Each year, our pension liability increases due to employees working for one more year (service cost), and getting one year closer to receiving benefit payments (interest cost), and decreases as pension benefits are paid. Our pension liability is also adjusted due to changes in interest rates. During 2012, our pension liability increased by $11 million (an actuarial loss) due to declining interest rates. Actuarial losses are initially recognized in other comprehensive income (loss) and then subsequently amortized (charged) to pension expense over future periods.

Annually, our plan assets increase due to cash contributions from the company, decrease due to pension benefit payments, and will increase or decrease as a result of realized and unrealized gains and losses for the assets. Our pension expense is reduced by the expected returns on plan assets. We currently estimate that our long-term return on plan assets will average 7.5% per year. Based on the plan assets balance, our 2012 pension expense was reduced by $7 million (the expected return on plan assets in dollars). The actual return on plan assets was a gain of $16 million for 2012. We initially recognize this difference (surplus) of $9 million in other comprehensive income (loss) and then subsequently it will reduce pension expense over future periods.

At December 31, 2012, our cumulative net actuarial pension loss recognized in accumulated other comprehensive income (loss) was $52 million (includes both unrecognized changes in our pension liability and plan assets), of which $4 million will be amortized (charged) to 2013 pension expense. Each year the future amortization of our actuarial pension loss recognized in pension expense will increase or decrease due to changes in interest rates and actual returns on plan assets compared to expected returns. Additionally, while not expected, future company contributions may need to be increased to the extent interest rates remain low or to the extent that actual investment returns on plan assets do not meet our expectations.

Significant Assumptions. The computation of the company’s benefit obligation, pension cost and accrued pension liability under U.S. GAAP requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2012	2011
Assumptions Used to Determine the Benefit Obligation at December 31
Discount Rates (A)
Annuity Distributions	4.35%	4.95%
Lump-Sum Distributions	2.80%	3.02%
Rate of Compensation Increase (B)	3.45%	3.45%

Assumptions Used to Determine Net Periodic Benefit Cost
Discount Rate
Annuity Distributions	4.95%	5.90%
Lump-Sum Distributions	3.02%	4.19%
Expected Long-Term Return on Plan Assets (C)	7.50%	7.50%
Rate of Compensation Increase (B)	3.45%	3.45%

(A)
The December 31, 2012 discount rate for annuity distributions was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2012, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2012. The December 31, 2012 discount rate for lump-sum distributions is based on yields on 30-year U.S. Treasury bonds.

(B)
The assumed rate of increase of future compensation levels represents our long-term estimate of such increases on the basis of the composition of plan participants, past results and market expectations.

PLUM CREEK 2012 FORM 10-K | 35

Table of Contents	PART II / ITEM 7

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

Financial Measures and Sensitivities. The following table summarizes key financial measures and sensitivities to changes in assumptions for the years ended December 31 (in millions):

	2012	2011
Key Financial Measures
Pension Expense	$11	$9
Cash Pension Plan Contributions—Qualified Plan	20	3
Cash Grantor Trust Funding—Supplemental Plans	—	—
Current Accrued Pension Liability	4	4
Non-Current Accrued Pension Liability	49	60
Sensitivity to Changes in Key Assumptions
Increase in Pension Expense for Every 0.25 Percentage Point:
Decrease in Long-Term Rate of Return on Plan Assets	$0.3	$0.3
Decrease in Weighted-Average Discount Rate	0.7	0.6
Increase in Rate of Increase in Compensation Levels	0.2	0.2
Increase in Qualified Pension Funding (actuarially computed accumulated benefit obligation) for:
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate	$4.6	$4.1
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate Assumption for Lump-Sum Benefits	$1.5	$1.4

Assuming an average long-term rate of return on plan assets of 7.50%, and weighted-average discount rates of 4.35% for annuity distributions (and 2.80% for lump-sum distributions) for 2013 and beyond, and a 3.45% rate of increase in compensation levels, we project our annual pension expense for 2013 will be approximately $10 million and will range between $8 million and $10 million each year for 2014 through 2017. In 2013, we expect our cash funding for the qualified pension plan to range between $4 million and $10 million and our cash funding for the supplemental (non-qualified) pension plans to range between $0 and $2 million. Assuming no change to our disclosure assumptions, under our present funding policy and current funding rules for the qualified pension plan we would expect cash contributions to range between $6 million and $7 million each year in 2014 through 2017. We expect to fund between $1 and $2 million each year for 2014 through 2017 to our supplemental (non-qualified) pension plans.

PLUM CREEK 2012 FORM 10-K | 36

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

On October 1, 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for an equity interest. The company accounts for its interests under the equity method of accounting. See Notes 17 and 18 of the Notes to Consolidated Financial Statements.

The following table summarizes our contractual obligations at December 31, 2012 (in millions):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt (A)	$2,638	$328	$608	$199	$1,503
Note Payable to Timberland Venture (B)	1,129	58	115	115	841
Operating Lease Obligations	9	3	4	1	1
Timber Obligations	5	1	—		4
Long-Term Incentive Plans	7	—	7	—	—
Purchase Obligations (C)	403	65	94	46	198
Other Long-Term Liabilities (D)	—	—	—	—	—
Total Contractual Obligations	$4,191	$455	$828	$361	$2,547

(A)
In addition to principal, long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt and the variable interest rate as of December 31, 2012 of 1.71% for our $450 million term credit agreement. During 2012, the company recorded $2 million in expected patronage distributions related to 2012, which resulted in an effective net interest rate on the term loan of approximately 1%. See Note 9 of the Notes to Consolidated Financial Statements. Interest obligations are $78 million (less than one year), $143 million (1-3 years), $91 million (3-5 years), and $153 million (more than 5 years). As we expect borrowings outstanding under our line of credit to vary, only repayment of the principal is included. In 2012, interest expense related to our line of credit was less than $2 million.

(B)
On October 1, 2008, the company borrowed $783 million from the Timberland Venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. Interest obligations are $58 million (less than one year), $115 million (1-3 years), $115 million (3-5 years), and $58 million (more than 5 years).

(C)
Purchase obligations are comprised primarily of $230 million for a 15-year agreement for the purchase of urea to be used as fertilizer on our timberlands, $84 million for timber harvest contracts, $47 million for long-term timber leases, $23 million for fiber supply agreements to supply our manufacturing facilities, and approximately $10 million for raw materials (wood fiber) and electricity for our MDF facilities.

(D)
We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2012, other long-term liabilities include workers’ compensation of $9 million, deferred compensation obligations of $5 million and pension obligations of $53 million (including $4 million classified as a current liability). We expect to fund approximately $1 million for workers’ compensation payments in 2013. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2012, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $5 million. The December 31, 2012 fair value of assets in the other grantor trust was approximately $34 million and the actuarially computed accumulated benefit obligation for our non-qualified pension plans was $34 million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the

PLUM CREEK 2012 FORM 10-K | 37

Table of Contents	PART II / ITEM 7

claims of creditors in the event of bankruptcy. Additionally, based on current interest rates and expected returns, the company expects 2013 contributions to the qualified pension plan to range between $4 million and $10 million and between $0 and $2 million for the supplemental (non-qualified) pension plans. See Notes 11 and 13 of the Notes to Consolidated Financial Statements.

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

Our actual harvest levels may vary from planned levels due to log demand, sales prices, the availability of timber from other sources, the level of timberland sales and acquisitions, the availability of legal access, abnormal weather conditions, fires and other factors outside of our control. We believe that our harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs. Furthermore, future harvest levels will be impacted by sales and purchases of timberlands. The impact will depend on the level and extent we reinvest proceeds in productive timberlands and the stocking levels and age class distribution of any newly acquired timberlands.

Harvest levels are also impacted by the purchase of a long-term timber deed. In January 2012, the company acquired approximately 4.7 million tons of standing timber in our Southern Resources Segment for a total purchase price of $103 million. We expect to harvest the 4.7 million tons plus the related growth over the eight-year term of the timber deed.

Northern Resources Segment. Harvest levels were 4.2 million tons (62% sawlogs and 38% pulpwood) during 2012 and 4.0 million tons (58% sawlogs and 42% pulpwood) during 2011. In 2013, we expect total harvest volumes to be essentially comparable to 2012 at approximately 4 million tons. We expect sawlog harvest volumes to decrease marginally due to recent harvest schedule updates, timber inventory updates, and land sales. We expect pulpwood harvest volumes in 2013 to be similar to 2012. While the company has flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels beyond 2013 in both the near-term and long-term to be generally comparable to 2012 harvest levels and we expect the product mix (i.e., the percentage of sawlogs vs. pulpwood) to be comprised of at least 60% sawlogs.

Southern Resources Segment. Harvest levels were 13.7 million tons (42% sawlogs and 58% pulpwood) during 2012 and 11.8 million tons (42% sawlogs and 58% pulpwood) during 2011. In 2013, we expect total harvest volumes to range between 13.5 million and 14 million tons. In anticipation of higher sawlog prices, we expect sawlog harvest volumes to increase. We expect pulpwood harvest volumes in 2013 to decline slightly compared to 2012. As a result, we expect product mix to be approximately 44% sawlogs and 56% pulpwood in 2013. While the company has flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels beyond 2013 to be at comparable levels over the near-term (next five years). Thereafter, we expect harvest levels to increase more than 20% over the long-term (ten years and beyond) and we expect the product mix to improve, resulting in sawlogs comprising greater than 50% of our annual harvest in the Segment.
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

PLUM CREEK 2012 FORM 10-K | 38

Table of Contents	PART II / ITEM 7

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

The outcome of the Ninth Circuit court's decision is uncertain. The U.S. Supreme Court recently reviewed the decision, and a ruling is expected sometime in March or April 2013. In addition, legislation passed by Congress in late December 2011 prohibited the EPA from implementing the NPDES permitting regime mandated by the Ninth Circuit decision through September 30, 2012.

Should the Ninth Circuit's ruling stand and Congress not enact an effective and permanent legislative response, the decision's impact on the company and the timber industry is unknown. It is unclear whether the EPA would require NPDES permits for forest roads outside of the area covered by the Ninth Circuit court's jurisdiction. It is also unclear what, if any, additional regulatory restrictions would be imposed by the NPDES permitting process. Further, if logging and other forest management roads and operations currently within the scope of the Silviculture Rule were placed within the NPDES permitting regime, it is possible that CWA "Total Maximum Daily Load" (TMDL) allocations in various stream drainages, "anti-degradation," and other NPDES requirements could be affected. A significant increase in operational and compliance costs for landowners and operators is possible depending upon the regulatory response to the court's decision.

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

	2012	2011	2010
Acquisitions:
Northern Resources	—	—	—
Southern Resources	13,000	59,000	—

Dispositions
Northern Resources	147,000	45,000	142,000
Southern Resources	122,000	140,000	116,000

Total Ownership at December 31 (in millions)	6.4	6.6	6.8

PLUM CREEK 2012 FORM 10-K | 39

Table of Contents	PART II / ITEM 7

Results of Operations

The following table compares Operating Income (Loss) by Segment and other items impacting our income from continuing operations for the years ended December 31 (in millions):

	2012	2011	2010
Operating Income (Loss) by Segment
Northern Resources	$20	$24	$13
Southern Resources	90	74	107
Real Estate	187	195	180
Manufactured Products	29	15	24
Other	19	21	23
Total Segment Operating Income	345	329	347
Other Costs and Eliminations	(65)	(55)	(51)
Other Unallocated Operating Income (Expense), net	1	1	1
Operating Income	281	275	297
Equity Earnings from Timberland Venture	59	56	57
Interest Expense (Debt Obligations to Unrelated Parties)	82	81	80
Interest Expense (Note Payable to Timberland Venture)	58	58	58
Loss on Extinguishment of Debt	—	—	(13)
Provision (Benefit) for Income Taxes	(3)	(1)	1
Income from Continuing Operations	$203	$193	$202

2012 Compared to 2011

Northern Resources Segment.

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	2.601	$69	2.319	$69
Pulpwood ($/Ton Delivered)	1.586	$42	1.680	$41
Total	4.187		3.999

Revenues increased by $13 million, or 6%, to $246 million in 2012 compared to 2011. This increase was due primarily to higher sawlog harvest volumes ($18 million), partially offset by lower pulpwood harvest volumes ($4 million).

Sawlog harvest volumes were 12% higher in 2012 compared to 2011 due primarily to restoring sawlog harvest volumes to normal levels during the second half of 2011 as a result of improving log prices in 2011. Despite the nearly 30% increase in housing starts and the nearly 50% increase in lumber prices in 2012 compared to the prior year, average sawlog prices of $69 per ton for 2012 were unchanged when compared to the prior year. The primary reason for the stable prices is that while the demand for domestic sawlogs improved during 2012, the demand for export logs slowed. However, sawlog prices strengthened during the fourth quarter, and the upward price pressure has continued in 2013. The improved sawlog prices are due primarily to lumber and plywood mills adding additional shifts, limited imports from Canada, and a limited log supply due to weather-related harvesting restrictions.

In 2013, we expect total harvest volumes to be essentially comparable to 2012 at approximately 4 million tons. We expect sawlog harvest volumes to decrease marginally due to recent harvest schedule updates, timber inventory updates, and land sales. We expect pulpwood harvest volumes in 2013 to be similar to 2012.

Northern Resources Segment operating income was 8% of its revenues for 2012 and 10% of its revenues for 2011

PLUM CREEK 2012 FORM 10-K | 40

Table of Contents	PART II / ITEM 7

due primarily to higher log and haul costs and higher road costs. Segment costs and expenses increased by $17 million, or 8%, to $226 million for 2012 due primarily to higher harvest volumes, an increase in the log and haul rate per ton and higher road costs. On a per ton basis, log and haul costs increased 5% ($7 million) in 2012 compared to 2011 due to a combination of harvesting stands that require more expensive logging methods, an upward rate adjustment to cover the logger's higher operating costs (primarily equipment and labor) and higher diesel prices. We had a temporary $3 million increase in road costs during 2012.

Southern Resources Segment.

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	5.739	$20	4.969	$19
Pulpwood ($/Ton Stumpage)	8.010	$10	6.822	$9
Total	13.749		11.791

Revenues increased by $58 million, or 16%, to $417 million in 2012 compared to 2011. This increase was due primarily to higher sawlog harvest volumes ($29 million), higher pulpwood harvest volumes ($23 million) and higher pulpwood prices ($7 million).

Sawlog harvest volumes were 16% higher in 2012 compared to 2011 due primarily to harvesting volume from the timber deed acquired at the beginning of the year (0.5 million tons) and the harvesting of previously deferred sawlog volume. In January 2012, we purchased a timber deed containing approximately 4.7 million tons of standing timber which along with future growth, will be harvested over the eight-year term of the deed.

Pulpwood harvest volumes were 17% higher in 2012 compared to 2011 due primarily to a sustained increase in growth rates, which are yielding higher pulpwood volumes in connection with the thinning of timber stands, and a temporary increase in pulpwood harvests due to relatively strong pulpwood prices.

Pulpwood prices were 10% higher in 2012 compared to 2011 due primarily to continued strong demand from pulp and paper customers as a result of a steady increase in production due to a moderately improving U.S. economy. The demand for pulpwood was also favorably impacted in 2012 by the increased production of Oriented Strandboard (OSB) and the export of wood pellets used to produce bioenergy.

Despite the nearly 30% increase in housing starts and the nearly 50% increase in lumber prices in 2012 compared to the prior year, southern sawlog prices remained at near historic low levels due primarily to adequate log supply and limited demand improvement. There currently is an adequate supply of logs throughout most of the South for the current level of housing starts, which is approximately 50% below the historical average. Additionally, most southern mill owners have been reluctant to add additional shifts due to concerns over the U.S. economy.

In 2013, we expect total harvest volumes to range between 13.5 million and 14 million tons. In anticipation of higher sawlog prices, we expect sawlog harvest volumes to increase. We expect pulpwood harvest volumes in 2013 to decline slightly compared to 2012. As a result, we expect product mix to be approximately 44% sawlogs and 56% pulpwood in 2013.

Southern Resources operating income was 22% of its revenues for 2012 and 21% of its revenues for 2011. This increase was due primarily to higher harvest volumes in 2012 and higher pulpwood prices, partially offset by increased depletion expense. Segment costs and expenses increased by $42 million, or 15%, to $327 million due primarily to higher harvest volumes ($29 million) and a higher depletion expense. On a per ton basis, depletion expense increased 14% ($8 million) in 2012 as a result of the higher depletion rate associated with the recently acquired timber deed.

PLUM CREEK 2012 FORM 10-K | 41

Table of Contents	PART II / ITEM 7

Real Estate Segment.

	Year Ended December 31, 2012			Year Ended December 31, 2011
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	45,120	$58	$1,270	22,165	$27	$1,220
Large Non-Strategic	186,170	209	1,130	48,450	103	2,115
Conservation	11,430	18	1,555	67,425	70	1,050
Higher and Better Use / Recreational	25,895	52	2,000	47,295	96	2,015
Development Properties	—	—	—	20	—	6,405
Conservation Easements	n/a	10	28	n/a	5	460
Total	268,615	$347		185,355	$301

Proceeds from Real Estate Joint Venture		$5			$—

Revenues increased by $51 million, or 17%, to $352 million in 2012. This increase is due primarily to an increase in non-strategic land sales ($137 million), offset in part by a decrease in the revenue from conservation sales ($52 million) and higher and better use / recreational properties ($44 million).

Revenues from the sale of large non-strategic timberlands was $209 million in 2012 compared to $103 million during 2011. During 2012 the company increased the sale of large non-strategic properties to take advantage of attractive prices and favorable demand from commercial timberland and institutional buyers. Additionally, the price per acre for large non-strategic timberlands can vary significantly due to the geographic location, the stocking level including timber species and age class distribution, the timber growing rates, and the demand and supply of wood fiber in the local market.

Revenues from small non-strategic sales during 2012 increased by $31 million to $58 million due primarily to selling a collection of approximately 11,000 acres to a single buyer during the second quarter and selling a 13,000 acre package during the fourth quarter. The demand for higher value rural real estate generally remains weak. We continue to experience favorable demand for lower value acreage in some regions of the country.

Revenues from the sale of conservation properties decreased due primarily to selling large parcels in two sales totaling 57,000 acres in Florida, Arkansas and Louisiana during 2011. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenues from our higher and better use / recreational land sales decreased due primarily to selling approximately 21,400 (or 45%) fewer acres compared to 2011. Most of the reduction in acreage sold is the result of selling a large parcel of approximately 16,400 acres for approximately $30 million during 2011. Demand for higher and better use / recreational properties (especially our higher value properties) remains weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing. Additionally, many high net-worth buyers of large higher and better use / recreational parcels are waiting for indicators of recovery in the rural real estate market.

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

PLUM CREEK 2012 FORM 10-K | 42

Table of Contents	PART II / ITEM 7

At December 31, 2012, the company owns approximately 6.4 million acres of timberlands. Included in the 6.4 million acres are approximately 850,000 acres of higher value timberlands which are expected to be sold over the next 15 years and 300,000 acres of non-strategic timberlands which are expected to be sold in smaller acreage transactions over the near and medium term (“small non-strategic”). Not included in the above 850,000 higher value acres and 300,000 small non-strategic acres are acres that are expected to be sold in large acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). We expect revenue from real estate sales during 2013 to range between $250 million and $300 million. While revenue from large non-strategic sales during 2012 was greater than 50% of total real estate revenue, in 2013 we expect revenues from large non-strategic sales to be less than 50% of total real estate revenue.

The Real Estate Segment operating income as a percent of revenue was 53% for the year ended December 31, 2012 compared to 65% for 2011. This decrease is due primarily to selling large non-strategic properties with significantly lower operating margins in 2012 compared to the margins generated in 2011. The majority of the acreage sold in 2012 was in lower value regions compared to the land sold during 2011 and most of the property sold in 2012 was acquired within the past decade and therefore had a higher book value than the property sold in 2011. Real Estate Segment costs and expenses increased by $59 million to $165 million in 2012 due primarily to selling more acres during 2012 and selling large non-strategic property during 2012 with a higher book value compared to the book value of properties sold in 2011.

Manufactured Products Segment.

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	115,342 MBF	$532	115,925 MBF	$518
Plywood	199,356 MSF	$419	172,433 MSF	$379
MDF	199,482 MSF	$625	160,144 MSF	$608

(A)	Represents product prices at the mill level.

Revenues increased by $51 million, or 19%, to $324 million in 2012. This increase in revenues was due primarily to higher MDF sales volumes ($24 million), higher plywood sales volumes ($8 million), higher plywood prices ($8 million), higher MDF prices ($3 million), and higher lumber sales prices ($2 million).

MDF sales volume was 25% higher during 2012 compared to 2011 due primarily to an increase in demand and reduced supply. MDF demand increased from many of our industrial customers for products such as molding, architectural doors and store fixtures. The supply of MDF in North America has declined due primarily to lower imports and curtailed production at high cost domestic mills. The lower imports are primarily the result of foreign manufacturers targeting their production to more attractive global markets. Additionally, the reduced supply has allowed for modest MDF price increases during 2012. MDF average prices were 3% higher during 2012 compared to the prior year.

Plywood sales volume was 16% higher during 2012 compared to 2011 due primarily to a modest increase in demand and reduced supply. We have experienced improvement in demand from both our industrial (e.g., truck trailers) and commercial (e.g., concrete form) customers. The supply of plywood in North America has declined due primarily to a combination of domestic mill curtailments and many currently operating plywood plants not adding shifts to increase production. The reduced supply has allowed for plywood price increases during 2012 and, as a result, plywood average prices were 11% higher during 2012 compared to the prior year.

Manufactured Products Segment operating income was 9% of its revenues for 2012 compared to 5% of its revenues for 2011. The improvement in operating performance was due primarily to higher product prices along with an increase in MDF and plywood sales volume which allowed us to operate our facilities at volume levels that better optimize our production costs. Manufactured Products Segment costs and expenses increased by $37 million, or 14%, to $295 million due primarily to increased sales volumes.

PLUM CREEK 2012 FORM 10-K | 43

Table of Contents	PART II / ITEM 7

Other Segment. Operating income decreased $2 million to $19 million in 2012 compared to 2011 due primarily to a payment of $2 million that we received during 2011 for the settlement of a dispute that related to certain mineral rights. The $2 million is recorded in our Other Segment and reported as Other Operating Income (Expense), net in our Consolidated Statements of Income. See Note 20 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $64 million during 2012 compared to $54 million during 2011. The increase of $10 million was due primarily to higher annual incentive compensation expense ($4 million), higher share-based compensation costs ($2 million) and higher corporate communications and information technology costs ($2 million).

The increase in share-based compensation expense is due primarily to fair value adjustments. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups. See Note 14 of the Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general, and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $116 million in 2012 compared to $106 million in 2011. This increase in expense of $10 million was due primarily to higher annual incentive compensation expense ($7 million), higher share-based compensation costs ($3 million), higher information technology costs ($2 million), and higher corporate communications costs ($1 million), offset in part, by a charitable contribution we made to a forest conservation fund in 2011 ($5 million).

Equity Earnings from Timberland Venture. Equity earnings increased $3 million in 2012 compared to 2011. This increase was due primarily to increased amortization of basis difference in 2012. The basis difference resulted from the difference between the beginning book basis in the venture (our historical cost) and our share of the equity in the net assets of the venture (the fair value at inception). Basis difference associated with standing timber is amortized into equity earnings as timber is harvested during the period and the basis difference associated with timberland is recognized in equity earnings in the period in which timberlands are sold by the Timberland Venture. See Note 17 of the Notes to Consolidated Financial Statements.

Interest Expense, net. Interest expense, net of interest income, was $140 million in 2012. This was essentially flat compared to 2011.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $3 million for 2012 compared to a benefit for income taxes of $1 million in 2011. The benefit for income taxes increased $2 million from 2011 due primarily to higher expenses recognized by our taxable REIT subsidiaries along with lower earnings from real estate sales by our taxable REIT subsidiaries, offset in part by higher earnings from our manufacturing businesses.

Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2012, we have recorded deferred tax assets of $65 million (net of a $9 million valuation allowance) and deferred tax liabilities of $39 million. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

PLUM CREEK 2012 FORM 10-K | 44

Table of Contents	PART II / ITEM 7

2011 COMPARED TO 2010

Northern Resources Segment.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	2.319	$69	2.134	$63
Pulpwood ($/Ton Delivered)	1.680	$41	1.823	$39
Total	3.999		3.957

Revenues increased by $23 million, or 11%, to $233 million in 2011 compared to 2010. This increase was due primarily to higher sawlog prices ($15 million), higher sawlog harvest volumes ($11 million) and higher pulpwood prices ($4 million), partially offset by lower pulpwood harvest volumes ($5 million).

Sawlog prices were 10% higher in 2011 compared to 2010 due primarily to the increased demand from China for the export of sawlogs from the Pacific Northwest. The strong export demand favorably impacted domestic log prices by limiting the supply of domestic sawlogs. Export demand and sawlog prices declined moderately during the fourth quarter of 2011 due to high log inventories and a slowdown in China's economic growth. However, demand and prices remained strong compared to the prior year. Sawlog harvest volumes were 9% higher in 2011 compared to 2010 due primarily to the harvesting of volume that was previously deferred due to weak log prices. A portion of the previously deferred volume was harvested in 2011 to capture favorable export log prices.

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

Pulpwood prices were 22% lower on a stumpage basis (8% lower on a delivered basis) in 2011 compared to 2010. This decrease was due primarily to unusually dry harvesting conditions for most of 2011 compared to unusually wet harvesting conditions in 2010. Also in 2010, pulpwood markets were impacted by the temporary supply-chain disruption resulting from the February 2010 earthquake in Chile.

Sawlog prices were 14% lower on a stumpage basis (6% lower on a delivered basis) in 2011 compared to 2010. This decrease was due primarily to an ample supply of logs as a result of favorable harvesting conditions, weak demand

PLUM CREEK 2012 FORM 10-K | 45

Table of Contents	PART II / ITEM 7

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

Real Estate Segment.

	Year Ended December 31, 2011			Year Ended December 31, 2010
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	22,165	$27	$1,220	63,235	$61	$970
Large Non-Strategic	48,450	103	2,115	24,310	32	1,320
Conservation	67,425	70	1,050	116,105	122	1,050
Higher and Better Use / Recreational	47,295	96	2,015	53,265	114	2,140
Development Properties	20	—	6,405	845	3	3,415
Conservation Easements	n/a	5	460	n/a	4	455
Subtotal	185,355	$301		257,760	$336

Revenues decreased by $35 million to $301 million in 2011. This decrease was due primarily to lower revenues from sales of conservation properties ($52 million), small non-strategic properties ($34 million) and higher and better use / recreational properties ($18 million), offset in part by an increase in revenue from the sale of large non-strategic properties ($71 million).

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

Revenues from our higher and better use / recreational land sales decreased due primarily to selling approximately 6,000 (or 11%) fewer acres and to a lesser extent from a 5% lower average price per acre compared to sales in 2010. Demand for higher and better use / recreational properties (especially our higher value properties) remained weak due to concerns over near-term real estate values, low consumer confidence, and the inability of buyers to secure debt financing.

Revenue from the sale of large non-strategic timberlands was $103 million in 2011 compared to $32 million in 2010. The company took advantage of favorable demand for large parcels of commercial timberlands and increased the sale of large non-strategic properties.

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in

PLUM CREEK 2012 FORM 10-K | 46

Table of Contents	PART II / ITEM 7

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

The Real Estate Segment operating income as a percent of revenue was 65% for the year ended December 31, 2011 compared to 54% for 2010. This increase was due primarily to selling large and small non-strategic acres at a higher price per acre in 2011 compared to 2010 and a low operating margin for the large conservation sale in Montana during the fourth quarter of 2010. Real Estate Segment costs and expenses decreased by $50 million to $106 million in 2011 due primarily to selling fewer acres.

Manufactured Products Segment.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	115,925 MBF	$518	116,090 MBF	$507
Plywood	172,433 MSF	$379	172,716 MSF	$378
MDF	160,144 MSF	$608	157,017 MSF	$606

(A)	Represents product prices at the mill level.

Revenues increased by $8 million, or 3%, to $273 million in 2011 compared to 2010. This increase was due primarily to higher freight charges ($3 million), higher MDF sales volume ($2 million), and higher lumber prices ($1 million). Freight charges are included in both Revenues and Costs of Goods Sold. In 2011, the Manufactured Products Segment continued to be impacted by weakness in the U.S. housing market and very low levels of demand for wood products.

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

Other Segment. Operating income decreased $2 million to $21 million in 2011 compared to 2010 due primarily to a $5 million operating gain in connection with the termination of a land lease (primarily for the release of mineral rights) in 2010. Partially offsetting the decrease in operating income was a payment of $2 million that we received during 2011 for the settlement of a dispute that related to certain mineral rights. The $2 million and $5 million gains were recorded in our Other Segment and reported as Other Operating Income (Expense), net in our Consolidated Statements of Income. See Note 20 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (consisting of corporate overhead and intercompany profit elimination) decreased operating income by $54 million during 2011 compared to $50 million during 2010. The increase of $4 million was due primarily to higher share-based compensation costs ($3 million) and higher legal and regulatory compliance costs ($2 million).

The increase in share-based compensation expense was due primarily to fair value adjustments. We adjust the fair value of our liability associated with our value management plan quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $106 million in 2011 compared to $95 million in 2010. This increase in expense of $11 million was

PLUM CREEK 2012 FORM 10-K | 47

Table of Contents	PART II / ITEM 7

due primarily to a charitable contribution we made to a forest conservation fund ($5 million) in 2011, higher compensation expenses ($2 million) and higher legal and regulatory compliance costs ($2 million).

Interest Expense, net. Interest expense, net of interest income, was $139 million in 2011. This was essentially flat compared to 2010.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $1 million for 2011 compared to a provision for income taxes of $1 million in 2010. This decrease in tax expense of $2 million was due primarily to a $9 million decrease in operating income from our manufacturing business during 2011 compared to 2010 (resulting in lower tax expense of $4 million), offset in part by a valuation allowance recorded during 2011. We recorded a valuation allowance for certain state net operating loss carryforwards and other associated deferred tax assets for which we do not believe it is more likely than not they will be realized in future periods. Our total valuation allowance increased from $0 to $8 million for 2011. Of the total valuation allowance, $3 million related to deferred tax assets that were recognized by the company in previous years. The remainder of the valuation allowance was offset against deferred tax assets that were recognized in 2011, and therefore, had no impact on the Provision (Benefit) for Income Taxes.

PLUM CREEK 2012 FORM 10-K | 48

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

Our Resources and Manufactured Products Segments have significant uses of cash, and as a result our operating income (excluding depletion and depreciation) approximates the Segment’s operating cash flow. In contrast, our cash outflows in our Real Estate Segment are very small, and as a result our revenues from this Segment approximate operating cash flows. In our Other Segment, cash may be received in upfront payments, such as lease bonuses, but revenues will be recognized over several reporting periods (quarters or years). We have summarized our sources and uses of cash in a table later in this section.

During 2012, our operating results and cash flow continued to be negatively impacted by the weak housing and real estate markets. Net cash provided by operating activities for 2012 was $353 million compared to $374 million for 2011. This decrease of $21 million was due primarily to the purchase of an eight-year timber deed ($98 million), partially offset by higher proceeds from real estate sales, higher harvest levels, and improved manufacturing results. In anticipation of future increases in log prices, we expect net cash provided by operating activities in 2013 to improve by between 5% and 20% over the amount generated in 2012. While we do not expect to have timber deed purchases of similar magnitude ($98 million) in 2013, we expect lower proceeds from real estate sales. Proceeds from real estate sales in 2013 are expected to range between $250 million and $300 million compared to proceeds of $352 million in 2012.

We also prepare annual Segment comparisons of Adjusted EBITDA, which is a supplemental non-GAAP measure of operating performance and liquidity. Adjusted EBITDA for 2012 was $530 million compared to Adjusted EBITDA of $446 million for 2011. See Performance and Liquidity Measures (Non-GAAP Measures) later in this section.

During 2012, we refinanced a $350 million maturing term credit agreement with a new $450 million term credit agreement, refinanced our revolving line of credit and increased capacity by $100 million, and issued $325 million of 3.25% Public Debt, all of which were obtained at very attractive interest rates. A portion of the proceeds from these borrowings was used to fund timber deed and mineral rights acquisitions. The remaining proceeds will be used to fully fund our 2013 scheduled debt principal payments of $250 million.
We ended 2012 with a strong balance sheet; we had a cash balance of $356 million and availability on our line of credit of $595 million. We believe that our cash flows from operating activities will be adequate to fund 2013 planned capital expenditures and our dividend.
Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31 (in millions):

	2012	2011	2010
Net Cash Provided By Operating Activities	$353	$374	$449
Net Cash Used In Investing Activities	(167)	(171)	(58)
Net Cash Used In Financing Activities	(84)	(201)	(438)
Change in Cash and Cash Equivalents	$102	$2	$(47)

PLUM CREEK 2012 FORM 10-K | 49

Table of Contents	PART II / ITEM 7

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2012 totaled $353 million compared to $374 million in 2011. The decrease of $21 million is due primarily to the acquisition of a timber deed ($98 million) and lower proceeds from the sale of oil and gas exploration rights ($16 million), offset in part by higher proceeds from real estate sales ($48 million) and higher operating income from our Southern Resources and our Manufactured Products Segments, which improved cash generation compared to 2011 ($48 million). See Results of Operations for a discussion of factors impacting operating income for our Resources and Manufactured Products Segments and factors impacting Real Estate proceeds for our Real Estate Segment.

During 2012 we received proceeds of $5 million compared to proceeds of $21 million during 2011 in connection with signing various long-term agreements granting the right to explore for and produce oil and gas on certain of our properties.

In January 2012, we purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber which, along with future growth, will be harvested over the eight-year term of the deed. The timber deed purchase price has been reflected in our Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

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

Capital Expenditures. Capital expenditures were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Capital Expenditures (Excluding Timberland Acquisitions)	$72	$70	$71
Expenditures for Real Estate Development	4	3	2
Total Capital Expenditures	$76	$73	$73

Planned capital expenditures for 2013 (excluding timberland and mineral acquisitions) are expected to range between $75 million and $80 million and include approximately $64 million for our timberlands, $6 million for our manufacturing facilities, $5 million for real estate development investments, and $5 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2013 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities. Expenditures for Real Estate Development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

Timberland Acquisitions. During 2012, the company acquired approximately 13,000 acres of timberlands primarily located in Georgia and South Carolina for a total of $18 million. These purchases were funded with cash and have been accounted for as asset acquisitions. During 2011, the company acquired approximately 59,000 acres of timberlands primarily located in Alabama and Georgia for a total of $89 million. These purchases were financed primarily from our line of credit and have been accounted for as asset acquisitions. There were no significant timberland acquisitions in 2010.
Mineral Rights Acquisitions. In December 2012, we acquired mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina for approximately $76 million. We are entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. The purchase was

PLUM CREEK 2012 FORM 10-K | 50

Table of Contents	PART II / ITEM 7

financed from our 2012 public debt offering and has been accounted for as an asset acquisition. During 2011, we acquired mineral reserves in Oregon for approximately $12 million.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant.  In 2013, we have $250 million of scheduled debt principal payments that we intend to fund with the proceeds from our 2012 public debt offering (See discussion in Borrowings). We believe that our cash flows from operating activities will be more than adequate to fund 2013 planned capital expenditures and our dividend.

Sources and Uses of Cash.  The following table summarizes our sources and uses of cash for the years ended December 31 (in millions):

	2012	2011	2010
Sources of Cash:
Operations (A)	$404	$337	$402
Changes in Working Capital	15	(8)	(4)
Cash Distributions from Timberland Venture	56	56	57
Cash from Stock Option Exercises	18	10	2
Cash from Sale of Properties and Other Assets	—	—	13
Increase Debt Obligations, net	171	87	—
Other Cash Changes, net (B)	(1)	—	2
Total Sources of Cash	663	482	472
Uses of Cash:
Returned to Stockholders:
Dividends	(272)	(272)	(272)
Common Stock Repurchases	(1)	(26)	(51)
Reinvest in the Business:
Timber Deed Acquired	(98)	(5)	—
Capital Expenditures, including Real Estate Development (C)	(76)	(73)	(73)
Timberlands Acquired	(18)	(89)	—
Mineral Rights Acquired	(76)	(12)	—
Meet our Pension Obligations:
Pension Contributions	(20)	(3)	(4)
Purchases of Marketable Securities	—	—	(2)
Reduce Debt Obligations, net	—	—	(117)
Total Uses of Cash	(561)	(480)	(519)
Change in Cash and Cash Equivalents	$102	$2	$(47)

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Equity Earnings from Timberland Venture, Gain on Sales of Properties and Other Assets, Loss on Extinguishment of Debt, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes and Other Operating Activities (excluding Expenditures for Real Estate Development - see discussion in Footnote C below) to Net Income.

(B)	From the Consolidated Statements of Cash Flows, Other Investing Activities.

(C)	See Capital Expenditures section above for calculation. Expenditures for Real Estate Development are included in Other Operating Activities, net.

PLUM CREEK 2012 FORM 10-K | 51

Table of Contents	PART II / ITEM 7

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

The weighted-average interest rate for the borrowings on the $700 million line of credit was 1.43% as of December 31, 2012. The weighted-average interest rate on our previous $600 million line of credit was 1.96% as of December 31, 2011. As of December 31, 2012, we had $104 million of borrowings and $1 million of standby letters of credit outstanding; $595 million remained available for borrowing under our line of credit. As of January 2, 2013, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreements. In 2012, we borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement on the date of its maturity. The remaining proceeds were used to repay $100 million of borrowings outstanding under our line of credit. The $450 million term credit agreement matures on April 3, 2019 and had an interest rate of 1.71% as of December 31, 2012. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. The interest rate on the previous $350 million term credit agreement was 0.65% as of December 31, 2011.

We receive patronage refunds under the $450 million term credit agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. During 2012, we recorded $2 million in expected patronage distributions, which resulted in an effective net interest rate on the term loan of approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of December 31, 2012, the company had $260 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). Substantially all of the Private Debt matures in 2013, except for approximately $10 million that matures serially in 2014 through 2016.

As of December 31, 2012, the company had publicly issued and outstanding approximately $1.4 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $458 million of 5.875% Public Debt which matures in 2015, $575 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023. The $325 million of 3.25% Public Debt was issued by the Partnership in November 2012 to fund the 2013 maturities of Private Debt and finance the acquisition of certain mineral rights.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $242 million at December 31, 2012 and $237 million at December 31, 2011.

The Public Debt is structurally subordinated to all debt and liabilities of the Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2012, the total amount of debt and liabilities of the Partnership’s subsidiaries was $260 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets

PLUM CREEK 2012 FORM 10-K | 52

Table of Contents	PART II / ITEM 7

of the Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt only after the indebtedness of the Partnership’s subsidiaries has been repaid in full.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Senior Notes
Public Debt	$1,353	$1,029
Private Debt	260	263
Total Senior Notes	$1,613	$1,292

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

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2012. See Notes 10 and 17 of the Notes to Consolidated Financial Statements.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2012	2011	2010
Private Debt	$3	$95	$269
Term Credit Agreement	350	—	250
Total	$353	$95	$519

During 2010, the company prepaid approximately $213 million of Private Debt principal. This prepayment resulted in a $13 million loss. The $13 million loss for the year ended December 31, 2010 is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Covenants. Our Senior Notes, Term Credit Agreement and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of December 31, 2012.

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

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At December 31, 2012, our entire cash balance of $356 million is available to make restricted payments. See Note 10

PLUM CREEK 2012 FORM 10-K | 53

Table of Contents	PART II / ITEM 7

of the Notes to Consolidated Financial Statements.

As of December 31, 2012, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On February 5, 2013, the Board of Directors declared a dividend of $0.42 per share, or approximately $68 million, which will be paid on March 1, 2013 to stockholders of record on February 15, 2013. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current quarter and full year cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of land sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; debt covenant restrictions that may impose limitations on the company's ability to make cash payments; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At December 31, 2012, $175 million is available for share repurchases under the current Board of Directors' authorization. See Note 12 of the Notes to Consolidated Financial Statements.

Performance and Liquidity Measures (Non-GAAP Measures)

For a discussion of the factors impacting our operating performance, see the discussion included in this Item under Results of Operations. For a discussion of the factors impacting our liquidity, see the discussion included previously in Item 7 under Financial Condition and Liquidity. We have included the following Non-GAAP measurements because we believe these are commonly used by investors, lenders and rating agencies to assess our financial performance.

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

The following table compares Adjusted EBITDA by segment for the years ended December 31 (in millions):

	2012	2011	2010
Adjusted EBITDA by Segment
Northern Resources	$46	$50	$41
Southern Resources	157	125	157
Real Estate	326	274	314
Manufactured Products	44	28	36
Other	20	21	23
Other Costs and Eliminations, net	(63)	(52)	(48)
Total Adjusted EBITDA	$530	$446	$523

PLUM CREEK 2012 FORM 10-K | 54

Table of Contents	PART II / ITEM 7

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the years ended December 31 (in millions):

	2012

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$20	$26	$—	$46
Southern Resources	90	67	—	157
Real Estate	187	1	138	326
Manufacturing	29	15	—	44
Other	19	1	—	20
Other Costs and Eliminations	(65)	1	—	(64)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$281	$111	$138	$530

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	59
Interest Expense	(140)
(Provision) Benefit for Income Taxes	3
Net Income	$203

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$353
Interest Expense				140
Amortization of Debt Costs				(3)
Provision / (Benefit) for Income Taxes				(3)
Distributions from Timberland Venture				(56)
Deferred Income Taxes				3
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				8
Timber Deed Acquired				98
Pension Plan Contributions				20
Working Capital Changes				(15)
Other				(15)
Adjusted EBITDA				$530

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2012 FORM 10-K | 55

Table of Contents	PART II / ITEM 7

	2011

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$24	$26	$—	$50
Southern Resources	74	51	—	125
Real Estate	195	2	77	274
Manufacturing	15	13	—	28
Other	21	—	—	21
Other Costs and Eliminations	(55)	2	—	(53)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$275	$94	$77	$446

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	56
Interest Expense	(139)
(Provision) Benefit for Income Taxes	1
Net Income	$193

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$374
Interest Expense				139
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(56)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				(11)
Timber Deed Acquired				5
Pension Plan Contributions				3
Working Capital Changes				8
Other				(13)
Adjusted EBITDA				$446

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2012 FORM 10-K | 56

Table of Contents	PART II / ITEM 7

	2010

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$13	$28	$—	$41
Southern Resources	107	50	—	157
Real Estate	180	2	132	314
Manufacturing	24	12	—	36
Other	23	—	—	23
Other Costs and Eliminations	(51)	2	—	(49)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$297	$94	$132	$523

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	57
Interest Expense	(138)
Gain (Loss) on Extinguishment of Debt	(13)
(Provision) Benefit for Income Taxes	(1)
Gain on Sale of Properties, net of tax	11
Net Income	$213

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$449
Interest Expense				138
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				1
Distributions from Timberland Venture				(57)
Deferred Income Taxes				(1)
Gain on Sale of Properties and Other Assets				2
Deferred Revenue from Long-Term Gas Leases				(3)
Timber Deed Acquired				—
Pension Plan Contributions				4
Working Capital Changes				4
Other				(12)
Adjusted EBITDA				$523

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2012 FORM 10-K | 57

Table of Contents	PART II / ITEM 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Approximately $2.4 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. We also have variable rate debt that is affected by changes in market interest rates. The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average contractual interest rates by expected maturity dates for the fixed and variable rate debt (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(A)
December 31, 2012
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$250	$3	$462	$4	$—	$900	$1,619	$1,731
Average Interest Rate(C)	4.9%	4.8%	4.7%	4.2%	4.2%	4.0%
Related Party Obligations
Principal Due						$783	$783	$973
Interest Rate						7.4%
Variable Rate Debt(D)						$450	$450	$450
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
December 31, 2011
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	3	$250	$3	$462	$3	$575	$1,296	$1,368
Average Interest Rate(C)	5.5%	5.4%	5.2%	5.2%	4.7%	4.7%
Related Party Obligations
Principal Due						$783	$783	$913
Interest Rate						7.4%
Variable Rate Debt	$350						$350	$349

(A)
The fair value of the company's Public Debt is estimated using market quotes; the fair value of the company's Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. See Note 11 of the Notes to Consolidated Financial Statements. The increase in fair value of our fixed rate debt compared to December 31, 2011 (excluding related party debt) was due primarily to the issuance of $325 million of 3.25% Public Debt during 2012 and lower market interest rates for our Public Debt at December 31, 2012 compared to December 31, 2011. At December 31, 2012, treasury rates and credit spreads (the difference between corporate debt rates and treasury rates) for debt with similar maturities were lower compared to December 31, 2011, resulting in lower market interest rates. This change in market interest rates also resulted in the increase in fair value of our Note Payable to Timberland Venture at December 31, 2012.

The fair value of our floating rate term loan (variable rate debt) as of December 31, 2012 and December 31, 2011 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of December 31, 2012 and December 31, 2011. The increase in fair value of our variable rate debt at December 31, 2012 was due to the issuance of the $450 million term credit agreement in 2012, from which a portion of the proceeds were used to repay the $350 million term credit agreement that was outstanding at December 31, 2011.

(B)	Excludes unamortized discount of $6 million and $4 million at December 31, 2012 and 2011, respectively.

PLUM CREEK 2012 FORM 10-K | 58

Table of Contents	PART II / ITEM 7A

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)
On July 10, 2012, the company borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement. As of December 31, 2012, the interest rate for the $450 million term credit agreement was 1.71%. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. The company receives patronage refunds under the $450 million term credit agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. During 2012, the company recorded $2 million in expected patronage distributions, which resulted in an effective net interest rate on the term loan of approximately 1%. This agreement matures on April 3, 2019.

Not included in the above table are borrowings under our $700 million revolving line of credit of $104 million. As of December 31, 2012, the weighted-average interest rate on the $104 million of borrowings was 1.43%. The interest rate on the line of credit is based on LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. As of January 2, 2013, all of the borrowings under our line of credit were repaid.

PLUM CREEK 2012 FORM 10-K | 59

Table of Contents	PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Millions, Except Per Share Amounts)	2012	2011	2010
REVENUES:
Timber	$641	$572	$569
Real Estate	352	301	336
Manufacturing	324	273	265
Other	22	21	20
Total Revenues	1,339	1,167	1,190

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	498	445	421
Real Estate	157	92	148
Manufacturing	286	250	236
Other	2	2	2
Total Cost of Goods Sold	943	789	807
Selling, General and Administrative	116	106	95
Total Costs and Expenses	1,059	895	902

Other Operating Income (Expense), net	1	3	9

Operating Income	281	275	297

Equity Earnings from Timberland Venture	59	56	57

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	82	81	80
Interest Expense (Note Payable to Timberland Venture)	58	58	58
Total Interest Expense, net	140	139	138

Loss on Extinguishment of Debt	—	—	(13)

Income before Income Taxes	200	192	203

Provision (Benefit) for Income Taxes	(3)	(1)	1

Income from Continuing Operations	203	193	202

Gain on Sale of Properties, net of tax	—	—	11

Net Income	$203	$193	$213

PER SHARE AMOUNTS:

Income from Continuing Operations – Basic	$1.25	$1.19	$1.25
Income from Continuing Operations – Diluted	$1.25	$1.19	$1.24

Net Income per Share – Basic	$1.25	$1.19	$1.31
Net Income per Share – Diluted	$1.25	$1.19	$1.31

Dividends Declared – per Common Share Outstanding	$1.68	$1.68	$1.68

Weighted-Average Number of Shares Outstanding
– Basic	161.5	161.7	162.1
– Diluted	161.9	162.0	162.3

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2012 FORM 10-K | 60

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Millions)	2012	2011	2010
Net Income	$203	$193	$213

Other Comprehensive Income before Income Taxes:
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	(2)	(31)	6
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	4	2	2
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	2	(1)	2
Less: Reclassification for Gains (Losses) Recognized in Net Income	—	—	—

Other Comprehensive Income (Loss) Before Tax	4	(30)	10

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	1	(6)	2

Other Comprehensive Income (Loss) After Tax	3	(24)	8

Comprehensive Income	$206	$169	$221

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2012 FORM 10-K | 61

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

(In Millions, Except Per Share Amounts)	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$356	$254
Accounts Receivable	22	28
Inventories	49	48
Deferred Tax Asset	7	5
Assets Held for Sale	61	103
Other Current Assets	13	15
	508	453

Timber and Timberlands, net	3,363	3,365
Mineral Rights, net	87	12
Property, Plant and Equipment, net	127	138
Equity Investment in Timberland Venture	204	201
Deferred Tax Asset	19	18
Investment in Grantor Trusts (at Fair Value)	39	36
Other Assets	37	36
Total Assets	$4,384	$4,259

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$248	$352
Line of Credit	104	348
Accounts Payable	26	25
Interest Payable	26	26
Wages Payable	29	20
Taxes Payable	9	9
Deferred Revenue	23	27
Other Current Liabilities	7	8
	472	815

Long-Term Debt	1,815	1,290
Note Payable to Timberland Venture	783	783
Other Liabilities	91	108
Total Liabilities	3,161	2,996

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 162.0 at December 31, 2012 and 161.3 at December 31, 2011	2	2
Additional Paid-In Capital	2,288	2,261
Retained Earnings (Accumulated Deficit)	(97)	(28)
Treasury Stock, at Cost, Common Shares – 26.9 at December 31, 2012 and 26.9 at December 31, 2011	(938)	(937)
Accumulated Other Comprehensive Income (Loss)	(32)	(35)
Total Stockholders’ Equity	1,223	1,263
Total Liabilities and Stockholders’ Equity	$4,384	$4,259

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2012 FORM 10-K | 62

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
(In Millions)	Shares	Dollars
January 1, 2010	162.8	$2	$2,233	$110	$(860)	$(19)	$1,466
Net Income				213			213
Other Comprehensive Income						8	8
Dividends				(272)			(272)
Stock Option Exercises	0.1	—	2				2
Shares Issued under Stock Incentive Plans	0.1	—	1				1
Share-based Compensation			7				7
Common Stock Repurchased	(1.4)	—			(51)		(51)
December 31, 2010	161.6	$2	$2,243	$51	$(911)	$(11)	$1,374
Net Income				193			193
Other Comprehensive Income						(24)	(24)
Dividends				(272)			(272)
Stock Option Exercises	0.3	—	10				10
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			8				8
Common Stock Repurchased	(0.7)	—			(26)		(26)
December 31, 2011	161.3	$2	$2,261	$(28)	$(937)	$(35)	$1,263
Net Income				203			203
Other Comprehensive Income						3	3
Dividends				(272)			(272)
Stock Option Exercises	0.6	—	18				18
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			9				9
Common Stock Repurchased	—	—			(1)		(1)
December 31, 2012	162.0	$2	$2,288	$(97)	$(938)	$(32)	$1,223

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2012 FORM 10-K | 63

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$203	$193	$213
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	114	96	96
Basis of Real Estate Sold	138	77	132
Equity Earnings from Timberland Venture	(59)	(56)	(57)
Distributions from Timberland Venture	56	56	57
Deferred Income Taxes	(3)	—	1
Gain on Sale of Properties and Other Assets	—	—	(13)
Loss on Extinguishment of Debt	—	—	13
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(8)	11	3
Timber Deed Acquired	(98)	(5)	—
Pension Plan Contributions	(20)	(3)	(4)
Working Capital Changes Impacting Cash Flow:
Income Tax Receivable	—	(1)	13
Other Working Capital Changes	15	(7)	(17)
Other	15	13	12
Net Cash Provided By Operating Activities	353	374	449

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(72)	(70)	(71)
Timberlands Acquired	(18)	(89)	—
Mineral Rights Acquired	(76)	(12)	—
Proceeds from Sale of Properties and Other Assets	—	—	13
Purchases of Marketable Securities	—	—	(2)
Other	(1)	—	2
Net Cash Used In Investing Activities	(167)	(171)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(272)	(272)	(272)
Borrowings on Line of Credit	1,843	1,921	1,783
Repayments on Line of Credit	(2,087)	(1,739)	(1,937)
Proceeds from Issuance of Long-Term Debt	773	—	575
Debt Issuance Costs	(5)	—	(7)
Principal Payments and Retirement of Long-Term Debt	(353)	(95)	(531)
Proceeds from Stock Option Exercises	18	10	2
Acquisition of Treasury Stock	(1)	(26)	(51)
Net Cash Used In Financing Activities	(84)	(201)	(438)

Increase (Decrease) In Cash and Cash Equivalents	102	2	(47)
Cash and Cash Equivalents:
Beginning of Period	254	252	299

End of Period	$356	$254	$252

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Interest - Debt Obligations to Unrelated Parties	$78	$76	$80
Interest - Note Payable to Timberland Venture	58	58	58
Interest - Net	$136	$134	$138
Income Taxes - Net	$—	$—	$(15)

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2012 FORM 10-K | 64

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek,” “the company,” “we,” “us,” or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. Plum Creek Timber Company, Inc. is also the parent company of its wholly-owned subsidiary Plum Creek Timberlands, L.P. (“the Partnership”), a Delaware Limited Partnership. At December 31, 2012, the company owned and managed approximately 6.4 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which have been curtailed). Included in the 6.4 million acres are approximately 850,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. Annual revenues from the company’s largest customer accounted for 7% of total annual revenues in 2012, 2011, and 2010. If adverse market conditions for wood products were to continue or worsen, the loss of this customer could have a significant effect on the company’s results of operations.

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

PLUM CREEK 2012 FORM 10-K | 65

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. These sales ("Credit Sales") were 3% of total real estate sales during 2010. There were no Credit Sales during 2012 or 2011.

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

Accounts Receivable.  Accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million at December 31, 2012 and $0.4 million at December 31, 2011. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. Plum Creek may enter into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions may include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The company uses a qualified escrow and/or trust account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the company.

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

Timber and Timberlands. Timber (including timber deeds and logging roads) and timberlands are stated at cost less

PLUM CREEK 2012 FORM 10-K | 66

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

Mineral Rights. Mineral rights are stated at cost less accumulated depletion. The company capitalizes the cost of obtaining mineral rights. A portion of the purchase price is charged against income (depletion expense) as we recognize royalty income from the sale of the products extracted from the quarries. Depletion rates are determined annually based on the relationship between the net carrying value of the mineral rights over the estimated remaining tons of mineral reserves.
Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the company’s 6.4 million acres of timberlands are approximately 850,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 850,000 acres of higher value timberlands are approximately 650,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

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

Properties developed by the company will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $13 million at both December 31, 2012 and 2011. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current).

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development

PLUM CREEK 2012 FORM 10-K | 67

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

costs for these projects and the book basis of the related timber and timberlands are included in Timber and Timberlands as they are still managed for timber operations.

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $61 million at December 31, 2012 and $103 million at December 31, 2011. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or by a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

Accounting for Equity Method Investments. In 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The company accounts for its interest in the Timberland Venture under the equity method of accounting. See Note 17 of the Notes to Consolidated Financial Statements.

Accounting for Unconsolidated Real Estate Joint Venture Arrangements. Under the terms of our current joint venture arrangement (entered into in 2006), the company received proceeds in connection with the sale of our land to the joint venture and will receive additional contingent consideration (i.e., joint venture earnings) as parcels of land are sold by the joint venture to unrelated third parties. Real estate revenue is recognized under the cost recovery method in connection with the sale of land to a joint venture. Under the cost recovery method, no profit is recognized until cash received from the buyer exceeds the book basis in the property sold. Proceeds in connection with the sale of land to the joint venture are recognized as Real Estate Revenue.

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

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded. Depreciation expense, excluding impairment charges, was $22 million, $20 million, and $19 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Plum Creek maintains another grantor trust, which the company uses to fund its non-qualified pension plan obligation. See Notes 11 and 13 of the Notes to Consolidated Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the

PLUM CREEK 2012 FORM 10-K | 68

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

Other Operating Income. Periodically the company will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 20 of the Notes to Consolidated Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2012 presentation. The reclassifications had no impact on operating income or net income.

During 2012, the company amended certain state income tax returns by filing on a unitary basis, which involves combining the REIT and its wholly-owned taxable REIT subsidiaries. The unitary state filings resulted in an additional deferred tax asset of $5 million, which was fully offset by an increase in the income tax valuation allowance. The change had no impact on the company's financial position, net income or cash flows in the current year or prior periods. The company has reflected the change as of the beginning of 2011 in the income tax footnote and the financial statements. See Note 7 of the Notes to Consolidated Financial Statements.
New Accounting Pronouncements

Fair Value Measurements and Disclosures. In 2011, the FASB amended fair value measurement and disclosure requirements. Among other things, the amendments changed certain disclosure requirements for fair value measurements. Upon adoption in 2012, the amendment having the most impact on the company relates to the fair value of debt disclosures. This amendment requires classification of the level within the fair value hierarchy and, for Level 2 and Level 3 measurements, a description of the valuation technique(s) and the inputs used in the fair value measurement, except that quantitative disclosures are not required. The amendments are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2011. The adoption did not have a material impact on the company's financial position, results of operations or cash flows. See Note 11 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2012 FORM 10-K | 69

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. EARNINGS PER SHARE

The following tables set forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2012	2011	2010
Income from Continuing Operations	$203	$193	$202
Gain on Sale of Properties, net of tax	—	—	11
Net Income Available to Common Stockholders	$203	$193	$213
Denominator for Basic Earnings per Share	161.5	161.7	162.1
Effect of Dilutive Securities – Stock Options	0.3	0.2	0.1
Effect of Dilutive Securities – Restricted Stock, Restricted Stock Units and Value Management Plan	0.1	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	161.9	162.0	162.3
Per Share Amounts – Basic:
Income from Continuing Operations	$1.25	$1.19	$1.25
Gain on Sale of Properties, net of tax	$—	$—	$0.07
Net Income	$1.25	$1.19	$1.31
Per Share Amounts – Diluted:
Income from Continuing Operations	$1.25	$1.19	$1.24
Gain on Sale of Properties, net of tax	$—	$—	$0.07
Net Income	$1.25	$1.19	$1.31

Basic and diluted per share amounts are computed independently for each caption presented. Therefore, the sum of the per share components from the table above may not equal the per share amount presented.

Under the company's Stock Incentive Plan (See Note 14 of the Notes to Consolidated Financial Statements), the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the years ended December 31 (shares in millions):

	2012	2011	2010
Number of Options	0.9	1.5	2.0
Range of Exercise Prices	$41.55 to $43.23	$35.22 to $43.23	$33.75 to $43.23
Expiration on or before	February 2021	February 2021	February 2020

PLUM CREEK 2012 FORM 10-K | 70

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Raw Materials (primarily logs)	$9	$10
Work-In-Process	2	1
Finished Goods	24	24
	35	35
Supplies	14	13
Total	$49	$48

NOTE 4. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Timber and Logging Roads, net	$2,169	$2,232
Timber Deed, net	92	5
Timberlands	1,102	1,128
Timber and Timberlands, net	$3,363	$3,365

During 2012, the company acquired approximately 13,000 acres of timberlands primarily located in Georgia and South Carolina for a total of $18 million. These purchases were funded with cash and have been accounted for as asset acquisitions. Timberland dispositions during 2012 were approximately 269,000 acres, of which 147,000 acres were located in the Northern Resources Segment and 122,000 acres were located in the Southern Resources Segment.

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

During 2011, the company acquired approximately 59,000 acres of timberlands primarily located in Alabama and Georgia for a total of $89 million. These purchases were financed primarily from our line of credit and have been accounted for as asset acquisitions. Timberland dispositions during 2011 were approximately 185,000 acres, of which 45,000 acres were located in the Northern Resources Segment and 140,000 acres were located in the Southern Resources Segment.

The company's Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2012, the book basis of real estate held for sale was $61 million and was $103 million as of December 31, 2011. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

PLUM CREEK 2012 FORM 10-K | 71

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2012	2011	2010
Impairment Losses	$—	$1	$1
Book Basis of Property	$4	$7	$2

The fair value of the impaired assets was primarily determined based on external appraisals which were derived from a combination of comparable sales and discounted future cash flows.

NOTE 5. MINERAL RIGHTS

On December 31, 2012, the company acquired mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina for approximately $76 million. The company is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. Our mineral rights expire after 40 years. The company estimates that annual depletion expense related to these mineral rights will be approximately $2 million for each of the next five years.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Land, Buildings and Improvements	$88	$86
Machinery and Equipment	318	315
	406	401
Accumulated Depreciation	(279)	(263)
Property, Plant and Equipment, net	$127	$138

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

Plum Creek operates as a REIT through various wholly-owned subsidiaries and a joint venture partnership. The activities of the operating partnerships and joint venture partnership consist primarily of sales of standing timber under pay-as-cut sales contracts. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $1.8 billion at December 31, 2012.

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the company’s higher and better use timberlands. Plum Creek’s taxable REIT subsidiaries file a consolidated federal income tax return.

Prior to 2011, Plum Creek was generally subject to corporate-level tax (built-in gains tax) when the company made a

PLUM CREEK 2012 FORM 10-K | 72

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

The company recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2012, 2011, and 2010, amounts for interest and penalties included in the tax provision were insignificant. At December 31, 2012, and December 31, 2011, the company had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2012	2011	2010
Current Income Taxes:
Federal	$—	$—	$—
State	—	(2)	—
Deferred Income Taxes:
Federal	(3)	—	3
State	—	—	—
Benefit from Operating Loss Carryforward	(1)	(7)	(1)
Change to Valuation Allowance	1	8	—
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	—	—	(1)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(3)	$(1)	$1

The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2012	2011	2010
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$70	$67	$71
REIT Income not Subject to Federal Tax	(66)	(68)	(64)
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	—	—	(1)
Change to Valuation Allowance	1	8	—
State Income Tax Expense (Benefit), net of Federal Benefit	(1)	(6)	—
Tax Audit Settlements	—	1	—
Permanent Book-Tax Differences	(7)	(3)	(5)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(3)	$(1)	$1

The federal statutory income tax rate is 35%. The income generated by the activities of the REIT is generally not subject to federal income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain properties contributed (sold for tax purposes) to the taxable REIT subsidiaries that were subsequently sold, in which the tax basis exceeded the book basis.

Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

PLUM CREEK 2012 FORM 10-K | 73

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2012	2011	2010
Income from Continuing Operations	$(3)	$(1)	$1
Other Comprehensive Income	1	(6)	2
Gain on Sale of Properties	—	—	—
Additional Paid-In Capital (Share-Based Compensation)	—	—	—
Total Income Tax Provision (Benefit)	$(2)	$(7)	$3

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of the taxable REIT subsidiaries. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2012	2011
Deferred Income Tax Assets:
Federal and State Net Operating Loss Carryforwards	$18	$20
Accrued Compensation	9	7
Accrued Pension Benefits	14	17
Timber and Timberlands	11	9
Accrued Workers' Compensation Benefits	4	4
Other Accruals and Reserves	2	3
Valuation Allowance	(9)	(8)
	49	52
Deferred Income Tax Liabilities:
Machinery and Equipment	(23)	(29)
	(23)	(29)
Deferred Income Tax Asset, net	$26	$23

The company has federal net operating loss carryforwards for its taxable REIT subsidiaries of $24 million at December 31, 2012. The company has state net operating loss carryforwards for its taxable REIT subsidiaries of $198 million at December 31, 2012, which includes a portion of net operating loss carryfowards related to the REIT (i.e. Plum Creek). REIT net operating losses are generated to the extent the deduction for dividends paid exceeds Plum Creek's taxable income. In certain states, the company files a combined tax return for the REIT and the taxable REIT subsidiaries (a unitary return) and, therefore, may be able to utilize a portion of the REIT's net operating losses. The company's combined federal and state net operating loss carryforward deferred income tax asset is $18 million at December 31, 2012. The net operating loss carryfowards will begin to expire in 2028.

At December 31, 2012, the company had a valuation allowance of $9 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related primarily to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not will be realized in future periods. The determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The company has recorded gross deferred tax assets of $65 million (net of a $9 million valuation allowance) and $62 million (net of a $8 million valuation allowance) as of December 31, 2012 and December 31, 2011, respectively. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

PLUM CREEK 2012 FORM 10-K | 74

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2012	2011
Current Deferred Income Tax Asset	$7	$5
Non Current Deferred Income Tax Asset	19	18
Deferred Income Tax Asset, net	$26	$23

As of December 31, 2012 and December 31, 2011, we did not have any liabilities for unrecognized tax benefits. We believe the statute of limitations has expired for all tax years prior to 2006. We continue to monitor the progress of ongoing income tax controversies. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

The company's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has indicated that it may propose an adjustment to the company's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture.

If the IRS were to take this position and if it were upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, the company could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. The company expects that as much as 80% of any such distribution could be made with the company's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. The company would also pay interest and penalties, if applicable. The company continues to discuss the transaction with the IRS.

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter. We are confident in our position and believe that any proposed re-characterization of the Timberland Venture formation transaction by the IRS would ultimately be unsuccessful. We would intend to vigorously contest any re-characterization the IRS may assert.

NOTE 8. REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2012, 2011 and 2010, Plum Creek elected to designate all distributions as long-term capital gain dividends. As of and for the years ended December 31, 2012, 2011, and 2010, Plum Creek has distributed all of its taxable income. The company has no undistributed capital gain or ordinary income as of December 31, 2012.

The table below summarizes the historical tax character of distributions to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2012	2011	2010
Capital Gain Dividend	$1.68	$1.68	$1.68
Non-Taxable Return of Capital	—	—	—
Total Distributions	$1.68	$1.68	$1.68

PLUM CREEK 2012 FORM 10-K | 75

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. BORROWINGS

All of our borrowings, except the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership (“the Partnership”). Furthermore, all of the outstanding indebtedness of the Partnership is unsecured. Outstanding borrowings consist of the following (in millions):

	December 31, 2012	December 31, 2011
Line of Credit maturing 2017, 1.43% at 12/31/12, based on LIBOR plus 1.25%	$104	$348
Term Credit Agreement due 2019, 1.71% at 12/31/12, based on LIBOR plus 1.50%.	450	—
Term Credit Agreement due 2012, 0.65% at 12/31/11, based on LIBOR plus 0.375%.	—	350
Senior Notes due 2013, 6.18%	174	174
Senior Notes due 2013, 7.76% less unamortized discount of $0.1 at 12/31/12, effective rate of 8.05%	72	72
Senior Notes due 2015, 5.875% less unamortized discount of $2.6 at 12/31/12, effective rate of 6.10%	456	454
Senior Notes due 2016, mature serially 2013 to 2016, 8.05%	14	17
Senior Notes due 2021, 4.70% less unamortized discount of $0.3 at 12/31/12, effective rate of 4.71%	575	575
Senior Notes due 2023, 3.25% less unamortized discount of $2.6 at 12/31/12, effective rate of 3.34%	322	—
Note Payable to Timberland Venture due 2018, 7.375%	783	783
Total Long-Term Debt	2,950	2,773
Less: Current Portion of Long-Term Debt	248	352
Less: Line of Credit	104	348
Long-Term Portion	$2,598	$2,073

Line of Credit. On March 2, 2012, the company terminated its previous $600 million revolving line of credit due to mature on January 30, 2015 and entered into a new $700 million revolving line of credit agreement that matures on April 3, 2017. The weighted-average interest rate for the borrowings on the $700 million line of credit was 1.43% as of December 31, 2012. The weighted-average interest rate on the previous $600 million line of credit was 1.96% as of December 31, 2011. The interest rate on the line of credit is based on LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2012, we had $104 million of borrowings and $1 million of standby letters of credit outstanding; $595 million remained available for borrowing under our line of credit. As of January 2, 2013, all of the borrowings under our line of credit were repaid. The line of credit has been classified as a current liability in our Consolidated Balance Sheet as of December 31, 2012 because the company used a portion of its cash as of December 31, 2012 to repay the line.

Term Credit Agreement. On July 10, 2012, the company borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement on the date of its maturity. The interest rate on the $450 million term credit agreement was 1.71% as of December 31, 2012. The interest rate on the $350 million term credit agreement was 0.65% as of December 31, 2011. The $450 million term credit agreement matures on April 3, 2019. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%.

The company receives patronage refunds under the $450 million term credit agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits

PLUM CREEK 2012 FORM 10-K | 76

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to their members. During 2012, the company recorded $2 million in expected patronage distributions which resulted in an effective net interest rate on the term loan of approximately 1%. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of December 31, 2012, the company had $260 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). Substantially all of the Private Debt ($250 million) matures in 2013.

As of December 31, 2012, the company had publicly issued and outstanding approximately $1.4 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $458 million of 5.875% Public Debt which matures in 2015, $575 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023. The $325 million of 3.25% Public Debt was issued by the Partnership in November 2012.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $242 million at December 31, 2012 and $237 million at December 31, 2011.

The Public Debt is structurally subordinated to all debt and liabilities of the Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2012, the total amount of debt and liabilities of the Partnership’s subsidiaries was $260 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Partnership’s business or other similar process, the assets of the Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt only after the indebtedness of the Partnership’s subsidiaries has been repaid in full.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Senior Notes
Public Debt	$1,353	$1,029
Private Debt	260	263
Total Senior Notes	$1,613	$1,292

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

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2012. See Notes 10 and 17 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2012 FORM 10-K | 77

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2012	2011
Private Debt	$3	$95
Term Credit Agreement	350	—
Total	$353	$95

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2012 (in millions):

Maturity	Debt Agreements	Note Payable to Timberland Venture	Total
2013	$250	$—	$250
2014	3	—	3
2015	462	—	462
2016	4	—	4
2017	104	—	104
Thereafter	1,350	783	2,133
Total	$2,173	$783	$2,956

Debt Covenants. Certain of the company’s debt agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments (such as payments of cash dividends or stock repurchases). The borrowing agreements for the Private Debt limit our ability to make restricted payments (see Note 10 of the Notes to Consolidated Financial Statements) based on a computation of “available cash”, which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreement require that we maintain certain interest coverage and maximum leverage ratios. The company was in compliance with all of its borrowing agreement covenants as of December 31, 2012.

PLUM CREEK 2012 FORM 10-K | 78

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. RESTRICTED NET ASSETS

Plum Creek Timber Company, Inc. is the direct parent company of Plum Creek Timberlands, L.P. (“Partnership”) and Plum Creek Ventures I, LLC (“PC Ventures”), and the indirect parent of all the subsidiaries of the consolidated group. Plum Creek Timber Company, Inc. has no assets or liabilities other than its ownership interest in the Partnership and PC Ventures. During 2008, PC Ventures borrowed $783 million from an entity in which the Partnership has an equity interest. See Notes 9, 17 and 18 of the Notes to Consolidated Financial Statements. PC Ventures also has an ownership interest in the Partnership, and as a result, interest payments for this borrowing are funded by distributions to PC Ventures from the Partnership. PC Ventures has no other activities.

The Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. under the terms of certain debt agreements (see Note 9 of the Notes to Consolidated Financial Statements). Subject to certain restrictions, the Partnership can make loans or advances to Plum Creek Timber Company, Inc. Based on these provisions, at December 31, 2012, all of the Partnership’s Cash and Cash Equivalents ($356 million) are available to make restricted payments. At December 31, 2012, the Partnership and its consolidated subsidiaries had net assets of $1,223 million of which $867 million were restricted from being transferred by the Partnership to Plum Creek Timber Company, Inc.

Presented below is the condensed unconsolidated financial information for Plum Creek Timber Company, Inc. as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012. The ownership of the Partnership and PC Ventures is presented using the equity method of accounting. As of December 31, 2012 and 2011, the undistributed earnings included in retained earnings (accumulated deficit) from an entity accounted for by the equity method were $20 million and $17 million, respectively.

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Balance Sheet Data

(In Millions)	December 31, 2012	December 31, 2011
Assets
Investment in Consolidated Subsidiaries	$1,223	$1,263
Total Assets	$1,223	$1,263
Liabilities
Total Liabilities	$—	$—
Commitments and Contingencies
Stockholders’ Equity
Common Stock	2	2
Additional Paid-In Capital	2,288	2,261
Retained Earnings (Accumulated Deficit)	(97)	(28)
Treasury Stock, at cost	(938)	(937)
Accumulated Other Comprehensive Income (Loss)	(32)	(35)
Total Stockholders’ Equity	1,223	1,263
Total Liabilities and Equity	$1,223	$1,263

PLUM CREEK 2012 FORM 10-K | 79

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Statements of Income Data

	Year Ended
(In Millions)	December 31, 2012	December 31, 2011	December 31, 2010
Equity Earnings from Consolidated Subsidiaries	$203	$193	$213
Net Income	$203	$193	$213

Plum Creek Timber Company, Inc.
Condensed Unconsolidated Statements of Cash Flows Data

	Year Ended
(In Millions)	December 31, 2012	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net Income	$203	$193	$213
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Equity Earnings from Consolidated Subsidiaries	(203)	(193)	(213)
Net Cash Provided By (Used In) Operating Activities	—	—	—
Net Cash Provided By (Used In) Investing Activities	—	—	—
Cash Flows From Financing Activities:
Cash Dividends	(272)	(272)	(272)
Cash Distribution from Plum Creek Timberlands, L.P.	255	288	321
Proceeds from Stock Option Exercises	18	10	2
Acquisition of Treasury Stock	(1)	(26)	(51)
Net Cash Provided By (Used In) Financing Activities	—	—	—
Increase In Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents:
Beginning of Year	—	—	—
End of Year	$—	$—	$—

PLUM CREEK 2012 FORM 10-K | 80

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The company’s fair value measurements of its cash equivalents, available-for-sale securities, and trading securities, measured on a recurring basis, are categorized as Level 1 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 1 valuation is based on quoted prices in active markets at the measurement date for identical unrestricted assets or liabilities. Summarized below are the Level 1 assets reported in the company’s financial statements at fair value, measured on a recurring basis (in millions):

	Balance at December 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$354	$354
Available-for-Sale Securities (B)	34	34
Trading Securities (B)	5	5
Total	$393	$393

	Balance at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$253	$253
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$289	$289

(A)
Consists of several money market funds and is included in the $356 million and $254 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011. At December 31, 2012, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations. See Note 12 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both December 31, 2012 and 2011. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

PLUM CREEK 2012 FORM 10-K | 81

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below is the carrying amount and fair value of the company's debt (estimated using the discounted cash flows method) at December 31, 2012, along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,465	$—	$1,465
Private Debt (B)	260	—	266	—	266
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	104	—	104	—	104
Note Payable to Timberland Venture (E)	783	—	—	973	973
Total Debt	$2,950	$—	$2,285	$973	$3,258

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

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

There were no material fair value measurements of assets or liabilities measured on a nonrecurring basis during the years ended December 31, 2012 and 2011. See Note 4 of the Notes to Consolidated Financial Statements.

NOTE 12. STOCKHOLDERS' EQUITY

At December 31, 2012, Plum Creek had the following authorized capital of which 162.0 million shares of common stock were issued and outstanding:

•	300,634,566 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

PLUM CREEK 2012 FORM 10-K | 82

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Board of Directors, from time to time, has authorized a share repurchase program. The table below summarizes the share repurchases pursuant to this program for the years ended December 31:

	2011	2010
Shares of Common Stock (in millions)	0.7	1.4
Total Cost of Shares (in millions)	$25	$50
Average Cost per Share	$34.84	$36.37

There were no share repurchases pursuant to the Board of Directors authorized share repurchase program in 2012. At December 31, 2012, $175 million is available for share repurchases under the current Board of Directors authorization.

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2010
Net Income			$213
Unrealized Holding Gains	$2	$—	2
Defined Benefit Plans:
Actuarial Gain	6	2	4
Reclassification to Net Income	2	—	2
Total Comprehensive Income			$221
December 31, 2011
Net Income			$193
Unrealized Holding Losses	$(1)	$—	(1)
Defined Benefit Plans:
Actuarial Loss	(31)	(6)	(25)
Reclassification to Net Income	2	—	2
Total Comprehensive Income			$169
December 31, 2012
Net Income			$203
Unrealized Holding Gains	$2	$—	2
Defined Benefit Plans:
Actuarial Loss	(2)	—	(2)
Reclassification to Net Income	4	1	3
Total Comprehensive Income			$206

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2012	2011
Net Unrealized Holding Gains	$8	$6
Defined Benefit Plans:
Net Loss	(40)	(41)
Accumulated Other Comprehensive Income (Loss)	$(32)	$(35)

PLUM CREEK 2012 FORM 10-K | 83

Table of Contents	PART II / ITEM 8

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

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2012	2011
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$164	$135
Service Cost	6	6
Interest Cost	8	8
Actuarial Loss	11	21
Benefits Paid	(8)	(6)
Benefit Obligation at End of Period	$181	$164
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$100	$106
Actual Return on Plan Assets	16	(3)
Employer Contributions	20	3
Benefits Paid	(8)	(6)
Fair Value of Plan Assets at End of Period	128	100
Funded Status—December 31	$(53)	$(64)
Amounts Recognized in the Consolidated Balance Sheet
Current Liabilities	$4	$4
Other Long-Term Liabilities	49	60
Total	$53	$64

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The actuarial loss reflected in the change in benefit obligation for 2012 is due primarily to a change in the interest rate assumptions for measuring our pension liabilities as of December 31, 2012. Also, the actuarial loss reflected in the change in benefit obligation for 2011 is due primarily to a change in the interest rate assumptions for measuring our pension liabilities as of December 31, 2011.

PLUM CREEK 2012 FORM 10-K | 84

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the benefit obligation, accumulated benefit obligation, plan assets, and assets held in the grantor trust for the qualified and non-qualified pension plans as of December 31 (in millions):

	Qualified Pension Plan		Non-Qualified Pension Plans
	2012	2011	2012	2011
Projected Benefit Obligation	$140	$128	$41	$36
Accumulated Benefit Obligation	132	120	34	31
Plan Assets	128	100	N/A	N/A
Assets Held in the Grantor Trust	N/A	N/A	34	31

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2012, the company contributed $20 million to the qualified pension plan and did not make any contributions to its grantor trust associated with the non-qualified plans. During 2011, the company contributed $3 million to the qualified pension plan and did not make any contributions to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the company expects 2013 contributions to the qualified pension plan to range between $4 million and $10 million. During 2013, the company expects to contribute between $0 million and $2 million to its grantor trust associated with the non-qualified plans.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2012	2011	2010
Service Cost	$6	$6	$6
Interest Cost	8	8	7
Expected Return on Plan Assets	(7)	(7)	(7)
Recognized Actuarial Loss	4	2	2
Total Pension Cost	$11	$9	$8

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2012	2011	2010
Net Actuarial Loss (Gain)	$2	$31	$(6)
Amortization of Net Actuarial Loss	(4)	(2)	(2)
Total (Gain) Loss Recognized in Other Comprehensive Income	$(2)	$29	$(8)
Combined Pension Cost Recognized in Comprehensive Income	$9	$38	$—

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2012	2011
Net Loss	$52	$53
Deferred Tax Benefit	$(12)	$(12)

During 2013, we expect $4 million of the $52 million net actuarial loss to be included as a component of our total pension cost.

PLUM CREEK 2012 FORM 10-K | 85

Table of Contents	PART II / ITEM 8

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

	December 31, 2012	December 31, 2011
Discount Rates
Annuity Distributions	4.35%	4.95%
Lump-Sum Distributions	2.80%	3.02%
Rate of Compensation Increase	3.45%	3.45%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2012	2011	2010
Discount Rate	4.95%	5.90%	5.90%
Expected Long-Term Return on Plan Assets	7.50%	7.50%	7.75%
Rate of Compensation Increase	3.45%	3.45%	3.45%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.50% assumption as of both January 1, 2012 and January 1, 2011.

The market related value of plan assets for the qualified plan is a calculated value that spreads unexpected investment returns over three years. The market-related value of assets held in a grantor trust for the non-qualified plans is fair market value. There has been no change in the method for determining the market-related value of assets since the prior valuation.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the company’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2012, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	32%
Small and Mid-Size Capitalization Domestic Equities	7%
International Equities	26%
Fixed Income	35%

The company currently uses actively managed funds and index funds, utilizing six fund managers, to capture favorable returns in various asset classes and to diversify risk. Mutual funds invest in a diversified portfolio. Equity Securities and Collective Trust Funds are invested in a diversified portfolio whereby no more than 5% of an equity portfolio can be invested in a single company and fund managers are expected to be well diversified with respect to industry and economic sectors. Equity investments are limited to common stocks, common stock equivalents and preferred stock. Additionally, no more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries).

PLUM CREEK 2012 FORM 10-K | 86

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

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2012 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	14	—	—	14
Small and Mid. Cap. Domestic Equity Securities	9	—	—	9
International Equity Securities	34	—	—	34
Fixed Income Securities	39	—	—	39
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	26	—	26
Fixed Income Securities	—	6	—	6
Total Investments Measured at Fair Value	$96	$32	$—	$128

PLUM CREEK 2012 FORM 10-K | 87

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of each major class of plan assets were as follows as of December 31, 2011 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Equity Securities:
Large Cap. Domestic	11	—	—	11
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	11	—	—	11
Small and Mid. Cap. Domestic Equity Securities	7	—	—	7
International Equity Securities	25	—	—	25
Fixed Income Securities	30	—	—	30
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	11	—	11
Fixed Income Securities	—	5	—	5
Total Investments Measured at Fair Value	$84	$16	$—	$100

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2012):

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

Projected Benefit Payments. The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments
2013	$14
2014	15
2015	14
2016	15
2017	21
2018 through 2022	71

PLUM CREEK 2012 FORM 10-K | 88

Table of Contents	PART II / ITEM 8

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

The employer match was 100% for 2012, 2011 and 2010. Amounts charged to expense relating to the company’s thrift and profit sharing plan were $4 million in 2012, 2011 and 2010.

NOTE 14. SHARE-BASED COMPENSATION PLANS

During 2012, Plum Creek's stockholders approved a Stock Incentive Plan (“the Plan”) that provides for the award of shares of the company stock including, but not limited to, common stock awards, restricted stock units and value management awards. Under the Plan, there are 6.1 million shares of common stock reserved and eligible for issuance. At December 31, 2012, 0.2 million shares have been used in connection with 2012 grants and, therefore, 5.9 million shares remain available for future grants or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares. Prior to 2012, awards of non-qualified stock options, restricted stock, restricted stock units, and value management awards were made under a stockholder approved plan.
During 2012, the company's Compensation Committee modified its long-term incentive compensation programs by eliminating stock option grants and redistributing the value of these grants with increased grants of value management awards and restricted stock units. In addition, the company established new performance goals for the value management awards granted in 2012 compared to performance goals from previous years' awards.
Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon the company’s performance over a three-year period measured separately against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period.

Value management awards are earned in whole or in part based on a sliding scale. For the value management awards granted in 2012, no award is earned if the company's total shareholder return is below the 25th percentile of the peer group. The full value management award is earned if the company’s total shareholder return is above the 85th percentile. The value of an award between the 25th percentile and the 85th percentile is based on a sliding scale between 0% and 200% of the face value. A unit has a face value of $100.

For the value management awards granted in 2010 and 2011, no award is earned if the company’s total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th percentile and 75th percentile is based on a sliding scale between 0% and 200% of the face value.

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

PLUM CREEK 2012 FORM 10-K | 89

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Value management awards activity was as follows for the year ended December 31, 2012:

Units
Balance at January 1, 2012	226,865
Grants	130,200
Vested	(68,945)
Forfeitures	(8,920)
Balance at December 31, 2012	279,200

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2012 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2010 to 2012	74,540	$0.0	$0.0	$14.9
2011 to 2013	78,030	$7.0	$2.1	$15.6
2012 to 2014	126,630	$14.2	$9.6	$25.3

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2010 to 2012	$0	$0.0	Not Earned
2009 to 2011	$0	$0.0	Not Earned
2008 to 2010	$0	$0.0	Not Earned
2007 to 2009	$200	$11.1	1st Quarter 2010

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

PLUM CREEK 2012 FORM 10-K | 90

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units. Under the Plan, restricted stock units may be awarded to certain directors, officers and employees of the company. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on the company’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2012, 2011 and 2010 was $39.00, $41.45 and $35.27, respectively. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2012:

	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2012	243,800	$38.25
Granted	169,730	$39.00
Vested	(92,142)	$38.27
Forfeited	(10,350)	$38.54
Balance at December 31, 2012	311,038	$38.65

The total fair value of restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was approximately $4 million, $4 million and $3 million, respectively.

Awards of Common Stock. In 2012, the company began granting awards of common stock. Under the Plan, common stock of the company may be awarded to directors, officers and employees of the company. The common stock is granted without restriction or vesting provisions. During 2012, 18,500 shares of common stock were granted/issued with a weighted-average grant date fair value of $38.93. The total fair value of common stock awards that were issued during 2012 was $0.7 million. The fair value of common stock awards is based on the closing price of Plum Creek’s common stock on the date of grant.

Stock Options. The company did not grant any stock option awards in 2012. Under the Plan (and under Plum Creek's previous Stock Incentive Plan), non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the company. Each stock option granted allows the recipient the right to purchase the company’s common stock at the fair market value of the company’s common stock on the date of the grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the Plan, the exercise price of an option may not be reduced.

PLUM CREEK 2012 FORM 10-K | 91

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2012:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2012	3,540,925	$37.03
Granted	—	—
Exercised/Surrendered	(576,218)	31.02
Cancelled/Forfeited	(47,000)	39.28
Outstanding, December 31, 2012	2,917,707	$38.18	5.5	$18
Vested or Expected to Vest, December 31, 2012	2,708,246	$38.26	5.3	$17
Exercisable, December 31, 2012	2,100,054	$38.15	4.7	$13

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2012	2011	2010
Proceeds from Stock Options Exercised	$18	$10	$2
Intrinsic Value of Stock Options Exercised	$6	$4	$1
Tax Benefit Related to Stock Options Exercised	$1	$1	$—

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2011	2010
Expected Term (years)	6	6
Risk-Free Interest Rate	2.7%	2.7%
Volatility	40.6%	40.3%
Dividend Yield	4.0%	4.8%
Weighted-Average Measurement Date Fair Value	$11.60	$9.00

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of the company may be awarded to certain directors, officers and employees of the company. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of the company with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests six months from the grant date. No restricted stock was granted in 2012. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2011 and 2010 were $41.99 and $35.60, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2011 and 2010 was $0.7 million and $0.6 million, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

PLUM CREEK 2012 FORM 10-K | 92

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for all share-based compensation plans (including both awards paid in stock and cash) was approximately $13 million, $10 million and $5 million for the years ended December 31, 2012, 2011, and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, the company recognized $2 million, $2 million and $1 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2012, there was $24 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

NOTE 15. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Other Current Assets
Prepaid Expenses	$8	$7
Taxes Receivable	3	3
Notes Receivable	1	2
Other	1	3
	$13	$15
Other Non-Current Assets
Real Estate Development Properties	$13	$13
Unamortized Debt Issue Costs	11	8
Deposits	5	5
Notes Receivable	7	8
Other	1	2
	$37	$36
Other Current Liabilities
Accrued Pension Liability	$4	$4
Workers’ Compensation	1	2
Other	2	2
	$7	$8
Other Non-Current Liabilities
Timber Obligations	$5	$6
Deferred Compensation	5	5
Long-Term Incentive Compensation	7	3
Accrued Pension Liability	49	60
Deferred Revenue	14	20
Workers’ Compensation	9	10
Other	2	4
	$91	$108

PLUM CREEK 2012 FORM 10-K | 93

Table of Contents	PART II / ITEM 8

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

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2013 through 2029, with various renewal options by either party for periods ranging from two years to fifteen additional years.

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

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $3 million in both 2012 and 2011, and $4 million in 2010. Additionally, the company has timber obligations related to certain timberlands where the company acquired title to standing timber at the inception of the leases. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2012 (in millions):

	Operating Leases	Timber Obligations
2013	$3	$1
2014	2	—
2015	2	—
2016	1	—
2017	—	—
Thereafter	1	4
Total	$9	$5

NOTE 17. TIMBERLAND VENTURE - EQUITY METHOD INVESTMENT

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

PLUM CREEK 2012 FORM 10-K | 94

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

No gain was recognized in connection with the contribution of the timberlands to the venture in 2008. The book basis in the contributed timberlands was $174 million, and the company capitalized costs of $9 million in connection with the transfer. The Timberland Venture recorded the contributed timberlands at fair value, or $783 million. The difference between the beginning book basis in the venture ($174 million) and the company’s share of the equity in the net assets of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate. Since the inception of the Timberland Venture through December 31, 2012, the company has recognized $30 million in equity earnings related to the amortization of the basis difference.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. At December 31, 2012, the cumulative shortfall in allocated equity earnings is $25 million. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2012	2011	2010
Preferred Interest	$51	$50	$50
Common Interest	—	—	—
Amortization of Basis Difference	8	6	7
Total Equity Earnings from Timberland Venture	$59	$56	$57

PLUM CREEK 2012 FORM 10-K | 95

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Distributions from the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2012	2011	2010
Preferred Interest	$56	$56	$56
Common Interest	—	—	1
Total Distributions from Timberland Venture	$56	$56	$57

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

For the years ended December 31, 2012, 2011 and 2010, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to the company’s 2012 Form 10-K filing.

NOTE 18. VARIABLE INTEREST ENTITIES

The Timberland Venture (see Note 17 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary operating activities of the Timberland Venture consist of owning timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly interest payments on the Note Payable to Timberland Venture, the company has not provided financing or other support to the venture. The venture generates sufficient cash from operating activities to finance its operations.

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

The carrying amount of the investment is $204 million at December 31, 2012 and $201 million at December 31, 2011, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $204 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK 2012 FORM 10-K | 96

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. RELATED PARTY TRANSACTIONS

The company has a common and preferred interest in Southern Diversified Timber, LLC (“the Timberland Venture”), which is accounted for under the equity method of accounting. See Note 17 of the Notes to Consolidated Financial Statements.

Equity earnings and distributions from the Timberland Venture were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Equity Earnings	$59	$56	$57
Distributions	56	56	57

In 2008, the company borrowed $783 million from the Timberland Venture for a 10-year term at a fixed annual interest rate of 7.375%. The related party obligation is included in the Consolidated Balance Sheet as Note Payable to Timberland Venture. Interest expensed and paid with respect to the Note Payable to Timberland Venture were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Interest Expense	$58	$58	$58
Interest Payments	58	58	58

As a result, the company had accrued interest payable for the Note Payable to Timberland Venture of the following at December 31 (in millions):

	2012	2011
Interest Payable (to related party)	$7	$7

NOTE 20. SEGMENT INFORMATION

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

Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly to China and Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood and hardwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to the company’s Manufactured Products Segment (see Intersegment Revenues). Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Additionally, some logs are sold in export markets, mainly Europe and

PLUM CREEK 2012 FORM 10-K | 97

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Asia. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers, producers of oriented strand board, and producers of wood pellets for use in bioenergy. Additionally, the Southern Resources Segment leases a portion of our timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the company’s 6.4 million acres of timberlands are approximately 850,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 850,000 acres of higher value timberlands are approximately 650,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. The company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 300,000 acres, the company may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

	2012	2011	2010
Lumber	$78	$77	$75
Plywood	91	75	73
MDF	155	121	117
Total	$324	$273	$265

Other Segment. The Other Segment consists primarily of income associated with oil and natural gas production, rock and mineral extraction and wind power development, along with communication and transportation rights of way. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

The company evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the company does not produce such information internally.

PLUM CREEK 2012 FORM 10-K | 98

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources	Southern Resources	Real Estate(A)	Manufactured Products(B)	Other(C)	Total(D)

2012
External Revenues	$224	$417	$352	$324	$22	$1,339
Intersegment Revenues	22	—	—	—	—	22
Export Revenues	19	2	—	32	—	53
Depreciation, Depletion and Amortization	26	67	1	15	1	110
Basis of Real Estate Sold	—	—	138	—	—	138
Other Operating Gain	—	—	—	—	—	—
Operating Income (Loss)	20	90	187	29	19	345

2011
External Revenues	$213	$359	$301	$273	$21	$1,167
Intersegment Revenues	20	—	—	—	—	20
Export Revenues	26	—	—	25	—	51
Depreciation, Depletion and Amortization	26	51	2	13	—	92
Basis of Real Estate Sold	—	—	77	—	—	77
Other Operating Gain	—	—	—	—	2	2
Operating Income (Loss)	24	74	195	15	21	329

2010
External Revenues	$192	$377	$336	$265	$20	$1,190
Intersegment Revenues	18	—	—	—	—	18
Export Revenues	14	—	—	24	—	38
Depreciation, Depletion and Amortization	28	50	2	12	—	92
Basis of Real Estate Sold	—	—	132	—	—	132
Other Operating Gain	1	—	—	2	5	8
Operating Income (Loss)	13	107	180	24	23	347

(A)
The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of less than $1 million in 2012, $1 million in 2011 and $1 million in 2010. Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

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

PLUM CREEK 2012 FORM 10-K | 99

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

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for 2012, 2011 and 2010.

A reconciliation of total segment operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2012	2011	2010
Total Segment Operating Income	$345	$329	$347
Corporate and Other Unallocated Expenses	(65)	(55)	(51)
Other Unallocated Operating Income (Expense), net	1	1	1
Operating Income	281	275	297
Equity Earnings from Timberland Venture	59	56	57
Total Interest Expense, net	(140)	(139)	(138)
Gain (Loss) on Extinguishment of Debt	—	—	(13)
Income before Income Taxes	$200	$192	$203

NOTE 21. SUBSEQUENT EVENTS

Quarterly Dividend. On February 5, 2013, the Board of Directors authorized the company to make a dividend payment of $0.42 per share, or approximately $68 million, which will be paid on March 1, 2013 to stockholders of record on February 15, 2013.

PLUM CREEK 2012 FORM 10-K | 100

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions, Except Per Share Amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Revenues	$337	$294	$354	$354
Gross Profit	78	81	110	127
Operating Income	50	55	79	97
Net Income	29	36	59	79
Net Income per Share—Basic (A)	$0.18	$0.22	$0.36	$0.49
Net Income per Share—Diluted (A)	$0.18	$0.22	$0.36	$0.49
2011
Revenues	$275	$284	$293	$315
Gross Profit	85	88	93	112
Operating Income	60	63	69	83
Net Income	38	44	50	61
Net Income per Share—Basic (A)	$0.23	$0.27	$0.31	$0.38
Net Income per Share—Diluted (A)	$0.23	$0.27	$0.31	$0.38

(A)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

PLUM CREEK 2012 FORM 10-K | 101

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
February 22, 2013

PLUM CREEK 2012 FORM 10-K | 102

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.

We have audited Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Plum Creek Timber Company, Inc., and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
February 22, 2013

PLUM CREEK 2012 FORM 10-K | 103

Table of Contents	PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of December 31, 2012, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,359 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Millions)	2012	2011	2010
REVENUES:
Timber	$641	$572	$569
Real Estate	352	301	336
Manufacturing	324	273	265
Other	22	21	20
Total Revenues	1,339	1,167	1,190

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	498	445	421
Real Estate	157	92	148
Manufacturing	286	250	236
Other	2	2	2
Total Cost of Goods Sold	943	789	807
Selling, General and Administrative	116	106	95
Total Costs and Expenses	1,059	895	902

Other Operating Income (Expense), net	1	3	9

Operating Income	281	275	297

Equity Earnings from Timberland Venture	59	56	57

Interest Expense, net	82	81	80

Loss on Extinguishment of Debt	—	—	(13)

Income before Income Taxes	258	250	261

Provision (Benefit) for Income Taxes	(3)	(1)	1

Income from Continuing Operations	261	251	260

Gain on Sale of Properties, net of Tax	—	—	11

Net Income before Allocation to Series T-1 Preferred Interest and Partners	261	251	271

Net Income Allocable to Series T-1 Preferred Interest	(58)	(58)	(58)

Net Income Available to Common Interest Partners	$203	$193	$213

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2012 FORM 10-K | 104

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Millions)	2012	2011	2010
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$261	$251	$271

Other Comprehensive Income before Income Taxes:
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	(2)	(31)	6
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	4	2	2
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	2	(1)	2
Less: Reclassification for Gains (Losses) Recognized in Net Income	—	—	—

Other Comprehensive Income (Loss) Before Tax	4	(30)	10

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	1	(6)	2

Other Comprehensive Income (Loss) After Tax	3	(24)	8

Comprehensive Income	$264	$227	$279

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2012 FORM 10-K | 105

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS

(In Millions)	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$356	$254
Accounts Receivable	22	28
Inventories	49	48
Deferred Tax Asset	7	5
Assets Held for Sale	61	103
Other Current Assets	13	15
	508	453

Timber and Timberlands, net	3,363	3,365
Mineral Rights, net	87	12
Property, Plant and Equipment, net	127	138
Equity Investment in Timberland Venture	204	201
Deferred Tax Asset	19	18
Investment in Grantor Trusts ($39 and $36 at Fair Value in 2012 and 2011)	40	37
Other Assets	37	36
Total Assets	$4,385	$4,260

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$248	$352
Line of Credit	104	348
Accounts Payable	26	25
Interest Payable	19	19
Wages Payable	29	20
Taxes Payable	9	9
Deferred Revenue	23	27
Other Current Liabilities	7	8
	465	808

Long-Term Debt	1,815	1,290
Other Liabilities	92	109
Total Liabilities	2,372	2,207

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,223	1,263
Total Partnership Capital	2,013	2,053
Total Liabilities and Partnership Capital	$4,385	$4,260

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2012 FORM 10-K | 106

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

(In Millions)	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2010	$790	$1,485	$(19)	$2,256
Net Income before Allocation to Series T-1 Preferred Interest and Partners		271		271
Other Comprehensive Income			8	8
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(321)		(321)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		8		8
December 31, 2010	$790	$1,385	$(11)	$2,164
Net Income before Allocation to Series T-1 Preferred Interest and Partners		251		251
Other Comprehensive Income			(24)	(24)
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(288)		(288)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		8		8
December 31, 2011	$790	$1,298	$(35)	$2,053
Net Income before Allocation to Series T-1 Preferred Interest and Partners		261		261
Other Comprehensive Income			3	3
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(255)		(255)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		9		9
December 31, 2012	$790	$1,255	$(32)	$2,013

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2012 FORM 10-K | 107

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Preferred Partnership Interest and Partners	$261	251	$271
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	114	96	96
Basis of Real Estate Sold	138	77	132
Equity Earnings from Timberland Venture	(59)	(56)	(57)
Distributions from Timberland Venture	56	56	57
Deferred Income Taxes	(3)	—	1
Gain on Sale of Properties and Other Assets	—	—	(13)
Loss on Extinguishment of Debt	—	—	13
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(8)	11	3
Timber Deed Acquired	(98)	(5)	—
Pension Plan Contributions	(20)	(3)	(4)
Working Capital Changes Impacting Cash Flow:
Income Tax Receivable	—	(1)	13
Other Working Capital Changes	15	(7)	(17)
Other	15	13	12
Net Cash Provided By Operating Activities	411	432	507

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(72)	(70)	(71)
Timberlands Acquired	(18)	(89)	—
Mineral Rights Acquired	(76)	(12)	—
Proceeds from Sale of Properties and Other Assets	—	—	13
Purchases of Marketable Securities	—	—	(2)
Other	(1)	—	2
Net Cash Used In Investing Activities	(167)	(171)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(255)	(288)	(321)
Cash Distributions for Series T-1 Preferred Interest	(58)	(58)	(58)
Borrowings on Line of Credit	1,843	1,921	1,783
Repayments on Line of Credit	(2,087)	(1,739)	(1,937)
Proceeds from Issuance of Long-Term Debt	773	—	575
Debt Issuance Costs	(5)	—	(7)
Principal Payments and Retirement of Long-Term Debt	(353)	(95)	(531)
Net Cash Used In Financing Activities	(142)	(259)	(496)

Increase (Decrease) In Cash and Cash Equivalents	102	2	(47)
Cash and Cash Equivalents:
Beginning of Period	254	252	299

End of Period	$356	$254	$252

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Interest - Net	$78	$76	$80
Income Taxes - Net	$—	$—	$(15)

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2012 FORM 10-K | 108

Table of Contents	PART II / ITEM 8

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

At December 31, 2012, the Operating Partnership owned and managed approximately 6.4 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned eight wood product conversion facilities in the Northwest United States (two of which have been curtailed). Included in the 6.4 million acres are approximately 850,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. Annual revenues from the Operating Partnership’s largest customer accounted for 7% of total annual revenues in 2012, 2011, and 2010. If adverse market conditions for wood products were to continue or worsen, the loss of this customer could have a significant effect on the Operating Partnership’s results of operations.

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

PLUM CREEK 2012 FORM 10-K | 109

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products (primarily wood chips), and amounts billed for shipping and handling, are recognized at the time of delivery.

Revenue from the sale of real estate is recognized when the sale has been consummated, the buyer’s initial and ongoing payments are adequate, the risks and rewards of owning the property have transferred to the buyer, and we have no continuing involvement with the property. For substantially all of our real estate sales, we receive the entire consideration in cash at closing (“Cash Sales”). Also at closing, the risks and rewards of ownership transfer to the buyer and we do not have a continuing involvement in our properties after they are sold. We recognize revenue under the full accrual method for Cash Sales of real estate when the sale is consummated (i.e., at closing). On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable. These sales ("Credit Sales") were 3% of total real estate sales during 2010. There were no Credit Sales during 2012 or 2011.

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

Accounts Receivable. Accounts receivable is presented net of an allowance for doubtful accounts of $0.3 million at December 31, 2012 and $0.4 million at December 31, 2011. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

Like-Kind Exchanges. The Operating Partnership may enter into like-kind (tax-deferred) exchange transactions to acquire and sell assets, principally timberlands. These transactions may include both forward (timberlands sold, followed by reinvestment of proceeds to acquire timberlands) and reverse (timberlands purchased, followed by receipt of proceeds from timberland sales) like-kind exchanges. The Operating Partnership uses a qualified escrow and/or trust account to facilitate like-kind exchange transactions. Funds from forward like-kind exchange transactions are restricted from being used until the funds are either successfully reinvested in timber and timberlands or the exchange fails and the proceeds are distributed to the Operating Partnership.

PLUM CREEK 2012 FORM 10-K | 110

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

Timber and Timberlands. Timber (including timber deeds and logging roads) and timberlands are stated at cost less accumulated depletion for timber previously harvested and accumulated road amortization. The Operating Partnership capitalizes timber and timberland purchases along with reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, fertilization, herbicide application and the thinning of tree stands to improve growth. The Operating Partnership presents timber and timberland purchases and the capitalized costs described above under Investing Activities on the Consolidated Statements of Cash Flows. A timber deed, also called timber cutting rights, allows the Operating Partnership to harvest timber on timberlands it does not own over a specific time period (currently less than 10 years). The Operating Partnership capitalizes timber deed acquisitions. The Operating Partnership presents timber deed acquisitions under Operating Activities on the Consolidated Statements of Cash Flows. Timber carrying costs, such as real estate taxes, insect control, wildlife control, leases of timberlands (other than lease payments for the purchase of standing timber, in which case the payments are capitalized) and forest management personnel salaries and fringe benefits, are expensed as incurred. Costs of major roads are capitalized and amortized over 30 years. Costs for roads that are built to access multiple logging sites over numerous years are capitalized and amortized over 6 years. Costs for roads built to access a single logging site are expensed as incurred.

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

Mineral Rights. Mineral rights are stated at cost less accumulated depletion. The Operating Partnership capitalizes the cost of obtaining mineral rights. A portion of the purchase price is charged against income (depletion expense) as we recognize royalty income from the sale of the products extracted from the quarries. Depletion rates are determined annually based on the relationship between the net carrying value of the mineral rights over the estimated remaining tons of mineral reserves.
Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the Operating Partnership’s 6.4 million acres of timberlands are approximately 850,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 850,000 acres of higher value timberlands are approximately 650,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

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

PLUM CREEK 2012 FORM 10-K | 111

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Partnership determines the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Properties developed by the Operating Partnership will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $13 million at both December 31, 2012 and 2011. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current).

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

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $61 million at December 31, 2012 and $103 million at December 31, 2011. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or by a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

Accounting for Equity Method Investments. In 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The Operating Partnership accounts for its interest in the Timberland Venture under the equity method of accounting. See Note 14 of the Notes to Consolidated Financial Statements.

Accounting for Unconsolidated Real Estate Joint Venture Arrangements. Under the terms of our current joint venture arrangement (entered into in 2006), the Operating Partnership received proceeds in connection with the sale of our land to the joint venture and will receive additional contingent consideration (i.e., joint venture earnings) as parcels of land are sold by the joint venture to unrelated third parties. Real estate revenue is recognized under the cost recovery method in connection with the sale of land to a joint venture. Under the cost recovery method, no profit is recognized until cash received from the buyer exceeds the book basis in the property sold. Proceeds in connection with the sale of land to the joint venture are recognized as Real Estate Revenue.

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

PLUM CREEK 2012 FORM 10-K | 112

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

any gain or loss is recorded. Depreciation expense, excluding impairment charges, was $22 million, $20 million, and $19 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The Operating Partnership maintains another grantor trust, which the Operating Partnership uses to fund its non-qualified pension plan obligation. See Notes 8 and 10 of the Notes to Consolidated Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the Operating Partnership’s Consolidated Balance Sheets. Realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss, unless an other than temporary impairment has occurred, in which case an impairment loss is recognized in the Consolidated Statements of Income.

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

Other Operating Income. Periodically the Operating Partnership will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 17 of the Notes to Consolidated Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2012 presentation. The reclassifications had no impact on operating income or net income.

During 2012, the Operating Partnership amended certain state income tax returns by filing on a unitary basis, which involves combining the REIT (Plum Creek) and its wholly-owned taxable REIT subsidiaries. The unitary state filings resulted in an additional deferred tax asset of $5 million, which was fully offset by an increase in the income tax valuation allowance. The change had no impact on the Operating Partnership's financial position, net income or cash flows in the current year or prior periods. The Operating Partnership has reflected the change as of the beginning of 2011 in the income tax footnote and the financial statements. See Note 6 of the Notes to Consolidated Financial Statements.
New Accounting Pronouncements

Fair Value Measurements and Disclosures. In 2011, the FASB amended fair value measurement and disclosure requirements. Among other things, the amendments changed certain disclosure requirements for fair value measurements. Upon adoption in 2012, the amendment having the most impact on the Operating Partnership relates to the fair value of debt disclosures. This amendment requires classification of the level within the fair value hierarchy and, for Level 2 and Level 3 measurements, a description of the valuation technique(s) and the inputs used in the fair value measurement, except that quantitative disclosures are not required. The amendments are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2011. The adoption did not have a material impact on the Operating Partnership's financial position, results of operations or cash flows. See Note 8 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2012 FORM 10-K | 113

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Raw Materials (primarily logs)	$9	$10
Work-In-Process	2	1
Finished Goods	24	24
	35	35
Supplies	14	13
Total	$49	$48

NOTE 3. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Timber and Logging Roads, net	$2,169	$2,232
Timber Deed, net	92	5
Timberlands	1,102	1,128
Timber and Timberlands, net	$3,363	$3,365

During 2012, the Operating Partnership acquired approximately 13,000 acres of timberlands primarily located in Georgia and South Carolina for a total of $18 million. These purchases were funded with cash and have been accounted for as asset acquisitions. Timberland dispositions during 2012 were approximately 269,000 acres, of which 147,000 acres were located in the Northern Resources Segment and 122,000 acres were located in the Southern Resources Segment.

In January 2012, the Operating Partnership purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompasses approximately 4.7 million tons of standing timber which along with future growth, will be harvested over the eight-year term of the deed. The timber deed purchase price has been reflected in our Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

During 2011, the Operating Partnership acquired approximately 59,000 acres of timberlands primarily located in Alabama and Georgia for a total of $89 million. These purchases were financed primarily from our line of credit and have been accounted for as asset acquisitions. Timberland dispositions during 2011 were approximately 185,000 acres, of which 45,000 acres were located in the Northern Resources Segment and 140,000 acres were located in the Southern Resources Segment.

The Operating Partnership’s Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2012, the book basis of real estate held for sale was $61 million and was $103 million as of December 31, 2011. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

PLUM CREEK 2012 FORM 10-K | 114

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Impairment Losses	$—	$1	$1
Book Basis of Property	$4	$7	$2

The fair value of the impaired assets was primarily determined based on external appraisals which were derived from a combination of comparable sales and discounted future cash flows.

NOTE 4. MINERAL RIGHTS

On December 31, 2012, the Operating Partnership acquired mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina for approximately $76 million. The Operating Partnership is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. Our mineral rights expire after 40 years. The Operating Partnership estimates that annual depletion expense related to these mineral rights will be approximately $2 million for each of the next five years.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Land, Buildings and Improvements	$88	$86
Machinery and Equipment	318	315
	406	401
Accumulated Depreciation	(279)	(263)
Property, Plant and Equipment, net	$127	$138

NOTE 6. INCOME TAXES

Plum Creek Timberlands, L.P. is a wholly-owned limited partnership and therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% (directly and indirectly) to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT generally does not pay corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The book basis of Plum Creek’s assets and liabilities exceeds its tax basis by approximately $1.8 billion at December 31, 2012.

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

PLUM CREEK 2012 FORM 10-K | 115

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

The Operating Partnership recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2012, 2011 and 2010, amounts for interest and penalties included in the tax provision were insignificant. At December 31, 2012, and December 31, 2011, the Operating Partnership had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2012	2011	2010
Current Income Taxes:
Federal	$—	$—	$—
State	—	(2)	—
Deferred Income Taxes:
Federal	(3)	—	3
State	—	—	—
Utilization of (Benefit from) Operating Loss Carryforward	(1)	(7)	(1)
Change to Valuation Allowance	1	8	—
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	—	—	(1)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(3)	$(1)	$1

The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2012	2011	2010
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$70	$67	$71
REIT Income not Subject to Federal Tax	(66)	(68)	(64)
Benefit from Remeasurement of Deferred Tax Liability Due to a Change in Tax Law	—	—	(1)
Change to Valuation Allowance	1	8	—
State Income Tax Expense (Benefit), net of Federal Benefit	(1)	(6)	—
Tax Audit Settlements	—	1	—
Permanent Book-Tax Differences	(7)	(3)	(5)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(3)	$(1)	$1

The federal statutory income tax rate is 35%. The income generated by the activities of the REIT is generally not subject to federal income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain properties contributed (sold for tax purposes) to the taxable REIT subsidiaries that were subsequently sold, in which the tax basis exceeded the book basis.

PLUM CREEK 2012 FORM 10-K | 116

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2012	2011	2010
Income from Continuing Operations	$(3)	$(1)	$1
Other Comprehensive Income	1	(6)	2
Gain on Sale of Properties	—	—	—
Additional Paid-In Capital (Share-Based Compensation)	—	—	—
Total Income Tax Provision (Benefit)	$(2)	$(7)	$3

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2012	2011
Deferred Income Tax Assets:
Federal and State Net Operating Loss Carryforwards	$18	$20
Accrued Compensation	9	7
Accrued Pension Benefits	14	17
Timber and Timberlands	11	9
Accrued Workers' Compensation Benefits	4	4
Other Accruals and Reserves	2	3
Valuation Allowance	(9)	(8)
	49	52
Deferred Income Tax Liabilities:
Machinery and Equipment	(23)	(29)
	(23)	(29)
Deferred Income Tax Asset, net	$26	$23

The Operating Partnership has federal net operating loss carryforwards for its taxable REIT subsidiaries of $24 million at December 31, 2012. The Operating Partnership has state net operating loss carryforwards for its taxable REIT subsidiaries of $198 million at December 31, 2012, which includes a portion of net operating loss carryfowards related to the REIT (i.e. Plum Creek). REIT net operating losses are generated to the extent the deduction for dividends paid exceeds Plum Creek's taxable income. In certain states, the Operating Partnership files a combined tax return for the REIT and the taxable REIT subsidiaries (a unitary return) and, therefore, may be able to utilize a portion of the REIT's net operating losses. The Operating Partnership's combined federal and state net operating loss carryforward deferred income tax asset is $18 million at December 31, 2012. The net operating loss carryfowards will begin to expire in 2028.

At December 31, 2012, the Operating Partnership had a valuation allowance of $9 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related primarily to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not will be realized in future periods. The determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Operating Partnership has recorded gross deferred tax assets of $65 million (net of a $9 million valuation allowance) and $62 million (net of a $8 million valuation allowance) as of December 31, 2012 and December 31, 2011, respectively. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's

PLUM CREEK 2012 FORM 10-K | 117

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2012	2011
Current Deferred Income Tax Asset	$7	$5
Non Current Deferred Income Tax Asset	19	18
Deferred Income Tax Asset, net	$26	$23

As of December 31, 2012 and December 31, 2011, Plum Creek did not have any liabilities for unrecognized tax benefits. We believe the statute of limitations has expired for all tax years prior to 2006. Plum Creek continues to monitor the progress of ongoing income tax controversies. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

Plum Creek's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has indicated that it may propose an adjustment to Plum Creek's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to Plum Creek at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture.

If the IRS were to take this position and if it were upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, Plum Creek could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. Plum Creek expects that as much as 80% of any such distribution could be made with Plum Creek's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. Plum Creek would also pay interest and penalties, if applicable. We continue to discuss the transaction with the IRS.

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter. We are confident in our position and believe that any proposed re-characterization of the Timberland Venture formation transaction by the IRS would ultimately be unsuccessful. We would intend to vigorously contest any re-characterization the IRS may assert.

PLUM CREEK 2012 FORM 10-K | 118

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. BORROWINGS

Outstanding borrowings of the Operating Partnership, all of which are unsecured, consist of the following (in millions):

	December 31, 2012	December 31, 2011
Line of Credit maturing 2017, 1.43% at 12/31/12, based on LIBOR plus 1.25%	$104	$348
Term Credit Agreement due 2019, 1.71% at 12/31/12, based on LIBOR plus 1.50%.	450	—
Term Credit Agreement due 2012, 0.65% at 12/31/11, based on LIBOR plus 0.375%.	—	350
Senior Notes due 2013, 6.18%	174	174
Senior Notes due 2013, 7.76% less unamortized discount of $0.1 at 12/31/12, effective rate of 8.05%	72	72
Senior Notes due 2015, 5.875% less unamortized discount of $2.6 at 12/31/12, effective rate of 6.10%	456	454
Senior Notes due 2016, mature serially 2013 to 2016, 8.05%	14	17
Senior Notes due 2021, 4.70% less unamortized discount of $0.3 at 12/31/12, effective rate of 4.71%	575	575
Senior Notes due 2023, 3.25% less unamortized discount of $2.6 at 12/31/12, effective rate of 3.34%	322	—
Total Long-Term Debt	2,167	1,990
Less: Current Portion of Long-Term Debt	248	352
Less: Line of Credit	104	348
Long-Term Portion	$1,815	$1,290

Line of Credit. On March 2, 2012, the Operating Partnership terminated its previous $600 million revolving line of credit due to mature on January 30, 2015 and entered into a new $700 million revolving line of credit agreement that matures on April 3, 2017. The weighted-average interest rate for the borrowings on the $700 million line of credit was 1.43% as of December 31, 2012. The weighted-average interest rate on the previous $600 million line of credit was 1.96% as of December 31, 2011. The interest rate on the line of credit is based on LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $100 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2012, we had $104 million of borrowings and $1 million of standby letters of credit outstanding; $595 million remained available for borrowing under our line of credit. As of January 2, 2013, all of the borrowings under our line of credit were repaid. The line of credit has been classified as a current liability in our Consolidated Balance Sheet as of December 31, 2012 because the Operating Partnership used a portion of its cash as of December 31, 2012 to repay the line.

Term Credit Agreement. On July 10, 2012, the Operating Partnership borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement on the date of its maturity. The interest rate on the $450 million term credit agreement was 1.71% as of December 31, 2012. The interest rate on the $350 million term credit agreement was 0.65% as of December 31, 2011. The $450 million term credit agreement matures on April 3, 2019. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%.

The Operating Partnership receives patronage refunds under the $450 million term credit agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. During 2012, the Operating Partnership recorded $2 million in expected patronage distributions which resulted in an effective net interest rate on the term loan of approximately 1%. The term loan

PLUM CREEK 2012 FORM 10-K | 119

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreement is subject to covenants that are substantially the same as those of our revolving line of credit.

Senior Notes. The Operating Partnership has outstanding Senior Notes with various maturities and fixed interest rates. As of December 31, 2012, the Operating Partnership had $260 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). Substantially all of the Private Debt ($250 million) matures in 2013.

As of December 31, 2012, the Operating Partnership had publicly issued and outstanding approximately $1.4 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $458 million of 5.875% Public Debt which matures in 2015, $575 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023. The $325 million of 3.25% Public Debt was issued by the Operating Partnership in November 2012.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $242 million at December 31, 2012 and $237 million at December 31, 2011.

The Public Debt is structurally subordinated to all debt and liabilities of the Operating Partnership’s subsidiaries to the extent of the value of the assets at the subsidiaries. At December 31, 2012, the total amount of debt and liabilities of the Operating Partnership’s subsidiaries was $260 million, all of which was unsecured. In the event of insolvency, bankruptcy, liquidation, reorganization, dissolution, winding up of the Operating Partnership’s business or other similar process, the assets of the Operating Partnership’s subsidiaries will be available to pay the amounts due on the Public Debt only after the indebtedness of the Operating Partnership’s subsidiaries has been repaid in full.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Senior Notes
Public Debt	$1,353	$1,029
Private Debt	260	263
Total Senior Notes	$1,613	$1,292

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

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2012	2011
Private Debt	$3	$95
Term Credit Agreement	350	—
Total	$353	$95

PLUM CREEK 2012 FORM 10-K | 120

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2012 (in millions):

Maturity	Debt Agreements
2013	$250
2014	3
2015	462
2016	4
2017	104
Thereafter	1,350
Total	$2,173

Debt Covenants. Certain of the Operating Partnership’s debt agreements contain various restrictive covenants, including limitations on harvest levels, sales of assets, the incurrence of indebtedness and making restricted payments on behalf of Plum Creek (such as payments of cash dividends or stock repurchases). The borrowing agreements for the Private Debt limit our ability to make restricted payments based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. Furthermore, our line of credit and term credit agreement require that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership was in compliance with all of its borrowing agreement covenants as of December 31, 2012.

PLUM CREEK 2012 FORM 10-K | 121

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The Operating Partnership’s fair value measurements of its cash equivalents, available-for-sale securities, and trading securities, measured on a recurring basis, are categorized as Level 1 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 1 valuation is based on quoted prices in active markets at the measurement date for identical unrestricted assets or liabilities. Summarized below are the Level 1 assets reported in the Operating Partnership’s financial statements at fair value, measured on a recurring basis (in millions):

	Balance at December 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$354	$354
Available-for-Sale Securities (B)	34	34
Trading Securities (B)	5	5
Total	$393	$393

	Balance at December 31, 2011	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$253	$253
Available-for-Sale Securities (B)	31	31
Trading Securities (B)	5	5
Total	$289	$289

(A)
Consists of several money market funds and is included in the $356 million and $254 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011. At December 31, 2012, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations. See Note 9 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both December 31, 2012 and 2011. Changes in the fair value of trading securities were not material to the Operating

PLUM CREEK 2012 FORM 10-K | 122

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Partnership's financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below is the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flow method) at December 31, 2012, along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value
	Carrying Amount	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,465	$—	$1,465
Private Debt (B)	260	—	266	—	266
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	104	—	104	—	104
Total Debt	$2,167	$—	$2,285	$—	$2,285

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using market quotes for the Operating Partnership's public bonds.

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

There were no material fair value measurements of assets or liabilities measured on a nonrecurring basis during the years ended December 31, 2012 and 2011. See Note 3 of the Notes to Consolidated Financial Statements.

NOTE 9. PARTNERS' CAPITAL

During 2008, PC Ventures I, LLC (“PC Ventures”), a 100% wholly-owned subsidiary of Plum Creek Timber Company, Inc., borrowed $783 million from an entity in which a subsidiary of the Operating Partnership has an equity interest. See Note 14 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a Series T-1 Redeemable Preferred Limited Partnership Interest in the Operating Partnership (“Series T-1 Preferred Interest”). The Operating Partnership has no ownership interest in PC Ventures.

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

PLUM CREEK 2012 FORM 10-K | 123

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to the extent the Operating Partnership has available assets to distribute to the Series T-1 Preferred Interest.

Under the terms of our note agreements and line of credit (see Note 7 of the Notes to Consolidated Financial Statements), the Operating Partnership is restricted from transferring assets and funds in the form of loans, advances or cash dividends to Plum Creek Timber Company, Inc. and PC Ventures. Subject to certain restrictions, the Operating Partnership can make loans or advances to Plum Creek Timber Company, Inc. and PC Ventures. Based on these provisions, the Operating Partnership could distribute or advance the cash on its balance sheet as of December 31, 2012, or $356 million, all of which is considered unrestricted assets. At December 31, 2012, the Operating Partnership and its consolidated subsidiaries had net assets of $1,223 million of which $867 million was restricted from being transferred by the Operating Partnership to Plum Creek Timber Company, Inc. and PC Ventures.

As of December 31, 2012 and December 31, 2011, the undistributed earnings included in partnership capital from an entity accounted for by the equity method were $20 million and $17 million, respectively.

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans and unrealized gains and losses on available-for-sale securities. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2010
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$271
Unrealized Holding Gains	$2	$—	2
Defined Benefit Plans:
Actuarial Gain	6	2	4
Reclassification to Net Income	2	—	2
Total Comprehensive Income			$279
December 31, 2011
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$251
Unrealized Holding Losses	$(1)	$—	(1)
Defined Benefit Plans:
Actuarial Loss	(31)	(6)	(25)
Reclassification to Net Income	2	—	2
Total Comprehensive Income			$227
December 31, 2012
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$261
Unrealized Holding Gains	$2	$—	2
Defined Benefit Plans:
Actuarial Loss	(2)	—	(2)
Reclassification to Net Income	4	1	3
Total Comprehensive Income			$264

PLUM CREEK 2012 FORM 10-K | 124

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	2012	2011
Net Unrealized Holding Gains	$8	$6
Defined Benefit Plans:
Net Loss	(40)	(41)
Accumulated Other Comprehensive Income (Loss)	$(32)	$(35)

NOTE 10. EMPLOYEE PENSION AND RETIREMENT PLANS

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

PLUM CREEK 2012 FORM 10-K | 125

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2012	2011
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$164	$135
Service Cost	6	6
Interest Cost	8	8
Actuarial Loss	11	21
Benefits Paid	(8)	(6)
Benefit Obligation at End of Period	$181	$164
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$100	$106
Actual Return on Plan Assets	16	(3)
Employer Contributions	20	3
Benefits Paid	(8)	(6)
Fair Value of Plan Assets at End of Period	128	100
Funded Status—December 31	$(53)	$(64)
Amounts Recognized in the Consolidated Balance Sheet
Current Liabilities	$4	$4
Other Long-Term Liabilities	49	60
Total	$53	$64

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The actuarial loss reflected in the change in benefit obligation for 2012 is due primarily to a change in the interest rate assumptions for measuring our pension liabilities as of December 31, 2012. Also, the actuarial loss reflected in the change in benefit obligation for 2011 is due primarily to a change in the interest rate assumptions for measuring our pension liabilities as of December 31, 2011.

The following table sets forth the benefit obligation, accumulated benefit obligation, plan assets, and assets held in the grantor trust for the qualified and non-qualified pension plans as of December 31 (in millions):

	Qualified Pension Plan		Non-Qualified Pension Plans
	2012	2011	2012	2011
Projected Benefit Obligation	$140	$128	$41	$36
Accumulated Benefit Obligation	132	120	34	31
Plan Assets	128	100	N/A	N/A
Assets Held in the Grantor Trust	N/A	N/A	34	31

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2012, the Operating Partnership contributed $20 million to the qualified pension plan and did not make any contributions to its grantor trust associated with the non-qualified plans. During 2011, the Operating Partnership contributed $3 million to the qualified pension plan and did not make any contributions to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the Operating Partnership expects 2013 contributions to the qualified

PLUM CREEK 2012 FORM 10-K | 126

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

pension plan to range between $4 million and $10 million. During 2013, the Operating Partnership expects to contribute between $0 million and $2 million to its grantor trust associated with the non-qualified plans.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2012	2011	2010
Service Cost	$6	$6	$6
Interest Cost	8	8	7
Expected Return on Plan Assets	(7)	(7)	(7)
Recognized Actuarial Loss	4	2	2
Total Pension Cost	$11	$9	$8

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2012	2011	2010
Net Actuarial Loss (Gain)	$2	$31	$(6)
Amortization of Net Actuarial Loss	(4)	(2)	(2)
Total (Gain) Loss Recognized in Other Comprehensive Income	$(2)	$29	$(8)
Combined Pension Cost Recognized in Comprehensive Income	$9	$38	$—

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2012	2011
Net Loss	$52	$53
Deferred Tax Benefit	$(12)	$(12)

During 2013, we expect $4 million of the $52 million net actuarial loss to be included as a component of our total pension cost.

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

	December 31, 2012	December 31, 2011
Discount Rates
Annuity Distributions	4.35%	4.95%
Lump-Sum Distributions	2.80%	3.02%
Rate of Compensation Increase	3.45%	3.45%

PLUM CREEK 2012 FORM 10-K | 127

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2012	2011	2010
Discount Rate	4.95%	5.90%	5.90%
Expected Long-Term Return on Plan Assets	7.50%	7.50%	7.75%
Rate of Compensation Increase	3.45%	3.45%	3.45%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.50% assumption as of both January 1, 2012 and January 1, 2011.

The market related value of plan assets for the qualified plan is a calculated value that spreads unexpected investment returns over three years. The market-related value of assets held in a grantor trust for the non-qualified plans is fair market value. There has been no change in the method for determining the market-related value of assets since the prior valuation.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the Operating Partnership’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2012, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	32%
Small and Mid-Size Capitalization Domestic Equities	7%
International Equities	26%
Fixed Income	35%

The Operating Partnership currently uses actively managed funds and index funds, utilizing six fund managers, to capture favorable returns in various asset classes and to diversify risk. Mutual funds invest in a diversified portfolio. Equity Securities and Collective Trust Funds are invested in a diversified portfolio whereby no more than 5% of an equity portfolio can be invested in a single company and fund managers are expected to be well diversified with respect to industry and economic sectors. Equity investments are limited to common stocks, common stock equivalents and preferred stock. Additionally, no more than 10% of a fixed income portfolio can be invested in a single issuer (other than U.S. treasuries). Fixed income investments are limited to U.S. treasuries, agencies of the U.S. Government, domestic corporations, municipalities, domestic banks and other U.S. financial institutions. Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the target allocations.

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

PLUM CREEK 2012 FORM 10-K | 128

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2012 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	14	—	—	14
Small and Mid. Cap. Domestic Equity Securities	9	—	—	9
International Equity Securities	34	—	—	34
Fixed Income Securities	39	—	—	39
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	26	—	26
Fixed Income Securities	—	6	—	6
Total Investments Measured at Fair Value	$96	$32	$—	$128

The fair values of each major class of plan assets were as follows as of December 31, 2011 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Equity Securities:
Large Cap. Domestic	11	—	—	11
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	11	—	—	11
Small and Mid. Cap. Domestic Equity Securities	7	—	—	7
International Equity Securities	25	—	—	25
Fixed Income Securities	30	—	—	30
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	11	—	11
Fixed Income Securities	—	5	—	5
Total Investments Measured at Fair Value	$84	$16	$—	$100

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2012):

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

PLUM CREEK 2012 FORM 10-K | 129

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Projected Benefit Payments. The following table presents expected future benefit payments projected based on the same assumptions used by the Operating Partnership to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments
2013	$14
2014	15
2015	14
2016	15
2017	21
2018 through 2022	71

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35% to 100%, depending upon financial performance.

The employer match was 100% for 2012, 2011 and 2010. Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $4 million in 2012, 2011 and 2010.

NOTE 11. SHARE–BASED COMPENSATION PLANS

All of Plum Creek’s activities are conducted through the Operating Partnership, therefore all share-based compensation expense is allocated to the Operating Partnership. Proceeds from the exercise of Plum Creek stock options are retained by Plum Creek Timber Company, Inc.

During 2012, Plum Creek Timber Company, Inc.'s stockholders approved a Stock Incentive Plan ("the Plan") that provides for the award of shares of Plum Creek stock including, but not limited to, common stock awards, restricted stock units and value management awards. Under the Plan, there are 6.1 million shares of Plum Creek Timber Company, Inc. common stock reserved and eligible for issuance. At December 31, 2012, 0.2 million shares have been used in connection with 2012 grants, and, therefore, 5.9 million shares remain available for future grants or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares. Prior to 2012, awards of non-qualified stock options, restricted stock, restricted stock units, and value management awards were made under a stockholder approved plan.

During 2012, Plum Creek's Compensation Committee modified its long-term incentive compensation programs by eliminating stock option grants and redistributing the value of these grants with increased grants of value management awards and restricted stock units. In addition, Plum Creek established new performance goals for the value management awards granted in 2012 compared to performance goals from previous years' awards.

Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon Plum Creek’s performance over a three-year period measured separately against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the Morgan Stanley REIT Index over the same period.

Value management awards are earned in whole or in part based on a sliding scale. For the value management awards granted in 2012, no award is earned if Plum Creek’s total shareholder return is below the 25th percentile of the peer

PLUM CREEK 2012 FORM 10-K | 130

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

group. The full value management award is earned if Plum Creek’s total shareholder return is above the 85th percentile. The value of an award between the 25th percentile and the 85th percentile is based on a sliding scale between 0% and 200% of the face value. A unit has a face value of $100.
For the value management awards granted in 2010 and 2011, no award is earned if Plum Creek's total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if Plum Creek's shareholder return is above the 75th percentile. A unit has a face value of $100. The value of an award between the 50th percentile and 75th percentile is based on a sliding scale between 0% and 200% of the face value.

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

Value management awards activity was as follows for the year ended December 31, 2012:

Units
Balance at January 1, 2012	226,865
Grants	130,200
Vested	(68,945)
Forfeitures	(8,920)
Balance at December 31, 2012	279,200

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2012 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2010 to 2012	74,540	$0.0	$0.0	$14.9
2011 to 2013	78,030	$7.0	$2.1	$15.6
2012 to 2014	126,630	$14.2	$9.6	$25.3

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2010 to 2012	$0	$0.0	Not Earned
2009 to 2011	$0	$0.0	Not Earned
2008 to 2010	$0	$0.0	Not Earned
2007 to 2009	$200	$11.1	1st Quarter 2010

Grants of value management awards are classified and accounted for as liabilities. As a result, the expense recognized over the performance period for value management awards will equal the fair value (i.e., cash value) of an award as of the last day of the performance period multiplied by the number of awards that are earned. The quarterly expense

PLUM CREEK 2012 FORM 10-K | 131

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

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2012, 2011 and 2010 was $39.00, $41.45 and $35.27, respectively. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2012:

	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2012	243,800	$38.25
Granted	169,730	$39.00
Vested	(92,142)	$38.27
Forfeited	(10,350)	$38.54
Balance at December 31, 2012	311,038	$38.65

The total fair value of restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was approximately $4 million, $4 million and $3 million, respectively.

Awards of Common Stock. In 2012, Plum Creek began granting awards of common stock. Under the Plan, common stock of Plum Creek Timber Company, Inc. may be awarded to directors, officers and employees of the Operating Partnership. The common stock is granted without restriction or vesting provisions. During 2012, 18,500 shares of Plum Creek common stock were granted/issued with a weighted-average grant date fair value of $38.93. The total fair value of common stock awards that were issued during 2012 was $0.7 million. The fair value of common stock awards is based on the closing price of Plum Creek’s common stock on the date of grant.

Stock Options. Plum Creek did not grant any stock option awards in 2012. Under the Plan (and under Plum Creek's previous Stock Incentive Plan), non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the Operating Partnership. Each stock option granted allows the recipient the right to purchase Plum Creek’s common stock at the fair market value of Plum Creek’s common stock on the date of the grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the Plan, the exercise price of an option may not be reduced.

PLUM CREEK 2012 FORM 10-K | 132

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2012:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2012	3,540,925	$37.03
Granted	—	—
Exercised/Surrendered	(576,218)	31.02
Cancelled/Forfeited	(47,000)	39.28
Outstanding, December 31, 2012	2,917,707	$38.18	5.5	$18
Vested or Expected to Vest, December 31, 2012	2,708,246	$38.26	5.3	$17
Exercisable, December 31, 2012	2,100,054	$38.15	4.7	$13

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2012	2011	2010
Proceeds from Stock Options Exercised	$18	$10	$2
Intrinsic Value of Stock Options Exercised	$6	$4	$1
Tax Benefit Related to Stock Options Exercised	$1	$1	$—

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the years ended December 31:

	2011	2010
Expected Term (years)	6	6
Risk-Free Interest Rate	2.7%	2.7%
Volatility	40.6%	40.3%
Dividend Yield	4.0%	4.8%
Weighted-Average Measurement Date Fair Value	$11.60	$9.00

The expected term of the options represents the estimated period of time until exercise and is based on the vesting period of the award and the historical exercise experience of similar awards. All participants were assumed to have similar exercise behavior. Expected volatility is based on historical volatility over the approximate expected term of the option.

Restricted Stock. Under the Plan, restricted stock of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. Restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of for a period of time from the date on which the restricted stock was granted. The recipients of restricted stock generally have the rights of stockholders of Plum Creek with respect to voting and receipt of dividends during the restricted period. Restricted stock generally vests six months from the grant date. No restricted stock was granted in 2012. The weighted-average grant date fair values of restricted stock awards granted for the years ended December 31, 2011 and 2010 were $41.99 and $35.60, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2011 and 2010 was $0.7 million and $0.6 million, respectively. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

PLUM CREEK 2012 FORM 10-K | 133

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for all share-based compensation plans (including both awards paid in stock and cash) was approximately $13 million, $10 million and $5 million for the years ended December 31, 2012, 2011, and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, the Operating Partnership recognized $2 million, $2 million and $1 million, respectively, in tax benefits associated with share-based compensation plans. At December 31, 2012, there was $24 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

NOTE 12. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2012	December 31, 2011
Other Current Assets
Prepaid Expenses	$8	$7
Taxes Receivable	3	3
Notes Receivable	1	2
Other	1	3
	$13	$15
Other Non-Current Assets
Real Estate Development Properties	$13	$13
Unamortized Debt Issue Costs	11	8
Deposits	5	5
Notes Receivable	7	8
Other	1	2
	$37	$36
Other Current Liabilities
Accrued Pension Liability	$4	$4
Workers’ Compensation	1	2
Other	2	2
	$7	$8
Other Non-Current Liabilities
Timber Obligations	$5	$6
Deferred Compensation	6	6
Long-Term Incentive Compensation	7	3
Accrued Pension Liability	49	60
Deferred Revenue	14	20
Workers’ Compensation	9	10
Other	2	4
	$92	$109

PLUM CREEK 2012 FORM 10-K | 134

Table of Contents	PART II / ITEM 8

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

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2013 through 2029, with various renewal options by either party for periods ranging from two years to fifteen additional years.

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

Lease Commitments. The Operating Partnership leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $3 million in both 2012 and 2011 and $4 million in 2010. Additionally, the Operating Partnership has timber obligations related to certain timberlands where the Operating Partnership acquired title to standing timber at the inception of the leases. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2012 (in millions):

	Operating Leases	Timber Obligations
2013	$3	$1
2014	2	—
2015	2	—
2016	1	—
2017	—	—
Thereafter	1	4
Total	$9	$5

NOTE 14. TIMBERLAND VENTURE - EQUITY METHOD INVESTMENT

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

PLUM CREEK 2012 FORM 10-K | 135

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

No gain was recognized in connection with the contribution of the timberlands to the venture in 2008. The book basis in the contributed timberlands was $174 million, and PC Member capitalized costs of $9 million in connection with the transfer. The Timberland Venture recorded the contributed timberlands at fair value, or $783 million. The difference between the beginning book basis in the venture ($174 million) and PC Member’s share of the equity in the net assets of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate. Since the inception of the Timberland Venture through December 31, 2012, the Operating Partnership has recognized $30 million in equity earnings related to the amortization of the basis difference.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. At December 31, 2012, the cumulative shortfall in allocated equity earnings is $25 million. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2012	2011	2010
Preferred Interest	$51	$50	$50
Common Interest	—	—	—
Amortization of Basis Difference	8	6	7
Total Equity Earnings from Timberland Venture	$59	$56	$57

PLUM CREEK 2012 FORM 10-K | 136

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Distributions from the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2012	2011	2010
Preferred Interest	$56	$56	$56
Common Interest	—	—	1
Total Distributions from Timberland Venture	$56	$56	$57

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

For the years ended December 31, 2012, 2011, and 2010, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to Plum Creek’s 2012 Form 10-K filing.

NOTE 15. VARIABLE INTEREST ENTITIES

The Timberland Venture (see Note 14 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary operating activities of the Timberland Venture consist of owning timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly distributions to PC Ventures which it uses to fund interest payments on the loan owed by PC Ventures, the Operating Partnership has not provided financing or other support to the venture. The venture generates sufficient cash from operating activities to finance its operations.

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

The carrying amount of the investment is $204 million at December 31, 2012 and $201 million at December 31, 2011, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $204 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK 2012 FORM 10-K | 137

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

Transactions with Other Related Parties. A subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”) has a common and preferred interest in Southern Diversified Timber, LLC (“the Timberland Venture”), which is accounted for under the equity method of accounting. See Note 14 of the Notes to Consolidated Financial Statements. Equity earnings and distributions from the Timberland Venture were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Equity Earnings	$59	$56	$57
Distributions	56	56	57

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

	2012	2011	2010
Cash Distributions	$58	$58	$58

NOTE 17. SEGMENT INFORMATION

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

Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly to China and Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood and hardwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to the Operating Partnership’s Manufactured Products Segment (see Intersegment Revenues). Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers, producers of oriented strand board, and

PLUM CREEK 2012 FORM 10-K | 138

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

producers of wood pellets for use in bioenergy. Additionally, the Southern Resources Segment leases a portion of our timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the Operating Partnership’s 6.4 million acres of timberlands are approximately 850,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 850,000 acres of higher value timberlands are approximately 650,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. The Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 300,000 acres, the Operating Partnership may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

	2012	2011	2010
Lumber	$78	$77	$75
Plywood	91	75	73
MDF	155	121	117
Total	$324	$273	$265

Other Segment. The Other Segment consists primarily of income associated with oil and natural gas production, rock and mineral extraction and wind power development, along with communication and transportation rights of way. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

The Operating Partnership evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the Operating Partnership does not produce such information internally.

PLUM CREEK 2012 FORM 10-K | 139

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources	Southern Resources	Real Estate(A)	Manufactured Products(B)	Other(C)	Total(D)

2012
External Revenues	$224	$417	$352	$324	$22	$1,339
Intersegment Revenues	22	—	—	—	—	22
Export Revenues	19	2	—	32	—	53
Depreciation, Depletion and Amortization	26	67	1	15	1	110
Basis of Real Estate Sold	—	—	138	—	—	138
Other Operating Gain	—	—	—	—	—	—
Operating Income (Loss)	20	90	187	29	19	345

2011
External Revenues	$213	$359	$301	$273	$21	$1,167
Intersegment Revenues	20	—	—	—	—	20
Export Revenues	26	—	—	25	—	51
Depreciation, Depletion and Amortization	26	51	2	13	—	92
Basis of Real Estate Sold	—	—	77	—	—	77
Other Operating Gain	—	—	—	—	2	2
Operating Income (Loss)	24	74	195	15	21	329

2010
External Revenues	$192	$377	$336	$265	$20	$1,190
Intersegment Revenues	18	—	—	—	—	18
Export Revenues	14	—	—	24	—	38
Depreciation, Depletion and Amortization	28	50	2	12	—	92
Basis of Real Estate Sold	—	—	132	—	—	132
Other Operating Gain	1	—	—	2	5	8
Operating Income (Loss)	13	107	180	24	23	347

(A)
The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of less than $1 million in 2012, $1 million in 2011 and $1 million in 2010. Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

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

PLUM CREEK 2012 FORM 10-K | 140

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

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for 2012, 2011 and 2010.

A reconciliation of total segment operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2012	2011	2010
Total Segment Operating Income	$345	$329	$347
Corporate and Other Unallocated Expenses	(65)	(55)	(51)
Other Unallocated Operating Income (Expense), net	1	1	1
Operating Income	281	275	297
Equity Earnings from Timberland Venture	59	56	57
Interest Expense, net	(82)	(81)	(80)
Gain (Loss) on Extinguishment of Debt	—	—	(13)
Income before Income Taxes	$258	$250	$261

NOTE 18. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Revenues	$337	$294	$354	$354
Gross Profit	78	81	110	127
Operating Income	50	55	79	97
Net Income Available to Common Interest Partners	29	36	59	79
2011
Revenues	$275	$284	$293	$315
Gross Profit	85	88	93	112
Operating Income	60	63	69	83
Net Income Available to Common Interest Partners	38	44	50	61

PLUM CREEK 2012 FORM 10-K | 141

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Partners of
Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2012 and 2011, and the related consolidated statements of income, partnership capital, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington
February 22, 2013

PLUM CREEK 2012 FORM 10-K | 142

Table of Contents	PART II / ITEM 9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has concluded that the company’s disclosure controls and procedures were effective as of the end of such period.

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

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PLUM CREEK 2012 FORM 10-K | 143

Table of Contents	PART III / ITEM 10

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the company’s executive officers, code of ethics and certain other corporate governance matters is presented in Part I of this Form 10-K. Information under the following captions in the company’s 2013 Annual Meeting Proxy Statement is incorporated herein by reference: “Proposal 1 – Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “Board of Directors and Corporate Governance – Selection of Nominees to the Board of Directors”; and “Board of Directors and Corporate Governance – Board Committees – Audit Committee”.

ITEM 11. EXECUTIVE COMPENSATION

Information under the following captions in the company’s 2013 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report”; and “Board of Directors and Corporate Governance – Director Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the following captions in the company’s 2013 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation – Equity Compensation Plan Information”; and “ Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the following captions in the company’s 2013 Annual Meeting Proxy Statement is incorporated herein by reference: “Related Party Transactions”; “Compensation Committee Interlocks and Insider Participation”; “Board of Directors and Corporate Governance – Director Independence”; and “Board of Directors and Corporate Governance – Board Committees – Audit Committee”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the following caption in the company’s 2013 Annual Meeting Proxy Statement is incorporated herein by reference: “Independent Auditors – Fees to the Independent Auditors for 2011 and 2012.”

PLUM CREEK 2012 FORM 10-K | 144

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

PLUM CREEK 2012 FORM 10-K | 145

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

PLUM CREEK 2012 FORM 10-K | 146

Table of Contents	EXHIBITS

4.5
Officer's Certificate, dated November 26, 2012, executed by Plum Creek Timberlands, L.P., as issuer, establishing the terms and form of the 3.25% Senior Notes due March 15, 2023 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 26, 2012).

4.6
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

4.7	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1
Revolving Credit Agreement, dated as of March 2, 2012, by and among Plum Creek Timberlands, L.P., as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Royal Bank of Scotland plc, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Syndication Agents, CoBank, ACB and Northwest Farm Credit Services, PCA, as Documentation Agents, Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., RBS Securities Inc., J.P. Morgan Securities LLC, U.S. Bank National Association, CoBank, ACB and Northwest Farm Credit Services, PCA, as Joint Lead Arrangers and as Joint Book Runners, and the other lenders party thereto (Exhibit 10.1 to Form 8-K, File No. 1-1-10239, filed March 5, 2012).

10.2
Term Loan Agreement, dated as of March 2, 2012, by and among Plum Creek Timberlands, L.P., as the Borrower, Northwest Farm Credit Services, PCA, as Administrative Agent, CoBank, ACB, as Syndication Agent, Northwest Farm Credit Services, PCA, and CoBank, ACB, as Joint Lead Arrangers and as Joint Book Runners, and the lenders party thereto (Exhibit 10.2 to Form 8-K, File No. 1-1-10239, filed March 5, 2012).

10.3
Credit Agreement and Guarantee, dated as of October 1, 2008, by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.4	Pledge Agreement, dated as of October 1, 2008, between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.5+	Plum Creek Supplemental Pension Plan (Exhibit 10.5 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.6+	Plum Creek Supplemental Benefits Plan (Exhibit 10.6 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.7+	Plum Creek Pension Plan (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010). First Amendment to Plum Creek Pension Plan.

10.8+	Plum Creek Timber Company, Inc. Deferral Plan (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.9+	Director Deferral Election Form (Exhibit 10.3 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.10+	Executive Deferral Election Form (Exhibit 10.4 to Form 8-K, File No. 1-10239, filed on June 24, 2005).

10.11+	Plum Creek Director Stock Ownership Plan (Exhibit 10.2 to Form 8-K, file No. 1-10239, filed on June 24, 2005).

10.12+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (Filed as an appendix to Plum Creek's definitive Proxy Statement on Schedule 14A, filed on March 31, 2000).

10.13+	Plum Creek Timber Company, Inc. Amended and Restated Stock Incentive Plan (Filed as an appendix to Plum Creek's definitive Proxy Statement on Schedule 14A, filed on March 29, 2004).

10.14+	Plum Creek Timber Company, Inc. 2012 Stock Incentive Plan (Filed as an appendix to Plum Creek's definitive Proxy Statement on Schedule 14A, filed on March 29, 2012).

PLUM CREEK 2012 FORM 10-K | 147

Table of Contents	EXHIBITS

10.15+
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

10.17+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, Filed on February 8, 2006).

10.18+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2007 (Exhibit 10.2 to Form 8-K, File No. 1-10239, Filed on February 8, 2007).

10.19+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2008 (Exhibit 10.18 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

10.20+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2009 (Exhibit 10.20 to Form 10-K, File No. 1-10239, for the year ended December 31, 2008).

10.21+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2010 (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2009).

10.22+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2011 (Exhibit 10.22 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.23+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2012 (Exhibit 10.2 to Form 8-K, File No. 1-10239, Filed on May 10, 2012).

10.24+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2013.

10.25+	Form of Amendment to Outstanding Executive Stock Option Award Agreements (Exhibit 10.4 to Form 10-Q, file No. 1-10239, for the quarter ended June 30, 2009).

10.26+	Form of Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Years 2002 and 2003 (Exhibit 10.16 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.27+
Form of Amendment to Director Stock Option and Dividend Equivalent Right Award Agreement Effective For Plan Years 2002 and 2003 (Exhibit 10.17 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.28+	Form of Amended and Restated Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Year 2004 (Exhibit 10.16 to Form 8-K/A, File No. 1-10239, filed on September 2, 2004).

10.29+	Summary of Current Director Compensation.

10.30+	Form of Director and Officer Indemnity Agreement (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2004).

12.1	Statements regarding computation of ratios.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Rick R. Holley pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

PLUM CREEK 2012 FORM 10-K | 148

Table of Contents	EXHIBITS

31.2	Certification of David W. Lambert pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of Rick R. Holley, Chief Executive Officer, pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PLUM CREEK 2012 FORM 10-K | 149

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUM CREEK TIMBER COMPANY, INC. (Registrant)

By:	/s/ RICK R. HOLLEY
Rick R. Holley Chief Executive Officer (Principal Executive Officer)
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

/s/ John F. Morgan, Sr.	Director, Chairman of the Board	February 22, 2013
John F. Morgan, Sr.		Date
Chief Executive Officer, Director
/s/ Rick R. Holley		February 22, 2013
Rick R. Holley	(Principal Executive Officer)	Date

/s/ Robin Josephs	Director	February 22, 2013
Robin Josephs		Date

/s/ John G. McDonald	Director	February 22, 2013
John G. McDonald		Date

/s/ Robert B. McLeod	Director	February 22, 2013
Robert B. McLeod		Date

/s/ Marc F. Racicot	Director	February 22, 2013
Marc F. Racicot		Date

/s/ John H. Scully	Director	February 22, 2013
John H. Scully		Date

/s/ Lawrence A. Selzer	Director	February 22, 2013
Lawrence A. Selzer		Date

/s/ Stephen C. Tobias	Director	February 22, 2013
Stephen C. Tobias		Date

/s/ Martin A. White	Director	February 22, 2013
Martin A. White		Date
Senior Vice President and Chief Financial Officer
/s/ David W. Lambert		February 22, 2013
David W. Lambert	(Principal Financial Officer)	Date

Vice President and Chief Accounting Officer
/s/ David A. Brown		February 22, 2013
David A. Brown	(Principal Accounting Officer)	Date

PLUM CREEK 2012 FORM 10-K | 150