Form 10-Q
period 2013-03-31
PLUM CREEK TIMBER CO INC
filed 2013-05-08
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of April 30, 2013 was 162,840,717.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions, Except Per Share Amounts)	2013	2012
REVENUES:
Timber	$170	$155
Real Estate	78	100
Manufacturing	86	76
Other	6	6
Total Revenues	340	337

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	124	121
Real Estate	30	68
Manufacturing	75	70
Other	1	—
Total Cost of Goods Sold	230	259
Selling, General and Administrative	32	28
Total Costs and Expenses	262	287

Other Operating Income (Expense), net	—	—

Operating Income	78	50

Equity Earnings from Timberland Venture	14	13

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	21	21
Interest Expense (Note Payable to Timberland Venture)	14	14
Total Interest Expense, net	35	35

Income before Income Taxes	57	28

Provision (Benefit) for Income Taxes	1	(1)

Net Income	$56	$29

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.35	$0.18
Net Income per Share – Diluted	$0.35	$0.18

Dividends Declared – per Common Share Outstanding	$0.42	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	162.3	161.4
– Diluted	162.8	161.7

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2013	2012
NET INCOME	$56	$29

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	2	2

Other Comprehensive Income (Loss) Before Tax	3	3

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	3	3

Comprehensive Income	$59	$32

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$296	$356
Accounts Receivable	40	22
Like-Kind Exchange Funds Held in Escrow	53	—
Inventories	55	49
Deferred Tax Asset	7	7
Assets Held for Sale	39	61
Other Current Assets	15	13
	505	508

Timber and Timberlands, net	3,374	3,363
Mineral Rights, net	87	87
Property, Plant and Equipment, net	122	127
Equity Investment in Timberland Venture	191	204
Deferred Tax Asset	18	19
Investment in Grantor Trusts (at Fair Value)	41	39
Other Assets	34	37
Total Assets	$4,372	$4,384

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$74	$248
Line of Credit	278	104
Accounts Payable	24	26
Interest Payable	21	26
Wages Payable	9	29
Taxes Payable	10	9
Deferred Revenue	16	23
Other Current Liabilities	12	7
	444	472

Long-Term Debt	1,815	1,815
Note Payable to Timberland Venture	783	783
Other Liabilities	90	91
Total Liabilities	3,132	3,161

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 162.7 at March 31, 2013 and 162.0 at December 31, 2012	2	2
Additional Paid-In Capital	2,316	2,288
Retained Earnings (Accumulated Deficit)	(109)	(97)
Treasury Stock, at Cost, Common Shares – 27.0 at March 31, 2013 and 26.9 at December 31, 2012	(940)	(938)
Accumulated Other Comprehensive Income (Loss)	(29)	(32)
Total Stockholders’ Equity	1,240	1,223
Total Liabilities and Stockholders’ Equity	$4,372	$4,384

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$56	$29
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	26	27
Basis of Real Estate Sold	25	63
Equity Earnings from Timberland Venture	(14)	(13)
Distributions from Timberland Venture	27	28
Deferred Income Taxes	1	(1)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(3)	(2)
Timber Deed Acquired	(18)	(98)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(53)	—
Other Working Capital Changes	(52)	(30)
Other	6	3
Net Cash Provided By Operating Activities	1	6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(14)	(18)
Timberlands Acquired	(2)	(2)
Other	—	(1)
Net Cash Used In Investing Activities	(16)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(68)	(68)
Borrowings on Line of Credit	291	759
Repayments on Line of Credit	(117)	(656)
Debt Issuance Costs	—	(3)
Principal Payments and Retirement of Long-Term Debt	(174)	—
Proceeds from Stock Option Exercises	25	3
Acquisition of Treasury Stock	(2)	(1)
Net Cash Provided By (Used In) Financing Activities	(45)	34

Increase (Decrease) In Cash and Cash Equivalents	(60)	19
Cash and Cash Equivalents:
Beginning of Period	356	254

End of Period	$296	$273

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At March 31, 2013, the company owned and managed approximately 6.3 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States. In April 2013, the company resumed limited operations of its previously idled lumber mill.  The facility was curtailed in June 2009 due to the sustained decline in lumber demand. Included in the 6.3 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2012 Annual Report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements

Presentation of Items Reclassified from Accumulated Other Comprehensive Income (AOCI). In 2013, the FASB issued new guidance requiring entities to disclose in a single location (either on the face of the income statement or in the footnotes) the effects of reclassifications out of AOCI. For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on the company's available-for-sale securities, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items not reclassified in their entirety into net income, such as amortization of the actuarial net loss on the company's defined benefit pension plans, entities must provide a cross reference to the notes in other disclosures that already provide information about those amounts. The new guidance is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The adoption did not have a material impact on the company's financial position, results of operations or cash flows. See Note 8 of the Notes to Consolidated Financial Statements.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly periods ended March 31 (in millions, except per share amounts):

	Quarter Ended March 31,
	2013	2012
Net Income Available to Common Stockholders	$56	$29
Denominator for Basic Earnings per Share	162.3	161.4
Effect of Dilutive Securities – Stock Options	0.4	0.3
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	162.8	161.7
Per Share Amounts:
Net Income Per Share – Basic	$0.35	$0.18
Net Income Per Share – Diluted	$0.35	$0.18

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

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly periods ended March 31 (shares in millions):

	Quarter Ended March 31,
	2013	2012
Number of Options	—	1.1
Range of Exercise Prices	N/A	$41.55 to $43.23
Expiration on or before	N/A	February 2021

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Raw Materials (primarily logs)	$12	$9
Work-In-Process	2	2
Finished Goods	27	24
	41	35
Supplies	14	14
Total	$55	$49

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Timber and Logging Roads, net	$2,161	$2,169
Timber Deeds, net	108	92
Timberlands	1,105	1,102
Timber and Timberlands, net	$3,374	$3,363

In January 2012, the company purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompassed approximately 4.7 million tons of standing timber and has an eight-year term. In March 2013, the company acquired, for $18 million, approximately 0.9 million tons of standing timber under a timber deed that expires in 2020.

The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed. The company reflects the purchase price of timber deeds in the Consolidated Statements of Cash Flows as outflows under Cash Provided by Operating Activities.

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Land, Buildings and Improvements	$88	$88
Machinery and Equipment	319	318
	407	406
Accumulated Depreciation	(285)	(279)
Property, Plant and Equipment, net	$122	$127

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

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter and do not believe it is reasonably possible any material accrual will be made within the next twelve months. We are confident in our position and believe that any proposed re-characterization of the Timberland Venture formation transaction by the IRS would ultimately be unsuccessful. We would intend to vigorously contest any re-characterization the IRS may assert.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Borrowings

Debt consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Variable Rate Debt
Term Credit Agreement (A)	$450	$450
Revolving Line of Credit (B)	278	104
Fixed Rate Debt
Senior Notes	1,439	1,613
Note Payable to Timberland Venture	783	783
Total Debt	2,950	2,950
Less:
Current Portion of Long-Term Debt	74	248
Line of Credit	278	104
Long-Term Portion	$2,598	$2,598

(A)
The company has a $450 million term credit agreement that matures on April 3, 2019. The interest rate on the $450 million term credit agreement was 1.70% and 1.71% as of March 31, 2013 and December 31, 2012, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% for both March 31, 2013 and December 31, 2012.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.42% and 1.43% as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we had $278 million of borrowings and $1 million of standby letters of credit outstanding; $421 million remained available for borrowing under our $700 million line of credit. As of April 2, 2013, all of the borrowings under our line of credit were repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2013 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2013	162.0	$2	$2,288	$(97)	$(938)	$(32)	$1,223
Net Income				56			56
Other Comprehensive Income (Loss)						3	3
Dividends				(68)			(68)
Stock Option Exercises	0.6	—	25				25
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			3				3
Common Stock Repurchased	—	—			(2)		(2)
March 31, 2013	162.7	$2	$2,316	$(109)	$(940)	$(29)	$1,240

The changes in the company’s accumulated other comprehensive income by component, net of tax, were as follows during 2013 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss	Total
January 1, 2013	$8	$(40)	$(32)
Other Comprehensive Income (Loss) before Reclassifications	2	—	2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
March 31, 2013	$10	$(39)	$(29)

Summarized below are the reclassifications out of accumulated other comprehensive income for the quarter ended March 31, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Statement Where Net Income is Presented
Amortization of Actuarial Loss	$1	See Note 10 - Employee Pension Plans
Total	$1

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

	Balance at March 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$295	$295
Available-for-Sale Securities (B)	36	36
Trading Securities (B)	5	5
Total	$336	$336

	Balance at December 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$354	$354
Available-for-Sale Securities (B)	34	34
Trading Securities (B)	5	5
Total	$393	$393

(A)
Consists of several money market funds and is included in the $296 million and $356 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012. At March 31, 2013, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both March 31, 2013 and December 31, 2012. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at March 31, 2013
	Carrying Amount at March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,455	$—	$1,455
Private Debt (B)	86	—	90	—	90
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	278	—	278	—	278
Note Payable to Timberland Venture (E)	783	—	—	963	963
Total Debt	$2,950	$—	$2,273	$963	$3,236

		Fair Value at December 31, 2012
	Carrying Amount at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,465	$—	$1,465
Private Debt (B)	260	—	266	—	266
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	104	—	104	—	104
Note Payable to Timberland Venture (E)	783	—	—	973	973
Total Debt	$2,950	$—	$2,285	$973	$3,258

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month periods ended March 31, 2013 and 2012.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2013	2012
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	1
Total Pension Cost	$3	$3

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

The carrying amount of the investment is $191 million at March 31, 2013 and $204 million at December 31, 2012, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $191 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $14 million for the three-month period ending March 31, 2013, and were $13 million for the three-month period ending March 31, 2012. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $2 million and $3 million for the three-month periods ended March 31, 2013 and 2012, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $14 million for each of the three-month periods ended March 31, 2013 and 2012. The table below presents summarized income statement information for the Timberland Venture for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2013	2012
Revenues	$4	$4
Cost of Goods Sold (A)	4	5
Selling, General and Administrative Expenses	2	3
Operating Income (Loss)	(2)	(4)
Interest Income, net	14	14
Net Income before Allocation to Preferred and Common Interests	$12	$10

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $4 million for each of the three-month periods ended March 31, 2013 and 2012.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)

Quarter Ended March 31, 2013
External Revenues	$66	$104	$78	$86	$6	$340
Intersegment Revenues	8	—	—	—	—	8
Depreciation, Depletion and Amortization	7	14	—	4	—	25
Basis of Real Estate Sold	—	—	25	—	—	25
Operating Income	11	24	45	10	5	95

Quarter Ended March 31, 2012
External Revenues	$58	$97	$100	$76	$6	$337
Intersegment Revenues	6	—	—	—	—	6
Depreciation, Depletion and Amortization	7	15	—	4	—	26
Basis of Real Estate Sold	—	—	63	—	—	63
Operating Income	6	21	30	4	5	66

(A)	Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended March 31, 2013 and March 31, 2012.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2013	2012
Total Segment Operating Income	$95	$66
Corporate and Other Unallocated Expenses	(17)	(16)
Other Unallocated Operating Income (Expense), net	—	—
Operating Income	78	50
Equity Earnings from Timberland Venture	14	13
Total Interest Expense, net	(35)	(35)
Income before Income Taxes	$57	$28

Note 15. Subsequent Events
Quarterly Dividend. On May 7, 2013, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $72 million, which will be paid on May 31, 2013 to stockholders of record on May 17, 2013.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of March 31, 2013, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,358 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2013	2012
REVENUES:
Timber	$170	$155
Real Estate	78	100
Manufacturing	86	76
Other	6	6
Total Revenues	340	337

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	124	121
Real Estate	30	68
Manufacturing	75	70
Other	1	—
Total Cost of Goods Sold	230	259
Selling, General and Administrative	32	28
Total Costs and Expenses	262	287

Other Operating Income (Expense), net	—	—

Operating Income	78	50

Equity Earnings from Timberland Venture	14	13

Interest Expense, net	21	21

Income before Income Taxes	71	42

Provision (Benefit) for Income Taxes	1	(1)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	70	43
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)
Net Income Available to Common Interest Partners	$56	$29

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2013	2012
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$70	$43

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	2	2

Other Comprehensive Income (Loss) Before Tax	3	3

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	3	3

Comprehensive Income	$73	$46

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$296	$356
Accounts Receivable	40	22
Like-Kind Exchange Funds Held in Escrow	53	—
Inventories	55	49
Deferred Tax Asset	7	7
Assets Held for Sale	39	61
Other Current Assets	15	13
	505	508

Timber and Timberlands, net	3,374	3,363
Mineral Rights, net	87	87
Property, Plant and Equipment, net	122	127
Equity Investment in Timberland Venture	191	204
Deferred Tax Asset	18	19
Investment in Grantor Trusts ($41 and $39 at Fair Value in 2013 and 2012)	42	40
Other Assets	34	37
Total Assets	$4,373	$4,385

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$74	$248
Line of Credit	278	104
Accounts Payable	24	26
Interest Payable	14	19
Wages Payable	9	29
Taxes Payable	10	9
Deferred Revenue	16	23
Other Current Liabilities	12	7
	437	465

Long-Term Debt	1,815	1,815
Other Liabilities	91	92
Total Liabilities	2,343	2,372

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,240	1,223
Total Partnership Capital	2,030	2,013
Total Liabilities and Partnership Capital	$4,373	$4,385

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$70	$43
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	26	27
Basis of Real Estate Sold	25	63
Equity Earnings from Timberland Venture	(14)	(13)
Distributions from Timberland Venture	27	28
Deferred Income Taxes	1	(1)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(3)	(2)
Timber Deed Acquired	(18)	(98)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	(53)	—
Other Working Capital Changes	(52)	(30)
Other	6	3
Net Cash Provided By Operating Activities	15	20

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(14)	(18)
Timberlands Acquired	(2)	(2)
Proceeds from Sale of Properties and Other Assets	—	—
Other	—	(1)
Net Cash Used In Investing Activities	(16)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(45)	(66)
Cash Distributions for Series T-1 Preferred Interest	(14)	(14)
Borrowings on Line of Credit	291	759
Repayments on Line of Credit	(117)	(656)
Debt Issuance Costs	—	(3)
Principal Payments and Retirement of Long-Term Debt	(174)	—
Net Cash Provided By (Used In) Financing Activities	(59)	20

Increase (Decrease) In Cash and Cash Equivalents	(60)	19
Cash and Cash Equivalents:
Beginning of Period	356	254

End of Period	$296	$273

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

At March 31, 2013, the Operating Partnership owned and managed approximately 6.3 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States. In April 2013, the Operating Partnership resumed limited operations of its previously idled lumber mill.  The facility was curtailed in June 2009 due to the sustained decline in lumber demand. Included in the 6.3 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2012, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 22, 2013, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

New Accounting Pronouncements

Presentation of Items Reclassified from Accumulated Other Comprehensive Income (AOCI). In 2013, the FASB issued new guidance requiring entities to disclose in a single location (either on the face of the income statement or in the footnotes) the effects of reclassifications out of AOCI. For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on the Operating Partnership's available-for-sale securities, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items not reclassified in their entirety into net income, such as amortization of the actuarial net loss on the Operating Partnership's defined benefit pension plans, entities must provide a cross reference to

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the notes in other disclosures that already provide information about those amounts. The new guidance is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The adoption did not have a material impact on the Operating Partnership's financial position, results of operations or cash flows. See Note 7 of the Notes to Consolidated Financial Statements.

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Raw Materials (primarily logs)	$12	$9
Work-In-Process	2	2
Finished Goods	27	24
	41	35
Supplies	14	14
Total	$55	$49

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Timber and Logging Roads, net	$2,161	$2,169
Timber Deeds, net	108	92
Timberlands	1,105	1,102
Timber and Timberlands, net	$3,374	$3,363

In January 2012, the Operating Partnership purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompassed approximately 4.7 million tons of standing timber and has an eight-year term. In March 2013, the Operating Partnership acquired, for $18 million, approximately 0.9 million tons of standing timber under a timber deed that expires in 2020.

The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed. The Operating Partnership reflects the purchase price of timber deeds in the Consolidated Statements of Cash Flows as outflows under Cash Provided by Operating Activities.

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Land, Buildings and Improvements	$88	$88
Machinery and Equipment	319	318
	407	406
Accumulated Depreciation	(285)	(279)
Property, Plant and Equipment, net	$122	$127

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

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter and do not believe it is reasonably possible any material accrual will be made within the next twelve months. We are confident in our position and believe that any proposed re-characterization of the Timberland Venture formation transaction by the IRS would ultimately be unsuccessful. We would intend to vigorously contest any re-characterization the IRS may assert.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Variable Rate Debt
Term Credit Agreement (A)	$450	$450
Revolving Line of Credit (B)	278	104
Fixed Rate Debt
Senior Notes	1,439	1,613
Total Debt	2,167	2,167
Less:
Current Portion of Long-Term Debt	74	248
Line of Credit	278	104
Long-Term Portion	$1,815	$1,815

(A)
The Operating Partnership has a $450 million term credit agreement that matures on April 3, 2019. The interest rate on the $450 million term credit agreement was 1.70% and 1.71% as of March 31, 2013 and December 31, 2012, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% for both March 31, 2013 and December 31, 2012.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.42% and 1.43% as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we had $278 million of borrowings and $1 million of standby letters of credit outstanding; $421 million remained available for borrowing under our $700 million line of credit. As of April 2, 2013, all of the borrowings under our line of credit were repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2013 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2013	$790	$1,255	$(32)	$2,013
Net Income before Allocation to Series T-1 Preferred Interest and Partners		70		70
Other Comprehensive Income (Loss)			3	3
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(45)		(45)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		3		3
March 31, 2013	$790	$1,269	$(29)	$2,030

The changes in the Operating Partnership's accumulated other comprehensive income by component, net of tax, were as follows during 2013 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss	Total
January 1, 2013	$8	$(40)	$(32)
Other Comprehensive Income (Loss) before Reclassifications	2	—	2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
March 31, 2013	$10	$(39)	$(29)

Summarized below are the reclassifications out of accumulated other comprehensive income for the quarter ended March 31, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Statement Where Net Income is Presented
Amortization of Actuarial Loss	$1	See Note 9 - Employee Pension Plans
Total	$1

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

	Balance at March 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$295	$295
Available-for-Sale Securities (B)	36	36
Trading Securities (B)	5	5
Total	$336	$336

	Balance at December 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$354	$354
Available-for-Sale Securities (B)	34	34
Trading Securities (B)	5	5
Total	$393	$393

(A)
Consists of several money market funds and is included in the $296 million and $356 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012. At March 31, 2013, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations. See Note 7 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both March 31, 2013 and December 31, 2012. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at March 31, 2013
	Carrying Amount at March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,455	$—	$1,455
Private Debt (B)	86	—	90	—	90
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	278	—	278	—	278
Total Debt	$2,167	$—	$2,273	$—	$2,273

		Fair Value at December 31, 2012
	Carrying Amount at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,465	$—	$1,465
Private Debt (B)	260	—	266	—	266
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	104	—	104	—	104
Total Debt	$2,167	$—	$2,285	$—	$2,285

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month periods ended March 31, 2013 and 2012.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2013	2012
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	1
Total Pension Cost	$3	$3

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

The carrying amount of the investment is $191 million at March 31, 2013 and $204 million at December 31, 2012, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $191 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $14 million for the three-month period ending March 31, 2013, and were $13 million for the three-month period ending March 31, 2012. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $2 million and $3 million for the three-month periods ended March 31, 2013 and 2012, respectively. The table below presents summarized income statement information for the Timberland Venture for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2013	2012
Revenues	$4	$4
Cost of Goods Sold (A)	4	5
Selling, General and Administrative Expenses	2	3
Operating Income (Loss)	(2)	(4)
Interest Income, net	14	14
Net Income before Allocation to Preferred and Common Interests	$12	$10

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $4 million for each of the three-month periods ended March 31, 2013 and 2012.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)

Quarter Ended March 31, 2013
External Revenues	$66	$104	$78	$86	$6	$340
Intersegment Revenues	8	—	—	—	—	8
Depreciation, Depletion and Amortization	7	14	—	4	—	25
Basis of Real Estate Sold	—	—	25	—	—	25
Operating Income	11	24	45	10	5	95

Quarter Ended March 31, 2012
External Revenues	$58	$97	$100	$76	$6	$337
Intersegment Revenues	6	—	—	—	—	6
Depreciation, Depletion and Amortization	7	15	—	4	—	26
Basis of Real Estate Sold	—	—	63	—	—	63
Operating Income	6	21	30	4	5	66

(A)	Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended March 31, 2013 and March 31, 2012.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2013	2012
Total Segment Operating Income	$95	$66
Corporate and Other Unallocated Expenses	(17)	(16)
Other Unallocated Operating Income (Expense), net	—	—
Operating Income	78	50
Equity Earnings from Timberland Venture	14	13
Interest Expense, net	(21)	(21)
Income before Income Taxes	$71	$42

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described under the heading “Risk Factors” in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and Securities Act of 1933, as amended, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2012. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013.

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

Recent Events

Clean Water Act - Supreme Court Ruling. In 2010, the U.S. Court of Appeals for the Ninth Circuit ruled in Northwest Environmental Defense Center (NEDC) v. Brown that ditches and culverts associated with “forest roads” were “point sources” under the Clean Water Act (“CWA”) and thus required National Pollution Discharge Elimination System (NPDES) permits. The plaintiff alleged that the defendants violated the CWA by not obtaining EPA permits for stormwater runoff from logging roads into systems of ditches, culverts and channels that is then discharged into forest streams and rivers.

This decision overturned a long standing EPA interpretation of Phase I of its Industrial Stormwater Rule under which EPA exempts certain sources of runoff from CWA permitting. Since 1976, the EPA has exempted from NPDES permitting requirements “point source” silviculture activities such as nursery operations, site preparation, reforestation and subsequent silvicultural treatment, thinning, prescribed burning, pest and fire control, harvesting operations, surface drainage, or road construction and maintenance from which there is “natural runoff”.  Under the EPA's interpretation of Phase I of its Industrial Stormwater Rule, the agency does not require permitting for discharges from ditches, culverts and channels that collect stormwater runoff from logging roads. Instead, these forestry sources of stormwater runoff are regulated by the states, many of which do so by adopting best management practices.

This interpretation was further clarified by the EPA in an amendment to EPA's Industrial Stormwater Rule issued in December 2012 (“Amendment”) in which EPA stated that NPDES permits are not required for stormwater discharges from logging roads under Phase I of the Rule. The EPA, however, stated that stormwater discharges from forest roads should be evaluated under “Phase II” of the Stormwater Rule because it allows for a broad range of flexible approaches that are better suited to address the complexity of forest road ownership, management, and use. Legal challenges to the Amendment remain outstanding.

In March 2013, the U.S. Supreme Court reversed the Ninth Circuit court's decision in NEDC v. Brown and upheld the EPA's interpretation of its Industrial Stormwater Rule. Stormwater runoff from logging roads and related silvicultural activities thus remain exempt under Phase I of the Stormwater Rule from NPDES permitting requirements. Such runoff, however, remains subject to state regulation and voluntary best management practices. It is unclear what, if any, additional regulation of forest roads may be proposed by EPA as an outcome of its evaluation under Phase II of the Stormwater Rule.

Results of Operations

First Quarter 2013 Compared to First Quarter 2012

The following tables and narrative compare operating results by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2013	2012
Operating Income by Segment
Northern Resources	$11	$6	$5
Southern Resources	24	21	3
Real Estate	45	30	15
Manufactured Products	10	4	6
Other	5	5	—
Total Segment Operating Income	95	66	29
Other Costs and Eliminations	(17)	(16)	(1)
Operating Income	$78	$50	$28

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.704	$77	0.656	$67
Pulpwood ($/Ton Delivered)	0.414	$43	0.452	$42
Total	1.118		1.108

Revenues increased by $10 million, or 16%, to $74 million in the first quarter of 2013 compared to the first quarter of 2012. This increase was due primarily to higher sawlog prices ($8 million), higher sawlog harvest volumes ($3 million), partially offset by lower pulpwood harvest volumes ($2 million).

Sawlog prices increased 16% in the first quarter of 2013 compared to the first quarter of 2012 and achieved the highest quarterly sales realization since the third quarter of 2006. Sawlog prices increased due primarily to improving demand and limited supply. The demand for sawlogs has improved due primarily to lumber and plywood mills increasing production along with the steady demand for export logs, primarily to China, on the West coast. Lumber and plywood mills have increased production as a result of historically high lumber and panel prices and improving U.S. housing starts. Housing starts during the first three months of 2013 increased by 36% over the same period in the prior year and have increased by over 80% (using a seasonally adjusted annual rate) from the record low housing starts of 554,000 in 2009. The supply of logs was limited due to weather-related harvesting restrictions during the winter months.

Sawlog harvest volumes increased 7% in the first quarter of 2013 compared to the first quarter of 2012 due primarily to accelerating 2013 planned harvest volumes to take advantage of attractive log prices. Pulpwood harvest volumes were 8% lower in the first quarter of 2013 compared to the first quarter of 2012 due primarily to an excess supply of West coast wood chips as a result of increased lumber and plywood production.

Harvest volumes for all of 2013 are expected to be approximately 4 million tons. We expect our product mix to be similar to 2012 at approximately 62% sawlogs and 38% pulpwood.

Northern Resources Segment operating income was 15% of its revenues for the first quarter of 2013 compared to 9% of its revenues for the first quarter of 2012 due primarily to higher sawlog prices, partially offset by higher operating expenses. Segment costs and expenses increased by $5 million, or 9%, to $63 million for the first quarter of 2013 due primarily to higher log and haul costs, compensation expenses and road costs.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.339	$21	1.340	$19
Pulpwood ($/Ton Stumpage)	1.771	$11	1.842	$10
Total	3.110		3.182

Revenues increased by $7 million, or 7%, to $104 million in the first quarter of 2013 compared to the first quarter of 2012. This increase was due primarily to higher sawlog prices ($2 million) and higher pulpwood prices ($2 million), combined with an increased proportion of delivered log sales ($3 million).

Markets for delivered log sales were generally more attractive during the first quarter of 2013 than markets for the sale of standing timber (or “stumpage”). Under delivered log sale agreements, we are responsible for log and haul costs, while under agreements to sell standing timber the buyer is responsible for log and haul costs. While revenues are higher under a delivered log sale, a large portion of the increase is to cover the related increase in cost of sales.

Sawlog prices increased 6% during the first quarter of 2013 compared to the first quarter of 2012 due primarily to a modest increase in lumber production. Despite near record high lumber prices and the significant improvement in U.S. housing starts since they bottomed in 2009, sawlog prices have remained at near historically low levels. The weak prices are primarily due to only a modest increase in demand and an adequate supply of logs. During 2012, lumber production in the South increased by only 6%, as mill owners have been reluctant to add additional shifts or reopen curtailed facilities due to concerns over the U.S. economy, labor shortages, and government regulations. Additionally, at current lumber and plywood production levels there is an adequate supply of logs throughout most of the South.

Pulpwood prices increased 14% during the first quarter of 2013 compared to the first quarter of 2012. This increase is due primarily to continued strong demand from our pulp and paper customers as a result of the improving U.S. economy, along with increased fiber demand from competing uses, such as Oriented Strand Board production and the export of wood pellets used to produce bioenergy.

Harvest volumes for all of 2013 are expected to range between 13.5 million and 14 million tons. We expect our product mix to be approximately 44% sawlogs and 56% pulpwood.

Southern Resources Segment operating income was 23% of its revenues for the first quarter of 2013 compared to 22% of its revenues for the first quarter of 2012. Segment costs and expenses increased by $4 million, or 5%, to $80 million due primarily to higher log and haul costs. While total harvest volumes were relatively flat, log and haul costs were higher due primarily to an increased proportion of delivered sales ($3 million).

Real Estate Segment.

	Quarter Ended March 31, 2013			Quarter Ended March 31, 2012
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	5,685	$7	$1,230	4,385	$5	$1,115
Large Non-Strategic	36,000	53	1,475	69,770	84	1,210
Conservation	970	3	2,580	1,145	2	1,560
Higher and Better Use / Recreational	7,595	15	2,015	4,030	9	2,140
Development Properties	—	—	—	—	—	—
Total	50,250	$78		79,330	$100

Revenues decreased by $22 million to $78 million in the first quarter of 2013. This decrease is due primarily to a decrease in large non-strategic land sales ($31 million), offset in part by an increase in sales of higher and better / use recreational properties ($6 million).

Revenue from the sale of large non-strategic timberlands was $53 million during the first quarter of 2013 compared to $84 million during the same period in 2012 due primarily to selling fewer acres of large non-strategic timberlands during 2013. Due to improving demand, the company expects to sell more acres of higher and better use properties and fewer acres of large non-strategic timberlands in 2013 compared to the prior year. The demand for higher and better use properties (especially our lower value properties) has strengthened due to improving consumer sentiment as a result of the improving U.S. economy, recent stock market gains, and the expectation that rural real estate values will begin to improve. Additionally, the company continued to take advantage of attractive prices and favorable demand for large non-strategic timberlands from commercial timberland and institutional buyers. Furthermore, the price per acre for large non-strategic timberlands can vary significantly due to the geographic location, the stocking level including timber species and age class distribution, the timber growing rates, and the demand and supply of wood fiber in the local market.

Revenues from our higher and better use / recreational land sales increased due primarily to selling 3,565 (or 88%) more acres compared to the first quarter of 2012 and improving demand for our lower value properties. Most of the increase is the result of selling a large parcel of approximately 2,750 acres for approximately $5.5 million during the first quarter of 2013. The demand for our premium higher and better use / recreational properties still remains soft.

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

We expect revenues from real estate sales during 2013 to range between $250 million and $300 million.

Real Estate Segment operating income as a percent of revenue was 58% for the first quarter of 2013 and 30% for the first quarter of 2012. This increase is due primarily to selling large non-strategic properties with significantly lower operating margins in 2012 compared to the margins generated in 2013. Most of the large non-strategic properties sold in 2012 were acquired within the past decade, and therefore, had a higher book value than the large non-strategic property sold in 2013. Additionally, the sales price per acre for the 2012 large non-strategic property sales was lower than the 2013 large non-strategic property sales due to the age and stocking level of the timberlands. Real Estate Segment costs and expenses decreased by $37 million to $33 million in the first quarter of 2013 due primarily to selling fewer acres and selling large non-strategic properties in 2013 with a lower book value compared to the large non-strategic property sold during the first quarter of 2012.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	30,535 MBF	$568	30,199 MBF	$529
Plywood	46,905 MSF	$462	53,301 MSF	$387
MDF	52,329 MSF	$639	44,701 MSF	$607

(A)	Represents product prices at the mill level.

Revenues increased by $10 million, or 13%, to $86 million in the first quarter of 2013 compared to the first quarter of 2012. This increase in revenues was due primarily to higher MDF sales volume ($4 million), higher plywood prices ($4 million), higher MDF prices ($2 million), and higher lumber prices ($1 million), partially offset by lower plywood volumes ($1 million).

MDF sales volume was 17% higher during the first quarter of 2013 compared to the first quarter of 2012 due primarily to a modest increase in demand and reduced supply. MDF demand increased in many specialty markets for products, such as molding and architectural doors, due primarily to a strengthening U.S. economy and an increase in U.S. housing starts. The supply of MDF in North America has been limited due primarily to low imports and the closure of several high-cost domestic mills. The lower imports are primarily the result of foreign manufacturers targeting their production to more attractive global markets. Additionally, the supply and demand imbalance has allowed for MDF price increases during the first quarter of 2013. MDF average prices were 5% higher during the first quarter of 2013 compared to the same period in the prior year.

Plywood prices were 19% higher during the first quarter of 2013 compared to the first quarter of 2012 and achieved the highest quarterly sales realization since the third quarter of 2004. Plywood prices increased due primarily to an improvement in demand and limited supply. The demand from both our industrial (e.g., truck trailers, boats and recreational vehicles) and commercial (e.g., concrete form) customers continued to improve during 2013 due primarily to an improving U.S. economy. The supply of specialty plywood in North America has been limited due primarily to low imports, domestic mill curtailments, and many plywood manufacturers switching to produce commodity panels. As a result of commodity plywood prices reaching historically high levels, many plywood producers have switched from producing specialty plywood to manufacturing commodity plywood which has resulted in a reduced supply for the specialty plywood products we produce. Plywood sales volume was 12% lower during the first quarter of 2013 due primarily to reduced log availability.

Manufactured Products Segment operating income was 12% of its revenues for the first quarter of 2013 compared to 5% of its revenues for the first quarter of 2012. This increase in operating performance was due primarily to higher product prices along with an increase in MDF sales volume which allowed us to operate at volume levels that better optimize our production costs. Manufactured Products Segment costs and expenses increased by $4 million, or 6%, to $76 million due primarily to increased MDF sales volumes and, to a lesser extent, higher lumber and plywood log costs ($1 million).

In April 2013, we resumed operations at our Evergreen, Montana sawmill. While we do not expect 2013 production from this facility to be at its annual production capacity, we do expect our 2013 lumber sales volumes to exceed our 2012 lumber sales volumes as a result of re-starting this mill.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $17 million during the first quarter of 2013 and by $16 million during the first quarter of 2012.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $32 million during the first quarter of 2013 and by $28 million during the first quarter of 2012. This increase in expense of $4 million was due primarily to higher share-based compensation costs. The increase in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Interest Expense, net. Interest expense, net of interest income, was $35 million in both the first quarter of 2013 and the first quarter of 2012.

Provision (Benefit) for Income Taxes. The provision for income taxes was $1 million for the first quarter of 2013 compared to a benefit for income taxes of $1 million for the first quarter of 2012. This change of $2 million is due primarily to an increase in operating income from our manufacturing business during the first quarter of 2013, resulting in higher tax expense.

At March 31, 2013, we have recorded deferred tax assets of $63 million (net of a $9 million valuation allowance) and deferred tax liabilities of $38 million. Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $63 million for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At March 31, 2013, we had a cash balance of $296 million and had availability of $421 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Net Cash Provided By Operating Activities	$1	$6	$(5)
Net Cash Used In Investing Activities	(16)	(21)	5
Net Cash Provided By (Used In) Financing Activities	(45)	34	(79)
Change in Cash and Cash Equivalents	$(60)	$19	$(79)

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2013 was $1 million compared to $6 million for the three months ended March 31, 2012. The decrease of $5 million is due primarily to a negative working capital change ($75 million) and lower proceeds from real estate sales ($22 million), partially offset by lower expenditures ($80 million) for the purchase of standing timber (timber deed) and higher operating income from both of our Resources Segments and from our Manufactured Products Segment ($14 million). See Results of Operations for a discussion of factors impacting operating income for our Resources and Manufactured Products Segments and proceeds from real estate sales.

The negative working capital change was due primarily to the timing of when proceeds from a like-kind exchange are reinvested in replacement property. During the first quarter of 2013, proceeds of $53 million from a large non-strategic real estate sale were placed in a like-kind exchange escrow account. During April 2013 these proceeds were used in connection with the acquisition of approximately 46,000 acres of timberlands in western Georgia and eastern Alabama for approximately $72 million.

In January 2012, we purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The timber deed encompassed approximately 4.7 million tons of standing timber and has an eight-year term. In March 2013, we acquired approximately 0.9 million tons of standing timber under a timber deed that expires in 2020 for $18 million. The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed.

Capital Expenditures. Capital expenditures (excluding timberland and mineral acquisitions) for the three months ended March 31, 2013 were $14 million compared to $18 million for the same period in 2012. Planned capital expenditures for 2013 are expected to range between $75 million and $80 million and include approximately $64 million for our timberlands, $6 million for our manufacturing facilities, $5 million for real estate development investments, and $5 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2013 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant.  As of March 31, 2013, we have $76 million of scheduled debt principal payments over the next twelve months. We intend to fund these payments with the proceeds from our 2012 public debt offering. We believe that our cash flows from operating activities over the next twelve months will be more than adequate to fund planned capital expenditures and our dividend.

The following table summarizes our sources and uses of cash for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2013	2012	Change
Sources of Cash:
Operations (A)	$97	$107	$(10)
Changes in Working Capital	(105)	(30)	(75)
Cash Distributions from Timberland Venture	27	28	(1)
Cash from Stock Option Exercises	25	3	22
Increase Debt Obligations, net	—	100	(100)
Other Cash Changes, net (B)	—	(1)	1
Total Sources of Cash	44	207	(163)
Uses of Cash:
Returned to Stockholders:
Dividends	(68)	(68)	—
Common Stock Repurchases	(2)	(1)	(1)
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (C)	(14)	(19)	5
Timber Deed Acquired	(18)	(98)	80
Timberlands Acquired	(2)	(2)	—
Total Uses of Cash	(104)	(188)	84
Change in Cash and Cash Equivalents	$(60)	$19	$(79)

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

(C)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland and Mineral Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities. Expenditures for Real Estate Development were $0 for the three month period ending March 31, 2013 and $1 million for the three month period ending March 31, 2012.

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

The weighted-average interest rate for the borrowings on the line of credit was 1.42% and 1.43% as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we had $278 million of borrowings and $1 million of standby letters of credit outstanding; $421 million remained available for borrowing under our line of credit. As of April 2, 2013, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreement. The company has a $450 million term credit agreement that matures on April 3, 2019. The interest rate on the $450 million term credit agreement was 1.70% and 1.71% as of March 31, 2013 and December 31, 2012, respectively. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% for both March 31, 2013 and December 31, 2012. The term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of March 31, 2013, the company had $86 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). Substantially all of the Private Debt matures in 2013, except for approximately $10 million that matures serially in 2014 through 2016.

As of March 31, 2013, the company had publicly issued and outstanding $1.4 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt consists of $458 million of 5.875% Public Debt which matures in 2015, $575 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Senior Notes
Public Debt	$1,353	$1,353
Private Debt	86	260
Total Senior Notes	$1,439	$1,613

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

Debt Covenants. Our Senior Notes, Term Credit Agreement, and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of March 31, 2013.

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

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At March 31, 2013, our entire cash balance of $296 million is available to make restricted payments.

As of March 31, 2013, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On May 7, 2013, the Board of Directors declared a dividend of $0.44 per share, or approximately $72 million, which will be paid on May 31, 2013 to stockholders of record on May 17, 2013. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current period and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of real estate sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; debt covenant restrictions that may impose limitations on the company's ability to make cash payments; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At March 31, 2013, $175 million was available for share repurchases under the current Board of Directors' authorization.

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

First Quarter 2013 Compared to First Quarter 2012

The following table compares Adjusted EBITDA by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2013	2012
Adjusted EBITDA by Segment
Northern Resources	$18	$13	$5
Southern Resources	38	36	2
Real Estate	70	93	(23)
Manufactured Products	14	8	6
Other	5	5	—
Other Costs and Eliminations, net	(17)	(16)	(1)
Total Adjusted EBITDA	$128	$139	$(11)

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended March 31 (in millions):

	Quarter Ended March 31, 2013

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$11	$7	$—	$18
Southern Resources	24	14	—	38
Real Estate	45	—	25	70
Manufacturing	10	4	—	14
Other	5	—	—	5
Other Costs and Eliminations	(17)	—	—	(17)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$78	$25	$25	$128

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	14
Interest Expense	(35)
(Provision) Benefit for Income Taxes	(1)
Net Income	$56

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$1
Interest Expense				35
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				1
Distributions from Timberland Venture				(27)
Deferred Income Taxes				(1)
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				3
Timber Deed Acquired				18
Pension Plan Contributions				—
Working Capital Changes				105
Other				(6)
Adjusted EBITDA				$128

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

	Quarter Ended March 31, 2012

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$6	$7	$—	$13
Southern Resources	21	15	—	36
Real Estate	30	—	63	93
Manufacturing	4	4	—	8
Other	5	—	—	5
Other Costs and Eliminations	(16)	—	—	(16)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$50	$26	$63	$139

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	13
Interest Expense	(35)
(Provision) Benefit for Income Taxes	1
Net Income	$29

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$6
Interest Expense				35
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(28)
Deferred Income Taxes				1
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				2
Timber Deed Acquired				98
Pension Plan Contributions				—
Working Capital Changes				30
Other				(3)
Adjusted EBITDA				$139

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

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

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(A)
March 31, 2013
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$76	$3	$462	$4	$—	$900	$1,445	$1,545
Average Interest Rate(C)	4.9%	4.8%	4.7%	4.2%	4.2%	4.0%
Related Party Obligations
Principal Due						$783	$783	$963
Interest Rate						7.4%
Variable Rate Debt(D)						$450	$450	$450
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

March 31, 2012
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$250	$3	$462	$4	$575	$1,297	$1,380
Average Interest Rate(C)	5.5%	5.4%	5.2%	5.2%	4.7%	4.7%
Related Party Obligations
Principal Due						$783	$783	$923
Interest Rate						7.4%
Variable Rate Debt	$350						$350	$350

(A)
The fair value of the company's Public Debt is estimated using market quotes; the fair value of the company's Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. See Note 9 of the Notes to Consolidated Financial Statements. The increase in fair value of our fixed rate debt compared to March 31, 2012 (excluding related party debt) was due primarily to the issuance of $325 million of 3.25% Public Debt during 2012 and lower market interest rates, partially offset by principal repayments of $177 million of Private Debt during the twelve month period. At March 31, 2013, treasury rates and credit spreads (the difference between corporate debt rates and treasury rates) were lower compared to March 31, 2012, resulting in lower market interest rates. This change in market interest rates also resulted in the increase in fair value of our Note Payable to Timberland Venture at March 31, 2013.

The fair value of our floating rate term loan (variable rate debt) as of March 31, 2013 and March 31, 2012 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of March 31, 2013 and March 31, 2012. The increase in fair value of our variable rate debt at March 31, 2013 was due to the funding of the $450 million term loan in July 2012, from which a portion of the proceeds were used to repay the $350 million term loan that was outstanding at March 31, 2012.

(B)	Excludes unamortized discount of $6 million and $4 million at March 31, 2013 and 2012, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)
On July 10, 2012, the company borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement. As of March 31, 2013, the interest rate for the $450 million term credit agreement was 1.70%. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1%.

Not included in the above table are borrowings of $278 million under our $700 million revolving line of credit. As of March 31, 2013, the weighted-average interest rate on the $278 million of borrowings was 1.42%. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. As of April 2, 2013, all of the borrowings under our line of credit were repaid.

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

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 22, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the first quarter of 2013:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
January 1, 2013 through January 31, 2013	0 shares of common stock	$—	0 shares of common stock	$ 175 million
February 1, 2013 through February 28, 2013	34,472 shares of common stock	$48.19	0 shares of common stock	$ 175 million
March 1, 2013 through March 31, 2013	1,902 shares of common stock	$48.69	0 shares of common stock	$ 175 million
Total	36,374 shares of common stock	$48.22	0 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At March 31, 2013, the remaining share repurchase authorization was $175 million.

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

Date: May 8, 2013