Form 10-Q
period 2013-06-30
PLUM CREEK TIMBER CO INC
filed 2013-08-06
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of July 31, 2013 was 162,991,144.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except Per Share Amounts)	2013	2012
REVENUES:
Timber	$146	$157
Real Estate	53	47
Manufacturing	99	85
Other	5	5
Total Revenues	303	294

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	108	123
Real Estate	22	16
Manufacturing	82	73
Other	1	1
Total Cost of Goods Sold	213	213
Selling, General and Administrative	29	27
Total Costs and Expenses	242	240

Other Operating Income (Expense), net	1	1

Operating Income	62	55

Equity Earnings from Timberland Venture	17	15

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	20	19
Interest Expense (Note Payable to Timberland Venture)	15	15
Total Interest Expense, net	35	34

Income before Income Taxes	44	36

Provision (Benefit) for Income Taxes	(2)	—

Net Income	$46	$36

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.28	$0.22
Net Income per Share – Diluted	$0.28	$0.22

Dividends Declared – per Common Share Outstanding	$0.44	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	162.9	161.5
– Diluted	163.4	161.7

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except Per Share Amounts)	2013	2012
REVENUES:
Timber	$316	$312
Real Estate	131	147
Manufacturing	185	161
Other	11	11
Total Revenues	643	631

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	232	244
Real Estate	52	84
Manufacturing	157	143
Other	2	1
Total Cost of Goods Sold	443	472
Selling, General and Administrative	61	55
Total Costs and Expenses	504	527

Other Operating Income (Expense), net	1	1

Operating Income	140	105

Equity Earnings from Timberland Venture	31	28

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	41	40
Interest Expense (Note Payable to Timberland Venture)	29	29
Total Interest Expense, net	70	69

Income before Income Taxes	101	64

Provision (Benefit) for Income Taxes	(1)	(1)

Net Income	$102	$65

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.63	$0.40
Net Income per Share – Diluted	$0.62	$0.40

Dividends Declared – per Common Share Outstanding	$0.86	$0.84

Weighted-Average Number of Shares Outstanding
– Basic	162.6	161.4
– Diluted	163.1	161.7

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2013	2012
NET INCOME	$46	$36

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	(1)

Other Comprehensive Income (Loss) Before Tax	2	—

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	2	—

Comprehensive Income	$48	$36

	Six Months Ended June 30,
(In Millions)	2013	2012
NET INCOME	$102	$65

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	2	2
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	3	1

Other Comprehensive Income (Loss) Before Tax	5	3

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	5	3

Comprehensive Income	$107	$68

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$355	$356
Accounts Receivable	40	22
Inventories	49	49
Deferred Tax Asset	8	7
Assets Held for Sale	49	61
Other Current Assets	37	13
	538	508

Timber and Timberlands, net	3,420	3,363
Mineral Rights, net	87	87
Property, Plant and Equipment, net	118	127
Equity Investment in Timberland Venture	208	204
Deferred Tax Asset	19	19
Investment in Grantor Trusts (at Fair Value)	42	39
Other Assets	33	37
Total Assets	$4,465	$4,384

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$74	$248
Line of Credit	353	104
Accounts Payable	28	26
Interest Payable	22	26
Wages Payable	15	29
Taxes Payable	13	9
Deferred Revenue	33	23
Other Current Liabilities	10	7
	548	472

Long-Term Debt	1,815	1,815
Note Payable to Timberland Venture	783	783
Other Liabilities	91	91
Total Liabilities	3,237	3,161

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 163.0 at June 30, 2013 and 162.0 at December 31, 2012	2	2
Additional Paid-In Capital	2,328	2,288
Retained Earnings (Accumulated Deficit)	(135)	(97)
Treasury Stock, at Cost, Common Shares – 27.0 at June 30, 2013 and 26.9 at December 31, 2012	(940)	(938)
Accumulated Other Comprehensive Income (Loss)	(27)	(32)
Total Stockholders’ Equity	1,228	1,223
Total Liabilities and Stockholders’ Equity	$4,465	$4,384

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$102	$65
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	51	56
Basis of Real Estate Sold	42	75
Equity Earnings from Timberland Venture	(31)	(28)
Distributions from Timberland Venture	27	28
Deferred Income Taxes	(1)	(1)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(4)	(5)
Timber Deed Acquired	(18)	(98)
Pension Plan Contributions	—	(7)
Working Capital Changes	(40)	(2)
Other	12	6
Net Cash Provided By (Used In) Operating Activities	140	89

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(31)	(35)
Timberlands Acquired	(78)	(13)
Other	—	(1)
Net Cash Provided By (Used In) Investing Activities	(109)	(49)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(140)	(136)
Borrowings on Line of Credit	721	1,129
Repayments on Line of Credit	(472)	(1,026)
Debt Issuance Costs	—	(3)
Principal Payments and Retirement of Long-Term Debt	(174)	—
Proceeds from Stock Option Exercises	35	3
Acquisition of Treasury Stock	(2)	(1)
Net Cash Provided By (Used In) Financing Activities	(32)	(34)

Increase (Decrease) In Cash and Cash Equivalents	(1)	6
Cash and Cash Equivalents:
Beginning of Period	356	254

End of Period	$355	$260

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At June 30, 2013, the company owned and managed approximately 6.3 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States. In April 2013, the company resumed limited operations of its previously idled lumber mill.  The facility was curtailed in June 2009 due to the sustained decline in lumber demand. Included in the 6.3 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly and six-month periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2013	2012
Net Income Available to Common Stockholders	$46	$36
Denominator for Basic Earnings per Share	162.9	161.5
Effect of Dilutive Securities – Stock Options	0.4	0.2
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	163.4	161.7
Per Share Amounts:
Net Income Per Share – Basic	$0.28	$0.22
Net Income Per Share – Diluted	$0.28	$0.22

	Six Months Ended June 30,
	2013	2012
Net Income Available to Common Stockholders	$102	$65
Denominator for Basic Earnings per Share	162.6	161.4
Effect of Dilutive Securities – Stock Options	0.4	0.3
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	163.1	161.7
Per Share Amounts:
Net Income Per Share - Basic	$0.63	$0.40
Net Income Per Share - Diluted	$0.62	$0.40

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

	Six Months Ended June 30,
	2013	2012
Number of Options	—	1.1
Range of Exercise Prices	N/A	$41.55 to $43.23
Expiration on or before	N/A	February 2021

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Raw Materials (primarily logs)	$6	$9
Work-In-Process	2	2
Finished Goods	27	24
	35	35
Supplies	14	14
Total	$49	$49

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Timber and Logging Roads, net	$2,179	$2,169
Timber Deeds, net	104	92
Timberlands	1,137	1,102
Timber and Timberlands, net	$3,420	$3,363

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

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Land, Buildings and Improvements	$88	$88
Machinery and Equipment	321	318
	409	406
Accumulated Depreciation	(291)	(279)
Property, Plant and Equipment, net	$118	$127

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

The company's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment to the company's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture. We will file a protest with IRS Appeals.

If the IRS's position were upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, the company could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. The company expects that as much as 80% of any such distribution could be made with the company's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. The company would also be required to pay interest, which could be substantial, and, if applicable, penalties.

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter and do not believe it is reasonably possible any material accrual will be made within the next twelve months. We are confident in our position and believe that the proposed re-characterization of the Timberland Venture formation transaction by the IRS will ultimately be unsuccessful. We intend to vigorously contest this re-characterization.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Borrowings

Debt consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Variable Rate Debt
Term Credit Agreement (A)	$450	$450
Revolving Line of Credit (B)	353	104
Fixed Rate Debt
Senior Notes	1,439	1,613
Note Payable to Timberland Venture	783	783
Total Debt	3,025	2,950
Less:
Current Portion of Long-Term Debt	74	248
Line of Credit	353	104
Long-Term Portion	$2,598	$2,598

(A)
The company has a $450 million term credit agreement that matures on April 3, 2019. The interest rate on the $450 million term credit agreement was 1.69% and 1.71% as of June 30, 2013 and December 31, 2012, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both June 30, 2013 and December 31, 2012.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.41% and 1.43% as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we had $353 million of borrowings and $1 million of standby letters of credit outstanding; $346 million remained available for borrowing under our $700 million line of credit. As of July 1, 2013, all of the borrowings under our line of credit were repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2013 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2013	162.0	$2	$2,288	$(97)	$(938)	$(32)	$1,223
Net Income				56			56
Other Comprehensive Income (Loss)						3	3
Dividends				(68)			(68)
Stock Option Exercises	0.6	—	25				25
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			3				3
Common Stock Repurchased	—	—			(2)		(2)
March 31, 2013	162.7	$2	$2,316	$(109)	$(940)	$(29)	$1,240
Net Income				46			46
Other Comprehensive Income (Loss)						2	2
Dividends				(72)			(72)
Stock Option Exercises	0.3	—	10				10
Share-based Compensation			2				2
June 30, 2013	163.0	$2	$2,328	$(135)	$(940)	$(27)	$1,228

The changes in the company’s accumulated other comprehensive income by component, net of tax, were as follows during 2013 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss	Total
January 1, 2013	$8	$(40)	$(32)
Other Comprehensive Income (Loss) before Reclassifications	2	—	2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
March 31, 2013	$10	$(39)	$(29)
Other Comprehensive Income (Loss) before reclassifications	1	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
June 30, 2013	$11	$(38)	$(27)

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized below are the reclassifications out of accumulated other comprehensive income for the quarter ended June 30, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Statement Where Net Income is Presented
Amortization of Actuarial Loss	$1	See Note 10 - Employee Pension Plans
Total	$1

Summarized below are the reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Statement Where Net Income is Presented
Amortization of Actuarial Loss	$2	See Note 10 - Employee Pension Plans
Total	$2

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

	Balance at June 30, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$352	$352
Available-for-Sale Securities (B)	37	37
Trading Securities (B)	5	5
Total	$394	$394

	Balance at December 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$354	$354
Available-for-Sale Securities (B)	34	34
Trading Securities (B)	5	5
Total	$393	$393

(A)
Consists of several money market funds and is included in the $355 million and $356 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012. At June 30, 2013, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both June 30, 2013 and December 31, 2012. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at June 30, 2013
	Carrying Amount at June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,398	$—	$1,398
Private Debt (B)	86	—	89	—	89
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	353	—	353	—	353
Note Payable to Timberland Venture (E)	783	—	—	936	936
Total Debt	$3,025	$—	$2,290	$936	$3,226

		Fair Value at December 31, 2012
	Carrying Amount at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,465	$—	$1,465
Private Debt (B)	260	—	266	—	266
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	104	—	104	—	104
Note Payable to Timberland Venture (E)	783	—	—	973	973
Total Debt	$2,950	$—	$2,285	$973	$3,258

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month periods ended June 30, 2013 and 2012.

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2013	2012
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	1
Total Pension Cost	$3	$3

	Six Months Ended June 30,
	2013	2012
Service Cost	$4	$4
Interest Cost	4	4
Expected Return on Plan Assets	(4)	(4)
Recognized Actuarial Loss	2	2
Total Pension Cost	$6	$6

Note 11. Commitments and Contingencies

Contingencies. The company is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including, but not limited to, environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses. Except as discussed elsewhere, management does not believe that these matters, individually or in the aggregate, are material. However, it is possible that one or more of these matters could become material in the future, and an unfavorable outcome in one or more of these matters could have a material negative financial impact on the company. See also Note 6 of the Notes to Consolidated Financial Statements for a discussion of a tax proceeding involving the company and its consolidated subsidiaries.

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

The carrying amount of the investment is $208 million at June 30, 2013 and $204 million at December 31, 2012, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $208 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 13. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $31 million for the six-month period ending June 30, 2013, and were $28 million for the six-month period ending June 30, 2012. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $4 million and $5 million for the six-month periods ended June 30, 2013 and 2012, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $29 million for each of the six-month periods ended June 30, 2013 and 2012. The table below presents summarized income statement information for the Timberland Venture for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2013	2012
Revenues	$8	$7
Cost of Goods Sold (A)	7	8
Selling, General and Administrative Expenses	3	5
Operating Income (Loss)	(2)	(6)
Interest Income, net	29	29
Net Income before Allocation to Preferred and Common Interests	$27	$23

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $7 million for each of the six-month periods ended June 30, 2013 and 2012.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)

Quarter Ended June 30, 2013
External Revenues	$48	$98	$53	$99	$5	$303
Intersegment Revenues	5	—	—	—	—	5
Depreciation, Depletion and Amortization	5	14	—	4	1	24
Basis of Real Estate Sold	—	—	17	—	—	17
Operating Income	8	23	30	14	4	79

Quarter Ended June 30, 2012
External Revenues	$52	$105	$47	$85	$5	$294
Intersegment Revenues	4	—	—	—	—	4
Depreciation, Depletion and Amortization	6	18	1	3	—	28
Basis of Real Estate Sold	—	—	12	—	—	12
Operating Income	4	22	29	9	4	68

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)

Six Months Ended June 30, 2013
External Revenues	$114	$202	$131	$185	$11	$643
Intersegment Revenues	13	—	—	—	—	13
Depreciation, Depletion and Amortization	12	28	—	8	1	49
Basis of Real Estate Sold	—	—	42	—	—	42
Operating Income	19	47	75	24	9	174

Six Months Ended June 30, 2012
External Revenues	$110	$202	$147	$161	$11	$631
Intersegment Revenues	10	—	—	—	—	10
Depreciation, Depletion and Amortization	13	33	1	7	—	54
Basis of Real Estate Sold	—	—	75	—	—	75
Operating Income	10	43	59	13	9	134

(A)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended June 30, 2013 and June 30, 2012; and $2 million for each of the six-month periods ended June 30, 2013 and June 30, 2012.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2013	2012
Total Segment Operating Income	$79	$68
Corporate and Other Unallocated Expenses	(18)	(14)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	62	55
Equity Earnings from Timberland Venture	17	15
Total Interest Expense, net	(35)	(34)
Income before Income Taxes	$44	$36

	Six Months Ended June 30,
	2013	2012
Total Segment Operating Income	$174	$134
Corporate and Other Unallocated Expenses	(35)	(30)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	140	105
Equity Earnings from Timberland Venture	31	28
Total Interest Expense, net	(70)	(69)
Income before Income Taxes	$101	$64

Note 15. Subsequent Events
Quarterly Dividend. On August 6, 2013, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $72 million, which will be paid on August 30, 2013 to stockholders of record on August 16, 2013.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of June 30, 2013, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,358 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2013	2012
REVENUES:
Timber	$146	$157
Real Estate	53	47
Manufacturing	99	85
Other	5	5
Total Revenues	303	294

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	108	123
Real Estate	22	16
Manufacturing	82	73
Other	1	1
Total Cost of Goods Sold	213	213
Selling, General and Administrative	29	27
Total Costs and Expenses	242	240

Other Operating Income (Expense), net	1	1

Operating Income	62	55

Equity Earnings from Timberland Venture	17	15

Interest Expense, net	20	19

Income before Income Taxes	59	51

Provision (Benefit) for Income Taxes	(2)	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	61	51
Net Income Allocable to Series T-1 Preferred Interest	(15)	(15)
Net Income Available to Common Interest Partners	$46	$36

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2013	2012
REVENUES:
Timber	$316	$312
Real Estate	131	147
Manufacturing	185	161
Other	11	11
Total Revenues	643	631

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	232	244
Real Estate	52	84
Manufacturing	157	143
Other	2	1
Total Cost of Goods Sold	443	472
Selling, General and Administrative	61	55
Total Costs and Expenses	504	527

Other Operating Income (Expense), net	1	1

Operating Income	140	105

Equity Earnings from Timberland Venture	31	28

Interest Expense, net	41	40

Income before Income Taxes	130	93

Provision (Benefit) for Income Taxes	(1)	(1)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	131	94
Net Income Allocable to Series T-1 Preferred Interest	(29)	(29)
Net Income Available to Common Interest Partners	$102	$65

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2013	2012
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$61	$51

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	(1)

Other Comprehensive Income (Loss) Before Tax	2	—

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	2	—

Comprehensive Income	$63	$51

	Six Months Ended June 30,
(In Millions)	2013	2012
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$131	$94

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	2	2
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	3	1

Other Comprehensive Income (Loss) Before Tax	5	3

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	5	3

Comprehensive Income	$136	$97

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$355	$356
Accounts Receivable	40	22
Inventories	49	49
Deferred Tax Asset	8	7
Assets Held for Sale	49	61
Other Current Assets	37	13
	538	508

Timber and Timberlands, net	3,420	3,363
Mineral Rights, net	87	87
Property, Plant and Equipment, net	118	127
Equity Investment in Timberland Venture	208	204
Deferred Tax Asset	19	19
Investment in Grantor Trusts ($42 and $39 at Fair Value in 2013 and 2012)	43	40
Other Assets	33	37
Total Assets	$4,466	$4,385

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$74	$248
Line of Credit	353	104
Accounts Payable	28	26
Interest Payable	15	19
Wages Payable	15	29
Taxes Payable	13	9
Deferred Revenue	33	23
Other Current Liabilities	10	7
	541	465

Long-Term Debt	1,815	1,815
Other Liabilities	92	92
Total Liabilities	2,448	2,372

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,228	1,223
Total Partnership Capital	2,018	2,013
Total Liabilities and Partnership Capital	$4,466	$4,385

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$131	$94
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	51	56
Basis of Real Estate Sold	42	75
Equity Earnings from Timberland Venture	(31)	(28)
Distributions from Timberland Venture	27	28
Deferred Income Taxes	(1)	(1)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(4)	(5)
Timber Deed Acquired	(18)	(98)
Pension Plan Contributions	—	(7)
Working Capital Changes	(40)	(2)
Other	12	6
Net Cash Provided By (Used In) Operating Activities	169	118

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(31)	(35)
Timberlands Acquired	(78)	(13)
Other	—	(1)
Net Cash Provided By (Used In) Investing Activities	(109)	(49)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(107)	(134)
Cash Distributions for Series T-1 Preferred Interest	(29)	(29)
Borrowings on Line of Credit	721	1,129
Repayments on Line of Credit	(472)	(1,026)
Debt Issuance Costs	—	(3)
Principal Payments and Retirement of Long-Term Debt	(174)	—
Net Cash Provided By (Used In) Financing Activities	(61)	(63)

Increase (Decrease) In Cash and Cash Equivalents	(1)	6
Cash and Cash Equivalents:
Beginning of Period	356	254

End of Period	$355	$260

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

General. Plum Creek Timberlands, L.P. is a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. (“Parent”), a Delaware Corporation and a real estate investment trust, or “REIT.” References herein to “the Operating Partnership,” “we,” “us,” or “our” relate to Plum Creek Timberlands, L.P. and all of its wholly-owned consolidated subsidiaries; references to “Plum Creek” or “Parent” relate to Plum Creek Timber Company, Inc. and all of its wholly-owned consolidated subsidiaries.

At June 30, 2013, the Operating Partnership owned and managed approximately 6.3 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 8 wood product conversion facilities in the Northwest United States. In April 2013, the Operating Partnership resumed limited operations of its previously idled lumber mill.  The facility was curtailed in June 2009 due to the sustained decline in lumber demand. Included in the 6.3 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Raw Materials (primarily logs)	$6	$9
Work-In-Process	2	2
Finished Goods	27	24
	35	35
Supplies	14	14
Total	$49	$49

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Timber and Logging Roads, net	$2,179	$2,169
Timber Deeds, net	104	92
Timberlands	1,137	1,102
Timber and Timberlands, net	$3,420	$3,363

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

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Land, Buildings and Improvements	$88	$88
Machinery and Equipment	321	318
	409	406
Accumulated Depreciation	(291)	(279)
Property, Plant and Equipment, net	$118	$127

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

Plum Creek's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment to Plum Creek's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to Plum Creek at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture. Plum Creek will file a protest with IRS Appeals.

If the IRS's position were upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, Plum Creek could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. Plum Creek expects that as much as 80% of any such distribution could be made with Plum Creek's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. Plum Creek would also be required to pay interest, which could be substantial, and, if applicable, penalties.

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter and do not believe it is reasonably possible any material accrual will be made within the next twelve months. We are confident in our position and believe that the proposed re-characterization of the Timberland Venture formation transaction by the IRS will ultimately be unsuccessful. We intend to vigorously contest this re-characterization.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Variable Rate Debt
Term Credit Agreement (A)	$450	$450
Revolving Line of Credit (B)	353	104
Fixed Rate Debt
Senior Notes	1,439	1,613
Total Debt	2,242	2,167
Less:
Current Portion of Long-Term Debt	74	248
Line of Credit	353	104
Long-Term Portion	$1,815	$1,815

(A)
The Operating Partnership has a $450 million term credit agreement that matures on April 3, 2019. The interest rate on the $450 million term credit agreement was 1.69% and 1.71% as of June 30, 2013 and December 31, 2012, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both June 30, 2013 and December 31, 2012.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.41% and 1.43% as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we had $353 million of borrowings and $1 million of standby letters of credit outstanding; $346 million remained available for borrowing under our $700 million line of credit. As of July 1, 2013, all of the borrowings under our line of credit were repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2013 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2013	$790	$1,255	$(32)	$2,013
Net Income before Allocation to Series T-1 Preferred Interest and Partners		70		70
Other Comprehensive Income (Loss)			3	3
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(45)		(45)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		3		3
March 31, 2013	$790	$1,269	$(29)	$2,030
Net Income before Allocation to Series T-1 Preferred Interest and Partners		61		61
Other Comprehensive Income (Loss)			2	2
Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(62)		(62)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		2		2
June 30, 2013	$790	$1,255	$(27)	$2,018

The changes in the Operating Partnership's accumulated other comprehensive income by component, net of tax, were as follows during 2013 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss	Total
January 1, 2013	$8	$(40)	$(32)
Other Comprehensive Income (Loss) before Reclassifications	2	—	2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
March 31, 2013	$10	$(39)	$(29)
Other Comprehensive Income (Loss) before reclassifications	1	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
June 30, 2013	$11	$(38)	$(27)

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized below are the reclassifications out of accumulated other comprehensive income for the quarter ended June 30, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Statement Where Net Income is Presented
Amortization of Actuarial Loss	$1	See Note 9 - Employee Pension Plans
Total	$1

Summarized below are the reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Statement Where Net Income is Presented
Amortization of Actuarial Loss	2	See Note 9 - Employee Pension Plans
Total	$2

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

	Balance at June 30, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$352	$352
Available-for-Sale Securities (B)	37	37
Trading Securities (B)	5	5
Total	$394	$394

	Balance at December 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$354	$354
Available-for-Sale Securities (B)	34	34
Trading Securities (B)	5	5
Total	$393	$393

(A)
Consists of several money market funds and is included in the $355 million and $356 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012. At June 30, 2013, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

PLUM CREEK TIMBERLANDS, L.P.
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

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both June 30, 2013 and December 31, 2012. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at June 30, 2013
	Carrying Amount at June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,398	$—	$1,398
Private Debt (B)	86	—	89	—	89
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	353	—	353	—	353
Total Debt	$2,242	$—	$2,290	$—	$2,290

		Fair Value at December 31, 2012
	Carrying Amount at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,465	$—	$1,465
Private Debt (B)	260	—	266	—	266
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	104	—	104	—	104
Total Debt	$2,167	$—	$2,285	$—	$2,285

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month periods ended June 30, 2013 and 2012.

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2013	2012
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	1
Total Pension Cost	$3	$3

	Six Months Ended June 30,
	2013	2012
Service Cost	$4	$4
Interest Cost	4	4
Expected Return on Plan Assets	(4)	(4)
Recognized Actuarial Loss	2	2
Total Pension Cost	$6	$6

Note 10. Commitments and Contingencies

Contingencies. The Operating Partnership is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including, but not limited to, environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses. Except as discussed elsewhere, management does not believe that these matters, individually or in the aggregate, are material. However, it is possible that one or more of these matters could become material in the future, and an unfavorable outcome in one or more of these matters could have a material negative financial impact on the Operating Partnership. See also Note 5 of the Notes to Consolidated Financial Statements for a discussion of a tax proceeding involving Plum Creek.

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

PLUM CREEK TIMBERLANDS, L.P.
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

The carrying amount of the investment is $208 million at June 30, 2013 and $204 million at December 31, 2012, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $208 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $31 million for the six-month period ending June 30, 2013, and were $28 million for the six-month period ending June 30, 2012. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $4 million and $5 million for the six-month periods ended June 30, 2013 and 2012, respectively. The table below presents summarized income statement information for the Timberland Venture for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2013	2012
Revenues	$8	$7
Cost of Goods Sold (A)	7	8
Selling, General and Administrative Expenses	3	5
Operating Income (Loss)	(2)	(6)
Interest Income, net	29	29
Net Income before Allocation to Preferred and Common Interests	$27	$23

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $7 million for each of the six-month periods ended June 30, 2013 and 2012.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)

Quarter Ended June 30, 2013
External Revenues	$48	$98	$53	$99	$5	$303
Intersegment Revenues	5	—	—	—	—	5
Depreciation, Depletion and Amortization	5	14	—	4	1	24
Basis of Real Estate Sold	—	—	17	—	—	17
Operating Income	8	23	30	14	4	79

Quarter Ended June 30, 2012
External Revenues	$52	$105	$47	$85	$5	$294
Intersegment Revenues	4	—	—	—	—	4
Depreciation, Depletion and Amortization	6	18	1	3	—	28
Basis of Real Estate Sold	—	—	12	—	—	12
Operating Income	4	22	29	9	4	68

	Northern Resources	Southern Resources	Real Estate	Manufactured Products	Other	Total (A)

Six Months Ended June 30, 2013
External Revenues	$114	$202	$131	$185	$11	$643
Intersegment Revenues	13	—	—	—	—	13
Depreciation, Depletion and Amortization	12	28	—	8	1	49
Basis of Real Estate Sold	—	—	42	—	—	42
Operating Income	19	47	75	24	9	174

Six Months Ended June 30, 2012
External Revenues	$110	$202	$147	$161	$11	$631
Intersegment Revenues	10	—	—	—	—	10
Depreciation, Depletion and Amortization	13	33	1	7	—	54
Basis of Real Estate Sold	—	—	75	—	—	75
Operating Income	10	43	59	13	9	134

(A)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended June 30, 2013 and June 30, 2012 ; and $2 million for each of the six-month periods ended June 30, 2013 and June 30, 2012.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2013	2012
Total Segment Operating Income	$79	$68
Corporate and Other Unallocated Expenses	(18)	(14)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	62	55
Equity Earnings from Timberland Venture	17	15
Interest Expense, net	(20)	(19)
Income before Income Taxes	$59	$51

	Six Months Ended June 30,
	2013	2012
Total Segment Operating Income	$174	$134
Corporate and Other Unallocated Expenses	(35)	(30)
Other Unallocated Operating Income (Expense), net	1	1
Operating Income	140	105
Equity Earnings from Timberland Venture	31	28
Interest Expense, net	(41)	(40)
Income before Income Taxes	$130	$93

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This interpretation was further clarified by the EPA in an amendment to EPA's Industrial Stormwater Rule issued in December 2012 (“Amendment”) in which EPA stated that NPDES permits are not required for stormwater discharges from forest roads under Phase I of the Rule. The EPA, however, stated that stormwater discharges from forest roads should be evaluated under “Phase II” of the Stormwater Rule because it allows for a broad range of flexible approaches that are better suited to address the complexity of forest road ownership, management, and use. Legal challenges to the Amendment remain outstanding.

In March 2013, the U.S. Supreme Court reversed the Ninth Circuit court's decision in NEDC v. Brown and upheld the EPA's interpretation of its Industrial Stormwater Rule. Stormwater runoff from logging roads and related silvicultural activities thus remain exempt under Phase I of the Stormwater Rule from NPDES permitting requirements. Such runoff, however, remains subject to state regulation and voluntary best management practices. Moreover, this matter continues to be litigated in the Ninth Circuit, and it is unclear what, if any, additional regulation of forest roads may be proposed by EPA as an outcome of its evaluation under Phase II of the Stormwater Rule.

Results of Operations

Second Quarter 2013 Compared to Second Quarter 2012

The following tables and narrative compare operating results by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2013	2012
Operating Income by Segment
Northern Resources	$8	$4	$4
Southern Resources	23	22	1
Real Estate	30	29	1
Manufactured Products	14	9	5
Other	4	4	—
Total Segment Operating Income	79	68	11
Other Costs and Eliminations	(18)	(14)	(4)
Other Unallocated Operating Income (Expense), net	1	1	—
Operating Income	$62	$55	$7

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2013		Quarter Ended June 30, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.581	$79	0.632	$71
Pulpwood ($/Ton Delivered)	0.209	$42	0.316	$42
Total	0.790		0.948

Revenues decreased by $3 million, or 5%, to $53 million in the second quarter of 2013 compared to the second quarter of 2012. This decrease was due primarily to lower sawlog volumes ($4 million) and lower pulpwood harvest volumes ($4 million), partially offset by higher sawlog prices ($5 million).

Sawlog harvest volumes decreased 8% in the second quarter of 2013 compared to the second quarter of 2012 due primarily to a planned reduction in sawlog harvest volumes. For all 2013, sawlog harvest volumes are expected to decrease by approximately 7% compared to the 2.6 million tons we harvested in 2012 due primarily to harvest schedule and timber inventory updates, and recent land sales.

Pulpwood harvest volumes were 34% lower in the second quarter of 2013 compared to the second quarter of 2012 due primarily to weather in the Northeastern U.S. and an excess supply of wood chips on the West coast. During the second quarter of 2013, harvesting conditions were challenging due to wet weather, whereas during the second quarter of 2012, harvesting conditions were favorable due to unusually dry conditions in the Northeastern U.S. Throughout most of 2013, there has been an excess supply of wood chips on the West coast due to an increase in lumber and plywood production. For all of 2013, pulpwood harvest volumes are expected to decrease by approximately 10% compared to the 1.6 million tons we harvested in 2012 due primarily to the excess supply of wood chips on the West coast.

Sawlog prices increased 12% in the second quarter of 2013 compared to the second quarter of 2012 and achieved the highest average sales realization since the third quarter of 2006. Sawlog prices increased due primarily to improved demand and limited supply compared to the same quarter of the prior year. The demand for sawlogs on the West coast has improved due primarily to lumber and plywood mills increasing production along with the steady demand for export logs, primarily to China. Lumber and plywood production has increased compared to 2012 as a result of near record high lumber and plywood prices at the beginning of the quarter and improving U.S. housing starts. Housing starts during the first six months of 2013 increased by 24% over the same period in the prior year and have increased by over 50% (using a seasonally adjusted annual rate) from the record low housing starts of 554,000 in 2009. The supply of logs was limited early in the quarter due to weather-related harvesting restrictions. Sawlog prices were under downward pressure late in the second quarter due to the seasonal increase in log supply and declining lumber and plywood prices.

Northern Resources Segment operating income was 15% of its revenues for the second quarter of 2013 compared to 7% of its revenues for the second quarter of 2012 due primarily to higher sawlog prices. Segment costs and expenses decreased by $7 million, or 14%, to $45 million for the second quarter of 2013 due primarily to lower harvest volumes.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2013		Quarter Ended June 30, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.276	$21	1.533	$20
Pulpwood ($/Ton Stumpage)	1.688	$11	1.933	$10
Total	2.964		3.466

Revenues decreased by $7 million, or 7%, to $98 million in the second quarter of 2013 compared to the second quarter of 2012. This decrease was due primarily to lower sawlog volumes ($11 million) and lower pulpwood volumes ($5 million), partially offset by an increased proportion of delivered log sales ($4 million), higher sawlog prices ($3 million), and higher pulpwood prices ($2 million).

Sawlog harvest volumes decreased 17% in the second quarter of 2013 compared to the second quarter of 2012 due primarily to the company targeting the majority of this year's harvest toward the second half of 2013 in anticipation of increasing sawlog demand and prices. For all of 2013, sawlog harvest volumes are expected to be slightly higher than the 5.7 million tons we harvested in 2012.

Pulpwood harvest volumes decreased 13% in the second quarter of 2013 compared to the second quarter of 2012 due primarily to adequate mill inventories. During the second quarter of 2013, favorable harvesting conditions allowed most mills to build full pulpwood inventories. For all of 2013, pulpwood harvest volumes are expected to be comparable to the 8.0 million tons we harvested in 2012.

Markets for delivered log sales were generally more attractive during the second quarter of 2013 than markets for the sale of standing timber (or “stumpage”). Under delivered log sale agreements, we are responsible for log and haul costs, while under agreements to sell standing timber the buyer is responsible for log and haul costs. While revenues are higher under a delivered log sale, a large portion of the increase is to cover the related increase in cost of sales.

Sawlog prices increased 9% during the second quarter of 2013 compared to the second quarter of 2012 due primarily to a modest increase in lumber production. Despite near record high lumber prices at the beginning of the quarter and the significant improvement in U.S. housing starts, sawlog prices have improved at a slower pace compared to sawlog prices in our Northern Resources Segment due primarily to only a modest increase in demand and an adequate supply of logs. During the first half of 2013, lumber production in the South increased by only 4%, as mill owners have been reluctant to add additional shifts or reopen curtailed facilities due to concerns over the U.S. economy, labor shortages, and government regulations. Additionally, at current lumber and plywood production levels there is an adequate supply of logs throughout most of the South.

Pulpwood prices increased 15% during the second quarter of 2013 compared to the second quarter of 2012. This increase is due primarily to continued strong demand from our pulp and paper customers along with increased fiber demand from competing uses, such as Oriented Strand Board production and the export of wood pellets used to produce bioenergy.

Southern Resources Segment operating income was 23% of its revenues for the second quarter of 2013 compared to 21% of its revenues for the second quarter of 2012 due primarily to improved sawlog and pulpwood prices. Segment costs and expenses decreased by $8 million, or 10%, to $75 million due primarily to lower harvest volumes, partially offset by log and haul costs that were higher due to an increased proportion of delivered sales ($4 million).

Real Estate Segment.

	Quarter Ended June 30, 2013			Quarter Ended June 30, 2012
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	17,130	$20	$1,185	17,870	$21	$1,165
Large Non-Strategic	—	—	—	—	—	—
Conservation	17,525	14	835	1,320	3	2,315
Higher and Better Use / Recreational	9,825	19	1,925	6,720	13	1,955
Conservation Easements	n/a	—	—	n/a	10	28
Total	44,480	$53		25,910	$47

Revenues increased by $6 million, or 13%, to $53 million in the second quarter of 2013 compared to the second quarter of 2012. This increase is due primarily to higher revenue from the sale of conservation properties ($11 million) and an increase in the number of higher and better use / recreational acres sold ($6 million), offset in part by a decrease in revenue from conservation easement sales ($10 million).

Revenues from the sale of conservation properties increased due primarily to selling a large parcel in Maine. Conservation properties in Maine generally sell for a lower per acre sales price compared to other regions of the country. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenues from our higher and better use / recreational land sales increased due primarily to selling approximately 3,100 (or 46%) more acres compared to the second quarter of 2012 and improving demand for our recreational properties. The demand for some of our higher and better use properties has strengthened due to improving consumer sentiment as a result of the improving U.S. economy, recent stock market gains, and the expectation that rural real estate values will begin to improve. However, the demand for our premium higher and better use / recreational properties remains soft.

During the second quarter of 2012 the company sold a conservation easement in Maine for $10 million. No easement sales occurred during 2013.

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

Real Estate Segment operating income was 57% of its second quarter revenues for 2013 compared to 62% for 2012. Real Estate Segment costs and expenses increased by $5 million to $23 million in the second quarter of 2013 due primarily to selling more acres during 2013.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2013		Quarter Ended June 30, 2012
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	36,770 MBF	$544	30,340 MBF	$551
Plywood	48,364 MSF	$464	51,397 MSF	$409
MDF	60,273 MSF	$668	52,475 MSF	$620

(A)	Represents product prices at the mill level.

Revenues increased by $14 million, or 17%, to $99 million in the second quarter of 2013 compared to the second quarter of 2012. This increase in revenues was due primarily to higher MDF sales volume ($5 million), higher lumber sales volume ($3 million) higher MDF prices ($3 million), and higher plywood prices ($3 million), partially offset by lower plywood sales volumes ($2 million).

MDF sales volume was 15% higher during the second quarter of 2013 compared to the second quarter of 2012 due primarily to a modest increase in demand and limited supply. MDF demand increased in many specialty markets for products, such as cabinet components, molding and architectural doors, due primarily to a strengthening U.S. economy and an increase in U.S. housing starts. The supply of MDF in North America has been limited due primarily to low imports and the closure of several high-cost domestic mills. The lower imports are primarily the result of foreign manufacturers targeting their production to more attractive global markets. Additionally, the supply and demand imbalance has allowed for MDF price increases during the second quarter of 2013. MDF average prices were 8% higher during the second quarter of 2013 compared to the same period in the prior year.

Plywood prices were 14% higher during the second quarter of 2013 compared to the second quarter of 2012. Plywood prices increased due primarily to an improvement in demand and limited supply. The demand from both our industrial (e.g., truck trailers and recreational vehicles) and commercial (e.g., concrete form) customers continued to improve during 2013 due primarily to an improving U.S. economy. The supply of specialty plywood in North America has been limited due primarily to low imports, domestic mill curtailments, and many plywood manufacturers switching to produce commodity panels. As a result of commodity plywood prices reaching historically high levels which peaked in April 2013, many plywood producers switched from producing specialty plywood to manufacturing commodity plywood which resulted in a reduced supply for the specialty plywood products we produce. Plywood sales volume was 6% lower during the second quarter of 2013 due primarily to reduced log availability.

Lumber sales volume was 21% higher during the second quarter of 2013 compared to the second quarter of 2012 due primarily to resuming operations at our Evergreen, Montana sawmill in April 2013. We expect our 2013 lumber sales volumes to exceed our 2012 lumber sales volumes as a result of re-starting this mill.

Manufactured Products Segment operating income was 14% of its revenues for the second quarter of 2013 compared to 11% of its revenues for the second quarter of 2012. This increase in operating performance was due primarily to higher plywood and MDF prices along with an increase in MDF sales volume which allowed us to operate at volume levels that better optimize our production costs. Manufactured Products Segment costs and expenses increased by $9 million, or 12%, to $85 million due primarily to increased MDF and lumber sales volumes.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $17 million during the second quarter of 2013 and by $13 million during the second quarter of 2012. The increase of $4 million was due primarily to higher legal and regulatory compliance costs ($1 million), higher information technology costs ($1 million) and higher compensation costs primarily for our annual incentive program ($1 million).

Interest Expense, net. Interest expense, net of interest income, was $35 million in the second quarter of 2013 and $34 million in the second quarter of 2012.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $2 million for the second quarter of 2013 compared to expense for income taxes of essentially $0 for the second quarter of 2012. The $2 million benefit for income taxes was due primarily to lower earnings from real estate sales by our taxable REIT subsidiaries, offset in part by higher earnings from our manufacturing businesses.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following tables and narrative compare operating results by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2013	2012
Operating Income by Segment
Northern Resources	$19	$10	$9
Southern Resources	47	43	4
Real Estate	75	59	16
Manufactured Products	24	13	11
Other	9	9	—
Total Segment Operating Income	174	134	40
Other Costs and Eliminations	(35)	(30)	(5)
Other Unallocated Operating Income (Expense), net	1	1	—
Operating Income	$140	$105	$35

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.285	$78	1.288	$69
Pulpwood ($/Ton Delivered)	0.623	$42	0.768	$42
Total	1.908		2.056

Revenues increased by $7 million, or 6%, to $127 million in the first six months of 2013 compared to the first six months of 2012. This increase was due primarily to higher sawlog prices ($12 million), partially offset by lower pulpwood volumes ($6 million).

Sawlog prices increased 14% in the first six months of 2013 compared to the first six months of 2012 due primarily to improved demand and limited supply compared to the first six months of the prior year. The demand for sawlogs on the West coast has improved due primarily to lumber and plywood mills increasing production along with the steady demand for export logs, primarily to China. Lumber and plywood production has increased compared to 2012 as a result of near record high lumber and plywood prices during most of the first six months of 2013 and improving U.S. housing starts. Housing starts during the first six months of 2013 increased by 24% over the same period in the prior year and have increased by over 50% (using a seasonally adjusted annual rate) from the record low housing starts of 554,000 in 2009. The supply of logs was limited during most of the first six months of 2013 due to weather-related harvesting restrictions. Sawlog prices were under downward pressure late in the second quarter due to the seasonal increase in log supply and declining lumber and plywood prices.

Pulpwood harvest volumes were 19% lower in the first six months of 2013 compared to the first six months of 2012 due primarily to weather in the Northeastern U.S. and an excess supply of wood chips on the West coast. During the second quarter of 2013, harvesting conditions were challenging due to wet weather, whereas during the second quarter of 2012, harvesting conditions were favorable due to unusually dry conditions in the Northeastern U.S. Throughout most of 2013, there has been an excess supply of wood chips on the West coast due to an increase in lumber and plywood production. For all of 2013, pulpwood harvest volumes are expected to decrease by approximately 10% compared to the 1.6 million tons we harvested in 2012 due primarily to the excess supply of wood chips on the West coast.

Northern Resources Segment operating income was 15% of its revenues for the first six months of 2013 compared to 8% of its revenues for the first six months of 2012 due primarily to higher sawlog prices. Segment costs and expenses decreased by $2 million, or 2%, to $108 million for the first six months of 2013 due primarily to lower harvest volumes, offset in part, by higher log and haul rates per ton, higher road costs, and higher compensation costs.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	2.615	$21	2.873	$19
Pulpwood ($/Ton Stumpage)	3.459	$11	3.775	$10
Total	6.074		6.648

Revenues were flat at $202 million during the first six months of 2013 compared to the first six months of 2012. Lower sawlog volumes ($12 million) and lower pulpwood volumes ($5 million), were offset by an increased proportion of delivered log sales ($8 million), higher sawlog prices ($5 million) and higher pulpwood prices ($4 million).

Sawlog harvest volumes decreased 9% in the first six months of 2013 compared to the first six months of 2012 due primarily to the company targeting the majority of this year's harvest toward the second half of 2013 in anticipation of increasing sawlog demand and prices. For all of 2013, sawlog harvest volumes are expected to be slightly higher than the 5.7 million tons we harvested in 2012.

Pulpwood harvest volumes decreased 8% in the first six months of 2013 compared to the first six months of 2012 due primarily to adequate mill inventories. During the second quarter of 2013, favorable harvesting conditions allowed most mills to build full pulpwood inventories. For all of 2013, pulpwood harvest volumes are expected to be comparable to the 8.0 million tons we harvested in 2012.

Markets for delivered log sales were generally more attractive during the first six months of 2013 than markets for the sale of standing timber (or “stumpage”). Under delivered log sale agreements, we are responsible for log and haul costs, while under agreements to sell standing timber the buyer is responsible for log and haul costs. While revenues are higher under a delivered log sale, a large portion of the increase is to cover the related increase in cost of sales.

Sawlog prices increased 7% during the first six months of 2013 compared to the first six months of 2012 due primarily to a modest increase in lumber production. Despite near record high lumber prices during most of the first six months of 2013 and the significant improvement in U.S. housing starts, sawlog prices have improved at a slower pace compared to sawlog prices in our Northern Resources Segment due primarily to only a modest increase in demand and an adequate supply of logs. During the first half of 2013, lumber production in the South increased by only 4%, as mill owners have been reluctant to add additional shifts or reopen curtailed facilities due to concerns over the U.S. economy, labor shortages, and government regulations. Additionally, at current lumber and plywood production levels there is an adequate supply of logs throughout most of the South.

Pulpwood prices increased 14% during the first six months of 2013 compared to the first six months of 2012. This increase is due primarily to continued strong demand from our pulp and paper customers along with increased fiber demand from competing uses, such as Oriented Strand Board production and the export of wood pellets used to produce bioenergy.

Southern Resources Segment operating income was 23% of its revenues for the first six months of 2013 and was 21% of its revenues for the first six months of 2012. The increase was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses decreased by $4 million, or 3%, to $155 million due primarily to lower harvest volumes and lower depletion rates, partially offset by log and haul costs that were higher due to an increased proportion of delivered sales ($8 million). Depletion rates were lower ($3 million) due primarily to updated assumptions with respect to future growth rates and future silviculture investments. We are assuming higher growth rates as a result of improved genetics in the seedlings we have planted over the last two decades and we are assuming lower future silviculture expenditures due primarily to better than expected growth rates and improved genetics.

Real Estate Segment.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	22,815	$27	$1,195	22,255	$26	$1,155
Large Non-Strategic	36,000	53	1,475	69,770	84	1,210
Conservation	18,495	17	925	2,465	5	1,965
Higher and Better Use / Recreational	17,420	34	1,960	10,750	22	2,025
Conservation Easements	n/a	—	—	n/a	10	28
Total	94,730	$131		105,240	$147

Revenues decreased by $16 million, or 11%, to $131 million in the first six months of 2013 compared to the first six months of 2012. This decrease is due primarily to a decrease in large non-strategic land sales ($31 million) and conservation easement sales ($10 million), offset in part by an increase in the revenue from conservation sales ($12 million) and higher and better use / recreational sales ($12 million).

Revenue from the sale of large non-strategic timberlands was $53 million during the first six months of 2013 compared to $84 million during the same period in 2012 due primarily to selling fewer acres of large non-strategic timberlands during 2013. Due to improving demand, the company expects to sell more acres of higher and better use properties and fewer acres of large non-strategic timberlands in 2013 compared to the prior year. The demand for some of our higher and better use properties has strengthened due to improving consumer sentiment as a result of the improving U.S. economy, recent stock market gains, and the expectation that rural real estate values will begin to improve. Additionally, the company continued to take advantage of attractive prices and favorable demand from commercial timberland and institutional buyers. Furthermore, the price per acre for large non-strategic timberlands can vary significantly due to the geographic location, the stocking level including timber species and age class distribution, the timber growing rates, and the demand and supply of wood fiber in the local market.

Revenues from the sale of conservation properties increased due primarily to selling a large parcel in Maine. Conservation properties in Maine generally sell for a lower per acre sales price compared to other regions of the country. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenues from our higher and better use / recreational land sales increased due primarily to selling approximately 6,670 (or 62%) more acres compared to the first six months of 2012 and improving demand for some of our our recreational properties. Most of the increase in this category during the first six months of 2013 is the result of two transactions with a combined acreage of approximately 4,900 acres in Mississippi and Florida for approximately $10 million. However, the demand for our premium higher and better use / recreational properties remains soft.

During the second quarter of 2012 the company sold a conservation easement in Maine for $10 million. No easement sales occurred during 2013.

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

We expect revenues from real estate sales during 2013 to range between $260 million and $290 million.

Real Estate Segment operating income as a percent of revenue was 57% for the first six months of 2013 and 40% for the first six months of 2012. This increase is due primarily to selling large non-strategic properties with significantly lower operating margins in 2012 compared to the margins generated in 2013. Most of the large non-strategic properties sold in 2012 were acquired within the past decade, and therefore, had a higher book value than the large non-strategic property sold in 2013. Additionally, the sales price per acre for the 2012 large non-strategic property sales was lower than the 2013 large non-strategic property sales due to the age and stocking level of the timberlands. Real Estate Segment costs and expenses decreased by $32 million to $56 million in the first half of 2013 due primarily to selling fewer acres and selling large non-strategic properties in 2013 with a lower book value compared to the large non-strategic property sold during the first six months of 2012.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	67,305 MBF	$555	60,539 MBF	$540
Plywood	95,269 MSF	$463	104,698 MSF	$398
MDF	112,602 MSF	$655	97,176 MSF	$614

(A)	Represents product prices at the mill level.

Revenues increased by $24 million, or 15%, to $185 million for the first six months of 2013 compared to the first six months of 2012. This increase in revenues was due primarily to higher MDF sales volumes ($9 million), higher plywood prices ($6 million), higher MDF prices ($4 million), higher lumber prices ($2 million), and higher lumber sales volumes ($2 million), partially offset by lower plywood sales volumes ($3 million).

MDF sales volume was 16% higher during the first six months of 2013 compared to the first six months of 2012 due primarily to a modest increase in demand and limited supply. MDF demand increased in many specialty markets for products, such as cabinet components, molding and architectural doors, due primarily to a strengthening U.S. economy and an increase in U.S. housing starts. The supply of MDF in North America has been limited due primarily to low imports and the closure of several high-cost domestic mills. The lower imports are primarily the result of foreign manufacturers targeting their production to more attractive global markets. Additionally, the supply and demand imbalance has allowed for MDF price increases during the first six months of 2013. MDF average prices were 7% higher during the first six months of 2013 compared to the same period in the prior year.

Plywood prices were 16% higher during the first six months of 2013 compared to the first six months of 2012. Plywood prices increased due primarily to an improvement in demand and limited supply. The demand from both our industrial (e.g., truck trailers and recreational vehicles) and commercial (e.g., concrete form) customers continued to improve during 2013 due primarily to an improving U.S. economy. The supply of specialty plywood in North America has been limited due primarily to low imports, domestic mill curtailments, and many plywood manufacturers switching to produce commodity panels. As a result of commodity plywood prices reaching historically high levels which peaked in April 2013, many plywood producers switched from producing specialty plywood to manufacturing commodity plywood, which resulted in a reduced supply for the specialty plywood products we produce. Plywood sales volume was 9% lower during the first six months of 2013 due primarily to reduced log availability.

Lumber sales volume was 11% higher during the first six months of 2013 compared to the first six months of 2012 due primarily to resuming operations at our Evergreen, Montana sawmill in April 2013. We expect our 2013 lumber sales volumes to exceed our 2012 lumber sales volumes as a result of re-starting this mill. Lumber prices increased 3% during the first six months of 2013 due primarily to the increase in housing starts.

Manufactured Products Segment operating income was 13% of its revenues for the first six months of 2013 compared to 8% of its revenues for the first six months of 2012. This increase in operating performance was due primarily to higher product prices along with an increase in MDF sales volume which allowed us to operate at volume levels that better optimize our production costs. Manufactured Products Segment costs and expenses increased by $13 million, or 9%, to $161 million due primarily to increased MDF and lumber sales volumes and, to a lesser extent, higher lumber and plywood log costs ($2 million).

Other Costs and Eliminations. Other costs and eliminations (which consist of corporate overhead and intercompany profit elimination) decreased operating income by $34 million during the first six months of 2013 and by $29 million during the first six months of 2012. The increase of $5 million was due primarily to higher share-based compensation costs ($2 million), higher compensation costs primarily for our annual incentive program ($1 million), and higher information technology costs ($1 million). The increase in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $61 million during the first six months of 2013 and by $55 million during the first six months of 2012. This increase in expense of $6 million was due primarily to an increase in expense for our annual incentive program ($3 million) and higher share-based compensation costs ($3 million).

Interest Expense, net. Interest expense, net of interest income was $70 million for the first six months of 2013 and was $69 million for the first six months of 2012.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $1 million for both the first six months of 2013 and the first six months of 2012. Increased operating income from our manufacturing business of $11 million, which increased tax expense by $4 million, was offset by lower earnings from real estate sales by our taxable REIT subsidiaries, which reduced tax expense by $4 million.

At June 30, 2013, we have recorded deferred tax assets of $64 million (net of a $10 million valuation allowance) and deferred tax liabilities of $37 million. Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $64 million for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At June 30, 2013, we had a cash balance of $355 million and had availability of $346 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2013	2012	Change
Net Cash Provided By (Used In) Operating Activities	$140	$89	$51
Net Cash Provided By (Used In) Investing Activities	(109)	(49)	(60)
Net Cash Provided By (Used In) Financing Activities	(32)	(34)	2
Change in Cash and Cash Equivalents	$(1)	$6	$(7)

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2013 was $140 million compared to $89 million for the six months ended June 30, 2012. The increase of $51 million is due primarily to lower expenditures ($80 million) for the purchase of standing timber (timber deed) and higher operating income from both of our Resources Segments and from our Manufactured Products Segment ($24 million), partially offset by a negative working capital change ($38 million) and lower proceeds from real estate sales ($16 million).

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

The negative working capital change is due primarily to an increase in other current assets and a net increase in accounts receivable. The increase in other current assets relates to a refundable deposit made during the second quarter of 2013 in connection with securing an asset that will be subject to an operating lease. The net increase in accounts receivable is primarily due to a combination of higher sales volumes and sales prices for our manufactured products in 2013 and unusually low sales activity during December 2012. See Results of Operations for a discussion of factors impacting operating income for our Manufactured Products and Resources Segments and proceeds from real estate sales.

Capital Expenditures. Capital expenditures (excluding timberland acquisitions) for the six months ended June 30, 2013 were $31 million compared to $35 million for the same period in 2012. Planned capital expenditures for 2013 are expected to range between $75 million and $80 million and include approximately $63 million for our timberlands, $6 million for our manufacturing facilities, $4 million for real estate development investments, and $6 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2013 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

Timberland Acquisitions. During the second quarter of 2013, the company acquired approximately 46,000 acres of timberlands in western Georgia and eastern Alabama for a total of $72 million. This acquisition was financed by our line of credit and has been accounted for as an asset acquisition.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant.  As of June 30, 2013, we have $76 million of scheduled debt principal payments over the next twelve months. We intend to fund these payments with the proceeds from our 2012 public debt offering. We believe that our cash flows from operating activities over the next twelve months will be more than adequate to fund planned capital expenditures and our dividend.

The following table summarizes our sources and uses of cash for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2013	2012	Change
Sources of Cash:
Operations (A)	$172	$171	$1
Changes in Working Capital	(40)	(2)	(38)
Cash Distributions from Timberland Venture	27	28	(1)
Cash from Stock Option Exercises	35	3	32
Increase Debt Obligations, net	75	100	(25)
Other Cash Changes, net (B)	—	(1)	1
Total Sources of Cash	269	299	(30)
Uses of Cash:
Returned to Stockholders:
Dividends	(140)	(136)	(4)
Common Stock Repurchases	(2)	(1)	(1)
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (C)	(32)	(38)	6
Timber Deed Acquired	(18)	(98)	80
Timberlands Acquired	(78)	(13)	(65)
Meet Our Pension Obligations:
Pension Contributions	—	(7)	7
Total Uses of Cash	(270)	(293)	23
Change in Cash and Cash Equivalents	$(1)	$6	$(7)

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

(C)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities. Expenditures for Real Estate Development were $1 million for the six month period ending June 30, 2013 and $3 million for the six month period ending June 30, 2012.

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

The weighted-average interest rate for the borrowings on the line of credit was 1.41% and 1.43% as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we had $353 million of borrowings and $1 million of standby letters of credit outstanding; $346 million remained available for borrowing under our line of credit. As of July 1, 2013, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreement. The company has a $450 million term credit agreement that matures on April 3, 2019. The interest rate on the $450 million term credit agreement was 1.69% and 1.71% as of June 30, 2013 and December 31, 2012, respectively. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both June 30, 2013 and December 31, 2012. The term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of June 30, 2013, the company had $86 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). Substantially all of the Private Debt matures in 2013, except for approximately $10 million that matures serially in 2014 through 2016.

As of June 30, 2013, the company had publicly issued and outstanding $1.4 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt consists of $458 million of 5.875% Public Debt which matures in 2015, $575 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Senior Notes
Public Debt	$1,353	$1,353
Private Debt	86	260
Total Senior Notes	$1,439	$1,613

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

Debt Covenants. Our Senior Notes, Term Credit Agreement, and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of June 30, 2013.

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

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At June 30, 2013, our entire cash balance of $355 million is available to make restricted payments.

As of June 30, 2013, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On August 6, 2013, the Board of Directors declared a dividend of $0.44 per share, or approximately $72 million, which will be paid on August 30, 2013 to stockholders of record on August 16, 2013. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current period and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of real estate sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; debt covenant restrictions that may impose limitations on the company's ability to make cash payments; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At June 30, 2013, $175 million was available for share repurchases under the current Board of Directors' authorization.

Performance and Liquidity Measures (Non-GAAP Measures)

For a discussion of the factors impacting our operating performance see the discussion included in this Item under Results of Operations. For a discussion of the factors impacting our liquidity, see the discussion included in this Item under Financial Condition and Liquidity. We have included the following Non-GAAP measurements because we believe these are commonly used by investors, lenders and rating agencies to assess our financial performance.

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

Second Quarter 2013 Compared to Second Quarter 2012

The following table compares Adjusted EBITDA by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2013	2012
Adjusted EBITDA by Segment
Northern Resources	$13	$10	$3
Southern Resources	37	40	(3)
Real Estate	47	42	5
Manufactured Products	18	12	6
Other	5	4	1
Other Costs and Eliminations, net	(16)	(13)	(3)
Total Adjusted EBITDA	$104	$95	$9

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended June 30 (in millions):

	Quarter Ended June 30, 2013

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$8	$5	$—	$13
Southern Resources	23	14	—	37
Real Estate	30	—	17	47
Manufacturing	14	4	—	18
Other	4	1	—	5
Other Costs and Eliminations	(18)	1	—	(17)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$62	$25	$17	$104

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	17
Interest Expense	(35)
(Provision) Benefit for Income Taxes	2
Net Income	$46

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$139
Interest Expense				35
Amortization of Debt Costs				—
Provision / (Benefit) for Income Taxes				(2)
Distributions from Timberland Venture				—
Deferred Income Taxes				2
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				1
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(65)
Other				(6)
Adjusted EBITDA				$104

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

	Quarter Ended June 30, 2012

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$4	$6	$—	$10
Southern Resources	22	18	—	40
Real Estate	29	1	12	42
Manufacturing	9	3	—	12
Other	4	—	—	4
Other Costs and Eliminations	(14)	—	—	(14)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$55	$28	$12	$95

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	15
Interest Expense	(34)
(Provision) Benefit for Income Taxes	—
Net Income	$36

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$83
Interest Expense				34
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				—
Distributions from Timberland Venture				—
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				3
Timber Deed Acquired				—
Pension Plan Contributions				7
Working Capital Changes				(28)
Other				(3)
Adjusted EBITDA				$95

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table compares Adjusted EBITDA by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2013	2012
Adjusted EBITDA by Segment
Northern Resources	$31	$23	$8
Southern Resources	75	76	(1)
Real Estate	117	135	(18)
Manufactured Products	32	20	12
Other	10	9	1
Other Costs and Eliminations, net	(33)	(29)	(4)
Total Adjusted EBITDA	$232	$234	$(2)

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the six months ended June 30 (in millions):

	Six Months Ended June 30, 2013

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$19	$12	$—	$31
Southern Resources	47	28	—	75
Real Estate	75	—	42	117
Manufacturing	24	8	—	32
Other	9	1	—	10
Other Costs and Eliminations	(35)	1	—	(34)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$140	$50	$42	$232

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	31
Interest Expense	(70)
(Provision) Benefit for Income Taxes	1
Net Income	$102

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$140
Interest Expense				70
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(27)
Deferred Income Taxes				1
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				4
Timber Deed Acquired				18
Pension Plan Contributions				—
Working Capital Changes				40
Other				(12)
Adjusted EBITDA				$232

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

	Six Months Ended June 30, 2012

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$10	$13	$—	$23
Southern Resources	43	33	—	76
Real Estate	59	1	75	135
Manufacturing	13	7	—	20
Other	9	—	—	9
Other Costs and Eliminations	(30)	—	—	(30)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$105	$54	$75	$234

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	28
Interest Expense	(69)
(Provision) Benefit for Income Taxes	1
Net Income	$65

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$89
Interest Expense				69
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(28)
Deferred Income Taxes				1
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				5
Timber Deed Acquired				98
Pension Plan Contributions				7
Working Capital Changes				2
Other				(6)
Adjusted EBITDA				$234

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

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(A)
June 30, 2013
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$76	$3	$462	$4	$—	$900	$1,445	$1,487
Average Interest Rate(C)	4.9%	4.8%	4.7%	4.2%	4.2%	4.0%
Related Party Obligations
Principal Due						$783	$783	$936
Interest Rate						7.4%
Variable Rate Debt(D)						$450	$450	$450
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

June 30, 2012
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$250	$3	$462	$4	$575	$1,297	$1,386
Average Interest Rate(C)	5.5%	5.4%	5.2%	5.2%	4.7%	4.7%
Related Party Obligations
Principal Due						$783	$783	$942
Interest Rate						7.4%
Variable Rate Debt	$350						$350	$350

(A)
The fair value of the company's Public Debt is estimated using market quotes; the fair value of the company's Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. See Note 9 of the Notes to Consolidated Financial Statements. The increase in fair value of our fixed rate debt compared to June 30, 2012 (excluding related party debt) was due primarily to the issuance of $325 million of 3.25% Public Debt during 2012, partially offset by principal repayments of $177 million of Private Debt during the twelve month period and an increase in market rates on our Public Debt. At June 30, 2013, market rates on our Public Debt were higher compared to June 30, 2012 due to increases in treasury rates that exceeded the decline in the corresponding credit spreads.

The fair value of our floating rate term loan (variable rate debt) as of June 30, 2013 and June 30, 2012 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of June 30, 2013 and June 30, 2012. The increase in fair value of our variable rate debt at June 30, 2013 was due to the funding of the $450 million term loan in July 2012, from which a portion of the proceeds were used to repay the $350 million term loan that was outstanding at June 30, 2012.

(B)	Excludes unamortized discount of $6 million and $4 million at June 30, 2013 and 2012, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)
On July 10, 2012, the company borrowed $450 million under a new term credit agreement and used a portion of the proceeds to repay the $350 million principal balance for the previous term credit agreement. As of June 30, 2013, the interest rate for the $450 million term credit agreement was 1.69%. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1%.

Not included in the above table are borrowings of $353 million under our $700 million revolving line of credit. As of June 30, 2013, the weighted-average interest rate on the $353 million of borrowings was 1.41%. The interest rate on the line of credit is based on LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. As of July 1, 2013, all of the borrowings under our line of credit were repaid.

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

The company's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment to the company's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture. We will file a protest with IRS Appeals.

If the IRS's position were upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, the company could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. The company expects that as much as 80% of any such distribution could be made with the company's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. The company would also be required to pay interest, which could be substantial, and, if applicable, penalties.

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter and do not believe it is reasonably possible any material accrual will be made within the next year. We are confident in our position and believe that the proposed re-characterization of the Timberland Venture formation transaction by the IRS will ultimately be unsuccessful. We intend to vigorously contest this re-characterization.

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

Date: August 6, 2013