Form 10-Q
period 2013-09-30
PLUM CREEK TIMBER CO INC
filed 2013-11-08
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10239
PLUM CREEK TIMBER COMPANY, INC.
(Exact name of registrant as specified in its charter)

Organized in the State of Delaware	I.R.S. Employer Identification No. 91-1912863

601 Union Street, Suite 3100
Seattle, Washington 98101-1374
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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of November 4, 2013 was 176,909,909.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions, Except Per Share Amounts)	2013	2012
REVENUES:
Timber	$171	$168
Real Estate	96	96
Manufacturing	94	85
Other	5	5
Total Revenues	366	354

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	132	130
Real Estate	31	40
Manufacturing	80	74
Other	1	—
Total Cost of Goods Sold	244	244
Selling, General and Administrative	28	31
Total Costs and Expenses	272	275

Other Operating Income (Expense), net	(3)	—

Operating Income	91	79

Equity Earnings from Timberland Venture	16	14

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	20	21
Interest Expense (Note Payable to Timberland Venture)	14	14
Total Interest Expense, net	34	35

Income before Income Taxes	73	58

Provision (Benefit) for Income Taxes	1	(1)

Net Income	$72	$59

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.44	$0.36
Net Income per Share – Diluted	$0.44	$0.36

Dividends Declared – per Common Share Outstanding	$0.44	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	163.0	161.5
– Diluted	163.4	161.9

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions, Except Per Share Amounts)	2013	2012
REVENUES:
Timber	$487	$480
Real Estate	227	243
Manufacturing	279	246
Other	16	16
Total Revenues	1,009	985

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	364	374
Real Estate	83	124
Manufacturing	237	217
Other	3	1
Total Cost of Goods Sold	687	716
Selling, General and Administrative	89	86
Total Costs and Expenses	776	802

Other Operating Income (Expense), net	(2)	1

Operating Income	231	184

Equity Earnings from Timberland Venture	47	42

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	61	61
Interest Expense (Note Payable to Timberland Venture)	43	43
Total Interest Expense, net	104	104

Income before Income Taxes	174	122

Provision (Benefit) for Income Taxes	—	(2)

Net Income	$174	$124

PER SHARE AMOUNTS:

Net Income per Share – Basic	$1.06	$0.77
Net Income per Share – Diluted	$1.06	$0.76

Dividends Declared – per Common Share Outstanding	$1.30	$1.26

Weighted-Average Number of Shares Outstanding
– Basic	162.7	161.5
– Diluted	163.2	161.8

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2013	2012
NET INCOME	$72	$59

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(1)	1

Other Comprehensive Income (Loss) Before Tax	—	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	—	2

Comprehensive Income	$72	$61

	Nine Months Ended September 30,
(In Millions)	2013	2012
NET INCOME	$174	$124

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	3	3
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	2	2

Other Comprehensive Income (Loss) Before Tax	5	5

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	5	5

Comprehensive Income	$179	$129

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$439	$356
Accounts Receivable	35	22
Inventories	53	49
Deferred Tax Asset	8	7
Assets Held for Sale	38	61
Other Current Assets	17	13
	590	508

Timber and Timberlands, net	3,395	3,363
Mineral Rights, net	242	87
Property, Plant and Equipment, net	118	127
Equity Investment in Timberland Venture	195	204
Deferred Tax Asset	19	19
Investment in Grantor Trusts (at Fair Value)	42	39
Other Assets	30	37
Total Assets	$4,631	$4,384

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$74	$248
Line of Credit	507	104
Accounts Payable	30	26
Interest Payable	21	26
Wages Payable	22	29
Taxes Payable	16	9
Deferred Revenue	29	23
Other Current Liabilities	10	7
	709	472

Long-Term Debt	1,815	1,815
Note Payable to Timberland Venture	783	783
Other Liabilities	94	91
Total Liabilities	3,401	3,161

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 163.0 at September 30, 2013 and 162.0 at December 31, 2012	2	2
Additional Paid-In Capital	2,330	2,288
Retained Earnings (Accumulated Deficit)	(135)	(97)
Treasury Stock, at Cost, Common Shares – 27.0 at September 30, 2013 and 26.9 at December 31, 2012	(940)	(938)
Accumulated Other Comprehensive Income (Loss)	(27)	(32)
Total Stockholders’ Equity	1,230	1,223
Total Liabilities and Stockholders’ Equity	$4,631	$4,384

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$174	$124
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $4 Loss Related to Forest Fires in 2013)	86	87
Basis of Real Estate Sold	69	111
Equity Earnings from Timberland Venture	(47)	(42)
Distributions from Timberland Venture	56	56
Deferred Income Taxes	(1)	(1)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(6)	(6)
Timber Deed Acquired	(18)	(98)
Pension Plan Contributions	—	(10)
Working Capital Changes	(12)	5
Other	19	11
Net Cash Provided By (Used In) Operating Activities	320	237

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(51)	(52)
Timberlands Acquired	(80)	(18)
Mineral Rights Acquired	(156)	—
Other	—	(1)
Net Cash Provided By (Used In) Investing Activities	(287)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(212)	(204)
Borrowings on Line of Credit	1,251	1,712
Repayments on Line of Credit	(848)	(1,709)
Proceeds from Issuance of Long-Term Debt	—	450
Debt Issuance Costs	—	(3)
Principal Payments and Retirement of Long-Term Debt	(174)	(350)
Proceeds from Stock Option Exercises	35	5
Acquisition of Treasury Stock	(2)	(1)
Net Cash Provided By (Used In) Financing Activities	50	(100)

Increase (Decrease) In Cash and Cash Equivalents	83	66
Cash and Cash Equivalents:
Beginning of Period	356	254

End of Period	$439	$320

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At September 30, 2013, the company owned and managed approximately 6.3 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 7 wood product conversion facilities in the Northwest United States. In April 2013, the company resumed limited operations of its previously idled lumber mill.  The facility was curtailed in June 2009 due to the sustained decline in lumber demand. Included in the 6.3 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2013	2012
Net Income Available to Common Stockholders	$72	$59
Denominator for Basic Earnings per Share	163.0	161.5
Effect of Dilutive Securities – Stock Options	0.3	0.3
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	163.4	161.9
Per Share Amounts:
Net Income Per Share – Basic	$0.44	$0.36
Net Income Per Share – Diluted	$0.44	$0.36

	Nine Months Ended September 30,
	2013	2012
Net Income Available to Common Stockholders	$174	$124
Denominator for Basic Earnings per Share	162.7	161.5
Effect of Dilutive Securities – Stock Options	0.4	0.3
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	163.2	161.8
Per Share Amounts:
Net Income Per Share - Basic	$1.06	$0.77
Net Income Per Share - Diluted	$1.06	$0.76

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

	Nine Months Ended September 30,
	2013	2012
Number of Options	—	1.1
Range of Exercise Prices	N/A	$41.55 to $43.23
Expiration on or before	N/A	February 2021

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Raw Materials (primarily logs)	$8	$9
Work-In-Process	2	2
Finished Goods	29	24
	39	35
Supplies	14	14
Total	$53	$49

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Timber and Logging Roads, net	$2,162	$2,169
Timber Deeds, net	100	92
Timberlands	1,133	1,102
Timber and Timberlands, net	$3,395	$3,363

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

During the third quarter of 2013, the company's Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires in Montana and Oregon.

Note 5. Mineral Rights

In September 2013, the company acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million.  The company is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries.  Our mineral rights expire after 38 years.  The company estimates that annual depletion expense related to these mineral rights will be approximately $4 million a year for each of the next five years.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Land, Buildings and Improvements	$88	$88
Machinery and Equipment	326	318
	414	406
Accumulated Depreciation	(296)	(279)
Property, Plant and Equipment, net	$118	$127

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

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Borrowings

Debt consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Variable Rate Debt
Term Credit Agreement (A)	$450	$450
Revolving Line of Credit (B)	507	104
Fixed Rate Debt
Senior Notes	1,439	1,613
Note Payable to Timberland Venture	783	783
Total Debt	3,179	2,950
Less:
Current Portion of Long-Term Debt	74	248
Line of Credit	507	104
Long-Term Portion	$2,598	$2,598

(A)
The company has a $450 million term credit agreement that matures on April 3, 2019. The interest rate on the $450 million term credit agreement was 1.68% and 1.71% as of September 30, 2013 and December 31, 2012, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both September 30, 2013 and December 31, 2012. On November 4, 2013, the company repaid $225 million of borrowings outstanding under the term credit agreement. See Note 16 of the Notes to Consolidated Financial Statements.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.38% and 1.43% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, we had $507 million of borrowings and $1 million of standby letters of credit outstanding; $192 million remained available for borrowing under our $700 million line of credit. As of October 1, 2013, $355 million of the borrowings outstanding under our line of credit was repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2013 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2013	162.0	$2	$2,288	$(97)	$(938)	$(32)	$1,223
Net Income				56			56
Other Comprehensive Income (Loss)						3	3
Dividends				(68)			(68)
Stock Option Exercises	0.6	—	25				25
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			3				3
Common Stock Repurchased	—	—			(2)		(2)
March 31, 2013	162.7	$2	$2,316	$(109)	$(940)	$(29)	$1,240
Net Income				46			46
Other Comprehensive Income (Loss)						2	2
Dividends				(72)			(72)
Stock Option Exercises	0.3	—	10				10
Share-based Compensation			2				2
June 30, 2013	163.0	$2	$2,328	$(135)	$(940)	$(27)	$1,228
Net Income				72			72
Other Comprehensive Income (Loss)						—	—
Dividends				(72)			(72)
Share-based Compensation			2				2
September 30, 2013	163.0	$2	$2,330	$(135)	$(940)	$(27)	$1,230

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the company’s accumulated other comprehensive income by component, net of tax, were as follows during 2013 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss	Total
January 1, 2013	$8	$(40)	$(32)
Other Comprehensive Income (Loss) before Reclassifications	2	—	2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
March 31, 2013	$10	$(39)	$(29)
Other Comprehensive Income (Loss) before Reclassifications	1	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
June 30, 2013	$11	$(38)	$(27)
Other Comprehensive Income (Loss) before Reclassifications	(1)	—	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
September 30, 2013	$10	$(37)	$(27)

Summarized below are the reclassifications out of accumulated other comprehensive income for the quarter ended September 30, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Statement Where Net Income is Presented
Amortization of Actuarial Loss	$1	See Note 11 - Employee Pension Plans
Total	$1

Summarized below are the reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Statement Where Net Income is Presented
Amortization of Actuarial Loss	$3	See Note 11 - Employee Pension Plans
Total	$3

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

	Balance at September 30, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$434	$434
Available-for-Sale Securities (B)	37	37
Trading Securities (B)	5	5
Total	$476	$476

	Balance at December 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$354	$354
Available-for-Sale Securities (B)	34	34
Trading Securities (B)	5	5
Total	$393	$393

(A)
Consists of several money market funds and is included in the $439 million and $356 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012. At September 30, 2013, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both September 30, 2013 and December 31, 2012. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at September 30, 2013
	Carrying Amount at September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,387	$—	$1,387
Private Debt (B)	86	—	88	—	88
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	507	—	507	—	507
Note Payable to Timberland Venture (E)	783	—	—	926	926
Total Debt	$3,179	$—	$2,432	$926	$3,358

		Fair Value at December 31, 2012
	Carrying Amount at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,465	$—	$1,465
Private Debt (B)	260	—	266	—	266
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	104	—	104	—	104
Note Payable to Timberland Venture (E)	783	—	—	973	973
Total Debt	$2,950	$—	$2,285	$973	$3,258

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month periods ended September 30, 2013 and 2012.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2013	2012
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	1
Total Pension Cost	$3	$3

	Nine Months Ended September 30,
	2013	2012
Service Cost	$6	$6
Interest Cost	6	6
Expected Return on Plan Assets	(6)	(6)
Recognized Actuarial Loss	3	3
Total Pension Cost	$9	$9

It is the company’s policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan were discontinued) over a market cycle (generally 3 to 5 years). During the first nine months of 2013, the company has not made any contributions to its qualified or non-qualified pension plans. Depending on asset returns and interest rates, the company may contribute between $0 and $10 million to the qualified plan during the fourth quarter of 2013. The company expects to contribute between $0 and $2 million to its grantor trust associated with its non-qualified pension plans during the fourth quarter of 2013.

Note 12. Commitments and Contingencies

Contingencies. The company is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including, but not limited to, environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses. Except as discussed elsewhere, management does not believe that these matters, individually or in the aggregate, are material. However, it is possible that one or more of these matters could become material in the future, and an unfavorable outcome in one or more of these matters could have a material negative financial impact on the company. See also Note 7 of the Notes to Consolidated Financial Statements for a discussion of a tax proceeding involving the company and its consolidated subsidiaries.

Note 13. Variable Interest Entities

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

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying amount of the investment is $195 million at September 30, 2013 and $204 million at December 31, 2012, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $195 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 14. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 13 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $47 million for the nine-month period ending September 30, 2013, and were $42 million for the nine-month period ending September 30, 2012. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $7 million and $6 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $43 million for each of the nine-month periods ended September 30, 2013 and 2012. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Nine Months Ended September 30,
	2013	2012
Revenues	$13	$10
Cost of Goods Sold (A)	12	11
Selling, General and Administrative Expenses	4	6
Operating Income (Loss)	(3)	(7)
Interest Income, net	43	43
Net Income before Allocation to Preferred and Common Interests	$40	$36

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $11 million and $10 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources (A)	Southern Resources	Real Estate	Manufactured Products	Other (B)	Total (C)

Quarter Ended September 30, 2013
External Revenues	$60	$111	$96	$94	$5	$366
Intersegment Revenues	7	—	—	—	—	7
Depreciation, Depletion and Amortization	11	17	1	4	1	34
Basis of Real Estate Sold	—	—	27	—	—	27
Other Operating Gain	—	—	—	—	1	1
Operating Income	5	27	63	11	5	111

Quarter Ended September 30, 2012
External Revenues	$58	$110	$96	$85	$5	$354
Intersegment Revenues	7	—	—	—	—	7
Depreciation, Depletion and Amortization	7	19	—	4	—	30
Basis of Real Estate Sold	—	—	36	—	—	36
Other Operating Gain	—	—	—	—	—	—
Operating Income	5	23	54	9	5	96

	Northern Resources (A)	Southern Resources	Real Estate	Manufactured Products	Other (B)	Total (C)

Nine Months Ended September 30, 2013
External Revenues	$174	$313	$227	$279	$16	$1,009
Intersegment Revenues	20	—	—	—	—	20
Depreciation, Depletion and Amortization	23	45	1	12	2	83
Basis of Real Estate Sold	—	—	69	—	—	69
Other Operating Gain	—	—	—	—	1	1
Operating Income	24	74	138	35	14	285

Nine Months Ended September 30, 2012
External Revenues	$168	$312	$243	$246	$16	$985
Intersegment Revenues	17	—	—	—	—	17
Depreciation, Depletion and Amortization	20	52	1	11	—	84
Basis of Real Estate Sold	—	—	111	—	—	111
Other Operating Gain	—	—	—	—	—	—
Operating Income	15	66	113	22	14	230

(A)
During the third quarter of 2013, the Northern Resources Segment recognized a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the consolidated financial statements.

(B)
During the third quarter of 2013, the company sold certain mineral reserves for a gain of $1 million. This gain is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended September 30, 2013 and September 30, 2012; and $3 million for each of the nine-month periods ended September 30, 2013 and September 30, 2012.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2013	2012
Total Segment Operating Income	$111	$96
Corporate and Other Unallocated Expenses	(16)	(17)
Other Unallocated Operating Income (Expense), net	(4)	—
Operating Income	91	79
Equity Earnings from Timberland Venture	16	14
Total Interest Expense, net	(34)	(35)
Income before Income Taxes	$73	$58

	Nine Months Ended September 30,
	2013	2012
Total Segment Operating Income	$285	$230
Corporate and Other Unallocated Expenses	(51)	(47)
Other Unallocated Operating Income (Expense), net	(3)	1
Operating Income	231	184
Equity Earnings from Timberland Venture	47	42
Total Interest Expense, net	(104)	(104)
Income before Income Taxes	$174	$122

Note 16. Subsequent Events

Quarterly Dividend. On November 5, 2013, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $78 million, which will be paid on November 27, 2013 to stockholders of record on November 15, 2013.

Timberland Acquisition and Equity Offering. On October 28, 2013, the company announced an agreement to purchase approximately 501,000 acres of timberlands together with ownership interests in 109,000 acres of development-quality lands from MeadWestvaco Corporation for a total purchase price of approximately $1.1 billion. The 501,000 acres of timberlands are located in Alabama, Georgia, South Carolina, Virginia, and West Virginia and include certain subsurface rights, mineral rights, and wind power assets. The 109,000 acres of development-quality lands are located near Charleston, South Carolina, of which the company is acquiring a 50% interest in approximately 87,000 acres and a 5% interest in approximately 22,000 acres. The company expects to account for this acquisition as a business combination and expects that its ownership interests in the development-quality lands will be accounted for under the equity method of accounting.

The company is acquiring the assets by paying cash of $226 million and issuing MeadWestvaco Corporation an $860 million ten-year, fixed rate, installment note based on market interest rates at closing. The company expects to close this transaction during the fourth quarter of this year.

The company also announced an equity offering on October 28, 2013. On November 4, 2013, the company completed the equity offering resulting in the issuance of 13,915,000 additional shares of common stock for net proceeds of $606 million. The proceeds from the equity offering are expected to be used to pay the cash portion of the acquisition and the acquisition related transaction fees, with the balance used to pay down approximately $375 million of the company’s outstanding debt, including a $225 million pay down of the Term Credit Agreement.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of September 30, 2013, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,358 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2013	2012
REVENUES:
Timber	$171	$168
Real Estate	96	96
Manufacturing	94	85
Other	5	5
Total Revenues	366	354

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	132	130
Real Estate	31	40
Manufacturing	80	74
Other	1	—
Total Cost of Goods Sold	244	244
Selling, General and Administrative	28	31
Total Costs and Expenses	272	275

Other Operating Income (Expense), net	(3)	—

Operating Income	91	79

Equity Earnings from Timberland Venture	16	14

Interest Expense, net	20	21

Income before Income Taxes	87	72

Provision (Benefit) for Income Taxes	1	(1)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	86	73
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)
Net Income Available to Common Interest Partners	$72	$59

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2013	2012
REVENUES:
Timber	$487	$480
Real Estate	227	243
Manufacturing	279	246
Other	16	16
Total Revenues	1,009	985

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	364	374
Real Estate	83	124
Manufacturing	237	217
Other	3	1
Total Cost of Goods Sold	687	716
Selling, General and Administrative	89	86
Total Costs and Expenses	776	802

Other Operating Income (Expense), net	(2)	1

Operating Income	231	184

Equity Earnings from Timberland Venture	47	42

Interest Expense, net	61	61

Income before Income Taxes	217	165

Provision (Benefit) for Income Taxes	—	(2)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	217	167
Net Income Allocable to Series T-1 Preferred Interest	(43)	(43)
Net Income Available to Common Interest Partners	$174	$124

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2013	2012
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$86	$73

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(1)	1

Other Comprehensive Income (Loss) Before Tax	—	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	—	2

Comprehensive Income	$86	$75

	Nine Months Ended September 30,
(In Millions)	2013	2012
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$217	$167

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	3	3
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	2	2

Other Comprehensive Income (Loss) Before Tax	5	5

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	5	5

Comprehensive Income	$222	$172

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$439	$356
Accounts Receivable	35	22
Inventories	53	49
Deferred Tax Asset	8	7
Assets Held for Sale	38	61
Other Current Assets	17	13
	590	508

Timber and Timberlands, net	3,395	3,363
Mineral Rights, net	242	87
Property, Plant and Equipment, net	118	127
Equity Investment in Timberland Venture	195	204
Deferred Tax Asset	19	19
Investment in Grantor Trusts ($42 and $39 at Fair Value in 2013 and 2012)	43	40
Other Assets	30	37
Total Assets	$4,632	$4,385

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$74	$248
Line of Credit	507	104
Accounts Payable	30	26
Interest Payable	14	19
Wages Payable	22	29
Taxes Payable	16	9
Deferred Revenue	29	23
Other Current Liabilities	10	7
	702	465

Long-Term Debt	1,815	1,815
Other Liabilities	95	92
Total Liabilities	2,612	2,372

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,230	1,223
Total Partnership Capital	2,020	2,013
Total Liabilities and Partnership Capital	$4,632	$4,385

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$217	$167
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $4 Loss Related to Forest Fires in 2013)	86	87
Basis of Real Estate Sold	69	111
Equity Earnings from Timberland Venture	(47)	(42)
Distributions from Timberland Venture	56	56
Deferred Income Taxes	(1)	(1)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(6)	(6)
Timber Deed Acquired	(18)	(98)
Pension Plan Contributions	—	(10)
Working Capital Changes	(12)	5
Other	19	11
Net Cash Provided By (Used In) Operating Activities	363	280

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(51)	(52)
Timberlands Acquired	(80)	(18)
Mineral Rights Acquired	(156)	—
Other	—	(1)
Net Cash Provided By (Used In) Investing Activities	(287)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(179)	(200)
Cash Distributions for Series T-1 Preferred Interest	(43)	(43)
Borrowings on Line of Credit	1,251	1,712
Repayments on Line of Credit	(848)	(1,709)
Proceeds from Issuance of Long-Term Debt	—	450
Debt Issuance Costs	—	(3)
Principal Payments and Retirement of Long-Term Debt	(174)	(350)
Net Cash Provided By (Used In) Financing Activities	7	(143)

Increase (Decrease) In Cash and Cash Equivalents	83	66
Cash and Cash Equivalents:
Beginning of Period	356	254

End of Period	$439	$320

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

At September 30, 2013, the Operating Partnership owned and managed approximately 6.3 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned 7 wood product conversion facilities in the Northwest United States. In April 2013, the Operating Partnership resumed limited operations of its previously idled lumber mill.  The facility was curtailed in June 2009 due to the sustained decline in lumber demand. Included in the 6.3 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Raw Materials (primarily logs)	$8	$9
Work-In-Process	2	2
Finished Goods	29	24
	39	35
Supplies	14	14
Total	$53	$49

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Timber and Logging Roads, net	$2,162	$2,169
Timber Deeds, net	100	92
Timberlands	1,133	1,102
Timber and Timberlands, net	$3,395	$3,363

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

During the third quarter of 2013, the Operating Partnership's Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires in Montana and Oregon.

Note 4. Mineral Rights

In September 2013, the Operating Partnership acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million.  The Operating Partnership is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries.  Our mineral rights expire after 38 years.  The Operating Partnership estimates that annual depletion expense related to these mineral rights will be approximately $4 million a year for each of the next five years.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Land, Buildings and Improvements	$88	$88
Machinery and Equipment	326	318
	414	406
Accumulated Depreciation	(296)	(279)
Property, Plant and Equipment, net	$118	$127

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Borrowings

Debt consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Variable Rate Debt
Term Credit Agreement (A)	$450	$450
Revolving Line of Credit (B)	507	104
Fixed Rate Debt
Senior Notes	1,439	1,613
Total Debt	2,396	2,167
Less:
Current Portion of Long-Term Debt	74	248
Line of Credit	507	104
Long-Term Portion	$1,815	$1,815

(A)
The Operating Partnership has a $450 million term credit agreement that matures on April 3, 2019. The interest rate on the $450 million term credit agreement was 1.68% and 1.71% as of September 30, 2013 and December 31, 2012, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both September 30, 2013 and December 31, 2012. On November 4, 2013, the Operating Partnership repaid $225 million of borrowings outstanding under the term credit agreement. See Note 15 of the Notes to Consolidated Financial Statements.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.38% and 1.43% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, we had $507 million of borrowings and $1 million of standby letters of credit outstanding; $192 million remained available for borrowing under our $700 million line of credit. As of October 1, 2013, $355 million of the borrowings outstanding under our line of credit was repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2013 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2013	$790	$1,255	$(32)	$2,013
Net Income before Allocation to Series T-1 Preferred Interest and Partners		70		70
Other Comprehensive Income (Loss)			3	3
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(45)		(45)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		3		3
March 31, 2013	$790	$1,269	$(29)	$2,030
Net Income before Allocation to Series T-1 Preferred Interest and Partners		61		61
Other Comprehensive Income (Loss)			2	2
Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(62)		(62)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		2		2
June 30, 2013	$790	$1,255	$(27)	$2,018
Net Income before Allocation to Series T-1 Preferred Interest and Partners		86		86
Other Comprehensive Income (Loss)			—	—
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(72)		(72)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2
September 30, 2013	$790	$1,257	$(27)	$2,020

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the Operating Partnership's accumulated other comprehensive income by component, net of tax, were as follows during 2013 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss	Total
January 1, 2013	$8	$(40)	$(32)
Other Comprehensive Income (Loss) before Reclassifications	2	—	2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
March 31, 2013	$10	$(39)	$(29)
Other Comprehensive Income (Loss) before Reclassifications	1	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
June 30, 2013	$11	$(38)	$(27)
Other Comprehensive Income (Loss) before Reclassifications	(1)	—	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	1
September 30, 2013	$10	$(37)	$(27)

Summarized below are the reclassifications out of accumulated other comprehensive income for the quarter ended September 30, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Statement Where Net Income is Presented
Amortization of Actuarial Loss	$1	See Note 10 - Employee Pension Plans
Total	$1

Summarized below are the reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013 (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Items in the Statement Where Net Income is Presented
Amortization of Actuarial Loss	3	See Note 10 - Employee Pension Plans
Total	$3

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

	Balance at September 30, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$434	$434
Available-for-Sale Securities (B)	37	37
Trading Securities (B)	5	5
Total	$476	$476

	Balance at December 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$354	$354
Available-for-Sale Securities (B)	34	34
Trading Securities (B)	5	5
Total	$393	$393

(A)
Consists of several money market funds and is included in the $439 million and $356 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012. At September 30, 2013, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

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

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both September 30, 2013 and December 31, 2012. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at September 30, 2013
	Carrying Amount at September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,387	$—	$1,387
Private Debt (B)	86	—	88	—	88
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	507	—	507	—	507
Total Debt	$2,396	$—	$2,432	$—	$2,432

		Fair Value at December 31, 2012
	Carrying Amount at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,465	$—	$1,465
Private Debt (B)	260	—	266	—	266
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	104	—	104	—	104
Total Debt	$2,167	$—	$2,285	$—	$2,285

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month periods ended September 30, 2013 and 2012.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2013	2012
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	1
Total Pension Cost	$3	$3

	Nine Months Ended September 30,
	2013	2012
Service Cost	$6	$6
Interest Cost	6	6
Expected Return on Plan Assets	(6)	(6)
Recognized Actuarial Loss	3	3
Total Pension Cost	$9	$9

It is the Operating Partnership’s policy to fund its qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan were discontinued) over a market cycle (generally 3 to 5 years). During the first nine months of 2013, the Operating Partnership has not made any contributions to its qualified or non-qualified pension plans. Depending on asset returns and interest rates, the Operating Partnership may contribute between $0 and $10 million to the qualified plan during the fourth quarter of 2013. The Operating Partnership expects to contribute between $0 and $2 million to its grantor trust associated with its non-qualified pension plans during the fourth quarter of 2013.

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

Note 12. Variable Interest Entities

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying amount of the investment is $195 million at September 30, 2013 and $204 million at December 31, 2012, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $195 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 13. Summarized Income Statement Information of Unconsolidated Subsidiary

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $47 million for the nine-month period ending September 30, 2013, and were $42 million for the nine-month period ending September 30, 2012. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $7 million and $6 million for the nine-month periods ended September 30, 2013 and 2012, respectively. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Nine Months Ended September 30,
	2013	2012
Revenues	$13	$10
Cost of Goods Sold (A)	12	11
Selling, General and Administrative Expenses	4	6
Operating Income (Loss)	(3)	(7)
Interest Income, net	43	43
Net Income before Allocation to Preferred and Common Interests	$40	$36

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $11 million and $10 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources (A)	Southern Resources	Real Estate	Manufactured Products	Other (B)	Total (C)

Quarter Ended September 30, 2013
External Revenues	$60	$111	$96	$94	$5	$366
Intersegment Revenues	7	—	—	—	—	7
Depreciation, Depletion and Amortization	11	17	1	4	1	34
Basis of Real Estate Sold	—	—	27	—	—	27
Other Operating Gain	—	—	—	—	1	1
Operating Income	5	27	63	11	5	111

Quarter Ended September 30, 2012
External Revenues	$58	$110	$96	$85	$5	$354
Intersegment Revenues	7	—	—	—	—	7
Depreciation, Depletion and Amortization	7	19	—	4	—	30
Basis of Real Estate Sold	—	—	36	—	—	36
Other Operating Gain	—	—	—	—	—	—
Operating Income	5	23	54	9	5	96

	Northern Resources (A)	Southern Resources	Real Estate	Manufactured Products	Other (B)	Total (C)

Nine Months Ended September 30, 2013
External Revenues	$174	$313	$227	$279	$16	$1,009
Intersegment Revenues	20	—	—	—	—	20
Depreciation, Depletion and Amortization	23	45	1	12	2	83
Basis of Real Estate Sold	—	—	69	—	—	69
Other Operating Gain	—	—	—	—	1	1
Operating Income	24	74	138	35	14	285

Nine Months Ended September 30, 2012
External Revenues	$168	$312	$243	$246	$16	$985
Intersegment Revenues	17	—	—	—	—	17
Depreciation, Depletion and Amortization	20	52	1	11	—	84
Basis of Real Estate Sold	—	—	111	—	—	111
Other Operating Gain	—	—	—	—	—	—
Operating Income	15	66	113	22	14	230

(A)
During the third quarter of 2013, the Northern Resources Segment recognized a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the consolidated financial statements.

(B)
During the third quarter of 2013, the Operating Partnership sold certain mineral reserves for a gain of $1 million. This gain is reported as Other Operating Gain in our Other Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended September 30, 2013 and September 30, 2012; and $3 million for each of the nine-month periods ended September 30, 2013 and September 30, 2012.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2013	2012
Total Segment Operating Income	$111	$96
Corporate and Other Unallocated Expenses	(16)	(17)
Other Unallocated Operating Income (Expense), net	(4)	—
Operating Income	91	79
Equity Earnings from Timberland Venture	16	14
Interest Expense, net	(20)	(21)
Income before Income Taxes	$87	$72

	Nine Months Ended September 30,
	2013	2012
Total Segment Operating Income	$285	$230
Corporate and Other Unallocated Expenses	(51)	(47)
Other Unallocated Operating Income (Expense), net	(3)	1
Operating Income	231	184
Equity Earnings from Timberland Venture	47	42
Interest Expense, net	(61)	(61)
Income before Income Taxes	$217	$165

Note 15. Subsequent Events

Timberland Acquisition and Equity Offering. On October 28, 2013, Plum Creek, along with the Operating Partnership, announced an agreement to purchase approximately 501,000 acres of timberlands together with ownership interests in 109,000 acres of development-quality lands from MeadWestvaco Corporation for a total purchase price of approximately $1.1 billion. The 501,000 acres of timberlands are located in Alabama, Georgia, South Carolina, Virginia, and West Virginia and include certain subsurface rights, mineral rights, and wind power assets. The 109,000 acres of development-quality lands are located near Charleston, South Carolina, of which the Operating Partnership is acquiring a 50% interest in approximately 87,000 acres and a 5% interest in approximately 22,000 acres. The Operating Partnership expects to account for this acquisition as a business combination and expects that its ownership interests in the development-quality lands will be accounted for under the equity method of accounting.

The Operating Partnership is acquiring the assets by paying cash of $226 million and issuing MeadWestvaco Corporation an $860 million, ten-year, fixed rate, installment note based on market interest rates at closing. The Operating Partnership expects to close this transaction during the fourth quarter of this year.

In conjunction with the above, Plum Creek announced an equity offering on October 28, 2013. On November 4, 2013, Plum Creek completed the equity offering resulting in the issuance of 13,915,000 additional shares of common stock for net proceeds of $606 million. The proceeds from the equity offering are expected to be used to pay the cash portion of the acquisition and the acquisition related transaction fees, with the balance used to pay down approximately $375 million of the Operating Partnership’s outstanding debt, including a $225 million pay down of the Term Credit Agreement.

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

The Operating Partnership has borrowed and has currently outstanding $2.4 billion principal amount of debt, including $1.4 billion of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 13 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

The Note Payable to Timberland Venture is an obligation of PC Ventures and not an obligation of the Operating Partnership. Therefore, any discussion of the Note Payable to Timberland Venture below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to both Plum Creek and the Operating Partnership.

Recent Events

Timberland Acquisition and Equity Offering. On October 28, 2013, we announced an agreement to purchase approximately 501,000 acres of timberlands together with ownership interests in 109,000 acres of development-quality lands from MeadWestvaco Corporation for a total purchase price of approximately $1.1 billion. The 501,000 acres of timberlands are located in Alabama, Georgia, South Carolina, Virginia, and West Virginia and include certain subsurface rights, mineral rights, and wind power assets. The 109,000 acres of development-quality lands are located near Charleston, South Carolina, of which we are acquiring a 50% interest in approximately 87,000 acres and a 5% interest in approximately 22,000 acres.

We expect to acquire the assets by paying cash of approximately $226 million and issuing MeadWestvaco Corporation an $860 million ten-year, fixed rate, installment note based on market interest rates at closing. We expect to close this transaction during the fourth quarter of this year.

We also announced an equity offering on October 28, 2013. On November 4, 2013, we completed the equity offering resulting in the issuance of 13,915,000 additional shares of common stock for net proceeds of $606 million. The proceeds from the equity offering are expected to be used to pay the cash portion of the acquisition and the acquisition related transaction fees, with the balance used to pay down approximately $375 million of our outstanding debt, including a $225 million pay down of the Term Credit Agreement.

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

Results of Operations

Third Quarter 2013 Compared to Third Quarter 2012

The following tables and narrative compare operating results by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2013	2012
Operating Income by Segment
Northern Resources	$5	$5	$—
Southern Resources	27	23	4
Real Estate	63	54	9
Manufactured Products	11	9	2
Other	5	5	—
Total Segment Operating Income	111	96	15
Other Costs and Eliminations	(16)	(17)	1
Other Unallocated Operating Income (Expense), net	(4)	—	(4)
Operating Income	$91	$79	$12

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2013		Quarter Ended September 30, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.636	$79	0.679	$69
Pulpwood ($/Ton Delivered)	0.387	$43	0.441	$42
Total	1.023		1.120

Revenues increased by $2 million, or 3%, to $67 million in the third quarter of 2013 compared to the third quarter of 2012. This increase was due primarily to higher sawlog prices ($6 million), partially offset by lower sawlog volumes ($3 million).

Sawlog prices increased 14% in the third quarter of 2013 compared to the third quarter of 2012 and achieved the highest average sales realization since the third quarter of 2006. Sawlog prices increased due primarily to improved demand and limited supply compared to the same quarter of the prior year. The demand for sawlogs on the West coast has improved due primarily to lumber and plywood mills increasing production along with the steady demand for export logs, primarily to China. Lumber and plywood production has increased compared to 2012 primarily as a result of relatively strong lumber and plywood prices and improving U.S. housing starts. Housing starts during the first eight months of 2013 increased by 23% over the same period in the prior year and have increased by over 50% (using a seasonally adjusted annual rate) from the record low housing starts of 554,000 in 2009. The supply of logs was limited during the third quarter of 2013 due primarily to harvesting restrictions related to forest fires.

Sawlog harvest volumes decreased 6% in the third quarter of 2013 compared to the third quarter of 2012 due primarily to accelerating our planned 2013 sawlog harvest volumes earlier in the year to take advantage of favorable prices. For all of 2013, sawlog harvest volumes are expected to decrease by approximately 6% compared to the 2.6 million tons we harvested in 2012 due primarily to harvest schedule and timber inventory updates, and recent land sales.

Northern Resources Segment operating income was 7% of its revenues for the third quarter of 2013 compared to 8% of its revenues for the third quarter of 2012. Segment costs and expenses increased by $2 million, or 3%, to $62 million for the third quarter of 2013 due primarily to a $4 million charge representing the book basis of timber volume destroyed as a result of forest fires on approximately 12,000 acres in Oregon and Montana.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2013		Quarter Ended September 30, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.544	$22	1.533	$20
Pulpwood ($/Ton Stumpage)	1.952	$11	2.151	$10
Total	3.496		3.684

Revenues were $111 million in the third quarter of 2013, essentially flat compared to the third quarter of 2012. Higher sawlog prices ($3 million) and higher pulpwood prices ($3 million) were offset by lower pulpwood harvest volumes ($5 million).

Sawlog prices increased 8% during the third quarter of 2013 compared to the third quarter of 2012 due primarily to improving demand and wet weather in the eastern areas of the Segment. Sawlog demand has improved as a result of mill owners adding shifts and reopening curtailed facilities due to the increase in housing starts and improved product prices. Additionally, log prices in the eastern areas of the Segment were favorably impacted by weather-related harvesting restrictions.

Pulpwood prices increased 12% during the third quarter of 2013 compared to the third quarter of 2012. This increase is due primarily to increased fiber demand from competing uses, such as Oriented Strand Board production and the export of wood pellets used to produce bioenergy.

Pulpwood harvest volumes decreased 9% in the third quarter of 2013 compared to the third quarter of 2012 due primarily to adequate mill inventories. Despite improving demand, most mills in the western areas of the Segment had an ample supply of pulpwood due to favorable harvesting conditions as a result of unusually dry weather. For all of 2013, pulpwood harvest volumes are expected to be slightly lower than the 8.0 million tons we harvested in 2012.

Southern Resources Segment operating income was 24% of its revenues for the third quarter of 2013 compared to 21% of its revenues for the third quarter of 2012 due primarily to improved sawlog and pulpwood prices. Segment costs and expenses decreased by $3 million, or 3%, to $84 million due primarily to lower pulpwood harvest volumes.

Real Estate Segment.

	Quarter Ended September 30, 2013			Quarter Ended September 30, 2012
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	17,300	$22	$1,280	5,750	$8	$1,455
Large Non-Strategic	15,370	53	3,415	99,800	67	675
Conservation	1,385	3	1,920	5,400	5	905
Higher and Better Use / Recreational	9,455	18	1,925	5,410	11	2,100
Conservation Easements	n/a	—	—	n/a	—	—
Total	43,510	$96		116,360	$91

Proceeds from Real Estate Joint Venture		$—			$5

Revenues were $96 million in the third quarter of 2013 and 2012. During the third quarter of 2012 we received approximately $5 million of proceeds from the final payment in connection with the sale of our land to a joint venture. Excluding the proceeds from a joint venture in 2012, revenues increased $5 million due primarily to higher revenues from sales of small non-strategic properties ($14 million) and higher and better use / recreational properties ($7 million), offset in part by lower revenue from large non-strategic properties ($14 million).

Revenue from the sale of large non-strategic timberlands was $53 million during the third quarter of 2013 compared to $67 million during the same period in 2012 due primarily to selling fewer acres during 2013. During the third quarter of 2013 we sold 15,370 acres of large non-strategic timberlands in Oregon compared to selling nearly 100,000 large non-strategic acres in Wisconsin during the third quarter of 2012. Due to improving demand, the company expects to increase revenues from higher and better use properties and decrease revenues from large non-strategic timberlands in 2013 compared to the prior year. The demand for some of our higher and better use properties has strengthened due to improving consumer sentiment as a result of the improving U.S. economy, recent stock market gains, and the expectation that rural real estate values will begin to improve. Additionally, the company continued to take advantage of favorable demand and attractive values from commercial and institutional timberland buyers. Of note, the price per acre for large non-strategic timberlands can vary significantly due to the geographic location, the stocking level including timber species and age class distribution, the timber growing rates, and the demand and supply of wood fiber in the local market.

Revenue from our higher and better use / recreational properties increased as a result of selling approximately 4,000 (75%) more acres compared to the third quarter of 2012 due primarily to the improving demand for some of our properties. However, the improvement in demand has not yet resulted in upward price pressure for our higher and better use / recreational properties and the demand for our premium higher and better use / recreational properties still remains soft.

Revenues from small non-strategic sales increased due primarily to selling 11,550 more acres compared to the third quarter of 2012. We completed a nearly 13,000 acre sale during the third quarter of 2013.

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

Real Estate Segment operating income was 65% of its third quarter revenues for 2013 compared to 56% for 2012. This increase is due primarily to selling properties in 2013 with a lower book value compared to the book value of properties sold in 2012. The large non-strategic property sold in 2012 was acquired within the past decade and therefore had a higher book value than the large non-strategic property sold in 2013. Real Estate Segment costs and expenses decreased by $9 million to $33 million in the third quarter of 2013 due primarily to selling fewer acres during 2013 and selling a large non-strategic property during 2013 with lower book value compared to the book value of properties sold in 2012.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2013		Quarter Ended September 30, 2012
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	40,622 MBF	$498	27,645 MBF	$525
Plywood	46,709 MSF	$457	48,984 MSF	$432
MDF	54,795 MSF	$680	54,992 MSF	$636

(A)	Represents product prices at the mill level.

Revenues increased by $9 million, or 11%, to $94 million in the third quarter of 2013 compared to the third quarter of 2012. This increase in revenues was due primarily to higher lumber sales volume ($5 million) and higher MDF prices ($2 million).

Lumber sales volume was 47% higher during the third quarter of 2013 compared to the third quarter of 2012 due primarily to resuming operations at our Evergreen, Montana sawmill in April 2013. We expect our 2013 lumber sales volumes to exceed our 2012 lumber sales volumes as a result of re-starting the Evergreen mill.

MDF average prices were 7% higher during the third quarter of 2013 compared to the third quarter of 2012 due primarily to a modest increase in demand and limited supply. MDF demand increased in many specialty markets for products, such as cabinet components, molding and architectural doors, due primarily to a strengthening U.S. economy and an increase in U.S. housing starts. The supply of MDF in North America has been limited due primarily to low imports and the closure of several high-cost domestic mills. However, late in the third quarter, MDF demand began to weaken due primarily to high inventories throughout the supply chain as a result of end-use demand not being as strong as previously estimated.

Manufactured Products Segment operating income was 12% of its revenues for the third quarter of 2013 compared to 11% of its revenues for the third quarter of 2012. This increase in operating performance was due primarily to higher MDF prices. Manufactured Products Segment costs and expenses increased by $7 million, or 9%, to $83 million due primarily to increased lumber sales volumes.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $16 million during the third quarter of 2013 and decreased operating income by $17 million during the third quarter of 2012.

Other Unallocated Operating Income (Expense), net. Other unallocated operating income and expense (which consists of income and expenses not allocated to the operating segments) decreased operating income by $4 million during the third quarter of 2013. This increase in expense of $4 million compared to the third quarter of 2012 is due primarily to a loss related to the early termination of an equipment lease ($5 million), offset in part by a litigation settlement payment received by the company ($1 million). The equipment lease was accounted for as an operating lease prior to termination. These items are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

Interest Expense, net. Interest expense, net of interest income, was $34 million in the third quarter of 2013 and was $35 million in the third quarter of 2012.

Provision (Benefit) for Income Taxes. Expense for income taxes was $1 million for the third quarter of 2013 compared to a benefit for income taxes of $1 million for the third quarter of 2012. This $2 million increase in expense for income taxes was due primarily to higher earnings from our manufacturing businesses during the third quarter of 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following tables and narrative compare operating results by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2013	2012
Operating Income by Segment
Northern Resources	$24	$15	$9
Southern Resources	74	66	8
Real Estate	138	113	25
Manufactured Products	35	22	13
Other	14	14	—
Total Segment Operating Income	285	230	55
Other Costs and Eliminations	(51)	(47)	(4)
Other Unallocated Operating Income (Expense), net	(3)	1	(4)
Operating Income	$231	$184	$47

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.921	$78	1.967	$69
Pulpwood ($/Ton Delivered)	1.010	$43	1.209	$42
Total	2.931		3.176

Revenues increased by $9 million, or 5%, to $194 million in the first nine months of 2013 compared to the first nine months of 2012. This increase was due primarily to higher sawlog prices ($18 million), partially offset by lower pulpwood volumes ($8 million) and lower sawlog harvest volumes ($3 million).

Sawlog prices increased 14% in the first nine months of 2013 compared to the first nine months of 2012 due primarily to improved demand and limited supply compared to the same period of the prior year. The demand for sawlogs on the West coast has improved due primarily to lumber and plywood mills increasing production along with the steady demand for export logs, primarily to China. Lumber and plywood production has increased compared to 2012 primarily as a result of near record high lumber and plywood prices during the first half of 2013 and improving U.S. housing starts. Housing starts during the first eight months of 2013 increased by 23% over the same period in the prior year and have increased by over 50% (using a seasonally adjusted annual rate) from the record low housing starts of 554,000 in 2009. The supply of logs was limited during most of the first nine months of 2013 due to weather-related harvesting restrictions earlier in the period and harvesting restrictions related to forest fires later in the period.

Sawlog harvest volumes were 2% lower in the first nine months of 2013 compared to the first nine months of 2012. For all of 2013, sawlog harvest volumes are expected to decrease by approximately 6% compared to the 2.6 million tons we harvested in 2012 due primarily to harvest schedule and timber inventory updates, and recent land sales.

Pulpwood harvest volumes were 16% lower in the first nine months of 2013 compared to the first nine months of 2012 due primarily to an excess supply of wood chips on the West coast and, to a lesser extent, harvest schedule updates and recent land sales in the Northeastern U.S. Throughout most of 2013, there has been an excess supply of wood chips on the West coast due to an increase in lumber and plywood production. For all of 2013, pulpwood harvest volumes are expected to decrease by approximately 14% compared to the 1.6 million tons we harvested in 2012 due primarily to the excess supply of wood chips, harvest schedule updates, and recent land sales.

Northern Resources Segment operating income was 12% of its revenues for the first nine months of 2013 compared to 8% of its revenues for the first nine months of 2012 due primarily to higher sawlog prices, partially offset by a loss related to several forest fires and higher log and haul rates. Segment costs and expenses were $170 million for both the first nine months of 2013 and the first nine months of 2012. Segment costs and expenses were negatively impacted by a $4 million fire loss and higher log and haul rates per ton ($4 million); however, these increases were offset almost entirely as a result of lower harvest volumes. The $4 million fire loss represents the book basis of timber volume destroyed as a result of forest fires on approximately 12,000 acres in Oregon and Montana. Log and haul rates increased 4% during the first nine months of 2013 compared to the first nine months of 2012 due primarily to longer haul distances and lower volumes per acre on certain harvest units.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	4.159	$21	4.406	$20
Pulpwood ($/Ton Stumpage)	5.411	$11	5.926	$10
Total	9.570		10.332

Revenues were essentially flat at $313 million during the first nine months of 2013 compared to the first nine months of 2012. An increased proportion of delivered log sales ($9 million), higher sawlog prices ($8 million) and higher pulpwood prices ($7 million), were offset by lower pulpwood volumes ($11 million) and lower sawlog volumes ($10 million).

Markets for delivered log sales were generally more attractive during the first nine months of 2013 than markets for the sale of standing timber (or “stumpage”). Under delivered log sale agreements, we are responsible for log and haul costs, while under agreements to sell standing timber, the buyer is responsible for log and haul costs. While revenues are higher under a delivered log sale, a large portion of the increase is to cover the related increase in cost of sales.

Sawlog prices increased 8% during the first nine months of 2013 compared to the first nine months of 2012 due primarily to a modest increase in lumber production and, to a lesser extent, wet weather in the eastern areas of the Segment. Despite near record high lumber prices during the first half of 2013 and the significant improvement in U.S. housing starts, sawlog prices have improved at a slower pace, compared to sawlog prices in our Northern Resources Segment, due primarily to only a modest increase in regional demand. During the first nine months of 2013, lumber production in the South increased by only 5%, as mill owners in the South have reacted more slowly (compared to the mill owners in the North) to add shifts or reopen curtailed facilities. However, log prices in the eastern areas of the Segment were favorably impacted by weather-related harvesting restrictions.

Sawlog harvest volumes decreased 6% in the first nine months of 2013 compared to the first nine months of 2012 due primarily to the company targeting the majority of this year's harvest toward the second half of 2013 in anticipation of increasing sawlog demand and prices. For all of 2013, sawlog harvest volumes are expected to be slightly higher than the 5.7 million tons we harvested in 2012.

Pulpwood prices increased 14% during the first nine months of 2013 compared to the first nine months of 2012. This increase is due primarily to increased fiber demand from competing uses, such as Oriented Strand Board production and the export of wood pellets used to produce bioenergy.

Pulpwood harvest volumes decreased 9% in the first nine months of 2013 compared to the first nine months of 2012 due primarily to adequate mill inventories. Despite improving demand, most mills in the western areas of the Segment had an ample supply of pulpwood due to favorable harvesting conditions as a result of unusually dry weather. For all of 2013, pulpwood harvest volumes are expected to be slightly lower than the 8.0 million tons we harvested in 2012.

Southern Resources Segment operating income was 24% of its revenues for the first nine months of 2013 and was 21% of its revenues for the first nine months of 2012. The increase was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses decreased by $7 million, or 3%, to $239 million due primarily to lower harvest volumes and lower depletion rates, partially offset by log and haul costs that were higher due to an increased proportion of delivered sales ($9 million). Depletion rates were lower ($3 million) due primarily to updated assumptions with respect to future growth rates and future silviculture investments. We are assuming higher growth rates as a result of improved performance in the seedlings we have planted over the last two decades. We are, therefore, also assuming lower future silviculture expenditures due primarily to better than expected growth rates.

Real Estate Segment.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	40,115	$49	$1,230	28,005	$34	$1,215
Large Non-Strategic	51,370	106	2,040	169,570	151	895
Conservation	19,880	20	995	7,865	10	1,240
Higher and Better Use / Recreational	26,875	52	1,945	16,160	33	2,050
Conservation Easements	n/a	—	—	n/a	10	28
Total	138,240	$227		221,600	$238

Proceeds from Real Estate Joint Venture		$—			$5

Revenues decreased by $16 million, or 7%, to $227 million in the first nine months of 2013 compared to the same period in the prior year. This decrease is due primarily to a decrease in large non-strategic land sales ($45 million) and conservation easement sales ($10 million), offset in part by an increase in the revenue from higher and better use / recreational sales ($19 million), small non-strategic sales ($15 million), and conservation sales ($10 million).

Revenue from the sale of large non-strategic timberlands was $106 million during the first nine months of 2013 compared to $151 million during the same period in 2012 due primarily to selling fewer acres in 2013. Due to improving demand, the company expects to increase revenues from higher and better use properties and decrease revenues from large non-strategic timberlands in 2013 compared to the prior year. The demand for some of our higher and better use properties has strengthened due to improving consumer sentiment as a result of the improving U.S. economy, recent stock market gains, and the expectation that rural real estate values will begin to improve. Additionally, the company continued to take advantage of favorable demand and attractive values from commercial and institutional timberland buyers. Of note, the price per acre for large non-strategic timberlands can vary significantly due to the geographic location, the stocking level including timber species and age class distribution, the timber growing rates, and the demand and supply of wood fiber in the local market.

Revenue from our higher and better use / recreational properties increased as a result of selling approximately 10,700 (66%) more acres compared to the first nine months of 2012 due primarily to the improving demand for some of our properties. However, the improvement in demand has not yet resulted in upward price pressure for our higher and better use / recreational properties and the demand for our premium higher and better use / recreational properties still remains soft.

Revenues from small non-strategic sales increased due primarily to selling approximately 12,100 (43%) more acres during the first nine months of 2013 compared to the same period of 2012. We completed a nearly 13,000 acre sale during the third quarter of 2013.

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

We expect revenues from real estate sales during 2013 to range between $274 million and $279 million.

Real Estate Segment operating income was 61% of its revenues for the first nine months of 2013 compared to 47% for 2012. This increase is due primarily to selling large non-strategic properties with significantly lower operating margins in 2012 compared to the margins generated in 2013. Most of the large non-strategic properties sold in 2012 were acquired within the past decade, and therefore, had a higher book value than the large non-strategic properties sold in 2013. Additionally, the sales price per acre for the 2012 large non-strategic property sales was lower than the 2013 large non-strategic property sales due to the age and stocking level of the timberlands. Real Estate Segment costs and expenses decreased by $41 million to $89 million during the first nine months of 2013 due primarily to selling fewer acres and selling large non-strategic properties in 2013 with a lower book value compared to the large non-strategic property sold during the first nine months of 2012.

Manufactured Products Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	107,927 MBF	$533	88,184 MBF	$535
Plywood	141,978 MSF	$461	153,682 MSF	$409
MDF	167,397 MSF	$663	152,168 MSF	$622

(A)	Represents product prices at the mill level.

Revenues increased by $33 million, or 13%, to $279 million for the first nine months of 2013 compared to the first nine months of 2012. This increase in revenues was due primarily to higher MDF sales volumes ($8 million), higher MDF prices ($7 million), higher lumber volumes ($7 million), higher plywood prices ($7 million) and higher lumber (boards) prices ($4 million), partially offset by lower plywood sales volumes ($4 million).

MDF sales volume was 10% higher during the first nine months of 2013 compared to the first nine months of 2012 due primarily to a modest increase in demand and limited supply. MDF demand increased in many specialty markets for products, such as cabinet components, molding and architectural doors, due primarily to a strengthening U.S. economy and an increase in U.S. housing starts. The supply of MDF in North America has been limited due primarily to low imports and the closure of several high-cost domestic mills. This supply and demand imbalance allowed for MDF price increases during the first nine months of 2013. MDF average prices were 7% higher during the first nine months of 2013 compared to the same period in the prior year.

Lumber sales volume was 22% higher during the first nine months of 2013 compared to the first nine months of 2012 due primarily to resuming operations at our Evergreen, Montana stud lumber sawmill in April 2013. We expect our 2013 lumber sales volumes to exceed our 2012 lumber sales volumes as a result of re-starting this mill. Our average lumber sales realizations were flat due to the lower-valued stud lumber produced by the re-opened Evergreen sawmill. However, sales realizations from our board sawmill (which produces higher-value products) increased 8% during the first nine months of 2013 compared to the same period in the prior year due primarily to limited supply. The supply of boards has been limited because many lumber manufacturers have switched to producing alternative products for window and door manufacturers.

Plywood prices were 13% higher during the first nine months of 2013 compared to the first nine months of 2012. Plywood prices increased due primarily to an improvement in demand and limited supply. The demand from both our industrial (e.g., truck trailers and recreational vehicles) and commercial (e.g., concrete form) customers has improved in 2013 due primarily to an improving U.S. economy. The supply of specialty plywood in North America has been limited due primarily to low imports, domestic mill curtailments, and many plywood manufacturers switching to produce commodity panels. As a result of commodity plywood prices reaching historically high levels which peaked in April 2013, many plywood producers switched from producing specialty plywood to manufacturing commodity plywood, which resulted in a reduced supply for the specialty plywood products we produce. Plywood sales volume was 8% lower during the first nine months of 2013 due primarily to a declining regional supply of logs.

Manufactured Products Segment operating income was 13% of its revenues for the first nine months of 2013 compared to 9% of its revenues for the first nine months of 2012. This increase in operating performance was due primarily to higher product prices. Manufactured Products Segment costs and expenses increased by $20 million, or 9%, to $244 million due primarily to increased MDF and lumber sales volumes and, to a lesser extent, higher lumber and plywood log costs ($5 million). The per ton cost for logs has increased due primarily to improving lumber and plywood prices and the declining regional supply of logs.

Other Costs and Eliminations. Other costs and eliminations (which consist of corporate overhead and intercompany profit elimination) decreased operating income by $51 million during the first nine months of 2013 and by $47 million during the first nine months of 2012. The increase of $4 million was due primarily to higher information technology costs ($1 million), higher share-based compensation costs ($1 million), and higher legal and compliance costs ($2 million).

Other Unallocated Operating Income (Expense), net. Other unallocated operating income and expense (which consists of income and expenses not allocated to the operating segments) decreased operating income by $3 million during the first nine months of 2013 and increased operating income by $1 million during the first nine months of 2012. The increase in expense of $4 million is due primarily to a loss related to the early termination of an equipment lease ($5 million), offset in part by a litigation settlement payment received by the company ($1 million). The equipment lease was accounted for as an operating lease prior to termination. These items are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

Interest Expense, net. Interest expense, net of interest income was $104 million for both the first nine months of 2013 and 2012.

Provision (Benefit) for Income Taxes. The benefit for income taxes was essentially $0 the first nine months of 2013 compared to a benefit for income taxes of $2 million for the first nine months of 2012. Increased operating income from our manufacturing business of $13 million, which increased tax expense by $5 million, was offset by lower earnings from real estate sales by our taxable REIT subsidiaries, which reduced tax expense by $3 million.

At September 30, 2013, we have recorded deferred tax assets of $63 million (net of a $11 million valuation allowance) and deferred tax liabilities of $36 million. Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $63 million for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At September 30, 2013, we had a cash balance of $439 million and had availability of $192 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash in a table later in this section. For a description of a pending acquisition transaction that will impact the company's capital resources, refer to the previous discussion under "Recent Events."

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2013	2012	Change
Net Cash Provided By (Used In) Operating Activities	$320	$237	$83
Net Cash Provided By (Used In) Investing Activities	(287)	(71)	(216)
Net Cash Provided By (Used In) Financing Activities	50	(100)	150
Change in Cash and Cash Equivalents	$83	$66	$17

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2013 was $320 million compared to $237 million for the nine months ended September 30, 2012. The increase of $83 million is due primarily to lower expenditures ($80 million) for the purchase of standing timber (timber deed) and higher operating income from both of our Resources Segments and from our Manufactured Products Segment ($30 million), partially offset by a negative working capital change ($17 million) and lower proceeds from real estate sales ($11 million). See Results of Operations for a discussion of factors impacting operating income for our Manufactured Products and Resources Segments and proceeds from real estate sales.

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

Capital Expenditures. Capital expenditures (excluding timberland and mineral rights acquisitions) for the nine months ended September 30, 2013 were $51 million compared to $52 million for the same period in 2012. Planned capital expenditures for 2013 are expected to range between $75 million and $80 million and include approximately $63 million for our timberlands, $6 million for our manufacturing facilities, $3 million for real estate development investments, and $7 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2013 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

Timberland Acquisitions. During the second quarter of 2013, the company acquired approximately 46,000 acres of timberlands in western Georgia and eastern Alabama for a total of $72 million. This acquisition was financed by our line of credit and has been accounted for as an asset acquisition.

Mineral Rights Acquisition. In September 2013, the company acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million.  The company is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries.  Our mineral rights expire after 38 years.  The purchase was financed by our line of credit and has been accounted for as an asset acquisition.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant.  As of September 30, 2013, we have $76 million of scheduled debt principal payments over the next twelve months. On October 1, 2013, we made a $72 million scheduled debt principal payment, funded with the proceeds from our 2012 public debt offering. We believe that our cash flows from operating activities over the next twelve months will be more than adequate to fund planned capital expenditures and our dividend.

The following table summarizes our sources and uses of cash (in millions):

	Nine Months Ended September 30,
	2013	2012	Change
Sources of Cash:
Operations (A)	$295	$288	$7
Changes in Working Capital	(12)	5	(17)
Cash Distributions from Timberland Venture	56	56	—
Cash from Stock Option Exercises	35	5	30
Increase Debt Obligations, net	229	100	129
Other Cash Changes, net (B)	—	(1)	1
Total Sources of Cash	603	453	150
Uses of Cash:
Returned to Stockholders:
Dividends	(212)	(204)	(8)
Common Stock Repurchases	(2)	(1)	(1)
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (C)	(52)	(56)	4
Timber Deed Acquired	(18)	(98)	80
Timberlands Acquired	(80)	(18)	(62)
Mineral Rights Acquired	(156)	—	(156)
Meet Our Pension Obligations:
Pension Contributions	—	(10)	10
Total Uses of Cash	(520)	(387)	(133)
Change in Cash and Cash Equivalents	$83	$66	$17

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

(C)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland and Mineral Rights Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities. Expenditures for Real Estate Development were $1 million for the nine month period ending September 30, 2013 and $4 million for the nine month period ending September 30, 2012.

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

The weighted-average interest rate for the borrowings on the line of credit was 1.38% and 1.43% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, we had $507 million of borrowings and $1 million of standby letters of credit outstanding; $192 million remained available for borrowing under our line of credit. As of October 1, 2013, $355 million of the borrowings outstanding under our line of credit was repaid.

Term Credit Agreement. The company has a $450 million term credit agreement that matures on April 3, 2019. The interest rate on the $450 million term credit agreement was 1.68% and 1.71% as of September 30, 2013 and December 31, 2012, respectively. The interest rate on the $450 million term credit agreement is based on LIBOR plus 1.50%. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both September 30, 2013 and December 31, 2012. The term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. As of September 30, 2013, the company had $86 million aggregate principal amount of Senior Notes outstanding that are privately placed borrowings with various lenders (“Private Debt”). On October 1, 2013, we made a $72 million scheduled Private Debt principal payment, funded with the proceeds from our 2012 public debt offering. The remaining Private Debt of approximately $14 million matures serially in 2013 through 2016.

As of September 30, 2013, the company had publicly issued and outstanding $1.4 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt consists of $458 million of 5.875% Public Debt which matures in 2015, $575 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Senior Notes
Public Debt	$1,353	$1,353
Private Debt	86	260
Total Senior Notes	$1,439	$1,613

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

Debt Covenants. Our Senior Notes, Term Credit Agreement, and Line of Credit contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of September 30, 2013.

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

The borrowing agreements for the Private Debt include limitations on the incurrence of indebtedness, making restricted payments (such as payments of cash dividends or stock repurchases), harvest levels and sales of assets. The restricted payments covenant is based on a computation of “available cash,” which is generally our net income (excluding gains on the sale of capital assets) after adjusting for non-cash charges (such as depreciation and depletion), changes in various reserves, less capital expenditures and principal payments on indebtedness that are not financed. Additionally, the amount of available cash may be increased by the amount of proceeds from the sale of higher and better use properties and, under certain circumstances, by 50% of the amount of net proceeds from the sale of other assets. At September 30, 2013, our entire cash balance of $439 million is available to make restricted payments.

As of September 30, 2013, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On November 5, 2013, the Board of Directors declared a dividend of $0.44 per share, or approximately $78 million, which will be paid on November 27, 2013 to stockholders of record on November 15, 2013. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current period and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of real estate sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; debt covenant restrictions that may impose limitations on the company's ability to make cash payments; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At September 30, 2013, $175 million was available for share repurchases under the current Board of Directors' authorization.

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

Third Quarter 2013 Compared to Third Quarter 2012

The following table compares Adjusted EBITDA by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2013	2012
Adjusted EBITDA by Segment
Northern Resources	$16	$12	$4
Southern Resources	44	42	2
Real Estate	91	90	1
Manufactured Products	15	13	2
Other	6	5	1
Other Costs and Eliminations, net	(20)	(16)	(4)
Total Adjusted EBITDA	$152	$146	$6

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended September 30 (in millions):

	Quarter Ended September 30, 2013

	Operating Income	Depreciation, Depletion and Amortization (1)	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$5	$11	$—	$16
Southern Resources	27	17	—	44
Real Estate	63	1	27	91
Manufacturing	11	4	—	15
Other	5	1	—	6
Other Costs and Eliminations	(16)	—	—	(16)
Other Unallocated Operating Income (Expense), net	(4)	—	—	(4)
Total	$91	$34	$27	$152

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	16
Interest Expense	(34)
(Provision) Benefit for Income Taxes	(1)
Net Income	$72

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$180
Interest Expense				34
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				1
Distributions from Timberland Venture				(29)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				2
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(28)
Other				(7)
Adjusted EBITDA				$152

(1) Includes a $4 million loss due to fire damages in the Northern Resources Segment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Quarter Ended September 30, 2012

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$5	$7	$—	$12
Southern Resources	23	19	—	42
Real Estate	54	—	36	90
Manufacturing	9	4	—	13
Other	5	—	—	5
Other Costs and Eliminations	(17)	1	—	(16)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$79	$31	$36	$146

Reconciliation to Net Income (1)
Equity Earnings from Timberland Venture	14
Interest Expense	(35)
(Provision) Benefit for Income Taxes	1
Net Income	$59

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$148
Interest Expense				35
Amortization of Debt Costs				—
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(28)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				1
Timber Deed Acquired				—
Pension Plan Contributions				3
Working Capital Changes				(7)
Other				(5)
Adjusted EBITDA				$146

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table compares Adjusted EBITDA by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2013	2012
Adjusted EBITDA by Segment
Northern Resources	$47	$35	$12
Southern Resources	119	118	1
Real Estate	208	225	(17)
Manufactured Products	47	33	14
Other	16	14	2
Other Costs and Eliminations, net	(53)	(45)	(8)
Total Adjusted EBITDA	$384	$380	$4

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the nine months ended September 30 (in millions):

	Nine Months Ended September 30, 2013

	Operating Income	Depreciation, Depletion and Amortization (1)	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$24	$23	$—	$47
Southern Resources	74	45	—	119
Real Estate	138	1	69	208
Manufacturing	35	12	—	47
Other	14	2	—	16
Other Costs and Eliminations	(51)	1	—	(50)
Other Unallocated Operating Income (Expense), net	(3)	—	—	(3)
Total	$231	$84	$69	$384

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	47
Interest Expense	(104)
(Provision) Benefit for Income Taxes	—
Net Income	$174

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$320
Interest Expense				104
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				—
Distributions from Timberland Venture				(56)
Deferred Income Taxes				1
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				6
Timber Deed Acquired				18
Pension Plan Contributions				—
Working Capital Changes				12
Other				(19)
Adjusted EBITDA				$384

(1) Includes a $4 million loss due to fire damages in the Northern Resources Segment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Nine Months Ended September 30, 2012

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$15	$20	$—	$35
Southern Resources	66	52	—	118
Real Estate	113	1	111	225
Manufacturing	22	11	—	33
Other	14	—	—	14
Other Costs and Eliminations	(47)	1	—	(46)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$184	$85	$111	$380

Reconciliation to Net Income (1)
Equity Earnings from Timberland Venture	42
Interest Expense	(104)
(Provision) Benefit for Income Taxes	2
Net Income	$124

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$237
Interest Expense				104
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				(2)
Distributions from Timberland Venture				(56)
Deferred Income Taxes				1
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				6
Timber Deed Acquired				98
Pension Plan Contributions				10
Working Capital Changes				(5)
Other				(11)
Adjusted EBITDA				$380

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

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(A)
September 30, 2013
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$76	$3	$462	$4	$—	$900	$1,445	$1,474
Average Interest Rate(C)	4.9%	4.8%	4.7%	4.2%	4.2%	4.0%
Related Party Obligations
Principal Due						$783	$783	$926
Interest Rate						7.4%
Variable Rate Debt(D)						$450	$450	$450
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

September 30, 2012
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$3	$250	$3	$462	$4	$575	$1,297	$1,388
Average Interest Rate(C)	5.5%	5.4%	5.2%	5.2%	4.7%	4.7%
Related Party Obligations
Principal Due						$783	$783	$957
Interest Rate						7.4%
Variable Rate Debt						$450	$450	$450

(A)
The fair value of the company's Public Debt is estimated using market quotes; the fair value of the company's Private Debt with unrelated third parties is estimated using the same rates adjusted for the different maturities. The fair value of the company's Note Payable to Timberland Venture is estimated using the same rates as the Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity. See Note 10 of the Notes to Consolidated Financial Statements. The increase in fair value of our fixed rate debt compared to September 30, 2012 (excluding related party debt) was due primarily to the issuance of $325 million of 3.25% Public Debt during 2012, partially offset by principal repayments of $177 million of Private Debt during the twelve month period and an increase in market rates on our Public Debt. At September 30, 2013, market rates on our Public Debt were higher compared to September 30, 2012 due to increases in treasury rates that exceeded the decline in the corresponding credit spreads.

The fair value of our floating rate term loan (variable rate debt) as of September 30, 2013 and September 30, 2012 was determined by adjusting the spread over LIBOR to a current market spread for comparable debt as of September 30, 2013 and September 30, 2012.

(B)	Excludes unamortized discount of $6 million and $4 million at September 30, 2013 and 2012, respectively.

(C)	Represents the average interest rate of total fixed rate debt (excluding related party debt) outstanding at the end of the period.

(D)
As of September 30, 2013, the interest rate for the $450 million term credit agreement was 1.68%. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1%.

Not included in the above table are borrowings of $507 million under our $700 million revolving line of credit. As of September 30, 2013, the weighted-average interest rate on the $507 million of borrowings was 1.38%. The interest rate on the line of credit is based on LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. As of October 1, 2013, $355 million of the borrowings outstanding under our line of credit was repaid.

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

The following risk factor relating to our agreement to purchase assets from MeadWestvaco (the “Acquisition”) updates the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain risks related to the Acquisition.

There are a number of risks and uncertainties relating to the Acquisition. For example, the Acquisition may not be completed timely, or at all. There can be no assurance that the conditions to closing of the Acquisition will be satisfied or waived, or that other events will not intervene to delay or prevent the closing. Moreover, we may not realize the full benefits that we expect from the Acquisition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the third quarter of 2013:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
July 1, 2013 through July 31, 2013	0 shares of common stock	$—	0 shares of common stock	$ 175 million
August 1, 2013 through August 31, 2013	334 shares of common stock	$48.65	0 shares of common stock	$ 175 million
September 1, 2013 through September 30, 2013	0 shares of common stock	$—	0 shares of common stock	$ 175 million
Total	334 shares of common stock	$48.65	0 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At September 30, 2013, the remaining share repurchase authorization was $175 million.

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

2.3
Master Purchase and Sale Agreement, dated October 28, 2013, by and among MeadWestvaco Corporation, MWV Community Development and Land Management, LLC and MWV Community Development, Inc., as sellers, and Plum Creek Timberlands, L.P., Plum Creek Marketing, Inc., Plum Creek Land Company and Highland Mineral Resources, LLC, as purchasers (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed October 29, 2013).

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

Date: November 8, 2013